Form 10-Q
period 2016-12-31
META FINANCIAL GROUP INC
filed 2017-02-08
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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
(Address of principal executive offices and Zip Code)

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

Large accelerated filer☐	Accelerated filer☒	Non-accelerated filer☐	Smaller Reporting Company☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ YES  ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at February 3, 2017:
Common Stock, $.01 par value	9,345,762 shares
Nonvoting Common Stock, $.01 par value	0 Nonvoting shares

META FINANCIAL GROUP, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

ASSETS	December 31, 2016	September 30, 2016
Cash and cash equivalents	$695,731	$773,830
Investment securities available for sale	936,832	910,309
Mortgage-backed securities available for sale	534,939	558,940
Investment securities held to maturity	478,611	486,095
Mortgage-backed securities held to maturity	126,365	133,758
Loans held for sale	1,223	—
Loans receivable	1,113,485	925,105
Allowance for loan losses	(6,415)	(5,635)
Federal Home Loan Bank Stock, at cost	3,832	47,512
Accrued interest receivable	21,375	17,199
Premises, furniture, and equipment, net	20,093	18,626
Bank-owned life insurance	57,934	57,486
Foreclosed real estate and repossessed assets	76	76
Goodwill	98,898	36,928
Intangible assets	73,472	28,921
Prepaid assets	35,722	9,443
Deferred taxes	12,420	—
Meta Payment Systems accounts receivable	6,885	6,334
Other assets	1,851	1,492

Total assets	$4,213,329	$4,006,419

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$2,473,275	$2,167,522
Interest-bearing checking	41,119	38,077
Savings deposits	52,566	50,742
Money market deposits	46,856	47,749
Time certificates of deposit	122,334	125,992
Wholesale deposits	926,987	—
Total deposits	3,663,137	2,430,082
Short-term debt	3,857	1,095,118
Long-term debt	92,479	92,460
Accrued interest payable	2,255	875
Deferred taxes	—	4,600
Accrued expenses and other liabilities	79,815	48,309
Total liabilities	3,841,543	3,671,444

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued or outstanding at December 31, 2016 and September 30, 2016, respectively	—	—
Common stock, $.01 par value; 15,000,000 shares authorized, 9,305,079 shares issued and outstanding at December 31, 2016 and 8,523,641 shares issued and outstanding at September 30, 2016	93	85
Common stock, Nonvoting, $.01 par value; 3,000,000 shares authorized, no shares issued or outstanding at December 31, 2016 and September 30, 2016, respectively	—	—
Additional paid-in capital	249,476	184,780
Retained earnings	127,239	127,190
Accumulated other comprehensive income (loss)	(5,022)	22,920
Total stockholders’ equity	371,786	334,975

Total liabilities and stockholders’ equity	$4,213,329	$4,006,419
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended December 31,
	2016	2015
Interest and dividend income:
Loans receivable, including fees	$10,678	$8,319
Mortgage-backed securities	3,320	3,713
Other investments	8,577	6,243
	22,575	18,275
Interest expense:
Deposits	938	163
FHLB advances and other borrowings	1,804	557
	2,742	720

Net interest income	19,833	17,555

Provision (recovery) for loan losses	843	786

Net interest income after provision for loan losses	18,990	16,769

Non-interest income:
Tax product fees	625	135
Card fees	18,414	15,256
Loan fees	870	792
Bank-owned life insurance	448	374
Deposit fees	150	162
Gain (loss) on sale of securities available for sale, net (includes ($1,234) and $21 reclassified from accumulated other comprehensive income (loss) for net gains (losses) on available for sale securities for the three months ended December, 2016 and 2015, respectively)	(1,234)	21
Other income (loss)	76	94
Total non-interest income	19,349	16,834

Non-interest expense:
Compensation and benefits	17,850	14,655
Tax product	78	18
Card processing	5,579	5,234
Occupancy and equipment	3,977	3,379
Legal and consulting	2,723	1,131
Marketing	470	502
Data processing	363	341
Amortization expense	1,525	1,213
Other expense	4,188	3,535
Total non-interest expense	36,753	30,008

Income before income tax expense	1,586	3,595

Income tax expense (includes ($463) and $8 income tax expense (benefit) reclassified from accumulated other comprehensive income (loss) for the three months ended December 31, 2016 and 2015, respectively)	342	(463)

Net income	$1,244	$4,058

Earnings per common share:
Basic	$0.14	$0.49
Diluted	$0.14	$0.49
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in Thousands)

	Three Months Ended December 31,
	2016	2015
Net income	$1,244	$4,058

Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities	(45,268)	2,621
Losses (gains) realized in net income	1,234	(21)
	(44,034)	2,600
LESS: Deferred income tax effect	(16,092)	974
Total other comprehensive income (loss)	(27,942)	1,626
Total comprehensive income (loss)	$(26,698)	$5,684

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For the Three Months Ended December 31, 2016 and 2015
(Dollars in Thousands, Except Share and Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance, September 30, 2015	$82	$170,749	$98,359	$2,455	$(310)	$271,335

Cash dividends declared on common stock ($0.13 per share)	—	—	(1,068)	—	—	(1,068)

Issuance of common shares from the sales of equity securities	3	11,614	—	—	—	11,617

Issuance of common shares due to issuance of stock options, restricted stock and ESOP	—	1,060	—	—	310	1,370

Stock compensation	—	639	—	—	—	639

Net change in unrealized gains on securities, net of income taxes	—	—	—	1,626	—	1,626

Net income	—	—	4,058	—	—	4,058

Balance, December 31, 2015	$85	$184,062	$101,349	$4,081	$—	$289,577

Balance, September 30, 2016	$85	$184,780	$127,190	$22,920	$—	$334,975

Cash dividends declared on common stock ($0.13 per share)	—	—	(1,195)	—	—	(1,195)

Issuance of common shares due to issuance of stock options, restricted stock and ESOP	3	3,245	—	—	—	3,248

Issuance of common shares due to acquisitions	5	37,291	—	—	—	37,296

Contingent consideration equity earnout due to SCS acquisition	—	24,091	—	—	—	24,091

Stock compensation	—	69	—	—	—	69

Net change in unrealized gains on securities, net of income taxes	—	—	—	(27,942)	—	(27,942)

Net income	—	—	1,244	—	—	1,244

Balance, December 31, 2016	$93	$249,476	$127,239	$(5,022)	$—	$371,786

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income	$1,244	$4,058
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	9,479	8,635
Provision (recovery) for loan losses	843	786
Provision (recovery) for deferred taxes	(927)	(1,148)
(Gain) loss on other assets	(6)	(12)
(Gain) loss on sale of securities available for sale, net	1,234	(21)
Capital lease obligations interest expense	31	32
Net change in accrued interest receivable	(4,176)	(2,954)
Originations of loans held for sale	(27,191)	—
Proceeds from sales of loans held for sale	25,968	—
Change in bank-owned life insurance value	(448)	(374)
Net change in other assets	(27,164)	(1,857)
Net change in accrued interest payable	1,379	(43)
Net change in accrued expenses and other liabilities	14,224	(11,436)
Net cash provided by (used in) operating activities	(5,510)	(4,334)

Cash flows from investing activities:
Purchase of securities available-for-sale	(144,024)	(135,466)
Proceeds from sales of securities available-for-sale	60,623	27,672
Proceeds from maturities and principal repayments of securities available-for-sale	30,849	25,646
Purchase of securities held to maturity	—	(69,526)
Proceeds from maturities and principal repayments of securities held to maturity	13,301	3,029
Purchase of student loan portfolio	(136,172)	—
Proceeds from loan sales	6,525	—
Net change in loans receivable	(59,008)	(31,660)
Net cash paid for acquisitions	(29,425)	—
Federal Home Loan Bank stock purchases	(140,680)	(193,640)
Federal Home Loan Bank stock redemptions	184,360	213,240
Proceeds from the sale of premises and equipment	58	13
Purchase of premises and equipment	(2,899)	(1,521)
Net cash provided by (used in) investing activities	(216,492)	(162,213)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	309,726	928,701
Net change in time deposits	(3,658)	(17,192)
Net change in wholesale deposits	926,987	—
Net change in FHLB and other borrowings	(100,000)	50,000
Net change in federal funds	(992,000)	(540,000)
Net change in securities sold under agreements to repurchase	744	(2,000)
Principal payments on capital lease obligations	(18)	(31)
Cash dividends paid	(1,195)	(1,068)
Stock compensation	69	639
Proceeds from issuance of common stock	3,248	12,987
Net cash provided by (used in) financing activities	143,903	432,036

Net change in cash and cash equivalents	(78,099)	265,489

Cash and cash equivalents at beginning of period	773,830	27,658
Cash and cash equivalents at end of period	$695,731	$293,147

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Con't.)

	Three Months Ended December 31,
	2016	2015
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,362	$763
Income taxes	2,110	1,579
Franchise taxes	20	20
Other taxes	1	1

Supplemental schedule of non-cash investing activities:
Stock issued for acquisitions	$(37,296)	$—
Contingent consideration - cash	(17,259)	—
Contingent consideration - equity	(24,091)	—
Purchase of available-for-sale securities accrued, not paid	—	4,264
See Notes to Condensed Consolidated Financial Statements.

NOTE 1.    BASIS OF PRESENTATION

The interim unaudited Condensed Consolidated Financial Statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended September 30, 2016 included in Meta Financial Group, Inc.’s (“Meta Financial” or the “Company”) Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 14, 2016.  Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements have been omitted.

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three month period ended December 31, 2016 are not necessarily indicative of the results expected for the fiscal year ending September 30, 2017.

The Company reclassified insignificant ERO and taxpayer advance fee income and related expenses during the first quarter of fiscal year 2017 from loan fees and other income to tax product fees and other expenses to tax product expense. Prior period amounts have also been reclassified.

NOTE 2.    ACQUISITIONS

EPS Financial
On November 1, 2016, the Company, through its wholly-owned subsidiary, MetaBank, completed the acquisition of substantially all of the assets and certain liabilities of EPS Financial, LLC ("EPS") from privately-held Drake Enterprises, Ltd. ("Drake"). The assets acquired by MetaBank in the EPS acquisition include the EPS trade name, operating platform, and other assets. EPS is a leading provider of comprehensive tax-related financial transaction solutions for over 10,000 Electronic Return Originators ("ERO's") nationwide, offering a one-stop-shop for all tax preparer financial transactions. These solutions include a full-suite of refund settlement products, prepaid payroll card solutions and merchant services.
Under the terms of the purchase agreement, the aggregate purchase price, which was based upon the November 1, 2016 tangible book value of EPS, included the payment of $21.9 million in cash, after adjustments, and 369,179 shares of Meta Financial common stock. The Company acquired assets with approximate fair values of $17.9 million of intangible assets, including customer relationships, trademark, and non-compete agreements, and $0.1 million of other assets, resulting in $30.4 million of goodwill.
The following table represents the approximate fair value of assets acquired and liabilities assumed of EPS on the consolidated statement of financial condition as of November 1, 2016.

As of November 1, 2016
(Dollars in Thousands)
Fair value of consideration paid
Cash	21,877
Stock issued	26,507
Total consideration paid	48,384

Fair value of assets acquired
Intangible assets	17,930
Other assets	79
Total assets	18,009
Fair value of net assets acquired	18,009
Goodwill resulting from acquisition	30,375

The Company included the financial results of EPS in its consolidated financial statements subsequent to the acquisition date. The EPS transaction has been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the transaction date. The Company made significant estimates and exercised judgment in estimating fair values and accounting for such acquired assets and liabilities.

The Company recognized goodwill of $30.4 million, which is calculated as the excess of both the consideration exchanged and the liabilities assumed, which were negligible, as compared to the fair value of identifiable assets acquired. Goodwill resulted from expected operational synergies and expanded product lines and is expected to be deductible for tax purposes. See Note 12 to the Condensed Consolidated Financial Statements for further information on goodwill.
The Company recognized $0.5 million of pre-tax transaction related expenses during the first three months of fiscal year 2017. The transaction expenses are reflected on the consolidated statement of operations primarily under legal and consulting.
SCS
On December 14, 2016, the Company, through MetaBank, completed the acquisition of substantially all of the assets and specified liabilities of Specialty Consumer Services LP ("SCS"). The assets acquired by MetaBank in the SCS acquisition include the SCS trade name, propriety underwriting model and loan management system and other assets. SCS primarily provides consumer tax advance and other consumer credit services through its loan management services and other financial products.
Under the terms of the purchase agreement, the aggregate purchase price paid at closing, which was based upon the December 14, 2016 tangible book value of SCS, was approximately $7.5 million in cash and 113,328 shares of Meta Financial common stock. In addition, cash contingent consideration of up to $17.3 million (estimated fair value), payable in cash, and equity contingent consideration of up to 264,431 shares of Meta Financial common stock, will be paid if certain performance benchmarks are achieved subsequent to closing (described more fully below). The Company acquired assets with approximate fair values of $28.1 million of intangible assets, including customer relationships, trademark, and non-compete agreements, and negligible other assets, resulting in goodwill of $31.6 million. All amounts are at estimated fair market values.
Subject to the equity earn-out terms of the purchase agreement, SCS will be eligible to receive up to an aggregate of 264,431 shares of Meta Financial common stock within 20 days after the applicable equity earn-out statement is deemed final if certain targets are achieved. The equity earn-out measurements are as follows; 1) if, as of an equity earn-out measurement date, the anticipated 2018 measured gross profit meets or exceeds the statement amount, MetaBank will deliver to SCS a stated number of shares of Meta common stock; 2) if, as of an equity earn-out measurement date, the aggregate anticipated loan volume under all 2018 eligible contracts is greater than or equal to the agreed upon volume amount, then MetaBank will deliver to SCS a stated number of shares of Meta common stock; and 3) if, as of an equity earn-out measurement date, each agreement specified in the contract is in effect and each such agreement is not amended or modified as of such time (except as approved in writing by the President of MetaBank, in his or her sole discretion), then MetaBank will deliver to SCS a stated number of shares of Meta common stock. None of the equity earn-out payments are contingent on the achievement of any of the other equity earn-out targets.
Subject to the cash earn-out terms of the purchase agreement, MetaBank agreed to pay to SCS an amount equal to 100% of the 2017 measured business gross profit up to a maximum of $17.5 million within 20 days after the date on which each determination of the cash earn-out payment is deemed final.
The Company included the financial results of SCS in its consolidated financial statements subsequent to the acquisition date. The fair value of the liability for the cash contingent consideration was approximately $17.3 million and was included in other liabilities in the Company's consolidated statement of financial condition. The fair value of the equity contingent consideration was approximately $24.1 million at closing and was included in additional paid-in capital in the Company's consolidated statement of financial condition. The respective fair values of the liability and equity were estimated using an option based income valuation method with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in the FASB's Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of the expected future cash flows related to our acquisition of SCS during the earn-out period.
The following table represents the approximate fair value of assets acquired and liabilities recorded of SCS on the consolidated statement of financial condition as of December 14, 2016.

As of December 14, 2016
(Dollars in Thousands)
Fair value of transaction consideration
Cash	7,548
Stock issued	10,789
Paid consideration	18,337
Contingent consideration - cash	17,259
Contingent consideration - equity	24,091
Contingent consideration payable	41,350
Total consideration paid	59,687

Fair value of assets acquired
Intangible assets	28,090
Other assets	2
Total assets	28,092
Fair value of net assets acquired	28,092
Goodwill resulting from acquisition	31,595

The SCS transaction has been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the transaction date. The Company made significant estimates and exercised judgment in estimating fair values and accounting for such acquired assets and liabilities. The Company recorded a contingent liability in the amount of $17.3 million million upon completion of the acquisition to reflect the fair market value of the potential cash earn-out payment.
The Company recognized goodwill of $31.6 million, which is calculated as the excess of both the consideration exchanged and the liabilities recorded as compared to the fair value of identifiable assets acquired. Goodwill resulted from expected operational synergies and expanded product lines and is expected to be deductible for tax purposes. See Note 12 to the Condensed Consolidated Financial Statements for further information on goodwill.
The Company recognized $0.5 million of pre-tax transaction related expenses during the first three months of fiscal year 2017. The transaction expenses are reflected on the consolidated statement of operations primarily under legal and consulting.

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

Loans receivable at December 31, 2016 and September 30, 2016 are as follows:

	December 31, 2016	September 30, 2016
	(Dollars in Thousands)
1-4 Family Real Estate	$172,877	$162,298
Commercial and Multi-Family Real Estate	440,512	422,932
Agricultural Real Estate	64,014	63,612
Consumer	173,164	37,094
Commercial Operating	50,824	31,271
Agricultural Operating	33,617	37,083
Premium Finance	179,508	171,604
Total Loans Receivable	1,114,516	925,894

Allowance for Loan Losses	(6,415)	(5,635)
Net Deferred Loan Origination Fees	(1,031)	(789)
Total Loans Receivable, Net	$1,107,070	$919,470

Activity in the allowance for loan losses and balances of loans receivable by portfolio segment for the three months ended December 31, 2016 and 2015 is as follows:

	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Unallocated	Total
	(Dollars in Thousands)
Three Months Ended December 31, 2016
Allowance for loan losses:
Beginning balance	$654	$2,198	$142	$51	$117	$1,332	$588	$553	$5,635
Provision (recovery) for loan losses	—	(286)	334	(28)	691	(3)	110	25	843
Charge offs	—	—	—	—	—	—	(118)	—	(118)
Recoveries	—	—	—	24	5	12	14	—	55
Ending balance	$654	$1,912	$476	$47	$813	$1,341	$594	$578	$6,415

Ending balance: individually evaluated for impairment	11	—	—	—	339	—	—	—	350
Ending balance: collectively evaluated for impairment	643	1,912	476	47	474	1,341	594	578	6,065
Total	$654	$1,912	$476	$47	$813	$1,341	$594	$578	$6,415

Loans:
Ending balance: individually evaluated for impairment	190	429	—	—	505	—	—	—	1,124
Ending balance: collectively evaluated for impairment	172,687	440,083	64,014	173,164	50,319	33,617	179,508	—	1,113,392
Total	$172,877	$440,512	$64,014	$173,164	$50,824	$33,617	$179,508	$—	$1,114,516

	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Unallocated	Total
	(Dollars in Thousands)
Three Months Ended December 31, 2015
Allowance for loan losses:
Beginning balance	$278	$1,187	$163	$20	$28	$3,537	$293	$749	$6,255
Provision (recovery) for loan losses	7	7	8	—	79	319	506	(140)	786
Charge offs	—	—	—	—	—	—	(390)	—	(390)
Recoveries	—	—	—	—	—	—	15	—	15
Ending balance	$285	$1,194	$171	$20	$107	$3,856	$424	$609	$6,666

Ending balance: individually evaluated for impairment	—	235	—	—	—	3,614	—	—	3,849
Ending balance: collectively evaluated for impairment	285	959	171	20	107	242	424	609	2,817
Total	$285	$1,194	$171	$20	$107	$3,856	$424	$609	$6,666

Loans:
Ending balance: individually evaluated for impairment	117	1,341	—	—	8	4,832	—	—	6,298
Ending balance: collectively evaluated for impairment	134,733	320,784	64,181	34,868	37,497	35,580	110,640	—	738,283
Total	$134,850	$322,125	$64,181	$34,868	$37,505	$40,412	$110,640	$—	$744,581

Federal regulations promulgated by the Company's primary federal regulator, the Office of the Comptroller of the Currency (the "OCC"), provide for the classification of loans and other assets such as debt and equity securities. The loan classification and risk rating definitions are generally as follows:

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

The asset classification of loans at December 31, 2016 and September 30, 2016 are as follows:

December 31, 2016	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Total
	(Dollars in Thousands)
Pass	$171,840	$439,186	$33,272	$173,164	$50,139	$17,815	$179,508	$1,064,924
Watch	197	73	1,641	—	180	1,999	—	4,090
Special Mention	663	938	24,645	—	—	3,286	—	29,532
Substandard	177	315	4,456	—	165	10,517	—	15,630
Doubtful	—	—	—	—	340	—	—	340
	$172,877	$440,512	$64,014	$173,164	$50,824	$33,617	$179,508	$1,114,516

September 30, 2016	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Total
	(Dollars in Thousands)
Pass	$161,255	$421,577	$34,421	$37,094	$30,574	$19,669	$171,604	$876,194
Watch	200	72	2,934	—	184	4,625	—	8,015
Special Mention	666	962	25,675	—	—	5,407	—	32,710
Substandard	177	321	582	—	513	7,382	—	8,975
Doubtful	—	—	—	—	—	—	—	—
	$162,298	$422,932	$63,612	$37,094	$31,271	$37,083	$171,604	$925,894

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

The Company’s commercial and multi-family real estate loan portfolio is secured primarily by apartment buildings, office buildings and hotels.  Commercial and multi-family real estate loans generally are underwritten with terms not exceeding 20 years, have loan-to-value ratios of up to 80% of the appraised value of the security property, and are typically secured by guarantees of the borrowers.  The Company has a variety of rate adjustment features and other terms in its commercial and multi-family real estate loan portfolio.  Commercial and multi-family real estate loans provide for a margin over a number of different indices.  In underwriting these loans, the Company analyzes the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the property securing the loan.  Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent appraisers.

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

Consumer Lending.  The Company originates a variety of secured consumer loans, including home equity, home improvement, automobile, boat and loans secured by savings deposits.  In addition, the Company offers other secured and unsecured consumer loans and currently originates most of its consumer loans in its primary market area and surrounding areas.

The Company also purchased a seasoned, floating rate, private student loan portfolio in December 2016. The portfolio is serviced by ReliaMax Lending Services, LLC and insured by ReliaMax Surety Company. All loans are indexed to three-month LIBOR plus various margins.

The Retail Bank’s consumer loan portfolio primarily consists of home equity loans and lines of credit.  Substantially all of the Retail Bank’s home equity loans and lines of credit are secured by second mortgages on principal residences.  The Retail Bank will lend amounts which, together with all prior liens, may be up to 90% of the appraised value of the property securing the loan.  Home equity loans and lines of credit generally have maximum terms of five years.

The Retail Bank primarily originates automobile loans on a direct basis to the borrower, as opposed to indirect loans, which are made when the Retail Bank purchases loan contracts, often at a discount, from automobile dealers which have extended credit to their customers.  The Bank’s automobile loans typically are originated at fixed interest rates with terms of up to 60 months for new and used vehicles.  Loans secured by automobiles are generally originated for up to 80% of the N.A.D.A. book value of the automobile securing the loan.

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

Through its tax divisions, MetaBank also provides short-term consumer refund advance loans. Taxpayers are underwritten to determine eligibility for the advances and the advances are unsecured. These consumer loans are interest and fee free to the consumer. Due to the nature of consumer advance loans, it typically takes no more than three e-file cycles, the period of time between scheduled IRS payments, from when the return is accepted to collect. In the event of default, MetaBank has no recourse with the tax consumer. Generally, when the refund advance loan becomes delinquent for 90 days or more, or when collection of principal becomes doubtful, the Company will charge off the loan balance. The Company expects this portfolio to expand significantly following its agreements with H&R Block and Jackson Hewitt to offer such loans during the 2017 tax season.
Certain tax consumer loan balances are classified as held for sale on the statement of financial condition as they will be sold to participating financial institutions.
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

Through its Refund Advantage and EPS divisions, MetaBank also provides short-term ERO advance loans on a nation-wide basis. These loans are typically utilized to purchase tax preparation software and to prepare tax offices for the upcoming season. EROs go through an underwriting process to determine eligibility for the advances and the advances are unsecured. Due to the nature of ERO advance loans, it typically takes no more than three e-file cycles once the return is accepted to begin collection. Generally, when the ERO advance loan becomes delinquent for 90 days or more, or when collection of principal becomes doubtful, the Company will charge off the loan balance.

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

Insurance premium financing is the business of extending credit to a policyholder to pay for insurance premiums when the insurance carrier requires payment in full at inception of coverage.  Premiums are advanced either directly to the insurance carrier or through an intermediary/broker and repaid by the policyholder with interest during the policy term.  The policyholder generally makes a 20% to 25% down payment to the insurance broker and finances the remainder over nine to ten months on average.  The down payment is set such that if the policy is canceled, the unearned premium returned is typically sufficient to cover the loan balance, accrued interest and other charges due.

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

Past due loans at December 31, 2016 and September 30, 2016 were as follows:

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable
	(Dollars in Thousands)
1-4 Family Real Estate	$98	$—	$382	$480	$172,285	$112	$172,877
Commercial and Multi-Family Real Estate	3,040	155	—	3,195	437,317	—	440,512
Agricultural Real Estate	1,146	1,060	—	2,206	61,808	—	64,014
Consumer	309	—	29	338	172,826	—	173,164
Commercial Operating	—	—	—	—	50,319	505	50,824
Agricultural Operating	—	—	—	—	33,617	—	33,617
Premium Finance	1,080	431	1,207	2,718	176,790	—	179,508
Total	$5,673	$1,646	$1,618	$8,937	$1,104,962	$617	$1,114,516

September 30, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable
	(Dollars in Thousands)
1-4 Family Real Estate	$—	$30	$—	$30	$162,185	$83	$162,298
Commercial and Multi-Family Real Estate	—	—	—	—	422,932	—	422,932
Agricultural Real Estate	—	—	—	—	63,612	—	63,612
Consumer	—	—	53	53	37,041	—	37,094
Commercial Operating	151	354	—	505	30,766	—	31,271
Agricultural Operating	—	—	—	—	37,083	—	37,083
Premium Finance	1,398	275	965	2,638	168,966	—	171,604
Total	$1,549	$659	$1,018	$3,226	$922,585	$83	$925,894

When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment.  Often this is associated with a delay or shortfall in payments of 210 days or more for premium finance loans and 90 days or more for other loan categories.  As of December 31, 2016, there were no Premium Finance loans greater than 210 days past due.

Impaired loans at December 31, 2016 and September 30, 2016 were as follows:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
December 31, 2016	(Dollars in Thousands)
Loans without a specific valuation allowance
1-4 Family Real Estate	$112	$112	$—
Commercial and Multi-Family Real Estate	429	429	—
Total	$541	$541	$—
Loans with a specific valuation allowance
1-4 Family Real Estate	$78	$78	$11
Commercial Operating	$505	$505	$339
Total	$583	$583	$350

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
September 30, 2016	(Dollars in Thousands)
Loans without a specific valuation allowance
1-4 Family Real Estate	$84	$84	$—
Commercial and Multi-Family Real Estate	433	433	—
Total	$517	$517	$—
Loans with a specific valuation allowance
1-4 Family Real Estate	$78	$78	$10
Total	$78	$78	$10

The following table provides the average recorded investment in impaired loans for the three month periods ended December 31, 2016 and 2015.

	Three Months Ended December 31,
	2016	2015
	Average Recorded Investment	Average Recorded Investment
	(Dollars in Thousands)
1-4 Family Real Estate	$172	$119
Commercial and Multi-Family Real Estate	432	1,347
Commercial Operating	168	10
Agricultural Operating	—	5,032
Total	$772	$6,508

The Company’s troubled debt restructurings (“TDR”) typically involve forgiving a portion of interest or principal on existing loans or making loans at a rate materially less than current market rates. There were no loans modified in a TDR during the three month periods ended December 31, 2016 and 2015.  Additionally, there were no TDR loans for which there was a payment default during the three month periods ended December 31, 2016 and 2015 that had been modified during the 12-month period prior to the default.

NOTE 4.    ALLOWANCE FOR LOAN LOSSES

At December 31, 2016, the Company’s allowance for loan losses increased to $6.4 million from $5.6 million at September 30, 2016.  During the three months ended December 31, 2016, the Company recorded a provision for loan losses of $0.8 million. The Company had $0.1 million of net charge offs for the three months ended December 31, 2016, compared to $0.4 million for the three months ended December 31, 2015.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the appropriateness of its allowance for loan losses.  The current economic environment continues to show signs of improvement in the Bank’s markets.  The Bank’s average loss rates over the past three years were low, offset with a higher agricultural loss rate in fiscal year 2016 driven by the charge off of one relationship.The Bank does not believe it is likely these low loss conditions will continue indefinitely.  Although the Bank’s four market areas have indirectly benefited from a stable agricultural market, the market has become slightly stressed as commodity prices have remained lower than a few years ago. Management expects that future losses in the agriculture operations and agriculture real estate loan portfolios could be higher than recent historical experience. Management believes the low commodity prices and high land rents have the potential to negatively impact the economies of our agricultural markets.

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio and other factors, the current level of the allowance for loan losses at December 31, 2016, reflects an appropriate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level it considers to be appropriate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s determination of the allowance for loan losses is subject to review by the OCC, which can require the establishment of additional general or specific allowances.

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

NOTE 5.    EARNINGS PER COMMON SHARE (“EPS”)

Basic EPS is based on the net income divided by the weighted average number of common shares outstanding during the period.  Allocated Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for EPS calculations, as they are committed to be released; unallocated ESOP shares are not considered outstanding.  All ESOP shares were allocated as of December 31, 2016 and September 30, 2016.  Diluted EPS shows the dilutive effect of additional common shares issuable pursuant to stock option agreements.

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted EPS for the three months ended December 31, 2016 and 2015 is presented below.

Three Months Ended December 31,	2016	2015
(Dollars in Thousands, Except Share and Per Share Data)
Earnings
Net Income	$1,244	$4,058

Basic EPS
Weighted average common shares outstanding	8,938,339	8,245,368
LESS: weighted average nonvested shares	151,312	27,311
Weighted average common shares outstanding	8,787,027	8,218,057

Earnings Per Common Share
Basic	$0.14	$0.49

Diluted EPS
Weighted average common shares outstanding for basic earnings per common share	8,787,027	8,218,057
Dilutive effect of assumed exercises of stock options, net of tax benefits	82,050	66,198
Weighted average common and dilutive potential common shares outstanding	8,869,077	8,284,255

Earnings Per Common Share
Diluted	$0.14	$0.49

All stock options and shares under the treasury stock method were considered in computing diluted EPS for the three months ended December 31, 2016 and 2015.

NOTE 6.    SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale and held to maturity securities at December 31, 2016 and September 30, 2016 are presented below.

Available For Sale		GROSS	GROSS
At December 31, 2016	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Small business administration securities	78,396	1,104	(52)	79,448
Non-bank qualified obligations of states and political subdivisions	740,723	3,432	(6,172)	737,983
Asset-backed securities	118,085	791	(729)	118,147
Mortgage-backed securities	543,698	497	(9,256)	534,939
Total debt securities	1,480,902	5,824	(16,209)	1,470,517
Common equities and mutual funds	856	406	(8)	1,254
Total available for sale securities	$1,481,758	$6,230	$(16,217)	$1,471,771

At September 30, 2016	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Trust preferred securities	$14,935	$—	$(1,957)	$12,978
Small business administration securities	78,431	2,288	—	80,719
Non-bank qualified obligations of states and political subdivisions	668,628	30,141	(97)	698,672
Asset-backed securities	117,487	73	(745)	116,815
Mortgage-backed securities	555,036	4,382	(478)	558,940
Total debt securities	1,434,517	36,884	(3,277)	1,468,124
Common equities and mutual funds	755	373	(3)	1,125
Total available for sale securities	$1,435,272	$37,257	$(3,280)	$1,469,249

Held to Maturity		GROSS	GROSS
At December 31, 2016	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$20,352	$45	$(278)	$20,119
Non-bank qualified obligations of states and political subdivisions	458,259	1,326	(5,072)	454,513
Mortgage-backed securities	126,365	—	(1,896)	124,469
Total held to maturity securities	$604,976	$1,371	$(7,246)	$599,101

At September 30, 2016	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$20,626	$355	$(44)	$20,937
Non-bank qualified obligations of states and political subdivisions	465,469	11,744	(11)	477,202
Mortgage-backed securities	133,758	708	(31)	134,435
Total held to maturity securities	$619,853	$12,807	$(86)	$632,574

Included in securities available for sale are trust preferred securities as follows:

During the first quarter of fiscal 2017, the Company sold all trust preferred securities.

At September 30, 2016
Issuer	Amortized Cost	Fair Value	Unrealized Gain (Loss)	S&P Credit Rating	Moody's Credit Rating
	(Dollars in Thousands)
Key Corp. Capital I	$4,987	$4,189	$(798)	BB+	Baa2
Huntington Capital Trust II SE	4,981	4,077	(904)	BB	Baa2
PNC Capital Trust	4,968	4,712	(256)	BBB-	Baa1
Total	$14,936	$12,978	$(1,958)

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

Generally accepted accounting principles require that, at acquisition, an enterprise classify debt securities into one of three categories: Available for sale (“AFS”), Held to Maturity (“HTM”) or trading. AFS securities are carried at fair value on the consolidated statements of financial condition, and unrealized holding gains and losses are excluded from earnings and recognized as a separate component of equity in accumulated other comprehensive income (“AOCI”). HTM debt securities are measured at amortized cost. Both AFS and HTM are subject to review for other-than-temporary impairment. The Company did not have any trading securities at December 31, 2016 or September 30, 2016.

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016 and September 30, 2016, were as follows:

Available For Sale	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At December 31, 2016	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Small business administration securities	$28,331	$(52)	$—	$—	$28,331	$(52)
Non-bank qualified obligations of states and political subdivisions	396,493	(6,002)	2,561	(170)	399,054	(6,172)
Asset-backed securities	50,481	(729)	—	—	50,481	(729)
Mortgage-backed securities	473,394	(8,333)	34,794	(923)	508,188	(9,256)
Total debt securities	948,699	(15,116)	37,355	(1,093)	986,054	(16,209)
Common equities and mutual funds	—	—	120	(8)	120	(8)
Total available for sale securities	$948,699	$(15,116)	$37,475	$(1,101)	$986,174	$(16,217)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2016	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred securities	$—	$—	$12,978	$(1,957)	$12,978	$(1,957)
Non-bank qualified obligations of states and political subdivisions	8,481	(58)	2,688	(39)	11,169	(97)
Asset-backed securities	89,403	(745)	—	—	89,403	(745)
Mortgage-backed securities	54,065	(230)	36,979	(248)	91,044	(478)
Total debt securities	151,949	(1,033)	52,645	(2,244)	204,594	(3,277)
Common equities and mutual funds	—	—	125	(3)	125	(3)
Total available for sale securities	$151,949	$(1,033)	$52,770	$(2,247)	$204,719	$(3,280)

Held To Maturity	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At December 31, 2016	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$14,552	$(230)	$2,236	$(48)	$16,788	$(278)
Non-bank qualified obligations of states and political subdivisions	356,031	(5,072)	—	—	356,031	(5,072)
Mortgage-backed securities	124,469	(1,896)	—	—	124,469	(1,896)
Total held to maturity securities	$495,052	$(7,198)	$2,236	$(48)	$497,288	$(7,246)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2016	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$2,909	$(13)	$2,256	$(31)	$5,165	$(44)
Non-bank qualified obligations of states and political subdivisions	1,294	(11)	—	—	1,294	(11)
Mortgage-backed securities	20,061	(31)	—	—	20,061	(31)
Total held to maturity securities	$24,264	$(55)	$2,256	$(31)	$26,520	$(86)

At December 31, 2016, the investment portfolio included securities with current unrealized losses which have existed for longer than one year.  All of these securities are considered to be acceptable credit risks.  Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, and the Company does not intend to sell these securities (has not made a decision to sell) and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may occur at maturity, no other-than-temporary impairment was recorded at December 31, 2016.

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

Available For Sale	AMORTIZED COST	FAIR VALUE

At December 31, 2016	(Dollars in Thousands)

Due in one year or less	$—	$—
Due after one year through five years	13,248	13,386
Due after five years through ten years	408,123	410,652
Due after ten years	515,833	511,540
	937,204	935,578
Mortgage-backed securities	543,698	534,939
Common equities and mutual funds	856	1,254
Total available for sale securities	$1,481,758	$1,471,771

	AMORTIZED COST	FAIR VALUE
At September 30, 2016	(Dollars in Thousands)

Due in one year or less	$—	$—
Due after one year through five years	17,370	17,897
Due after five years through ten years	426,034	446,771
Due after ten years	436,077	444,516
	879,481	909,184
Mortgage-backed securities	555,036	558,940
Common equities and mutual funds	755	1,125
Total available for sale securities	$1,435,272	$1,469,249

Held To Maturity	AMORTIZED COST	FAIR VALUE

At December 31, 2016	(Dollars in Thousands)

Due in one year or less	$341	$341
Due after one year through five years	12,648	12,618
Due after five years through ten years	157,174	156,228
Due after ten years	308,448	305,445
	478,611	474,632
Mortgage-backed securities	126,365	124,469
Total held to maturity securities	$604,976	$599,101

	AMORTIZED COST	FAIR VALUE
At September 30, 2016	(Dollars in Thousands)
Due in one year or less	$472	$471
Due after one year through five years	12,502	12,696
Due after five years through ten years	157,944	163,806
Due after ten years	315,177	321,166
	486,095	498,139
Mortgage-backed securities	133,758	134,435
Total held to maturity securities	$619,853	$632,574

NOTE 7.    COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements.

At December 31, 2016 and September 30, 2016, unfunded loan commitments approximated $228.9 million and $182.9 million, respectively, excluding undisbursed portions of loans in process.  These unfunded loan commitments were principally for variable rate loans.  Commitments, which are disbursed subject to certain limitations, extend over various periods of time.  Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract.

The Company had no commitments to purchase securities at December 31, 2016 and September 30, 2016. During the first quarter of fiscal 2017, the Company entered into an agreement, effective January 1, 2017, with H&R Block to provide interest and fee free refund advance loans for H&R Block tax preparation customers throughout the 2017 tax season.

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

The Bank commenced action against C&B Farms, LLC, Dakota River Farms, LLC, Dakota Grain Farms, LLC, Heather Swenson and Tracy Clement in early July, 2015, in the Third Judicial Circuit Court of the State of South Dakota, seeking to collect upon certain delinquent loans made in connection with the 2014 farming operations of the three identified limited liability companies and the personal guaranties of Swenson and Clement. The three companies and Clement answered the Complaint and asserted a counterclaim against the Bank and a third-party claim against the Bank’s loan officer, alleging fraud and misrepresentation, as well as promissory estoppel.   On January 7, 2016, the Bank obtained a judgment for $6.1 million, the full amount due and owing on the delinquent loans, together with attorneys’ fees, costs and post-judgment interest.  On February 25, 2016, the Court entered an order and judgment in favor of the Bank granting the Bank’s renewed motion for summary judgment as to counterclaims and third party claim. Tracy Clement, the primary guarantor of the C&B Farms, Dakota Grain Farms, and Dakota River Farms indebtedness has filed a Chapter 11 bankruptcy proceeding in Minnesota. The Bank is an unsecured creditor in the bankruptcy proceeding. The Bank still has the right to collect from the three limited liability company debtors (C&B, Dakota Grain, and Dakota River). However, the Bank believes each entity is now insolvent and the collateral recovered and liquidated to the extent possible. The Bank has also settled with the other personal guarantor, Heather Swenson. The Bank commenced action against Interstate Commodities, Inc., on February 1, 2016, in the United States District Court for the District of South Dakota, Central Division. This matter arises out of the Bank’s loans to C&B Farms, which were guaranteed by Tracy Clement. The case alleges that Interstate Commodities has breached the terms of a subordination agreement entered into between Interstate Commodities and the Bank relating to the 2015 crops of C&B Farms, LLC. In March 2015, the Bank sent a letter to C&B Farms and Interstate Commodities agreeing that the Bank would subordinate its first position lien in the farm products of C&B Farms once the Bank’s 2015 input advances in an agreed upon sum had been paid in full. Interstate Commodities entered into various agreements with C&B Farms in which they agreed to purchase grain at a future date and provided purchase price advance financing to C&B Farms. Interstate Commodities also partially performed under the subordination agreement by paying or allowing certain sums to flow back to the Bank to pay on the agreed upon inputs. Interstate Commodities terminated the payments to the Bank before allowing full repayment of the 2015 inputs financed by the Bank before the subordination agreement was reached. This large, non-performing agricultural relationship was partially charged off during fiscal year 2016 and has no remaining loan balance.

The Bank was served, on October 14, 2016, with a lawsuit captioned Card Limited, LLC v. MetaBank dba Meta Payment Systems, Civil No. 2:16-cv-00980 in the United States District Court for the District of Utah. This action was initiated by a former prepaid program manager of the Bank, which was terminated by the Bank earlier this year. Card Limited alleges that after all of the programs were wound down, there were two accounts with a positive balance to which they are entitled. The Bank’s position is that Card Limited is not entitled to the funds contained in said accounts. The total amount to which Card Limited claims it is entitled is $1,579,398. The Bank intends to vigorously defend this claim. An estimate of a range of reasonably possible loss cannot be made at this stage of the litigation because discovery is still being conducted.

Other than the matters set forth above and litigation routine to the Company's or its subsidiaries' respective businesses, there are no other new material pending legal proceedings or updates to which the Company or its subsidiaries is a party.

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

The following tables show the activity of options and nonvested (restricted) shares granted, exercised, or forfeited under the Company’s option and incentive plan for the three months ended December 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Share and Per Share Data)
Options outstanding, September 30, 2016	125,560	$25.73	2.68	$4,379
Granted	—	—	—	—
Exercised	(4,023)	35.69	—	229
Forfeited or expired	(16,252)	25.00	—	1,272
Options outstanding, December 31, 2016	105,285	$25.52	2.47	$8,147

Options exercisable, December 31, 2016	105,285	$25.79	2.44	$8,147

	Number of Shares	Weighted Average Fair Value at Grant
(Dollars in Thousands, Except Share and Per Share Data)
Nonvested shares outstanding, September 30, 2016	20,656	$41.37
Granted	279,065	86.47
Vested	(13,927)	64.72
Forfeited or expired	—	—
Nonvested shares outstanding, December 31, 2016	285,794	$84.27

During the first quarter of fiscal 2017, stock awards were granted to the Company's three highest paid named executive officers in connection with their signing of employment agreements with the Company. These stock awards vest over eight years.

At December 31, 2016, stock based compensation expense not yet recognized in income totaled $21.9 million, which is expected to be recognized over a weighted average remaining period of 4.14 years.

NOTE 9.    SEGMENT INFORMATION

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met.

The following tables present segment data for the Company for the three months ended December 31, 2016 and 2015, respectively.

	Payments	Banking	Corporate Services/Other	Total
Three Months Ended December 31, 2016
Interest income	$2,912	$10,754	$8,909	$22,575
Interest expense	—	544	2,198	2,742
Net interest income (expense)	2,912	10,210	6,711	19,833
Provision (recovery) for loan losses	331	512	—	843
Non-interest income	19,024	1,072	(747)	19,349
Non-interest expense	20,871	5,555	10,327	36,753
Income (loss) before income tax expense (benefit)	734	5,215	(4,363)	1,586

Total assets	87,069	1,101,542	3,024,718	4,213,329
Total deposits	2,435,530	225,182	1,002,425	3,663,137

	Payments	Banking	Corporate Services/Other	Total
Three Months Ended December 31, 2015
Interest income	$1,964	$8,851	$7,460	$18,275
Interest expense	40	253	427	720
Net interest income (expense)	1,924	8,598	7,033	17,555
Provision (recovery) for loan losses	80	706	—	786
Non-interest income	15,352	1,056	426	16,834
Non-interest expense	16,017	5,428	8,563	30,008
Income (loss) before income tax expense (benefit)	1,179	3,520	(1,104)	3,595

Total assets	51,359	735,222	2,173,653	2,960,234
Total deposits	2,341,783	227,260	—	2,569,043

NOTE 10.    NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

This ASU requires organizations to replace the incurred loss impairment methodology with a methodology reflecting expected credit losses with considerations for a broader range of reasonable and supportable information to substantiate credit loss estimates. This ASU is effective for annual reporting periods beginning after December 15, 2019, and the Company is currently undertaking a data analysis and taking measures so that its systems capture data applicable to the standard.

ASU No. 2016-04, Extinguishment of liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products

This ASU requires organizations to derecognize the deposit liabilities for unredeemed prepaid stored-value products (i.e. – breakage) consistent with breakage guidance in Topic 606, Revenue from Contracts with Customers. This ASU is effective for annual reporting periods beginning after December 15, 2017, and the Company is currently assessing the potential impact to the consolidated financial statements.

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

ASU No. 2014-09, Revenue Recognition – Revenue from Contracts with Customers (Topic 606)

This ASU provides guidance on when to recognize revenue from contracts with customers.  The objective of this ASU is to eliminate diversity in practice related to this topic and to provide guidance that would streamline and enhance revenue recognition requirements.  The ASU defines five steps to recognize revenue, including identify the contract with a customer, identify the performance obligations in the contract, determine a transaction price, allocate the transaction price to the performance obligations and then recognize the revenue when or as the entity satisfies a performance obligation.  This update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and the Company is currently assessing our different prepaid card programs and income streams to ascertain how breakage will be recognized under the standard.

ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs

This ASU provides guidance on balance sheet presentation requirements for debt issuance costs and debt discount and premium. The objective of this ASU is to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This update became effective for the Company beginning with its fiscal year ending September 30, 2017, and does not have an impact to the consolidated financial statements.

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

ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

This ASU provides guidance to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes seven aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes; (6) practical expedient - expected term (nonpublic companies only); and (7) intrinsic value (nonpublic companies only). This update is effective for annual and interim periods in fiscal years beginning after December 15, 2016, and the Company is currently assessing the potential impact to the consolidated financial statements.

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

This ASU addresses eight classification issues related to the statement of cash flows including: debt prepayment or debt extinguishment costs, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. This update is effective for annual and interim periods in fiscal years beginning after December 15, 2017, and the Company is currently assessing the potential impact to the consolidated financial statements.

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

Securities Available for Sale and Held to Maturity.  Securities available for sale are recorded at fair value on a recurring basis and securities held to maturity are carried at amortized cost.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  For both Level 1 and Level 2 securities, management uses various methods and techniques to corroborate prices obtained from the pricing service, including but not limited to reference to dealer or other market quotes, and by reviewing valuations of comparable instruments.  The Company’s Level 1 securities include equity securities and mutual funds.  Level 2 securities include U.S. Government agency and instrumentality securities, U.S. Government agency and instrumentality mortgage-backed securities, municipal bonds, corporate debt securities and trust preferred securities.  The Company had no Level 3 securities at December 31, 2016 or September 30, 2016.

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

The following table summarizes the fair values of securities available for sale and held to maturity at December 31, 2016 and September 30, 2016.  Securities available for sale are measured at fair value on a recurring basis, while securities held to maturity are carried at amortized cost in the consolidated statements of financial condition.

	Fair Value At December 31, 2016
	Available For Sale				Held to Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Small business administration securities	79,448	—	79,448	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	20,119	—	20,119	—
Non-bank qualified obligations of states and political subdivisions	737,983	—	737,983	—	454,513	—	454,513	—
Asset-backed securities	118,147	—	118,147	—	—	—	—	—
Mortgage-backed securities	534,939	—	534,939	—	124,469	—	124,469	—
Total debt securities	1,470,517	—	1,470,517	—	599,101	—	599,101	—
Common equities and mutual funds	1,254	1,254	—	—	—	—	—	—
Total securities	$1,471,771	$1,254	$1,470,517	$—	$599,101	$—	$599,101	$—

	Fair Value At September 30, 2016
	Available For Sale				Held to Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred securities	$12,978	$—	$12,978	$—	$—	$—	$—	$—
Small business administration securities	80,719	—	80,719	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	20,937	—	20,937	—
Non-bank qualified obligations of states and political subdivisions	698,672	—	698,672	—	477,202	—	477,202	—
Asset-backed securities	116,815	—	116,815	—	—	—	—	—
Mortgage-backed securities	558,940	—	558,940	—	134,435	—	134,435	—
Total debt securities	1,468,124	—	1,468,124	—	632,574	—	632,574	—
Common equities and mutual funds	1,125	1,125	—	—	—	—	—	—
Total securities	$1,469,249	$1,125	$1,468,124	$—	$632,574	$—	$632,574	$—

Contingent Consideration. The fair value of the cash contingent consideration liability in the SCS acquisition was estimated using an option based income valuation method with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in the FASB's ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future cash flows related to our acquisition of SCS during the earn-out period.

	December 31, 2016				September 30, 2016
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent Consideration	$—	$—	$17,259	$17,259	$—	$—	$—	$—
Total liabilities	$—	$—	$17,259	$17,259	$—	$—	$—	$—

Loans.  The Company does not record loans at fair value on a recurring basis.  However, if a loan is considered impaired, an allowance for loan losses is established.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, Receivables.

The following table summarizes the assets of the Company that were measured at fair value in the consolidated statements of financial condition on a non-recurring basis as of December 31, 2016 and September 30, 2016.

	Fair Value At December 31, 2016
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
1-4 family residential mortgage loans	$67	$—	$—	$67
Commercial operating loans	$165	$—	$—	$165
Total Impaired Loans	$232	$—	$—	$232
Foreclosed Assets, net	$76	$—	$—	$76
Total	$308	$—	$—	$308

	Fair Value At September 30, 2016
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
1-4 family residential mortgage loans	$68	$—	$—	$68
Total Impaired Loans	68	—	—	68
Foreclosed Assets, net	76			76
Total	$144	$—	$—	$144

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at December 31, 2016	Fair Value at September 30, 2016	Valuation Technique	Unobservable Input	Range of Inputs
Impaired Loans, net	$232	68	Market approach	Appraised values (1)	4.00 - 10.00%
Foreclosed Assets, net	$76	76	Market approach	Appraised values (1)	4.00 - 10.00%
Contingent Consideration	$17,259	—	Option based income	Discount rate	7.20%
				Risk-free rate	1.02%
				Company specific discount rate	1.76%

(1)	The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimated selling costs in a range of 4% to 10%.

The following table discloses the Company’s estimated fair value amounts of its financial instruments.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of December 31, 2016 and September 30, 2016, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at December 31, 2016 and September 30, 2016.

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$695,731	$695,731	$695,731	$—	$—

Securities available for sale	1,471,771	1,471,771	1,254	1,470,517	—
Securities held to maturity	604,976	599,101	—	599,101	—
Total securities	2,076,747	2,070,872	1,254	2,069,618	—

Loans held-for-sale	1,223	1,223	—	1,223	—

Loans receivable:
One to four family residential mortgage loans	172,877	170,283	—	—	170,283
Commercial and multi-family real estate loans	440,512	432,143	—	—	432,143
Agricultural real estate loans	64,014	62,973	—	—	62,973
Consumer loans	173,164	174,796	—	—	174,796
Commercial operating loans	50,824	50,149	—	—	50,149
Agricultural operating loans	33,617	33,481	—	—	33,481
Premium finance loans	179,508	179,874	—	—	179,874
Total loans receivable	1,114,516	1,103,699	—	—	1,103,699

Federal Home Loan Bank stock	3,832	3,832	—	3,832	—
Accrued interest receivable	21,375	21,375	21,375	—	—

Financial liabilities
Noninterest bearing demand deposits	2,473,275	2,473,275	2,473,275	—	—
Interest bearing demand deposits, savings, and money markets	140,541	140,541	140,541	—	—
Certificates of deposit	122,334	121,830	—	121,830	—
Wholesale non-maturing deposits	499,608	499,608	499,608	—	—
Wholesale certificates of deposit	427,379	426,960	—	426,960	—
Total deposits	3,663,137	3,662,214	3,113,424	548,790	—

Advances from Federal Home Loan Bank	7,000	7,940	—	7,940	—
Securities sold under agreements to repurchase	3,782	3,782	—	3,782	—
Capital lease	2,000	2,000	—	2,000	—
Trust preferred securities	10,310	10,436	—	10,436	—
Subordinated debentures	73,244	76,843	—	76,843	—
Accrued interest payable	2,255	2,255	2,255	—	—

	September 30, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$773,830	$773,830	$773,830	$—	$—

Securities available for sale	1,469,249	1,469,249	1,125	1,468,124	—
Securities held to maturity	619,853	632,574	—	632,574	—
Total securities	2,089,102	2,101,823	1,125	2,100,698	—

Loans receivable:
One to four family residential mortgage loans	162,298	163,886	—	—	163,886
Commercial and multi-family real estate loans	422,932	422,307	—	—	422,307
Agricultural real estate loans	63,612	63,868	—	—	63,868
Consumer loans	37,094	36,738	—	—	36,738
Commercial operating loans	31,271	31,108	—	—	31,108
Agricultural operating loans	37,083	36,897	—	—	36,897
Premium finance loans	171,604	172,000	—	—	172,000
Total loans receivable	925,894	926,803	—	—	926,803

Federal Home Loan Bank stock	47,512	47,512	—	47,512	—
Accrued interest receivable	17,199	17,199	17,199	—	—

Financial liabilities
Noninterest bearing demand deposits	2,167,522	2,167,522	2,167,522	—	—
Interest bearing demand deposits, savings, and money markets	136,568	136,568	136,568	—	—
Certificates of deposit	125,992	125,772	—	125,772	—
Total deposits	2,430,082	2,429,862	2,304,090	125,772	—

Advances from Federal Home Loan Bank	107,000	108,168	—	108,168	—
Federal funds purchased	992,000	992,000	992,000	—	—
Securities sold under agreements to repurchase	3,039	3,039	—	3,039	—
Capital lease	2,018	2,018	—	2,018	—
Trust preferred securities	10,310	10,437	—	10,437	—
Subordinated debentures	73,211	77,250	—	77,250	—
Accrued interest payable	875	875	875	—	—

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at December 31, 2016 and September 30, 2016.

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

LOANS HELD FOR SALE
The carrying amount of loans held for sale is assumed to approximate the fair value.

LOANS RECEIVABLE, NET
The fair value of loans is estimated using a historical or replacement cost basis concept (i.e. an entrance price concept).  The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers and for similar remaining maturities.  When using the discounting method to determine fair value, loans were grouped by homogeneous loans with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers at December 31, 2016 or September 30, 2016.  In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value as a result of the discounted cash flow which approximates the fair value adjustment for the credit quality component.

FEDERAL HOME LOAN BANK (“FHLB”) STOCK
The fair value of such stock is assumed to approximate book value since the Company is only able to redeem this stock at par value.

ACCRUED INTEREST RECEIVABLE
The carrying amount of accrued interest receivable is assumed to approximate the fair value.

DEPOSITS
The carrying values of non-interest bearing checking deposits, interest bearing checking deposits, savings, money markets, and wholesale non-maturing deposits is assumed to approximate fair value, since such deposits are immediately withdrawable without penalty.  The fair value of time certificates of deposit and wholesale certificates of deposit were estimated by discounting expected future cash flows by the current rates offered on certificates of deposit with similar remaining maturities.

In accordance with ASC 825, Financial Instruments, no value has been assigned to the Company’s long-term relationships with its deposit customers (core value of deposits intangible) since such intangibles are not financial instruments as defined under ASC 825.

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

LIMITATIONS
Fair value estimates are made at a specific point in time and are based on relevant market information about the financial instrument.  Additionally, fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business, customer relationships and the value of assets and liabilities that are not considered financial instruments.  These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time.  Furthermore, since no market exists for certain of the Company’s financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with a high level of precision.  Changes in assumptions as well as tax considerations could significantly affect the estimates.  Accordingly, based on the limitations described above, the aggregate fair value estimates are not intended to represent the underlying value of the Company, on either a going concern or a liquidation basis.

NOTE 12.    GOODWILL AND INTANGIBLE ASSETS

The Company held a total of $98.9 million of goodwill as of December 31, 2016. The recorded goodwill was due to two separate business combinations during fiscal 2015 and two separate business combinations during the first quarter of fiscal 2017: $11.6 million of goodwill in connection with the purchase of substantially all of the commercial loan portfolio and related assets of AFS/IBEX on December 2, 2014; $25.4 million of goodwill in connection with the purchase of substantially all of the assets and liabilities of Refund Advantage on September 8, 2015; $30.4 million of goodwill in connection with the purchase of substantially all of the assets of EPS on November 1, 2016; and $31.6 million of goodwill in connection with the purchase of substantially all of the assets and specified liabilities of SCS on December 14, 2016. The goodwill associated with these transactions is deductible for tax purposes.

As part of each business combination, the Company also recognized the following amortizable intangible assets:

AFS/IBEX
Intangible	Amount Upon Acquisition	Accumulated Amortization	Balance at December 31, 2016	Book Amortization Period (Years)	Method
Trademark	$540	(75)	465	15	Straight Line
Non-Compete	260	(181)	79	3	Straight Line
Customer Relationships	7,240	(2,543)	4,697	30	Accelerated
Technology/Other	173	(105)	68	Varied	Straight Line
Total	$8,213	(2,904)	5,309

Refund Advantage
Intangible	Amount Upon Acquisition	Accumulated Amortization	Balance at December 31, 2016	Book Amortization Period (Years)	Method
Trademark	$4,950	(343)	4,607	15	Accelerated
Non-Compete	40	(18)	22	3	Straight Line
Customer Relationships	18,800	(3,789)	15,011	12 to 20	Accelerated
Technology/Other	329	(90)	239	Varied	Straight Line
Total	$24,119	(4,240)	19,879

EPS
Intangible	Amount Upon Acquisition	Accumulated Amortization	Balance at December 31, 2016	Book Amortization Period (Years)	Method
Trademark	$5,190	(39)	5,151	15	Accelerated
Non-Compete	1,630	(55)	1,575	Varied	Straight Line
Customer Relationships	10,110	(311)	9,799	20	Accelerated
Technology/Other	1,000	(55)	945	3	Straight Line
Total	$17,930	(460)	17,470

SCS
Intangible	Amount Upon Acquisition	Accumulated Amortization	Balance at December 31, 2016	Book Amortization Period (Years)	Method
Trademark	$290	(4)	286	5	Accelerated
Non-Compete	580	(6)	574	Varied	Straight Line
Customer Relationships	22,120	—	22,120	Varied	Accelerated
Technology/Other	5,100	(14)	5,086	15	Straight Line
Total	$28,090	(24)	28,066

Other
Intangible	Total Accumulated Costs, Net (1)	Accumulated Amortization	Balance at December 31, 2016	Book Amortization Period (Years)	Method
Technology/Other	$3,110	(362)	2,748	Varied	Straight Line
Total	$3,110	(362)	2,748
(1) Net of Patents write-offs, to date, totaling, $378K.

The changes in the carrying amount of the Company’s goodwill and intangible assets for the three months ended December 31, 2016 and 2015 were as follows:

	2016	2015
	(Dollars in Thousands)
Goodwill
Balance as of September 30,	$36,928	$36,928
Acquisitions during the period	61,970	—
Write-offs during the period	—	—
Balance as of December 31,	$98,898	$36,928

	Trademark	Non-Compete	Customer Relationships	All Others	Total
Intangibles
Balance as of September 30, 2016	$5,149	$127	$20,590	$3,055	$28,921
Acquisitions during the period	5,480	2,210	32,230	6,156	46,076
Amortization during the period	(120)	(86)	(1,193)	(126)	(1,525)
Write-offs during the period	—	—	—	—	—
Balance as of December 31, 2016	$10,509	$2,251	$51,627	$9,085	$73,472

	Trademark	Non-Compete	Customer Relationships	All Others	Total
Intangibles
Balance as of September 30, 2015	$5,439	$227	$24,811	$3,100	$33,577
Acquisitions during the period	—	—	—	54	54
Amortization during the period	(72)	(25)	(1,064)	(52)	(1,213)
Write-offs during the period	—	—	—	—	—
Balance as of December 31, 2015	$5,367	$202	$23,747	$3,102	$32,418

The Company tests intangible assets for impairment at least annually or more often if conditions indicate a possible impairment.  There were no impairment to intangible assets during the three months ended December 31, 2016 and 2015.  The annual goodwill impairment test will be conducted at September 30, 2017.

NOTE 13.    REGULATORY MATTERS AND SETTLEMENT OF OTS ENFORCEMENT ACTIONS

On January 5, 2015, the Federal Deposit Insurance Corporation (“FDIC”) published industry guidance in the form of Frequently Asked Questions (“FAQs”) with respect to the categorization of deposit liabilities as “brokered” deposits. On November 13, 2015, the FDIC issued for comment updated and annotated FAQs, and on June 30, 2016, the FDIC finalized the FAQs. The Company believes that the final FAQs do not materially impact the processes that it uses to identify, accept and report brokered deposits. On April 26, 2016, the FDIC issued a final rule to amend how small banks (less than $10 billion in assets that have been FDIC insured for at least five years) are assessed for deposit insurance (the "Final Rule"). The Final Rule will impose higher assessments for banks that FDIC believes present higher risk profiles. The Final Rule becomes effective with the Bank's December 2016 assessment invoice, which the Company expects to receive in March 2017.

Due to the Bank’s status as a "well-capitalized" institution under the FDIC's prompt corrective action regulations, and further with respect to the Bank’s financial condition in general, the Company does not at this time anticipate that either the FAQs or the Final Rule will have a material adverse impact on the Company’s business operations.  However, should the Bank ever fail to be well-capitalized in the future, as a result of failing to meet the well-capitalized requirements, or the imposition of an individual minimum capital requirement or similar formal requirements, then, notwithstanding that the Bank has capital in excess of the well-capitalized minimum requirements, the Bank would be prohibited, absent waiver from the FDIC, from utilizing brokered deposits (i.e., may not accept, renew or rollover brokered deposits), which could produce serious adverse effects on the Company’s liquidity, and financial condition and results of operations.  Similarly, should the Bank’s financial condition in general deteriorate, future FDIC assessments could have a material adverse effect on the Company.

NOTE 14.    SUBSEQUENT EVENTS

Management has evaluated subsequent events.  There were no material subsequent events that would require recognition or disclosure in our consolidated financial statements as of or for the quarter ended December 31, 2016.

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

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” or the negative of those terms, or other words of similar meaning or similar expressions. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements are based on information currently available to us and assumptions about future events, and include statements with respect to the Company’s beliefs, expectations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such risks, uncertainties and other factors may cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Such statements address, among others, the following subjects: the potential benefits of the acquisitions of assets from Specialty Consumer Services LP ("SCS") and EPS Financial, LLC ("EPS"), including but not limited to, whether such acquisitions may increase the Company's growth; future operating results; customer retention; loan and other product demand; important components of the Company's statements of financial condition and operations; growth and expansion; new products and services, such as those offered by the Bank or Meta Payment Systems® (“MPS”), a division of the Bank; credit quality and adequacy of reserves; technology; and the Company's employees. The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: the risk that the businesses of the Bank, EPS and SCS may not be combined successfully, or any such combination may take longer or be more difficult, time-consuming or costly to accomplish than expected; the risk that sales of EPS and SCS products by the Bank may not be as high as anticipated; the risk that the expected growth opportunities or cost savings from the EPS and SCS acquisitions may not be fully realized or may take longer to realize than expected, that customer losses and business disruption following the EPS and SCS acquisitions, including adverse effects on relationships with former or current employees of EPS and SCS, may be greater than expected; the risk that the Company may incur unanticipated or unknown losses or liabilities in connection with the EPS and SCS acquisitions; the risk that loan production levels and other anticipated benefits related to the recent agreements signed with H&R Block and Jackson Hewitt may not be as much as anticipated, and that the Company may incur unanticipated or unknown risks, losses or liabilities in connection with such transactions; maintaining our executive management team; the strength of the United States' economy, in general, and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), as well as efforts of the United States Treasury in conjunction with bank regulatory agencies to stimulate the economy and protect the financial system; inflation, interest rate, market, and monetary fluctuations; the timely development of, and acceptance of new products and services offered by the Company, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third parties; any actions which may be initiated by our regulators in the future; the impact of changes in financial services laws and regulations, including, but not limited to, laws and regulations relating to the tax refund industry and the insurance premium finance industry, our relationship with our primary regulators, the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve, as well as the Federal Deposit Insurance Corporation (“FDIC”), which insures the Bank’s deposit accounts up to applicable limits; technological changes, including, but not limited to, the protection of electronic files or databases; acquisitions; litigation risk, in general, including, but not limited to, those risks involving the Bank's divisions; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by the Bank of its status as a well-capitalized institution, particularly in light of our growing deposit base, a substantial portion of which has been characterized as “brokered”; changes in consumer spending and saving habits; and the success of the Company at maintaining its high quality asset level and managing and collecting assets of borrowers in default should problem assets increase.

The foregoing list of factors is not exclusive.  We caution you not to place undue reliance on these forward-looking statements. The forward-looking statements included in this Quarterly Report speak only as of the date hereof.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  Additional discussions of factors affecting the Company’s business and prospects are included under the caption "Risk Factors" and in other sections of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and in other filings made with the SEC.  The Company expressly disclaims any intent or obligation to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company or its subsidiaries, whether as a result of new information, changed circumstances or future events or for any other reason.

GENERAL

The Company, a registered unitary savings and loan holding company, is a Delaware corporation, the principal assets of which are all the issued and outstanding shares of the Bank, a federal savings bank.  Unless the context otherwise requires, references herein to the Company include Meta Financial and the Bank, and all direct or indirect subsidiaries of Meta Financial on a consolidated basis.

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “CASH.”

The following discussion focuses on the consolidated financial condition of the Company at December 31, 2016, compared to September 30, 2016, and the consolidated results of operations for the three months ended December 31, 2016 and 2015.  This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2016 and the related management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

OVERVIEW OF RECENT CORPORATE DEVELOPMENTS

MetaBank entered into an agreement with H&R Block in the first quarter of fiscal 2017 to provide funding for interest and fee free refund advance loans for H&R Block tax preparation customers throughout the 2017 tax season. H&R Block is the world's largest tax services provider with approximately 12,000 company-owned and franchise retail locations.

On November 1, 2016, MetaBank, completed the acquisition from privately-held Drake Enterprises, Ltd. (“Drake”) of substantially all of the assets and certain liabilities of EPS, a leading provider of comprehensive tax-related financial transaction solutions for over 10,000 electronic return originators nationwide. These solutions include a full-suite of refund settlement products, prepaid payroll card solutions and merchant services, offering a one-stop shop for all tax preparer financial transactions. The purchase price for the acquisition included the payment of approximately $21.9 million in cash and the issuance of 369,179 shares of Meta Financial common stock to Drake. MetaBank acquired EPS assets with estimated fair values of $17.9 million of intangible assets, including customer relationships, trademark, and non-compete agreements, and $0.1 million of other assets, resulting in goodwill of $30.4 million. The Company also recorded a negligible amount of other liabilities.

On December 14, 2016, MetaBank completed the acquisition of substantially all of the assets and specified liabilities of SCS, a FinTech provider of consumer tax advances and other consumer credit services through its propriety underwriting model and loan management system. The assets acquired by MetaBank in the SCS acquisition include the SCS trade name, propriety underwriting model and loan management system and other assets. The purchase price for the acquisition included the payment of approximately $7.5 million in cash to SCS and the issuance of 113,328 shares of Meta Financial common stock to SCS’ stakeholders on behalf of SCS. In addition, contingent consideration of up to $41.4 million (estimated fair value), payable in cash and Meta common stock, will be paid if certain performance benchmarks are achieved subsequent to closing. MetaBank acquired SCS assets with estimated fair values of $28.1 million of intangible assets, including customer relationships, trademark, and non-compete agreements, and negligible other assets, resulting in goodwill of $31.6 million. The Company also recorded a liability of $17.3 million, which consisted of the fair value of the contingent cash earn out.

In the first quarter of fiscal 2017, MetaBank and Jackson Hewitt entered into an agreement whereby MetaBank will be originating, underwriting and servicing Express Refund Advances to Jackson Hewitt customers.

As previously announced on December 8, 2016, Rodney Muilenburg, 72, retired from Meta's Board of Directors after 27 years of service effective at the end of his term at the Company's annual meeting on January 23, 2017.

On December 20, 2016, MetaBank purchased, net of purchase discount, a $134.0 million seasoned, floating rate, private student loan portfolio. All loans are indexed to three-month LIBOR plus various margins. The portfolio is serviced by ReliaMax Lending Services, LLC and insured by ReliaMax Surety Company. Based on the purchase discount and projected prepayment rates, the Company expects to realize current net yields of over 5%.

FINANCIAL CONDITION

At December 31, 2016, the Company’s assets grew by $206.9 million, or 5%, to $4.21 billion compared to $4.01 billion at September 30, 2016. The increase in assets was due primarily to increases in net loans receivable funded by significant deposit growth as the Company tested funding lines for tax-related lending as well as growth in goodwill and intangible assets due to the Company's recent acquisitions.

Total cash and cash equivalents were $695.7 million at December 31, 2016, a decrease of $78.1 million, or 10%, from $773.8 million at September 30, 2016.  The decrease was primarily the result of the Company’s decreased balances maintained in other banking institutions.  The Company held much higher than typical, historical cash balances as it prepared and tested funding lines for tax-related lending in the Company's second quarter and chose to forgo its typical dollar cost averaging investment purchases in anticipation of the tax related lending. The Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the Federal Reserve Bank.  Consistent with December 31, 2015, the Company did not have any federal funds purchased at December 31, 2016.

The total of mortgage-backed securities (“MBS”) and investment securities decreased $12.4 million, or 0.6%, to $2.08 billion at December 31, 2016, compared to $2.09 billion at September 30, 2016, as investment purchases did not exceed maturities, sales, and principal pay downs.  The Company’s portfolio of investment securities and MBS securities consists primarily of U.S. Government agency and instrumentality MBS, which have relatively short expected lives, U.S. Government related asset backed securities, and high quality non-bank qualified obligations of states and political subdivisions (“NBQ”), which mature in approximately 15 years or less.  Of the total MBS, $534.9 million are classified as available for sale, and $126.4 million are classified as held to maturity.  Of the total investment securities, $936.8 million are classified as available for sale and $478.6 million are classified as held to maturity. During the three month period ended December 31, 2016, the Company did not purchase any MBS securities and purchased $144.0 million of investment securities available for sale, with the available for sale purchases consisting primarily of Ginnie Mae (“GNMA”) backed municipal housing securities.  These securities are NBQ, tax free municipal securities that receive principal and interest directly from the underlying GNMA pool.  These bonds are also convertible, at our request, directly into the GNMA MBS securing the bond.

The Company’s portfolio of net loans receivable increased $187.6 million, or 20%, to $1.11 billion at December 31, 2016, from $925.1 million at September 30, 2016. This increase is primarily attributable to a $136.1 million increase in consumer loans primarily due to the student loan portfolio purchase, a $19.6 million, or 63%, increase in commercial operating loans, an increase in electronic return originator ("ERO") advances of $13.5 million, a $17.6 million, or 4%, increase in commercial real estate loans, a $10.6 million, or 7%, increase in residential mortgage loans, and a $7.9 million, or 5%, increase in premium finance loans, offset in part by a $3.1 million, or 3%, decrease in total agricultural loans, during this period. Retail bank loans increased $31.9 million, or 4%, during this period. Excluding the student loan portfolio purchase, total loans, net of allowance for loan losses, increased $53.6 million, or 6%, from September 30, 2016 to December 31, 2016 and retail bank loans increased $31.9 million, or 4%, during this period. Total loans, net of allowance for loan losses, increased $369.9 million, or 50%, from December 31, 2015 to December 31, 2016.  This increase is due to growth in Banking segment loans of $363.8 million (including $158.4 million and $68.9 million from retail bank and premium finance loans, respectively) and Payments segment loans of $6.2 million. The Banking segment loan increase included a $138.0 million increase in consumer loans, $134.0 million of which was due to the student loan portfolio purchase, a $118.4 million increase, or 37%, in commercial real estate loans and a $68.9 million increase, or 62%, in premium finance loans. The Payments segment loan increase was comprised primarily of ERO advances of $13.5 million. Of the $440.5 million in commercial and multi-family real estate loans at December 31, 2016, $66.0 million were considered high-volatility commercial real estate (“HVCRE”).  While such HVCRE is risk-weighted at 150% rather than 100%, as is customary for non-HVCRE commercial loans, the increase to the Company’s risk-weighted assets has been inconsequential in terms of the Company’s capital ratios.

Total deposits increased $1.23 billion, or 51%, at December 31, 2016, to $3.66 billion from $2.43 billion at September 30, 2016, primarily related to the addition of wholesale deposits executed by the Company during the fiscal 2017 first quarter to prepare for the upcoming tax season, as well as an increase in non-interest bearing deposits. Total wholesale deposits at December 31, 2016 were $927.0 million. The vast majority of the wholesale deposits are temporary and will not remain on the Company's consolidated balance sheet at March 31, 2017. Deposits attributable to MPS increased by $304.5 million, or 14%, to $2.44 billion at December 31, 2016, compared to $2.13 billion at September 30, 2016.  The average balance of total deposits and interest-bearing liabilities was $3.06 billion for the three month period ended December 31, 2016, compared to $2.38 billion for the same period in the prior year.

The average balance of non-interest bearing deposits for the three month period ended December 31, 2016 increased by $298.2 million, or 17% to $2.06 billion at December 31, 2016, compared to $1.76 billion for the same period in the prior year.

Total borrowings decreased $1.09 billion, or 92%, from $1.19 billion at September 30, 2016 to $96.3 million at December 31, 2016, primarily due to the decrease of federal funds purchased and as a result of the additional, temporary wholesale deposits.  The Company’s overnight federal funds purchased fluctuates on a daily basis due to the nature of a portion of its non-interest bearing deposit base, primarily related to payroll processing timing with a higher volume of overnight federal funds purchased on Monday through Wednesday, which are typically paid down on Thursday and Friday.  Secondarily, a portion of certain programs are prefunded, typically in the final week of the month and the corresponding deposits are received typically on the 1st of the following month causing a temporary increased need for overnight borrowings. Accordingly, our level of borrowings may fluctuate significantly on any particular quarter end date. The addition of wholesale deposits executed by the Company during the fiscal 2017 first quarter to prepare for the upcoming tax season also contributed to the reduction in federal funds purchased.

At December 31, 2016, the Company’s stockholders’ equity totaled $371.8 million, an increase of $36.8 million, from $335.0 million at September 30, 2016.  The increase was attributable to net earnings and an increase in additional paid-in capital due to the Company's fiscal first quarter acquisitions, offset by dividends paid. At December 31, 2016, the Bank continued to exceed all regulatory requirements for classification as a well‑capitalized institution.  See “Liquidity and Capital Resources” for further information.

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

The Company believes that the level of allowance for loan losses at December 31, 2016 is appropriate and reflects probable losses related to these loans; however, there can be no assurance that all loans will be fully collectible or that the present level of the allowance will be adequate in the future.  See “Allowance for Loan Losses” below.

The table below sets forth the amounts and categories of non-performing assets in the Company’s portfolio.  Foreclosed assets include assets acquired in settlement of loans.

	Non-Performing Assets As Of
	December 31, 2016	September 30, 2016
Non-Performing Loans	(Dollars in Thousands)

Non-Accruing Loans:
1-4 Family Real Estate	$112	$83
Commercial Operating	505	—
Total (1)	617	83

Accruing Loans Delinquent 90 Days or More
1-4 Family Real Estate	382	—
Consumer	29	53
Premium Finance	1,207	965
Total	1,618	1,018

Total Non-Performing Loans	2,235	1,101

Other Assets

Foreclosed Assets:
1-4 Family Real Estate	76	76
Total	76	76

Total Other Assets	$76	$76

Total Non-Performing Assets	$2,311	$1,177
Total as a Percentage of Total Assets	0.05%	0.03%

(1)
The Company did not have any non-performing troubled debt restructurings ("TDRs") as of December 31, 2016 or September 30, 2016. In addition, the Company had $0.5 million and $0.5 million of TDRs performing in accordance with their terms at each of December 31, 2016 and September 30, 2016.

At December 31, 2016, non-performing loans totaled $2.2 million, representing 0.20% of total loans, compared to $1.1 million, or 0.12% of total loans at September 30, 2016. This increase in non-performing loans was primarily due to the downgrade of a $0.5 million relationship and $0.6 million in increased past due loans.

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

On the basis of management’s review of its loans and other assets, at December 31, 2016, the Company had classified $15.6 million of its assets as substandard and $0.3 million as doubtful and did not classify any assets as loss. At September 30, 2016, the Company classified $9.0 million of its assets as substandard and did not classify any assets as doubtful or loss.

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management.  Such evaluation, which includes a review of loans for which full collectability may not be reasonably assured, involves consideration of, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an appropriate loan loss allowance.

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the appropriateness of its allowance for loan losses. While management believes that the current economic environment is still slightly strained, it has continued to show signs of improvement in the Bank’s markets over the last several years. The Bank’s loss rates over the past seven years have been relatively low for all loan segments, although the Company did have a significant charge off of an agriculture relationship during fiscal year 2016.  Notwithstanding these signs of improvement, the Bank does not believe it is likely these low loss conditions will continue indefinitely.  Although the Bank’s four market areas have indirectly benefited from a relatively stable agricultural market, the market has become somewhat more stressed with lower commodity prices over the last couple of years and commodity prices remain lower than a few years ago.   Management expects that future losses in this portfolio could be higher than recent historical experience.  Management believes the low commodity prices and high land rents have the potential to negatively impact the economies of our agricultural markets.

At December 31, 2016, the Company had established an allowance for loan losses totaling $6.4 million, compared to $5.6 million at September 30, 2016. During the three months ended December 31, 2016, the Company recorded a provision for loan losses of $0.8 million, partially offset by $0.1 million of net charge offs, compared to $0.4 million of net charge offs for the three months ended December 31, 2015.  Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at December 31, 2016 reflects an appropriate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.

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

CRITICAL ACCOUNTING ESTIMATES

The Company’s financial statements are prepared in accordance with U.S. GAAP.  The financial information contained within these financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred.  Based on its consideration of accounting policies that:  (i) involve the most complex and subjective decisions and assessments which may be uncertain at the time the estimate was made, and (ii) different estimates that reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the financial statements, management has identified the policies described below as Critical Accounting Policies.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of its Annual Report on Form 10-K for the year ended September 30, 2016, and information contained herein.

Allowance for Loan Losses.  The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  Although management believes the levels of the allowance at both December 31, 2016 and September 30, 2016 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in losses in excess of the applicable allowance.

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

Customer relationship, trademark, and non-compete intangibles are amortized over the periods in which the asset is expected to meaningfully contribute to the business as a whole, using either the present value of excess earnings or straight line amortization, depending on the nature of the intangible asset.  Patents are estimated to have a useful life of 20 years, beginning on the date the patent application is originally filed.  Thus, patents are amortized based on the remaining useful life once granted.  Periodically, the Company reviews the intangible assets for events or circumstances that may indicate a change in recoverability of the underlying basis.

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

RESULTS OF OPERATIONS

General. The Company recorded net income of $1.2 million, or $0.14 per diluted share, for the three months ended December 31, 2016, compared to net income of $4.1 million, or $0.49 per diluted share, for the three months ended December 31, 2015. The 2017 fiscal first quarter pre-tax results included $1.5 million in amortization of intangibles, $1.2 million in securities losses, $1.2 million in non-cash stock-related compensation associated with employment agreements for three named executive officers, $1.0 million in direct tax season start-up expenses, and $1.0 million of acquisition-related expenses. Total revenue for the fiscal 2017 first quarter was $39.2 million, compared to $34.4 million for the same quarter in 2016, an increase of $4.8 million, or 14%, primarily due to growth in card fee income, income from tax-exempt securities (included in other investment securities), and interest from loans, which was partially offset, as expected, by delayed securities purchases and higher cash balances.

Seasonality.  In the industries for electronic payments processing and tax refund processing, companies commonly experience seasonal fluctuations in revenue.  For example, in recent years, our results of operations for the first half of each fiscal year have been favorably affected by large numbers of taxpayers electing to receive their tax refunds via direct deposit on our pre-paid cards, which caused our operating revenues to be typically higher in the first half of those years than they were in the corresponding second half of those years.  Additionally, our tax refund processing services business is highly seasonal as it generates the majority of its revenue in the second fiscal quarter. We expect our revenue to continue to be based on seasonal factors that affect the electronic payments processing and tax refund processing industries as a whole. We and our tax preparation partners rely on the Internal Revenue Services (the “IRS”), technology, and employees when processing and preparing tax refunds and tax-related products and services.

Net Interest Income.  Net interest income for the fiscal 2017 first quarter increased by $2.3 million, or 13%, to $19.8 million from $17.6 million for the same period in the prior fiscal year primarily due to increases in volume of tax exempt and asset backed investments and continued sizable loan growth funded by non-interest bearing prepaid deposit growth. Additionally, the overall increase was driven by a better mix and higher percentage of loans and higher yielding investments primarily in high credit quality tax-exempt municipal bonds. While the Company carried a higher than typical cash balance due to testing and implementation of new funding programs to support the interest and fee free refund advance loans, overall net interest income was not materially affected as the funding costs were similar to the rate earned on excess cash balances. However, due to the student loan portfolio purchase and tax-related lending, the Company deferred significant securities purchases that would have historically taken place in the August through December months. As a result of the deferral of securities purchases, net interest income was negatively affected, as compared to the comparable prior fiscal year period. Given the significant, recent increase in interest rates, we expect these deferred purchases, which the Company anticipates will take place in February and March 2017, to have significantly higher yields that will have a strong, positive effect on earnings going forward.

Net Interest Margin (“NIM”) decreased from 3.21% in the fiscal 2016 first quarter to 2.90% in the fiscal 2017 first quarter.  NIM during the 2017 first quarter was adversely impacted as the Company carried a higher than typical cash balance due to testing and implementation of new funding programs to support the interest-free tax refund advance lending program, together with a full quarter of interest expense related to our 5.75% fixed-to-floating rate subordinated notes issued in August 2016. While the subordinated debt issuance in 2016 increased the cost of funds at the Company level, MetaBank's cost of funds remained at levels much lower than the overall Company cost of funds, though somewhat higher than historical levels due to preparation for the new tax season funding programs. Overall, tax equivalent yield (“TEY”) on average earning assets decreased by nine basis points in the 2017 first quarter, compared to the 2016 first quarter, primarily driven by the aforementioned higher than typical cash balances.

The fiscal 2017 first quarter TEY on the securities portfolio increased by two basis points compared to the comparable prior year fiscal quarter primarily due to a shifting mix in the investment portfolio, with new investments in overall higher yielding investment securities rather than MBS. We expect margins to increase in fiscal 2017 with slower premium amortization on the MBS portfolio if recent higher rates continue. The 2017 first quarter yield on MBS decreased by 27 basis points compared to the same period of the prior year, while longer term interest rates experienced significant volatility and overall trended downward.  Non-MBS investment securities yield increased by five basis points, compared to the same prior year quarter.

We believe that the purchase of the floating-rate student loan portfolio and the floating rate government related asset-backed securities, as well as the growing AFS/IBEX loan portfolio, provides a higher runway for the Company's normalized NIM should short-term interest rates continue to rise. The Company also seeks to remain diligent and disciplined when evaluating sizable loan pool deal flow to continue to optimize the deployment of our national, non-interest bearing deposit base. We anticipate that many of these loan pools could add immediate earnings accretion with acceptable risk parameters as we believe to be the case with the recent student loan portfolio purchase. In that respect, while the addition of the student loan portfolio did not materially affect NIM or the TEY on average earning assets in the current quarter as the portfolio purchase was completed near the end of the quarter, the impact should be positive going forward if interest rates continue to rise. Management believes that the increase in non-interest-bearing liabilities aids NIM improvement, and highlights the competitive advantage of the growing MPS deposit base, particularly if interest rates rise.

The Company’s average interest-earning assets for the fiscal 2017 first quarter increased by $719.8 million, or 29%, to $3.22 billion, up from $2.50 billion during the same quarter last fiscal year, primarily from growth in the securities and loan portfolios of $344.1 million and $234.9 million, respectively.

The Company’s average total deposits and interest-bearing liabilities for the 2017 first fiscal quarter increased $680.0 million, or 29%, to $3.06 billion from $2.38 billion for the same quarter of the prior fiscal year.  This increase was generated primarily from an increase in wholesale deposits along with increases in MPS-related non-interest bearing deposits, time deposits and savings deposits. MPS average quarterly deposits for the fiscal 2017 first quarter increased $280.2 million, or 16%, from the same period last year.  This increase resulted almost entirely from growth in core prepaid card programs and the addition of several new prepaid partners. Total wholesale deposits increased $927.0 million at December 31, 2016 compared to December 31, 2015. Overall, rates on all deposits and interest-bearing liabilities increased by twenty-four basis points from 0.12% in the fiscal 2016 first quarter to 0.36% in the comparable 2017 period. The subordinated debt issuance in 2016 impacted this increase by 14 basis points. At December 31, 2016 and 2015, low-cost checking deposits represented 70% and 95% of total deposits, respectively.

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

Three Months Ended December 31,	2016			2015
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate
Interest-earning assets:
Specialty Finance Loans*	$200,954	$2,509	4.95%	$113,914	$1,623	5.67%
Retail Bank Loans	768,730	8,169	4.22%	620,870	6,696	4.29%
Mortgage-Backed Securities	689,617	3,320	1.91%	679,094	3,713	2.18%
Tax Exempt Investment Securities	1,172,252	6,902	3.59%	941,982	5,427	3.53%
Asset-Backed Securities	117,928	695	2.34%	—	—	—%
Other Investment Securities	87,029	589	2.69%	101,661	637	2.90%
Cash & Fed Funds Sold	186,565	391	0.83%	45,723	179	1.56%
Total interest-earning assets	3,223,075	$22,575	3.24%	2,503,244	$18,275	3.33%
Non-interest-earning assets	267,947			183,467
Total assets	$3,491,022			$2,686,711

Non-interest bearing deposits	$2,055,842	$—	0.00%	$1,757,603	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	38,229	39	0.40%	34,537	21	0.24%
Savings	50,528	7	0.06%	45,599	6	0.05%
Money markets	47,605	21	0.18%	44,846	18	0.16%
Time deposits	131,169	259	0.78%	85,656	118	0.55%
Wholesale funding	357,224	612	0.68%	—	—	—%
FHLB advances	20,043	141	2.80%	117,870	206	0.69%
Overnight fed funds purchased	271,272	392	0.57%	278,924	238	0.34%
Subordinated debentures	73,223	1,111	6.02%	—	—	—%
Other borrowings	15,580	160	4.06%	15,678	113	2.87%
Total interest-bearing liabilities	1,004,873	2,742	1.08%	623,110	720	0.46%
Total deposits and interest-bearing liabilities	3,060,715	$2,742	0.36%	2,380,713	$720	0.12%
Other non-interest bearing liabilities	78,219			31,210
Total liabilities	3,138,934			2,411,923
Shareholders' equity	352,088			274,788
Total liabilities and shareholders' equity	$3,491,022			$2,686,711
Net interest income and net interest rate spread including non-interest bearing deposits		$19,833	2.88%		$17,555	3.21%

Net interest margin			2.90%			3.21%
*Specialty Finance Loan Receivables include loan portfolios the Company deems as non-retail bank product offerings or loans not generated by the Retail Bank itself (for example, premium finance and purchased loan portfolios). The loan receivables included in this line item are included in the customary loan categories presented elsewhere in this report.

The following table presents, for the periods indicated, the Company’s total dollar amount of interest income from average securities portfolio assets and the resulting yields expressed both in dollars and rates.  Tax equivalent adjustments have been made in the yield.

Three Months Ended December 31,	2016			2015
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (2)
Securities Portfolio Assets
Mortgage-backed securities	$689,617	$3,320	1.91%	$679,094	$3,713	2.18%
*Other investments	1,377,209	8,186	3.43%	1,043,643	6,064	3.38%
Total Securities Portfolio Assets	$2,066,826	$11,506	2.92%	$1,722,737	$9,777	2.90%
*Excludes FHLB Stock

(1)	Tax rate used to arrive at a TEY for three months ended December 31, 2016 is 35%

(2)	Tax rate used to arrive at a TEY for three months ended December 31, 2015 is 34%

Provision for Loan Losses.  The Company recorded a $0.8 million provision for loan losses in each of the three month periods ended December 31, 2016 and December 31, 2015.  See Note 3 to the Condensed Consolidated Financial Statements.

Non-Interest Income.  Non-interest income for the fiscal 2017 first quarter increased by $2.5 million, or 15%, to $19.3 million from $16.8 million for the same period in the prior fiscal year.  The change was primarily due to an increase in card fee income from new and existing business partners of $3.2 million and tax product fee income of $0.5 million, which was partially offset by a loss on sale from the investment portfolio of $1.3 million.

Non-Interest Expense.  Non-interest expense increased $6.7 million, or 22%, to $36.8 million, for the first quarter of fiscal year 2017, as compared to $30.0 million for the same period in fiscal year 2016. Legal expense increased $1.6 million due primarily to the aforementioned acquisitions and loan funding transactions. Tax product expense, which includes fees related to our tax processing business, increased $0.1 million for the three months ended December 31, 2016 compared to December 31, 2015.

Compensation expense increased $3.2 million, or 22%, to $17.9 million for the three months ended December 31, 2016, as compared to $14.7 million for the same period in fiscal year 2016. The increase in compensation was primarily due to the employees added in connection with the EPS and SCS acquisitions, non-cash stock related compensation awards granted in connection with three named executive officers signing employment agreements, and additional staffing to support the Company’s growth initiatives. We expect the growth rate in compensation expense to decrease during the remainder of 2017 as staffing levels grow more modestly.

Other expense increased $0.7 million, occupancy and equipment expense increased $0.6 million and amortization expense increased $0.3 million, primarily due to the recent acquisitions, in each case for the three months ended December 31, 2016, as compared to the three months ended December 31, 2015.

Income Tax.  Income tax expense for the first quarter of fiscal 2017 was $0.3 million, for an effective tax rate of 21.6%, compared to income tax benefit of $0.5 million, for an effective tax rate of (12.9)%, for the same period in the prior fiscal year.  The increase in the effective tax rate is mainly due to increased annual projected taxable earnings for fiscal 2017 and the effective tax rate is expected to stay approximately at that level for the remainder of fiscal 2017.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At December 31, 2016, the Company had commitments to originate and purchase loans and unused lines of credit totaling $228.9 million.  The Company believes that loan repayments and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs. During the first quarter of fiscal 2017, the Company entered into an agreement, effective January 1, 2017, with H&R Block to provide interest and fee free refund advance loans for H&R Block tax preparation customers throughout the 2017 tax season.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier I capital (as defined) to average assets (as defined).  At December 31, 2016, both the Bank and the Company exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements.  The Company and the Bank took the accumulated other comprehensive income (“AOCI”) opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.

The tables below include certain non-GAAP financial measures that are used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies.  Management reviews these measures along with other measures of capital as part of its financial analysis.

				Minimum
				Requirement to Be
			Minimum	Well Capitalized
			Requirement For	Under Prompt
			Capital Adequacy	Corrective Action
At December 31, 2016	Company	Bank	Purposes	Provisions

Tier 1 leverage ratio	7.12%	9.61%	4.00%	5.00%
Common equity Tier 1 capital ratio	13.36	18.55	4.50	6.50
Tier 1 capital ratio	13.78	18.55	6.00	8.00
Total qualifying capital ratio	18.40	18.93	8.00	10.00

The following table provides certain non-GAAP financial measures used to compute certain of the ratios included in the table above, as well as a reconciliation of such non-GAAP financial measures to the most directly comparable financial measure in accordance with GAAP:

Standardized Approach (1) December 31, 2016
(Dollars in Thousands)

Total equity	$371,786
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	97,288
LESS: Certain other intangible assets	44,083
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	4,574
LESS: Net unrealized gains (losses) on available-for-sale securities	(5,022)
Common Equity Tier 1 (1)	230,863
Long-term debt and other instruments qualifying as Tier 1	10,310
LESS: Additional tier 1 capital deductions	3,049
Total Tier 1 capital	238,124
Allowance for loan losses	6,587
Subordinated debentures (net of issuance costs)	73,244
Total qualifying capital	317,955

(1)
Capital ratios were determined using the Basel III capital rules that became effective on January 1, 2015. Basel III revised the definition of capital, increased minimum capital ratios, and introduced a minimum CET1 ratio; those changes are being fully phased in through the end of 2021.

The following table provides a reconciliation of tangible common equity used in calculating tangible book value data to Total Stockholders' Equity.

December 31, 2016
(Dollars in Thousands)
Total Stockholders' Equity	$371,786
LESS: Goodwill	98,898
LESS: Intangible assets	73,472
Tangible common equity	199,416
LESS: AOCI	(5,022)
Tangible common equity excluding AOCI	204,438

Due to the predictable, quarterly cyclicality of MPS deposits in conjunction with tax season business activity, management believes that a six-month capital calculation is a useful metric to monitor the Company’s overall capital management process. As such, the Bank’s six-month average Tier 1 leverage ratio, Common equity Tier 1 capital ratio, Tier 1 capital ratio, and Total qualifying capital ratio as of December 31, 2016 were 9.80%, 21.14%, 21.14%, and 21.58%, respectively.

Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is required to be exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. On January 1, 2016, the Company and Bank complied with the capital conservation buffer requirement, which increases the three risk-based capital ratios by 0.625% each year through 2019, equivalent to 2.5% of risk-weighted assets in addition to the minimum risk-based capital ratios, at which point, the requirement for common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios will be 7.0%, 8.5% and 10.5%, respectively.

Based on current and expected continued profitability and subject to continued access to capital markets, we believe that the Company and the Bank will be able to meet targeted capital ratios required by the revised requirements, as they become effective.

CONTRACTUAL OBLIGATIONS

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations" in the Company’s Annual Report on Form 10-K for its fiscal year ended September 30, 2016 for a summary of our contractual obligations as of September 30, 2016. There were no material changes outside the ordinary course of our business in contractual obligations from September 30, 2016 through December 31, 2016.

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

For discussion of the Company’s off-balance sheet financing arrangements as of December 31, 2016, see Note 7 to our consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q. Depending on the extent to which the commitments or contingencies described in Note 7 occur, the effect on the Company’s capital and net income could be significant.

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

The EAR analysis used in the following table reflects the required analysis used no less than quarterly by management. It models -100, +100, +200, +300, and +400 basis point parallel shifts in market interest rates over the next one-year period. Due to the current low level of interest rates, only a -100 basis point parallel shift is represented. The Company is marginally outside policy limits for the -100 scenario while within Board policy limits for all rising rate scenarios using the snapshot as of December 31, 2016 as required by regulation.  The table below shows the results of the scenarios as of December 31, 2016:

Net Sensitive Earnings at Risk

Net Sensitive Earnings at Risk
Balances as of December 31, 2016	Standard (Parallel Shift) Year 1
	Net Interest Income at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-6.3%	4.4%	8.4%	12.8%	18.1%
Board Policy Limits	-5.0%	-5.0%	-10.0%	-15.0%	-20.0%

The EAR analysis reported at December 31, 2016, shows that in all rising rate scenarios, more assets than liabilities will reprice over the modeled one-year period.

IRR is a snapshot in time.  The Company’s business and deposits are very predictably cyclical on a weekly, monthly and yearly basis.  The Company’s static IRR results could vary depending on which day of the week and timing in relation to certain payrolls, as well as time of the month in regard to early funding of certain programs, when this snapshot is taken.  The fiscal first quarter of 2017 ended on a Saturday, a day after the Company received payroll related prepaid deposits, resulting in larger than average non-interest bearing deposits. Secondly, in preparation for the origination of large volumes of refund advance loans over the tax season the Company sought out wholesale deposits that would enhance the Company’s ability to make these loans without heavily relying on the line of credit at the FHLB. These term deposits were laddered in such a way that the vast majority were not added until midway through the first fiscal quarter and will reach maturity during the second fiscal quarter of 2017. The addition of wholesale deposits substantially lowered the usage on the Company’s overnight borrowings at the FHLB during the first fiscal quarter of 2017, and this is reflected in the point in time results. These wholesale deposits, in concert with the sizable payroll related deposits, also produced a larger than average cash balance as of December 31, 2016. Owing to the snapshot nature of IRR, as is required by regulators, in concert with the Company’s predictable weekly, monthly and yearly fluctuating deposit base and overnight borrowings, the results produced by static IRR analysis are not necessarily representative of what management, the Board of Directors and others would view as the Company’s true IRR positioning.  Management and the Board are aware of and understand these typical borrowing and deposit fluctuations as well as the point in time nature of IRR analysis and have anticipated an outcome where the Company may temporarily be outside of Board policy limits based on a snapshot analysis.

For management to better understand the IRR position of the Bank, an alternative IRR analysis was completed whereby all December 31, 2016 values were utilized with the exception of overnight borrowings, total deposits, cash due from banks, non-earning assets, and non-paying liabilities. To diminish potential issues documented above, quarterly average balances were utilized for overnight borrowings, total deposits, and cash due from banks. Non-earning assets and non-paying liabilities were used to balance the balance sheet. Management believes this view on IRR, while still subject to some yearly cyclicality, more accurately portrays the Bank’s IRR position.  As noted in the below chart, the alternative EAR results are more normalized and aid in diminishing the timing issues documented above.

The Company would have been within policy limits in all scenarios utilizing the alternative IRR scenario run for management purposes.  The table below highlights those results:
Alternative Net Sensitive Earnings at Risk

Net Sensitive Earnings at Risk
Alternative IRR Results	Standard (Parallel Shift) Year 1
	Net Interest Income at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-4.4%	1.7%	3.0%	4.7%	7.2%
Board Policy Limits	-5.0%	-5.0%	-10.0%	-15.0%	-20.0%

The alternative EAR analysis reported at December 31, 2016 shows that in an all increasing interest rate environment, more assets than liabilities would reprice over the modeled one-year period.

The Company anticipates solid EAR results in a rising rate environment due to continued premium finance loan growth, the addition of loans and securities indexed to Libor, slower premium amortization on higher coupon, fixed rate, agency MBS, continued growth of non-interest bearing MPS deposits, and the sustained execution on its strategic plan.

Net Sensitive Earnings at Risk as of December 31, 2016

Balances as of December 31, 2016
		% of	Change in Interest Income/Expense for a given change in interest rates
	Total Earning	Total Earning	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Assets (in $000's)	Assets	-100	Base	+100	+200	+300	+400
Total Loans	1,111,029	30.1%	55,163	59,344	63,717	68,098	72,430	76,856
Total Investments (non-TEY) and other Earning Assets	2,576,329	69.9%	44,686	53,592	62,775	71,676	80,907	91,012
Total Interest-Sensitive Income	3,687,358	100.0%	99,849	112,936	126,492	139,774	153,337	167,868
Total Interest-Bearing Deposits	1,189,862	99.4%	1,294	7,740	16,736	25,733	34,729	43,726
Total Borrowings	7,000	0.6%	489	489	489	489	489	489
Total Interest-Sensitive Expense	1,196,862	100.0%	1,783	8,229	17,225	26,222	35,218	44,215

Alternative Net Sensitive Earnings at Risk

Alternative IRR Results
		% of	Change in Interest Income/Expense for a given change in interest rates
	Total Earning	Total Earning	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Assets (in $000's)	Assets	-100	Base	+100	+200	+300	+400
Total Loans	1,111,029	34.6%	55,163	59,344	63,717	68,098	72,430	76,856
Total Investments (non-TEY) and other Earning Assets	2,102,948	65.4%	44,686	50,038	54,461	58,582	63,008	68,285
Total Interest-Sensitive Income	3,213,977	100.0%	99,849	109,382	118,178	126,680	135,438	145,141
Total Interest-Bearing Deposits	624,754	68.2%	732	3,497	7,735	11,972	16,209	20,445
Total Borrowings	291,315	31.8%	502	2,740	5,583	8,426	11,269	14,112
Total Interest-Sensitive Expense	916,069	100.0%	1,234	6,237	13,318	20,398	27,478	34,557

The Company believes that its growing portfolio of non-interest bearing deposits provides a stable and profitable funding vehicle and a significant competitive advantage in a rising interest rate environment as the Company’s cost of funds will likely remain relatively low, with less increase expected relative to many other banks. When unable to match loan growth to deposit growth, the Company continues to execute its investment strategy of primarily purchasing NBQ municipal bonds and agency MBS, however, the Bank reviews opportunities to add diverse, high quality securities at attractive relative rates when opportunities present themselves. The NBQ municipal bonds are tax exempt and as such have a tax equivalent yield higher than their book yield. The tax equivalent yield calculation for NBQ municipal bonds uses the Company’s cost of funds as one of its components. With the Company’s large volume of non-interest bearing deposits, the tax equivalent yield for these NBQ municipal bonds is higher than a similar term investment in other investment categories of similar risk and higher than most other banks can realize and sustain on the same or similar instruments. The above interest income figures are quoted on a pre-tax basis which is particularly notable due to the size of the Company’s tax-exempt municipal portfolio.

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
The Company was within Board policy limits for all scenarios. The table below shows the results of the scenarios as of December 31, 2016:

Economic Value Sensitivity as of December 31, 2016

Balances as of December 31, 2016	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	2.0%	-3.3%	-7.2%	-11.0%	-14.2%
Board Policy Limits	-10.0%	-10.0%	-20.0%	-30.0%	-40.0%

The EVE at risk reported at December 31, 2016 shows that as interest rates increase, the economic value of equity position will decrease from the base, partially due to the degree of the economic value of its base asset size in relation to the economic value of its base liability size.

The Company would have been within policy limits in all scenarios utilizing the alternative IRR scenario run for management purposes.  The table below highlights those results:

Alternative Economic Value Sensitivity

Alternative IRR Results	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	4.8%	-6.0%	-12.4%	-18.6%	-23.9%
Board Policy Limits	-10.0%	-10.0%	-20.0%	-30.0%	-40.0%

The EVE at risk reported using the alternative methodology used for management purposes shows that as interest rates increase immediately, the economic value of equity position will decrease from the base, partially due to the degree of the economic value of its base asset size in relation to the economic value of its base liabilities size.

Detailed Economic Value Sensitivity

The following table details the economic value sensitivity to changes in market interest rates at December 31, 2016, for loans, investments, deposits, borrowings, and other assets and liabilities (dollars in thousands). The analysis reflects that in a +100 interest rate scenario, total assets are less sensitive than total liabilities and in the +200, +300, and +400 interest rate scenarios, total assets are marginally more sensitive than total liabilities. This sensitivity is offset by the non-interest bearing deposits.

Balances as of December 31, 2016
		% of	Change in Economic Value for a given change in interest rates
	Book	Total	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Value (in $000's)	Assets	-100	+100	+200	+300	+400
Total Loans	1,111,029	26%	1.6%	-1.7%	-3.4%	-5.1%	-6.7%
Total Investment	2,576,329	61%	4.9%	-4.8%	-9.5%	-13.9%	-17.8%
Other Assets	514,939	12%	0.0%	0.0%	0.0%	0.0%	0.0%
Assets	4,202,297	100%	3.6%	-3.6%	-7.1%	-10.3%	-13.2%
Interest Bearing Deposits	1,189,862	32%	0.6%	-0.4%	-0.8%	-1.1%	-1.4%
Non-Interest Bearing Deposits	2,480,716	66%	6.2%	-5.7%	-10.9%	-15.7%	-20.1%
Total Borrowings & Other Liabilities	70,653	2%	0.3%	-0.3%	-0.6%	-0.8%	-1.1%
Liabilities	3,741,231	100%	4.1%	-3.7%	-7.0%	-10.1%	-13.0%

Detailed Alternative Economic Value Sensitivity

The following is EVE at risk reported using the alternative methodology used for management purposes, for loans, investments, deposits, borrowings, and other assets and liabilities (dollars in thousands). The analysis reflects that in all interest rate scenarios, total assets are meaningfully less sensitive, than total liabilities.

Alternative IRR Results
		% of	Change in Economic Value for a given change in interest rates
	Book	Total	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Value (in $000's)	Assets	-100	+100	+200	+300	+400
Total Loans	1,111,029	26%	1.6%	-1.7%	-3.4%	-5.1%	-6.7%
Total Investment	2,102,948	50%	6.0%	-5.9%	-11.6%	-16.8%	-21.5%
Other Assets	988,319	24%	0.0%	0.0%	0.0%	0.0%	0.0%
Assets	4,202,296	100%	3.6%	-3.6%	-7.1%	-10.3%	-13.2%
Interest Bearing Deposits	624,754	17%	1.0%	-0.6%	-1.2%	-1.7%	-2.2%
Non-Interest Bearing Deposits	2,075,444	55%	6.2%	-5.7%	-10.9%	-15.6%	-20.0%
Total Borrowings & Other Liabilities	1,041,032	28%	0.0%	0.0%	0.0%	-0.1%	-0.1%
Liabilities	3,741,230	100%	3.3%	-3.0%	-5.8%	-8.3%	-10.6%

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

Item 4.    Controls and Procedures.

CONTROLS AND PROCEDURES

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2016, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

META FINANCIAL GROUP, INC.
PART II - OTHER INFORMATION

FORM 10-Q

Item 1. Legal Proceedings. – See “Legal Proceedings” of Note 7 to the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors. - In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially and adversely affect us in the future.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds. – None. As reflected in the Company’s Current Reports on Form 8-K, filed with the SEC on October 3, 2016 and November 10, 2016, respectively, the Company issued shares of its common stock in transactions exempt from the registration requirements under the Securities Act of 1933 in connection with the acquisition of substantially all of the assets of EPS Financial, LLC and the acquisition of substantially all of the assets of Specialty Consumer Services LP. See Note 2 - Acquisitions to the Condensed Consolidated Financial Statements for further information on these transactions.

Item 6.    Exhibits.

See Index to Exhibits.

META FINANCIAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

META FINANCIAL GROUP, INC.

Date: February 8, 2017	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, Chairman of the Board
and Chief Executive Officer

Date: February 8, 2017	By:	/s/ Glen W. Herrick
Glen W. Herrick, Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Registrant's Amended and Restated By-laws, as amended.

10.1
Performance-Based Restricted Stock Agreement dated as of November 16, 2016, by and between Meta Financial Group, Inc. and J. Tyler Haahr, filed on November 18, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.2
Performance-Based Restricted Stock Agreement dated as of November 16, 2016, by and between Meta Financial Group, Inc. and Bradley C. Hanson, filed on November 18, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.3
Performance-Based Restricted Stock Agreement dated as of December 2, 2016, by and between Meta Financial Group, Inc. and Glen W. Herrick, filed on December 6, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

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