Form 10-Q
period 2017-03-31
META FINANCIAL GROUP INC
filed 2017-05-08
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

(605) 361-4347
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company See the definitions of "large accelerated filer." "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer☒	Accelerated filer☐	Non-accelerated filer☐	Smaller Reporting Company☐
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ YES  ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at May 1, 2017:
Common Stock, $.01 par value	9,349,989 shares
Nonvoting Common Stock, $.01 par value	0 Nonvoting shares

META FINANCIAL GROUP, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

ASSETS	March 31, 2017	September 30, 2016
Cash and cash equivalents	$67,293	$773,830
Investment securities available for sale	1,184,440	910,309
Mortgage-backed securities available for sale	642,833	558,940
Investment securities held to maturity	474,306	486,095
Mortgage-backed securities held to maturity	122,497	133,758
Loans receivable	1,151,192	925,105
Allowance for loan losses	(14,602)	(5,635)
Federal Home Loan Bank Stock, at cost	25,043	47,512
Accrued interest receivable	20,902	17,199
Premises, furniture, and equipment, net	20,019	18,626
Bank-owned life insurance	58,378	57,486
Foreclosed real estate and repossessed assets	—	76
Goodwill	98,723	36,928
Intangible assets	66,633	28,921
Prepaid assets	34,596	9,443
Deferred taxes	10,589	—
Meta Payment Systems accounts receivable	6,005	6,334
Other assets	16,749	1,492

Total assets	$3,985,596	$4,006,419

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$2,637,167	$2,167,522
Interest-bearing checking	44,264	38,077
Savings deposits	65,367	50,742
Money market deposits	42,340	47,749
Time certificates of deposit	61,170	125,992
Wholesale deposits	21,923	—
Total deposits	2,872,231	2,430,082
Short-term debt	494,919	1,095,118
Long-term debt	92,497	92,460
Accrued interest payable	722	875
Deferred taxes	—	4,600
Accrued expenses and other liabilities	113,479	48,309
Total liabilities	3,573,848	3,671,444

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued or outstanding at March 31, 2017 and September 30, 2016, respectively	—	—
Common stock, $.01 par value; 15,000,000 shares authorized, 9,349,989 shares issued and outstanding at March 31, 2017 and 8,523,641 shares issued and outstanding at September 30, 2016	94	85
Common stock, Nonvoting, $.01 par value; 3,000,000 shares authorized, no shares issued or outstanding at March 31, 2017 and September 30, 2016, respectively	—	—
Additional paid-in capital	253,473	184,780
Retained earnings	158,167	127,190
Accumulated other comprehensive income	14	22,920
Total stockholders’ equity	411,748	334,975

Total liabilities and stockholders’ equity	$3,985,596	$4,006,419
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Interest and dividend income:
Loans receivable, including fees	$12,773	$8,548	$23,451	$16,867
Mortgage-backed securities	4,481	4,768	7,801	8,481
Other investments	10,464	7,313	19,041	13,556
	27,718	20,629	50,293	38,904
Interest expense:
Deposits	2,184	135	3,122	298
FHLB advances and other borrowings	1,568	556	3,372	1,113
	3,752	691	6,494	1,411

Net interest income	23,966	19,938	43,799	37,493

Provision for loan losses	8,649	1,173	9,492	1,959

Net interest income after provision for loan losses	15,317	18,765	34,307	35,534

Non-interest income:
Tax product fees	63,606	21,071	64,231	21,206
Card fees	26,547	18,579	44,961	33,835
Loan fees	1,182	674	2,052	1,467
Bank-owned life insurance	444	380	892	754
Deposit fees	168	151	318	313
Gain (loss) on sale of securities available for sale, net (includes ($144) and $29 reclassified from accumulated other comprehensive income (loss) for net gains (losses) on available for sale securities for the three months ended March 31, 2017 and 2016, respectively and ($1,378) and $50 for the six months ended March 31, 2017 and 2016, respectively)	(144)	29	(1,378)	50
Gain on foreclosed real estate	7	—	7	—
Other income	360	17	436	110
Total non-interest income	92,170	40,901	111,519	57,735

Non-interest expense:
Compensation and benefits	26,766	17,110	44,616	31,765
Tax product	13,318	8,238	13,396	8,256
Card processing	7,043	6,017	12,622	11,251
Occupancy and equipment	4,191	3,659	8,168	7,038
Legal and consulting	1,505	859	4,228	1,990
Marketing	610	539	1,080	1,041
Data processing	392	357	755	698
Amortization expense	7,082	1,215	8,607	2,428
Other expense	6,039	3,796	10,227	7,331
Total non-interest expense	66,946	41,790	103,699	71,798

Income before income tax expense	40,541	17,876	42,127	21,471

Income tax expense (includes ($54) and $11 income tax expense (benefit) reclassified from accumulated other comprehensive income (loss) for the three months ended March 31, 2017 and 2016, respectively and ($517) and $18 for the six months ended March 31, 2017 and 2016, respectively)	8,399	3,593	8,741	3,130

Net income	$32,142	$14,283	$33,386	$18,341

Earnings per common share
Basic	$3.44	$1.68	$3.65	$2.19
Diluted	$3.42	$1.67	$3.63	$2.17
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net income	$32,142	$14,283	$33,386	$18,341

Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities	7,969	16,216	(37,300)	18,837
Losses (gains) realized in net income	144	(29)	1,378	(50)
	8,113	16,187	(35,922)	18,787
LESS: Deferred income tax effect	3,076	5,938	(13,016)	6,913
Total other comprehensive income (loss)	5,037	10,249	(22,906)	11,874
Total comprehensive income	$37,179	$24,532	$10,480	$30,215

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For the Six Months Ended March 31, 2017 and 2016
(Dollars in Thousands, Except Share and Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance, September 30, 2015	$82	$170,749	$98,359	$2,455	$(310)	$271,335

Cash dividends declared on common stock ($0.26 per share)	—	—	(2,174)	—	—	(2,174)

Issuance of common shares from the sales of equity securities	2	11,520	—	—	—	11,522

Issuance of common shares due to issuance of stock options, restricted stock and ESOP	1	1,412	—	—	310	1,723

Stock compensation	—	666	—	—	—	666

Net change in unrealized gains on securities, net of income taxes	—	—	—	11,874	—	11,874

Net income	—	—	18,341	—	—	18,341

Balance, March 31, 2016	$85	$184,347	$114,526	$14,329	$—	$313,287

Balance, September 30, 2016	$85	$184,780	$127,190	$22,920	$—	$334,975

Cash dividends declared on common stock ($0.26 per share)	—	—	(2,409)	—	—	(2,409)

Issuance of common shares due to issuance of stock options, restricted stock and ESOP	4	6,767	—	—	—	6,771

Issuance of common shares due to acquisitions	5	37,291	—	—	—	37,296

Contingent consideration equity earnout due to SCS acquisition	—	24,142	—	—	—	24,142

Stock compensation	—	493	—	—	—	493

Net change in unrealized gains on securities, net of income taxes	—	—	—	(22,906)	—	(22,906)

Net income	—	—	33,386	—	—	33,386

Balance, March 31, 2017	$94	$253,473	$158,167	$14	$—	$411,748

See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
(Dollars in Thousands)	2017	2016
Cash flows from operating activities:
Net income	$33,386	$18,341
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	24,843	17,569
Provision for loan losses	9,492	1,959
(Recovery) for deferred taxes	(2,172)	(703)
(Gain) loss on other assets	(14)	10
(Gain) on foreclosed real estate	(7)	—
(Gain) loss on sale of securities available for sale, net	1,378	(50)
Capital lease obligations interest expense	61	(63)
Net change in accrued interest receivable	(3,703)	(2,431)
Originations of loans held for sale	(685,934)	—
Proceeds from sales of loans held for sale	685,934	—
Change in bank-owned life insurance value	(892)	(754)
Net change in other assets	(40,079)	(6,092)
Net change in accrued interest payable	(153)	(105)
Net change in accrued expenses and other liabilities	47,872	14,454
Net cash provided by (used in) operating activities	70,012	42,135

Cash flows from investing activities:
Purchase of securities available-for-sale	(577,967)	(454,450)
Proceeds from sales of securities available-for-sale	113,647	100,298
Proceeds from maturities and principal repayments of securities available-for-sale	59,383	52,991
Purchase of securities held to maturity	(931)	(147,906)
Proceeds from maturities and principal repayments of securities held to maturity	21,112	6,059
Purchase of bank owned life insurance	—	(10,000)
Purchase of student loan portfolio	(136,172)	—
Proceeds from loan sales	11,205	88
Net change in loans receivable	(102,576)	(73,243)
Proceeds from sales of foreclosed real estate	83	—
Net cash paid for acquisitions	(29,425)	—
Federal Home Loan Bank stock purchases	(243,971)	(403,981)
Federal Home Loan Bank stock redemptions	266,440	405,960
Proceeds from the sale of premises and equipment	58	13
Purchase of premises and equipment	(4,210)	(3,663)
Net cash provided by (used in) investing activities	(623,324)	(527,834)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	485,048	602,597
Net change in time deposits	(64,822)	(39,370)
Net change in wholesale deposits	21,923	—
Net change in FHLB and other borrowings	(100,000)	—
Net change in federal funds	(499,000)	(75,000)
Net change in securities sold under agreements to repurchase	(1,191)	(2,381)
Principal payments on capital lease obligations	(38)	(62)
Cash dividends paid	(2,409)	(2,174)
Stock compensation	493	666
Proceeds from issuance of common stock	6,771	13,245
Net cash provided by (used in) financing activities	(153,225)	497,521

Net change in cash and cash equivalents	(706,537)	11,822

Cash and cash equivalents at beginning of period	773,830	27,658
Cash and cash equivalents at end of period	$67,293	$39,480

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Con't.)

	Six Months Ended March 31,
	2017	2016
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$6,341	$1,516
Income taxes	2,371	1,789
Franchise taxes	95	39
Other taxes	260	58

Supplemental schedule of non-cash investing activities:
Stock issued for acquisitions	$(37,296)	$—
Contingent consideration - cash	(17,252)	—
Contingent consideration - equity	(24,142)	—
Sale of available-for-sale securities accrued	—	10,499
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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three and six month periods ended March 31, 2017 are not necessarily indicative of the results expected for the fiscal year ending September 30, 2017.

The Company reclassified insignificant electronic return originator ("ERO") and taxpayer advance fee income and related expenses during the first quarter of fiscal year 2017 from loan fees and other income to tax product fees and other expenses to tax product expense. Prior period amounts have also been reclassified.

As of March 31, 2017, certain insignificant adjustments to previously reported Earnings Per Share ("EPS") have been made to correctly reflect the effect of participating securities on basic and diluted EPS calculations in accordance with ASC 260. These changes were immaterial to the overall EPS calculation.

NOTE 2.    ACQUISITIONS

EPS Financial
On November 1, 2016, the Company, through its wholly-owned subsidiary, MetaBank, completed the acquisition of substantially all of the assets and certain liabilities of EPS Financial, LLC ("EPS") from privately-held Drake Enterprises, Ltd. ("Drake"). The assets acquired by MetaBank in the EPS acquisition include the EPS trade name, operating platform, and other assets. EPS is a leading provider of comprehensive tax-related financial transaction solutions for over 10,000 ERO's nationwide, offering a one-stop-shop for all tax preparer financial transactions. These solutions include a full-suite of refund settlement products, prepaid payroll card solutions and merchant services.
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

As of November 1, 2016
(Dollars in Thousands)
Fair value of consideration paid
Cash	$21,877
Stock issued	26,507
Total consideration paid	48,384

Fair value of assets acquired
Intangible assets	17,930
Other assets	79
Total assets	18,009
Fair value of net assets acquired	18,009
Goodwill resulting from acquisition	$30,375

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
The Company recognized $0.5 million of pre-tax transaction related expenses during the first six months of fiscal year 2017. The transaction expenses are reflected on the consolidated statement of operations primarily under legal and consulting.
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
Under the terms of the purchase agreement, the aggregate purchase price paid at closing, which was based upon the December 14, 2016 tangible book value of SCS, was approximately $7.5 million in cash and 113,328 shares of Meta Financial common stock. In addition, cash contingent consideration of up to $17.3 million (estimated fair value), payable in cash, and equity contingent consideration of up to 264,431 shares of Meta Financial common stock, will be paid if certain performance benchmarks are achieved subsequent to closing (described more fully below). The Company acquired assets with approximate fair values of $28.3 million of intangible assets, including customer relationships, trademark, and non-compete agreements, and negligible other assets, resulting in goodwill of $31.4 million. All amounts are at estimated fair market values.
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

As of December 14, 2016
(Dollars in Thousands)
Fair value of transaction consideration
Cash	7,548
Stock issued	10,789
Paid consideration	18,337
Contingent consideration - cash	17,252
Contingent consideration - equity	24,142
Contingent consideration payable	41,394
Total consideration paid	59,731

Fair value of assets acquired
Intangible assets	28,310
Other assets	2
Total assets	28,312
Fair value of net assets acquired	28,312
Goodwill resulting from acquisition	31,419
The SCS transaction has been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the transaction date. The Company made significant estimates and exercised judgment in estimating fair values and accounting for such acquired assets and liabilities. Upon receipt of final fair value estimates on certain assets, liabilities, and contingent considerations, which must be within one year of the acquisition date, the Company made final adjustments to the purchase price allocation and retrospectively adjusted the recorded goodwill. The Company recorded a contingent liability in the amount of $17.3 million to reflect the fair market value of the potential cash earn-out payment.
The Company recognized goodwill of $31.4 million, which is calculated as the excess of both the adjusted consideration exchanged and the liabilities recorded as compared to the fair value of identifiable assets acquired. Goodwill resulted from expected operational synergies and expanded product lines and is expected to be deductible for tax purposes. See Note 12 to the Condensed Consolidated Financial Statements for further information on goodwill.
The Company recognized $0.6 million of pre-tax transaction related expenses during the first six months of fiscal year 2017. The transaction expenses are reflected on the consolidated statement of operations primarily under legal and consulting.
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

Homogeneous loan populations are collectively evaluated for impairment.  These loan populations may include premium finance loans, residential first mortgage loans secured by one-to-four family residences, residential construction loans, home equity and second mortgage loans, and tax product loans.  Commercial and agricultural loans as well as mortgage loans secured by other properties are monitored regularly by the Bank given the larger balances. When analysis of the borrower operating results and financial condition indicates that underlying cash flows of the borrower’s business is not adequate to meet its debt service requirements, the individual loan or loan relationship is evaluated for impairment.  Often this is associated with a delay or shortfall in payments of 210 days or more for premium finance loans and 90 days or more for other loan categories.  Non-accrual loans and all troubled debt restructurings are considered impaired.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Loans receivable at March 31, 2017 and September 30, 2016 were as follows:

	March 31, 2017	September 30, 2016
	(Dollars in Thousands)
1-4 Family Real Estate	$178,310	$162,298
Commercial and Multi-Family Real Estate	473,058	422,932
Agricultural Real Estate	62,422	63,612
Consumer	182,156	37,094
Commercial Operating	33,894	31,271
Agricultural Operating	35,493	37,083
Premium Finance	187,049	171,604
Total Loans Receivable	1,152,382	925,894

Allowance for Loan Losses	(14,602)	(5,635)
Net Deferred Loan Origination Fees	(1,190)	(789)
Total Loans Receivable, Net	$1,136,590	$919,470

Activity in the allowance for loan losses and balances of loans receivable by portfolio segment for the three and six months ended March 31, 2017 and 2016 was as follows:

	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Unallocated	Total
	(Dollars in Thousands)
Three Months Ended March 31, 2017
Allowance for loan losses:
Beginning balance	$654	$1,912	$476	$47	$813	$1,341	$594	$578	$6,415
Provision (recovery) for loan losses	(358)	(170)	1,048	7,658	304	8	115	43	8,648
Charge offs	—	—	—	—	(350)	—	(140)	—	(490)
Recoveries	—	—	—	1	—	—	28	—	29
Ending balance	$296	$1,742	$1,524	$7,706	$767	$1,349	$597	$621	$14,602

Six Months Ended March 31, 2017

Allowance for loan losses:
Beginning balance	$654	$2,198	$142	$51	$117	$1,332	$588	$553	$5,635
Provision (recovery) for loan losses	(358)	(456)	1,382	7,631	995	4	226	68	9,492
Charge offs	—	—	—	—	(350)	—	(259)	—	(609)
Recoveries	—	—	—	24	5	13	42	—	84
Ending balance	$296	$1,742	$1,524	$7,706	$767	$1,349	$597	$621	$14,602

Ending balance: individually evaluated for impairment	12	—	—	—	53	—	—	—	65
Ending balance: collectively evaluated for impairment	284	1,742	1,524	7,706	714	1,349	597	621	14,537
Total	$296	$1,742	$1,524	$7,706	$767	$1,349	$597	$621	$14,602

Loans:
Ending balance: individually evaluated for impairment	248	1,144	582	—	302	1,072	—	—	3,348
Ending balance: collectively evaluated for impairment	178,062	471,914	61,840	182,156	33,592	34,421	187,049	—	1,149,034
Total	$178,310	$473,058	$62,422	$182,156	$33,894	$35,493	$187,049	$—	$1,152,382

	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Unallocated	Total
	(Dollars in Thousands)
Three Months Ended March 31, 2016
Allowance for loan losses:
Beginning balance	$285	$1,194	$171	$20	$107	$3,856	$424	$609	$6,666
Provision (recovery) for loan losses	42	790	(17)	1,039	(62)	(529)	171	(261)	1,173
Charge offs	—	(290)	—	—	—	—	(137)	—	(427)
Recoveries	—	—	—	—	—	—	19	—	19
Ending balance	$327	$1,694	$154	$1,059	$45	$3,327	$477	$348	$7,431

Six Months Ended March 31, 2016

Allowance for loan losses:
Beginning balance	$278	$1,187	$163	$20	$28	$3,537	$293	$749	$6,255
Provision (recovery) for loan losses	49	797	(9)	1,039	17	(210)	677	(401)	1,959
Charge offs	—	(290)	—	—	—	—	(527)	—	(817)
Recoveries	—	—	—	—	—	—	34	—	34
Ending balance	$327	$1,694	$154	$1,059	$45	$3,327	$477	$348	$7,431

Ending balance: individually evaluated for impairment	—	40	—	—	—	2,846	—	—	2,886
Ending balance: collectively evaluated for impairment	327	1,654	154	1,059	45	481	477	348	4,545
Total	$327	$1,694	$154	$1,059	$45	$3,327	$477	$348	$7,431

Loans:
Ending balance: individually evaluated for impairment	114	1,091	—	—	6	3,421	—	—	4,632
Ending balance: collectively evaluated for impairment	139,886	353,703	64,111	35,937	26,903	38,660	121,572	—	780,772
Total	$140,000	$354,794	$64,111	$35,937	$26,909	$42,081	$121,572	$—	$785,404

Federal regulations promulgated by the Company's primary federal regulator, the Office of the Comptroller of the Currency (the "OCC"), provide for the classification of loans and other assets such as debt and equity securities. The loan classification and risk rating definitions for the Company and its wholly-owned subsidiary, MetaBank (the "Bank"), are generally as follows:

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

Loss- A loss asset is considered uncollectible and of such little value that the asset’s continuance on the Company's balance sheet is no longer warranted.  This classification does not necessarily mean an asset has no recovery or salvage value leaving room for future collection efforts.

General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When assets are classified as “loss,” the Company is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount.  The Company's determinations as to the classification of its assets and the amount of its valuation allowances are subject to review by its regulatory authorities, which may order the establishment of additional general or specific loss allowances.

The Company recognizes that concentrations of credit may naturally occur and may take the form of a large volume of related loans to an individual, a specific industry, a geographic location, or an occupation.  Credit concentration is a direct, indirect, or contingent obligation that has a common bond where the aggregate exposure equals or exceeds a certain percentage of the Company’s Tier 1 Capital plus the Allowance for Loan Losses.

The asset classification of loans at March 31, 2017 and September 30, 2016 were as follows:

March 31, 2017	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Total
	(Dollars in Thousands)
Pass	$176,844	$471,748	$28,828	$182,156	$33,572	$18,893	$187,049	$1,099,090
Watch	537	72	—	—	21	40	—	670
Special Mention	660	204	2,965	—	—	—	—	3,829
Substandard	269	1,034	30,629	—	248	16,560	—	48,740
Doubtful	—	—	—	—	53	—	—	53
	$178,310	$473,058	$62,422	$182,156	$33,894	$35,493	$187,049	$1,152,382

September 30, 2016	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Total
	(Dollars in Thousands)
Pass	$161,255	$421,577	$34,421	$37,094	$30,574	$19,669	$171,604	$876,194
Watch	200	72	2,934	—	184	4,625	—	8,015
Special Mention	666	962	25,675	—	—	5,407	—	32,710
Substandard	177	321	582	—	513	7,382	—	8,975
Doubtful	—	—	—	—	—	—	—	—
	$162,298	$422,932	$63,612	$37,094	$31,271	$37,083	$171,604	$925,894

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

Due to consumer demand, the Company offers fixed-rate mortgage loans with terms up to 30 years, most of which conform to secondary market standards, such as Fannie Mae, Ginnie Mae, and Freddie Mac standards.  The Company typically holds all fixed-rate mortgage loans and does not engage in secondary market sales.  Interest rates charged on these fixed-rate loans are competitively priced according to market conditions.

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

Consumer Lending.  The Bank originates a variety of secured consumer loans, including home equity, home improvement, automobile and boat loans and loans secured by savings deposits.  The Bank also offers other secured and unsecured consumer loans and currently originates most of its consumer loans in its primary market area and surrounding areas. In addition, the Bank’s consumer lending portfolio includes a purchased student loan portfolio, along with consumer lending products offered through its payments segment.

The Bank's consumer loan portfolio includes home equity loans and lines of credit.  Substantially all of the Bank's home equity loans and lines of credit are secured by second mortgages on principal residences.  The Bank will lend amounts which, together with all prior liens, may be up to 90% of the appraised value of the property securing the loan.  Home equity loans and lines of credit generally have maximum terms of five years.

The Bank primarily originates automobile loans on a direct basis to the borrower, as opposed to indirect loans, which are made when the Bank purchases loan contracts, often at a discount, from automobile dealers which have extended credit to their customers.  The Bank’s automobile loans typically are originated at fixed interest rates with terms of up to 60 months for new and used vehicles.  Loans secured by automobiles are generally originated for up to 80% of the N.A.D.A. book value of the automobile securing the loan.

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

The Bank’s purchased private student loan portfolio is a seasoned portfolio that is serviced by ReliaMax Lending Services, LLC and insured by ReliaMax Surety Company. All loans in this portfolio are floating rate and indexed to the three-month LIBOR plus various margins.
Through its payments segment, the Bank strives to offer consumers innovative payment products, including credit products. Most credit products have fallen into the category of portfolio lending. Meta Payments Systems ("MPS") continues its development of new alternative portfolio lending products primarily to serve its customer base and to provide innovative lending solutions to the unbanked and under-banked segment.
The payments segment also provides short-term consumer refund advance loans. Taxpayers are underwritten to determine eligibility for the unsecured advances. These consumer loans are interest and fee free to the consumer. Due to the nature of consumer advance loans, it typically takes no more than three e-file cycles, the period of time between scheduled IRS payments, from when the return is accepted to collect. In the event of default, MetaBank has no recourse with the tax consumer. Generally, when the refund advance loan becomes delinquent for 90 days or more, or when collection of principal becomes doubtful, the Company will charge off the loan balance.

Commercial Operating Lending.  The Company also originates commercial operating loans.  Most of the Company’s commercial operating loans have been extended to finance local and regional businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable, and operating costs for the Company’s network of tax ERO's. Commercial loans also may involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies.

The maximum term for loans extended on machinery and equipment is based on the projected useful life of such machinery and equipment.  Generally, the maximum term on non-mortgage lines of credit is one year.  The loan-to-value ratio on such loans and lines of credit generally may not exceed 80% of the value of the collateral securing the loan. ERO loans are not collateralized.  The Company’s commercial operating lending policy includes credit file documentation and analysis of the borrower’s character, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of conditions affecting the borrower.  Analysis of the borrower’s past, present and future cash flows is also an important aspect of the Company’s credit analysis.  Nonetheless, such loans are believed to carry higher credit risk than more traditional lending activities.

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

Through its payments segment, the Bank also provides short-term ERO advance loans on a nation-wide basis. These loans are typically utilized to purchase tax preparation software and to prepare tax offices for the upcoming season. EROs go through an underwriting process to determine eligibility for the unsecured advances. Collection activities on ERO advances begin once the ERO begins to process refund transfers. Generally, when the ERO advance loan becomes delinquent for 90 days or more, or when collection of principal becomes doubtful, the Company will charge off the loan balance.

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
Past due loans at March 31, 2017 and September 30, 2016 were as follows:

March 31, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable
	(Dollars in Thousands)
1-4 Family Real Estate	$42	$59	$—	$101	$178,097	$112	$178,310
Commercial and Multi-Family Real Estate	2,864	315	—	3,179	469,724	155	473,058
Agricultural Real Estate	35,058	—	—	35,058	23,903	3,461	62,422
Consumer	8,009	1,329	284	9,622	172,534	—	182,156
Commercial Operating	—	—	—	—	33,747	147	33,894
Agricultural Operating	—	—	—	—	35,396	97	35,493
Premium Finance	1,029	954	723	2,706	184,343	—	187,049
Total	$47,002	$2,657	$1,007	$50,666	$1,097,744	$3,972	$1,152,382

September 30, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable
	(Dollars in Thousands)
1-4 Family Real Estate	$—	$30	$—	$30	$162,185	$83	$162,298
Commercial and Multi-Family Real Estate	—	—	—	—	422,932	—	422,932
Agricultural Real Estate	—	—	—	—	63,612	—	63,612
Consumer	—	—	53	53	37,041	—	37,094
Commercial Operating	151	354	—	505	30,766	—	31,271
Agricultural Operating	—	—	—	—	37,083	—	37,083
Premium Finance	1,398	275	965	2,638	168,966	—	171,604
Total	$1,549	$659	$1,018	$3,226	$922,585	$83	$925,894

When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment.  Often this is associated with a delay or shortfall in payments of 210 days or more for premium finance loans and 90 days or more for other loan categories.  As of March 31, 2017, there were no Premium Finance loans greater than 210 days past due.

Total loans past due increased $47.5 million to $50.7 million at March 31, 2017 from $3.2 million at September 30, 2016. The majority of this increase was due to a $45.5 million rise in loans 30-59 days past due. The primary drivers of the increase in loans 30-59 days past due included three well collateralized agricultural loan relationships and the expected seasonal increase in refund advance loans.

Impaired loans at March 31, 2017 and September 30, 2016 were as follows:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
March 31, 2017	(Dollars in Thousands)
Loans without a specific valuation allowance
1-4 Family Real Estate	$170	$170	$—
Commercial and Multi-Family Real Estate	1,144	1,144	—
Agricultural Real Estate	$582	$582	$—
Agricultural Operating	$1,072	$1,072	$—
Total	$2,968	$2,968	$—
Loans with a specific valuation allowance
1-4 Family Real Estate	$78	$78	$12
Commercial Operating	$302	$302	$53
Total	$380	$380	$65

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
September 30, 2016	(Dollars in Thousands)
Loans without a specific valuation allowance
1-4 Family Real Estate	$84	$84	$—
Commercial and Multi-Family Real Estate	433	433	—
Total	$517	$517	$—
Loans with a specific valuation allowance
1-4 Family Real Estate	$78	$78	$10
Total	$78	$78	$10

The following table provides the average recorded investment in impaired loans for the three and six month periods ended March 31, 2017 and 2016.

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment
	(Dollars in Thousands)
1-4 Family Real Estate	$210	$116	$191	$118
Commercial and Multi-Family Real Estate	668	1,257	550	1,302
Agricultural Real Estate	194	—	97	—
Consumer	—	—	—	—
Commercial Operating	437	7	302	8
Agricultural Operating	357	4,362	179	4,697
Premium Finance	—	—	—	—
Total	$1,866	$5,742	$1,319	$6,125
The Company’s troubled debt restructurings (“TDR”) typically involve forgiving a portion of interest or principal on existing loans or making loans at a rate materially less than current market rates. There were no loans modified in a TDR during the three or six month periods ended March 31, 2017 or 2016.  Additionally, there were no TDR loans for which there was a payment default during the three or six month periods ended March 31, 2017 or 2016 that had been modified during the 12-month period prior to the default.

NOTE 4.    ALLOWANCE FOR LOAN LOSSES

At March 31, 2017, the Company’s allowance for loan losses increased to $14.6 million from $5.6 million at September 30, 2016.
The increase in allowance was primarily driven by a $8.2 million reserve related to a substantial increase in tax season loans. In addition, the downgrade of a significant agriculture relationship during the quarter contributed to an increased provision and allowance. Downgrades in agricultural loans were related primarily to losses incurred due to lower commodity prices in recent years, notwithstanding record yields for many producers in our markets. Given underlying collateral values related to our agricultural loans, we believe we have minimal loss exposure in the portfolio at this time. During the six months ended March 31, 2017, the Company recorded a provision for loan losses of $9.5 million compared to $2.0 million for the same period of the prior year. The Company had $0.5 million of net charge offs for the six months ended March 31, 2017, compared to $0.8 million for the six months ended March 31, 2016.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the appropriateness of its allowance for loan losses. The current economic environment continues to show signs of improvement in the Bank’s markets.  The Bank’s average loss rates over the past three years were low, offset with a higher agricultural loss rate in fiscal year 2016 driven by the charge off of one relationship. The Bank does not believe it is likely that these low loss conditions will continue indefinitely.  Although the Bank’s four market areas have indirectly benefited from a stable agricultural market, the market has become slightly stressed as commodity prices have remained lower than a few years ago. Management expects that future losses in the agriculture operations and agriculture real estate loan portfolios could be higher than recent historical experience. Management believes the low commodity prices and high land rents have the potential to negatively impact the economies of our agricultural markets.

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio and other factors, the current level of the allowance for loan losses at March 31, 2017, reflects an appropriate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level it considers to be appropriate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s determination of the allowance for loan losses is subject to review by the OCC, which can require the establishment of additional general or specific allowances.

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

NOTE 5.    EARNINGS PER COMMON SHARE

Earnings per share is computed after deducting dividends. The Company has granted restricted share awards with dividend rights that are considered to be participating securities. Accordingly, a portion of the Company’s earnings is allocated to those participating securities in the EPS calculation. Basic earnings per share is computed by dividing income available to common stockholders after the allocation of dividends and undistributed earnings to the participating securities by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, and is computed after giving consideration to the weighted average dilutive effect of the Company’s stock options and after the allocation of earnings to the participating securities. Antidilutive options are disregarded in the EPS calculations.

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted EPS for the three and six months ended March 31, 2017 and 2016 is presented below.

Three Months Ended March 31,	2017	2016 (1)
(Dollars in Thousands, Except Share and Per Share Data)
Basic income per common share:
Net income attributable to Meta Financial Group, Inc.	$32,142	$14,283
Less income allocated to dividends for common stock and nonvested restricted stock	1,214	1,105
Net income allocated to common shareholders for basic EPS	30,928	13,178
Weighted average common shares outstanding	9,345,277	8,496,357
Basic income per common share	3.44	1.68

Diluted income per common share:
Net income attributable to Meta Financial Group, Inc.	$32,142	$14,283
Less income allocated to dividends for common stock and nonvested restricted stock	1,214	1,105
Net income allocated to common stock for diluted EPS	30,928	13,178
Weighted average common shares outstanding	9,345,277	8,496,357
Outstanding options - based upon the two-class method	54,674	61,176
Weighted average diluted common shares outstanding	9,399,951	8,557,533
Diluted income per common share	3.42	1.67

Six Months Ended March 31,	2017	2016 (1)
(Dollars in Thousands, Except Share and Per Share Data)
Basic income per common share:
Net income attributable to Meta Financial Group, Inc.	$33,386	$18,341
Less income allocated to dividends for common stock and nonvested restricted stock	1,187	1,088
Net income allocated to common shareholders for basic EPS	32,199	17,253
Average common shares outstanding	9,138,692	8,369,523
Basic income per common share	3.65	2.19

Diluted income per common share:
Net income attributable to Meta Financial Group, Inc.	$33,386	$18,341
Less income allocated to dividends for common stock and nonvested restricted stock	1,187	1,088
Net income allocated to common stock for diluted EPS	32,199	17,253
Average common shares outstanding	9,138,692	8,369,523
Outstanding options - based upon the two-class method	53,790	63,551
Average diluted common shares outstanding	9,192,482	8,433,074
Diluted income per common share	3.63	2.17
(1) See Note 1 Basis of Presentation for additional information describing adjustments made to the Company's EPS calculation. March 2016 QTD basic EPS of $1.69 was corrected to $1.68 and diluted EPS of $1.68 was corrected to $1.67. March 2016 YTD basic EPS of $2.20 was corrected to $2.19 and diluted EPS of $2.18 was corrected to $2.17.

NOTE 6.    SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale and held to maturity securities at March 31, 2017 and September 30, 2016 are presented below.

Available For Sale		GROSS	GROSS
At March 31, 2017	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Small business administration securities	130,175	1,173	—	131,348
Non-bank qualified obligations of states and political subdivisions	927,959	7,914	(3,863)	932,010
Asset-backed securities	118,011	1,516	—	119,527
Mortgage-backed securities	651,784	—	(8,951)	642,833
Total debt securities	1,827,929	10,603	(12,814)	1,825,718
Common equities and mutual funds	1,127	439	(11)	1,555
Total available for sale securities	$1,829,056	$11,042	$(12,825)	$1,827,273

At September 30, 2016	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Trust preferred securities	$14,935	$—	$(1,957)	$12,978
Small business administration securities	78,431	2,288	—	80,719
Non-bank qualified obligations of states and political subdivisions	668,628	30,141	(97)	698,672
Asset-backed securities	117,487	73	(745)	116,815
Mortgage-backed securities	555,036	4,382	(478)	558,940
Total debt securities	1,434,517	36,884	(3,277)	1,468,124
Common equities and mutual funds	755	373	(3)	1,125
Total available for sale securities	$1,435,272	$37,257	$(3,280)	$1,469,249

Held to Maturity		GROSS	GROSS
At March 31, 2017	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$20,177	$71	$(143)	$20,105
Non-bank qualified obligations of states and political subdivisions	454,129	2,397	(3,188)	453,338
Mortgage-backed securities	122,497	—	(1,517)	120,980
Total held to maturity securities	$596,803	$2,468	$(4,848)	$594,423

At September 30, 2016	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$20,626	$355	$(44)	$20,937
Non-bank qualified obligations of states and political subdivisions	465,469	11,744	(11)	477,202
Mortgage-backed securities	133,758	708	(31)	134,435
Total held to maturity securities	$619,853	$12,807	$(86)	$632,574

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

GAAP requires that, at acquisition, an enterprise classify debt securities into one of three categories: Available for sale (“AFS”), Held to Maturity (“HTM”) or trading. AFS securities are carried at fair value on the consolidated statements of financial condition, and unrealized holding gains and losses are excluded from earnings and recognized as a separate component of equity in accumulated other comprehensive income (“AOCI”). HTM debt securities are measured at amortized cost. Both AFS and HTM are subject to review for other-than-temporary impairment. The Company did not have any trading securities at March 31, 2017 or September 30, 2016.

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017 and September 30, 2016, were as follows:

Available For Sale	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At March 31, 2017	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Non-bank qualified obligations of states and political subdivisions	239,208	(3,722)	2,594	(141)	241,802	(3,863)
Mortgage-backed securities	609,681	(8,065)	33,152	(886)	642,833	(8,951)
Total debt securities	848,889	(11,787)	35,746	(1,027)	884,635	(12,814)
Common equities and mutual funds	—	—	373	(11)	373	(11)
Total available for sale securities	$848,889	$(11,787)	$36,119	$(1,038)	$885,008	$(12,825)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2016	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred securities	$—	$—	$12,978	$(1,957)	$12,978	$(1,957)
Non-bank qualified obligations of states and political subdivisions	8,481	(58)	2,688	(39)	11,169	(97)
Asset-backed securities	89,403	(745)	—	—	89,403	(745)
Mortgage-backed securities	54,065	(230)	36,979	(248)	91,044	(478)
Total debt securities	151,949	(1,033)	52,645	(2,244)	204,594	(3,277)
Common equities and mutual funds	—	—	125	(3)	125	(3)
Total available for sale securities	$151,949	$(1,033)	$52,770	$(2,247)	$204,719	$(3,280)

Held To Maturity	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At March 31, 2017	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$12,902	$(123)	$1,329	$(20)	$14,231	$(143)
Non-bank qualified obligations of states and political subdivisions	283,033	(3,188)	—	—	283,033	(3,188)
Mortgage-backed securities	120,980	(1,517)	—	—	120,980	(1,517)
Total held to maturity securities	$416,915	$(4,828)	$1,329	$(20)	$418,244	$(4,848)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2016	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$2,909	$(13)	$2,256	$(31)	$5,165	$(44)
Non-bank qualified obligations of states and political subdivisions	1,294	(11)	—	—	1,294	(11)
Mortgage-backed securities	20,061	(31)	—	—	20,061	(31)
Total held to maturity securities	$24,264	$(55)	$2,256	$(31)	$26,520	$(86)

At March 31, 2017, the investment portfolio included securities with current unrealized losses which have existed for longer than one year.  All of these securities are considered to be acceptable credit risks.  Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, and the Company does not intend to sell these securities (has not made a decision to sell) and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may occur at maturity, no other-than-temporary impairment was recorded at March 31, 2017.

The amortized cost and fair value of debt securities by contractual maturity as of the dates set forth below are shown below.  Certain securities have call features which allow the issuer to call the security prior to maturity.  Expected maturities may differ from contractual maturities in mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.  The expected maturities of certain housing related municipal securities, Small Business Administration and asset-backed securities may differ from contractual maturities because the borrowers may have the right to prepay the obligation. However, certain prepayment penalties may apply.

Available For Sale	AMORTIZED COST	FAIR VALUE

At March 31, 2017	(Dollars in Thousands)

Due in one year or less	$—	$—
Due after one year through five years	18,662	19,134
Due after five years through ten years	444,661	450,446
Due after ten years	712,822	713,305
	1,176,145	1,182,885
Mortgage-backed securities	651,784	642,833
Common equities and mutual funds	1,127	1,555
Total available for sale securities	$1,829,056	$1,827,273

	AMORTIZED COST	FAIR VALUE
At September 30, 2016	(Dollars in Thousands)

Due in one year or less	$—	$—
Due after one year through five years	17,370	17,897
Due after five years through ten years	426,034	446,771
Due after ten years	436,077	444,516
	879,481	909,184
Mortgage-backed securities	555,036	558,940
Common equities and mutual funds	755	1,125
Total available for sale securities	$1,435,272	$1,469,249

Held To Maturity	AMORTIZED COST	FAIR VALUE

At March 31, 2017	(Dollars in Thousands)

Due in one year or less	$341	$340
Due after one year through five years	17,723	17,814
Due after five years through ten years	152,790	153,428
Due after ten years	303,452	301,861
	474,306	473,443
Mortgage-backed securities	122,497	120,980
Total held to maturity securities	$596,803	$594,423

	AMORTIZED COST	FAIR VALUE
At September 30, 2016	(Dollars in Thousands)
Due in one year or less	$472	$471
Due after one year through five years	12,502	12,696
Due after five years through ten years	157,944	163,806
Due after ten years	315,177	321,166
	486,095	498,139
Mortgage-backed securities	133,758	134,435
Total held to maturity securities	$619,853	$632,574

NOTE 7.    COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements.

At March 31, 2017 and September 30, 2016, unfunded loan commitments approximated $236.3 million and $182.9 million, respectively, excluding undisbursed portions of loans in process. Commitments, which are disbursed subject to certain limitations, extend over various periods of time.  Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract.

The Company had no commitments to purchase securities at March 31, 2017 or September 30, 2016.

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

NOTE 8.    STOCK COMPENSATION

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

The following tables show the activity of options and nonvested (restricted) shares granted, exercised, or forfeited under the Company’s 2002 Omnibus Incentive Plan for the six months ended March 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Share and Per Share Data)
Options outstanding, September 30, 2016	125,560	$25.73	2.68	$4,379
Granted	—	—
Exercised	(26,352)	32.63		1,682
Forfeited or expired	(16,252)	24.61		1,272
Options outstanding, March 31, 2017	82,956	$23.76	2.58	$5,371

Options exercisable, March 31, 2017	82,956	$23.76	2.58	$5,371

	Number of Shares	Weighted Average Fair Value at Grant
(Dollars in Thousands, Except Share and Per Share Data)
Nonvested shares outstanding, September 30, 2016	20,656	$41.37
Granted	306,603	87.91
Vested	(20,629)	72.34
Forfeited or expired	(442)	56.25
Nonvested shares outstanding, March 31, 2017	306,188	$85.86

During the first and second quarters of fiscal 2017, stock awards were granted to the Company's three highest paid executive officers in connection with their signing of employment agreements with the Company. These stock awards vest over eight years.

At March 31, 2017, stock-based compensation expense not yet recognized in income totaled $21.4 million, which is expected to be recognized over a weighted average remaining period of 4.05 years.

NOTE 9.    SEGMENT INFORMATION

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met.

The following tables present segment data for the Company for the three and six months ended March 31, 2017 and 2016, respectively.

	Payments	Banking	Corporate Services/Other	Total
Three Months Ended March 31, 2017
Interest income	$3,312	$12,807	$11,599	$27,718
Interest expense	503	672	2,577	3,752
Net interest income	2,809	12,135	9,022	23,966
Provision for loan losses	7,883	766	—	8,649
Non-interest income	90,462	1,387	321	92,170
Non-interest expense	41,452	5,958	19,536	66,946
Income (loss) before income tax expense (benefit)	43,936	6,798	(10,193)	40,541

Total assets	74,194	1,145,054	2,766,348	3,985,596
Total deposits	2,606,674	228,805	36,752	2,872,231

	Payments	Banking	Corporate Services/Other	Total
Six Months Ended March 31, 2017
Interest income	$6,224	$23,562	$20,507	$50,293
Interest expense	503	1,215	4,776	6,494
Net interest income	5,721	22,347	15,731	43,799
Provision for loan losses	8,214	1,278	—	9,492
Non-interest income	109,487	2,458	(426)	111,519
Non-interest expense	62,324	11,514	29,861	103,699
Income (loss) before income tax expense (benefit)	44,670	12,013	(14,556)	42,127

Total assets	74,194	1,145,054	2,766,348	3,985,596
Total deposits	2,606,674	228,805	36,752	2,872,231

	Payments	Banking	Corporate Services/Other	Total
Three Months Ended March 31, 2016
Interest income	$2,633	$8,949	$9,047	$20,629
Interest expense	54	316	321	691
Net interest income	2,579	8,633	8,726	19,938
Provision for loan losses	953	220	—	1,173
Non-interest income	39,591	899	411	40,901
Non-interest expense	25,720	5,218	10,852	41,790
Income (loss) before income tax expense (benefit)	15,497	4,094	(1,715)	17,876

Total assets	53,020	781,380	2,237,342	3,071,742
Total deposits	2,014,548	206,213	—	2,220,761

	Payments	Banking	Corporate Services/Other	Total
Six Months Ended March 31, 2016
Interest income	$4,597	$17,800	$16,507	$38,904
Interest expense	94	569	748	1,411
Net interest income	4,503	17,231	15,759	37,493
Provision for loan losses	1,033	926	—	1,959
Non-interest income	54,943	1,955	837	57,735
Non-interest expense	41,737	10,646	19,415	71,798
Income (loss) before income tax expense (benefit)	16,676	7,614	(2,819)	21,471

Total assets	53,020	781,380	2,237,342	3,071,742
Total deposits	2,014,548	206,213	—	2,220,761

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

ASU No. 2016-04, Extinguishment of liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products

This ASU requires organizations to derecognize the deposit liabilities for unredeemed prepaid stored-value products (i.e. – breakage) consistent with breakage guidance in Topic 606, Revenue from Contracts with Customers. This ASU is effective for annual reporting periods beginning after December 15, 2017, and the Company expects the impact to the consolidated financial statements to be minimal.

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

ASU No. 2014-09, Revenue Recognition – Revenue from Contracts with Customers (Topic 606)

This ASU provides guidance on when to recognize revenue from contracts with customers.  The objective of this ASU is to eliminate diversity in practice related to this topic and to provide guidance that would streamline and enhance revenue recognition requirements.  The ASU defines five steps to recognize revenue, including identify the contract with a customer, identify the performance obligations in the contract, determine a transaction price, allocate the transaction price to the performance obligations and then recognize the revenue when or as the entity satisfies a performance obligation.  This update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and the Company is currently assessing its different prepaid card programs and income streams to ascertain how breakage will be recognized under the standard.

ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes

This ASU requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. This update is effective for annual and interim periods in fiscal years beginning after December 15, 2016, and does not have an impact on the consolidated financial statements .

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

Securities Available for Sale and Held to Maturity.  Securities available for sale are recorded at fair value on a recurring basis and securities held to maturity are carried at amortized cost.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  For both Level 1 and Level 2 securities, management uses various methods and techniques to corroborate prices obtained from the pricing service, including but not limited to reference to dealer or other market quotes, and by reviewing valuations of comparable instruments.  The Company’s Level 1 securities include equity securities and mutual funds.  Level 2 securities include U.S. Government agency and instrumentality securities, U.S. Government agency and instrumentality mortgage-backed securities, municipal bonds, corporate debt securities and trust preferred securities.  The Company had no Level 3 securities at March 31, 2017 or September 30, 2016.

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

The following table summarizes the fair values of securities available for sale and held to maturity at March 31, 2017 and September 30, 2016.  Securities available for sale are measured at fair value on a recurring basis, while securities held to maturity are carried at amortized cost in the consolidated statements of financial condition.

	Fair Value At March 31, 2017
	Available For Sale				Held to Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Small business administration securities	131,348	—	131,348	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	20,105	—	20,105	—
Non-bank qualified obligations of states and political subdivisions	932,010	—	932,010	—	453,338	—	453,338	—
Asset-backed securities	119,527	—	119,527	—	—	—	—	—
Mortgage-backed securities	642,833	—	642,833	—	120,980	—	120,980	—
Total debt securities	1,825,718	—	1,825,718	—	594,423	—	594,423	—
Common equities and mutual funds	1,555	1,555	—	—	—	—	—	—
Total securities	$1,827,273	$1,555	$1,825,718	$—	$594,423	$—	$594,423	$—

	Fair Value At September 30, 2016
	Available For Sale				Held to Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred securities	$12,978	$—	$12,978	$—	$—	$—	$—	$—
Small business administration securities	80,719	—	80,719	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	20,937	—	20,937	—
Non-bank qualified obligations of states and political subdivisions	698,672	—	698,672	—	477,202	—	477,202	—
Asset-backed securities	116,815	—	116,815	—	—	—	—	—
Mortgage-backed securities	558,940	—	558,940	—	134,435	—	134,435	—
Total debt securities	1,468,124	—	1,468,124	—	632,574	—	632,574	—
Common equities and mutual funds	1,125	1,125	—	—	—	—	—	—
Total securities	$1,469,249	$1,125	$1,468,124	$—	$632,574	$—	$632,574	$—

Contingent Consideration. The fair value of the cash contingent consideration liability in the SCS acquisition was estimated using an option based income valuation method with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in the FASB's ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included the Company's probability assessments of expected future cash flows related to its acquisition of SCS during the earn-out period.

	March 31, 2017				September 30, 2016
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent Consideration	$—	$—	$17,252	$17,252	$—	$—	$—	$—
Total liabilities	$—	$—	$17,252	$17,252	$—	$—	$—	$—

Loans.  The Company does not record loans at fair value on a recurring basis.  However, if a loan is considered impaired, an allowance for loan losses is established.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, Receivables.

The following table summarizes the assets of the Company that were measured at fair value in the consolidated statements of financial condition on a non-recurring basis as of March 31, 2017 and September 30, 2016.

	Fair Value At March 31, 2017
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
1-4 family residential mortgage loans	$67	$—	$—	$67
Commercial operating loans	$248	$—	$—	$248
Total Impaired Loans	$315	$—	$—	$315
Foreclosed Assets, net	$—	$—	$—	$—
Total	$315	$—	$—	$315

	Fair Value At September 30, 2016
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
1-4 family residential mortgage loans	$68	$—	$—	$68
Total Impaired Loans	68	—	—	68
Foreclosed Assets, net	76			76
Total	$144	$—	$—	$144

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at March 31, 2017	Fair Value at September 30, 2016	Valuation Technique	Unobservable Input	Range of Inputs
Impaired Loans, net	$315	68	Market approach	Appraised values (1)	4.00 - 10.00%
Foreclosed Assets, net	$—	76	Market approach	Appraised values (1)	4.00 - 10.00%
Contingent Consideration	$17,252	—	Option based income	Discount rate	7.20%
				Risk-free rate	1.02%
				Company specific discount rate	1.76%

(1)	The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimating selling costs in a range of 4% to 10%.

The following table discloses the Company’s estimated fair value amounts of its financial instruments as of the dates set forth below.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of March 31, 2017 and September 30, 2016, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at March 31, 2017 and September 30, 2016.

	March 31, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$67,293	$67,293	$67,293	$—	$—

Securities available for sale	1,827,273	1,827,273	1,555	1,825,718	—
Securities held to maturity	596,803	594,423	—	594,423	—
Total securities	2,424,076	2,421,696	1,555	2,420,141	—

Loans receivable:
One to four family residential mortgage loans	178,310	176,879	—	—	176,879
Commercial and multi-family real estate loans	473,058	464,071	—	—	464,071
Agricultural real estate loans	62,422	58,829	—	—	58,829
Consumer loans	182,156	181,687	—	—	181,687
Commercial operating loans	33,894	34,004	—	—	34,004
Agricultural operating loans	35,493	35,394	—	—	35,394
Premium finance loans	187,049	190,327	—	—	190,327
Total loans receivable	1,152,382	1,141,191	—	—	1,141,191

Federal Home Loan Bank stock	25,043	25,043	—	25,043	—
Accrued interest receivable	20,902	20,902	20,902	—	—

Financial liabilities
Noninterest bearing demand deposits	2,637,167	2,637,167	2,637,167	—	—
Interest bearing demand deposits, savings, and money markets	151,971	151,971	151,971	—	—
Certificates of deposit	61,170	60,689	—	60,689	—
Wholesale non-maturing deposits	21,923	21,923	21,923	—	—
Total deposits	2,872,231	2,871,750	2,811,061	60,689	—

Advances from Federal Home Loan Bank	7,000	7,891	—	7,891	—
Federal funds purchased	493,000	493,000	493,000	—	—
Securities sold under agreements to repurchase	1,848	1,848	—	1,848	—
Capital lease	1,980	1,980	—	1,980	—
Trust preferred securities	10,310	10,446	—	10,446	—
Subordinated debentures	73,278	75,375	—	75,375	—
Accrued interest payable	722	722	722	—	—

	September 30, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$773,830	$773,830	$773,830	$—	$—

Securities available for sale	1,469,249	1,469,249	1,125	1,468,124	—
Securities held to maturity	619,853	632,574	—	632,574	—
Total securities	2,089,102	2,101,823	1,125	2,100,698	—

Loans receivable:
One to four family residential mortgage loans	162,298	163,886	—	—	163,886
Commercial and multi-family real estate loans	422,932	422,307	—	—	422,307
Agricultural real estate loans	63,612	63,868	—	—	63,868
Consumer loans	37,094	36,738	—	—	36,738
Commercial operating loans	31,271	31,108	—	—	31,108
Agricultural operating loans	37,083	36,897	—	—	36,897
Premium finance loans	171,604	172,000	—	—	172,000
Total loans receivable	925,894	926,803	—	—	926,803

Federal Home Loan Bank stock	47,512	47,512	—	47,512	—
Accrued interest receivable	17,199	17,199	17,199	—	—

Financial liabilities
Noninterest bearing demand deposits	2,167,522	2,167,522	2,167,522	—	—
Interest bearing demand deposits, savings, and money markets	136,568	136,568	136,568	—	—
Certificates of deposit	125,992	125,772	—	125,772	—
Total deposits	2,430,082	2,429,862	2,304,090	125,772	—

Advances from Federal Home Loan Bank	107,000	108,168	—	108,168	—
Federal funds purchased	992,000	992,000	992,000	—	—
Securities sold under agreements to repurchase	3,039	3,039	—	3,039	—
Capital lease	2,018	2,018	—	2,018	—
Trust preferred securities	10,310	10,437	—	10,437	—
Subordinated debentures	73,211	77,250	—	77,250	—
Accrued interest payable	875	875	875	—	—

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at March 31, 2017 and September 30, 2016.

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

LOANS RECEIVABLE, NET
The fair value of loans is estimated using a historical or replacement cost basis concept (i.e., an entrance price concept).  The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers and for similar remaining maturities.  When using the discounting method to determine fair value, homogeneous loans with similar terms and conditions were grouped together and discounted at a target rate at which similar loans would be made to borrowers at March 31, 2017 or September 30, 2016.  In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value as a result of the discounted cash flow which approximates the fair value adjustment for the credit quality component.

FEDERAL HOME LOAN BANK (“FHLB”) STOCK
The fair value of FHLB stock is assumed to approximate book value since the Company is only able to redeem this stock at par value.

ACCRUED INTEREST RECEIVABLE
The carrying amount of accrued interest receivable is assumed to approximate the fair value.

DEPOSITS
The carrying values of non-interest bearing checking deposits, interest bearing checking deposits, savings, money markets, and wholesale non-maturing deposits are assumed to approximate fair value, since such deposits are immediately withdrawable without penalty.  The fair value of time certificates of deposit and wholesale certificates of deposit were estimated by discounting expected future cash flows by the current rates offered on certificates of deposit with similar remaining maturities.

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

NOTE 12.    GOODWILL AND INTANGIBLE ASSETS

The Company held a total of $98.7 million of goodwill as of March 31, 2017. The recorded goodwill was due to two separate business combinations during fiscal 2015 and two separate business combinations during the first quarter of fiscal 2017: $11.6 million of goodwill in connection with the purchase of substantially all of the commercial loan portfolio and related assets of AFS/IBEX on December 2, 2014; $25.4 million of goodwill in connection with the purchase of substantially all of the assets and liabilities of Refund Advantage on September 8, 2015; $30.4 million of goodwill in connection with the purchase of substantially all of the assets of EPS on November 1, 2016; and $31.4 million of goodwill in connection with the purchase of substantially all of the assets and specified liabilities of SCS on December 14, 2016. The goodwill associated with these transactions is deductible for tax purposes.

The changes in the carrying amount of the Company’s goodwill and intangible assets for the six months ended March 31, 2017 and 2016 were as follows:

	2017	2016
	(Dollars in Thousands)
Goodwill
Balance as of September 30,	$36,928	$36,928
Acquisitions during the period	61,795	—
Write-offs during the period	—	—
Balance as of March 31,	$98,723	$36,928

	Trademark(1)	Non-Compete(2)	Customer Relationships(3)	All Others(4)	Total
Intangibles
Balance as of September 30, 2016	$5,149	$127	$20,590	$3,055	$28,921
Acquisitions during the period	5,500	2,180	31,770	6,869	46,319
Amortization during the period	(282)	(228)	(7,735)	(362)	(8,607)
Write-offs during the period	—	—	—	—	—
Balance as of March 31, 2017	$10,367	$2,079	$44,625	$9,562	$66,633

Gross carrying amount	$10,990	$2,480	$57,810	$10,426	$81,706
Accumulated amortization	$(623)	$(401)	$(13,185)	$(864)	$(15,073)
Balance as of March 31, 2017	$10,367	$2,079	$44,625	$9,562	$66,633
(1) Book amortization period of 5-15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 3-5 years. Amortized using the straight line method.
(3) Book amortization period of 10-30 years. Amortized using the accelerated method.
(4) Book amortization period of 3-20 years. Amortized using the straight line method.

	Trademark(1)	Non-Compete(2)	Customer Relationships(3)	All Others(4)	Total
Intangibles
Balance as of September 30, 2015	$5,439	$227	$24,811	$3,100	$33,577
Acquisitions during the period	—	—	—	123	123
Amortization during the period	(144)	(50)	(2,127)	(107)	(2,428)
Write-offs during the period	—	—	—	—	—
Balance as of March 31, 2016	$5,295	$177	$22,684	$3,116	$31,272

Gross carrying amount	$5,490	$300	$26,040	$3,508	$35,338
Accumulated amortization	$(195)	$(123)	$(3,356)	$(392)	$(4,066)
Balance as of March 31, 2016	$5,295	$177	$22,684	$3,116	$31,272
(1) Book amortization period of 15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 3 years. Amortized using the straight line method.
(3) Book amortization period of 10-30 years. Amortized using the accelerated method.
(4) Book amortization period of 3-20 years. Amortized using the straight line method.

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in the remaining period of 2017 and subsequent fiscal years is as follows:

(Dollars in Thousands)
Remaining in 2017	$3,740
2018	11,852
2019	9,070
2020	7,289
2021	6,336
2022	5,029
Thereafter	23,317
Total anticipated intangible amortization	$66,633

The Company tests intangible assets for impairment at least annually or more often if conditions indicate a possible impairment.  There were no impairments to intangible assets during the three or six months ended March 31, 2017 or 2016.  The annual goodwill impairment test for fiscal 2017 will be conducted at September 30, 2017.
NOTE 13.    REGULATORY MATTERS AND SETTLEMENT OF OTS ENFORCEMENT ACTIONS

On January 5, 2015, the Federal Deposit Insurance Corporation (“FDIC”) published industry guidance in the form of Frequently Asked Questions (“FAQs”) with respect to the categorization of deposit liabilities as “brokered” deposits. On November 13, 2015, the FDIC issued for comment updated and annotated FAQs, and on June 30, 2016, the FDIC finalized the FAQs. The Company believes that the final FAQs do not materially impact the processes that it uses to identify, accept and report brokered deposits. On April 26, 2016, the FDIC issued a final rule to amend how small banks (less than $10 billion in assets that have been FDIC insured for at least five years) are assessed for deposit insurance (the "Final Rule"). The Final Rule imposes higher assessments for banks that the FDIC believes present higher risk profiles. The Final Rule became effective with the Bank's December 2016 assessment invoice, which the Company received in March 2017.

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

NOTE 14.    SUBSEQUENT EVENTS

In April 2017, the Company formed a new entity, Meta Capital, LLC, that is a wholly owned subsidiary of MetaBank. Meta Capital was formed for the purpose of investing in financial technology companies that align with the Company’s strategic initiatives.

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

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” or the negative of those terms, or other words of similar meaning or similar expressions. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements are based on information currently available to us and assumptions about future events, and include statements with respect to the Company’s beliefs, expectations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such risks, uncertainties and other factors may cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Such statements address, among others, the following subjects: future operating results; customer retention; loan and other product demand; important components of the Company's statements of financial condition and operations; growth and expansion; new products and services, such as those offered by the Bank or Meta Payment Systems® (“MPS”), a division of the Bank; credit quality and adequacy of reserves; technology; and the Company's employees. The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: the risk that loan production levels and other anticipated benefits related to the recent agreements signed with H&R Block and Jackson Hewitt may not be as much as anticipated, and that the Company may incur unanticipated or unknown risks, losses or liabilities in connection with such transactions; maintaining our executive management team; the strength of the United States' economy, in general, and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), as well as efforts of the United States Treasury in conjunction with bank regulatory agencies to stimulate the economy and protect the financial system; inflation, interest rate, market, and monetary fluctuations; the timely development of, and acceptance of new products and services offered by the Company, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third parties; any actions which may be initiated by our regulators in the future; the impact of changes in financial services laws and regulations, including, but not limited to, laws and regulations relating to the tax refund industry and the insurance premium finance industry, our relationship with our primary regulators, the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve, as well as the Federal Deposit Insurance Corporation (“FDIC”), which insures the Bank’s deposit accounts up to applicable limits; technological changes, including, but not limited to, the protection of electronic files or databases; acquisitions; litigation risk, in general, including, but not limited to, those risks involving the Bank's divisions; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by the Bank of its status as a well-capitalized institution, particularly in light of our growing deposit base, a portion of which has been characterized as “brokered”; changes in consumer spending and saving habits; and the success of the Company at maintaining its high quality asset level and managing and collecting assets of borrowers in default should problem assets increase.

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

The following discussion focuses on the consolidated financial condition of the Company at March 31, 2017, compared to September 30, 2016, and the consolidated results of operations for the three and six months ended March 31, 2017 and 2016.  This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2016 and the related management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

OVERVIEW OF FINANCIAL PERFORMANCE

The Company recorded net income of $32.1 million, or $3.42 per diluted share, for the three months ended March 31, 2017, compared to net income of $14.3 million, or $1.67 per diluted share, for the three months ended March 31, 2016. The 2017 fiscal second quarter pre-tax results included $7.1 million in amortization of intangibles, which the Company anticipates will decrease by $5.2 million to $1.9 million for each of the third and fourth quarters of 2017, $2.3 million in non-cash stock-related compensation associated with employment agreements for three executive officers, $2.1 million in excess funding expenses related to the tax season, $0.8 million in expenses related to due diligence efforts, including legal expenses for a potential acquisition opportunity which the Company is no longer pursuing, $0.1 million of additional expenses related to the acquisitions closed in the first quarter of 2017 and $0.1 million in securities losses.

Tax product fee income increased $42.5 million, or 202%, for the 2017 fiscal second quarter when compared to the same quarter in 2016. The increase was mainly driven by growth in taxpayer advance fee income and refund transfer fee income from our multiple tax distribution channels and partnerships.

Card fee income increased $8.0 million, or 43%, for the 2017 fiscal second quarter when compared to the same quarter in 2016, continuing growth seen in the prior year. This increase was primarily driven by income generated by our tax season card programs, a wind down of one of our non-strategic partners, and a promotional campaign by one of our partners.

Net interest income was $24.0 million in the 2017 fiscal second quarter, an increase of $4.1 million, or 20%, compared to the second quarter of 2016. The increase was primarily driven by higher volumes in the loan portfolio, growth in specialty finance loans and yields attained, which includes a full quarter of the student loan portfolio purchased in December 2016, and higher volume and yields attained from investments, primarily in high credit quality, tax-exempt municipal bonds and floating rate asset backed securities. Additionally, the overall increase was driven by a better mix and higher percentage of loans and higher yielding investments primarily in high credit quality tax-exempt municipal bonds.

The Company's fiscal 2017 second quarter average assets grew to $4.41 billion, compared to $3.08 billion in the 2016 second quarter, an increase of 43%.

Total loans receivable, net of allowance for loan losses, increased $359.1 million, or 46%, at March 31, 2017, compared to March 31, 2016. This increase was primarily related to growth in consumer loans of $146.2 million, of which $131.1 million was attributable to the student loan portfolio purchased in December 2016 and $11.1 million of the growth was due to refund advances. Growth in commercial real estate loans of $118.3 million, or 33%, and premium finance loans of $65.5 million, or 54%, also contributed to the increase in loans compared to March 31, 2016. Retail bank loans at March 31, 2017 were up $154.9 million, or 24%, compared to March 31, 2016. Excluding the purchased student loan portfolio and refund advance loans, total loans receivable, net of allowance for loan losses, at March 31, 2017 were up $223.9 million, or 29%, compared to March 31, 2016.

Non-performing assets (“NPAs”) were 0.12% of total assets at March 31, 2017, compared to 0.15% at March 31, 2016.

FINANCIAL CONDITION

At March 31, 2017, the Company’s assets decreased by $20.8 million, or 1%, to $3.99 billion compared to $4.01 billion at September 30, 2016. The decrease in assets was due to a significant reduction in total cash and cash equivalents that was offset by increases in investments, loans receivable, and goodwill and intangible assets associated with the acquisitions in the first quarter of fiscal 2017.

Total cash and cash equivalents were $67.3 million at March 31, 2017, a decrease of $706.5 million, or 91%, from $773.8 million at September 30, 2016.  The decrease was primarily the result of the Company’s decreased balances maintained in other banking institutions. The Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the Federal Reserve Bank. At March 31, 2017, the Company had $493.0 million in federal funds purchased compared to $992.0 million in federal funds purchased at September 30, 2016.

The total of mortgage-backed securities (“MBS”) and investment securities increased $335.0 million, or 16.0%, to $2.42 billion at March 31, 2017, compared to $2.09 billion at September 30, 2016, as purchases exceeded maturities, sales, and principal pay downs.  The Company’s portfolio of investment securities and MBS securities consists primarily of U.S. Government agency and instrumentality MBS, which have relatively short expected lives, U.S. Government related asset backed securities, U.S. Government agency or instrumentality collateralized housing related municipal securities, and high quality non-bank qualified obligations of states and political subdivisions (“NBQ”), which mature in approximately 15 years or less.  Of the total MBS, $642.8 million were classified as available for sale, and $122.5 million were classified as held to maturity.  Of the total investment securities, $1.18 billion were classified as available for sale and $474.3 million were classified as held to maturity. During the six month period ended March 31, 2017, the Company purchased $208.6 million of MBS securities and $370.3 million of investment securities available for sale, with the available for sale investment security purchases consisting primarily of Ginnie Mae (“GNMA”) convertible and collateralized municipal housing securities and other municipal housing securities fully collateralized by U.S. agency and instrumentality securities.

The Company’s portfolio of net loans receivable increased $217.1 million, or 23%, to $1.14 billion at March 31, 2017, from $919.5 million at September 30, 2016. This increase was primarily attributable to a $145.1 million increase in consumer loans primarily due to the student loan portfolio purchase, a $50.1 million, or 12%, increase in commercial real estate loans, a $16.0 million, or 10%, increase in residential mortgage loans, a $15.4 million, or 9%, increase in premium finance loans, and a $2.6 million, or 8%, increase in commercial operating loans, offset in part by a $2.8 million, or 3%, decrease in total agricultural loans, during this period. Retail bank loans increased $64.7 million, or 9%, during this period. Excluding the student loan portfolio and refund advances, total loans receivable, net of allowance for loan losses, increased $81.0 million, or 9%, from September 30, 2016 to March 31, 2017. Of the $473.1 million in commercial and multi-family real estate loans at March 31, 2017, $69.1 million were considered high-volatility commercial real estate (“HVCRE”) loans.  While such HVCRE loans are risk-weighted at 150% rather than 100%, as is customary for non-HVCRE commercial loans, the increase to the Company’s risk-weighted assets has been inconsequential in terms of the Company’s capital ratios.

Total deposits increased $442.1 million, or 18%, at March 31, 2017, to $2.87 billion from $2.43 billion at September 30, 2016, primarily related to an increase of $469.6 million in non-interest bearing deposits and a $21.9 million increase in wholesale deposits. The increase in total deposits was partially offset by a decrease of $64.8 million in certificates of deposits, the majority of which were public funds and were utilized as part of the funding strategy for the 2017 tax season. Deposits attributable to the Payments segment increased by $475.6 million, or 22%, to $2.61 billion at March 31, 2017, compared to $2.13 billion at September 30, 2016.  The average balance of total deposits and interest-bearing liabilities was $3.48 billion for the six month period ended March 31, 2017, compared to $2.56 billion for the same period in the prior year.  The average balance of non-interest bearing deposits for the six month period ended March 31, 2017 increased by $288.3 million, or 14% to $2.28 billion at March 31, 2017, compared to $1.99 billion for the same period in the prior year.

Total borrowings decreased $600.2 million, or 51%, from $1.19 billion at September 30, 2016 to $587.4 million at March 31, 2017, primarily due to the decrease of federal funds purchased. At September 30, 2016, the Company's cash balances were much higher than normal due to the temporary repositioning of the balance sheet as part of its preparations for the tax season. The Company also added temporary wholesale deposits throughout the first and second quarters of fiscal 2017 which, as expected, have nearly all diminished from the balance sheet as of March 31, 2017. The Company’s overnight federal funds purchased fluctuates on a daily basis due to the nature of a portion of its non-interest bearing deposit base, primarily related to payroll processing timing with a higher volume of overnight federal funds purchased on Monday through Wednesday, which are typically paid down on Thursday and Friday.  Secondarily, a portion of certain programs are prefunded, typically in the final week of the month and the corresponding deposits are received typically on the first day of the following month causing a temporary increased need for overnight borrowings. Accordingly, our level of borrowings may fluctuate significantly on any particular quarter end date.

At March 31, 2017, the Company’s stockholders’ equity totaled $411.7 million, an increase of $76.7 million, from $335.0 million at September 30, 2016.  The increase was attributable to net earnings and an increase in additional paid-in capital due to the Company's fiscal first quarter acquisitions, offset by dividends paid. At March 31, 2017, the Bank continued to exceed all regulatory requirements for classification as a well‑capitalized institution.  See “Liquidity and Capital Resources” for further information.

Non-performing Assets and Allowance for Loan Losses

Generally, for the majority of loan segments, when a loan becomes delinquent 90 days or more (210 days or more for premium finance loans), or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is reversed against current income. The loan will remain in non-accrual status until the loan becomes current and has demonstrated a sustained period of satisfactory performance, typically after six months.

Consumer tax advance loans, originated through the Company's tax divisions, are interest and fee free to the consumer. Due to the nature of consumer advance loans, it typically takes no more than three e-file cycles, the period of time between scheduled IRS payments, from when the return is accepted to collect. In the event of default, MetaBank has no recourse with the tax consumer. Generally, when the refund advance loan becomes delinquent for 90 days or more, or when collection of principal becomes doubtful, the Company will charge off the loan balance.

The Company believes that the level of allowance for loan losses at March 31, 2017 was appropriate and reflected probable losses related to these loans; however, there can be no assurance that all loans will be fully collectible or that the present level of the allowance will be adequate in the future. See “Allowance for Loan Losses” below.

The table below sets forth the amounts and categories of non-performing assets in the Company’s portfolio as of the dates set forth. Foreclosed assets include assets acquired in settlement of loans.

	Non-Performing Assets As Of
	March 31, 2017	September 30, 2016
Non-Performing Loans	(Dollars in Thousands)

Non-Accruing Loans:
1-4 Family Real Estate	$112	$83
Commercial and Multi-Family Real Estate	155	—
Agricultural Real Estate	3,461	—
Commercial Operating	147	—
Agricultural Operating	97	—
Total (1)	3,972	83

Accruing Loans Delinquent 90 Days or More
Commercial Operating	284	53
Premium Finance	723	965
Total	1,007	1,018

Total Non-Performing Loans	4,979	1,101

Other Assets	—	—

Foreclosed Assets:
1-4 Family Real Estate	—	76
Total	—	76

Total Other Assets	$—	$76

Total Non-Performing Assets	$4,979	$1,177
Total as a Percentage of Total Assets	0.12%	0.03%

(1)
During the three-month periods ended March 31, 2017 and September 30, 2016, the Company had no loans modified in a troubled debt restructurings ("TDRs"). In addition, the Company had $0.5 million of TDRs performing in accordance with their terms at each of the periods ended March 31, 2017 and September 30, 2016.

At March 31, 2017, non-performing loans totaled $5.0 million, representing 0.43% of total loans, compared to $1.1 million, or 0.12% of total loans at September 30, 2016. This increase in non-performing loans was primarily due to a downgrade of a large agricultural relationship.

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

On the basis of management’s review of its loans and other assets, at March 31, 2017, the Company had classified $48.7 million of its assets as substandard and $0.1 million as doubtful and did not classify any assets as loss. At September 30, 2016, the Company classified $9.0 million of its assets as substandard and did not classify any assets as doubtful or loss. The increase in assets classified as substandard was primarily due to a downgrade of a large agricultural relationship.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the appropriateness of its allowance for loan losses. While management believes that there are aspects of the current economic environment that may cause a drag on the market, it has continued to show signs of improvement in the Bank’s markets over the last several years. The Bank’s loss rates over the past seven years have been relatively low for all loan segments, although the Company did have a significant charge off of an agriculture relationship during fiscal year 2016.  Notwithstanding these signs of improvement, the Bank does not believe that these low loss conditions are likely to continue indefinitely.  Although the Bank’s four market areas have indirectly benefited from a relatively stable agricultural market, the market has become somewhat more stressed with lower commodity prices over the last couple of years and commodity prices remain lower than a few years ago.   Management expects that future losses in this portfolio could be higher than recent historical experience.  Management believes the low commodity prices and high land rents have the potential to negatively impact the economies of our agricultural markets.

At March 31, 2017, the Company had established an allowance for loan losses totaling $14.6 million, compared to $5.6 million at September 30, 2016. This increase related primarily to our taxpayer advance loans. During the three months ended March 31, 2017, the Company recorded a provision for loan losses of $8.6 million, partially offset by $0.5 million of net charge offs, compared to $0.4 million of net charge offs for the three months ended March 31, 2016. The provision expense was primarily driven by a $7.9 million reserve related to tax advance loans. In addition, the downgrade of a significant agriculture relationship during the quarter ended March 31, 2017 contributed to an increased provision. Downgrades in agricultural loans were related primarily to losses incurred due to lower commodity prices in recent years, notwithstanding record yields for many producers in our markets. Given underlying collateral values related to our agricultural loans, we believe we have minimal loss exposure in the portfolio at this time. Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at March 31, 2017 reflected an appropriate allowance against probable losses from the loan portfolio. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.

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

CRITICAL ACCOUNTING ESTIMATES

The Company’s financial statements are prepared in accordance with U.S. GAAP.  The financial information contained within these financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred.  Management has identified the policies described below as Critical Accounting Policies. These policies involve complex and subjective decisions and assessments. Some of these estimates may be uncertain at the time they are made, could change from period to period, and could have a material impact on the financial statements. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of its Annual Report on Form 10-K for the year ended September 30, 2016, and information contained herein.

Allowance for Loan Losses.  The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  Although management believes the levels of the allowance at both March 31, 2017 and September 30, 2016 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in losses in excess of the applicable allowance.

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

RESULTS OF OPERATIONS

General. The Company recorded net income of $32.1 million, or $3.42 per diluted share, for the three months ended March 31, 2017, compared to net income of $14.3 million, or $1.67 per diluted share, for the three months ended March 31, 2016. The 2017 fiscal second quarter pre-tax results included $7.1 million of amortization of intangible assets, which the Company anticipates to decrease by $5.2 million to $1.9 million for each of the third and fourth quarters of 2017, $2.1 million in excess funding expenses related to the 2017 tax season and $0.8 million in expenses related to due diligence efforts, including legal expenses for a potential acquisition opportunity which the Company is no longer pursuing. In addition, pre-tax results included $2.3 million in non-cash stock related compensation associated with stock awards granted in connection with the Company's three highest paid executives signing long-term employment agreements in the first and second quarters of fiscal 2017. Total revenue for the fiscal 2017 second quarter was $116.1 million, compared to $60.8 million for the same quarter in 2016, an increase of $55.3 million, or 91%, primarily due to growth in tax product fee income, card fee income, income from tax-exempt securities (included in other investment securities), and interest from loans.

The Company recorded net income of $33.4 million, or $3.63 per diluted share, for the six months ended March 31, 2017, compared to $18.3 million, or $2.17 per diluted share, for the same period in fiscal year 2016. The increase in net earnings for the six months ended March 31, 2017 was primarily due to increases of $53.8 million in non-interest income and $6.3 million in net interest income, offset by an increase of $31.9 million in non-interest expense. Total revenue for the six months ended March 31, 2017 was $155.3 million, compared to $95.2 million for the same period of the prior year, an increase of $60.1 million, or 63%, primarily from growth in tax product fee income and card fee income.

Seasonality.  In the industries for electronic payments processing and tax refund processing, companies commonly experience seasonal fluctuations in revenue. For example, in recent years, our results of operations for the first half of each fiscal year have been favorably affected by large numbers of taxpayers electing to receive their tax refunds via direct deposit on our pre-paid cards, which caused our operating revenues to be typically higher in the first half of those years than they were in the corresponding second half of those years. The 2017 fiscal second quarter results highlight the increased seasonality of the Company's revenue due to the addition of EPS, SCS and other tax-related programs. Our tax business is expected to continue to generate the vast majority of its revenues in the Company's fiscal second quarter, with some additional revenues in the third quarter, while most expenses are spread throughout the year with some elevated expenses in the December and March quarters. We expect our revenue to continue to be based on seasonal factors that affect the electronic payments processing and tax refund processing industries as a whole. We and our tax preparation partners rely on the Internal Revenue Service (the “IRS”), technology, and employees when processing and preparing tax refunds and tax-related products and services.

Net Interest Income.  Net interest income for the fiscal 2017 second quarter increased by $4.1 million, or 20%, to $24.0 million from $19.9 million for the same period in the prior fiscal year primarily due to increases of volume and overall yields in the specialty finance loan segment, which includes the premium finance and purchased student loan portfolio, as well as growth in investment security balances and yields attained particularly in tax exempt and asset backed securities. Additionally, the overall increase was driven by a better mix and higher percentage of loans and higher yielding investments primarily in high credit quality tax-exempt municipal bonds. Net interest income for the fiscal 2017 second quarter was up $4.1 million from the Company's fiscal 2017 first quarter, as anticipated, due to the student loan portfolio purchase as well as deferred securities purchases, which historically took place in the August to December months, but occurred in the Company's fiscal 2017 second quarter at significantly higher yields than were available in the August to November months. Also a tailwind from rate increases in the fiscal 2017 first quarter to the fiscal 2017 second quarter, created significantly higher realized yields, as expected, on the Company's MBS portfolio.

Net Interest Margin (“NIM”) decreased from 3.22% in the fiscal 2016 second quarter to 2.91% in the fiscal 2017 second quarter.  The Company estimates, when adjusting for certain seasonal tax program related items, a normalized NIM for the 2017 fiscal second quarter would have been between 3.29% - 3.32%. These adjustments include removing the impact of zero interest tax advances (13 - 14 basis points), normalizing cash balance (13 - 14 basis points), and making borrowing adjustments by removing wholesale deposit costs and replacing with FHLB overnight borrowing costs as well as removing borrowing expense if cash balances were available (12 - 13 basis points). Due to the timing of investment purchases and slowing prepayment speeds on the MBS portfolio, a normalized NIM for the month of March, was higher than the quarterly average. Excluding the subordinated debt issuance in 2016, NIM would have been 11 basis points higher for the 2017 second quarter, the impact of which is not reflected in the normalized NIM projection. The Company expects improved estimates surrounding the tax season refund advance product, which should mitigate excess cash balances in the future.

The overall reported tax equivalent yield (“TEY”) on average earning asset yields decreased by one basis point to 3.30% when comparing the fiscal 2017 second quarter to the 2016 second quarter, primarily due to the drag of the aforementioned higher cash balance in concert with the zero interest tax loans included in that earning assets. Adjusting for a lowered cash balance and removing the zero interest tax loans, the Company estimates the quarterly TEY earning asset yield would have been between 30 to 32 basis points higher for an estimated, normalized TEY between 3.59% - 3.61%.

The fiscal 2017 second quarter TEY on the securities portfolio increased by 25 basis points compared to the comparable prior year fiscal quarter primarily due to a shifting mix in the investment portfolio with new investments in overall higher yielding investment securities, primarily mortgage related, tax exempt municipal securities rather than traditional agency MBS. The TEY on the securities portfolio increased by 32 basis points from 2.92% to 3.24% comparing the 2017 fiscal second quarter to the 2017 fiscal first quarter as other investment securities increased in TEY yield by 23 basis points from 3.43% to 3.66% and MBS yields increased by 47 basis points from 1.91% to 2.38, as expected.

We believe that the Company's expanded portfolio of floating rate assets provides a runway for higher NIM levels should short term interest rates continue to rise. The Company also seeks to remain diligent and disciplined when evaluating loan pool deal flow to continue to optimize the deployment of our national, non-interest bearing deposit base. We anticipate that many of these loan pools could add immediate earnings accretion with acceptable risk parameters, as we believe to be the case with the recent student loan portfolio purchase.

While the subordinated debt issuance in 2016 increased the cost of funds at the Company level, MetaBank's cost of funds remained at levels much lower than the overall Company cost of funds, though somewhat higher than historical levels due to the current, seasonal tax season funding programs.

The Company’s average interest-earning assets for the fiscal 2017 second quarter increased by $1.10 billion, or 38%, to $3.96 billion, up from $2.86 billion during the same quarter last fiscal year, primarily from growth in loan portfolios, tax-exempt investments securities, and cash and fed funds sold of $527.6 million, $287.5 million, and $233.4 million, respectively.

The Company’s average total deposits and interest-bearing liabilities for the 2017 second fiscal quarter increased $1.18 billion, or 43%, to $3.92 billion from $2.74 billion for the same quarter of the prior fiscal year. A portion of the growth is directly related to the implementation of new funding programs to support the committed capacity of interest and fee free refund advance loans along with an increase in non-interest bearing deposits driven by the Company's MPS and tax deposits, as well as the Company's completion of the public offering of its subordinated debt in August 2016, which are due August 15, 2026. Average wholesale deposits increased $986.9 million for the three months ended March 31, 2017 compared to the same period of the prior year. Average quarterly deposits in the Payments segment increased in the fiscal 2017 second quarter by $252.6 million, or 11%, from the same period last year.  This increase resulted almost entirely from growth in core prepaid card programs and also growth in tax season deposits. Overall, rates on all deposits and interest-bearing liabilities increased by 29 basis points from 0.10% in the fiscal 2016 second quarter to 0.39% in the comparable 2017 period. The implementation of wholesale deposits during the first and second quarters of 2017 impacted this increase by 20 basis points and the subordinated debt issuance in 2016 also had an impact on this increase of 11 basis points. At March 31, 2017 and 2016, low-cost checking deposits represented 95% and 94% of total deposits, respectively.

For the six months ended March 31, 2017, net interest income was $43.8 million compared to $37.5 million for the same period in the prior year. This increase was primarily due to increases of volume and overall yields in the specialty finance loan segment, which includes the premium finance and purchased student loan portfolio, as well as growth in investment security balances and yields attained particularly in tax exempt and asset backed securities. The TEY of MBS and other investments was 3.09% for the six months ended March 31, 2017, compared to 2.95% for the same period of 2016.

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

Three Months Ended March 31,	2017			2016
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate
Interest-earning assets:
Specialty Finance Loans*	$326,495	$4,475	5.56%	$120,165	$1,623	5.43%
Tax Advance Loans	177,193	11	0.02%	10,266	—	—%
Retail Bank Loans	798,125	8,287	4.21%	643,766	6,925	4.36%
Mortgage-Backed Securities	764,742	4,480	2.38%	800,685	4,768	2.39%
Tax Exempt Investment Securities	1,349,034	8,325	3.85%	1,061,529	6,171	3.56%
Asset-Backed Securities	117,940	723	2.49%	55,952	285	2.05%
Other Investment Securities	125,792	824	2.66%	102,310	642	2.52%
Cash & Fed Funds Sold	302,890	593	0.79%	69,449	215	1.25%
Total interest-earning assets	3,962,211	$27,718	3.30%	2,864,122	$20,629	3.31%
Non-interest-earning assets	451,508			214,333
Total assets	$4,413,719			$3,078,455

Non-interest bearing deposits	$2,512,934	$—	0.00%	$2,232,131	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	42,515	42	0.40%	36,563	21	0.23%
Savings	58,718	8	0.06%	62,636	5	0.04%
Money markets	45,913	20	0.17%	46,308	19	0.16%
Time deposits	101,546	172	0.69%	58,580	90	0.62%
Wholesale deposits	986,908	1,942	0.80%	—	—	—%
FHLB advances	7,000	122	7.08%	8,648	126	5.84%
Overnight fed funds purchased	73,033	168	0.93%	277,681	315	0.46%
Subordinated debentures	73,256	1,112	6.16%	—	—	—%
Other borrowings	13,930	166	4.84%	13,641	115	3.40%
Total interest-bearing liabilities	1,402,819	3,752	1.08%	504,057	691	0.55%
Total deposits and interest-bearing liabilities	3,915,753	$3,752	0.39%	2,736,188	$691	0.10%
Other non-interest bearing liabilities	106,700			40,813
Total liabilities	4,022,453			2,777,001
Shareholders' equity	391,266			301,454
Total liabilities and shareholders' equity	$4,413,719			$3,078,455
Net interest income and net interest rate spread including non-interest bearing deposits		$23,966	2.91%		$19,938	3.21%

Net interest margin			2.91%			3.22%
*Specialty Finance Loan Receivables include loan portfolios the Company deems as non-retail bank product offerings or loans not generated by the Retail Bank itself (for example, premium finance and purchased loan portfolios). The loan receivables included in this line item are included in the customary loan categories presented elsewhere in this report.

Six Months Ended March 31,	2017			2016
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate
Interest-earning assets:
Specialty Finance Loans*	$263,034	$6,984	5.32%	$117,023	$3,246	5.55%
Tax Advance Loans	90,440	11	0.02%	6,374	—	—%
Retail Bank Loans	780,449	16,456	4.23%	630,986	13,621	4.32%
Mortgage-Backed Securities	726,766	7,801	2.15%	739,557	8,481	2.29%
Tax Exempt Investment Securities	1,259,672	15,227	3.73%	1,001,429	11,599	3.56%
Asset-Backed Securities	117,934	1,418	2.41%	27,823	285	2.05%
Other Investment Securities	106,198	1,413	2.67%	101,983	1,278	2.51%
Cash & Fed Funds Sold	244,088	983	0.81%	57,522	394	1.37%
Total interest-earning assets	3,588,581	$50,293	3.27%	2,682,697	$38,904	3.32%
Non-interest-earning assets	358,720			198,816
Total assets	$3,947,301			$2,881,513

Non-interest bearing deposits	$2,281,877	$—	0.00%	$1,993,571	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	40,348	81	0.40%	35,544	42	0.24%
Savings	54,578	15	0.06%	54,071	11	0.04%
Money markets	46,768	41	0.18%	45,573	37	0.16%
Time deposits	116,520	431	0.74%	72,192	208	0.58%
Wholesale funding	668,606	2,554	0.77%	—	—	—%
FHLB advances	13,593	264	3.89%	63,557	331	1.04%
Overnight fed funds purchased	173,242	559	0.65%	278,306	554	0.40%
Subordinated debentures	73,239	2,223	6.09%	—	—	—%
Other borrowings	14,765	326	4.42%	14,666	228	3.12%
Total interest-bearing liabilities	1,201,659	6,494	1.08%	563,909	1,411	0.50%
Total deposits and interest-bearing liabilities	3,483,536	$6,494	0.37%	2,557,480	$1,411	0.11%
Other non-interest bearing liabilities	92,303			35,985
Total liabilities	3,575,839			2,593,465
Shareholders' equity	371,462			288,048
Total liabilities and shareholders' equity	$3,947,301			$2,881,513
Net interest income and net interest rate spread including non-interest bearing deposits		$43,799	2.90%		$37,493	3.21%

Net interest margin			2.91%			3.22%
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

Three Months Ended March 31,	2017			2016
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (2)
Securities Portfolio Assets
Mortgage-backed securities	$764,741	$4,480	2.38%	$800,685	$4,768	2.39%
*Other investments	1,592,767	9,872	3.66%	1,219,791	7,097	3.39%
Total Securities Portfolio Assets	$2,357,508	$14,352	3.24%	$2,020,476	$11,865	2.99%
*Excludes FHLB Stock

(1)	Tax rate used to arrive at a TEY for three months ended March 31, 2017 is 35%

(2)	Tax rate used to arrive at a TEY for three months ended March 31, 2016 is 34%

Six Months Ended March 31,	2017			2016
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (2)
Securities Portfolio Assets
Mortgage-backed securities	$726,766	$7,801	2.15%	$739,557	$8,481	2.29%
*Other investments	1,483,804	18,058	3.55%	1,131,236	13,162	3.38%
Total Securities Portfolio Assets	$2,210,570	$25,859	3.09%	$1,870,793	$21,643	2.95%
*Excludes FHLB Stock

(1)	Tax rate used to arrive at a TEY for six months ended March 31, 2017 is 35%

(2)	Tax rate used to arrive at a TEY for six months ended March 31, 2016 is 34%

Provision for Loan Losses.  The Company recorded a $8.6 million and a $9.5 million provision for loan losses in the three and six month periods ended March 31, 2017, respectively, as compared to a $1.2 million and $2.0 million provision for loan losses in the three and six month periods ended March 31, 2016, respectively. The majority of the provision expense, during the three and six month periods ended March 31, 2017, was primarily driven by a $7.9 million reserve taken during the second quarter of 2017 related to tax season loans. In addition, the downgrade of a significant agriculture relationship during the second quarter of fiscal 2017 also contributed to an increased provision. See Note 4 to the Condensed Consolidated Financial Statements.

Non-Interest Income.  Non-interest income for the fiscal 2017 second quarter increased by $51.3 million, or 125%, to $92.2 million from $40.9 million for the same period in the prior fiscal year. The increase was primarily due to an increase in tax product fee income of $42.5 million, predominantly from growth within taxpayer advances and refund transfer fee income, and an increase in card fee income of $8.0 million, or 43%, largely driven by income generated by our tax season card programs, a wind down of one of our non-strategic partners, and a large promotional campaign by one of our partners.

Non-interest income for the six months ended March 31, 2017 of $111.5 million, increased $53.8 million from $57.7 million in the same period in the prior fiscal year, due mostly to an increase in tax product fee income and card fee income. Tax product fee income increased $43.0 million, or 203%, and card fee income increased $11.1 million, or 33%.

Non-Interest Expense.  Non-interest expense increased $25.2 million, or 60%, to $66.9 million, for the second quarter of fiscal year 2017, as compared to $41.8 million for the same period in 2016. The primary components driving the difference between quarters was an increase in compensation expense of $9.7 million, a $5.9 million increase in amortization of intangible asset expense, and a $5.1 million increase in tax product expense. The vast majority of the intangible amortization expensed during the second quarter of 2017 was directly related to the seasonality of our tax business. The increase in tax product expense was related to the increased activity from our tax distribution channels and recent tax partnerships. Compensation expense primarily increased due to the EPS and SCS acquisitions, non-cash stock related compensation associated with three executives signing long-term employment agreements, and additional staffing to support the Company’s growth initiatives. Excluding potential acquisitions, we expect the growth rate in compensation expense to decrease during the remainder of 2017. Other factors influencing the overall non-interest expense increase was a $2.2 million increase in other expense, driven by seasonal tax expenses to execute our tax lending strategy, a $1.0 million increase in card processing expenses, an increase in legal and consulting expense of $0.6 million, due primarily to due diligence efforts for a potential acquisition the Company is no longer pursuing, and an increase in occupancy and equipment expense of $0.5 million mainly due to a full quarter of expense for the recent acquisitions of SCS and EPS.

Non-interest expense for the six months ended March 31, 2017 increased by $31.9 million, or 44%, to $103.7 million compared to the same period in the prior fiscal year. Compensation and benefits expense increased $12.9 million, or 40%, for the 2017 six-month period, versus the same period last year due primarily to a 23% increase in overall staffing, the previously mentioned non-cash stock related compensation, and compensation paid to staff employed on a temporary basis as part of our seasonal tax business. The increase in overall staffing was largely driven by the additional employees hired as part of the EPS and SCS acquisitions. In addition, intangibles amortization increased $6.2 million, tax product expense increased $5.1 million, and legal and consulting expense increased $2.2 million. These increases were primarily related to the EPS and SCS acquisitions and the aforementioned potential acquisition opportunity.

Income Tax.  Income tax expense for the second quarter of fiscal 2017 was $8.4 million, for an effective tax rate of 20.7%, compared to $3.6 million, or an effective tax rate of 20.1%, for the same period in the prior year. The effective tax rate is expected to stay approximately at that level for the remainder of fiscal 2017. For the first six months of fiscal year 2017, the effective tax rate was 20.7%.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, derived principally through its MPS division, and to a lesser extent through its Retail Bank division and tax divisions, borrowings, principal and interest payments on loans, mortgage-backed securities and certain housing related municipal securities which also pay monthly principal and interest, as well as maturing investment securities. In addition, the Company periodically utilizes wholesale deposit sources to help with temporary funding needs or when favorable terms are available. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are influenced by the level of interest rates, general economic conditions and competition. The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At March 31, 2017, the Company had commitments to originate and purchase loans and unused lines of credit totaling $236.3 million.  The Company believes that loan repayments and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

In July 2013, the Company’s primary federal regulator, the Federal Reserve, and the Bank’s primary federal regulator, the OCC, approved final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards.  The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to financial institution holding companies and their depository institution subsidiaries, including us and the Bank, as compared to the current U.S. general risk-based capital rules. The Basel III Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios.  The Basel III Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. In addition, the Basel III Capital Rules implement certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies’ rules. The Basel III Capital Rules became effective for us and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier I capital (as defined) to average assets (as defined).  At March 31, 2017, both the Bank and the Company exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements.  The Company and the Bank took the accumulated other comprehensive income (“AOCI”) opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.

The tables below include certain non-GAAP financial measures that are used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies.  Management reviews these measures along with other measures of capital as part of its financial analysis.

				Minimum
				Requirement to Be
			Minimum	Well Capitalized
			Requirement For	Under Prompt
			Capital Adequacy	Corrective Action
At March 31, 2017	Company	Bank	Purposes	Provisions

Tier 1 leverage ratio	6.44%	8.20%	4.00%	5.00%
Common equity Tier 1 capital ratio	14.14	18.95	4.50	6.50
Tier 1 capital ratio	14.68	18.95	6.00	8.00
Total qualifying capital ratio	19.46	19.76	8.00	10.00

The following table provides certain non-GAAP financial measures used to compute certain of the ratios included in the table above, as well as a reconciliation of such non-GAAP financial measures to the most directly comparable financial measure in accordance with GAAP:

Standardized Approach (1) March 31, 2017
(Dollars in Thousands)

Total equity	$411,748
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	96,693
LESS: Certain other intangible assets	53,307
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	1,109
LESS: Net unrealized gains (losses) on available-for-sale securities	14
Common Equity Tier 1 (1)	260,625
Long-term debt and other instruments qualifying as Tier 1	10,310
LESS: Additional tier 1 capital deductions	277
Total Tier 1 capital	270,658
Allowance for loan losses	14,858
Subordinated debentures (net of issuance costs)	73,278
Total qualifying capital	358,794

(1)
Capital ratios were determined using the Basel III capital rules that became effective on January 1, 2015. Basel III revised the definition of capital, increased minimum capital ratios, and introduced a minimum CET1 ratio; those changes are being fully phased in through the end of 2021.

The following table provides a reconciliation of tangible common equity used in calculating tangible book value data to Total Stockholders' Equity.

March 31, 2017
(Dollars in Thousands)
Total Stockholders' Equity	$411,748
LESS: Goodwill	98,723
LESS: Intangible assets	66,633
Tangible common equity	246,392
LESS: AOCI	14
Tangible common equity excluding AOCI	246,378

Due to the predictable, quarterly cyclicality of MPS deposits in conjunction with tax season business activity, management believes that a six-month capital calculation is a useful metric to monitor the Company’s overall capital management process. As such, the Bank’s six-month average Tier 1 leverage ratio, Common equity Tier 1 capital ratio, Tier 1 capital ratio, and Total qualifying capital ratio as of March 31, 2017 were 9.11%, 19.28%, 19.28%, and 20.10%, respectively.

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

CONTRACTUAL OBLIGATIONS

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations" in the Company’s Annual Report on Form 10-K for its fiscal year ended September 30, 2016 for a summary of our contractual obligations as of September 30, 2016. There were no material changes outside the ordinary course of our business in contractual obligations from September 30, 2016 through March 31, 2017.

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

For discussion of the Company’s off-balance sheet financing arrangements as of March 31, 2017, see Note 7 to our consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q. Depending on the extent to which the commitments or contingencies described in Note 7 occur, the effect on the Company’s capital and net income could be significant.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

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

The EAR analysis used in the following table reflects the required analysis used no less than quarterly by management. It models -100, +100, +200, +300, and +400 basis point parallel shifts in market interest rates over the next one-year period. Due to the current low level of interest rates, only a -100 basis point parallel shift is represented. The Company is within Board policy limits for all rate scenarios using the snapshot as of March 31, 2017 as required by regulation.  The table below shows the results of the scenarios as of March 31, 2017:

Net Sensitive Earnings at Risk

Net Sensitive Earnings at Risk
Balances as of March 31, 2017	Standard (Parallel Shift) Year 1
	Net Interest Income at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-5.2%	2.1%	3.6%	5.1%	7.6%
Board Policy Limits	-8.0%	-8.0%	-10.0%	-15.0%	-20.0%

The EAR analysis reported at March 31, 2017, shows that in all rising rate scenarios, more assets than liabilities will reprice over the modeled one-year period.

IRR is a snapshot in time.  The Company’s business and deposits are very predictably cyclical on a weekly, monthly and yearly basis.  The Company’s static IRR results could vary depending on which day of the week and timing in relation to certain payrolls, as well as time of the month in regard to early funding of certain programs, when this snapshot is taken. Unlike the Company's fiscal first quarter of 2017, the fiscal second quarter of 2017 snapshot results were not affected by testing and implementation of material wholesale deposits utilized for the tax season refund advance commitments.

Owing to the snapshot nature of IRR, as is required by regulators, in concert with the Company’s predictable weekly, monthly and yearly fluctuating deposit base and overnight borrowings, the results produced by static IRR analysis are not necessarily representative of what management, the Board of Directors and others would view as the Company’s true IRR positioning.  Management and the Board are aware of and understand these typical borrowing and deposit fluctuations as well as the point in time nature of IRR analysis and have anticipated outcomes where the Company may temporarily be outside of Board policy limits based on a snapshot analysis.

For management to better understand the IRR position of the Bank, an alternative IRR analysis was completed whereby all March 31, 2017 values were utilized with the exception of overnight borrowings, total deposits, cash due from banks, non-earning assets, and non-paying liabilities. To diminish potential issues documented above, quarterly average balances were utilized for overnight borrowings, total deposits, and cash due from banks. Non-earning assets and non-paying liabilities were used to balance the balance sheet. Management believes this view on IRR, while still subject to some yearly cyclicality, typically, more accurately portrays the Bank’s IRR position.  However, the impact of the sizable wholesale deposits, some of which inflated cash balances for a period of time, tested and implemented in the fiscal first quarter of 2017, somewhat mitigate the usefulness of this view in this particular quarter. Due to this, the Company feels the snapshot view is more reflective of the Company's current IRR position.

The Company would have been within policy limits as of March 31, 2017 in all scenarios utilizing the alternative IRR scenario run.  The table below highlights those results:
Alternative Net Sensitive Earnings at Risk

Net Sensitive Earnings at Risk
Alternative IRR Results	Standard (Parallel Shift) Year 1
	Net Interest Income at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-5.1%	0.6%	0.5%	0.4%	1.4%
Board Policy Limits	-8.0%	-8.0%	-10.0%	-15.0%	-20.0%
The alternative EAR analysis reported at March 31, 2017 shows that in an all increasing interest rate environment, more assets than liabilities would reprice over the modeled one-year period.

The Company anticipates solid EAR results in a rising rate environment due to continued premium finance loan growth, the addition of loans and securities indexed to LIBOR, slower premium amortization on higher coupon, fixed rate, agency MBS, continued growth of non-interest bearing MPS deposits, and the sustained execution on its strategic plan.

Net Sensitive Earnings at Risk as of March 31, 2017

Balances as of March 31, 2017
		% of	Change in Interest Income/Expense for a given change in interest rates
	Total Earning	Total Earning	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Assets (in $000's)	Assets	-100	Base	+100	+200	+300	+400
Total Loans	1,132,618	33.0%	57,388	61,651	66,073	70,486	74,837	79,286
Total Investments (non-TEY) and other Earning Assets	2,295,859	67.0%	49,801	56,844	60,774	63,932	67,236	71,535
Total Interest-Sensitive Income	3,428,477	100.0%	107,189	118,495	126,847	134,418	142,073	150,821
Total Interest-Bearing Deposits	235,064	32.0%	380	886	1,920	2,954	3,988	5,023
Total Borrowings	500,000	68.0%	784	5,715	10,644	15,574	20,504	25,434
Total Interest-Sensitive Expense	735,064	100.0%	1,164	6,601	12,564	18,528	24,492	30,457

Alternative Net Sensitive Earnings at Risk

Alternative IRR Results
		% of	Change in Interest Income/Expense for a given change in interest rates
	Total Earning	Total Earning	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Assets (in $000's)	Assets	-100	Base	+100	+200	+300	+400
Total Loans	1,132,618	30.5%	57,388	61,651	66,073	70,486	74,837	79,286
Total Investments (non-TEY) and other Earning Assets	2,581,295	69.5%	49,801	59,694	66,464	72,452	78,575	85,682
Total Interest-Sensitive Income	3,713,913	100.0%	107,189	121,345	132,537	142,938	153,412	164,968
Total Interest-Bearing Deposits	1,235,599	93.9%	1,558	9,343	19,139	28,937	38,734	48,532
Total Borrowings	80,033	6.1%	533	1,263	1,993	2,724	3,454	4,184
Total Interest-Sensitive Expense	1,315,632	100.0%	2,091	10,606	21,132	31,661	42,188	52,716

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
The Company was within Board policy limits for all scenarios. The table below shows the results of the scenarios as of March 31, 2017:

Economic Value Sensitivity as of March 31, 2017

Balances as of March 31, 2017	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-2.3%	-1.1%	-3.7%	-7.2%	-10.1%
Board Policy Limits	-10.0%	-10.0%	-20.0%	-30.0%	-40.0%

The EVE at risk reported at March 31, 2017 shows that as interest rates increase, the economic value of equity position will decrease from the base, primarily due to the degree of the economic value of its base asset size in relation to the economic value of its base liability size. When viewing total asset versus total liability economic value, projected total assets are less negatively affected on a percentage basis than projected total liabilities in a rising rate environment.

The Company would have been within policy limits in all scenarios utilizing the alternative IRR scenario run for management purposes.  The table below highlights those results:

Alternative Economic Value Sensitivity

Alternative IRR Results	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-1.6%	-1.8%	-5.0%	-9.2%	-12.6%
Board Policy Limits	-10.0%	-10.0%	-20.0%	-30.0%	-40.0%

The EVE at risk reported using the alternative methodology used for management purposes shows that as interest rates increase immediately, the economic value of equity position will decrease from the base, partially due to the degree of the economic value of its base asset size in relation to the economic value of its base liabilities size.

Detailed Economic Value Sensitivity

The following table details the economic value sensitivity to changes in market interest rates at March 31, 2017, for loans, investments, deposits, borrowings, and other assets and liabilities (dollars in thousands). The analysis reflects that in all rising rate scenarios, total assets are less sensitive than total liabilities. Asset sensitivity is offset by the non-interest bearing deposits.

Balances as of March 31, 2017
		% of	Change in Economic Value for a given change in interest rates
	Book	Total	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Value (in $000's)	Assets	-100	+100	+200	+300	+400
Total Loans	1,132,618	28%	1.7%	-1.8%	-3.5%	-5.3%	-6.9%
Total Investment	2,295,859	58%	4.3%	-5.0%	-10.1%	-15.2%	-19.7%
Other Assets	545,994	14%	0.0%	0.0%	0.0%	0.0%	0.0%
Assets	3,974,471	100%	3.1%	-3.6%	-7.3%	-10.9%	-14.2%
Interest Bearing Deposits	235,064	7%	2.9%	-1.9%	-3.6%	-5.2%	-6.6%
Non-Interest Bearing Deposits	2,643,790	76%	6.4%	-5.8%	-11.2%	-16.1%	-20.6%
Total Borrowings & Other Liabilities	595,536	17%	0.0%	0.0%	-0.1%	-0.1%	-0.1%
Liabilities	3,474,390	100%	4.9%	-4.4%	-8.4%	-12.1%	-15.5%

Detailed Alternative Economic Value Sensitivity

The following is EVE at risk reported using the alternative methodology used for management purposes, for loans, investments, deposits, borrowings, and other assets and liabilities (dollars in thousands). The analysis reflects that in all interest rate scenarios, total assets are less sensitive, than total liabilities.

Alternative IRR Results
		% of	Change in Economic Value for a given change in interest rates
	Book	Total	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Value (in $000's)	Assets	-100	+100	+200	+300	+400
Total Loans	1,132,618	28%	1.7%	-1.8%	-3.5%	-5.3%	-6.9%
Total Investment	2,581,295	65%	3.8%	-4.5%	-9.0%	-13.6%	-17.7%
Other Assets	260,558	7%	0.0%	0.0%	0.0%	0.0%	0.0%
Assets	3,974,471	100%	3.1%	-3.6%	-7.3%	-10.9%	-14.2%
Interest Bearing Deposits	1,235,599	36%	0.5%	-0.4%	-0.7%	-1.0%	-1.3%
Non-Interest Bearing Deposits	2,521,721	73%	6.4%	-5.8%	-11.1%	-16.0%	-20.5%
Total Borrowings & Other Liabilities	(282,931)	(8)%	-0.1%	0.1%	0.1%	0.2%	0.3%
Liabilities	3,474,389	100%	4.6%	-4.2%	-8.0%	-11.5%	-14.7%

Certain shortcomings are inherent in the method of analysis discussed above and as presented in the tables above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Furthermore, although management has estimated changes in the levels of prepayments and early withdrawal in these rate environments, such levels would likely deviate from those assumed in calculating the tables above. Finally, the ability of some borrowers to service their debt may decrease in the event of an interest rate increase.
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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2017, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

META FINANCIAL GROUP, INC.

Date: May 8, 2017	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, Chairman of the Board
and Chief Executive Officer

Date: May 8, 2017	By:	/s/ Glen W. Herrick
Glen W. Herrick, Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Section 302 certification of Chief Executive Officer.

31.2	Section 302 certification of Chief Financial Officer.

32.1	Section 906 certification of Chief Executive Officer.

32.2	Section 906 certification of Chief Financial Officer.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document