Form 10-Q
period 2017-06-30
META FINANCIAL GROUP INC
filed 2017-08-08
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ YES  ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at August 3, 2017:
Common Stock, $.01 par value	9,349,989 shares
Nonvoting Common Stock, $.01 par value	0 Nonvoting shares

META FINANCIAL GROUP, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

ASSETS	June 30, 2017	September 30, 2016
Cash and cash equivalents	$65,630	$773,830
Investment securities available for sale	1,141,684	910,309
Mortgage-backed securities available for sale	666,424	558,940
Investment securities held to maturity	464,729	486,095
Mortgage-backed securities held to maturity	117,399	133,758
Loans receivable	1,224,359	925,105
Allowance for loan losses	(14,968)	(5,635)
Federal Home Loan Bank Stock, at cost	16,323	47,512
Accrued interest receivable	21,831	17,199
Premises, furniture, and equipment, net	20,107	18,626
Bank-owned life insurance	84,035	57,486
Foreclosed real estate and repossessed assets	364	76
Goodwill	98,723	36,928
Intangible assets	64,798	28,921
Prepaid assets	31,265	9,443
Deferred taxes	6,858	—
Payments division accounts receivable	5,858	6,334
Other assets	4,274	1,492

Total assets	$4,019,693	$4,006,419

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$2,481,673	$2,167,522
Interest-bearing checking	40,928	38,077
Savings deposits	55,292	50,742
Money market deposits	46,709	47,749
Time certificates of deposit	83,760	125,992
Wholesale deposits	444,857	—
Total deposits	3,153,219	2,430,082
Short-term debt	277,166	1,095,118
Long-term debt	92,514	92,460
Accrued interest payable	2,463	875
Deferred taxes	—	4,600
Accrued expenses and other liabilities	64,118	48,309
Total liabilities	3,589,480	3,671,444

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued or outstanding at June 30, 2017 and September 30, 2016, respectively	—	—
Common stock, $.01 par value; 15,000,000 shares authorized, 9,349,989 shares issued and outstanding at June 30, 2017 and 8,523,641 shares issued and outstanding at September 30, 2016	94	85
Common stock, Nonvoting, $.01 par value; 3,000,000 shares authorized, no shares issued or outstanding at June 30, 2017 and September 30, 2016, respectively	—	—
Additional paid-in capital	256,088	184,780
Retained earnings	166,634	127,190
Accumulated other comprehensive income	7,397	22,920
Total stockholders’ equity	430,213	334,975

Total liabilities and stockholders’ equity	$4,019,693	$4,006,419
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Interest and dividend income:
Loans receivable, including fees	$14,089	$9,280	$37,540	$26,147
Mortgage-backed securities	4,544	3,777	12,345	12,258
Other investments	10,228	7,706	29,269	21,262
	28,861	20,763	79,154	59,667
Interest expense:
Deposits	1,039	136	4,161	434
FHLB advances and other borrowings	2,879	708	6,251	1,821
	3,918	844	10,412	2,255

Net interest income	24,943	19,919	68,742	57,412

Provision for loan losses	1,240	2,098	10,732	4,057

Net interest income after provision for loan losses	23,703	17,821	58,010	53,355

Non-interest income:
Refund transfer product fees	5,785	3,424	38,448	23,062
Tax advance product fees	(108)	7	31,460	1,575
Card fees	23,052	18,779	68,013	52,614
Loan fees	982	1,084	3,034	2,551
Bank-owned life insurance	656	454	1,548	1,208
Deposit fees	190	144	508	457
Gain (loss) on sale of securities available for sale, net (includes $47 and ($102) reclassified from accumulated other comprehensive income (loss) for net gains (losses) on available for sale securities for the three months ended June 30, 2017 and 2016, respectively and ($1,331) and ($52) for the nine months ended June 30, 2017 and 2016, respectively)	47	(102)	(1,331)	(52)
Gain on foreclosed real estate	—	—	7	—
Other income	216	17	652	127
Total non-interest income	30,820	23,807	142,339	81,542

Non-interest expense:
Compensation and benefits	22,193	15,375	66,809	47,140
Refund transfer product expense	1,623	359	11,852	8,615
Tax advance product expense	72	—	3,239	—
Card processing	5,755	5,607	18,377	16,858
Occupancy and equipment	4,034	3,413	12,202	10,451
Legal and consulting	1,375	1,221	5,603	3,211
Marketing	381	490	1,461	1,531
Data processing	344	324	1,099	1,022
Amortization expense	1,887	1,216	10,494	3,644
Other expense	4,555	3,622	14,782	10,953
Total non-interest expense	42,219	31,627	145,918	103,425

Income before income tax expense	12,304	10,001	54,431	31,472

Income tax expense (includes $18 and ($37) income tax expense (benefit) reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2017 and 2016, respectively and ($499) and ($19) for the nine months ended June 30, 2017 and 2016, respectively)	2,517	1,128	11,258	4,258

Net income	$9,787	$8,873	$43,173	$27,214

Earnings per common share
Basic	$1.05	$1.04	$4.69	$3.23
Diluted	$1.04	$1.04	$4.66	$3.21
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net income	$9,787	$8,873	$43,173	$27,214

Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities	11,902	17,561	(25,398)	36,397
Losses (gains) realized in net income	(47)	102	1,331	52
	11,855	17,663	(24,067)	36,449
LESS: Deferred income tax effect	4,472	6,399	(8,544)	13,312
Total other comprehensive income (loss)	7,383	11,264	(15,523)	23,137
Total comprehensive income	$17,170	$20,137	$27,650	$50,351
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For the Nine Months Ended June 30, 2017 and 2016
(Dollars in Thousands, Except Share and Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance, September 30, 2015	$82	$170,749	$98,359	$2,455	$(310)	$271,335

Cash dividends declared on common stock ($0.39 per share)	—	—	(3,281)	—	—	(3,281)

Issuance of common shares from the sales of equity securities	2	11,499	—	—	—	11,501

Issuance of common shares due to issuance of stock options, restricted stock and ESOP	1	1,774	—	—	310	2,085

Stock compensation	—	678	—	—	—	678

Net change in unrealized gains on securities, net of income taxes	—	—	—	23,137	—	23,137

Net income	—	—	27,214	—	—	27,214

Balance, June 30, 2016	$85	$184,700	$122,292	$25,592	$—	$332,669

Balance, September 30, 2016	$85	$184,780	$127,190	$22,920	$—	$334,975

Adoption of Accounting Standards Update 2016-09 (1)	—	104	(104)	—	—	—

Cash dividends declared on common stock ($0.39 per share)	—	—	(3,625)	—	—	(3,625)

Issuance of common shares due to exercise of stock options	—	529	—	—	—	529

Issuance of common shares due to restricted stock	4	—	—	—	—	4

Issuance of common shares due to ESOP	—	1,174	—	—	—	1,174

Issuance of common shares due to acquisition	5	37,291	—	—	—	37,296

Contingent consideration equity earnout due to acquisition	—	24,142	—	—	—	24,142

Shares repurchased for tax withholdings on stock compensation	—	(337)	—	—	—	(337)

Stock compensation	—	8,405	—	—	—	8,405

Net change in unrealized losses on securities, net of income taxes	—	—	—	(15,523)	—	(15,523)

Net income	—	—	43,173	—	—	43,173

Balance, June 30, 2017	$94	$256,088	$166,634	$7,397	$—	$430,213
See Notes to Condensed Consolidated Financial Statements.
(1) The Company adopted Accounting Standards Update ("ASU") 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Application of this change is on a modified retrospective basis with a cumulative adjustment to fiscal year 2016 Retained Earnings and Additional Paid-in-Capital ("APIC").

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30,
(Dollars in Thousands)	2017	2016 (1)
Cash flows from operating activities:
Net income	$43,173	$27,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	35,002	26,646
Stock-based compensation expense	8,405	678
Provision for loan losses	10,732	4,057
(Recovery) provision for deferred taxes	(2,914)	348
(Gain) loss on other assets	(21)	23
Gain on foreclosed real estate	(7)	—
Loss on sale of securities available for sale, net	1,331	52
Capital lease obligations interest expense	(92)	(95)
Net change in accrued interest receivable	(4,632)	(4,559)
Originations of loans held for sale	(685,934)	—
Proceeds from sales of loans held for sale	685,934	—
Change in bank-owned life insurance value	(1,549)	(1,208)
Net change in other assets	(24,179)	(3,745)
Net change in accrued interest payable	1,588	65
Excess contingent consideration paid	(248)	—
Net change in accrued expenses and other liabilities	16,172	627
Net cash provided by operating activities	82,761	50,103

Cash flows from investing activities:
Purchase of securities available-for-sale	(782,169)	(474,281)
Proceeds from sales of securities available-for-sale	317,099	224,564
Proceeds from maturities and principal repayments of securities available-for-sale	86,516	83,487
Purchase of securities held to maturity	(932)	(252,108)
Proceeds from maturities and principal repayments of securities held to maturity	34,242	11,242
Purchase of bank owned life insurance	(25,000)	(10,000)
Purchase of student loan portfolio	(136,172)	—
Proceeds from loan sales	2,141	88
Net change in loans receivable	(168,537)	(152,396)
Proceeds from sales of foreclosed real estate or other assets	97	—
Net cash paid for acquisitions	(29,425)	—
Federal Home Loan Bank stock purchases	(468,291)	(615,701)
Federal Home Loan Bank stock redemptions	499,480	614,800
Proceeds from the sale of premises and equipment	57	51
Purchase of premises and equipment	(5,699)	(5,536)
Net cash used in investing activities	(676,593)	(575,790)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	320,512	520,257
Net change in time deposits	(42,232)	9,165
Net change in wholesale deposits	444,857	—
Net change in FHLB and other borrowings	(100,000)	100,000
Net change in federal funds	(717,000)	(103,000)
Net change in securities sold under agreements to repurchase	(938)	(1,773)
Principal payments on capital lease obligations	(59)	(95)
Cash dividends paid	(3,625)	(3,281)
Purchase of shares by ESOP	1,174	—
Issuance of restricted stock	4	—
Proceeds from exercise of stock options	529	13,586
Shares repurchased for tax withholdings on stock compensation	(337)	—
Contingent consideration - cash paid	(17,253)	—
Net cash (used in) provided by financing activities	(114,368)	534,859

Net change in cash and cash equivalents	(708,200)	9,172

Cash and cash equivalents at beginning of period	773,830	27,658
Cash and cash equivalents at end of period	$65,630	$36,830

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$8,824	$2,190
Income taxes	19,947	5,204
Franchise taxes	156	74
Other taxes	289	78

Supplemental schedule of non-cash investing activities:
Loans transferred to foreclosed real estate and repossessed assets	$(378)	$—
Stock issued for acquisitions	$(37,296)	$—
Contingent consideration - equity	(24,142)	—
Purchase of held-to-maturity securities accrued, not paid	—	20,884
See Notes to Condensed Consolidated Financial Statements.
(1) See Note 1. Basis of Presentation for further discussion on the current presentation.

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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three and nine month periods ended June 30, 2017 are not necessarily indicative of the results expected for the fiscal year ending September 30, 2017.

The Company reclassified insignificant electronic return originator ("ERO") and taxpayer advance fee income and related expenses during the first quarter of fiscal year 2017 from loan fees and other income to tax product fees and other expenses to tax product expense. Prior period amounts have also been reclassified.

As of March 31, 2017, certain insignificant adjustments to previously reported Earnings Per Share ("EPS") were made to correctly reflect the effect of participating securities on basic and diluted EPS calculations in accordance with ASC 260. These changes were immaterial to the overall EPS calculation.

The Company has early adopted Accounting Standards Update ("ASU") 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The requirement to report the excess tax benefit related to settlements of share-based payment awards in earnings as an increase or (decrease) to income tax expense has been applied utilizing the prospective method and resulted in a tax benefit of $0.5 million for the quarter ended June 30, 2017. In addition, the Company recognized $0.3 million in compensation expense for the quarter ended June 30, 2017 related to the reversal of forfeitures in accordance with the adoption. While the adoption of ASU 2016-09 requires retrospective application to all fiscal year periods presented, the Company elected to not recast previously reported financial statements as the impact was considered insignificant. However, the Company reclassified stock compensation from financing to operating activities on the Consolidated Statement of Cash Flows as of June 30, 2017 and June 30, 2016.

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
Under the terms of the purchase agreement, the aggregate purchase price, which was based upon the November 1, 2016 tangible book value of EPS, included the payment of $21.9 million in cash, after adjustments, and the issuance of 369,179 shares of Meta Financial common stock. The Company acquired assets with approximate fair values of $17.9 million of intangible assets, including customer relationships, trademark, and non-compete agreements, and $0.1 million of other assets, resulting in $30.4 million of goodwill.

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
The Company has included the financial results of EPS in its consolidated financial statements subsequent to the acquisition date. The EPS transaction has been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the transaction date. The Company made significant estimates and exercised judgment in estimating fair values and accounting for such acquired assets and liabilities.
The Company recognized goodwill of $30.4 million as of November 1, 2016, which was calculated as the excess of both the consideration exchanged and the liabilities assumed, which were negligible, as compared to the fair value of identifiable assets acquired. Goodwill resulted from expected operational synergies and expanded product lines and is expected to be deductible for tax purposes. See Note 12 to the Condensed Consolidated Financial Statements for further information on goodwill.
The Company recognized $0.5 million of pre-tax transaction-related expenses during the first nine months of fiscal year 2017. The transaction expenses are reflected on the consolidated statement of operations primarily under legal and consulting.
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
Under the terms of the purchase agreement, the aggregate purchase price paid at closing, which was based upon the December 14, 2016 tangible book value of SCS, was approximately $7.5 million in cash and the issuance of 113,328 shares of Meta Financial common stock. In addition, contingent cash consideration of up to $17.3 million (estimated fair value), payable in cash, and equity contingent consideration of up to 264,431 shares of Meta Financial common stock, will be paid if certain performance benchmarks are achieved subsequent to closing (described more fully below). The Company acquired assets with approximate fair values of $28.3 million of intangible assets, including customer relationships, trademark, and non-compete agreements, and negligible other assets, resulting in goodwill of $31.4 million. All amounts are at estimated fair market values.
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
Subject to the cash earn-out terms of the purchase agreement, MetaBank agreed to pay to SCS an amount equal to 100% of the 2017 measured business gross profit up to a maximum of $17.5 million within 20 days after the date on which each determination of the cash earn-out payment is deemed final. During the third quarter of fiscal 2017, MetaBank paid out the $17.5 million of contingent cash consideration to SCS based upon the measured business gross profit.

The Company has included the financial results of SCS in its consolidated financial statements subsequent to the acquisition date. The fair value of the liability for the cash contingent consideration was approximately $17.3 million and was included in other liabilities in the Company's consolidated statement of financial condition. The fair value of the equity contingent consideration was approximately $24.1 million at closing and was included in additional paid-in capital in the Company's consolidated statement of financial condition. The respective fair values of the liability and equity were estimated using an option-based income valuation method with significant inputs that were not observable in the market and thus represent a Level 3 fair value measurement as defined in the FASB's Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of the expected future cash flows related to our acquisition of SCS during the earn-out period.
The following table represents the approximate fair value of assets acquired from and liabilities recorded of SCS on the consolidated statement of financial condition as of December 14, 2016.

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
The Company recognized goodwill of $31.4 million as of December 14, 2016, which was calculated as the excess of both the adjusted consideration exchanged and the liabilities recorded as compared to the fair value of identifiable assets acquired. Goodwill resulted from expected operational synergies and expanded product lines and is expected to be deductible for tax purposes. See Note 12 to the Condensed Consolidated Financial Statements for further information on goodwill.
The Company recognized $0.8 million of pre-tax transaction related expenses during the first nine months of fiscal year 2017. The transaction expenses are reflected on the consolidated statement of operations primarily under legal and consulting.

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

Homogeneous loan populations are collectively evaluated for impairment.  These loan populations may include premium finance loans, residential first mortgage loans secured by one-to-four family residences, residential construction loans, home equity and second mortgage loans, and tax product loans.  Commercial and agricultural loans as well as mortgage loans secured by other properties are monitored regularly by the Bank given the larger balances. When analysis of the borrower operating results and financial condition indicates that underlying cash flows of the borrower’s business is not adequate to meet its debt service requirements, the individual loan or loan relationship is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 210 days or more for premium finance, 180 days or more for refund advance loans, 120 days or more for ERO advance loans loans and 90 days or more for other loan categories. Non-accrual loans and all troubled debt restructurings are considered impaired.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Loans receivable at June 30, 2017 and September 30, 2016 were as follows:

	June 30, 2017	September 30, 2016
	(Dollars in Thousands)
1-4 Family Real Estate	$190,731	$162,298
Commercial and Multi-Family Real Estate	493,859	422,932
Agricultural Real Estate	62,521	63,612
Consumer	172,151	37,094
Commercial Operating	39,076	31,271
Agricultural Operating	35,471	37,083
Premium Finance	231,587	171,604
Total Loans Receivable	1,225,396	925,894

Allowance for Loan Losses	(14,968)	(5,635)
Net Deferred Loan Origination Fees	(1,037)	(789)
Total Loans Receivable, Net	$1,209,391	$919,470

Activity in the allowance for loan losses and balances of loans receivable by portfolio segment for the three and nine months ended June 30, 2017 and 2016 was as follows:

	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Unallocated	Total
	(Dollars in Thousands)
Three Months Ended June 30, 2017
Allowance for loan losses:
Beginning balance	$296	$1,742	$1,524	$7,706	$767	$1,349	$597	$621	$14,602
Provision (recovery) for loan losses	510	386	(80)	142	249	(44)	187	(110)	1,240
Charge offs	—	—	—	(1)	(799)	—	(94)	—	(894)
Recoveries	—	—	—	—	5	—	15	—	20
Ending balance	$806	$2,128	$1,444	$7,847	$222	$1,305	$705	$511	$14,968

Nine Months Ended June 30, 2017

Allowance for loan losses:
Beginning balance	$654	$2,198	$142	$51	$117	$1,332	$588	$553	$5,635
Provision (recovery) for loan losses	152	(70)	1,302	7,773	1,244	(39)	412	(42)	10,732
Charge offs	—	—	—	(1)	(1,149)	—	(352)	—	(1,502)
Recoveries	—	—	—	24	10	12	57	—	103
Ending balance	$806	$2,128	$1,444	$7,847	$222	$1,305	$705	$511	$14,968

Ending balance: individually evaluated for impairment	—	—	—	—	—	—	—	—	—
Ending balance: collectively evaluated for impairment	806	2,128	1,444	7,847	222	1,305	705	511	14,968
Total	$806	$2,128	$1,444	$7,847	$222	$1,305	$705	$511	$14,968

Loans:
Ending balance: individually evaluated for impairment	133	1,301	—	—	—	—	—	—	1,434
Ending balance: collectively evaluated for impairment	190,598	492,558	62,521	172,151	39,076	35,471	231,587	—	1,223,962
Total	$190,731	$493,859	$62,521	$172,151	$39,076	$35,471	$231,587	$—	$1,225,396

	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Unallocated	Total
	(Dollars in Thousands)
Three Months Ended June 30, 2016
Allowance for loan losses:
Beginning balance	$327	$1,694	$154	$1,059	$45	$3,327	$477	$348	$7,431
Provision (recovery) for loan losses	66	428	49	(243)	281	1,436	95	(14)	2,098
Charge offs	—	(95)	—	(1)	—	(3,253)	(104)	—	(3,453)
Recoveries	—	—	—	1	—	—	43	—	44
Ending balance	$393	$2,027	$203	$816	$326	$1,510	$511	$334	$6,120

Nine Months Ended June 30, 2016

Allowance for loan losses:
Beginning balance	$278	$1,187	$163	$20	$28	$3,537	$293	$749	$6,255
Provision (recovery) for loan losses	115	1,225	40	796	298	1,226	772	(415)	4,057
Charge offs	—	(385)	—	(1)	—	(3,253)	(631)	—	(4,270)
Recoveries	—	—	—	1	—	—	77	—	78
Ending balance	$393	$2,027	$203	$816	$326	$1,510	$511	$334	$6,120

Ending balance: individually evaluated for impairment	31	—	—	—	—	—	—	—	31
Ending balance: collectively evaluated for impairment	362	2,027	203	816	326	1,510	511	334	6,089
Total	$393	$2,027	$203	$816	$326	$1,510	$511	$334	$6,120

Loans:
Ending balance: individually evaluated for impairment	210	994	—	—	3	—	—	—	1,207
Ending balance: collectively evaluated for impairment	150,251	385,804	64,130	36,986	40,968	40,435	141,342	—	859,916
Total	$150,461	$386,798	$64,130	$36,986	$40,971	$40,435	$141,342	$—	$861,123

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

The Company recognizes that concentrations of credit may naturally occur and may take the form of a large volume of related loans to an individual, a specific industry, or a geographic location.  Credit concentration is a direct, indirect, or contingent obligation that has a common bond where the aggregate exposure equals or exceeds a certain percentage of the Company’s Tier 1 Capital plus the Allowance for Loan Losses.

The asset classification of loans at June 30, 2017 and September 30, 2016 were as follows:

June 30, 2017	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Total
	(Dollars in Thousands)
Pass	$189,645	$488,279	$27,580	$172,151	$39,076	$20,018	$231,587	$1,168,336
Watch	532	3,871	—	—	—	41	—	4,444
Special Mention	398	203	2,939	—	—	—	—	3,540
Substandard	156	1,506	32,002	—	—	15,412	—	49,076
Doubtful	—	—	—	—	—	—	—	—
	$190,731	$493,859	$62,521	$172,151	$39,076	$35,471	$231,587	$1,225,396

September 30, 2016	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Total
	(Dollars in Thousands)
Pass	$161,255	$421,577	$34,421	$37,094	$30,574	$19,669	$171,604	$876,194
Watch	200	72	2,934	—	184	4,625	—	8,015
Special Mention	666	962	25,675	—	—	5,407	—	32,710
Substandard	177	321	582	—	513	7,382	—	8,975
Doubtful	—	—	—	—	—	—	—	—
	$162,298	$422,932	$63,612	$37,094	$31,271	$37,083	$171,604	$925,894

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
Through its Payments segment, the Bank strives to offer consumers innovative payment products, including credit products. Most credit products have fallen into the category of portfolio lending. The Payments segment, including SCS, continues its development of new alternative portfolio lending products primarily to serve its customer base and to provide innovative lending solutions to the unbanked and under-banked segment.
The Payments segment also provides short-term consumer refund advance loans. Taxpayers are underwritten to determine eligibility for the unsecured advances. These consumer loans are interest and fee free to the consumer. Due to the nature of consumer advance loans, it typically takes no more than three e-file cycles (the period of time between scheduled IRS payments) from when the return is accepted by the IRS to collect from the borrower. In the event of default, the Bank has no recourse against the tax consumer. Generally, when the refund advance loan becomes delinquent for 180 days or more, or when collection of principal becomes doubtful, the Company will charge off the loan balance.

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

The maximum term for loans extended on machinery and equipment is based on the projected useful life of such machinery and equipment.  Generally, the maximum term on non-mortgage lines of credit is one year.  The loan-to-value ratio on such loans and lines of credit generally may not exceed 80% of the value of the collateral securing the loan. ERO loans are not collateralized.  The Company’s commercial operating lending policy includes credit file documentation and analysis of the borrower’s character, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of conditions affecting the borrower.  Analysis of the borrower’s past, present and future cash flows is also an important aspect of the Company’s credit analysis.  As described further below, such loans are believed to carry higher credit risk than more traditional lending activities.

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

Through its payments segment, the Bank also provides short-term ERO advance loans on a nation-wide basis. These loans are typically utilized to purchase tax preparation software and to prepare tax offices for the upcoming season. EROs go through an underwriting process to determine eligibility for the unsecured advances. Collection activities on ERO advances begin once the ERO begins to process refund transfers. Generally, when the ERO advance loan becomes delinquent for 120 days or more, or when collection of principal becomes doubtful, the Company will charge off the loan balance.

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

Past due loans at June 30, 2017 and September 30, 2016 were as follows:

June 30, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable
	(Dollars in Thousands)
1-4 Family Real Estate	$430	$—	$—	$430	$190,242	$59	$190,731
Commercial and Multi-Family Real Estate	—	549	—	549	493,141	169	493,859
Agricultural Real Estate	1,164	2,117	36,208	39,489	23,032	—	62,521
Consumer	666	570	9,372	10,608	161,543	—	172,151
Commercial Operating	—	—	—	—	39,076	—	39,076
Agricultural Operating	—	97	—	97	35,374	—	35,471
Premium Finance	100	719	805	1,624	229,963	—	231,587
Total	$2,360	$4,052	$46,385	$52,797	$1,172,371	$228	$1,225,396

September 30, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable
	(Dollars in Thousands)
1-4 Family Real Estate	$—	$30	$—	$30	$162,185	$83	$162,298
Commercial and Multi-Family Real Estate	—	—	—	—	422,932	—	422,932
Agricultural Real Estate	—	—	—	—	63,612	—	63,612
Consumer	—	—	53	53	37,041	—	37,094
Commercial Operating	151	354	—	505	30,766	—	31,271
Agricultural Operating	—	—	—	—	37,083	—	37,083
Premium Finance	1,398	275	965	2,638	168,966	—	171,604
Total	$1,549	$659	$1,018	$3,226	$922,585	$83	$925,894

When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment.  Often this is associated with a delay or shortfall in payments of 210 days or more for premium finance loans, 180 days or more for refund advance loans, 120 days or more for ERO advance loans and 90 days or more for other loan categories.  As of June 30, 2017, there were no Premium Finance loans greater than 210 days past due.

Total loans past due increased $49.6 million to $52.8 million at June 30, 2017 from $3.2 million at September 30, 2016. The majority of this increase was due to a $45.4 million increase in loans greater than 90 days past due. The primary drivers of the increase in loans greater than 90 days past due included two well collateralized agricultural loan relationships which are still accruing and are in the process of collection. Also leading to the increase in loans greater than 90 days past due was an increase in tax advance loans that were not repaid according to their terms, for which we are currently over 94% reserved, and we expect them all to be collected or written off by September 30, 2017.

Impaired loans at June 30, 2017 and September 30, 2016 were as follows:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
June 30, 2017	(Dollars in Thousands)
Loans without a specific valuation allowance
1-4 Family Real Estate	$133	$133	$—
Commercial and Multi-Family Real Estate	1,301	1,301	—
Total	$1,434	$1,434	$—

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
September 30, 2016	(Dollars in Thousands)
Loans without a specific valuation allowance
1-4 Family Real Estate	$84	$84	$—
Commercial and Multi-Family Real Estate	433	433	—
Total	$517	$517	$—
Loans with a specific valuation allowance
1-4 Family Real Estate	$78	$78	$10
Total	$78	$78	$10

The following table provides the average recorded investment in impaired loans for the three and nine month periods ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment
	(Dollars in Thousands)
1-4 Family Real Estate	$210	$146	$197	$127
Commercial and Multi-Family Real Estate	1,196	1,059	765	1,221
Agricultural Real Estate	388	—	194	—
Consumer	—	—	—	—
Commercial Operating	201	5	269	8
Agricultural Operating	715	2,280	358	3,891
Premium Finance	—	—	—	—
Total	$2,710	$3,490	$1,783	$5,247

The Company’s troubled debt restructurings (“TDR”) typically involve forgiving a portion of interest or principal on existing loans or making loans at a rate materially less than current market rates. There were no loans modified in a TDR during the three or nine month periods ended June 30, 2017 or 2016.  Additionally, there were no TDR loans for which there was a payment default during the three or nine month periods ended June 30, 2017 or 2016 that had been modified during the 12-month period prior to the default.

NOTE 4.    ALLOWANCE FOR LOAN LOSSES

At June 30, 2017, the Company’s allowance for loan losses increased to $15.0 million from $5.6 million at September 30, 2016.
The increase in the allowance was primarily driven by a $8.6 million reserve related to a substantial increase in tax season loans. In addition, the downgrade of a significant agriculture relationship during the fiscal second quarter contributed to an increased provision and allowance. Given underlying collateral values related to our agricultural loans, we believe we have minimal loss exposure in the portfolio at this time. During the nine months ended June 30, 2017, the Company recorded a provision for loan losses of $10.7 million compared to $4.1 million for the same period of the prior year. The Company had $1.4 million of net charge offs for the nine months ended June 30, 2017, compared to $4.2 million for the nine months ended June 30, 2016.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the appropriateness of its allowance for loan losses. The current economic environment continues to show signs of improvement in the Bank’s markets.  The Bank’s average loss rates over the past three years were low, offset with a higher agricultural loss rate in fiscal year 2016 driven by the charge off of one relationship. The Bank does not believe it is likely that these low loss conditions will continue indefinitely.  Although the Bank’s four market areas have indirectly benefited from a stable agricultural market, the market has become slightly stressed as commodity prices have remained lower than a few years ago. Management expects that future losses in the agriculture operations and agriculture real estate loan portfolios could be higher than recent historical experience. Management believes the low commodity prices and adverse weather conditions have the potential to negatively impact the economies of our agricultural markets.

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio and other factors, the current level of the allowance for loan losses at June 30, 2017, reflects an appropriate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level it considers to be appropriate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s determination of the allowance for loan losses is subject to review by the OCC, which can require the establishment of additional general or specific allowances.

Real estate properties acquired through foreclosure are recorded at the lesser of fair value or the recorded investment.  If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged to the allowance for loan losses at the time of transfer.  Valuations are periodically updated by management and, if the value declines, a specific provision for losses on such property is established by a charge to operations.

NOTE 5.    EARNINGS PER COMMON SHARE

Earnings Per Share ("EPS") is computed after deducting dividends. The Company has granted restricted share awards with dividend rights that are considered to be participating securities. Accordingly, a portion of the Company’s earnings is allocated to those participating securities in the EPS calculation. Basic earnings per share is computed by dividing income available to common stockholders after the allocation of dividends and undistributed earnings to the participating securities by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, and is computed after giving consideration to the weighted average dilutive effect of the Company’s stock options and after the allocation of earnings to the participating securities. Antidilutive options are disregarded in the EPS calculations.

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted EPS for the three and nine months ended June 30, 2017 and 2016 is presented below.

Three Months Ended June 30,	2017	2016 (1)
(Dollars in Thousands, Except Share and Per Share Data)
Basic income per common share:
Net income attributable to Meta Financial Group, Inc.	$9,787	$8,873
Weighted average common shares outstanding	9,349,989	8,512,043
Basic income per common share	1.05	1.04

Diluted income per common share:
Net income attributable to Meta Financial Group, Inc.	$9,787	$8,873
Weighted average common shares outstanding	9,349,989	8,512,043
Outstanding options - based upon the two-class method	60,320	57,175
Weighted average diluted common shares outstanding	9,410,309	8,569,218
Diluted income per common share	1.04	1.04

Nine Months Ended June 30,	2017	2016 (1)
(Dollars in Thousands, Except Share and Per Share Data)
Basic income per common share:
Net income attributable to Meta Financial Group, Inc.	$43,173	$27,214
Average common shares outstanding	9,208,867	8,416,724
Basic income per common share	4.69	3.23

Diluted income per common share:
Net income attributable to Meta Financial Group, Inc.	$43,173	$27,214
Average common shares outstanding	9,208,867	8,416,724
Outstanding options - based upon the two-class method	60,524	51,651
Average diluted common shares outstanding	9,269,391	8,468,375
Diluted income per common share	4.66	3.21
(1) See Note 1 Basis of Presentation for additional information describing adjustments made to the Company's EPS calculation. June 2016 QTD basic EPS of $1.05 was corrected to $1.04. June 2016 YTD basic EPS of $3.24 was corrected to $3.23 and diluted EPS of $3.22 was corrected to $3.21.

NOTE 6.    SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale and held to maturity securities at June 30, 2017 and September 30, 2016 are presented below.

Available For Sale		GROSS	GROSS
At June 30, 2017	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Small business administration securities	100,968	1,093	(1)	102,060
Non-bank qualified obligations of states and political subdivisions	905,504	15,546	(3,175)	917,875
Asset-backed securities	117,900	2,404	—	120,304
Mortgage-backed securities	672,554	359	(6,489)	666,424
Total debt securities	1,796,926	19,402	(9,665)	1,806,663
Common equities and mutual funds	1,040	409	(4)	1,445
Total available for sale securities	$1,797,966	$19,811	$(9,669)	$1,808,108

At September 30, 2016	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Trust preferred securities	$14,935	$—	$(1,957)	$12,978
Small business administration securities	78,431	2,288	—	80,719
Non-bank qualified obligations of states and political subdivisions	668,628	30,141	(97)	698,672
Asset-backed securities	117,487	73	(745)	116,815
Mortgage-backed securities	555,036	4,382	(478)	558,940
Total debt securities	1,434,517	36,884	(3,277)	1,468,124
Common equities and mutual funds	755	373	(3)	1,125
Total available for sale securities	$1,435,272	$37,257	$(3,280)	$1,469,249

Held to Maturity		GROSS	GROSS
At June 30, 2017	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$19,509	$176	$(47)	$19,638
Non-bank qualified obligations of states and political subdivisions	445,220	4,774	(3,519)	446,475
Mortgage-backed securities	117,399	—	(1,591)	115,808
Total held to maturity securities	$582,128	$4,950	$(5,157)	$581,921

At September 30, 2016	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$20,626	$355	$(44)	$20,937
Non-bank qualified obligations of states and political subdivisions	465,469	11,744	(11)	477,202
Mortgage-backed securities	133,758	708	(31)	134,435
Total held to maturity securities	$619,853	$12,807	$(86)	$632,574

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

GAAP requires that, at acquisition, an enterprise classify debt securities into one of three categories: Available for sale (“AFS”), Held to Maturity (“HTM”) or trading. AFS securities are carried at fair value on the consolidated statements of financial condition, and unrealized holding gains and losses are excluded from earnings and recognized as a separate component of equity in accumulated other comprehensive income (“AOCI”). HTM debt securities are measured at amortized cost. Both AFS and HTM are subject to review for other-than-temporary impairment. The Company did not have any trading securities at June 30, 2017 or September 30, 2016.

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017 and September 30, 2016, were as follows:

Available For Sale	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At June 30, 2017	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Small business administration securities	$3,955	$(1)	$—	$—	$3,955	$(1)
Non-bank qualified obligations of states and political subdivisions	335,226	(3,175)	—	—	335,226	(3,175)
Mortgage-backed securities	506,991	(5,760)	31,857	(729)	538,848	(6,489)
Total debt securities	846,172	(8,936)	31,857	(729)	878,029	(9,665)
Common equities and mutual funds	—	—	379	(4)	379	(4)
Total available for sale securities	$846,172	$(8,936)	$32,236	$(733)	$878,408	$(9,669)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2016	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred securities	$—	$—	$12,978	$(1,957)	$12,978	$(1,957)
Non-bank qualified obligations of states and political subdivisions	8,481	(58)	2,688	(39)	11,169	(97)
Asset-backed securities	89,403	(745)	—	—	89,403	(745)
Mortgage-backed securities	54,065	(230)	36,979	(248)	91,044	(478)
Total debt securities	151,949	(1,033)	52,645	(2,244)	204,594	(3,277)
Common equities and mutual funds	—	—	125	(3)	125	(3)
Total available for sale securities	$151,949	$(1,033)	$52,770	$(2,247)	$204,719	$(3,280)

Held To Maturity	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At June 30, 2017	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$3,690	$(20)	$1,764	$(27)	$5,454	$(47)
Non-bank qualified obligations of states and political subdivisions	208,852	(3,495)	1,262	(24)	210,114	(3,519)
Mortgage-backed securities	115,808	(1,591)	—	—	115,808	(1,591)
Total held to maturity securities	$328,350	$(5,106)	$3,026	$(51)	$331,376	$(5,157)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2016	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$2,909	$(13)	$2,256	$(31)	$5,165	$(44)
Non-bank qualified obligations of states and political subdivisions	1,294	(11)	—	—	1,294	(11)
Mortgage-backed securities	20,061	(31)	—	—	20,061	(31)
Total held to maturity securities	$24,264	$(55)	$2,256	$(31)	$26,520	$(86)

At June 30, 2017, the investment portfolio included securities with current unrealized losses which have existed for longer than one year.  All of these securities are considered to be acceptable credit risks.  Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, and because the Company does not intend to sell these securities (has not made a decision to sell) and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may occur at maturity, no other-than-temporary impairment was recorded at June 30, 2017.

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

Available For Sale	AMORTIZED COST	FAIR VALUE

At June 30, 2017	(Dollars in Thousands)

Due in one year or less	$—	$—
Due after one year through five years	27,310	28,136
Due after five years through ten years	393,509	404,534
Due after ten years	703,553	707,569
	1,124,372	1,140,239
Mortgage-backed securities	672,554	666,424
Common equities and mutual funds	1,040	1,445
Total available for sale securities	$1,797,966	$1,808,108

	AMORTIZED COST	FAIR VALUE
At September 30, 2016	(Dollars in Thousands)

Due in one year or less	$—	$—
Due after one year through five years	17,370	17,897
Due after five years through ten years	426,034	446,771
Due after ten years	436,077	444,516
	879,481	909,184
Mortgage-backed securities	555,036	558,940
Common equities and mutual funds	755	1,125
Total available for sale securities	$1,435,272	$1,469,249

Held To Maturity	AMORTIZED COST	FAIR VALUE

At June 30, 2017	(Dollars in Thousands)

Due in one year or less	$341	$340
Due after one year through five years	17,687	17,859
Due after five years through ten years	152,051	155,002
Due after ten years	294,650	292,912
	464,729	466,113
Mortgage-backed securities	117,399	115,808
Total held to maturity securities	$582,128	$581,921

	AMORTIZED COST	FAIR VALUE
At September 30, 2016	(Dollars in Thousands)
Due in one year or less	$472	$471
Due after one year through five years	12,502	12,696
Due after five years through ten years	157,944	163,806
Due after ten years	315,177	321,166
	486,095	498,139
Mortgage-backed securities	133,758	134,435
Total held to maturity securities	$619,853	$632,574

NOTE 7.    COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements.

At June 30, 2017 and September 30, 2016, unfunded loan commitments approximated $263.5 million and $182.9 million, respectively, excluding undisbursed portions of loans in process. Commitments, which are disbursed subject to certain limitations, extend over various periods of time.  Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract.

The Company had no commitments to purchase or sell securities at June 30, 2017 or September 30, 2016.

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

The Bank commenced action against C&B Farms, LLC, Dakota River Farms, LLC, Dakota Grain Farms, LLC, Heather Swenson and Tracy Clement in early July, 2015, in the Third Judicial Circuit Court of the State of South Dakota, seeking to collect upon certain delinquent loans made in connection with the 2014 farming operations of the three identified limited liability companies and the personal guaranties of Swenson and Clement. The three companies and Clement answered the Complaint and asserted a counterclaim against the Bank and a third-party claim against the Bank’s loan officer, alleging fraud and misrepresentation, as well as promissory estoppel.   On January 7, 2016, the Bank obtained a judgment for $6.1 million, the full amount due and owing on the delinquent loans, together with attorneys’ fees, costs and post-judgment interest.  On February 25, 2016, the Court entered an order and judgment in favor of the Bank granting the Bank’s renewed motion for summary judgment as to counterclaims and third party claim. Tracy Clement, the primary guarantor of the C&B Farms, Dakota Grain Farms, and Dakota River Farms indebtedness has filed a Chapter 11 bankruptcy proceeding in Minnesota. The Bank is an unsecured creditor in the bankruptcy proceeding. The Bank still has the right to collect from the three limited liability company debtors (C&B, Dakota Grain, and Dakota River). However, the Bank believes each entity is now insolvent and that the collateral has been recovered and liquidated to the extent possible. The Bank has also settled with the other personal guarantor, Heather Swenson. The Bank commenced action against Interstate Commodities, Inc., on February 1, 2016, in the United States District Court for the District of South Dakota, Central Division. This matter arises out of the Bank’s loans to C&B Farms, which were guaranteed by Tracy Clement. The case alleges that Interstate Commodities has breached the terms of a subordination agreement entered into between Interstate Commodities and the Bank relating to the 2015 crops of C&B Farms, LLC. In March 2015, the Bank sent a letter to C&B Farms and Interstate Commodities agreeing that the Bank would subordinate its first position lien in the farm products of C&B Farms once the Bank’s 2015 input advances in an agreed upon sum had been paid in full. Interstate Commodities entered into various agreements with C&B Farms in which they agreed to purchase grain at a future date and provided purchase price advance financing to C&B Farms. Interstate Commodities also partially performed under the subordination agreement by paying or allowing certain sums to flow back to the Bank to pay on the agreed upon inputs. Interstate Commodities terminated the payments to the Bank before allowing full repayment of the 2015 inputs financed by the Bank before the full amount agreed to in the subordination agreement was reached. This large, non-performing agricultural relationship was partially charged off during fiscal year 2016 and has no remaining loan balance.

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

Compensation expense for share-based awards is recorded over the vesting period at the fair value of the award at the time of the grant. The exercise price of options or fair value of non-vested (restricted) shares granted under the Company’s incentive plan is equal to the fair market value of the underlying stock at the grant date. The Company has elected, with the adoption of ASU 2016-09, to record forfeitures as they occur.

The following tables show the activity of options and nonvested (restricted) shares granted, exercised, or forfeited under the Company’s 2002 Omnibus Incentive Plan for the nine months ended June 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Share and Per Share Data)
Options outstanding, September 30, 2016	125,560	$25.73	2.68	$4,379
Granted	—	—
Exercised	(26,352)	32.63		1,682
Forfeited or expired	(16,252)	24.61		1,272
Options outstanding, June 30, 2017	82,956	$23.76	2.34	$5,412

Options exercisable, June 30, 2017	82,956	$23.76	2.34	$5,412

	Number of Shares	Weighted Average Fair Value at Grant
(Dollars in Thousands, Except Share and Per Share Data)
Nonvested (restricted) shares outstanding, September 30, 2016	20,656	$41.37
Granted	306,604	87.91
Vested	(22,071)	71.37
Forfeited or expired	(442)	56.25
Nonvested (restricted) shares outstanding, June 30, 2017	304,747	$86.00

During the first and second quarters of fiscal 2017, stock awards were granted to the Company's three highest paid executive officers in connection with their signing of employment agreements with the Company. These stock awards vest over eight years.

At June 30, 2017, stock-based compensation expense not yet recognized in income totaled $19.0 million, which is expected to be recognized over a weighted average remaining period of 4.07 years.

NOTE 9.    SEGMENT INFORMATION

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met.

The following tables present segment data for the Company for the three and nine months ended June 30, 2017 and 2016, respectively.

	Payments	Banking	Corporate Services/Other	Total
Three Months Ended June 30, 2017
Interest income	$3,576	$14,092	$11,193	$28,861
Interest expense	—	717	3,201	3,918
Net interest income	3,576	13,375	7,992	24,943
Provision for loan losses	352	888	—	1,240
Non-interest income	28,934	1,190	696	30,820
Non-interest expense	24,787	5,729	11,703	42,219
Income (loss) before income tax expense (benefit)	7,371	7,948	(3,015)	12,304

Total assets	52,276	1,229,533	2,737,884	4,019,693
Total deposits	2,443,332	224,886	485,001	3,153,219

	Payments	Banking	Corporate Services/Other	Total
Nine Months Ended June 30, 2017
Interest income	$9,800	$37,654	$31,700	$79,154
Interest expense	503	1,932	7,977	10,412
Net interest income	9,297	35,722	23,723	68,742
Provision for loan losses	8,566	2,166	—	10,732
Non-interest income	138,420	3,648	271	142,339
Non-interest expense	87,111	17,243	41,564	145,918
Income (loss) before income tax expense (benefit)	52,040	19,961	(17,570)	54,431

Total assets	52,276	1,229,533	2,737,884	4,019,693
Total deposits	2,443,332	224,886	485,001	3,153,219

	Payments	Banking	Corporate Services/Other	Total
Three Months Ended June 30, 2016
Interest income	$2,579	$9,759	$8,425	$20,763
Interest expense	44	344	456	844
Net interest income	2,535	9,415	7,969	19,919
Provision for loan losses	1	2,097	—	2,098
Non-interest income	22,160	1,296	351	23,807
Non-interest expense	16,231	5,347	10,049	31,627
Income (loss) before income tax expense (benefit)	8,463	3,267	(1,729)	10,001

Total assets	48,203	860,493	2,235,470	3,144,166
Total deposits	1,908,961	277,995	—	2,186,956

	Payments	Banking	Corporate Services/Other	Total
Nine Months Ended June 30, 2016
Interest income	$7,176	$27,559	$24,932	$59,667
Interest expense	138	913	1,204	2,255
Net interest income	7,038	26,646	23,728	57,412
Provision for loan losses	1,034	3,023	—	4,057
Non-interest income	77,103	3,251	1,188	81,542
Non-interest expense	57,968	15,993	29,464	103,425
Income (loss) before income tax expense (benefit)	25,139	10,881	(4,548)	31,472

Total assets	48,203	860,493	2,235,470	3,144,166
Total deposits	1,908,961	277,995	—	2,186,956

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

ASU No. 2016-02, Leases (Topic 842): Amendments to the Leases Analysis

This ASU requires organizations to recognize lease assets and lease liabilities on the balance sheet, along with disclosing key information about leasing arrangements.  This update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and the Company has finalized their initial assessment of the ASU and determined the standard will be immaterial to the consolidated financial statements with the Company's current leases.

ASU No. 2014-09, Revenue Recognition – Revenue from Contracts with Customers (Topic 606)

This ASU provides guidance on when to recognize revenue from contracts with customers.  The objective of this ASU is to eliminate diversity in practice related to this topic and to provide guidance that would streamline and enhance revenue recognition requirements.  The ASU defines five steps to recognize revenue, including identify the contract with a customer, identify the performance obligations in the contract, determine a transaction price, allocate the transaction price to the performance obligations and then recognize the revenue when or as the entity satisfies a performance obligation.  This update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and the Company is currently assessing all income streams, including different prepaid card programs so as to ascertain how breakage will be recognized under the standard.

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

ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

This ASU provides guidance to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes seven aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes; (6) practical expedient - expected term (nonpublic companies only); and (7) intrinsic value (nonpublic companies only). This update is effective for annual and interim periods in fiscal years beginning after December 15, 2016, and the Company early adopted the standard in the Company's third quarter of fiscal year 2017. Under the new standard, excess tax benefits and deficiencies related to employee stock-based compensation will be recognized directly within income tax expense or benefit in the Consolidated Statement of Income, rather than within additional paid-in capital. Additionally, as permitted under the new guidance, an accounting policy election was made to account for forfeitures of awards as they occur, which represents a change from the current requirement to estimate forfeitures when recognizing compensation expense. The impact of applying that guidance reduced reported income tax expense by $0.5 million for the quarter ended June 30, 2017. All income tax-related cash flows resulting from share-based payments are reported as an operating activity in the consolidated statements of cash flows. The Company elected to adopt the change in cash flow classification on a prospective basis, which resulted in an increase to net cash from operating activities and a corresponding decrease to net cash from financing activities in the accompanying consolidated statement of cash flows for the nine months ended June 30, 2017.

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

ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities

This ASU requires entities to shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments in this update require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and is not expected to have an impact on the consolidated financial statements .

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

Securities Available for Sale and Held to Maturity.  Securities available for sale are recorded at fair value on a recurring basis and securities held to maturity are carried at amortized cost.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  For both Level 1 and Level 2 securities, management uses various methods and techniques to corroborate prices obtained from the pricing service, including but not limited to reference to dealer or other market quotes, and by reviewing valuations of comparable instruments.  The Company’s Level 1 securities include equity securities and mutual funds.  Level 2 securities include U.S. Government agency and instrumentality securities, U.S. Government agency and instrumentality mortgage-backed securities, municipal bonds, corporate debt securities and trust preferred securities.  The Company had no Level 3 securities at June 30, 2017 or September 30, 2016.

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

The following table summarizes the fair values of securities available for sale and held to maturity at June 30, 2017 and September 30, 2016.  Securities available for sale are measured at fair value on a recurring basis, while securities held to maturity are carried at amortized cost in the consolidated statements of financial condition.

	Fair Value At June 30, 2017
	Available For Sale				Held to Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Small business administration securities	102,060	—	102,060	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	19,638	—	19,638	—
Non-bank qualified obligations of states and political subdivisions	917,875	—	917,875	—	446,475	—	446,475	—
Asset-backed securities	120,304	—	120,304	—	—	—	—	—
Mortgage-backed securities	666,424	—	666,424	—	115,808	—	115,808	—
Total debt securities	1,806,663	—	1,806,663	—	581,921	—	581,921	—
Common equities and mutual funds	1,445	1,445	—	—	—	—	—	—
Total securities	$1,808,108	$1,445	$1,806,663	$—	$581,921	$—	$581,921	$—

	Fair Value At September 30, 2016
	Available For Sale				Held to Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred securities	$12,978	$—	$12,978	$—	$—	$—	$—	$—
Small business administration securities	80,719	—	80,719	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	20,937	—	20,937	—
Non-bank qualified obligations of states and political subdivisions	698,672	—	698,672	—	477,202	—	477,202	—
Asset-backed securities	116,815	—	116,815	—	—	—	—	—
Mortgage-backed securities	558,940	—	558,940	—	134,435	—	134,435	—
Total debt securities	1,468,124	—	1,468,124	—	632,574	—	632,574	—
Common equities and mutual funds	1,125	1,125	—	—	—	—	—	—
Total securities	$1,469,249	$1,125	$1,468,124	$—	$632,574	$—	$632,574	$—

Loans.  The Company does not record loans at fair value on a recurring basis.  However, if a loan is considered impaired, an allowance for loan losses is established.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, Receivables.

The following table summarizes the assets of the Company that were measured at fair value in the consolidated statements of financial condition on a non-recurring basis as of June 30, 2017 and September 30, 2016.

	Fair Value At June 30, 2017
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
Total Impaired Loans	$—	$—	$—	$—
Foreclosed Assets, net	$364	$—	$—	$364
Total	$364	$—	$—	$364

	Fair Value At September 30, 2016
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
1-4 family residential mortgage loans	$68	$—	$—	$68
Total Impaired Loans	68	—	—	68
Foreclosed Assets, net	76			76
Total	$144	$—	$—	$144

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at June 30, 2017	Fair Value at September 30, 2016	Valuation Technique	Unobservable Input	Range of Inputs
Impaired Loans, net	$—	68	Market approach	Appraised values (1)	4.00 - 10.00%
Foreclosed Assets, net	$364	76	Market approach	Appraised values (1)	4.00 - 10.00%

(1)	The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimating selling costs in a range of 4% to 10%.

The following table discloses the Company’s estimated fair value amounts of its financial instruments as of the dates set forth below.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of June 30, 2017 and September 30, 2016, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at June 30, 2017 and September 30, 2016.

	June 30, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$65,630	$65,630	$65,630	$—	$—

Securities available for sale	1,808,108	1,808,108	1,445	1,806,663	—
Securities held to maturity	582,128	581,921	—	581,921	—
Total securities	2,390,236	2,390,029	1,445	2,388,584	—

Loans receivable:
One to four family residential mortgage loans	190,731	188,813	—	—	188,813
Commercial and multi-family real estate loans	493,859	484,155	—	—	484,155
Agricultural real estate loans	62,521	62,275	—	—	62,275
Consumer loans	172,151	173,416	—	—	173,416
Commercial operating loans	39,076	38,965	—	—	38,965
Agricultural operating loans	35,471	35,395	—	—	35,395
Premium finance loans	231,587	231,573	—	—	231,573
Total loans receivable	1,225,396	1,214,592	—	—	1,214,592

Federal Home Loan Bank stock	16,323	16,323	—	16,323	—
Accrued interest receivable	21,831	21,831	21,831	—	—

Financial liabilities
Noninterest bearing demand deposits	2,481,673	2,481,673	2,481,673	—	—
Interest bearing demand deposits, savings, and money markets	142,929	142,929	142,929	—	—
Certificates of deposit	83,760	83,190	—	83,190	—
Wholesale non-maturing deposits	23,505	23,505	23,505	—	—
Wholesale certificates of deposit	421,352	420,680	—	420,680	—
Total deposits	3,153,219	3,151,977	2,648,107	503,870	—

Advances from Federal Home Loan Bank	7,000	7,807	—	7,807	—
Federal funds purchased	275,000	275,000	275,000	—	—
Securities sold under agreements to repurchase	2,100	2,100	—	2,100	—
Capital lease	1,958	1,958	—	1,958	—
Trust preferred securities	10,310	10,446	—	10,446	—
Subordinated debentures	73,312	75,750	—	75,750	—
Accrued interest payable	2,463	2,463	2,463	—	—

	September 30, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$773,830	$773,830	$773,830	$—	$—

Securities available for sale	1,469,249	1,469,249	1,125	1,468,124	—
Securities held to maturity	619,853	632,574	—	632,574	—
Total securities	2,089,102	2,101,823	1,125	2,100,698	—

Loans receivable:
One to four family residential mortgage loans	162,298	163,886	—	—	163,886
Commercial and multi-family real estate loans	422,932	422,307	—	—	422,307
Agricultural real estate loans	63,612	63,868	—	—	63,868
Consumer loans	37,094	36,738	—	—	36,738
Commercial operating loans	31,271	31,108	—	—	31,108
Agricultural operating loans	37,083	36,897	—	—	36,897
Premium finance loans	171,604	172,000	—	—	172,000
Total loans receivable	925,894	926,803	—	—	926,803

Federal Home Loan Bank stock	47,512	47,512	—	47,512	—
Accrued interest receivable	17,199	17,199	17,199	—	—

Financial liabilities
Noninterest bearing demand deposits	2,167,522	2,167,522	2,167,522	—	—
Interest bearing demand deposits, savings, and money markets	136,568	136,568	136,568	—	—
Certificates of deposit	125,992	125,772	—	125,772	—
Total deposits	2,430,082	2,429,862	2,304,090	125,772	—

Advances from Federal Home Loan Bank	107,000	108,168	—	108,168	—
Federal funds purchased	992,000	992,000	992,000	—	—
Securities sold under agreements to repurchase	3,039	3,039	—	3,039	—
Capital lease	2,018	2,018	—	2,018	—
Trust preferred securities	10,310	10,437	—	10,437	—
Subordinated debentures	73,211	77,250	—	77,250	—
Accrued interest payable	875	875	875	—	—

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at June 30, 2017 and September 30, 2016.

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

LOANS RECEIVABLE, NET
The fair value of loans is estimated using a historical or replacement cost basis concept (i.e., an entrance price concept).  The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers and for similar remaining maturities.  When using the discounting method to determine fair value, homogeneous loans with similar terms and conditions were grouped together and discounted at a target rate at which similar loans would be made to borrowers at June 30, 2017 or September 30, 2016.  In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value as a result of the discounted cash flow which approximates the fair value adjustment for the credit quality component.

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

NOTE 12.    GOODWILL AND INTANGIBLE ASSETS

The Company held a total of $98.7 million of goodwill as of June 30, 2017. The recorded goodwill was due to two separate business combinations during fiscal 2015 and two separate business combinations during the first quarter of fiscal 2017: $11.6 million of goodwill in connection with the purchase of substantially all of the commercial loan portfolio and related assets of AFS/IBEX on December 2, 2014; $25.4 million of goodwill in connection with the purchase of substantially all of the assets and liabilities of Refund Advantage on September 8, 2015; $30.4 million of goodwill in connection with the purchase of substantially all of the assets of EPS on November 1, 2016; and $31.4 million of goodwill in connection with the purchase of substantially all of the assets and specified liabilities of SCS on December 14, 2016. The goodwill associated with these transactions is deductible for tax purposes.

The changes in the carrying amount of the Company’s goodwill and intangible assets for the nine months ended June 30, 2017 and 2016 were as follows:

	2017	2016
	(Dollars in Thousands)
Goodwill
Balance as of September 30,	$36,928	$36,928
Acquisitions during the period	61,795	—
Write-offs during the period	—	—
Balance as of June 30,	$98,723	$36,928

	Trademark(1)	Non-Compete(2)	Customer Relationships(3)	All Others(4)	Total
Intangibles
Balance as of September 30, 2016	$5,149	$127	$20,590	$3,055	$28,921
Acquisitions during the period	5,500	2,180	31,770	6,922	46,372
Amortization during the period	(442)	(371)	(9,084)	(598)	(10,495)
Write-offs during the period	—	—	—	—	—
Balance as of June 30, 2017	$10,207	$1,936	$43,276	$9,379	$64,798

Gross carrying amount	$10,990	$2,480	$57,810	$10,478	$81,758
Accumulated amortization	$(783)	$(544)	$(14,534)	$(1,099)	$(16,960)
Balance as of June 30, 2017	$10,207	$1,936	$43,276	$9,379	$64,798
(1) Book amortization period of 5-15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 3-5 years. Amortized using the straight line method.
(3) Book amortization period of 10-30 years. Amortized using the accelerated method.
(4) Book amortization period of 3-20 years. Amortized using the straight line method.

	Trademark(1)	Non-Compete(2)	Customer Relationships(3)	All Others(4)	Total
Intangibles
Balance as of September 30, 2015	$5,439	$227	$24,811	$3,100	$33,577
Acquisitions during the period	—	—	—	155	155
Amortization during the period	(216)	(75)	(3,191)	(162)	(3,644)
Write-offs during the period	—	—	—	—	—
Balance as of June 30, 2016	$5,223	$152	$21,620	$3,093	$30,088

Gross carrying amount	$5,490	$300	$26,040	$3,539	$35,369
Accumulated amortization	$(267)	$(148)	$(4,420)	$(446)	$(5,281)
Balance as of June 30, 2016	$5,223	$152	$21,620	$3,093	$30,088
(1) Book amortization period of 15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 3 years. Amortized using the straight line method.
(3) Book amortization period of 10-30 years. Amortized using the accelerated method.
(4) Book amortization period of 3-20 years. Amortized using the straight line method.

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in the remaining period of fiscal 2017 and subsequent fiscal years is as follows:

(Dollars in Thousands)
Remaining in 2017	$1,828
2018	11,855
2019	9,073
2020	7,292
2021	6,338
2022	5,030
Thereafter	23,382
Total anticipated intangible amortization	$64,798

The Company tests intangible assets for impairment at least annually or more often if conditions indicate a possible impairment.  There were no impairments to intangible assets during the three or nine months ended June 30, 2017 or 2016.  The annual goodwill impairment test for fiscal 2017 will be conducted at September 30, 2017.
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

On July 10, 2017, the Consumer Financial Protection Bureau (“CFPB”) issued its final rule with respect to the use of class action waivers in consumer arbitration agreements (“Rule”). As a result, the Rule will require that the Bank (i) no longer include a class action waiver provision in most of its contracts for consumer financial products and services offered by the Bank, including its prepaid card agreements and unsecured consumer loan agreements, and (ii) insert specific language into its arbitration provision that discloses to the consumer that the arbitration provision cannot be used to block or impede their participation in a class action. Additionally, to the extent that the Bank participates in individual arbitrations with consumers after the effective date of the Rule, it will be required to submit most data related to such arbitration to the CFPB for its review and analysis within 60 days of such data’s submission to an arbitrator or a court.

The Rule will apply to consumer product agreements (including consumer loan and prepaid agreements) 241 days after publication of the Rule in the Federal Register. However, as of the date of this filing, it is possible that the Rule will be blocked by legislative or other action. Regardless of this possibility, the Bank has begun to review the products and services to which the Rule will apply and has begun to identify the processes and procedures needed to implement the Rule across the Bank’s affected product portfolio.

NOTE 14.    SUBSEQUENT EVENTS

On July 27, 2017, the Company was advised they will not be providing interest-free Refund Advance loans for H&R Block tax preparation customers during the 2018 tax season. The Company’s relationship with H&R Block represented approximately $12.0 million in net earnings during fiscal year 2017. Given the loss of this relationship, the Company is reviewing the carrying value of intangible assets for potential impairment. The Company preliminarily estimates a pre-tax impairment charge of $10.7 million that would be recognized in the fourth quarter of fiscal 2017.

On August 2, 2017, the Company's bank subsidiary, MetaBank, entered into an extension to its current agreement with Jackson Hewitt Tax Service® to offer on an annual basis up to $750 million of interest-free refund advance loans, an increase of $300 million in available funds over last year. The agreement includes underwriting, origination, servicing, and loan retention, and is supported by Specialty Consumer Services, a division of MetaBank. Under the extended agreement, MetaBank will continue to provide these services through the 2020 tax season.

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

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” or the negative of those terms, or other words of similar meaning or similar expressions. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements are based on information currently available to us and assumptions about future events, and include statements with respect to the Company’s beliefs, expectations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such risks, uncertainties and other factors may cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Such statements address, among others, the following subjects: future operating results; customer retention; loan and other product demand; important components of the Company's statements of financial condition and operations; growth and expansion; new products and services, such as those offered by the Bank or Meta Payment Systems® (“MPS”), a division of the Bank; credit quality and adequacy of reserves; technology; and the Company's employees. The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: the risk that we are unable to recoup a significant portion of the lost earnings associated with the non-renewal of the agreement with H&R Block through agreements with new tax partners and expanded relationships with existing tax partners; the risk that the pre-tax impairment charge resulting from the non-renewal of the agreement with H&R Block exceeds management’s preliminary estimate; the risk that loan production levels and other anticipated benefits related to the agreement with Jackson Hewitt, as extended, may not be as much as anticipated; maintaining our executive management team; the strength of the United States' economy, in general, and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), as well as efforts of the United States Treasury in conjunction with bank regulatory agencies to stimulate the economy and protect the financial system; inflation, interest rate, market, and monetary fluctuations; the timely development of, and acceptance of new products and services offered by the Company, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third parties, including with respect to our tax refund processing business; any actions which may be initiated by our regulators in the future; the impact of changes in financial services laws and regulations, including, but not limited to, laws and regulations relating to the tax refund industry and the insurance premium finance industry, our relationship with our primary regulators, the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve, as well as the Federal Deposit Insurance Corporation (“FDIC”), which insures the Bank’s deposit accounts up to applicable limits; technological changes, including, but not limited to, the protection of electronic files or databases; acquisitions; litigation risk, in general, including, but not limited to, those risks involving the Bank's divisions; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by the Bank of its status as a well-capitalized institution, particularly in light of our growing deposit base, a portion of which has been characterized as “brokered”; changes in consumer spending and saving habits; and the success of the Company at maintaining its high quality asset level and managing and collecting assets of borrowers in default should problem assets increase.

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

The following discussion focuses on the consolidated financial condition of the Company at June 30, 2017, compared to September 30, 2016, and the consolidated results of operations for the three and nine months ended June 30, 2017 and 2016.  This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2016 and the related management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

OVERVIEW OF FINANCIAL PERFORMANCE

The Company recorded net income of $9.8 million, or $1.04 per diluted share, for the three months ended June 30, 2017, compared to net income of $8.9 million, or $1.04 per diluted share, for the three months ended June 30, 2016. The 2017 fiscal third quarter pre-tax results included $2.3 million in non-cash stock-related compensation associated with employment agreements for three executive officers, $1.9 million in amortization of intangible assets, $0.9 million payout of severance costs related to ongoing synergy efforts in our tax divisions, and $0.2 million of acquisition expenses.

Net interest income was $24.9 million in the 2017 fiscal third quarter, an increase of $5.0 million, or 25%, compared to the third quarter of 2016. This increase was primarily due to higher volumes in specialty finance loans inclusive of the floating rate student loan portfolio, higher volume and yields attained from investments (primarily in high credit quality, tax-exempt municipal bonds and floating rate asset-backed securities), and higher loan volumes in the retail bank.

Card fee income increased $4.3 million, or 23%, for the 2017 fiscal third quarter when compared to the same quarter in 2016. This increase was due in part to residual fees related to the wind down of one of our non-strategic partners and a promotional campaign by another partner.

Refund transfer ("RT") product fee income increased $2.4 million, or 69%, for the 2017 fiscal third quarter when compared to the same quarter in 2016. The increase was primarily due to the addition of EPS Financial ("EPS") on November 1, 2016.

The Company's fiscal 2017 third quarter average assets grew to $4.00 billion, compared to $3.07 billion in the 2016 third quarter, an increase of 30%.

Total loans receivable, net of allowance for loan losses, increased $354.9 million, or 42%, at June 30, 2017, compared to June 30, 2016. This increase was primarily related to growth in consumer loans of $135.2 million, of which $127.6 million was attributable to the student loan portfolio purchased in December 2016. Growth in commercial real estate loans of $107.1 million, or 28%, premium finance loans of $90.3 million, or 64%, and residential mortgage loans of $40.3 million, or 27%, also contributed to the increase in loans compared to June 30, 2016. Retail bank loans at June 30, 2017 were up $137.3 million, or 20%, compared to June 30, 2016. Excluding the purchased student loan portfolio and refund advance loans, total loans receivable, net of allowance for loan losses, at June 30, 2017 were up $226.9 million, or 27%, compared to June 30, 2016.

Payments division average deposits increased $178.4 million, or 9%, for the 2017 fiscal third quarter when compared to the same quarter of 2016. Excluding a one-time promotion by one of our partners that caused the roll-off of associated deposits when it ended, Payments average deposits would have increased $266.1 million, or 14%, when comparing the 2017 fiscal third quarter to the same quarter of 2016.

Non-performing assets (“NPAs”) were 1.17% of total assets at June 30, 2017, compared to 0.07% at June 30, 2016. The increase in NPAs was primarily related to two large, well-collateralized agricultural relationships becoming more than 90 days past due and which are still accruing along with remaining tax advance loans that are over 94% reserved, which we believe is adequate to cover losses.

On July 27, 2017, the Company was advised it will not be providing interest-free Refund Advance loans for H&R Block tax preparation customers during the 2018 tax season. The Company’s relationship with H&R Block represented approximately $12.0 million in net earnings during fiscal year 2017. Given the loss of this relationship, the Company is reviewing the carrying value of intangible assets for potential impairment. The Company preliminarily estimates a pre-tax impairment charge of $10.7 million that would be recognized in the fourth quarter of fiscal 2017.

On August 2, 2017, the Company's bank subsidiary, MetaBank, entered into an extension to its current agreement with Jackson Hewitt Tax Service® to offer on an annual basis up to $750 million of interest-free refund advance loans, an increase of $300 million in available funds over last year. The agreement includes underwriting, origination, servicing, and loan retention, and is supported by Specialty Consumer Services, a division of MetaBank. Under the extended agreement, MetaBank will continue to provide these services through the 2020 tax season.

Based on the current progress of negotiations with new tax partners and expanded relationships with existing tax partners, including Jackson Hewitt, the Company believes it will be able to recoup a significant portion of the lost earnings associated with the H&R Block program.

FINANCIAL CONDITION

At June 30, 2017, the Company’s assets increased by $13.3 million, or 0.3%, to $4.02 billion compared to $4.01 billion at September 30, 2016. The increase in assets was due to increases in investments, loans receivable, and goodwill and intangible assets associated with the acquisitions in the first quarter of fiscal 2017. These increases were offset in part by a significant reduction in cash and cash equivalents.

Total cash and cash equivalents were $65.6 million at June 30, 2017, a decrease of $708.2 million, or 92%, from $773.8 million at September 30, 2016.  The decrease was primarily driven by the reduction in the Company’s balances maintained in other banking institutions. Those balances were temporarily repositioned in the balance sheet as of September 2016 while the Company was preparing for the 2017 tax season. The Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the Federal Reserve Bank.

The total of mortgage-backed securities (“MBS”) and investment securities increased $301.1 million, or 14.4%, to $2.39 billion at June 30, 2017, compared to $2.09 billion at September 30, 2016, as purchases exceeded maturities, sales, and principal pay downs.  The Company’s portfolio of investment securities and MBS securities consists primarily of U.S. Government agency and instrumentality MBS, which have relatively short expected lives, U.S. Government related asset backed securities, U.S. Government agency or instrumentality collateralized housing related municipal securities, and high quality non-bank qualified obligations of states and political subdivisions (“NBQ”), which mature in approximately 15 years or less.  Of the total MBS, $666.4 million were classified as available for sale, and $117.4 million were classified as held to maturity.  Of the total investment securities, $1.14 billion were classified as available for sale and $464.7 million were classified as held to maturity. During the nine month period ended June 30, 2017, the Company purchased $292.2 million of MBS securities, $490.0 million of investment securities available for sale, and $0.9 million of investment securities held to maturity, with the available for sale investment security purchases consisting primarily of Ginnie Mae (“GNMA”) convertible and collateralized municipal housing securities and other municipal housing securities fully collateralized by U.S. agency and instrumentality securities.

The Company’s portfolio of net loans receivable increased $289.9 million , or 32%, to $1.21 billion at June 30, 2017, from $919.5 million at September 30, 2016. This increase was primarily attributable to a $135.1 million increase in consumer loans largely due to the student loan portfolio purchase, a $70.9 million, or 17%, increase in commercial real estate loans, a $60.0 million, or 35%, increase in premium finance loans, a $28.4 million, or 18%, increase in residential mortgage loans, and a $7.8 million, or 25%, increase in commercial operating loans, offset in part by a $2.7 million, or 3%, decrease in total agricultural loans, during the nine months ended June 30, 2017. Retail bank loans increased $101.7 million, or 14%, during this period. Excluding the student loan portfolio and refund advances, total loans receivable, net of allowance for loan losses, increased $161.9 million, or 18%, from September 30, 2016 to June 30, 2017. Of the $493.9 million in commercial and multi-family real estate loans at June 30, 2017, $92.5 million were considered high-volatility commercial real estate (“HVCRE”) loans.  While such HVCRE loans are risk-weighted at 150% rather than 100%, as is customary for non-HVCRE commercial loans, the increase to the Company’s risk-weighted assets continues to be inconsequential in terms of the Company’s capital ratios.

Total deposits increased $723.1 million, or 30%, at June 30, 2017, to $3.15 billion from $2.43 billion at September 30, 2016, primarily related to an increase of $444.9 million in wholesale deposits and a $314.2 million increase in non-interest bearing deposits. The increase in total deposits was partially offset by a decrease of $42.2 million in certificates of deposits, the majority of which were public funds and were utilized as part of the funding strategy for the 2017 tax season. Deposits attributable to the Payments segment increased by $312.3 million, or 15%, to $2.44 billion at June 30, 2017, compared to $2.13 billion at September 30, 2016.  The average balance of total deposits and interest-bearing liabilities was $3.48 billion for the nine month period ended June 30, 2017, compared to $2.60 billion for the same period in the prior year.  The average balance of non-interest bearing deposits for the nine month period ended June 30, 2017 increased by $264.2 million, or 13% to $2.29 billion at June 30, 2017, compared to the same period in the prior year. Excluding a one-time promotion by one of our partners that caused the roll-off of associated deposits, average non-interest bearing deposits would have increased 15% when comparing the nine month period ended June 30, 2017 to the comparable period in 2016.

Total borrowings decreased $817.9 million, or 69%, from $1.19 billion at September 30, 2016 to $369.7 million at June 30, 2017, primarily due to the decrease of federal funds purchased. At September 30, 2016, the Company's cash balances were much higher than normal due to the temporary repositioning of the balance sheet as part of its preparations for the 2017 tax season. The Company also added wholesale deposits throughout fiscal 2017 which helped minimize borrowings. The Company’s overnight federal funds purchased fluctuates on a daily basis due to the nature of a portion of its non-interest bearing deposit base, primarily related to payroll processing timing with a higher volume of overnight federal funds purchased on Monday through Wednesday, which are typically paid down on Thursday and Friday.  Secondarily, a portion of certain programs are prefunded, typically in the final week of the month and the corresponding deposits are received typically on the first day of the following month causing a temporary increased need for overnight borrowings. Accordingly, our level of borrowings may fluctuate significantly on any particular quarter end date.

At June 30, 2017, the Company’s stockholders’ equity totaled $430.2 million, an increase of $95.2 million, from $335.0 million at September 30, 2016.  The increase was attributable to net earnings and an increase in additional paid-in capital due to the Company's fiscal first quarter acquisitions, offset by dividends paid. At June 30, 2017, the Bank continued to exceed all regulatory requirements for classification as a well‑capitalized institution.  See “Liquidity and Capital Resources” for further information.

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

Consumer tax advance loans, originated through the Company's tax divisions, are interest and fee free to the consumer. Due to the nature of consumer advance loans, it typically takes no more than three e-file cycles, the period of time between scheduled IRS payments, from when the return is accepted to collect. In the event of default, MetaBank has no recourse with the tax consumer. Generally, when the refund advance loan becomes delinquent for 180 days or more, or when collection of principal becomes doubtful, the Company will charge off the loan balance.

The Company believes that the level of allowance for loan losses at June 30, 2017 was appropriate and reflected probable losses related to these loans; however, there can be no assurance that all loans will be fully collectible or that the present level of the allowance will be adequate in the future. See “Allowance for Loan Losses” below.

The table below sets forth the amounts and categories of non-performing assets in the Company’s portfolio as of the dates set forth below. Foreclosed assets include assets acquired in settlement of loans.

	Non-Performing Assets As Of
	June 30, 2017	September 30, 2016
Non-Performing Loans	(Dollars in Thousands)

Non-Accruing Loans:
1-4 Family Real Estate	$59	$83
Commercial and Multi-Family Real Estate	169	—
Total (1)	228	83

Accruing Loans Delinquent 90 Days or More
Agricultural Real Estate	36,208	—
Consumer (2)	9,372	53
Premium Finance	805	965
Total	46,385	1,018

Total Non-Performing Loans	46,613	1,101

Other Assets	—	—

Foreclosed Assets:
1-4 Family Real Estate	61	76
Commercial and Multi-Family Real Estate	303	—
Total	364	76

Total Other Assets	$364	$76

Total Non-Performing Assets	$46,977	$1,177
Total as a Percentage of Total Assets	1.17%	0.03%

(1)
During the three-month periods ended June 30, 2017 and September 30, 2016, the Company had no loans modified as troubled debt restructurings ("TDRs"). In addition, the Company had $0.5 million of TDRs performing in accordance with their terms at each of the periods ended June 30, 2017 and September 30, 2016.

(2)	June 30, 2017 amount includes $8.3 million of non-interest earning taxpayer advance loans.

At June 30, 2017, non-performing loans totaled $46.6 million, representing 3.80% of total loans, compared to $1.1 million, or 0.12% of total loans at September 30, 2016. This increase in non-performing loans was primarily related to two large, well-collateralized agricultural relationships becoming more than 90 days past due that are in the process of collection.

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

On the basis of management’s review of its loans and other assets, at June 30, 2017, the Company had classified $49.1 million of its assets as substandard and did not classify any assets as doubtful or loss. At September 30, 2016, the Company classified $9.0 million of its assets as substandard and did not classify any assets as doubtful or loss. The increase in assets classified as substandard was primarily due to downgrades of two large well-collateralized agricultural relationships.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the appropriateness of its allowance for loan losses. While management believes that there are aspects of the current economic environment that may cause a drag on the market, it has continued to show signs of improvement in the Bank’s markets over the last several years. The Bank’s loss rates over the past seven years have been relatively low for all loan segments, although the Company did have a significant charge off of an agriculture relationship during fiscal year 2016.  Notwithstanding these signs of improvement, the Bank does not believe that these low loss conditions are likely to continue indefinitely.  Although the Bank’s four market areas have indirectly benefited from a relatively stable agricultural market, the market has become somewhat more stressed with lower commodity prices over the last couple of years and commodity prices remain lower than a few years ago.  Much of the area in which the Bank does agricultural lending is currently experiencing dry or drought conditions.  If the current weather conditions persist, crop yields and livestock prices in the coming months may be adversely impacted.

At June 30, 2017, the Company had established an allowance for loan losses totaling $15.0 million, compared to $5.6 million at September 30, 2016. During the nine months ended June 30, 2017, the Company recorded a provision for loan losses of $10.7 million, partially offset by $1.4 million of net charge offs, compared to $4.2 million of net charge offs for the nine months ended June 30, 2016. The year to date increase in the allowance for loan losses was primarily driven by a $8.6 million reserve related to tax advance loans. In addition, downgrades to agriculture relationships throughout fiscal year 2017 contributed to an increased provision. Given the underlying values of collateral (primarily land related to our agricultural loans), we believe we have minimal loss exposure in the portfolio. Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the current level of the allowance for loan losses at June 30, 2017 reflected an appropriate allowance against probable losses from the loan portfolio. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.

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

Allowance for Loan Losses.  The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  Although management believes the levels of the allowance at both June 30, 2017 and September 30, 2016 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in losses in excess of the applicable allowance.

Goodwill and Intangible Assets.  Each quarter, the Company evaluates the estimated useful lives of its amortizable intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization.  In accordance with ASC 350, Intangibles – Goodwill and Other, recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate.  If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company was advised on July 27, 2017 that they will not be providing interest-free Refund Advance loans for H&R Block tax preparation customers during the 2018 tax season. Given the loss of this relationship, the Company is reviewing the related carrying value of intangible assets for potential impairment. The Company preliminary estimates a pre-tax impairment charge of $10.7 million.

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

RESULTS OF OPERATIONS

General. The Company recorded net income of $9.8 million, or $1.04 per diluted share, for the three months ended June 30, 2017, compared to net income of $8.9 million, or $1.04 per diluted share, for the three months ended June 30, 2016. The 2017 fiscal third quarter pre-tax results included $1.9 million of amortization of intangible assets, $0.9 million payout of severance costs related to ongoing synergy efforts in our tax divisions, and $0.2 million of acquisition expenses, primarily related to the fair value originally recorded for the SCS contingent consideration cash payout. In addition, pre-tax results included $2.3 million in non-cash stock related compensation associated with stock awards granted in connection with three executives signing long-term employment agreements in the first and second quarters of fiscal 2017. Total revenue for the fiscal 2017 third quarter was $55.8 million, compared to $43.7 million for the same quarter in 2016, an increase of $12.1 million, or 28%, primarily due to an increase in interest from loans, card fee income, income from tax-exempt securities (included in other investment securities), and RT product fee income.

The Company recorded net income of $43.2 million, or $4.66 per diluted share, for the nine months ended June 30, 2017, compared to $27.2 million, or $3.21 per diluted share, for the same period in fiscal year 2016. The increase in net earnings for the nine months ended June 30, 2017 was primarily due to increases of $60.8 million in non-interest income and $11.3 million in net interest income, offset by an increase of $42.5 million in non-interest expense. Total revenue for the nine months ended June 30, 2017 was $211.1 million, compared to $139.0 million for the same period of the prior year, an increase of $72.1 million, or 52%, driven by growth in tax advance fee income, card fee income, RT product fee income, loan interest income and investment interest income.

Seasonality.  In the industries for electronic payments processing and tax refund processing, companies commonly experience seasonal fluctuations in revenue. For example, in recent years, the Company's results of operations for the first half of each fiscal year have been favorably affected by large numbers of taxpayers electing to receive their tax refunds via direct deposit on our pre-paid cards, which caused their operating revenues to be typically higher in the first half of those years than they were in the corresponding second half of those years. Meta's tax business is expected to continue to generate the vast majority of its revenues in the Company's fiscal second quarter, with some additional revenues in the third quarter, while most expenses are spread throughout the year with some elevated expenses in the December and March quarters. Management expects the Company's revenue to continue to be based on seasonal factors that affect the electronic payments processing and tax refund processing industries as a whole. The Company and its tax preparation partners rely on the Internal Revenue Service (the “IRS”), technology, and employees when processing and preparing tax refunds and tax-related products and services.

Net Interest Income.  Net interest income for the fiscal 2017 third quarter increased by $5.0 million, or 25%, to $24.9 million from $19.9 million for the same quarter in 2016, primarily due to significant increases in volume in the specialty finance loans, which includes premium finance loans and the purchased student loan portfolio. Growth in investment security balances and yields attained also contributed to the increase in net interest income. Additionally, the overall increase was driven by a better mix and higher percentage of loans as a percentage of interest earning assets. The quarterly average outstanding balance of loans from all sources as a percentage of interest earning assets increased from 29% during the third fiscal quarter of 2016 to 33% as of the third fiscal quarter of 2017. Offsetting this increase, lower yielding agency Mortgage Backed Securities ("MBS") decreased from 26% of interest earning assets in the fiscal third quarter of 2016 compared to 22% of interest earning assets for the same quarter in 2017. Net interest income for the fiscal 2017 third quarter was up $1.0 million from the Company's fiscal 2017 second quarter, as anticipated, due to a better mix of earning assets, even though the quarterly average earning assets decreased substantially from the fiscal second quarter of 2017 to the fiscal third quarter. The decrease, as anticipated, was related to lower uninvested cash balances and seasonal tax advance loans.

Net Interest Margin (“NIM”) decreased from 3.27% in the fiscal 2016 third quarter to 3.25% in the fiscal 2017 third quarter. When excluding the subordinated debt issued in the 2016 fourth fiscal quarter, NIM would have been 3.38%, or an additional 13 basis points in the fiscal 2017 third quarter. Excluding tax advance loans, NIM would have increased by an additional basis point to 3.39% for the third quarter of fiscal 2017.

While the subordinated debt issuance in 2016 increased the cost of funds at the Company level, MetaBank's cost of funds for the fiscal 2017 second quarter remained at levels much lower than the overall Company cost of funds, and as the Company's deposit base grows, will have a more muted affect on overall Company cost of funds.

The overall reported tax equivalent yield (“TEY”) on average earning asset yields increased by 31 basis points to 3.69% when comparing the fiscal 2017 third quarter to the 2016 third quarter, which was driven primarily by the Company's improved earning asset mix with increased exposure to its high quality premium finance, student, and retail bank loan portfolios and highlights the beneficial tailwind provided by this rotation.

The fiscal 2017 third quarter TEY on the securities portfolio increased by 25 basis points compared to the comparable prior year fiscal quarter primarily due to a shifting mix in the investment portfolio with new investments in overall higher yielding investment securities, primarily mortgage related, tax exempt municipal securities rather than traditional agency MBS and a higher rate environment when significant purchases were made in our fiscal second quarter.

The Company’s average interest-earning assets for the fiscal 2017 third quarter increased by $775.8 million, or 27%, to $3.63 billion, up from $2.85 billion during the same quarter last fiscal year, primarily from growth in loan portfolios and tax-exempt investments securities, of $378.1 million and $249.8 million, respectively.

The Company’s average total deposits and interest-bearing liabilities for the 2017 third fiscal quarter increased $780.4 million, or 29%, to $3.48 billion from $2.69 billion for the same quarter of the prior fiscal year. A portion of this increase was due to the utilization of advantageous pricing and strategic maturities on certain wholesale deposits, as well as the Company's completion of the public offering of its subordinated notes in August 2016, which are due August 15, 2026. Average wholesale deposits increased $348.8 million for the three months ended June 30, 2017 compared to the same period of the prior year. Average quarterly deposits in the Payments segment increased in the fiscal 2017 third quarter by $178.4 million, or 9%, from the same period last year. This increase resulted almost entirely from growth in core prepaid card programs. Excluding the aforementioned promotion that caused the roll-off of associated deposits, average Payments-generated deposits would have increased $266.1 million, or 14%, when comparing the 2017 fiscal third quarter to the same period of the prior year.

Overall, the Company's cost of funds for all deposits and borrowings averaged 0.45% during the fiscal 2017 third quarter, compared to 0.13% for the 2016 third quarter. This increase was due in part to the issuance of the Company's subordinated debt, which had an impact of approximately 12 basis points. In addition, increases in the Company's average borrowings and wholesale deposit balances, along with a rise in the short term funding rates, also contributed to the higher cost of funds. At June 30, 2017 and 2016, low-cost checking deposits represented 81% and 92% of total deposits, respectively.

For the nine months ended June 30, 2017, net interest income was $68.7 million compared to $57.4 million for the same period in the prior year. This increase was primarily due to increases of volume and overall yields in the specialty finance loans, which includes the premium finance and purchased student loan portfolio, increased retail bank loan volumes, and growth in investment security balances and yields attained particularly in tax exempt and asset backed securities. The TEY of MBS and other investments was 3.13% for the nine months ended June 30, 2017, compared to 2.95% for the same period of 2016.

Average interest-earning assets for the nine months ended June 30, 2017 increased 31% from the comparable prior fiscal year period, while interest-bearing liabilities increased by 106% primarily related to the wholesale deposits and subordinated debt described above.

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

Three Months Ended June 30,	2017			2016
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate
Interest-earning assets:
Specialty Finance Loans*	$356,257	$4,864	5.48%	$135,643	$1,885	5.59%
Tax Advance Loans	10,508	—	—%	1,475	—	—%
Retail Bank Loans	837,539	9,225	4.42%	689,105	7,395	4.32%
Mortgage-Backed Securities	783,164	4,544	2.33%	737,666	3,777	2.06%
Tax Exempt Investment Securities	1,348,589	8,314	3.80%	1,098,775	6,544	3.63%
Asset-Backed Securities	117,834	782	2.66%	66,845	380	2.29%
Other Investment Securities	133,169	903	2.72%	100,890	638	2.54%
Cash & Fed Funds Sold	40,833	229	2.24%	21,693	144	2.66%
Total interest-earning assets	3,627,893	$28,861	3.69%	2,852,092	$20,763	3.38%
Non-interest-earning assets	371,685			215,703
Total assets	$3,999,578			$3,067,795

Non-interest bearing deposits	$2,295,046	$—	0.00%	$2,079,457	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	42,447	45	0.42%	37,098	22	0.24%
Savings	59,081	8	0.05%	77,655	6	0.03%
Money markets	43,479	19	0.18%	44,396	18	0.16%
Time deposits	75,417	139	0.74%	66,479	90	0.55%
Wholesale deposits	348,771	828	0.95%	—	—	—%
FHLB advances	8,923	125	5.61%	20,956	141	2.71%
Overnight fed funds purchased	512,154	1,470	1.15%	354,659	448	0.51%
Subordinated debentures	73,290	1,112	6.09%	—	—	—%
Other borrowings	16,642	172	4.13%	14,140	119	3.39%
Total interest-bearing liabilities	1,180,204	3,918	1.33%	615,383	844	0.55%
Total deposits and interest-bearing liabilities	3,475,250	$3,918	0.45%	2,694,840	$844	0.13%
Other non-interest bearing liabilities	99,919			53,730
Total liabilities	3,575,169			2,748,570
Shareholders' equity	424,409			319,225
Total liabilities and shareholders' equity	$3,999,578			$3,067,795
Net interest income and net interest rate spread including non-interest bearing deposits		$24,943	3.24%		$19,919	3.26%

Net interest margin			3.25%			3.27%
*Specialty Finance Loan Receivables include loan portfolios the Company deems as non-retail bank product offerings or loans not generated by the Retail Bank itself (for example, premium finance and purchased loan portfolios). The loan receivables included in this line item are included in the customary loan categories presented elsewhere in this report.

Nine Months Ended June 30,	2017			2016
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate
Interest-earning assets:
Specialty Finance Loans*	$294,516	$11,847	5.38%	$123,494	$5,131	5.55%
Tax Advance Loans	63,796	11	0.02%	4,747	—	—%
Retail Bank Loans	799,071	25,682	4.30%	650,001	21,016	4.32%
Mortgage-Backed Securities	745,566	12,345	2.21%	738,929	12,258	2.22%
Tax Exempt Investment Securities	1,289,311	23,541	3.76%	1,033,759	18,142	3.55%
Asset-Backed Securities	117,901	2,200	2.49%	40,783	665	2.18%
Other Investment Securities	115,188	2,316	2.69%	101,621	1,916	2.52%
Cash & Fed Funds Sold	176,336	1,212	0.92%	45,622	539	1.58%
Total interest-earning assets	3,601,685	$79,154	3.41%	2,738,956	$59,667	3.34%
Non-interest-earning assets	363,041			204,424
Total assets	$3,964,726			$2,943,380

Non-interest bearing deposits	$2,286,266	$—	0.00%	$2,022,095	$—	0.00%
Interest-bearing liabilities:
Interest-bearing checking	41,048	126	0.41%	36,060	64	0.24%
Savings	56,079	23	0.06%	61,904	17	0.04%
Money markets	45,672	61	0.18%	45,182	54	0.16%
Time deposits	102,819	570	0.74%	70,294	299	0.57%
Wholesale funding	561,994	3,381	0.80%	—	—	—%
FHLB advances	12,037	388	4.31%	49,409	472	1.28%
Overnight fed funds purchased	286,212	2,030	0.95%	303,664	1,001	0.44%
Subordinated debentures	73,256	3,335	6.09%	—	—	—%
Other borrowings	15,390	498	4.32%	14,491	348	3.20%
Total interest-bearing liabilities	1,194,507	10,412	1.17%	581,004	2,255	0.52%
Total deposits and interest-bearing liabilities	3,480,773	$10,412	0.40%	2,603,099	$2,255	0.12%
Other non-interest bearing liabilities	94,842			41,878
Total liabilities	3,575,615			2,644,977
Shareholders' equity	389,111			298,403
Total liabilities and shareholders' equity	$3,964,726			$2,943,380
Net interest income and net interest rate spread including non-interest bearing deposits		$68,742	3.01%		$57,412	3.23%

Net interest margin			3.02%			3.23%
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

Three Months Ended June 30,	2017			2016
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (2)
Securities Portfolio Assets
Mortgage-backed securities	$783,164	$4,544	2.33%	$737,666	$3,777	2.06%
*Other investments	1,599,592	9,999	3.63%	1,266,510	7,562	3.47%
Total Securities Portfolio Assets	$2,382,756	$14,543	3.20%	$2,004,176	$11,339	2.95%
*Excludes FHLB Stock

(1)	Tax rate used to arrive at the TEY for the three months ended June 30, 2017 was 35%

(2)	Tax rate used to arrive at the TEY for the three months ended June 30, 2016 was 34%

Nine Months Ended June 30,	2017			2016
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (2)
Securities Portfolio Assets
Mortgage-backed securities	$745,566	$12,345	2.21%	$738,929	$12,258	2.22%
*Other investments	1,522,400	28,057	3.58%	1,176,163	20,723	3.42%
Total Securities Portfolio Assets	$2,267,966	$40,402	3.13%	$1,915,092	$32,981	2.95%
*Excludes FHLB Stock

(1)	Tax rate used to arrive at the TEY for the nine months ended June 30, 2017 was 35%

(2)	Tax rate used to arrive at the TEY for the nine months ended June 30, 2016 was 34%

Provision for Loan Losses.  The Company recorded a $1.2 million and a $10.7 million provision for loan losses in the three and nine month periods ended June 30, 2017, respectively, as compared to a $2.1 million and $4.1 million provision for loan losses in the three and nine month periods ended June 30, 2016, respectively. The provision during the three months ended June 30, 2017 was primarily comprised of a $0.7 million reserve related to retail bank loans driven by increases in both loan volume and qualitative factors and a $0.4 million reserve related to tax advance loans. The majority of the provision expense during the nine months ended June 30, 2017, was primarily driven by a $8.6 million reserve, most of which was taken during the second quarter of fiscal 2017, related to tax season loans. In addition, the downgrade of a significant agriculture relationship during the second quarter of fiscal 2017 also contributed to an increased provision. See Note 4 to the Condensed Consolidated Financial Statements.

Non-Interest Income.  Non-interest income for the fiscal 2017 third quarter increased by $7.0 million, or 29%, to $30.8 million from $23.8 million for the same period in the prior fiscal year. The increase was primarily due to an increase in RT product fee income of $2.4 million, or 69%, predominantly from the addition of EPS and an increase in card fee income of $4.3 million, or 23%, primarily driven by residual fees related to the wind down of one of our non-strategic partners and a promotional campaign by another partner.

Non-interest income for the nine months ended June 30, 2017 of $142.3 million, increased $60.8 million, or 75%, from $81.5 million in the same period in the prior fiscal year, due mostly to an increase in tax advance fee income, card fee income, and RT product fee income. Tax advance fee income increased $29.9 million, card fee income increased $15.4 million, and RT product fee income increased $15.4 million.

Non-Interest Expense.  Non-interest expense increased $10.6 million, or 33%, to $42.2 million, for the third quarter of fiscal year 2017, as compared to $31.6 million for the same period in 2016. This increase was largely caused by a $6.8 million increase in compensation and benefits expense, a $1.3 million increase in RT product expense, and a $0.7 million increase in amortization expense. The increase in compensation and benefits expense was primarily due to increased staffing from the EPS and SCS acquisitions, non-cash stock-related compensation associated with three executive officers signing long-term employment agreements and payout of severance costs of $0.9 million related to ongoing synergy efforts in our tax divisions.The increase in tax product expense was related to the increased activity from our tax distribution channels and recent tax agreements that carried over into the 2017 third fiscal quarter. Amortization expense increased from the third quarter of 2016 due to the EPS and SCS acquisitions. Also leading to the increase in non-interest expense was a $0.9 million increase in other expense and a $0.6 million increase in occupancy and equipment, both primarily driven by the acquisitions of SCS and EPS.

Non-interest expense for the nine months ended June 30, 2017 increased by $42.5 million, or 41%, to $145.9 million compared to the same period in the prior fiscal year. Compensation and benefits expense increased $19.7 million, or 42%, for the 2017 nine month period, versus the same period last year due primarily to a 25% increase in overall staffing, the previously mentioned non-cash stock related compensation and tax synergy severance costs, and compensation paid to staff employed on a temporary basis as part of our seasonal tax business. The increase in overall staffing was largely driven by the additional employees hired as part of the EPS and SCS acquisitions. In addition, intangibles amortization increased $6.9 million, RT product expense increased $3.2 million, tax advance product expense increased $3.2 million and legal and consulting expense increased $2.4 million. These increases were primarily related to the EPS and SCS acquisitions and a potential acquisition opportunity during the fiscal second quarter that the Company is no longer pursuing.

Income Tax.  Income tax expense for the third quarter of fiscal 2017 was $2.5 million, or an effective tax rate of 20.5%, compared to $1.1 million, or an effective tax rate of 11.3%, for the same period in the prior year. The increase in the effective tax rate is primarily due to increased annual taxable earnings for fiscal 2017. For the first nine months of fiscal year 2017, the effective tax rate was 20.7%. The effective tax rate is not expected to change significantly for the remainder of fiscal 2017.

The Company early adopted ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The requirement to report the excess tax benefit related to settlements of share-based payment awards in earnings as an increase or (decrease) to income tax expense has been applied utilizing the prospective method and resulted in a tax benefit of $0.5 million for the quarter ended June 30, 2017. The Company also recognized $0.3 million in compensation expense for the quarter ended June 30, 2017 related to the reversal of forfeitures utilizing the modified retrospective method. While the adoption of ASU 2016-09 requires retrospective application to all fiscal year periods presented, the Company elected to not recast previously reported financial statements as the impact was considered insignificant.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, derived principally through its MPS division, and to a lesser extent through its Retail Bank division and tax divisions, borrowings, principal and interest payments on loans, mortgage-backed securities and certain housing related municipal securities which also pay monthly principal and interest, as well as maturing investment securities. In addition, the Company utilizes wholesale deposit sources to help with temporary funding needs or when favorable terms are available. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are influenced by the level of interest rates, general economic conditions and competition. The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At June 30, 2017, the Company had commitments to originate and purchase loans and unused lines of credit totaling $263.5 million.  The Company believes that loan repayments and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

In July 2013, the Company’s primary federal regulator, the Federal Reserve, and the Bank’s primary federal regulator, the OCC, approved final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards.  The Basel III Capital Rules substantially revised the risk-based capital requirements applicable to financial institution holding companies and their depository institution subsidiaries, including us and the Bank, as compared to the current U.S. general risk-based capital rules. The Basel III Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios.  The Basel III Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. In addition, the Basel III Capital Rules implement certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies’ rules. The Basel III Capital Rules became effective for us and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier I capital (as defined) to average assets (as defined).  At June 30, 2017, both the Bank and the Company exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements.  The Company and the Bank took the accumulated other comprehensive income (“AOCI”) opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.

The tables below include certain non-GAAP financial measures that are used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies.  Management reviews these measures along with other measures of capital as part of its financial analysis.

				Minimum
				Requirement to Be
			Minimum	Well Capitalized
			Requirement For	Under Prompt
			Capital Adequacy	Corrective Action
At June 30, 2017	Company	Bank	Purposes	Provisions

Tier 1 leverage ratio	7.39%	9.44%	4.00%	5.00%
Common equity Tier 1 capital ratio	14.03	18.56	4.50	6.50
Tier 1 capital ratio	14.54	18.56	6.00	8.00
Total qualifying capital ratio	19.08	19.34	8.00	10.00

The following table provides certain non-GAAP financial measures used to compute certain of the ratios included in the table above, as well as a reconciliation of such non-GAAP financial measures to the most directly comparable financial measure in accordance with GAAP:

Standardized Approach (1) June 30, 2017
(Dollars in Thousands)

Total equity	$430,213
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	96,273
LESS: Certain other intangible assets	51,839
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	874
LESS: Net unrealized gains (losses) on available-for-sale securities	7,397
Common Equity Tier 1 (1)	273,830
Long-term debt and other instruments qualifying as Tier 1	10,310
LESS: Additional tier 1 capital deductions	218
Total Tier 1 capital	283,922
Allowance for loan losses	15,203
Subordinated debentures (net of issuance costs)	73,312
Total qualifying capital	372,437

(1)
Capital ratios were determined using the Basel III capital rules that became effective on January 1, 2015. Basel III revised the definition of capital, increased minimum capital ratios, and introduced a minimum CET1 ratio; those changes are being fully phased in through the end of 2021.

The following table provides a reconciliation of tangible common equity used in calculating tangible book value data to Total Stockholders' Equity.

June 30, 2017
(Dollars in Thousands)
Total Stockholders' Equity	$430,213
LESS: Goodwill	98,723
LESS: Intangible assets	64,798
Tangible common equity	266,692
LESS: AOCI	7,397
Tangible common equity excluding AOCI	259,295

Due to the predictable, quarterly cyclicality of MPS deposits in conjunction with tax season business activity, management believes that a six-month capital calculation is a useful metric to monitor the Company’s overall capital management process. As such, the Bank’s six-month average Tier 1 leverage ratio, Common equity Tier 1 capital ratio, Tier 1 capital ratio, and Total qualifying capital ratio as of June 30, 2017 were 8.95%, 18.26%, 18.26%, and 19.02%, respectively.

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

Based on current and expected continued profitability and subject to continued access to capital markets, we believe that the Company and the Bank will continue to meet targeted capital ratios required by the revised requirements, as they become effective.

CONTRACTUAL OBLIGATIONS

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations" in the Company’s Annual Report on Form 10-K for its fiscal year ended September 30, 2016 for a summary of our contractual obligations as of September 30, 2016. There were no material changes outside the ordinary course of our business in contractual obligations from September 30, 2016 through June 30, 2017.

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

For discussion of the Company’s off-balance sheet financing arrangements as of June 30, 2017, see Note 7 to our consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q. Depending on the extent to which the commitments or contingencies described in Note 7 occur, the effect on the Company’s capital and net income could be significant.

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

The EAR analysis used in the following table reflects the required analysis used no less than quarterly by management. It models -100, +100, +200, +300, and +400 basis point parallel shifts in market interest rates over the next one-year period. Due to the current low level of interest rates, only a -100 basis point parallel shift is represented. The Company is within Board policy limits for all rate scenarios using the snapshot as of June 30, 2017 as required by regulation.  The table below shows the results of the scenarios as of June 30, 2017:

Net Sensitive Earnings at Risk

Net Sensitive Earnings at Risk
Balances as of June 30, 2017	Standard (Parallel Shift) Year 1
	Net Interest Income at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-6.2%	3.4%	5.5%	7.4%	9.5%
Board Policy Limits	-8.0%	-8.0%	-10.0%	-15.0%	-20.0%

The EAR analysis reported at June 30, 2017, shows that in all rising rate scenarios, more assets than liabilities would reprice over the modeled one-year period.

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

For management to better understand the IRR position of the Bank, an alternative IRR analysis was completed whereby all June 30, 2017 values were utilized with the exception of overnight borrowings, total deposits, cash due from banks, non-earning assets, and non-paying liabilities. To diminish potential issues documented above, quarterly average balances were utilized for overnight borrowings, total deposits, and cash due from banks. Non-earning assets and non-paying liabilities were used to balance the balance sheet. Management believes this view on IRR, while still subject to some yearly cyclicality, typically, more accurately portrays the Bank’s IRR position.  As noted in the chart below, the alternative EAR results are more normalized as timing issues in deposits and overnight borrowings are diminished.

The Company would have been within policy limits as of June 30, 2017 in all scenarios utilizing the alternative IRR scenario run.  The table below highlights those results:
Alternative Net Sensitive Earnings at Risk

Net Sensitive Earnings at Risk
Alternative IRR Results	Standard (Parallel Shift) Year 1
	Net Interest Income at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-3.6%	0.7%	—%	(0.8)%	(1.5)%
Board Policy Limits	-8.0%	-8.0%	-10.0%	-15.0%	-20.0%

The alternative EAR analysis reported at June 30, 2017 shows that in an increasing +100 interest rate environment, more assets than liabilities would reprice over the modeled one-year period. However, in a +200 scenario the results are more neutral to changes in interest rates, and in the +300 and +400 interest rate scenarios, more liabilities (primarily due to overnight federal funds purchased) than assets would reprice over the modeled one-year period.

The alternative IRR results were somewhat lower in regard to the change in net interest income at risk percentages as compared to the fiscal 2017 second quarter alternative IRR results, as a portion of the tax related deposits decayed, as expected, which resulted in higher average borrowings and a decreased average non-interest bearing deposit base. The Company anticipates solid EAR results in a rising rate environment due to continued premium finance loan growth, the addition of adjustable rate loans and securities, continued growth of non-interest bearing MPS deposits, and the sustained execution on its strategic plan.

Net Sensitive Earnings at Risk as of June 30, 2017

Balances as of June 30, 2017
		% of	Change in Interest Income/Expense for a given change in interest rates
	Total Earning	Total Earning	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Assets (in $000's)	Assets	-100	Base	+100	+200	+300	+400
Total Loans	1,209,164	34.9%	61,879	66,473	71,165	75,823	80,478	85,232
Total Investments (non-TEY) and other Earning Assets	2,252,718	65.1%	48,011	54,831	59,771	63,216	66,478	69,915
Total Interest-Sensitive Income	3,461,882	100.0%	109,890	121,304	130,936	139,039	146,956	155,147
Total Interest-Bearing Deposits	671,546	70.4%	2,873	4,510	7,544	10,577	13,611	16,644
Total Borrowings	282,000	29.6%	1,341	4,091	6,841	9,591	12,341	15,091
Total Interest-Sensitive Expense	953,546	100.0%	4,214	8,601	14,385	20,168	25,952	31,735

Alternative Net Sensitive Earnings at Risk

Alternative IRR Results
		% of	Change in Interest Income/Expense for a given change in interest rates
	Total Earning	Total Earning	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Assets (in $000's)	Assets	-100	Base	+100	+200	+300	+400
Total Loans	1,209,164	34.9%	61,879	66,473	71,165	75,823	80,478	85,232
Total Investments (non-TEY) and other Earning Assets	2,253,528	65.1%	48,014	54,834	59,749	63,144	66,330	69,666
Total Interest-Sensitive Income	3,462,692	100.0%	109,893	121,307	130,914	138,967	146,808	154,898
Total Interest-Bearing Deposits	569,195	52.1%	1,062	3,308	6,948	10,587	14,227	17,866
Total Borrowings	523,604	47.9%	2,086	7,252	12,418	17,584	22,750	27,916
Total Interest-Sensitive Expense	1,092,799	100.0%	3,148	10,560	19,366	28,171	36,977	45,782

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
The Company was within Board policy limits for all scenarios. The table below shows the results of the scenarios as of June 30, 2017:

Economic Value Sensitivity as of June 30, 2017

Balances as of June 30, 2017	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-2.8%	-0.8%	-3.7%	-7.6%	-10.5%
Board Policy Limits	-10.0%	-10.0%	-20.0%	-30.0%	-40.0%

The EVE at risk reported at June 30, 2017 shows that as interest rates increase, the economic value of equity position will decrease from the base, primarily due to the degree of the economic value of its base asset size in relation to the economic value of its base liability size. When viewing total asset versus total liability economic value, projected total assets are less negatively affected on a percentage basis than projected total liabilities in a rising rate environment.

The Company would have been within policy limits in all scenarios utilizing the alternative IRR scenario run for management purposes.  The table below highlights those results:

Alternative Economic Value Sensitivity

Alternative IRR Results	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-1.6%	-2.1%	-6.1%	-11.2%	-15.1%
Board Policy Limits	-10.0%	-10.0%	-20.0%	-30.0%	-40.0%

The EVE at risk reported using the alternative methodology used for management purposes shows that as interest rates increase immediately, the economic value of equity position will decrease from the base, partially due to the degree of the economic value of its base asset size in relation to the economic value of its base liabilities size.

Detailed Economic Value Sensitivity

The following table details the economic value sensitivity to changes in market interest rates at June 30, 2017, for loans, investments, deposits, borrowings, and other assets and liabilities (dollars in thousands). The analysis reflects that in all rising rate scenarios, total assets are less sensitive than total liabilities. Asset sensitivity is offset by the non-interest bearing deposits.

Balances as of June 30, 2017
		% of	Change in Economic Value for a given change in interest rates
	Book	Total	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Value (in $000's)	Assets	-100	+100	+200	+300	+400
Total Loans	1,209,164	30%	1.8%	-1.9%	-3.8%	-5.7%	-7.4%
Total Investment	2,252,718	56%	3.9%	-4.7%	-9.6%	-14.7%	-19.0%
Other Assets	544,999	14%	0.0%	0.0%	0.0%	0.0%	0.0%
Assets	4,006,881	100%	2.9%	-3.4%	-7.0%	-10.6%	-13.7%
Interest Bearing Deposits	671,546	19%	1.2%	-0.9%	-1.7%	-2.5%	-3.2%
Non-Interest Bearing Deposits	2,486,886	71%	6.4%	-5.9%	-11.2%	-16.2%	-20.7%
Total Borrowings & Other Liabilities	330,370	9%	0.1%	-0.1%	-0.1%	-0.2%	-0.2%
Liabilities	3,488,801	100%	4.6%	-4.2%	-8.0%	-11.5%	-14.7%

Detailed Alternative Economic Value Sensitivity

The following is EVE at risk reported using the alternative methodology used for management purposes, for loans, investments, deposits, borrowings, and other assets and liabilities (dollars in thousands). The analysis reflects that in rising interest rate scenarios, the total assets and total liabilities are slightly neutral in regard to economic value sensitivity.

Alternative IRR Results
		% of	Change in Economic Value for a given change in interest rates
	Book	Total	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Value (in $000's)	Assets	-100	+100	+200	+300	+400
Total Loans	1,209,164	30%	1.8%	-1.9%	-3.8%	-5.7%	-7.4%
Total Investment	2,253,528	56%	3.9%	-4.7%	-9.6%	-14.7%	-19.0%
Other Assets	544,189	14%	0.0%	0.0%	0.0%	0.0%	0.0%
Assets	4,006,881	100%	2.9%	-3.4%	-7.0%	-10.6%	-13.7%
Interest Bearing Deposits	569,195	16%	1.2%	-0.8%	-1.5%	-2.1%	-2.8%
Non-Interest Bearing Deposits	2,301,621	66%	6.4%	-5.8%	-11.2%	-16.1%	-20.6%
Total Borrowings & Other Liabilities	617,984	18%	0.0%	0.0%	-0.1%	-0.1%	-0.1%
Liabilities	3,488,801	100%	4.2%	-3.8%	-7.2%	-10.4%	-13.3%

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2017, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

META FINANCIAL GROUP, INC.
PART II - OTHER INFORMATION

FORM 10-Q

Item 1. Legal Proceedings. – See “Legal Proceedings” under Note 7 to the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors. - A description of our risk factors can be found in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. There were no material changes to those risk factors during the nine months ended June 30, 2017, except that the following risk factor is hereby amended and restated in its entirety as follows:

Contracts with third parties, some of which are material to the Company, may not be renewed, may be renegotiated on terms that are not as favorable, may not be fulfilled or could be subject to modification or cancellation by regulatory authorities.

The Bank has entered into numerous contracts with third parties with respect to the operations of its business, including with respect to its tax refund processing business (which represents, and is expected to continue to represent at least in the near term, a significant portion of our annual net earnings). In some instances, the third parties provide services to the Bank and its divisions; in other instances, the Bank and its divisions provide products and services to such third parties or, as is the case with our tax refund processing business, the customers of such third parties. Our tax refund processing business, in particular, is reliant on a small number of such third-party relationships, including our relationship with Jackson Hewitt, which is expected to represent in the near term a significant portion of the net earnings from our tax refund processing business. Were any such agreements to be terminated by, or not to be renewed by the third party or were such agreements to be renewed on less favorable terms, such actions could have an adverse material impact on the Bank, its divisions and, ultimately, the Company. Similarly, were one of these parties unable to meet their obligations to us for any reason (including but not limited to bankruptcy, computer or other technological interruptions or failures, personnel loss or acts of God); we may need to seek alternative service providers.

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

META FINANCIAL GROUP, INC.

Date: August 8, 2017	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, Chairman of the Board
and Chief Executive Officer

Date: August 8, 2017	By:	/s/ Glen W. Herrick
Glen W. Herrick, Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Section 302 certification of Chief Executive Officer.

31.2	Section 302 certification of Chief Financial Officer.

32.1	Section 906 certification of Chief Executive Officer.

32.2	Section 906 certification of Chief Financial Officer.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document