Form 10-K
period 2017-09-30
META FINANCIAL GROUP INC
filed 2017-11-29
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, smaller reporting company, or an emerging growth company.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller Reporting Company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). ☐ YES ☒ NO

As of March 31, 2017, the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the NASDAQ Global Market as of such date, was $762.6 million.

As of November 24, 2017, there were 9,666,462 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K -- Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held January 22, 2018 are incorporated by reference into Part III of this report.

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

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” or the negative of those terms, or other words of similar meaning or similar expressions. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements are based on information currently available to us and assumptions about future events, and include statements with respect to the Company’s beliefs, expectations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such risks, uncertainties and other factors may cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Such statements address, among others, the following subjects: future operating results; customer retention; loan and other product demand; important components of the Company's statements of financial condition and operations; growth and expansion; new products and services, such as those offered by the Bank or the Company's Payments divisions (which includes Meta Payments Systems (“MPS”), Refund Advantage, EPS Financial (“EPS”) and Specialty Consumer Services (“SCS”)); credit quality and adequacy of reserves; technology; and the Company's employees. The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: the risk that we are unable to recoup a significant portion of the lost earnings associated with the non-renewal of the agreement with H&R Block through agreements with new tax partners and expanded relationships with existing tax partners; the risk that loan production levels and other anticipated benefits related to the agreement with Jackson Hewitt Tax Service®, as extended, may not be as much as anticipated; maintaining our executive management team; the strength of the United States' economy, in general, and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), as well as efforts of the U.S. Congress, United States Treasury in conjunction with bank regulatory agencies to stimulate the economy and protect the financial system; inflation, interest rate, market, and monetary fluctuations; the timely and economical development of, and acceptance of new products and services offered by the Company, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third parties, including, in connection with the Company’s refund advance business, the risk of reduced volume of refund advance loans as a result of reduced customer demand for or acceptance of usage of Meta’s strategic partners’ refund advance products, including as a result of pending tax legislation in the U.S. Congress; any actions which may be initiated by our regulators in the future; the impact of changes in financial services laws and regulations, including, but not limited to, laws and regulations relating to the tax refund industry and the insurance premium finance industry, our relationship with our primary regulators, the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve, as well as the Federal Deposit Insurance Corporation (“FDIC”), which insures the Bank’s deposit accounts up to applicable limits; technological changes, including, but not limited to, the protection of electronic files or databases; acquisitions; litigation risk, in general, including, but not limited to, those risks involving the Bank's divisions; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by the Bank of its status as a well-capitalized institution, particularly in light of our growing deposit base, a portion of which has been characterized as “brokered”; changes in consumer spending and saving habits; and the success of the Company at maintaining its high quality asset level and managing and collecting assets of borrowers in default should problem assets increase.

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

PART I
Item 1.        Business

General

Meta Financial, a registered unitary savings and loan holding company, was incorporated in Delaware on June 14, 1993, the principal assets of which are all the issued and outstanding shares of the Bank, a federal savings bank, the accounts of which are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC.  Unless the context otherwise requires, references herein to the Company include Meta Financial and the Bank, and all subsidiaries of Meta Financial, direct or indirect, on a consolidated basis.

The Bank, a wholly-owned full-service banking subsidiary of Meta Financial, is both a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves and a payments company providing services on a nationwide basis, as further described below.  The business of the Bank consists of attracting retail deposits from the general public and investing those funds primarily in one-to-four family residential mortgage loans, commercial and multi-family real estate, agricultural operations and real estate, construction, consumer loans (including tax refund advance loans), commercial operating loans, and premium finance loans. In addition to originating loans, the Bank also has contracted to sell loans, in this case principally tax refund advance loans, to third party buyers. The Bank also sells and purchases loan participations from time to time to and from other financial institutions, as well as mortgage-backed securities and other investments permissible under applicable regulations.

In addition to its lending and deposit gathering activities, the Bank’s various divisions issue prepaid cards, design innovative consumer credit products, sponsor Automatic Teller Machines (“ATMs”) into various debit networks, and offer tax refund-transfer services and other payment industry products and services.  Through its activities, the Meta Payment Systems (“MPS”) division of the Bank generates both fee income and low- and no cost deposits for the Bank. On September 8, 2015, the Bank purchased substantially all of the assets and related liabilities of Fort Knox Financial Services Corporation and its subsidiary, Tax Product Services, LLC (together “Refund Advantage”).  The assets acquired by MetaBank in the acquisition include the Fort Knox operating platform and trade name, Refund Advantage®, and other assets. On November 1, 2016, the Bank purchased substantially all of the assets and certain liabilities of EPS Financial, LLC ("EPS") from privately held Drake Enterprises, Ltd. ("Drake"). The assets acquired by MetaBank in the EPS acquisition include the EPS trade name, operating platform, and other assets. Also, on December 14, 2016, the Bank purchased substantially all of the assets and specified liabilities of privately-held Specialty Consumer Services LP ("SCS") relating to its consumer lending and tax advance business. All of these transactions expanded the Company’s business into providing tax refund-transfer and lending services for its customers.

First Midwest Financial Capital Trust, also a wholly-owned subsidiary of Meta Financial, was established in July 2001 for the purpose of issuing trust preferred securities.

In April 2017, the Company formed a new entity, Meta Capital, LLC, that is a wholly-owned service corporation subsidiary of MetaBank. Meta Capital was formed for the purposes of investing in financial technology companies.

Meta Financial and the Bank are subject to comprehensive regulation and supervision.  See “Regulation” herein.

The principal executive office of the Company is located at 5501 South Broadband Lane, Sioux Falls, South Dakota 57108.  Its telephone number at that address is (605) 782-1767.

Market Areas

The Bank’s home office is located at 5501 South Broadband Lane, Sioux Falls, South Dakota.  The Banking segment consists of the retail bank, the AFS/IBEX division, as well as other specialty finance loans.  The retail bank’s locations include offices in Storm Lake, Iowa, Brookings, South Dakota, Sioux Falls, South Dakota and the Des Moines, Iowa area. AFS/IBEX operates an office in both Dallas, Texas and Newport Beach, California.  The Payments segment offers prepaid cards, tax refund-transfer services, and other payment industry products and services nationwide and includes the MPS, Refund Advantage, EPS Financial and SCS divisions.  It operates out of Sioux Falls, South Dakota, with offices in Louisville, Kentucky, Easton, Pennsylvania and Hurst, Texas.

Lending Activities

General.  The Company originates both fixed-rate and adjustable-rate (“ARM”) loans in response to consumer demand.  At September 30, 2017, the Company had $1.12 billion in fixed-rate loans and $205.6 million in ARM loans.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Annual Report on Form 10-K for further information on Asset/Liability Management.

In addition, the Company has more recently focused its lending activities on the origination of commercial and multi-family real estate loans, one-to-four family mortgage loans, commercial operating loans, premium finance loans, and tax refund advance loans. The Company also continues to originate traditional consumer loans and agricultural-related loans. The Company originates most of its retail bank loans in the primary market areas in Storm Lake, IA, Brookings, SD, Sioux Falls, SD, and Des Moines, IA. At September 30, 2017, the Company’s net loan portfolio totaled $1.32 billion, or 25% of the Company’s total assets, as compared to $919.5 million, or 23%, at September 30, 2016. The Bank recently signed an agreement extension to originate tax refund advance loans to customers of Jackson Hewitt Tax Service through the 2020 tax season. The Bank also purchased two separate student loan portfolios, one in fiscal year 2017 and one in the beginning of fiscal year 2018. The loans included in each of these loan portfolios are serviced by ReliaMax Lending Services, LLC, and the loans are insured by ReliaMax Surety Company.

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

At September 30, 2017, the Company’s largest lending relationship to a single borrower or group of related borrowers totaled $50.8 million.  The Company had 24 other lending relationships in excess of $9.1 million as of September 30, 2017.  At September 30, 2017, one of these relationships, which had loans that totaled $27.8 million at September 30, 2017, was classified as substandard.  See “Non-Performing Assets, Other Loans of Concern, and Classified Assets.”

Loan Portfolio Composition.  The following table provides information about the composition of the Company’s loan portfolio in dollar amounts and in percentages as of the dates indicated.  In general, for the fiscal year ended September 30, 2017, the aggregate principal amounts in all categories of loans discussed below, except agriculture real estate and agriculture operating loans, increased over levels from the prior fiscal year.

	At September 30,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
1-4 Family	$196,706	14.8%	$162,298	17.5%	$125,021	17.5%	$116,395	23.3%	$82,287	21.4%
Commercial & Multi-Family	585,510	44.1%	422,932	45.7%	310,199	43.5%	224,302	44.9%	192,786	50.1%
Agricultural	61,800	4.7%	63,612	6.9%	64,316	9.0%	56,071	11.3%	29,552	7.7%
Total Real Estate Loans	844,016	63.6%	648,842	70.1%	499,536	70.0%	396,768	79.5%	304,625	79.2%

Other Loans:
Consumer Loans:
Home Equity	21,228	1.6%	20,883	2.2%	18,463	2.6%	15,116	3.0%	13,799	3.6%
Automobile	769	0.1%	730	0.1%	573	0.1%	671	0.1%	658	0.1%
Purchased Student Loans	123,742	9.3%	—	—%	—	—%	—	—%	—	—%
Other (1)	17,265	1.3%	15,481	1.7%	14,491	2.0%	13,542	2.7%	15,857	4.1%
Total Consumer Loans	163,004	12.3%	37,094	4.0%	33,527	4.7%	29,329	5.8%	30,314	7.8%

Agricultural Operating	33,594	2.5%	37,083	4.0%	43,626	6.1%	42,258	8.5%	33,750	8.8%
Commercial Operating	35,759	2.7%	31,271	3.4%	29,893	4.2%	30,846	6.2%	16,264	4.2%
Premium Finance	250,459	18.9%	171,604	18.5%	106,505.0	15.0%	—	—%	—	—%

Total Other Loans	482,816	36.4%	277,052	29.9%	213,551	30.0%	102,433	20.5%	80,328	20.8%
Total Loans	$1,326,832	100.0%	$925,894	100.0%	$713,087	100.0%	$499,201	100.0%	$384,953	100.0%

(1)	Consist generally of various types of secured and unsecured consumer loans.

The following table shows the composition of the Company’s loan portfolio by fixed and adjustable rate at the dates indicated.

	September 30,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed Rate Loans:
Real Estate:
1-4 Family	$185,596	14.0%	$152,232	16.5%	$116,171	16.3%	$105,870	21.2%	$75,477	19.6%
Commercial & Multi-Family	566,156	42.6%	404,888	43.7%	284,586	39.9%	203,840	40.8%	173,373	45.1%
Agricultural	57,863	4.4%	59,455	6.4%	59,219	8.3%	49,643	10.0%	22,433	5.8%
Total Fixed-Rate Real Estate Loans	809,615	61.0%	616,575	66.6%	459,976	64.5%	359,353	72.0%	271,283	70.5%
Consumer	24,656	1.9%	23,024	2.5%	20,842	2.9%	19,279	3.9%	20,129	5.2%
Agricultural Operating	22,556	1.7%	27,196	2.9%	35,802	5.0%	24,991	5.0%	23,137	6.0%
Commercial Operating	13,935	1.1%	12,393	1.4%	15,520	2.2%	13,659	2.7%	8,070	2.1%
Premium Finance	250,459	18.9%	171,604	18.5%	106,505	15.0%	—	—%	—	—%
Total Fixed-Rate Loans	1,121,221	84.6%	850,792	91.9%	638,645	89.6%	417,282	83.6%	322,619	83.8%

Adjustable Rate Loans:
Real Estate:
1-4 Family	11,110	0.8%	10,066	1.1%	8,850	1.2%	10,525	2.1%	6,810	1.8%
Commercial & Multi-Family	19,354	1.5%	18,044	1.9%	25,613	3.6%	20,461	4.1%	19,413	5.0%
Agricultural	3,937	0.3%	4,157	0.5%	5,097	0.7%	6,429	1.3%	7,119	1.9%
Total Adjustable Real Estate Loans	34,401	2.6%	32,267	3.5%	39,560	5.5%	37,415	7.5%	33,342	8.7%
Consumer	138,348	10.4%	14,070	1.5%	12,685	1.8%	10,050	2.0%	10,185	2.6%
Agricultural Operating	11,038	0.8%	9,887	1.1%	7,824	1.1%	17,267	3.5%	10,613	2.8%
Commercial Operating	21,824	1.6%	18,878	2.0%	14,373	2.0%	17,187	3.4%	8,194	2.1%
Total Adjustable Loans	205,611	15.4%	75,102	8.1%	74,442	10.4%	81,919	16.4%	62,334	16.2%
Total Loans	1,326,832	100.0%	925,894	100.0%	713,087	100.0%	499,201	100.0%	384,953	100.0%

Deferred Fees and Discounts	(1,461)		(789)		(577)		(797)		(595)
Allowance for Loan Losses	(7,534)		(5,635)		(6,255)		(5,397)		(3,930)

Total Loans Receivable, Net	$1,317,837		$919,470		$706,255		$493,007		$380,428

The following table illustrates the maturity analysis of the Company’s loan portfolio at September 30, 2017.  Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract reprices.  The table reflects management’s estimate of the effects of loan prepayments or curtailments based on data from the Company’s historical experiences and other third-party sources.

	Real Estate (1)		Consumer		Commercial Operating		Agricultural Operating		Premium Finance		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)

Due in one year or less (2)	$220,813	4.32%	$22,252	3.97%	$15,136	4.98%	$31,141	4.39%	$250,447	5.90%	$539,789	5.00%
Due after one year through five years	435,956	4.24%	88,569	4.03%	15,353	5.11%	2,339	5.14%	12	8.40%	542,229	4.23%
Due after five years	187,247	4.17%	52,183	4.50%	5,270	5.18%	114	4.74%	—	—%	244,814	4.26%
Total	$844,016		$163,004		$35,759		$33,594		$250,459		$1,326,832

(1)	Includes one-to-four family, multi-family, commercial and agricultural real estate loans.

(2)	Includes demand loans, loans having no stated maturity and overdraft loans.

One-to-Four Family Residential Mortgage Lending.  One-to-four family residential mortgage loan originations are generated by the Company’s marketing efforts, its present customers, walk-in customers and referrals. The Company offers fixed-rate loans and ARM loans for both permanent structures and those under construction. The Company’s one-to-four family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas.

At September 30, 2017, the Company’s one-to-four family residential mortgage loan portfolio totaled $196.7 million, or 14.8% of the Company’s total loans.  During the year ended September 30, 2017, the Company originated $21.3 million of adjustable-rate loans and $74.3 million of fixed-rate loans secured by one-to-four family residential real estate. See “Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities.” As of the same date, the average outstanding principal balance of a one-to-four family residential mortgage loan was approximately $0.2 million.

The Company originates one-to-four family residential mortgage loans with terms up to a maximum of 30 years and with loan-to-value ratios up to 100% of the lesser of the appraised value of the property securing the loan or the contract price. However, the vast majority of these loans are originated with loan-to-value ratios below 80%. The Company generally requires that private mortgage insurance be obtained in an amount sufficient to reduce the Company’s exposure to at or below the 80% loan‑to‑value level.  Residential loans generally do not include prepayment penalties. Due to consumer demand, the Company also offers fixed-rate mortgage loans with terms up to 30 years, most of which conform to secondary market standards such as Fannie Mae, Ginnie Mae, and Freddie Mac standards.  The Company typically holds all fixed-rate mortgage loans and does not engage in secondary market sales.  Interest rates charged on these fixed-rate loans are competitively priced according to market conditions.

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

In underwriting one-to-four family residential real estate loans, the Company evaluates both the borrower’s ability to make monthly payments and the value of the property securing the loan.  Properties securing real estate loans made by the Company are appraised by independent appraisers approved by the Board of Directors of the Company.  The Company generally requires borrowers to obtain an attorney’s title opinion or title insurance, as well as fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan.  Real estate loans originated by the Company generally contain a “due on sale” clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the security property.  The Company has not engaged in sub-prime residential mortgage originations. At September 30, 2017, there were no one-to-four family residential mortgage loans that were non-performing.

Commercial and Multi-Family Real Estate Lending.  The Company engages in commercial and multi-family real estate lending in its primary market areas and surrounding areas and, in order to supplement its loan portfolio, has purchased whole loan and participation interests in loans from other financial institutions. The purchased loans and loan participation interests are generally secured by properties located in the Midwest.  See “Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities.”

At September 30, 2017, the Company’s commercial and multi-family real estate loan portfolio totaled $585.5 million, or 44.1%, of the Company’s total loans. At September 30, 2017, the Company’s largest commercial and multi-family real estate lending relationship totaled $47.2 million and was secured by real estate.  As of the same date, the average outstanding principal balance of a commercial or multi-family real estate loan held by the Company was approximately $1.8 million.

The Company’s commercial and multi-family real estate loan portfolio is secured primarily by apartment buildings, office buildings, and hotels.  Commercial and multi-family real estate loans generally are underwritten with terms not exceeding 20 years, have loan-to-value ratios of up to 80% of the appraised value of the property securing the loan, and are typically secured by guarantees of the borrowers.  The Company has a variety of rate adjustment features and other terms in its commercial and multi-family real estate loan portfolio.  Commercial and multi-family real estate loans provide for a margin over a number of different indices.  In underwriting these loans, the Company analyzes the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the property securing the loan.  Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent appraisers.

     Commercial and multi-family real estate loans generally present a higher level of risk than loans secured by one-to-four family residences.  This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation of the related real estate project.  If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired. At September 30, 2017, there were $0.7 million of commercial and multi‑family real estate loans that were non-performing. See “Non-Performing Assets, Other Loans of Concern and Classified Assets.”

Agricultural Lending.  The Company originates loans to finance the purchase of farmland, livestock, farm machinery and equipment, seed, fertilizer, and other farm-related products, primarily in its market areas. Agricultural operating loans are originated at either an adjustable or fixed-rate of interest for up to a one-year term or, in the case of livestock, are due upon sale.  Such loans provide for payments of principal and interest at least annually or a lump sum payment upon maturity if the original term is less than one year. Loans secured by agricultural machinery are generally originated as fixed-rate loans with terms of up to seven years.

At September 30, 2017, the Company had agricultural real estate loans secured by farmland of $61.8 million or 4.7% of the Company’s total loans.  At the same date, $33.6 million, or 2.5%, of the Company’s total loans consisted of secured loans related to agricultural operations.  Total agricultural-related lending constituted 7.2% of total loans at September 30, 2017. At September 30, 2017, the Company’s largest agricultural real estate and agricultural operating loan relationship was $27.8 million, which is currently non-performing (as it is more than 90 days past due) but still accruing. Given the underlying values of collateral (primarily land related to our agricultural loans), we believe that we have minimal loss exposure on this agricultural relationship . At the same date, the average outstanding principal balance of an agricultural real estate loan and agricultural operating loan held by the Company was approximately $0.6 million and $0.2 million, respectively.

Agricultural real estate loans are frequently originated with adjustable rates of interest.  Generally, such loans provide for a fixed rate of interest for the first five to ten years, after which the loan will balloon or the interest rate will adjust annually.  These loans generally amortize over a period of 20 to 25 years.  Fixed-rate agricultural real estate loans typically have terms up to ten years.  Agricultural real estate loans are generally limited to 75% of the value of the property securing the loan.

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

Weather presents one of the greatest risks as hail, drought, floods, or other conditions can severely limit crop yields and thus impair loan repayments and the value of the underlying collateral. The farmer can reduce this risk with a variety of insurance coverages which can help to ensure loan repayment. Both government support programs, as well as the Company, typically require farmers to procure crop insurance coverage.  Grain and livestock prices also present a risk as prices may decline prior to sale, resulting in a failure to cover production costs.  These risks may be reduced, by the farmer, with the use of futures contracts or options to mitigate price risk.  The Company frequently requires borrowers to use futures contracts or options to reduce price risk and help ensure loan repayment.  The uncertainty of government programs and other regulations is also a risk.  During periods of low commodity prices, the income from government programs can be a significant source of cash for the borrower to make loan payments, and if these programs are discontinued or significantly changed, cash flow problems or defaults could result.  Finally, many farms are dependent on a limited number of key individuals whose injury or death may result in an inability to successfully operate the farm. At September 30, 2017, $34.2 million of the Company’s agricultural real estate loans and $0.1 million of agricultural operating loans were non-performing. See “Non-Performing Assets, Other Loans of Concern and Classified Assets.”

Consumer Lending.  The Company originates a variety of secured consumer loans, including home equity, home improvement, automobile, boat and loans secured by savings deposits.  In addition, the Company offers other secured and unsecured consumer loans and currently originates most of its retail bank consumer loans in its primary market areas and surrounding areas. In addition, at September 30, 2017, the Company's consumer lending portfolio included a purchased student loan portfolio, along with consumer lending products offered through its Payments segment.

On December 20, 2016, the Bank purchased, net of purchase discount, a $134.0 million seasoned, floating rate, private student loan portfolio. This portfolio is serviced by ReliaMax Lending Services, LLC and insured by ReliaMax Surety Company. All the loans in this portfolio are floating rate and indexed to the three-month LIBOR plus various margins. On October 11, 2017, the Bank purchased a second student loan portfolio. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption “Overview of Corporate Developments Since Fiscal Year 2016.”

At September 30, 2017, the Company's consumer loan portfolio totaled $163.0 million, or 12.3% of its total loans including the student loan portfolio purchased in December 2016.  Excluding the December 2016 purchased student loan portfolio of $123.7 million, the Bank's consumer loan portfolio at September 30, 2017 consisted of $24.7 million in short- and intermediate-term, fixed-rate loans and $14.6 million in adjustable-rate loans.

The Company's retail bank consumer loan portfolio consists primarily of home equity loans and lines of credit.  Substantially all of the Company’s home equity loans and lines of credit are secured by second mortgages on principal residences.  The Bank will lend amounts which, together with all prior liens, may be up to 90% of the appraised value of the property securing the loan.  Home equity loans and lines of credit generally have maximum terms of five years.

The Company primarily originates automobile loans on a direct basis to the borrower, as opposed to indirect loans, which are made when the Company purchases loan contracts, often at a discount, from automobile dealers which have extended credit to their customers.  The Company's automobile loans typically are originated at fixed interest rates with terms up to 60 months for new and used vehicles.  Loans secured by automobiles are generally originated for up to 80% of the N.A.D.A. book value of the automobile securing the loan.

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

  At September 30, 2017, $1.4 million of the Bank’s consumer loans were non-performing. The Bank's non-performing consumer loans, at September 30, 2017, were primarily comprised of purchased student loans that are serviced by ReliaMax Lending Services, LLC and insured by ReliaMax Surety Company; accordingly, the Company believes that its exposure to realizable losses with respect to these loans is low. See “Non-Performing Assets, Other Loans of Concern and Classified Assets.”

Through its Payments segment, the Bank strives to offer consumers innovative payment products, including credit products. The Payments segment continues its development of new alternative lending products primarily to serve its customer base and to provide innovative lending solutions to the unbanked and under-banked segment.

The Payments segment also provides short-term consumer refund advance loans. Taxpayers are underwritten to determine eligibility for the unsecured loans which are by design interest and fee-free to the consumer. Due to the nature of consumer advance loans, it typically takes no more than three e-file cycles (the period of time between scheduled IRS payments) from when the return is accepted by the IRS to collect from the borrower. In the event of default, the Bank has no recourse against the tax consumer. Generally, when the refund advance loan becomes delinquent for 180 days or more, or when collection of principal becomes doubtful, the Company will charge off the loan balance.

No Payments segment credit products were non-performing as of September 30, 2017. There were no taxpayer advances outstanding as of September 30, 2017.

Commercial Operating Lending.  The Company also originates its Banking segment's commercial operating loans primarily in its market areas.  Most of these commercial operating loans have been extended to finance local and regional businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable.  Commercial loans also may involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies. The Company also extends short-term commercial Electronic Return Originator ("EROs") advance loans to their clients on a nationwide basis through its Payments segment. At September 30, 2017, $35.8 million, or 2.7% of the Company’s total loans, were comprised of commercial operating loans.

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

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial operating loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial operating loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment).  The Company’s commercial operating loans are usually, but not always, secured by business assets and personal guarantees.  However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  At September 30, 2017, the average outstanding principal balance of a commercial operating loan held by the Company's Banking segment was approximately $0.2 million.

Through its Payments segment, the Company also provides short-term ERO advance loans on a nation-wide basis. These loans are typically utilized to purchase tax preparation software and to prepare tax offices for the upcoming tax season. EROs go through an underwriting process to determine eligibility for the unsecured advances.  Collection on ERO advances begins once the ERO begins to process refund transfers. Generally, when the ERO advance loan becomes delinquent for 120 days or more, or when collection of principal becomes doubtful, the Company will charge off the loan balance. There were $0.2 million of ERO advances outstanding as of September 30, 2017.

At September 30, 2017, none of the Company’s commercial operating loans were non-performing.

Premium Finance Lending.  Through its AFS/IBEX division, the Company provides short-term, primarily collateralized financing to facilitate the commercial customers’ purchase of insurance for various forms of risk otherwise known as insurance premium financing. This includes, but is not limited to, policies for commercial property, casualty and liability risk.  The AFS/IBEX division markets itself to the insurance community as a competitive option based on service, reputation, competitive terms, cost and ease of operation. At September 30, 2017, the four largest market areas for the Company with respect to premium finance loans were California, Texas, Florida and New York.

At September 30, 2017, $250.5 million, or 18.9% of the Company’s total loans, were comprised of premium finance loans. The largest premium finance exposure outstanding at September 30, 2017, was a $4.6 million loan relationship secured by the related insurance policy of the borrower.  At the same date, the average outstanding principal balance of a premium finance loan held by the Company was approximately $9,900. During fiscal year 2017, the average balance of a premium finance loan originated was approximately $20,500.

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

Due to the nature of collateral for commercial premium finance receivables, it customarily takes 60-210 days to convert the collateral into cash.  In the event of default, AFS/IBEX, by statute and contract, has the power to cancel the insurance policy and establish a first position lien on the unearned portion of the premium from the insurance carrier. In the event of cancellation, the cash returned in payment of the unearned premium by the insurer has typically been sufficient to cover the receivable balance, the interest and other charges due. Due to notification requirements and processing time by most insurance carriers, many receivables will become delinquent beyond 90 days while the insurer is processing the return of the unearned premium.  Generally, when a premium finance loan becomes delinquent for 210 days or more, or when collection of principal or interest becomes doubtful, the Company will charge off the loan balance and any remaining interest and fees after applying any collection from the insurance company.  At September 30, 2017, $1.2 million of the Company’s premium finance loans were non-performing.

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

The Company, from time to time, sells loan participations, generally without recourse.  At September 30, 2017, there were no loans outstanding sold with recourse.  When loans are sold, the Company may retain the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans.  The servicing fee is recognized as income over the life of the loans.  The Company services loans that it originated and sold totaling $21.8 million at September 30, 2017, of which $3.2 million were sold to Fannie Mae and $18.6 million were sold to others.

On October 26, 2016, MetaBank entered into an agreement with certain H&R Block entities to originate up to $1.45 billion and retain up to $750 million of interest-free tax advance loans for H&R Block tax preparation customers during the 2017 tax season. On July 27, 2017, MetaBank announced the H&R Block agreement would not be renewed for the 2018 tax season.

On August 2, 2017, MetaBank announced an extension through the 2020 tax season of its current agreement with Jackson Hewitt Tax Service to offer on an annual basis up to $750 million of interest-free tax advance loans, an increase of $300 million over the prior year.

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

	Years Ended September 30,
	2017	2016	2015
Originations by Type:	(Dollars in Thousands)
Adjustable Rate:
1-4 Family Real Estate	$21,324	$15,276	$15,360
Commercial and Multi-Family Real Estate	6,014	2,460	5,575
Consumer	9	13	13
Commercial Operating	168,136	35,433	20,219
Agricultural Operating	23,513	21,954	12,347
Total Adjustable Rate	218,996	75,136	53,514

Fixed Rate:
1-4 Family Real Estate	74,294	81,218	48,576
Commercial and Multi-Family Real Estate	190,618	154,478	109,173
Agricultural Real Estate	5,033	4,216	12,877
Consumer	1,505,247	222,391	204,258
Commercial Operating	54,866	42,775	15,533
Agricultural Operating	16,340	30,889	20,646
Premium Finance	535,339	357,252	208,183
Total Fixed-Rate	2,381,737	893,219	619,246
Total Loans Originated	2,600,733	968,355	672,760

Purchases:
1-4 Family Real Estate	540	—	—
Commercial and Multi-Family Real Estate	7,078	—	—
Consumer	133,785	—	—
Premium Finance	—	—	74,120
Total Loans Purchased	141,403	—	74,120

Sales and Repayments:
Sales:
Commercial and Multi-Family Real Estate	4,720	—	4,843
Agricultural Real Estate	—	—	520
Consumer	685,934	17,611	11,650
Agricultural Operating	—	83	99
Total Loan Sales	690,654	17,694	17,112

Repayments:
Loan Principal Repayments	1,652,674	737,853	515,883
Total Principal Repayments	1,652,674	737,853	515,883
Total Reductions	2,343,328	755,547	532,995

(Decrease) increase in Other Items, Net	(441)	408	(637)
Net Increase	$398,367	$213,216	$213,248

At September 30, 2017, approximately $134.5 million, or 10%, of the Company’s loan portfolio consisted of purchased loans, including the purchased student loan portfolio balance of $123.7 million. The remainder of the Company's purchased loan portfolio is secured by properties located in Iowa, North Dakota and South Dakota.  The Company believes that purchasing loans outside of its market areas assists the Company in diversifying its portfolio and may lessen the adverse effects on the Company’s business or operations which could result in the event of a downturn or weakening of the local economy in which the Company conducts its primary operations.  However, additional risks are associated with purchasing loans outside of the Company’s market areas, including the lack of knowledge of the local market and difficulty in monitoring and inspecting the property securing the loans. During fiscal 2017, the Company purchased a $148.7 million student loan portfolio discounted to $133.8 million, $7.1 million of commercial real estate participation loans and $0.5 million of other loans.

Non-Performing Assets, Other Loans of Concern and Classified Assets

When a borrower fails to make a required payment on retail bank real estate secured loans and consumer loans within 16 days after the payment is due, the Company generally initiates collection procedures by mailing a delinquency notice.  The customer is contacted again, by written notice or telephone, before the payment is 30 days past due and again before 60 days past due.  Generally, delinquencies are cured promptly; however, if a loan has been delinquent for more than 90 days, satisfactory payment arrangements must be adhered to or the Company may initiate foreclosure or repossession. For premium finance loans, a notice of cancellation is sent 18 days after the missed payment. If the account is not brought current, the Company may cancel the underlying insurance policy.

The following table sets forth the Company’s loan delinquencies by type, by amount and by percentage of type at September 30, 2017.

	Loans Delinquent For:
	30-59 Days (1)			60-89 Days (2)			90 Days and Over (3)
	Number	Amount	Percent of Category	Number	Amount	Percent of Category	Number	Amount	Percent of Category
				(Dollars in Thousands)
Real Estate:
1-4 Family	1	$370	8.4%	1	$79	2.6%	—	$—	—%
Commercial & Multi-Family	—	—	—%	—	—	—%	3	685	1.8%
Agricultural	—	—	—%	—	—	—%	13	34,198	91.0%
Consumer	82	2,512	57.2%	21	558	18.1%	51	1,406	3.7%
Agricultural Operating	—	—	—%	—	—	—%	1	97	0.3%
Premium Finance	327	1,509	34.4%	241	2,442	79.3%	1,010	1,205	3.2%
Total	410	$4,391	100.0%	263	$3,079	100.0%	1,078	$37,591	100.0%
(1) As of September 30, 2017, 80 of the consumer loans, which totaled $2.5 million, were student loans that are insured by ReliaMax Surety.
(2) As of September 30, 2017, 20 of the consumer loans, which totaled $0.1 million, were student loans that are insured by ReliaMax Surety.
(3) As of September 30, 2017, 50 of the consumer loans, which totaled $1.4 million were student loans that are insured by ReliaMax Surety.

Delinquencies 90 days and over constituted 2.8% of total loans and 0.72% of total assets. Excluding the insured student loans, delinquencies 90 days and over would have constituted 2.7% of total loans and 0.70% of total assets.

Generally, when a loan becomes delinquent 90 days or more for retail bank loans or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is reversed against current income. The loan will generally remain on a non-accrual status until six months of good payment history has been established. Certain relationships in the table above are over 90 days past due and still accruing. The Company considers these relationships as being in the process of collection. Specialty finance loans and Payments segment loans are generally not placed on non-accrual status, but are instead written off when the collection of principal and interest become doubtful.

The table below sets forth the amounts and categories of the Company’s non-performing assets.

	At September 30,
	2017	2016	2015	2014	2013
Non-Performing Loans	(Dollars in Thousands)

Non-Accruing Loans:
1-4 Family Real Estate	$—	$83	$24	$281	$245
Commercial & Multi-Family Real Estate	685	—	904	312	427
Agricultural Operating	—	—	5,132	340	—
Commercial Operating	—	—	—	—	7
Total	685	83	6,060	933	679

Accruing Loans Delinquent 90 Days or More:
Agricultural Real Estate	34,198	—	—	—	—
Consumer	1,406	53	13	54	13
Agricultural Operating	97	—	—	—	—
Premium Finance	1,205	965	1,728	—	—
Total	36,906	1,018	1,741	54	13

Total Non-Performing Loans	37,591	1,101	7,801	987	692

Other Assets

Foreclosed Assets:
1-4 Family Real Estate	62	76	—	—	—
Commercial & Multi-Family Real Estate	230	—	—	15	116
Total	292	76	—	15	116

Total Other Assets	292	76	—	15	116

Total Non-Performing Assets	$37,883	$1,177	$7,801	$1,002	$808
Total as a Percentage of Total Assets	0.72%	0.03%	0.31%	0.05%	0.05%
Total Non-Performing Assets as a Percentage of Total Assets - excluding insured loans (1)	0.70%	0.03%	0.31%	0.05%	0.05%
(1) Excludes from non-performing assets the student loans that are insured by ReliaMax Surety Company.

For the year ended September 30, 2017, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $13,000, none of which was included in interest income.

Non-Accruing Loans.  At September 30, 2017, the Company had $0.7 million in non-accruing loans, which constituted less than 0.1% of the Company's gross loan portfolio and total assets. At September 30, 2016, the Company had $0.1 million in non-accruing loans which also constituted less than 0.1% of its gross loans portfolio and total assets.  The fiscal 2017 increase in non-accruing loans relates to an increase in non-accruing loans in the commercial real estate category of $0.7 million.

Accruing Loans Delinquent 90 Days or More.  At September 30, 2017, the Company had $1.2 million in accruing premium finance loans delinquent 90 days or more. At the same date, the Company also had $36.9 million in agricultural loans related to two large relationships that were more than 90 days past due and still accruing. One of these agricultural relationships, which represented an outstanding loan balance of about $7 million at September 30, 2017, was paid in full on November 1, 2017. The Company received all principal, accrued interest, legal, and other expenses at the closing. The Company also believes that its strong collateral position on the other relationship (less than 75% loan-to-value ("LTV") secured by agricultural real estate) and active collection process with the borrower supports the decision to continue to accrue interest on such loan. Given the underlying values of collateral (primarily land related to our agricultural loans), we believe that we have minimal loss exposure on this agricultural relationship and expect to receive all principal, accrued interest, legal, and other expenses. It is possible the collateral will go through a deed-in-lieu of foreclosure process in the near future. In addition to the principal balance, this relationship also had accrued interest of $1.8 million as of September 30, 2017 that the Company, as noted above, expects to collect.

Classified Assets.  Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by our primary regulator, the OCC, to be of lesser quality as “substandard,” “doubtful” or “loss,” with each such classification dependent on the facts and circumstances surrounding the assets in question. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the Bank will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such minimal value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

On the basis of management’s review of its classified assets, at September 30, 2017, the Company had classified loans of $40.6 million as substandard and none as doubtful or loss.  Further, at September 30, 2017, the Bank owned real estate or other assets as a result of foreclosure of loans with a value of $292,000.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the appropriateness of its allowance for loan losses.  The current economic environment continues to show signs of stability and improvement in the Bank’s markets.  The Bank’s average loss rates over the past three years were low relative to industry averages for such years, offset, in the case of fiscal 2016, with a higher agricultural loss rate driven by the charge off of one relationship. The Bank does not believe it is likely these low loss conditions will continue indefinitely.  Each loan segment is evaluated using both historical loss factors as well as other qualitative factors in order to determine the amount of risk the Company believes exists within that segment.

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio and other factors, the level of the allowance for loan losses at September 30, 2017 reflected an appropriate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level it considers to be appropriate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s determination of the allowance for loan losses is subject to review by the OCC, which can require the establishment of additional general or specific allowances.

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

The following table sets forth an analysis of the Company’s allowance for loan losses.

	September 30,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Balance at Beginning of Period	$5,635	$6,255	$5,397	$3,930	$3,971

Charge Offs:
1-4 Family Real Estate	—	(32)	(45)	—	(25)
Commercial & Multi-Family Real Estate	(138)	(385)	(214)	—	(194)
Consumer	(7,084)	(728)	—	—	(1)
Commercial Operating	(1,149)	(249)	—	—	—
Agricultural Operating	—	(3,252)	(186)	(50)	—
Premium Finance	(626)	(726)	(285)	—	—
Total Charge Offs	(8,997)	(5,372)	(730)	(50)	(220)
Recoveries:
1-4 Family Real Estate	—	—	—	2	2
Commercial & Multi-Family Real Estate	—	27	6	347	113
Consumer	209	11	—	—	1
Commercial Operating	25	—	3	18	63
Agricultural Operating	12	2	—	—	—
Premium Finance	61	107	114	—	—
Total Recoveries	307	147	123	367	179

Net (Charge Offs) Recoveries	(8,690)	(5,225)	(607)	317	(41)
Provision Charged to Expense	10,589	4,605	1,465	1,150	—
Balance at End of Period	$7,534	$5,635	$6,255	$5,397	$3,930

Ratio of Net Charge Offs During the Period to Average Loans Outstanding During the Period	0.73%	0.06%	0.10%	(0.07)%	0.01%

Ratio of Net Charge Offs During the Period to Non-Performing Assets at Year End	22.94%	443.84%	7.78%	(31.66)%	5.07%

Allowance to Total Loans	0.57%	0.61%	0.88%	1.08%	1.02%
Allowance to Total Loans - excluding insured loans (1)	0.63%	0.61%	0.88%	1.08%	1.02%
(1) Excludes from the total loan balance student loans that are insured by ReliaMax Surety Company.

For more information on the Provision for Loan Losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Annual Report on Form 10-K.
 The distribution of the Company’s allowance for losses on loans at the dates indicated is summarized as follows:

	At September 30,
	2017		2016		2015		2014		2013
	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans
			(Dollars in Thousands)
1-4 Family Real Estate	$803	14.8%	$654	17.5%	$278	17.5%	$552	23.3%	$333	21.4%
Commercial & Multi-Family Real Estate	2,670	44.1	2,198	45.7	1,187	43.5	1,575	44.9	1,937	50.1
Agricultural Real Estate	1,390	4.7	142	6.9	163	9.0	263	11.2	112	7.6
Consumer	6	12.3	51	4.0	20	4.7	78	5.9	74	7.9
Commercial Operating	158	2.7	117	3.4	28	4.2	93	6.2	49	4.2
Agricultural Operating	1,184	2.5	1,332	4.0	3,537	6.1	719	8.5	267	8.8
Premium Finance	796	18.9	588	18.5	293	15.0	—	—	—	—
Unallocated	527	—	553	—	749	—	2,117	—	1,158	—
Total	$7,534	100.0%	$5,635	100.0%	$6,255	100.0%	$5,397	100.0%	$3,930	100.0%

Investment Activities

General.  The investment policy of the Company generally is to invest funds among various categories of investments and maturities based upon the Company’s need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings and to fulfill the Company’s asset/liability management policies.  The Company’s investment and mortgage-backed securities portfolios are managed in accordance with a written investment policy adopted by the Board of Directors, which is implemented by members of the Company’s Investment Committee.  The Company closely monitors balances in these accounts, and maintains a portfolio of highly liquid assets to fund potential deposit outflows or other liquidity needs.  To date, the Company has not experienced any significant outflows related to the MPS division deposits, though no assurance can be given that this will continue to be the case.

As of September 30, 2017, investment and mortgage-backed securities with fair values of approximately $1.07 billion, $325.4 million, and $9.5 million were pledged as collateral for the Bank’s Federal Home Loan Bank of Des Moines (“FHLB”) advances, Federal Reserve Bank (“FRB”) advances and collateral for securities sold under agreements to repurchase, respectively.  For additional information regarding the Company’s collateralization of borrowings, see Notes 8 and 9 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Investment Securities.  It is the Company’s general policy to purchase investment securities which are U.S. Government-related securities, U.S. Government-related agency and instrumentality securities, U.S. Government-related agency or instrumentality collateralized securities, state and local government obligations, commercial paper, corporate debt securities and overnight federal funds.

  The Company continues to execute its investment strategy of primarily purchasing U.S. Government-related securities and U.S. Government-related MBS, as well as AAA and AA rated NBQ municipal bonds; however, the Company also reviews opportunities to add other diverse, high-quality securities at attractive relative rates when opportunities arise. As of September 30, 2017, the Company had total investment securities, excluding mortgage-backed securities, with an amortized cost of $1.54 billion compared to $1.37 billion as of September 30, 2016.  At September 30, 2017, $838.8 million, or 57%, of the Company’s investment securities were pledged to secure various obligations of the Company.

A large portion of this investment strategy involves the purchase of non-bank qualified municipal housing bonds backed by Fannie Mae, Freddie Mac, and or Ginnie Mae or convertible directly into Ginnie Mae securities that also provide monthly cash flow in the form of principal and interest payments.  These bonds are issued in larger denominations than bank qualified obligations of political subdivisions, which allows for the purchase of larger blocks.  These larger blocks of municipal bonds are typically issued in larger denominations by well-known issuers with reputable reporting and in turn, tend to be more liquid, which helps reduce price risk.  These municipal bonds are tax-exempt and as such have a tax equivalent yield higher than their book yield.  The tax equivalent yield calculation uses the Company’s cost of funds as one of its components.  Given the Company’s relatively low cost of funds due to the volume of interest-free deposits generated by the MPS division, the tax equivalent yield for these bonds is higher than a similar term investment in other investment categories.  Many of the Company’s municipal holdings are able to be pledged at both the Federal Reserve and the Federal Home Loan Bank.

As of September 30, 2017, the Company held obligations of states and political subdivisions of $1.40 billion, representing 90.0% of total investment securities, excluding mortgage‑backed securities.  This amount is spread among 48 of the 50 states of the U.S. and the District of Columbia, with no individual state (excluding agency backed and/or convertible municipal securities) having a concentration higher than 10% of the total carrying value of the municipal portfolio.  The Company has no direct municipal bond exposure in Detroit or Puerto Rico, which are municipalities that have had recent financial troubles and carry a higher than normal risk of the principal not being returned to the investor.  Management believes this geographical diversification lessens the credit risk associated with these investments. The Company also monitors concentrations of the ultimate borrower and exposure to counties within each state to further enhance proper diversification.

The following table sets forth the carrying value of the Company’s investment securities portfolio, excluding mortgage-backed securities and other Benefit Equalization Plan equity securities, at the dates indicated.

	At September 30,
	2017	2016	2015
	(Dollars in Thousands)
Investment Securities AFS
Trust preferred and corporate securities	$—	$12,978	$13,944
Asset backed securities	96,832	116,815	—
Small business administration securities	57,871	80,719	56,056
Non-bank qualified obligations of states and political subdivisions	950,829	698,672	608,590
Common equities and mutual funds	1,445	1,125	914
Subtotal AFS	1,106,977	910,309	679,504

Investment Securities HTM
Obligations of states and political subdivisions	19,247	20,626	19,540
Non-bank qualified obligations of states and political subdivisions (1)	430,593	465,469	259,627
Subtotal HTM	449,840	486,095	279,167

FHLB Stock	61,123	47,512	24,410

Total Investment Securities and FHLB Stock	$1,617,940	$1,443,916	$983,081

Other Interest-Earning Assets:
Interest bearing deposits in other financial institutions and Federal Funds Sold (2)	$1,227,308	$513,441	$10,051
(1) Includes $3.1 million of taxable obligations of states and political subdivisions.

(2) From time to time, the Company maintains balances in excess of insured limits at various financial institutions, including the FHLB, the FRB, and other private institutions. At September 30, 2017, the Company had $1.23 billion in interest bearing deposits held at the FRB and $0.5 million at other institutions. At September 30, 2017, the Company did not have interest bearing deposits held at the FHLB and had no federal funds sold at a private institution.

The composition and maturities of the Company’s available for sale and held to maturity investment securities portfolio, excluding equity securities, FHLB stock and mortgage-backed securities, are indicated in the following table. The actual maturity of certain municipal housing related securities are typically less than its stated contractual maturity due to scheduled principal payments and prepayments of the underlying mortgages.

	September 30, 2017
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Available for Sale	(Dollars in Thousands)
Asset backed securities	—	—	—	96,832	94,451	96,832
Small business administration securities	—	—	43,160	14,711	57,046	57,871
Non-bank qualified obligations of states and political subdivisions	—	37,674	315,038	598,117	938,883	950,829
Total Investment Securities AFS	$—	$37,674	$358,198	$709,660	$1,090,380	$1,105,532

Weighted Average Yield (1)	—%	1.38%	1.89%	2.75%	2.67%	2.39%

	September 30, 2017
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Held to Maturity	(Dollars in Thousands)
Obligations of states and political subdivisions	$1,483	$5,893	$8,473	$3,398	$19,247	$19,368
Non-bank qualified obligations of states and political subdivisions	—	12,033	136,523	282,037	430,593	432,361
Total Investment Securities HTM	$1,483	$17,926	$144,996	$285,435	$449,840	$451,729

Weighted Average Yield (1)	1.43%	1.83%	2.19%	2.90%	2.62%	2.41%
 (1) Yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

Mortgage-Backed Securities.  The Company’s mortgage-backed and related securities portfolio as of September 30, 2017 consisted entirely of securities issued by U.S. Government agencies or instrumentalities, including those of Ginnie Mae, Fannie Mae, Freddie Mac and Farmer Mac.  The Ginnie Mae, Fannie Mae, Freddie Mac and Farmer Mac certificates are modified pass‑through mortgage-backed securities representing undivided interests in underlying pools of fixed‑rate, or certain types of adjustable-rate, predominantly single-family mortgages issued by these U.S. Government agencies or instrumentalities.

At September 30, 2017, the Company had a diverse portfolio of mortgage-backed securities with an amortized cost of $702.6 million, all at fixed rates of interest. At September 30, 2017, the Company held primarily seasoned 20-year, 30-year, and 40-year pass through mortgage-backed securities. Coupons on these securities ranged from below 3% to 4.5%.

Mortgage-backed securities generally increase the quality of the Company’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Company.  At September 30, 2017, $514.4 million, or 74%, of the Company’s mortgage-backed securities were pledged to secure various obligations of the Company.

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

The following table sets forth the carrying value of the Company’s mortgage-backed securities at the dates indicated.

	At September 30,
	2017	2016	2015
Available for Sale	(Dollars in Thousands)

Freddie Mac	$100,287	$164,577	$174,322
Fannie Mae	486,167	394,363	391,846
Fannie Mae DUS	—	—	10,415
Total AFS	$586,454	$558,940	$576,583

	At September 30,
	2017	2016	2015
Held to Maturity	(Dollars in Thousands)

Farmer Mac	$61,295	$71,011	$—
Fannie Mae	43,458	51,894	61,026
Ginnie Mae	8,936	10,853	5,551
Total HTM	$113,689	$133,758	$66,577

The following table sets forth the contractual maturities of the Company’s mortgage-backed securities at September 30, 2017.  Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments, all of which typically lower the average life of these securities.

	September 30, 2017
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Available for Sale	(Dollars in Thousands)

Freddie Mac	$—	$—	$—	$100,287	$102,385	$100,287
Fannie Mae	—	—	—	486,167	486,533	486,167
Total Investment Securities	$—	$—	$—	$586,454	$588,918	$586,454

Weighted Average Yield	—%	—%	—%	2.73%	2.64%	2.73%

	September 30, 2017
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Held to Maturity	(Dollars in Thousands)

Farmer Mac	$—	$—	$—	$61,295	$61,295	$60,733
Fannie Mae	—	—	—	43,458	43,458	42,894
Ginnie Mae	—	—	—	8,936	8,936	8,829
Total Investment Securities	$—	$—	$—	$113,689	$113,689	$112,456

Weighted Average Yield	—%	—%	—%	2.64%	2.64%	2.73%

At September 30, 2017, the contractual maturity of all of the Company’s mortgage‑backed securities was in excess of ten years.  The actual maturity of a mortgage-backed security is typically less than its stated contractual maturity due to scheduled principal payments and prepayments of the underlying mortgages.  Prepayments that are different than anticipated will affect the yield to maturity.  The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security.  In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively.  The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of mortgage-backed securities, and these assumptions are reviewed periodically to reflect actual prepayments.  Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, borrower credit scores, loan to premises value, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.  During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security.  Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company’s mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.  During periods of rising interest rates, these prepayments tend to decelerate as the prevailing market interest rates for mortgage rates increase and prepayment incentives dissipate.

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

In fiscal 2017, 2016 and 2015, there were no other-than-temporary impairments recorded.  Fannie Mae and Freddie Mac, which are both in conservatorship, generally provide the certificate holder a guarantee of timely payments of interest, whether or not collected.  Ginnie Mae’s guarantee to the holder is timely payments of principal and interest, backed by the full faith and credit of the U.S. Government.

Sources of Funds

General.  The Company’s sources of funds are deposits, borrowings, amortization and repayment of loan principal, interest earned on or maturation of investment securities and short-term investments, mortgage-backed securities and funds provided from operations.

Borrowings, including FHLB advances, repurchase agreements, other short-term borrowings, and funds available through the FRB Discount Window, may be used at times to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, may be used on a longer-term basis to support expanded lending activities, and may also be used to match the funding of a corresponding asset.

Deposits.  The Company offers a variety of deposit accounts having a wide range of interest rates and terms.  The Company’s deposits consist of statement savings accounts, money market savings accounts, NOW and regular checking accounts, deposits related to prepaid cards primarily categorized as checking accounts and certificate accounts currently ranging in terms from 3 months to 5 years.  The Company solicits deposits from its primary market area and relies primarily on competitive pricing policies, advertising and high-quality customer service to attract and retain these deposits. In addition, the Company may periodically utilize brokered deposits to target strategic maturities related to our seasonal tax advance lending. The tax advance lending season typically lasts six weeks or less and it is generally more efficient to fund these short-term loans by using brokered deposits rather than by selling investment securities. As of September 30, 2017, $255.3 million of the Company's brokered certificates of deposits are scheduled to mature during the second quarter of fiscal 2018 to coincide with a significant paydown of the principal balances on these tax advances. Other sources of brokered deposits may also be utilized periodically to take advantage of balance sheet funding opportunities.

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

At September 30, 2017, $2.44 billion of the Company’s $3.22 billion deposit portfolio was attributable to the Payments segment. The majority of these deposits represent funds available to spend on prepaid debit cards and other stored value products, of which $2.39 billion are included with non-interest-bearing checking accounts and $20.2 million are included with savings deposits on the Company’s Consolidated Statement of Financial Condition.  Generally, these deposits do not pay interest. The Payments segment originates debit card programs through outside sales agents and other financial institutions.  As such, these deposits carry a somewhat higher degree of concentration risk than traditional consumer products.  If a major client or card program were to leave the Bank, deposit outflows could be more significant than if the Bank were to lose a more traditional customer, although it is considered unlikely that all deposits related to a program would leave the Bank without significant advance notification.  As such, and as historical results indicate, the Company believes that its deposit portfolio attributable to the Payments segment is stable.  The increase in deposits arising from Payments has allowed the Bank to reduce its reliance on certificates of deposits and public funds, which typically have relatively higher costs.  See “Regulation – FDIC Deposit Classification Guidance.”

The following table sets forth the deposit flows at the Company during the periods indicated.

	September 30,
	2017	2016	2015
	(Dollars in Thousands)
Opening Balance	$2,430,082	$1,657,534	$1,366,541
Deposits	418,732,743	418,950,277	315,944,447
Withdrawals	(417,941,472)	(418,178,086)	(315,653,993)
Interest Credited	2,071	357	539

Ending Balance	$3,223,424	$2,430,082	$1,657,534

Net Increase	$793,342	$772,548	$290,993

Percent Increase	32.65%	46.61%	21.29%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company for the periods indicated.

	September 30,
	2017		2016		2015
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transactions and Savings Deposits:
Non-Interest Bearing Checking	$2,454,057	76.1%	$2,167,522	89.2%	$1,449,101	87.4%
Interest Bearing Checking	67,294	2.1%	38,077	1.6%	33,320	2.0%
Savings Deposits	53,505	1.7%	50,742	2.1%	41,720	2.5%
Money Market Deposits	48,758	1.5%	47,749	1.9%	42,222	2.6%
Wholesale transaction and savings deposits	18,245	0.6%	—	—%	—	—%
Total Non-Certificate Deposits	$2,641,859	82.0%	$2,304,090	94.8%	$1,566,363	94.5%

Time Certificates of Deposit:

Variable	103	—%	124	—%	192	—%
0.00 - 0.99%	58,745	1.8%	125,519	5.2%	89,044	5.4%
1.00 - 1.99%	522,393	16.2%	349	—%	1,935	0.1%
2.00 - 2.99%	324	—%	—	—%	—	—%

Total Time Certificates of Deposits (1)	$581,565	18.0%	$125,992	5.2%	$91,171	5.5%
Total Deposits	$3,223,424	100.0%	$2,430,082	100.0%	$1,657,534	100.0%
(1) As of September 30, 2017, total time certificates of deposits included $457.9 million of brokered certificates of deposits.

The following table shows rate and maturity information for the Company’s certificates of deposit as of September 30, 2017.

	Variable	0.00- 0.99%	1.00 - 1.99%	2.00 - 2.99%	Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:
December 31, 2017	34	42,083	174,877	—	$216,994	37.3%
March 31, 2018	18	2,093	298,302	—	300,413	51.7%
June 30, 2018	8	4,700	35,743	—	40,451	7.0%
September 30, 2018	26	1,324	1,617	—	2,967	0.5%
December 31, 2018	9	2,673	3,417	—	6,099	1.1%
March 31, 2019	8	498	831	—	1,337	0.2%
June 30, 2019	—	1,386	1,620	—	3,006	0.5%
September 30, 2019	—	501	—	—	501	0.1%
December 31, 2019	—	1,647	1,397	7	3,051	0.5%
March 31, 2020	—	269	36	—	305	0.1%
June 30, 2020	—	829	757	—	1,586	0.3%
September 30, 2020	—	135	82	—	217	—%
Thereafter	—	607	3,714	317	4,638	0.8%

Total	$103	$58,745	$522,393	$324	$581,565	100.0%

Percent of total	—%	10.1%	89.8%	0.1%	100.0%

The following table indicates the amount of the Company’s certificates of deposit and other deposits by time remaining until maturity as of September 30, 2017.

	Maturity
	3 Months or Less	After 3 to 6 Months	After 6 to 12 Months	After 12 Months	Total
	(Dollars in Thousands)
Certificates of deposit less than $250,000	$193,317	$257,999	$26,928	$18,117	$496,361

Certificates of deposit of $250,000 or more	23,677	42,414	16,490	2,623	$85,204

Total certificates of deposit	$216,994	$300,413	$43,418	$20,740	$581,565

At September 30, 2017, there were $80.4 million in deposits from governmental and other public entities included in certificates of deposit.

Borrowings.  Although deposits are the Company’s primary source of funds, the Company’s practice has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread, or when the Company desires additional capacity to fund loan demand. Borrowings from various sources mature based on stated payment schedules.

The Company’s borrowings have historically consisted primarily of advances from the FHLB upon the security of a blanket collateral agreement of a percentage of unencumbered loans and the pledge of specific investment securities.  Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  At September 30, 2017, the Bank had $415.0 million of term advances, $987.0 million of overnight borrowings and the ability to borrow up to an approximate additional $0.4 million from the FHLB. During the fourth quarter of fiscal 2017, the Company incurred a $0.8 million prepayment expense related to the early extinguishment of longer term FHLB debt, which had a balance of $7.0 million at a weighted average interest rate of 6.98%.

The Company completed the public offering of $75 million of 5.75% fixed-to-floating rate subordinated debentures during fiscal year 2016. These notes are due August 15, 2026. The subordinated debentures were sold at par, resulting in net proceeds of approximately $73.9 million. At September 30, 2017, $73.3 million in subordinated debentures, net of issuance costs of $1.7 million, were outstanding.

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

From time to time, the Company has offered retail repurchase agreements to its customers.  These agreements typically range from 14 days to five years in term, and typically have been offered in minimum amounts of $100,000.  The proceeds of these transactions are used to meet cash flow needs of the Company.  At September 30, 2017, the Company had $2.5 million of retail repurchase agreements outstanding.

The Company had three capital leases as of September 30, 2017, two equipment leases and one property lease.  At September 30, 2017, the portion of the liability expected to be expensed and amortized over the next 12 months is approximately $62,000, while the portion of the liability expected to be expensed and amortized beyond 12 months is $1.9 million.  The majority of the $1.9 million liability is related to the Urbandale, Iowa retail branch location.

The following table sets forth the maximum month-end balance and average balance of FHLB advances, retail and reverse repurchase agreements, trust preferred securities, subordinated debentures, capital leases, and overnight fed funds purchased for the periods indicated.

	September 30,
	2017	2016	2015
	(Dollars in Thousands)
Maximum Balance:
FHLB advances	$415,000	$107,000	$7,000
Repurchase agreements	3,782	3,468	17,400
Trust preferred securities	10,310	10,310	10,310
Subordinated debentures	73,347	73,211	—
Capital leases	2,012	2,137	2,247
Other overnight borrowings	20,000	—	—
Overnight fed funds purchased	987,000	992,000	540,000

Average Balance:
FHLB advances	$52,956	$61,454	$7,000
Repurchase agreements	2,225	2,179	10,884
Trust preferred securities	10,310	10,310	10,310
Subordinated debentures	73,273	9,437	—
Capital leases	1,979	2,086	1,993
Other overnight borrowings	1,425	—	—
Overnight fed funds purchased	259,378	339,035	234,025

The following table sets forth certain information as to the Company’s FHLB advances, retail and reverse repurchase agreements, trust preferred securities, subordinated debentures, capital leases, and overnight fed funds purchased at the dates indicated.

	September 30,
	2017	2016	2015
	(Dollars in Thousands)

FHLB advances	$415,000	$107,000	$7,000
Repurchase agreements	2,472	3,039	4,007
Trust preferred securities	10,310	10,310	10,310
Subordinated debentures	73,347	73,211	—
Capital leases	1,938	2,018	2,143
Overnight fed funds purchased	987,000	992,000	540,000

Total borrowings	$1,490,067	$1,187,578	$563,460

Weighted average interest rate of FHLB advances	1.27%	0.89%	6.98%

Weighted average interest rate of repurchase agreements	0.98%	0.60%	0.52%

Weighted average interest rate of trust preferred securities	5.26%	4.99%	4.28%

Weighted average interest rate of subordinated debentures	5.75%	5.75%	—%

Weighted average interest rate of overnight fed funds purchased	1.33%	0.45%	0.30%

Subsidiary Activities

The subsidiaries of the Company are the Bank and First Midwest Financial Capital Trust I.

Payments Overview

The Company, through the MPS division of the Bank, is focused on innovation in the fintech and payments industries. MPS offers a complement of prepaid cards, consumer credit products and other payment industry- related products and services that are marketed to consumers through financial institutions and other commercial entities on a nationwide basis.  The products and services offered by MPS are generally designed to facilitate the processing and settlement of authorized electronic transactions involving the movement of funds.  MPS offers specific product solutions in the following areas:  (i) prepaid cards, (ii) consumer credit products, (iii) ATM sponsorship, (iv) tax refund transfers and (v) interest-free tax refund loans.  MPS’ products and services generally target banks, card processors, third parties that market and distribute the cards, resellers and independent tax preparers (EROs).

Each line of MPS’ business is discussed generally below.  With respect to the lines of business, there is a significant amount of cross-utilization of personnel and resources (e.g., MPS may develop products for both prepaid and consumer credit needs pursuant to a client's request).

Prepaid Cards.  As one of the largest issuers of prepaid cards in the United States, MPS has issued over 870 million prepaid cards since MPS first began issuing prepaid cards. Prepaid cards are debit cards that are embedded with a magnetic stripe which encodes relevant card data (which may or may not include information about the user and/or purchaser of such card), or an EMV chip, which is equipped with a microprocessor chip and the technology used to authenticate chip card transactions. When the holder of such a card attempts a permitted transaction, necessary information, including the authorization for such transaction, is shared between the “point of use” or “point of sale” and authorization systems maintaining the account of record. Most recently, “virtual” prepaid cards have become popular in the industry. Virtual prepaid cards are used in both the consumer space, for example as a gift card, and in the commercial arena to facilitate accounts payable and vendor payments.

The funds associated with such cards are typically held in pooled accounts at the Bank representing the aggregate value of all cards issued in connection with particular products or programs. Although the funds are held in pooled accounts, the account of record indicates the funds held by each individual card.  The cards may work in a closed loop (e.g., the card will only work at one particular merchant and will not work anywhere else), a "Restricted Access Network" (e.g., the card will only work at a specific set of merchants such as a shopping mall), or in an open loop which functions as a Visa, MasterCard, or Discover branded debit card that will work wherever such cards are accepted for payment.  Most of MPS’ prepaid cards are open-loop.

The MPS prepaid card business can generally be divided into two categories:  Consumer Use and Business Use products. These programs are typically offered via a third-party relationship.

Consumer Use.  Examples of consumer use prepaid card programs include payroll, General Purpose Reloadable ("GPR"), Reward, Gift and Benefit/HSA cards. Payroll cards are a product whereby an employee’s payroll is loaded to the card by their employer utilizing direct deposit. GPR cards are usually distributed by retailers and can be reloaded an indefinite number of times at participating retail load networks.  Other examples of reloadable cards are travel cards which are used to replace traveler’s checks and can be reloaded a predetermined number of times, as well as tax-related cards where a taxpayer’s refund is placed on the card.  Reloadable cards are generally open- loop cards that consumers can use to obtain cash at ATMs or purchase goods and services wherever such cards are accepted for payment.

Business or Commercial Use. Prepaid cards are also frequently used by businesses for travel and entertainment, accounts payable and B2B settlement products. For example, virtual prepaid cards are used to facilitate one-time payments between a company and its vendors for monthly settlement. Travel and Entertainment cards, alternatively, are reloadable by the company for use by its employees to travel for business.

     Consumer Credit Products.  In its belief that credit programs can help meet legitimate credit needs for prime and sub-prime borrowers, and afford the Company an opportunity to diversify the loan portfolio and minimize earnings exposure due to economic downturns, the Company has offered certain credit programs that were designed to accomplish these objectives, although only one such program existed as of September 30, 2017.

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

While the Company has adopted policies and procedures to manage and monitor the risks attendant to this line of business, and the executives who manage the Company’s program have years of experience in this area of the Company's business, no guarantee can be made that the Company will not experience losses in the MPS division.  MPS has signed agreements with terms extending through the next few years with several of its largest sales agents/program managers, which the Company expects will help mitigate this risk.  See “- Regulation - Proposal Prepaid Payments Regulation.”

Tax Refund Transfers and Lending.  With the acquisitions of Refund Advantage in September 2015, EPS Financial in November 2016, and SCS in December 2016, the Company is a leading provider of professional tax refund-transfer software used by independent EROs. Both Refund Advantage and EPS offer tax refund-transfer solutions through ACH direct deposit, check and prepaid card. The Bank offers 0% APR tax refund loans to consumers through marketing programs with national consumer tax preparation companies, including Jackson Hewitt and MetaBank's own refund transfer companies, Refund Advantage and EPS.

 Regulation

General

The Company is broadly regulated as a savings and loan holding company by the Federal Reserve, and is required to file reports with and otherwise comply with the rules and regulations of the Federal Reserve applicable to such companies.  As a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company is also required to file reports with the SEC and otherwise comply with federal securities laws.  The Bank is a federally chartered thrift institution that is subject to broad federal regulation and oversight extending to all of its operations by the OCC, its primary federal regulator, and by the FDIC as deposit insurer.  The Bank is also a member of the FHLB.  See “Risk Factors” which is included in Item 1A of this Annual Report on Form 10-K.

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

The extent to which new legislation, existing and planned governmental initiatives, and a new presidential administration result in an improvement in the national economy is uncertain.  In addition, because some components of the Dodd-Frank Act still have not been finalized, it is difficult to predict the ultimate effect of the Dodd-Frank Act on us or the Bank at this time, although recent public statements by federal regulators have expressed recognition that regulatory relief is needed for smaller financial institutions (e.g., those with less than $10 billion in assets, like the Bank).

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

Preemption.  On July 21, 2011, the preemption provisions of the Dodd-Frank Act became effective, requiring that federal savings associations be subject to the same preemption standards as national banks, with respect to the application of state consumer laws to the interstate activities of federally chartered depository institutions.  Under the preemption standards established under the Dodd‑Frank Act for both national banks and federal savings associations, preemption of a state consumer financial law is permissible only if:  (1) application of the state law would have a discriminatory effect on national banks or federal thrifts as compared to state banks; (2) the state law is preempted under a judicial standard that requires a state consumer financial law to prevent or significantly interfere with the exercise of the national bank’s or federal thrift’s powers before it can be preempted, with such preemption determination being made by the OCC (by regulation or order) or by a court, in either case on a “case‑by‑case” basis; or (3) the state law is preempted by another provision of federal law other than Title X of the Dodd-Frank Act.  Additionally, the Dodd-Frank Act specifies that such preemption standards only apply to national banks and federal thrifts themselves, and not their non-depository institution subsidiaries or affiliates.  Specifically, operating subsidiaries of national banks and federal thrifts that are not themselves chartered as a national bank or federal thrift may no longer benefit from federal preemption of state consumer financial laws, which now apply to such subsidiaries (or affiliates) to the same extent that they apply to any person, corporation or entity subject to such state laws. The Bank has one wholly owned service corporation subsidiary at present.

Prohibition on Unfair, Deceptive and Abusive Acts and Practices.  July 21, 2011 was the designated transfer date under the Dodd-Frank Act for the formal transfer of rulemaking functions under the federal consumer financial laws from each of the various federal banking agencies to the Bureau, which is charged with the mission of protecting consumer interests.  The Bureau is responsible for administering and carrying out the purposes and objectives of the federal consumer financial laws and to prevent evasions thereof, with respect to all financial institutions that offer financial products and services to consumers.  The Bureau is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service.  With its broad rulemaking and enforcement powers coupled with a six-year operational history, the Bureau has redrawn the consumer financial laws through rulemaking and enforcement actions, which may directly impact the business operations of financial institutions offering consumer financial products or services including the Bank and its divisions.

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

Pursuant to the Prepaid Accounts Rule, the CFPB requires that the consumer be presented with a new “Know Before You Owe” disclosure. Financial institutions, such as the Bank, must provide certain account information in a short form disclosure, in close proximity to the short-form disclosure, and in a long form disclosure to consumers before they acquire a prepaid account, unless specifically exempted. The rule generally extended Regulation E’s error resolution and limited liability requirements to all prepaid accounts, regardless of whether the financial institution has completed its consumer identification and verification process with respect to the account. In addition, the Prepaid Accounts Rule extended Regulation E’s three tiers of liability for unauthorized transfers to prepaid accounts, depending on when the consumer reported the error. The rule also extended Regulation E’s periodic statement requirement to prepaid accounts. Under the final rule, financial institutions must, at no additional charge or fee, provide prepaid account holders with (i) periodic account statements, or (ii) access to his or her account balance through a readily available telephone line and written and electronic records of the account history. The rule also extended Regulation Z’s credit card rules and disclosure requirements to prepaid accounts that provide overdraft services and other credit features. The rule also requires account issuers, such as the Bank, to post their publicly offered prepaid card program agreements on their websites, make them available to consumers upon request, and provide copies of all publicly offered prepaid card program agreements to the CFPB. Most of the rule's provisions took effect on October 1, 2017.
Customer Identification Programs for Holders of Prepaid Cards. On March 21, 2016, the federal banking agencies, including the OCC and the Federal Reserve, issued Interagency Guidance to Issuing Banks on Applying Customer Identification Program Requirements to Holders of Prepaid Cards. This guidance extends the requirements of the Customer Identification Program required by Section 326 of the USA Patriot Act to prepaid accounts where the cardholder has either the (i) ability to reload funds, or (ii) access to credit or overdraft features. If either of these features is present, the issuer must verify the identity of the named account holder.
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

 Regulatory authorities have been granted extensive discretion in connection with their supervisory and enforcement activities which are intended to strengthen the financial condition of the banking industry, including, but not limited to, the imposition of restrictions on the operation of an institution, the classification of assets by the institution, and the adequacy of an institution’s allowance for loan losses.  Typically, these actions are undertaken due to violations of laws or regulations or conduct of operations in an unsafe or unsound manner.  The OCC has announced that supervisory strategies for 2018 will focus on the following: (i) cybersecurity and operational resiliency; (ii) retail credit loan underwriting and concentration risk management; (iii) business model sustainability; (iv) BSA/AML compliance management; and (v) change management processes to address new regulatory requirements.

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

In connection with its assumption of responsibility for the ongoing examination, supervision and regulation of federal savings associations, the OCC published a final rule on July 21, 2011, that republishes those OTS regulations that the OCC has the authority to promulgate and enforce as of the July 21, 2011 transfer date, with nomenclature and other technical amendments to reflect OCC supervision of federal savings associations.  In addition, on May 17, 2012, November 20, 2013, June 2, 2015 and March 14, 2016, the OCC rescinded additional OTS documents that formerly applied to federal savings and loan associations, and applied new policy guidance where policy guidance did not already exist.  With respect to the 2015 rules, the OCC streamlined requirements (where permitted) to provide integrated treatment to national banks and federal savings associations with respect to certain corporate activities and transactions.  The new regulations define an “eligible savings association” as one that: (i) is well capitalized as defined in 12 CFR 6.4; (ii) has a composite rating of 1 or 2 under the Uniform Financial Institutions Rating System (“CAMELS”); (iii) has a Community Reinvestment Act (“CRA”), 12 U.S.C. 2901 et seq., rating of ‘‘Outstanding’’ or ‘‘Satisfactory,’’ if applicable; (iv) has a consumer compliance rating of 1 or 2 under the Uniform Interagency Consumer Compliance Rating System; and (v) is not subject to a cease and desist order, consent order, formal written agreement, or Prompt Corrective Action directive or, if subject to any such order, agreement, or directive, is informed in writing by the OCC that the savings association may be treated as an ‘‘eligible bank or eligible savings association’’ for purposes of the regulation. With respect to the 2016 rule changes, the OCC removed unnecessary regulatory reporting, accounting and management policy requirements and integrated and updated rules related to insiders and affiliate transactions. The OCC undertook this integration to promote fairness in supervision, reduce regulatory duplication and create efficiencies for national banks and federal savings associations, as well as the OCC. Once finalized, the OCC’s regulations and guidance supersede that of OTS and are indicative of the OCC’s goal of one integrated policy platform for national banks and savings associations.

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

The Bank’s general permissible lending limit to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).  At September 30, 2017, the Bank’s lending limit under these restrictions was $57.2 million.  The Bank is in compliance with this lending limit.

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

Under the Dodd-Frank Act, a permanent increase in deposit insurance was authorized to $250,000.  The coverage limit is per depositor, per insured depository institution for each account ownership category. The Dodd-Frank Act also set a new minimum DIF reserve ratio at 1.35% of estimated insured deposits.  The FDIC is required to attain this ratio by September 30, 2020.  In connection with this requirement, in November 2015, the FDIC released a proposed rulemaking (1) raising the minimum reserve ratio from 1.15% to 1.35%; (2) requiring that the reserve ratio reach 1.35% by September 30, 2020; and (3) requiring that the FDIC offset the effect of the increase in the minimum reserve ratio on insured depository institutions with less than $10 billion in assets, like the Bank.  The Board of the FDIC voted to increase the reserve ratio to 1.35% in October 2015. The reserve ratio reached 1.15% on June 30, 2016 and it is anticipated to reach the statutory mandate of 1.35% by December 31, 2018.

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

As noted above, brokered deposits are subject to an adjustment rate in the calculation of deposit insurance premiums. Based upon guidance issued by the FDIC, some of Meta’s prepaid deposits are deemed to be “brokered” deposits. As discussed below, should the Bank fail to maintain its well capitalized status, limitations related to brokered deposits would automatically trigger which could have a material adverse effect on the Bank and the Company.

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

DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  At September 30, 2017, the FICO assessment was equal to 0.54 basis points for each $100 of its total assessment base of approximately $3.62 billion.  These assessments will continue until the bonds mature in 2019.

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

Assessments.  The Dodd-Frank Act provides that, in establishing the amount of an assessment, the Comptroller of the Currency may consider the nature and scope of the activities of the entity, the amount and type of assets it holds, the financial and managerial condition of the entity and any other factor that is appropriate. The Bank’s assessment (standard assessment) at September 30, 2017, was $368,373.

Basel III Capital Requirements.  2017 is the third year of implementation of the bank capital rules (the “Basel III Capital Rules”) adopted in July 2013 by our primary federal regulator, the Federal Reserve, and the Bank’s primary federal regulator, the OCC. The Basel III Capital Rules established a new comprehensive capital framework for U.S. banking organizations and generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards.  The Basel III Capital Rules substantially increased the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including us and the Bank. The Basel III Capital Rules became effective for us and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions.

The Basel III Capital Rules established three components of regulatory capital: (1) common equity tier 1 capital (“CET1 Capital”), (2) additional tier 1 capital, and (3) tier 2 capital. Tier 1 capital is the sum of CET1 Capital and additional tier 1 capital instruments meeting certain revised requirements. Total capital is the sum of tier 1 capital and tier 2 capital. Under the Basel III Capital Rules, for most banking organizations, the most common form of additional tier 1 capital is non-cumulative perpetual preferred stock and the most common form of tier 2 capital is subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the Basel III Capital Rules’ specific requirements. CET1 Capital, tier 1 capital, and total capital serve as the numerators for three prescribed regulatory capital ratios. Risk-weighted assets, calculated using the standardized approach in the Basel III Capital Rules for us and the Bank, provide the denominator for such ratios. There is also a leverage ratio that compares tier 1 capital to average total assets.

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

Beginning January 1, 2016, we and the Bank became required to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of CET1 Capital, applies to each of the three risk-based capital ratios (but not the leverage ratio), and increases the minimum requirement of the three risk-based capital ratios by 0.625% for each year through 2019. On January 1, 2017, the Company and Bank complied with the capital conservation buffer requirement for 2017.

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

Implementation of the deductions and other adjustments to CET1 Capital began on January 1, 2015, and are being phased in over a four-year period (beginning at 40% on January 1, 2015, and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and the buffer increases by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

With respect to the Bank, the Basel III Capital Rules apply to and revised the Prompt Corrective Action (“PCA”) regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act, by: (i) introducing a CET1 Capital ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 Capital ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the previous 6%); and (iii) eliminating the provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized.  The Basel III Capital Rules did not change the total risk-based capital requirement for any PCA category.

The Basel III Capital Rules prescribe a standardized approach for risk weightings for a large and risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. Government and agency securities, to 600% for certain equity exposures, and resulting in high-risk weights for a variety of asset classes.

As of September 30, 2017, the Bank exceeded all of its regulatory capital requirements as showing in the table below and was designated as “well-capitalized” under federal guidelines.  The table below includes certain non-GAAP financial measures that are used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies.  Management reviews these measures along with other measures of capital as part of its financial analysis. See Note 13 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Regulatory Capital Data

	Company (Actual)	Bank (Actual)	Minimum Requirement For Capital Adequacy Purposes	Minimum Requirement To Be Well Capitalized Under Prompt Corrective Action Provisions
	Ratio	Ratio	Ratio	Ratio
	(Dollars in Thousands)
September 30, 2017

Tier 1 leverage ratio	7.64%	9.64%	4.00%	5.00%
Common equity Tier 1 capital ratio	13.97%	18.22%	4.50%	6.50%
Tier 1 capital ratio	14.46%	18.22%	6.00%	8.00%
Total qualifying capital ratio	18.41%	18.59%	8.00%	10.00%

The following table provides a reconciliation of the amounts included in the table above.

Reconciliation:

Standardized Approach (1)
September 30, 2017
(Dollars in Thousands)

Total equity	$434,496
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	95,332
LESS: Certain other intangible assets	41,743
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	1,495
LESS: Net unrealized gains (losses) on available-for-sale securities	9,166
Common Equity Tier 1 (1)	286,760
Long-term debt and other instruments qualifying as Tier 1	10,310
LESS: Additional tier 1 capital deductions	374
Total Tier 1 capital	296,696
Allowance for loan losses	7,718
Subordinated debentures (net of issuance costs)	73,347
Total qualifying capital	377,761
(1) Capital ratios were determined using the Basel III Capital Rules that became effective on January 1, 2015. Basel III revised the definition of capital, increased minimum capital ratios, and introduced a minimum CET1 ratio; those changes are being fully phased in through the end of 2021.

The following table provides a reconciliation of tangible common equity used in calculating tangible book value data.

September 30, 2017
(Dollars in Thousands)
Total Stockholders' Equity	$434,496
Less: Goodwill	98,723
Less: Intangible assets	52,178
Tangible common equity	283,595
Less: AOCI	9,166
Tangible common equity excluding AOCI	274,429
Due to the predictable, quarterly cyclicality of MPS deposits in connection with tax season business activity, management believes that a six-month capital calculation is a useful metric to monitor the Company’s overall capital management process. As such, the Bank’s six-month average Tier 1 leverage ratio, Common equity Tier 1 capital ratio, Tier 1 capital ratio, and Total qualifying capital ratio as of September 30, 2017 were 9.70%, 18.99%, 18.99%, and 19.39%, respectively.
Recent Releases Related to Capital Rules. On November 21, 2017, the federal banking agencies released a final rule finalizing certain capital rule transitions related to regulatory capital deductions and risk weights for banking organizations, including federal savings banks (like the Bank) and savings and loan holding companies (like the Company), that are not subject to the advanced approaches capital rule. Specifically, the final rule extends existing capital provisions for mortgage servicing assets, certain deferred tax assets, non-significant investments in the capital instruments of unconsolidated financial institutions, and minority interests. Without adoption of this final rule, new requirements that included significantly higher risks ratings for the affected assets would have become effective on January 1, 2018.

In September 2017, the federal banking agencies, including the OCC, the FDIC, and the Federal Reserve, released for comment a proposed rule that would simplify certain aspects of the agencies’ capital rules as they relate to federal savings banks and savings and loan holding companies. The proposal is designed to simplify and clarify certain complex aspects of the existing capital rules. Among other proposed changes, the proposal would replace the definition of high volatility commercial real estate exposure in the standardized approaches capital framework with a straightforward definition of highly volatile acquisition, development or construction; these exposures would receive a 130% risk weighting instead of the current 150% risk weighting such assets receive now. In addition, the proposal would simplify threshold deduction treatment for mortgage servicing assets and certain tax deferred assets; it would also simplify limits on minority interests included in regulatory capital. The comment period is currently scheduled to close on this proposal on December 26, 2017.

Prompt Corrective Action. Federal banking regulators are authorized and, under certain circumstances, required to take certain actions against banks that fail to meet their capital requirements.  Effective December 19, 1992, (and revised as described above) the federal banking agencies were given additional enforcement authority with respect to undercapitalized depository institutions.  Under the current regulations, an institution is deemed to be (a) “well-capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 8.0% or more, has a CET1 risk based capital ratio of 6.5% or more, and has leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure; (b) “adequately capitalized” if it has a total Capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a CET1 risk based capital ratio of 4.5% or more and has a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of well-capitalized; (c) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 6.0%, a CET1 Capital ratio less than 4.5% or a Tier 1 leverage capital ratio that is less than 4.0%; (d) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, a CET1 Capital ratio less than 3% or a Tier 1 leverage capital ratio that is less than 3.0%; and (e) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.  In certain situations, a federal banking agency may reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with supervisory actions as if the institution were in the next lower category.

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

During the fiscal year ended September 30, 2017, the Bank paid no cash dividends to the Company, as the Company utilized existing cash holdings for payment of dividends to the Company’s stockholders and other holding company expenses.  The Company does not currently anticipate that it will need dividends from the Bank in order to fund dividends to the Company’s stockholders.  To declare a dividend under new rules adopted in 2015 by the OCC, an institution must file a notice with the OCC as an “eligible savings association” (as defined in the OCC’s regulations) if, among other things, it would not remain well-capitalized or would not be an eligible savings association upon the distribution.  An application to the OCC is required prior to a capital distribution if, among other things, a federal savings association is not an “eligible savings association.”  If neither of these are triggered, an institution does not need to file a notice or an application before declaring a dividend or otherwise making a capital distribution.

Qualified Thrift Lender Test.  All savings associations, including the Bank, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations.  This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) on a monthly average for nine out of every 12 months on a rolling basis or meet the requirements for a domestic building and loan association under the Internal Revenue Code.  Under either test, the required assets primarily consist of residential housing related to loans and investments.  At September 30, 2017, the Bank met the test and always has since its inception.

Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it qualifies as a QTL within one year and thereafter remains a QTL, or limits its new investments and activities to those permissible for both a savings association and a national bank.  In addition, the association is subject to national bank limits for payment of dividends and branching authority.  If such association has not requalified or converted to a national bank within three years after the failure, it must divest all investments and cease all activities not permissible for a national bank or federal savings association.  The Bank currently meets its QTL requirement and expects to do so for the foreseeable future.

Community Reinvestment Act.  Under the Community Reinvestment Act (the “CRA”), the Bank is evaluated periodically by its primary federal banking regulator to determine if it is meeting its continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its assessment areas, including low and moderate income neighborhoods.  The Bank received a “Satisfactory” rating during its most recent Performance Evaluation dated January 3, 2017.  A copy of the Bank’s most recent Performance Evaluation is available as part of its Public File.

Volcker Rule.  On December 10, 2013, five financial regulatory agencies, including our primary federal regulators the Federal Reserve and the OCC, adopted final rules implementing the so-called Volcker Rule embodied in Section 13 of the Bank Holding Company Act (“BHCA”), which was added by Section 619 of the Dodd-Frank Act.  The final rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts and (2) having certain ownership interests in and relationships with hedge funds or private equity funds (“covered funds”).  The final rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions.  The final rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators.  Community and small banks, such as MetaBank, are afforded some relief under the final rules.  If such banks are engaged only in exempted proprietary trading, such as trading in U.S. Government, agency, state and municipal obligations, they are exempt entirely from compliance program requirements.  Moreover, even if a community or small bank engages in proprietary trading or covered fund activities under the rule, they need only incorporate references to the Volcker Rule into their existing policies and procedures.  The compliance date for banks to conform to the Volcker Rule was July 21, 2015, but the regulators granted multiple extensions until July 21, 2017 for conformance of relationships with covered funds that existed prior to December 31, 2013 (this was the final extension granted in connection with such "legacy" covered funds).  Beginning June 30, 2014, banking entities with $50 billion or more in trading assets and liabilities were required to report quantitative metrics; on April 30, 2016, banking entities with at least $25 billion but less than $50 billion were required to report; and on December 31, 2016, banking entities with at least $10 billion but less than $25 billion were required to report.  The Company does not at this time expect the Volcker Rule to have a material impact on its operations.

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

As members of the FHLB System, the Bank is required to purchase and maintain activity-based capital stock in the FHLB in the amount specified by the applicable Federal Home Loan Bank's capital plan. At September 30, 2017, the Bank had in the aggregate $61.1 million in FHLB stock, which was in compliance with the Federal Home Loan Bank of Des Moines' requirement.  For the fiscal year ended September 30, 2017, dividends paid by the FHLB to the Bank totaled $538,434.  In June 2015, the FHLB of Des Moines and the FHLB of Seattle merged into the FHLB of Des Moines.  Notably, pursuant to certain integration rules adopted by the OCC in 2015, federal savings associations are no longer required to become members of a Federal Home Loan Bank.

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

FDIC Deposit Classification Guidance

On January 5, 2015, the Federal Deposit Insurance Corporation (“FDIC”) published initial industry guidance (the “Guidance”) in the form of Frequently Asked Questions with respect to the categorization of deposit liabilities as "brokered" deposits.  This guidance was later supplemented on November 13, 2015, and was finalized on June 30, 2016.  As of September 30, 2017, the Bank categorized $1.47 billion, or 45.7% of its deposit liabilities, as brokered deposits.

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

In accordance with its goal to assess the condition, performance and activities of savings and loan holding companies on a consolidated basis in a manner that is consistent with the Federal Reserve’s established risk-based approach regarding bank holding company supervision, the Federal Reserve announced in 2013 that it will use the “RFI/C(D)” rating system (commonly referred to as “RFI”) to assign indicative ratings to such companies.  On December 9, 2016, the Federal Reserve issued a proposal to fully apply its existing rating system for bank holding companies to savings and loan holding companies on a fully implemented basis (the "Ratings Proposal"). If adopted as proposed, indicative ratings would no longer be used to evaluate the Company.

In late 2013, the Federal Reserve announced that, with respect to savings and loan holding companies with less than $10 billion in assets (like the Company), such companies’ inspection frequency and scope requirements will be the same as those for bank holding companies of the same asset size.  The FRB will also determine whether or not a savings and loan holding company is “complex” as determined by certain factors enumerated by the Federal Reserve.  According to the Federal Reserve, with respect to institutions with less than $10 billion in assets (such as the Company), the determination of whether a holding company is "complex" versus "noncomplex" is made at least annually on a case-by-case basis taking into account and weighing a number of considerations, such as: the size and structure of the holding company; the extent of intercompany transactions between insured depository institution subsidiaries and the holding company or uninsured subsidiaries of the holding company; the nature and scale of any non-bank activities, including whether the activities are subject to review by another regulator and the extent to which the holding company is conducting Gramm-Leach-Bliley authorized activities (e.g., insurance, securities, merchant banking); whether risk management processes for the holding company are consolidated; and whether the holding company has material debt outstanding to the public. The Federal Reserve has advised savings and loan holding companies with less than $10 billion in assets (like the Company) to refer to this supervisory guidance until the Ratings Proposal is finalized.  As of the date of this filing, the FRB has not advised the Company that it is complex.

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

Management

On August 9, 2017, the Federal Reserve published proposed guidance related to supervisory expectations for board of directors, including boards of directors of savings and loan holding companies. The proposal seeks to clarify supervisory expectations of boards and distinguish the roles held by senior management to allow boards to focus on fulfilling their core responsibilities. The comment period closes on February 15, 2018.

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

To the extent earnings appropriated to a savings bank’s bad debt reserves and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the bank’s supplemental reserves for losses on loans (“Excess”), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a stockholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).  As of September 30, 2017, the Bank’s Excess for tax purposes totaled approximately $6.7 million.

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

It is also expected that the Bank will continue to experience strong competition for its AFS/IBEX division with respect to financing insurance premiums and for its Refund Advantage, EPS, and SCS businesses with respect to tax return processing services.

Employees

At September 30, 2017, the Company and its subsidiaries had a total of 827 full-time equivalent employees, an increase of 155 employees, or 23%, from September 30, 2016.  The Company’s employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

Available Information

The Company’s website address is www.metafinancialgroup.com.  The Company makes available, through a link with the SEC’s EDGAR database, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and statements of ownership on Forms 3, 4, and 5.  Investors are encouraged to access these reports and other information about our business on our website.  The information found on the Company’s website is not incorporated by reference in this or any other report the Company files or furnishes to the SEC.  We also will provide copies of our Annual Report on Form 10-K, free of charge, upon written request to Brittany Kelly Elsasser, Director of Investor Relations, at the Company’s address.  Also posted on our website, among other things, are the charters of our committees of the Board of Directors, as well as the Company's and the Bank's Codes of Ethics.

Item 1A.    Risk Factors

Factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected or historical results include those described below as well as other risks and factors identified from time to time in our SEC filings.  The Company’s business could be harmed, perhaps materially, by any of these risks, as well as other risks that we have not identified, whether due to such risks not presently being known to us, because we do not currently believe such risks to be material or otherwise.  The trading price of the Company’s common stock could decline due to any of these risks, and you may lose all or part of your investment.  The risks discussed below also include forward-looking statements, and actual results and events may differ substantially from those discussed or highlighted in these forward-looking statements. In assessing these risks, you should also refer to the other information contained in this annual report on Form 10-K, including the Company’s financial statements and related notes. Before making an investment decision with respect to any of our securities, you should carefully consider the following risks and uncertainties described below and elsewhere in this annual report on Form 10-K. See also “Forward-Looking Statements.”

Risks Related to Our Industry and Business

Our growth has been robust, and failure to generate sufficient capital to support anticipated growth could cause us difficulty in maintaining regulatory capital compliance and meeting our capital requirements, and adversely affect our earnings and prospects.

The Company has continued to experience considerable growth recently, having increased its assets from $4.01 billion at September 30, 2016 to $5.23 billion at September 30, 2017.  Funded primarily by growth of low- and no-cost deposits, the proceeds thereof have been invested primarily in loans, municipal bonds, mortgage-backed securities (“MBS”) and investment securities available for sale.  The Company’s asset growth has required and, if continued as expected, will continue to generate a need for higher levels of capital which management believes may not be met through earnings retention alone. Additionally, our asset mix has changed, and we expect will continue to change, as we increase commercial and consumer loans, especially in our tax-related financial solutions divisions; such loans carry risk weights far in excess of traditional one- to four- family loans, and as a result it will be more difficult to maintain regulatory capital compliance. Consideration of maintaining compliance with capital requirements, in August 2016, the Company completed the public offering of $75 million of its 5.75% fixed-to-floating rate subordinated debentures due August 15, 2026, with the proceeds of the offering, approximately $73.9 million, qualifying as Tier 2 capital for regulatory purposes at the Company level, and as Tier 1 capital as invested by the Company in the Bank. In addition, the Company privately placed 266,430 shares of common stock to several institutional investors during fiscal 2016. There can be no assurance, however, that the Company will be able to continue to access sources of capital, private or public.  Failure to remain well-capitalized, or to attain potentially even higher levels of capitalization that are or will be required in the future under regulatory initiatives mandated by Congress, our regulatory agencies, or under the Basel accords, could adversely affect the Company’s earnings and prospects.

We may have difficulty continuing to grow, and even if we do grow, our growth may strain our resources and limit our ability to expand our operations successfully.

As described above, we have experienced significant growth in the amount of our assets; this is also the case with the level of our deposits.  Our future profitability will depend in part on our continued ability to grow in both of these categories, as well as in other categories; including through expansion of our business through acquisitions and other strategic transactions. See “Acquisitions could disrupt our business and harm our financial condition.” We may not, however, be able to sustain our historical growth rate or be able to grow at all. In addition, we believe that our future success will depend on competitive factors and on the ability of our senior management to continue to maintain a robust system of internal controls and procedures and manage a growing number of customer relationships.  See “The Company operates in an extremely competitive market, and the Company’s business will suffer if it is unable to compete effectively.” We may not be able to implement changes or improvements to these internal controls and procedures in an efficient or timely manner and may discover deficiencies in existing systems and controls.  Consequently, continued growth, if achieved, may place a strain on our operational infrastructure, which could have a material adverse effect on our financial condition and results of operations.

We incur significant costs and demands upon management and accounting and finance resources as a result of complying with the laws and regulations affecting public companies; if we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and our reputation.

As an SEC reporting company, we are required to, among other things, maintain a system of effective internal control over financial reporting, which requires annual management and independent registered public accounting firm assessments of the effectiveness of our internal controls. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We have historically dedicated a significant amount of time and resources to implement our internal financial and accounting controls and procedures. Substantial work may continue to be required to further implement, document, assess, test and remediate our system of internal controls. We may also need to retain additional finance and accounting personnel in the future.

If our internal control over financial reporting is not effective, we may be unable to issue our financial statements in a timely manner, we may be unable to obtain the required audit or review of our financial statements by our independent registered public accounting firm in a timely manner or we may be otherwise unable to comply with the periodic reporting requirements of the SEC, our common stock listing on the NASDAQ Global Select Market could be suspended or terminated and our stock price could materially suffer. In addition, we or members of our management could be subject to investigation and sanction by the SEC and other regulatory authorities and to claims by stockholders, which could impose significant additional costs on us and divert our management's attention.

In addition, see "Item 9A. Controls and Procedures-Management’s Annual Report on Internal Control over Financial Reporting" for inherent limitations in a control system.

The Company is required to serve as a “source of strength” for the Bank.
Federal banking law codifies a requirement that savings and loan holding companies (like the Company) act as a financial “source of strength” for its FDIC-insured depository institution subsidiaries (like the Bank).  The term “source of financial strength” is defined in the relevant statute as the ability of a company to provide financial assistance to such insured depository institution in the event of the financial distress of such insured depository institution.  The statute permits the OCC, as the Bank’s primary federal regulator, to request reports from the Company to assess its ability to serve as a source of strength and to enforce compliance with these statutory requirements.  To date, no regulations have been proposed in connection with this statutory requirement, although it is widely assumed that the Federal Reserve would enforce its prior guidance regarding the applicability of this doctrine to bank holding companies in connection with the rule’s application to savings and loan holding companies.
Given the power provided to the federal banking agencies in this provision, it is possible that the Company could be required to serve as a source of strength when it might not otherwise voluntarily choose to do so.  Specifically, the imposition of such financial requirements might require the Company to raise additional capital to support the Bank at a time when it is not otherwise prudent for the Company to do so; for example, such raise could be on terms that are not favorable or typical in the existing market.  Further, any capital provided by the Company would be subordinate to others with interest in the Bank, including its depositors. In addition, in the event of the bankruptcy of the Company at a time when it had a commitment to one of the Bank’s regulators to maintain the capital of the Bank, the regulators’ claims against the Company may be entitled to priority status over other obligations.

Our loan portfolio has grown substantially, and our underwriting practices may not prevent future losses in our loan portfolio.

Over the last several fiscal years, our loan portfolio has grown substantially with new loan originations.  Our underwriting practices are designed to mitigate risk by adhering to specific loan parameters.  Components of our underwriting program include, where appropriate, an analysis of the borrower and their creditworthiness, a financial statement review, and, if applicable, cash flow projections and a valuation of collateral. Other lending programs, particularly in the Bank's divisions, rely on experience and quantitative data. We may incur losses in our loan portfolio, especially the new portions thereof, if our underwriting practices or criteria fail to identify credit risks.  It is also possible that losses will exceed the amounts the Bank has set aside for loss reserves and result in reduced interest income and increased provision for loan losses, which could have an adverse effect on our financial condition and results of operations. Deterioration in our loan portfolio could also cause a decrease in our capital, which would make it more difficult to maintain regulatory capital compliance.

The bulk of our retail bank lending operations is concentrated in Iowa and South Dakota.

Our retail bank lending activities are largely based in Iowa and South Dakota.  As a result, and notwithstanding lending in our AFS/IBEX division and lending in our tax-related financial solutions divisions, our financial performance depends to a large degree on the economic conditions in these areas.  If local economic conditions worsen it could cause us to experience an increase in the number of borrowers who default on their loans along with a reduction in the value of the collateral securing such loans, which could decrease our capital and have an adverse effect on our financial condition and results of operations. Lending by AFS/IBEX is concentrated in California, Texas, Florida and New York, while lending by Refund Advantage, EPS Financial and SCS is nationwide.

Economic and market conditions could adversely affect our industry and regulatory costs and could continue to increase.

General economic trends, low national economic growth and reduced availability of commercial credit could negatively impact the credit performance of commercial and consumer credit in general, which could lead to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity.  The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.  In particular, we may face the following risks in connection with these events:

•
We have faced increased regulation of our industry.  Although it is possible that the effect of the November 2016 federal elections may curtail such events, compliance with existing and expected regulations may increase our costs and limit our ability to pursue business opportunities;

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

•
If we experience financial setbacks or regulatory action in the future, we may be required to pay significantly higher FDIC insurance premiums than we currently pay due, in part, to our significant level of brokered deposits.  See “– Regulation.”

The full impact of the Dodd-Frank Act is still unknown.

While regulatory agencies have made considerable progress in implementing the Dodd-Frank Act, the full compliance burden and impact on our operations and profitability are still not known.  Hundreds of new federal regulations, studies and reports were required under the Dodd-Frank Act and not all of them have been finalized; some rules and policies will be further developing for months and years to come.  Based on the provisions of the Dodd-Frank Act that have already been implemented as well as anticipated regulations, and notwithstanding the recent Presidential election results of 2016, it is likely that banks and thrifts as well as their holding companies will continue to be subject to regulation and compliance obligations that expose us to higher costs as well as noncompliance risk and consequences.

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

With respect to final regulations that affect insured depository institutions such as the Bank, the Bureau also issued a final rule related to international remittances, which covers entities that provide at least 100 remittance transfers per calendar year.  As such, the Bank is subject to the rule.

Our most recent CRA rating was “Satisfactory.”  A less than “Satisfactory” CRA rating could have a negative effect on the OCC’s review of certain banking applications.

Under the CRA, the Bank is evaluated periodically by its primary federal banking regulator to determine if it is meeting its continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods.  In the Bank’s most recent CRA examination dated January 3, 2017, the Bank received an overall rating of “Satisfactory.”  If the Bank were to receive a future CRA rating of less than “Satisfactory,” the CRA requires the OCC to take such rating into account in considering an application for any of the following:  (i) the establishment of a domestic branch; (ii) the relocation of its main office or of a branch; (iii) the merger or consolidation with or acquisition of assets or assumption of liabilities of an insured depository institution; or (iv) the conversion of the Bank to a national charter.

Legislative and regulatory initiatives taken to date, including with respect to capital requirements may not achieve their intended objective.

Under the Basel III Capital Rules, minimum requirements have increased for both the quantity and quality of capital held by banking organizations. The Basel III Capital Rules include a new minimum ratio of CET1 Capital to risk-weighted assets of 4.5% and a capital conservation buffer of which is .0625% for 2016, rising by .0625% per year to 2.5% of risk-weighted assets for 2019 and later years. The Rules also impose a minimum ratio of tier 1 capital to risk-weighted assets of 6% and includes a minimum leverage ratio (tier 1 capital to average total assets) of 4% for all banking organizations. The Rules also emphasize CET1 Capital and implement strict eligibility criteria for regulatory capital instruments. The minimum total capital ratio remains at 8% but the general PCA framework has been changed to incorporate these increased minimum requirements. The Basel III Capital Rules phase-in period for smaller, less complex banking organizations like the Company and the Bank began in January 2015. The phase-in will gradually increase capital requirements for the Company and the Bank, making compliance and future growth more difficult to achieve. Should the Company or the Bank fail to meet the requirements of the Basel III Capital Rules, including the application of well-capitalized levels in connection with such rules, the Company and the Bank would be subject to adverse regulatory action by our regulators, which action could result in material adverse consequences for us, the Bank, and our shareholders.

We have a concentration of our assets in mortgage-backed securities and municipal securities.

As of September 30, 2017, approximately 13.4% of the Company’s assets were invested in mortgage‑backed securities, compared to 17.3% at September 30, 2016.  The Company’s mortgage-backed and related securities portfolio consists primarily of securities issued by U.S. Government instrumentalities, including those of Fannie Mae and Freddie Mac which are in conservatorship.  The Fannie Mae and Freddie Mac certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, predominantly single-family and, to a lesser extent, multi-family residential mortgages issued by these U.S. Government instrumentalities.

Mortgage-backed securities remain subject to credit risk, and to the risk that a fluctuating interest rate environment, along with other risk factors such as the geographic distribution of the underlying mortgage loans may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities.

As of September 30, 2017, approximately 26.8% of the Bank’s assets were invested in municipal securities, compared to approximately 29.6% at September 30, 2016.  As of September 30, 2017, 26.4% of the Bank’s assets invested in municipal securities were non-bank qualified obligations.

     Municipal securities remain subject to the risk that a fluctuating interest rate environment may alter the value of the securities.

Our reputation and business could be damaged by negative publicity.

Reputational risk, including as a result of negative publicity, is inherent in our business.  Negative publicity can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, illegal or unauthorized acts taken by third parties that supply products or services to the Company or the Bank, ethical behavior of our employees and from actions taken by regulators and others as a result of that conduct.  Damage to our reputation could adversely impact our ability to attract new and maintain existing loan and deposit customers, employees and business relationships, and, particularly with respect to our MPS division, could result in the imposition of new regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties.  Such damage could also adversely affect our ability to raise additional capital.  Any such damage to our reputation could have a material adverse effect on our financial condition and results of operations.

We are subject to certain operational risks, including, but not limited to, data processing system failures, errors, breaches and customer or employee fraud.

There have been a number of publicized cases involving errors, fraud or other misconduct by employees of financial services firms in recent years.  Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information.  Employee fraud, errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and significantly harm our reputation.  It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases.  Employee errors could also subject us to civil claims for negligence.

Although we maintain a system of internal controls and procedures designed to reduce the risk of loss from employee or customer fraud or misconduct and employee errors, and maintain insurance coverage to mitigate losses that may be attributable to operational risks, including data processing system failures and errors and customer or employee fraud, these internal controls may fail to prevent or detect such an occurrence, or such an occurrence may not be insured or exceed applicable insurance limits.

In addition, there have also been a number of cases where financial institutions have been the victim of fraud related to unauthorized wire and automated clearinghouse transactions.  The facts and circumstances of each case vary but generally involve criminals posing as customers (i.e., stealing bank customers’ identities) to transfer funds out of the institution quickly in an effort to place the funds beyond recovery prior to detection.  Although we have policies and procedures in place to verify the authenticity of our customers and prevent identity theft, we can provide no assurances that these policies and procedures will prevent all fraudulent transfers.  In addition, our computer systems could be infiltrated by hackers or other intruders.  We can provide no assurances that the safeguards we have in place or may implement in the future will prevent all unauthorized infiltrations or breaches.  Identity theft, successful unauthorized intrusions and similar unauthorized conduct could result in reputational damage and financial losses to the Company.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Changes in economic and political conditions could adversely affect the Company’s earnings, as the Company’s borrowers’ ability to repay loans and the value of the collateral securing the Company’s loans decline.

The Company’s success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies.  Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond the Company’s control may adversely affect the Company’s asset quality, deposit levels, products and loan demand and, therefore, the Company’s earnings.  Because the Company has a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral.  Among other things, adverse changes in the economy may also have a negative effect on the ability of the Company’s borrowers to make timely repayments of their loans, which would have an adverse impact on the Company’s earnings.  In addition, at the present, the vast majority of the Company’s loans are to individuals and businesses in the Company’s market areas.  Consequently, any economic decline in the Company’s market areas could have an adverse impact on the Company’s earnings. During the 2017 tax season, we made a large amount of no-interest, 0% APR tax refund loans in connection with a program agreement with a national tax preparation company. Although we have developed policies and procedures related to the underwriting and making of these loans, this is still a relatively new business line for us, and unexpected events could cause unanticipated losses or issues related to such loans.

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

Changes in technology could be costly.

The banking industry is undergoing technological innovation at a fast pace.  To keep up with its competition, the Company needs to stay abreast of innovations and evaluate those technologies that will enable it to compete on a cost-effective basis.  This is especially true with respect to our MPS division.  The cost of such technology, including personnel, has been high in both absolute and relative terms and additional funds continue to be used to enhance existing management information systems.  There can be no assurance, given the fast pace of change and innovation, that the Company’s technology, either purchased or developed internally, will meet the needs of the Company, in a timely, cost-effective manner. During the course of implementing new technology into the Company’s or the Bank’s operations, we may experience system interruptions and failures. In addition, there can be no assurances that we will recognize, in a timely manner or at all, the benefits that we may expect as a result of our implementing new technology into our operations.

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

We are a party to certain legal matters and are subject to additional litigation risk.

From time to time, the Company, the Bank or our other subsidiaries are subject to certain legal proceedings and claims in the ordinary course of business. While most matters are now resolved, an adverse resolution in remaining litigation or other litigation, including litigation brought by the Company’s shareholders, could result in substantial damages negatively or otherwise impact our business, reputation and financial condition. See also Part I, Item 3, "Legal Proceedings."

Contracts with third parties, some of which are material to the Company, may not be renewed, may be renegotiated on terms that are not as favorable, may not be fulfilled or could be subject to modification or cancellation by regulatory authorities.

The Bank has entered into numerous contracts with third parties with respect to the operations of its business.  In some instances, the third parties provide services to the Bank and its divisions; in other instances, the Bank and its divisions provide products and services to such third parties.  Were such agreements not to be renewed by the third party or were such agreements to be renewed on terms less favorable, such actions could have an adverse material impact on the Bank, its divisions and, ultimately, the Company.  For example, in July 2017, the Bank announced that it would not be providing interest-free Refund Advance loans for H&R Block tax preparation customers during the 2018 tax season. The Company’s relationship with H&R Block represented approximately $12.0 million in net earnings during fiscal year 2017. Given the loss of this relationship, the Company recognized a total impairment charge of $10.2 million, which was expensed during the 2017 fiscal fourth quarter. Similarly, were one of these third-parties unable to meet their obligations to us for any reason (including but not limited to bankruptcy, computer or other technological interruptions or failures, personnel loss or acts of God), we may need to seek alternative service providers.

We may not be able to secure alternate service providers, and, even if we do, the terms with such alternate providers may not be as favorable as those currently in place.  In addition, were we to lose any of our important third-party providers, it could cause a material disruption in our own ability to service our customers, which also could have an adverse material impact on the Bank, its divisions and, ultimately, the Company.  Moreover, were the disruptions in our ability to provide services significant, this could negatively affect the perception of our business, which could result in a loss of confidence and other adverse effects on our business.

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

On January 5, 2015, the FDIC published industry guidance in the form of Frequently Asked Questions (“FAQs”) with respect to, among other things, the categorization of deposit liabilities as “brokered” deposits.  This guidance was later supplemented on November 13, 2015, and June 30, 2016. Based on the noted guidance, as of September 30, 2017, the Bank classified $1.47 billion, or 45.6%, of its deposit liabilities as brokered deposits. Due to the Bank’s current status as a “well-capitalized” institution under the FDIC’s prompt corrective action regulations, management believes the guidance does not pose a risk to the Bank. However, should the Bank ever fail to be well-capitalized in the future as a result of not meeting the well-capitalized requirements or the imposition of an individual minimum capital requirement or similar formal requirement, then, notwithstanding that the Bank has capital in excess of the well-capitalized minimum requirements, the Bank would be prohibited, absent waiver from the FDIC, from utilizing brokered deposits (i.e., no insured depository institution that is deemed to be less than “well-capitalized” may accept, renew or rollover brokered deposits absent a waiver from the FDIC).  In such event, unless the Bank were to receive a suitable waiver from the FDIC, such a result could produce serious material adverse consequences for the Bank with respect to liquidity and could also have serious material adverse effects on the Company’s financial condition and results of operations.  Further, and in general, depending on the Bank’s condition in the future, the FDIC could increase the surcharge on our brokered deposits up to thirty basis points. For the year ended September 30, 2017, the Company estimates that the additional surcharge attributable to the Bank’s brokered deposits was approximately $0.5 million, after tax. The Company will monitor any future clarifications, rulings and interpretations, including whether institutions would be expected by the FDIC to amend prior call reports.  If we are required to amend previous call reports with respect to our level of brokered deposits, which the Company does not expect, or we are ever required to pay higher surcharge assessments with respect to these deposits, such payments could be material and therefore could have a material adverse effect on our financial condition and results of operations.

We derive a significant percentage of our deposits, total assets and income from deposit accounts that we generate through MPS’ customer relationships, of which four are particularly significant to our operations.

We derive a significant percentage of our deposits, total assets and income from deposit accounts we generate through program manager relationships between third parties and MPS.  Deposits related to our top four program managers (each, a significant program manager) totaled $1.38 billion at September 30, 2017.  We provide oversight and auditing of such third-party relationships and all such relationships must meet all internal and regulatory requirements.  We may exit these relationships if such requirements are not met or if required to do so by our regulators.  We perform liquidity reporting and planning daily and identify and monitor contingent sources of liquidity, such as national CDs, fed fund lines or public fund CDs.  If one of these significant program manager relationships were to be terminated, it could materially reduce our deposits, assets and income.  Similarly, if a significant program manager was not replaced, we may be required to seek higher-rate funding sources as compared to the existing program manager, and interest expense might increase.  We may also be required to sell securities or other assets which would reduce revenues and potentially generate losses.

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

The student loan portfolio purchases present certain risks to the Bank.

The Bank purchased two separate student loan portfolios in fiscal year 2017 and the beginning of fiscal year 2018. The first of which portfolios included seasoned loans that were taken by medical school students who enrolled in non-U.S. medical schools and the second included more traditional loans made to higher education students. The servicing of these loans remains with ReliaMax Lending Services, LLC, and are insured by ReliaMax Surety Company. To the extent there are any issues raised in connection with the origination, transfer or servicing of the loans constituting these portfolios, and to the extent any related losses were not deemed to be insured losses pursuant to the surety agreement and other insurance applicable to these loans, such a determination could have a material adverse effect on the Bank and the Company.

A data security breach involving the Company, the Bank or any of our tax preparation partners could expose use to liability and protracted and costly litigation, and could adversely affect our reputation and operating revenues.

In connection with the Company’s and the Bank’s businesses, we collect and retain significant volumes of personally identifiable information, including social security numbers of our customers and other personally identifiable information of our customers and employees. We and our tax preparation partners may experience security breaches involving the receipt, transmission and storage of confidential customer and other personally identifiable information. The continued occurrence of high-profile data breaches provides evidence of the serious threats to information security. Our customers and employees, and those of our tax preparation partners, expect that we and our partners will adequately protect their personal information, and the regulatory environment surrounding information security and privacy is increasingly demanding. Improper access to our or the tax preparation partner’s systems or databases could result in the theft, publication, deletion or modification of confidential customer and other information. In addition, a data security breach at the tax preparation partners could result in significant reputational harm to us and cause the use and acceptance of our tax-related products and services to decline, either of which could have an adverse impact on our operating revenues and future growth prospects.

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

Changes in laws and regulations, or our failure to comply with existing laws and regulations, that govern or are otherwise applicable to our tax refund-related services could have a material adverse effect on our business, prospects, results of operations and financial condition.

We derive a significant portion of our total operating revenues and earnings from tax refund processing and settlement services. The tax preparation industry is highly regulated under a variety of statutes and regulations, all of which are subject to change, which may impose significant costs, limitations or prohibitions on the way we conduct or expand our tax refund processing and related services. Any new requirements or rules, changes in such requirements or rules, new interpretations of existing requirements or rules, failure to follow requirements or rules, or future lawsuits or rulings could increase our compliance and other costs of doing business, require significant systems redevelopment, render our products or services less profitable or obsolete or otherwise have a material adverse effect on our business, prospects, results of operations, and financial condition. In addition, changes in the U.S. tax laws, as a result of pending tax legislation in the U.S. Congress or otherwise, may adversely impact our tax refund processing and settlement business, including to the extent that any such changes may reduce customer demand for the Company’s strategic partner’s refund advance products, thereby reducing the volume of refund advance loans that we may offer.

Tax advance loans represent a significant credit risk, and if we are unable to collect a significant portion of the tax return advances, it would materially negatively impact earnings.

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

As part of our general growth strategy, we have expanded our business in part through acquisitions.  Since December 2014, we have completed the acquisition of substantially all of the commercial loan portfolio and related assets of AFS/IBEX Financial Services, Inc., and completed the acquisition of the assets of Fort Knox Financial Services Corporation and its subsidiary, Tax Products Services LLC, in September 2015. More recently, we completed the acquisition of substantially all the assets and certain liabilities of EPS Financial in November 2016 and completed the acquisition of substantially all of the assets and specified liabilities of SCS in December 2016.

In addition to the transactions noted above, we may engage in additional acquisitions that we believe provide a strategic or geographic fit with our business. We cannot predict the number, size or timing of acquisitions. To the extent that we grow through acquisitions, we cannot assure that we will be able to adequately and profitably manage this growth. Acquiring other businesses will involve risks commonly associated with acquisitions, including:

•	increased capital needs;

•	increased and new regulatory and compliance requirements;

•	implementation or remediation of controls, procedures and policies at the acquired company;

•	diversion of management time and focus from operation of our then-existing business to acquisition-integration challenges;

•	coordination of product, sales, marketing and program and systems management functions;

•	transition of the acquired company’s users and customers onto our systems;

•	retention of employees from the acquired company;

•	integration of employees from the acquired company into our organization;

•	integration of the acquired company’s accounting, information management, human resources and other administrative systems and operations with ours;

•	potential liability for activities of the acquired company prior to the acquisition, including violations of law, commercial disputes and tax and other known and unknown liabilities;

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

Because we have recently grown in part through acquisitions, goodwill and intangible assets are now a portion of our consolidated assets. Our goodwill and intangible assets were $150.9 million as of September 30, 2017.  Under accounting principles generally accepted in the United States, or U.S. GAAP, we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. U.S. GAAP requires us to assign and then test goodwill at the reporting unit level. If over a sustained period of time we experience a decrease in our stock price and market capitalization, which may serve as an estimate of the fair value of our reporting unit, this may be an indication of impairment. If the fair value of our reporting unit is less than its net book value, we may be required to record goodwill impairment charges in the future. In addition, if the revenue and cash flows generated from any of our other intangible assets is not sufficient to support its net book value, we may be required to record an impairment charge. For example, in the fiscal 2017 fourth quarter, we recognized a $10.2 million intangible impairment charge related to the non-renewal of the H&R Block relationship. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.

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

Fidelity, business interruption, cybersecurity and property insurance policies are in place with respect to the operations of the Company.  Should any event triggering such policies occur, however, it is possible that our policies would not fully reimburse us for the losses we could sustain due to deductible limits, policy limits, coverage limits or other factors. We generally renew our insurance policies on an annual basis. If the cost of coverage becomes too high, we may need to reduce our policy limits, increase the deductibles or agree to certain exclusions from our coverage in order to reduce the premiums to an acceptable amount.

The loss of key members of the Company’s senior management team, or our ability to attract and retain qualified personnel, could adversely affect the Company’s business.

We believe that the Company’s success depends largely on the efforts and abilities of the Company’s senior executive management team.  Their experience and industry contacts significantly benefit us. Our future success also depends in large part on our ability to attract, retain and motivate key management and operating personnel. As we continue to develop and expand our operations, we may require personnel with different skills and experiences, with a sound understanding of our business and the industries in which we operate. The competition for qualified personnel in the financial services industry is intense, and the loss of any of the Company’s key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect the Company’s business.

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

•	Student Loans. Repayment is dependent upon the obligor’s fulfillment of its contractual payment obligations.

•	Refund Advance Loans. Repayment is dependent upon an income tax refund being approved and paid by the Internal Revenue Service or a state tax authority.

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

The Company makes various assumptions and judgments about the collectability of the Company’s loan portfolio, including the creditworthiness of the Company’s borrowers and the value of the real estate and other assets serving as collateral for the repayment of the Company’s loans.  Despite the Company’s underwriting and monitoring practices, the Company’s loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance.  The Company may experience significant loan losses, which could have a material adverse effect on its operating results.  Because the Company must use assumptions regarding individual loans and the economy, the current allowance for loan losses may not be sufficient to cover actual loan losses, and increases in the allowance may be necessary.  The Company may need to significantly increase the Company’s provision for losses on loans if one or more of the Company’s larger loans or credit relationships becomes impaired or if we continue to expand the Company’s commercial real estate and commercial lending or enter new lines of lending.  In addition, federal and state regulators periodically review the Company’s allowance for loan losses and may require the Company to increase the Company’s provision for loan losses or recognize loan charge-offs.  Material additions to the Company’s allowance would materially decrease the Company’s net income.  The Company cannot assure you that its monitoring procedures and policies will reduce certain lending risks or that the Company’s allowance for loan losses will be adequate to cover actual losses.

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

The Bank operates in an environment that is reliant upon innovative products and services that complement and enhance existing product and service offerings.  The investments we make in these new products and services are often expensive and we can never be certain that products or services will be acceptable to our regulators or will realize commercial success.  In addition, the OCC has stated that new products and services must be undertaken only after the appropriate controls are in place (which can often be time-consuming and expensive to implement).

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

Our accounting policies are fundamental to determining and understanding our financial results and condition.  Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results.  Any changes in our accounting policies could materially affect our financial statements.  From time to time, the Financial Accounting Standards Board (the “FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements.  In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, the SEC, banking regulators and our outside auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied.  Changes in financial accounting and reporting standards and changes in current interpretations may be beyond our control, can be difficult to predict and could materially affect how we report our financial results and condition.  We may be required to apply a new or revised standard retroactively or apply an existing standard differently and retroactively, which may result in the Company being required to restate prior period financial statements in material amounts. In particular, the FASB issued a rule in 2016 requiring companies to estimate current expected credit losses. The rule, which is a major change for banking organizations, becomes effective for the Company on October 1, 2020. The new standard is likely to result in more timely recognition of credit losses than under the previous incurred loss model, and the Company is evaluating the extent to which the new rule will affect its results of operations.

Our network of tax preparation partners is extensive but it may be difficult to manage and retain such marketing partners because of competitive market forces.

As of the date of this filing, the Bank has a network of over 10,000 active EROs that utilize its services and it is expected that this number will increase for the 2018 tax season.  Although each ERO undergoes an analysis of its operations prior to marketing the Bank’s products, it is possible that certain EROs will facilitate or engage in tax-related malfeasance or offer the Bank's products and services in a manner that does not comply with law or contractual representations, warranties and covenants.  In addition, it is possible that the EROs may choose to offer the tax-related products of other companies who provide products and services similar to the Bank’s for pricing or other competitive reasons.  The effect of any of these events, were they to be realized in the future, could potentially result in material adverse consequences to the Company.

Catastrophic events could occur and impact either our or our vendors’ operations.

Catastrophic events (including those that are weather related as well as those that are geopolitical related) could have an adverse impact on both the Bank’s and its vendors’ ability to provide necessary services to support the operation of the Bank and provide products and services to the Bank’s customers. These events, which are beyond our control, could be short-term in nature or longer term, lasting for significant periods of time. Although insurance coverage may provide some protection in light of such events, it cannot be determined whether insurance proceeds would adequately compensate the Bank for the losses it incurred as a result of such events. Moreover, the damage cause by such events may not be directly compensable, such as damage to our reputation as a result of such events.

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

Your ability to sell shares of the Company’s common stock or purchase additional shares largely depends upon the existence of an active market for the common stock.  The Company’s common stock is quoted on the NASDAQ Global Select Market, but the volume of trades on any given day is relatively light, and you may be unable to find a buyer for shares you wish to sell or a seller of additional shares you wish to purchase.  In addition, a fair valuation of the purchase or sales price of a share of common stock also depends upon active trading, and thus the price you receive for a relatively thinly traded stock, such as the Company’s common stock, may not reflect its true value.

Future sales or additional issuances of the Company’s capital stock may depress prices of shares of the Company’s common stock or otherwise dilute the book value of shares then outstanding.

Sales of a substantial amount of the Company’s capital stock in the public market or the issuance of a significant number of shares could adversely affect the market price for shares of the Company’s common stock.  As of September 30, 2017, the Company was authorized to issue up to 15,000,000 shares of common stock, of which 9,622,595 shares were outstanding, and 3,836 shares were held as treasury stock.  The Company was also authorized to issue up to 3,000,000 shares of preferred stock and 3,000,000 shares of non-voting common stock, none of which were outstanding or reserved for issuance.  Future sales or additional issuances of stock may affect the market price for shares of the Company’s common stock.

Federal regulations and our organic corporate documents may inhibit a takeover, prevent a transaction you may favor or limit the Company’s growth opportunities, which could cause the market price of the Company’s common stock to decline.

Certain provisions of the Company’s charter documents and federal regulations could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company.  In addition, the Company may need to obtain approval from regulatory authorities before it can acquire control of any other company. Such approvals could involve significant expenses related to diligence, legal compliance and the submission of required applications and could be conditioned on acts or practices that limit or otherwise constrain the Company’s or the Bank’s operations.

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

 The Bureau's Prepaid Accounts Rule impacts the Bank’s offering of prepaid cards.

As described above, the Bureau issued a final rule on October 5, 2016, which supplemented the existing regulatory framework pursuant to which prepaid products (both cards and other delivery methods, including codes) are offered and serviced. The Prepaid Accounts Rule brought prepaid products fully within Regulation E, which implements the federal Electronic Funds Transfer Act, and, for prepaid products that have a “credit” component, within Regulation Z, which implements the federal Truth in Lending Act. The Prepaid Accounts Rule created tailored provisions which (1) created a definition for a “prepaid account” in Regulation E, (2) required certain disclosures to consumers before such consumer acquires a prepaid card account, (3) extended Regulation E’s limited liability and error resolution provisions to certain registered prepaid accounts, (4) regulated the provision of billing statements, and (5) extended Regulation Z’s credit card rules and disclosure requirements to prepaid accounts that provide overdraft services and other credit features (the Bank currently issues a card with an overdraft feature that is marketed by a third party program manager.) The Prepaid Accounts Rule also required account issuers to post their publicly offered prepaid card program agreements on their own websites and make them available to consumers upon request and to provide copies of all publicly offered prepaid card program agreements to the Bureau. The Prepaid Accounts Rule became effective on October 1, 2017, and compliance with the Prepaid Accounts Rule has resulted in additional costs.

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

Our tax refund-related business is concentrated in a limited number of partners and our success will depend upon the maintenance of those agreements.

If any of the companies through which we offer tax refund-related products to consumers and commercial entities were to significantly decrease the size of our existing or projected relationship, such a decrease would likely have a significant impact on our financial condition. For example, the Bank’s agreement with Jackson Hewitt Tax Service extends through the 2020 tax season, but the loss of this relationship prior to such time for a contractual or other reason would have a materially adverse impact on the Bank’s results of operation.

The CFPB’s recently published final rule related to certain small dollar loans will impact certain processes used by the Bank and could materially impact the Bank’s ability to grow certain aspects of the Payments division.

On October 5, 2017, the CFPB issued its final rule related to certain small dollar loans. Affecting primarily shorter term (e.g., 45 days or less) loans with an Annual Percentage Rate of 36% or more, the rule generally requires a provider of such loans to determine the consumer borrower’s ability to repay; an alternative to the ability-to-repay determination is provided for loans that do not exceed $500 and meet certain other requirements.

In addition to these restrictions, the CFPB also imposes certain requirements related to the collection of longer-term loans with an Annual Percentage Rate of 36% or more; specifically, the final rule requires that, where the creditor (like the Bank) has access to the consumer’s bank account for repayment of the loan proceeds, the creditor must provide certain notices to the consumer about upcoming payments and transactions via model forms the CFPB also published. In addition, a creditor is prohibited from attempting to withdraw payment from a consumer’s bank account where such repayment has been declined for two consecutive payment attempts. At such time, the creditor is required to get a new, specific authorization from the consumer to debit the bank account.

If the OCC finalizes rules related to the application process for the acceptance of “fintech” charters, entities that receive such charters could encroach upon the Bank’s business.

Although the OCC has publicly stated in court filings that it is not yet accepting applications for a “fintech” charter, the recent Acting Comptroller of the Currency has stated that the agency continues to evaluate the benefits and risks of providing national charters to companies that do not exercise the full range of traditional banking powers. Were the OCC to accept such applications from companies that sought a national platform from which to offer specific banking products and services (including payment processing services), such new fintech companies could engage in operations or bring products to the market that could materially impact the Bank’s financial performance.

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

Our business model, to some degree, depends upon the use of sales agents who are not our employees.  These agents sell the products and services of many different processors to merchants and other parties in need of card services.  Failure to maintain good relations with such sales agents or the perceived or actual malfeasance of such agents could have a negative impact on our business.

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

On November 10, 2016, the Federal Trade Commission filed suit in federal court in Georgia against NetSpend, a significant program manager for the Bank, alleging that NetSpend engaged in deceptive marketing and servicing in connection with Bank and other-branded prepaid cards issued pursuant to such program agreement. No allegations against the Bank are included in the complaint but it is possible in the future that other third parties with which the Bank has contractual agreements are accused or found to have engaged in illegal practices.

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

Discover, MasterCard and Visa also retain the right in their agreements with industry participants such as MPS to unilaterally change the rules under which such transactions are processed with little or no advance warning.  This power includes the power to prevent MPS from accessing their networks in order to process transactions as well as the power to revise, replace or alter existing card interchange rates and rules.  Should any third party choose to invoke this right unilaterally, such changes could materially impact the operations of MPS.

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

The Bank and its divisions hold holds sensitive business and personal information with respect to the products and services it offers.  This information, which is generally digitally encrypted, is passed along various technology channels, including the Internet.  Although we encrypt its customer and other sensitive information and expend significant financial and personnel resources to maintain the integrity of its technology networks and the confidentiality of nonpublic customer information, because such information may travel on public technology and other non-secure channels, the confidential information is potentially susceptible to hacking and other illegal intrusions.  Were such a security breach to occur, the provision of products and services to our customers would be impaired.  In addition, were a breach to occur, we could incur significant fines from the electronic funds associations involved, or from federal and/or state regulators, and be subject to other prohibitions, as well as extensive litigation from commercial parties and consumers affected by such breach. Such actions would have a material adverse effect on our financial condition and results of operations.

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

Although the Bank has not been the subject of any widespread or concerted ATM attack, ATM fraud has shown a marked increase and threats to the network of entities that comprise ATM networks continue. It is estimated that global losses from ATM skimming alone are over $2 billion annually and are expected to grow.  Although most ATM fraud continues to involve skimming (whereby a skimmer reads a debit card's encoded mag stripe and a camera records the PIN that is entered by a customer), new frauds including those perpetrated by Wi-Fi scanners and the cracking of encryption software, are being perpetrated against global banks and their customers.  The Bank continues to monitor these developments and has a program in place to monitor for debit and credit card fraud.  Even with such policies and procedures in place, however, there can be no assurance that the Bank, its customers or the ATM networks in which it participates will not be the victims of an ATM-based crime.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.        Properties

The Company's home office is located at 5501 South Broadband Lane in Sioux Falls, South Dakota. The Bank is a federally chartered savings bank which operates 10 full-service branch banking offices in four market areas:  Storm Lake and Des Moines, Iowa and Brookings and Sioux Falls, South Dakota, one non-retail service branch in Memphis, Tennessee, and seven non-branch offices located in South Dakota, Texas, California, Kentucky, and Pennsylvania. The non-branch offices are related to the following divisions of MetaBank: MPS, Refund Advantage, EPS Financial, SCS, and AFS/IBEX. Our MPS division offers prepaid cards, along with other payment industry products and services with operations in two offices in Sioux Falls, South Dakota. Refund Advantage and EPS Financial offer tax payment industry products and services nationwide, with offices located in Louisville, Kentucky, and Easton, Pennsylvania. SCS provides consumer credit services through its propriety underwriting model with an office located in Hurst, Texas. Our AFS/IBEX division provides nationwide commercial insurance premium financing for business and insurance agencies and has two agency offices, one in Dallas, Texas, and one in Newport Beach, California.

Of the Company's 19 properties, the Company leases 15 of them, all on market terms. See Note 7 to the “Notes to Consolidated Financial Statements” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Though the Company has experienced rapid growth in both of its payments and banking segments, management believes current facilities are adequate to meet its present needs.

The Bank maintains an online database with a service bureau, whose primary business is providing such services to financial institutions.

Item 3.        Legal Proceedings

The Bank was served on April 15, 2013, with a lawsuit captioned Inter National Bank v. NetSpend Corporation, MetaBank, BDO USA, LLP d/b/a BDO Seidman, Cause No. C-2084-12-I filed in the District Court of Hidalgo County, Texas. The Plaintiff’s Second Amended Original Petition and Application for Temporary Restraining Order and Temporary Injunction adds both MetaBank and BDO Seidman to the original causes of action against NetSpend. NetSpend acts as a prepaid card program manager and processor for both Inter National Bank ("INB") and MetaBank. According to the Petition, NetSpend has informed INB that the depository accounts at INB for the NetSpend program supposedly contained $10.5 million less than they should. INB alleges that NetSpend has breached its fiduciary duty by making affirmative misrepresentations to INB about the safety and stability of the program, and by failing to timely disclose the nature and extent of any alleged shortfall in settlement of funds related to cardholder activity and the nature and extent of NetSpend’s systemic deficiencies in its accounting and settlement processing procedures. To the extent that an accounting reveals that there is an actual shortfall, INB alleges that MetaBank may be liable for portions or all of said sum due to the fact that funds have been transferred from INB to MetaBank, and thus MetaBank would have been unjustly enriched. The Bank is vigorously contesting this matter. In January 2014, NetSpend was granted summary judgment in this matter which is under appeal. Because the theory of liability against both NetSpend and the Bank is the same, the Bank views the NetSpend summary judgment as a positive in support of our position. An estimate of a range of reasonably possible loss cannot be made at this stage of the litigation because discovery is still being conducted.
The Bank was served, on October 14, 2016, with a lawsuit captioned Card Limited, LLC v. MetaBank dba Meta Payment Systems, Civil No. 2:16-cv-00980 in the United States District Court for the District of Utah. This action was initiated by a former prepaid program manager of the Bank, which was terminated by the Bank in fiscal year 2016. Card Limited alleges that after all of the programs were wound down, there were two accounts with a positive balance to which they are entitled. The Bank’s position is that Card Limited is not entitled to the funds contained in said accounts. The total amount to which Card Limited claims it is entitled is $4,001,025. The Bank intends to vigorously defend this claim. An estimate of a range of reasonably possible loss cannot be made at this stage of the litigation because discovery is still being conducted.
From time to time, the Company or its subsidiaries are subject to certain legal proceedings and claims in the ordinary course of business. Accruals have been recorded when the outcome is probable and can be reasonably estimated. While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company’s financial position or its results of operations, legal proceedings are inherently uncertain and unfavorable resolution of some or all of these matters could, individually or in the aggregate, have a material adverse effect on the Company’s and its subsidiaries’ respective businesses, financial condition or results of operations.

Item 4.        Mine Safety Disclosures

Not applicable.

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the NASDAQ Global Market® under the symbol “CASH.”  Quarterly dividends for 2017 and 2016 were $0.13.  The quarterly high and low sales prices per share of the common stock, as reported on the NASDAQ Global Market, was as follows for the periods presented below:

	Fiscal Year 2017		Fiscal Year 2016
	Low	High	Low	High
First Quarter	$60.20	$106.85	$39.10	$49.67
Second Quarter	76.56	106.90	36.22	46.53
Third Quarter	82.40	93.20	43.55	53.76
Fourth Quarter	60.70	95.00	48.97	62.62

Prices disclose inter-dealer quotations without retail mark-up, mark-down or commissions and do not necessarily represent actual transactions.

Dividend payment decisions are made with consideration of a variety of factors including earnings, financial condition, market considerations and regulatory restrictions.

As of November 24, 2017, the Company had (i) 9,666,462 shares of common stock outstanding, which were held by approximately 213 stockholders of record, (ii) no shares of nonvoting common stock outstanding, and (iii) 18,936 shares of common stock held in treasury.

The transfer agent for the Company’s common stock is Computershare Investor Services, 462 South 4th Street, Suite 1600, Louisville, KY 40202.

There were no purchases by the Company during the fiscal year ended September 30, 2017, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Total Stock Return Performance Graph

The following graph compares the cumulative total stockholder return on Meta Financial common stock over the last five fiscal years with the cumulative total return of the NASDAQ Composite Index and the NASDAQ ABA Community Bank Index (assuming the investment of $100 in each index on October 1, 2012 and reinvestment of all dividends). The stock price performance reflected below is based on historical results and is not necessarily indicative of future stock price performance.

The information contained in this section, including the following line graph, shall not be deemed to be "soliciting material" or "filed" or incorporated by reference in future filings of Meta Financial with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.

	Year Ended September 30,
Index	2012	2013	2014	2015	2016	2017
Meta Financial Group	$100.00	$159.75	$150.22	$180.37	$264.51	$344.36
NASDAQ Composite Index	100.00	122.77	148.08	153.99	179.29	221.75
NASDAQ ABA Community Bank Index	100.00	126.80	136.75	157.73	174.20	226.50

Item 6.        Selected Financial Data

September 30,	2017	2016 (1)	2015	2014	2013

SELECTED FINANCIAL CONDITION DATA
(Dollars in Thousands)
Total assets	$5,228,332	$4,006,419	$2,529,705	$2,054,031	$1,691,989
Loans receivable, net	1,317,837	919,470	706,255	493,007	380,428
Securities available for sale	1,693,431	1,469,249	1,256,087	1,140,216	881,193
Securities held to maturity	563,529	619,853	345,744	282,933	288,026
Goodwill and intangible assets	150,901	65,849	70,505	2,588	2,339
Deposits	3,223,424	2,430,082	1,657,534	1,366,541	1,315,283
Total borrowings	1,490,067	1,187,578	561,317	497,721	216,456
Stockholders' equity	434,496	334,975	271,335	174,802	142,984

Year Ended September 30,	2017	2016	2015	2014	2013

SELECTED OPERATIONS DATA
(Dollars in Thousands, Except Per Share Data)

Total interest income	$108,103	$81,396	$61,607	$48,660	$38,976
Total interest expense	14,873	4,091	2,387	2,398	2,954
Net interest income	93,230	77,305	59,220	46,262	36,022
Provision for loan losses	10,589	4,605	1,465	1,150	—
Net interest income after provision for loan losses	82,641	72,700	57,755	45,112	36,022
Total non-interest income	172,172	100,770	58,174	51,738	55,503
Total non-interest expense	199,663	134,648	96,506	78,231	74,403
Income before income tax expense	55,150	38,822	19,423	18,619	17,122
Income tax expense	10,233	5,602	1,368	2,906	3,704
Net income	44,917	33,220	18,055	15,713	13,418

Earnings per common share:
Basic	$4.86	$3.93	$2.68	$2.57	$2.40
Diluted	$4.83	$3.91	$2.66	$2.53	$2.38
(1) See Reclassification and Revision of Prior Period Balances under Note 1 Summary of Significant Accounting Policies for additional information describing adjustments made to the Company's EPS calculation. 2016 YTD basic EPS of $3.95 was corrected to $3.93 and diluted EPS of $3.92 was corrected to $3.91.

Year Ended September 30,	2017	2016	2015	2014	2013

SELECTED FINANCIAL RATIOS AND OTHER DATA

PERFORMANCE RATIOS
Return on average assets	1.13%	1.10%	0.78%	0.81%	0.78%
Return on average equity	11.20%	10.80%	8.83%	10.01%	9.36%
Net interest margin, tax equivalent	3.05%	3.19%	3.03%	2.80%	2.48%

QUALITY RATIOS
Non-performing assets to total assets	0.72%	0.03%	0.31%	0.05%	0.05%
Allowance for loan losses to total loans	0.57%	0.61%	0.88%	1.08%	1.02%
Allowance for loan losses to non-performing loans	20%	479%	80%	547%	568%
Excluding insured loans (1)
Non-performing assets to total assets (2)	0.70%	0.03%	0.31%	0.05%	0.05%
Allowance for loan losses to total loans (3)	0.63%	0.61%	0.88%	1.08%	1.02%
Allowance for loan losses to non-performing loans (4)	21%	479%	80%	547%	568%

CAPITAL RATIOS
Stockholders' equity to total assets	8.31%	8.36%	10.73%	8.51%	8.45%
Average stockholders' equity to average assets	10.07%	10.19%	8.81%	8.14%	8.37%

OTHER DATA
Book value per common share outstanding at end of year	$45.15	$39.30	$33.24	$28.33	$23.55
Tangible book value per common share outstanding at end of year	$29.47	$31.57	$24.60	$27.91	$23.17
Dividends declared per share at end of year	0.52	0.52	0.52	0.52	0.52
Number of full-service offices at end of year	10	10	10	11	11

Common Shares Outstanding	9,622,595	8,523,641	8,163,022	6,169,604	6,070,654
(1) Excludes student loans that are insured by ReliaMax Surety Company.
(2) The insured student loans that are 90 or more days past due are excluded from non-performing assets.
(3) The insured student loan balance of $123.7 million is excluded from the total loan balance.
(4) The insured student loans that are 90 or more days past due are excluded from non-performing loans.

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

Overview of Corporate Developments Since Fiscal Year 2016

On November 1, 2016, MetaBank completed the acquisition of substantially all of the assets and certain liabilities of EPS Financial, LLC (“EPS”) from privately-held Drake Enterprises, Ltd. (“Drake”). The assets acquired by MetaBank in the EPS acquisition include the EPS trade name, operating platform, and other assets. The EPS management team and other employees were hired by MetaBank and EPS operations have continued to be based out of Easton, PA. The purchase price for the acquisition of approximately $42.5 million included the payment of approximately $21.3 million in cash and the issuance of 369,179 shares of Meta Financial common stock to Drake. The cash portion of the purchase price was funded from the proceeds of the previously announced subordinated debt issuance.

On December 14, 2016, MetaBank completed the acquisition of substantially all of the assets and specified liabilities of SCS, a fintech provider of consumer tax advances and other consumer credit services through its propriety underwriting model and loan management system. The assets acquired by MetaBank in the SCS acquisition include the SCS trade name, propriety underwriting model and loan management system and other assets. The purchase price for the acquisition included the payment of approximately $7.5 million in cash to SCS and the issuance of 113,328 shares of Meta Financial common stock to SCS’ stakeholders on behalf of SCS. In addition, MetaBank paid out $17.5 million of contingent cash consideration and 264,431 shares of Meta Financial common stock due to the achievement of certain performance benchmarks during fiscal year 2017. MetaBank acquired SCS assets with estimated fair values of $28.1 million of intangible assets, including customer relationships, trademark, and non-compete agreements, and negligible other assets, resulting in goodwill of $31.6 million.

On December 20, 2016, MetaBank purchased, net of purchase discount, a $133.8 million seasoned, floating rate, private student loan portfolio. All loans are indexed to three-month LIBOR plus various margins. The portfolio is serviced by ReliaMax Lending Services, LLC and insured by ReliaMax Surety Company.

On July 27, 2017, MetaBank was advised they will not be providing interest-free tax advance loans for H&R Block tax preparation customers during the 2018 tax season. The Company’s relationship with H&R Block represented approximately $12.0 million in net earnings during fiscal year 2017. Given the loss of this relationship, the Company recognized a total impairment charge of $10.2 million, which was expensed during the 2017 fiscal fourth quarter.

On August 2, 2017, MetaBank, entered into an extension to its current agreement with Jackson Hewitt Tax Service to offer on an annual basis up to $750 million of interest-free refund advance loans, an increase of $300 million in available funds over last year. The agreement includes underwriting, origination, servicing, and loan retention, and is supported by Specialty Consumer Services, a division of MetaBank. Under the extended agreement, MetaBank will continue to provide these services through the 2020 tax season.

On September 25, 2017, Sheree Thornsberry joined the Company as Executive Vice President and Head of Payments. Ms. Thornsberry is responsible for the prepaid, debit, correspondent and ATM business lines.

On October 11, 2017, the Company completed the purchase of a $73 million, seasoned, floating rate, private student loan portfolio. All loans are indexed to one-month LIBOR. The portfolio is serviced by ReliaMax Lending Services LLC and insured by ReliaMax Surety Company. The Company expects to realize initial net yields of over 6%. This portfolio purchase builds on our existing student loan platform and we expect that the acquired loan portfolio will be easily integrated with minimal impact to the business.

On November 13, 2017, Shelly Schneekloth joined the Company as Executive Vice President and Head of Technology and Operations. Ms. Schneekloth is responsible for directing information technology and operations initiatives to align and support business strategies.

The Company recorded net income of $44.9 million in fiscal 2017 compared to $33.2 million in fiscal 2016.  The increase in net income was primarily due to increases in non-interest income and net interest income. In fiscal 2017, non-interest income increased to $172.2 million from $100.8 million in fiscal 2016, primarily due to increases in tax advance product fee income, card fee income and refund transfer product fee income.  The Company’s net interest income grew to $93.2 million in fiscal 2017, compared to $77.3 million in fiscal 2016. The increase was driven by growth in both loan and investment volumes as well as increased yields in the investment portfolio. Additionally, the continuous improvement in the overall interest-earning asset mix contributed to the increased net interest income, primarily due to loan growth, including as a result of the December 2016 purchased student loan portfolio, and purchases of highly rated tax-exempt municipal securities at relatively high tax equivalent yields. Partially offsetting the higher non-interest income and net interest income was non-interest expense, which rose $65.0 million, from $134.6 million in fiscal 2016 to $199.7 million in fiscal 2017, and income tax expense which rose from $5.6 million to $10.2 million year over year.

Overall, the cost of funds at MetaBank averaged 0.43% during fiscal 2017, compared to 0.15% for 2016. This increase was primarily due to a combination of the issuance of the Company's subordinated debt in the fourth quarter of fiscal year 2016, the addition of wholesale deposits, and an increase in short-term borrowing rates.

Tangible book value per common share decreased by $2.10, or 7%, to $29.47 per share at September 30, 2017, from $31.57 per share at September 30, 2016.  This decrease was driven by an increase in common shares outstanding along with increases in goodwill and intangible assets, which for this calculation, are excluded from total stockholders' equity. The increases in common shares outstanding, goodwill and intangible assets were primarily attributable to the EPS and SCS acquisitions completed during fiscal 2017. Book value per common share outstanding increased by $5.85, or 15%, to $45.15 per share at September 30, 2017, from $39.30 per share at September 30, 2016.

The Company’s non-performing assets (“NPAs”) were 0.72% of total assets at September 30, 2017, compared to 0.03% at September 30, 2016. The increase in NPAs was primarily related to two large agricultural relationships becoming more than 90 days past due. These loan relationships were both still accruing in the fourth fiscal quarter. One of these relationships was paid in full on November 1, 2017, and it is possible the collateral related to the other relationship could go through a deed in lieu of foreclosure process in the near future.

Financial Condition

As of September 30, 2017, the Company’s assets grew by $1.22 billion, or 30%, to $5.23 billion, compared to $4.01 billion at September 30, 2016.  The growth in assets resulted from a variety of factors, including increases in the Company’s cash and cash equivalents, loan balances, and investment securities portfolio.

Total cash and cash equivalents was $1.27 billion at September 30, 2017, an increase of $493.8 million from $773.8 million at September 30, 2016.  The majority of this increase was related to a temporary repositioning of the balance sheet in September 2017, similar to what was done in fiscal year 2016, to prepare the Company for the upcoming 2018 seasonal tax lending activity. The Company anticipated utilizing excess cash it held at its fiscal year end to repay overnight borrowings in October 2017. In general, the Company maintains its cash investments in interest-bearing overnight deposits with the FHLB and the FRB. At September 30, 2017, the Company had no federal funds sold.

The total of MBS and investment securities increased $167.9 million, or 8%, to $2.26 billion at September 30, 2017, compared to September 30, 2016, as investment purchases exceeded related maturities, sales and principal pay downs. The Company’s portfolio of securities customarily consists primarily of MBS, which have expected lives much shorter than the stated final maturity, non-bank qualified obligations of states and political subdivisions (“NBQ”) which mature in approximately 15 years or less, and other tax exempt municipal mortgage related pass through securities which have average lives much shorter than their stated final maturities.  All MBS held by the Company at September 30, 2017 were issued by a U.S. Government agency or instrumentality.  Of the total $700.1 million of MBS at September 30, 2017, $586.5 million were classified as available for sale (“AFS”), and $113.7 million were classified as held to maturity (“HTM”).  Of the total $1.56 billion of investment securities, $1.11 billion were classified as AFS and $449.8 million were classified as HTM.  During fiscal 2017, the Company purchased an aggregate of $292.2 million of MBS securities, of which $131.4 million have an average life estimated at approximately five years or less or stated final maturities of approximately 30 years or less, and sold MBS in the amount of $90.0 million.  In addition, the Company purchased $557.4 million of investment securities which are principally comprised of tax exempt municipal bonds primarily backed by, and/or convertible into, Ginnie Mae, Fannie Mae, or Freddie Mac MBS securities, government related and guaranteed floating rate securities, and smaller portions of other security types.  See Note 6 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company’s portfolio of net loans receivable increased by $398.4 million, or 43%, to $1.32 billion at September 30, 2017, from $919.5 million at September 30, 2016.  This growth was driven by increases in commercial real estate loans of $162.6 million, consumer loans of $125.9 million, residential mortgage loans of $34.4 million and commercial operating loans of $4.5 million, along with growth in premium finance loans of $78.9 million. The growth in consumer loans was primarily related to the student loan portfolio purchase in December 2016. The increase in net loans receivable was partially offset by a decrease in agricultural loans of $5.3 million.  See Note 3 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Through the Bank, the Company owns stock in the FHLB due to the Bank’s membership and participation in this banking system.  The FHLB requires a level of stock investment based on a pre-determined formula.  The Company’s investment in such stock increased $13.6 million, or 29%, to $61.1 million at September 30, 2017, from $47.5 million at September 30, 2016.  The increase directly correlates with the higher short-term borrowings balances.

Total deposits increased by $793.3 million, or 33%, to $3.22 billion at September 30, 2017, from $2.43 billion at September 30, 2016. The increase in end-of-period deposits was primarily the result of an increase in wholesale deposits of $476.2 million, an increase in non-interest bearing checking deposits of $286.5 million, and a $29.2 million increase in interest-bearing checking deposits. Wholesale deposits were added during fiscal year 2017 at advantageous rates when compared to the overnight borrowing rates, thereby lowering funding costs, or to target strategic maturities which are expected to aid in tax season tax advance loan funding. Deposits attributable to the Payments divisions were up $305.9 million, or 14%, at September 30, 2017, as compared to September 30, 2016.  The increase is due to continued growth in our core business relationships related to the Payments divisions.

The Company’s total borrowings increased $302.5 million, or 25%, from $1.19 billion at September 30, 2016, to $1.49 billion at September 30, 2017, primarily due to the increases in short-term advances from the FHLB, which was done as part of a temporary repositioning of the balance sheet, as noted above.  The Company’s short-term borrowings fluctuate on a daily basis due to the nature of a portion of its non-interest-bearing deposit base, primarily related to payroll processing timing with a higher volume of short-term borrowings on Monday and Tuesday, which are typically paid down throughout the week.  This predictable fluctuation may be augmented near a month-end by a prefunding of certain programs.

See Notes 8 and 9 to the “Notes to Consolidated Financial Statements,” which are included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

At September 30, 2017, the Company’s stockholders’ equity totaled $434.5 million, an increase of $99.5 million from $335.0 million at September 30, 2016.  Stockholders’ equity increased primarily as a result of an increase in additional paid-in capital and retained earnings.  At September 30, 2017, the Bank continued to meet regulatory requirements for classification as a well-capitalized institution.  See Note 13 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Results of Operations

The Company’s results of operations are dependent on net interest income, provision for loan losses, non-interest income, non-interest expense and income tax expense. Net interest income is the difference, or spread, between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.  The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows.  Notwithstanding that a significant amount of the Company’s deposits, primarily those attributable to the Payments divisions, pay relatively low rates of interest or none at all, the Company, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities. The provision for loan loss is the adjustment to the allowance for loan loss balance for the applicable period.  The allowance for loan loss is management’s estimate of probable loan losses in the loan portfolio based upon loan losses that have been incurred as of the balance sheet date.

The Company’s non-interest income is derived primarily from tax product fees, prepaid cards, credit products, ATM fees attributable to the MPS division and fees charged on bank loans and transaction accounts.  Non-interest income is also derived from net gains on the sale of securities available for sale as well as the Company’s holdings of bank-owned life insurance.  This income is offset by non-interest expenses, such as compensation and occupancy expenses associated with additional personnel and office locations as well as card processing expenses attributable to Payments.  Non-interest expense is also impacted by acquisition-related expenses, occupancy and equipment expenses, regulatory expenses, and legal and consulting expenses.

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

Year Ended September 30,	2017			2016			2015
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate
Interest-earning assets:
Specialty Finance Loans*	$317,293	$16,903	5.33%	$135,334	$7,276	5.38%	$74,537	$6,037	8.10%
Tax Advance Loans	49,026	11	0.02%	3,804	—	—%	—	—	—%
Retail Bank Loans	820,980	35,203	4.29%	671,308	28,911	4.31%	543,329	23,528	4.33%
Mortgage-backed securities	747,027	16,571	2.22%	728,738	15,771	2.16%	695,539	13,979	2.01%
Tax-Exempt Investment Securities	1,303,830	31,930	3.77%	1,061,198	24,965	3.56%	704,529	15,730	3.38%
Asset-Backed Securities	115,716	2,999	2.59%	54,993	1,199	2.18%	—	—	—%
Other investments and fed funds sold	115,958	3,104	2.68%	101,258	2,537	2.51%	72,954	1,742	2.39%
Cash & Fed Funds Sold	150,338	1,382	0.92%	66,759	737	1.54%	127,901	591	0.51%
Total interest-earning assets	3,620,168	$108,103	3.46%	2,823,392	$81,396	3.34%	2,218,789	$61,607	3.14%
Non-interest-earning assets	362,133			193,286			103,138
Total assets	$3,982,301			$3,016,678			$2,321,927

Non-interest bearing deposits	$2,286,358	$—	—%	$2,017,977	$—	0.00%	$1,632,130	$—	—%
Interest-bearing liabilities:
Interest-bearing checking	42,231	172	0.41%	36,317	97	0.27%	35,610	88	0.25%
Savings	55,484	31	0.06%	59,670	24	0.04%	34,129	40	0.12%
Money markets	46,466	87	0.19%	46,115	75	0.16%	39,401	61	0.15%
Time deposits	103,115	830	0.80%	79,825	418	0.52%	85,843	537	0.63%
Wholesale deposits	558,855	4,931	0.88%	—	—	—%	—	—	—%
FHLB advances	52,956	1,045	1.97%	61,454	709	1.15%	7,000	495	7.07%
Overnight fed funds purchased	259,378	2,649	1.02%	339,035	1,607	0.47%	234,025	691	0.30%
Subordinated debentures	73,273	4,448	6.07%	9,437	539	5.71%	—	—	—%
Other borrowings	15,939	680	4.27%	14,575	622	4.27%	21,193	475	2.05%
Total interest-bearing liabilities	1,207,697	14,873	1.23%	646,428	4,091	0.63%	457,201	2,387	0.56%
Total deposits and interest-bearing liabilities	3,494,055	$14,873	0.43%	2,664,405	$4,091	0.15%	2,089,331	$2,387	0.11%
Other non-interest bearing liabilities	87,084			44,786			28,009
Total liabilities	3,581,139			2,709,191			2,117,340
Stockholders' equity	401,162			307,487			204,587
Total liabilities and stockholders' equity	$3,982,301			$3,016,678			$2,321,927
Net interest income and net interest rate spread including non-interest bearing deposits		$93,230	3.04%		$77,305	3.18%		$59,220	3.03%

Net interest margin, tax equivalent			3.05%			3.19%			3.03%
*Specialty Finance Loan Receivables include loan portfolios the Company deems as non-retail bank product offerings or loans not generated by the Retail Bank itself (for example, premium finance and purchased loan portfolios). The loan receivables included in this line item are included in the customary loan categories presented elsewhere in this report.

Rate / Volume Analysis

The following table presents, for the periods presented, the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities.  The table distinguishes between the change related to higher outstanding balances and the change due to the levels and volatility of interest rates.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume).  For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

Rate / Volume

Year Ended September 30,	2017 vs. 2016			2016 vs. 2015 (1)
	Increase / (Decrease) Due to Volume	Increase / (Decrease) Due to Rate	Total Increase / (Decrease)	Increase / (Decrease) Due to Volume	Increase / (Decrease) Due to Rate	Total Increase / (Decrease)
Interest-earning assets
Specialty Finance Loans	$9,699	$(72)	$9,627	$3,751	$(2,514)	$1,237
Tax Advance Loans	—	11	11	5,513	(128)	5,385
Retail Bank Loans	6,441	(149)	6,292	—	—	—
Mortgage-backed securities	385	415	800	687	1,105	1,792
Tax-Exempt Investment Securities	5,576	1,389	6,965	8,115	1,120	9,235
Asset-Backed Securities	1,537	263	1,800	1,199	—	1,199
Other investments and fed funds sold	389	178	567	705	90	795
Cash & Fed Funds Sold	1,115	(470)	645	(508)	654	146
Total interest-earning assets	$25,142	$1,565	$26,707	$19,462	$327	$19,789

Interest-bearing liabilities
Interest-bearing checking	$18	$57	$75	$2	$7	$9
Savings	(2)	10	8	20	(37)	(17)
Money markets	1	10	11	11	4	15
Time deposits	145	267	412	(36)	(83)	(119)
Wholesale deposits	4,931	—	4,931	—	—	—
FHLB advances	(109)	445	336	941	(728)	213
Overnight fed funds purchased	(451)	1,493	1,042	389	526	915
Subordinated Debt	3,873	36	3,909	22	—	22
Other borrowings	58	—	58	(234)	900	666
Total interest-bearing liabilities	$8,464	$2,318	$10,782	$1,115	$589	$1,704

Net effect on net interest income	$16,678	$(753)	$15,925	$18,347	$(262)	$18,085
(1) Due to the change in categorization of the Average Balances, Interest Rates and Yields table, 2016 vs. 2015 rate/volume calculation results have been conformed to be consistent with the updated categorization.

Comparison of Operating Results for the Years Ended
September 30, 2017, and September 30, 2016

General.  The Company recorded net income of $44.9 million, or $4.83 per diluted share, for the year ended September 30, 2017, compared to $33.2 million, or $3.91 per diluted share, for the year ended September 30, 2016, an increase of $11.7 million.  The increase in net income was primarily caused by an increase in tax advance fee income of $30.3 million, a $24.2 million increase in card fee income, a $15.9 million increase in net interest income, and a $15.6 million increase in refund advance fee income. The net income increase was offset in part by an increase in compensation and benefits expense of $27.1 million, a $10.2 million intangible impairment expense, a $7.5 million increase in amortization expense, and an increase in other expense of $5.5 million.

Net Interest Income. Net interest income for fiscal 2017 increased by $15.9 million, or 21%, to $93.2 million from $77.3 million for the prior year. Net interest margin decreased to 3.05% in fiscal 2017 as compared to 3.19% in 2016. The increase in net interest income was primarily due to an increase in interest income of $26.7 million to $108.1 million from $81.4 million for the prior year. The increase in interest income was primarily due to an increase in the Company’s average earning assets of $796.8 million, or 28%, to $3.62 billion during fiscal 2017 from $2.82 billion during 2016. This was due to a significant increase in volume in commercial real estate loans and specialty finance loans, which includes premium finance loans and the December 2016 purchased student loan portfolio. Growth in investment security balances and yields attained on those investment securities also contributed to the increase in net interest income. The increase in interest income was partially offset by an increase in interest expense of $10.8 million, to $14.9 million from $4.1 million for the prior year.

Overall, when using a taxable equivalent yield (“TEY”), the Company’s interest earning asset yield increased by 12 basis points due to improved yields achieved within the securities portfolio and a shift in the earning asset mix due to increased volume in loans. The yield on non-MBS investment securities increased by 19 basis points on a TEY basis.  The yield on government-related MBS increased six basis points while longer-term interest rates generally decreased throughout the fiscal year.  Average TEY on the securities portfolio increased by 20 basis points in fiscal 2017 compared to fiscal 2016. The increased volume in loans receivable reflects the growth in specialty finance loans, which includes premium finance loans and the purchased student loan portfolio, as well as growth in the typical retail banking sectors.

The Company’s average balance of total deposits and interest-bearing liabilities increased $829.7 million, or 31%, to $3.49 billion during fiscal 2017 from $2.66 billion during 2016. A portion of this increase was due to the utilization of advantageous pricing and strategic maturities on certain wholesale deposits, an increase in average non-interest bearing deposits and the Company's completion of the public offering of its subordinated notes in August 2016, which are due August 15, 2026. This increase was partially offset by a decrease of $79.7 million in the average balance of overnight fed funds purchased. The average outstanding balance of non-interest-bearing deposits increased from $2.02 billion in fiscal 2016 to $2.29 billion in fiscal 2017.  The Company’s cost of total deposits and interest-bearing liabilities increased 28 basis points to 0.43% during fiscal 2017 from 0.15% during 2016. This increase was primarily due to a combination of the issuance of the Company's subordinated debt in the fourth quarter of fiscal 2016, the addition of wholesale deposits, an increase in the overnight borrowing rates and higher average overall funding balances due to the Company's utilization of more of its capital during non-tax season with higher investment balances and funding. Notwithstanding this increase, the Company believes that its growing, lower-cost deposit base gives it a distinct and significant competitive advantage, and even more so if interest rates continue to rise, because the Company anticipates that its cost of funds will likely remain relatively low, increasing less than at many other banks.

Provision for Loan Losses. In fiscal 2017, the Company recorded $10.6 million in provision for loan losses, compared to $4.6 million in 2016.  The increase in provision expense was primarily driven by higher seasonal volumes in tax season loans. The growth in the Banking segment loans, as well as the downgrade of a significant agriculture relationship during the second quarter of fiscal 2017 also contributed to an increased provision in fiscal 2017.

Non‑Interest Income. Non-interest income increased by $71.4 million, or 71%, to $172.2 million for fiscal 2017 from $100.8 million for 2016. This increase was primarily due to an increase in tax advance fee income of $30.3 million, a $24.2 million increase in card fee income, and a $15.6 million increase in refund transfer product fee income. The increases in tax advance fee income and refund transfer product fee income were related to the acquisitions of EPS and SCS during the fiscal 2017 first quarter. Card fee income primarily grew due to a wind-down of one of our non-strategic partners and also due to continued strong growth in our core business relationships.

Non-Interest Expense. Non-interest expense increased by $65.0 million, or 48%, to $199.7 million for fiscal 2017 from $134.6 million for fiscal 2016. This increase in non-interest expense from 2016 to 2017 was largely driven by an increase in compensation expense of $27.1 million, an increase in amortization expense of $7.5 million, and an increase in other expense of $5.5 million. The increases in these categories were principally due to the EPS Financial and SCS acquisitions, which occurred in the first quarter of fiscal 2017. The increase in compensation was also driven by non-cash stock-related compensation expense associated with three executive officers signing long-term employment agreements in the first and second quarters of fiscal 2017.  Also leading to the increase in non-interest expense when comparing 2017 to 2016 was a $10.2 million intangible impairment charge related to the non-renewal of the H&R Block relationship during the fiscal 2017 fourth quarter. In addition, and to a lesser extent, non-interest expense also increased year over year due to increases in legal and consulting expense, tax advance product expense, refund transfer product expense, occupancy and equipment expense, and card processing expense.

Income Tax Expense. Income tax expense for fiscal 2017 was $10.2 million, resulting in an effective tax rate of 18.6%, compared to a tax expense of $5.6 million and an effective tax rate of 14.4%, in fiscal 2016. The increase in the Company’s recorded income tax expense for 2017 was primarily attributable to an increase in earnings; however, the increase was partially offset by the effects of adopting ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” for recording excess tax benefits as a reduction to income tax expense.

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
Provision for Loan Losses. In fiscal 2016, the Company recorded $4.6 million in provision for loan losses, compared to $1.5 million in 2015. The increased provision was primarily due to loan growth as well as seasonal charge-offs related to refund advance loan programs, and also partially due to a write down and eventual charge-off of a large agriculture relationship.

Non-Interest Income. Non-interest income increased by $42.6 million, or 73%, to $100.8 million for fiscal 2016 from $58.2 million for 2015 primarily due to tax product fee income of $23.3 million related to the acquisition of Refund Advantage in September 2015, an increase in fees earned on prepaid debit cards, credit products and other payment systems products of $16.0 million due to the addition of multiple new partners and growth in existing Payments programs. Loan fees also increased by $2.9 million from retail and premium finance loan growth.

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

 Critical Accounting Policies

The Company’s financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). The financial information contained within these financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Management has identified the policies described below as Critical Accounting Policies. These policies involve complex and subjective decisions and assessments. Some of these estimates may be uncertain at the time they are made, could change from period to period, and could have a material impact on the financial statements.
Allowance for Loan Losses.  The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology.  Although management believes the levels of the allowance as of both September 30, 2017, and September 30, 2016, were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses.
Goodwill and Intangible Assets. Each quarter, the Company evaluates the estimated useful lives of its amortizable intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. In accordance with ASC 350, Intangibles – Goodwill and Other, recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company was advised on July 27, 2017 that they will not be providing interest-free Refund Advance loans for H&R Block tax preparation customers during the 2018 tax season. Given the loss of this relationship, the Company reviewed the intangible asset relating to this relationship for impairment, which resulted in an impairment charge of $10.2 million during the fourth quarter of fiscal year 2017.
In addition, goodwill and intangible assets are tested annually, as of our fiscal year end, for impairment or more often if conditions indicate a possible impairment. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate future cash flows, risk-adjusted discount rates, future economic and market conditions, comparison of the Company’s market value to book value and determination of appropriate market comparables. Actual future results may differ from those estimates.
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

In fiscal 2017, 2016 and 2015, there were no other-than-temporary impairment losses.

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

The Company uses two approaches to model interest rate risk: Earnings at Risk (“EAR analysis”) and Economic Value of Equity (“EVE analysis”).  Under EAR analysis, net interest income is calculated for each interest rate scenario to the net interest income forecast in the base case.  EAR analysis measures the sensitivity of interest-sensitive earnings over a one-year minimum time horizon.  The results are affected by projected rates, prepayments, caps and floors. Management exercises its best judgement in making assumptions regarding events that management can influence, such as non-contractual deposit re-pricing, as well as events outside of management's control, such as customer behavior on loan and deposit activity and the effect that competition has on both loan and deposit pricing. These assumptions are subjective and, as a result, net interest income simulation results will differ from actual results due to the timing, magnitude and frequency of interest rate changes, changes in market conditions, customer behavior and management strategies, among other factors. We perform various sensitivity analyses on assumptions of deposit attrition and deposit re-pricing. Market-implied forward rates and various likely and extreme interest rate scenarios can be used for EAR analysis.  These likely and extreme scenarios can include rapid and gradual interest rate ramps, rate shocks and yield curve twists.

The EAR analysis used in the following table reflects the required analysis used no less than quarterly by management.  It models -100, +100, +200, +300 and +400 basis point parallel shifts in market interest rates over the next one-year period.  Due to the current low level of interest rates, only a ‑100 basis point parallel shift is represented.

The Company is within Board approved policy limits for all interest rate scenarios using the snapshot as of September 30, 2017. The tables below show the results of the scenarios as of September 30, 2017 and 2016:

Net Sensitive Earnings at Risk

Net Sensitive Earnings at Risk
Balances as of September 30, 2017	Standard (Parallel Shift) Year 1
	Net Interest Income at Risk%
	-100	+100	+200	+300	+400
Percent Change Scenario	-6.6%	3.7%	6.0%	8.4%	10.9%
Board Policy Limits	-8.0%	-8.0%	-10.0%	-15.0%	-20.0%

Net Sensitive Earnings at Risk
Balances as of September 30, 2016	Standard (Parallel Shift) Year 1
	Net Interest Income at Risk%
	-100	+100	+200	+300	+400
Percent Change Scenario	-4.5%	0.5%	-0.9%	-2.2%	-2.8%
Board Policy Limits	-5.0%	-5.0%	-10.0%	-15.0%	-20.0%

The EAR analysis reported at September 30, 2017, shows that in an increasing +100, +200, +300, and +400 interest rate environment, more assets than liabilities will reprice over the modeled one-year period.

IRR is a snapshot in time.  The Company’s business and deposits are very predictably cyclical on a weekly, monthly and yearly basis.  The Company’s static IRR results could vary depending on which day of the week and timing in relation to certain payrolls, as well as time of the month in regard to early funding of certain programs, when this snapshot is taken.  The Company’s overnight federal funds purchased fluctuates on a predictable daily and monthly basis due to fluctuations in a portion of its non-interest bearing deposit base, primarily related to payroll processing and timing of when certain programs are prefunded and when the funds are received. Fiscal fourth quarter 2017 results do not necessarily show the typical effect of day of week cyclicality due to the temporary repositioning of the balance sheet, as previously noted. Owing to the snapshot nature of IRR, as is required by regulators, in concert with the Company’s predictable weekly, monthly and yearly fluctuating deposit base and overnight borrowings, the results produced by static IRR analysis are not necessarily representative of what management, the Board of Directors and others would view as the Company’s true IRR positioning.  Management and the Board are aware of and understand these typical borrowing and deposit fluctuations as well as the point in time nature of IRR analysis and anticipated an outcome where the Company may temporarily be outside of Board policy limits based on a snapshot analysis.

For management to better understand the IRR position of the Bank, an alternative IRR run was completed, for which all September 30, 2017, values were utilized with the exception of overnight borrowings, non-interest bearing deposits, brokered deposits, cash due from banks, non-earning assets, and non-paying liabilities. To diminish potential issues documented above, quarterly average balances were utilized for overnight borrowings, non-interest-bearing deposits, brokered deposits and cash due from banks. Non-earning assets and non-paying liabilities were used to balance the balance sheet. Management believes this view on IRR, while still subject to some yearly cyclicality, more accurately portrays the Bank's IRR position.  As noted in the below chart, the alternative EAR results are more normalized and slightly improved in the -100 interest rate shock compared to the static results, as timing issues in deposits and overnight borrowings are diminished and lower balances in cash and due from banks are observed.

The Company would be within policy limits in all scenarios utilizing the alternative IRR scenario run for management purposes.  The tables below highlight those results for September 30, 2017 and 2016.

Alternative Net Sensitive Earnings at Risk

Net Sensitive Earnings at Risk
Balances as of September 30, 2017	Standard (Parallel Shift) Year 1
Alternative IRR Results	Net Interest Income at Risk%
	-100	+100	+200	+300	+400
Percent Change Scenario	-1.8%	3.4%	5.4%	5.7%	6.3%
Board Policy Limits	-8.0%	-8.0%	-10.0%	-15.0%	-20.0%

Net Sensitive Earnings at Risk
Balances as of September 30, 2016	Standard (Parallel Shift) Year 1
Alternative IRR Results	Net Interest Income at Risk%
	-100	+100	+200	+300	+400
Percent Change Scenario	-4.6%	0.9%	-0.2%	-1.2%	-1.4%
Board Policy Limits	-5.0%	-5.0%	-10.0%	-15.0%	-20.0%

The alternative EAR analysis reported at September 30, 2017 shows that in an increasing +100, +200, +300, and +400 interest rate environment, more assets than liabilities will reprice over the modeled one-year period.

Net Sensitive Earnings at Risk as of September 30, 2017

Balances as of September 30, 2017		% of	Change in Interest Income/Expense for a given change in interest rates
	Total Earning	Total Earning	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Assets (in $000's)	Assets	-100	Base	+100	+200	+300	+400
Total Loans	1,317,152	28.0%	62,784	67,489	72,240	76,914	81,601	86,378
Total Investments (non-TEY) and other Earning Assets	3,390,010	72.0%	49,427	69,628	86,760	102,502	118,174	134,059
Total Interest -Sensitive Income	4,707,162	100.0%	112,211	137,117	159,000	179,416	199,775	220,437
Total Interest-Bearing Deposits	743,831	34.7%	3,700	7,304	11,111	14,917	18,724	22,530
Total Borrowings	1,402,000	65.3%	5,706	19,726	33,746	47,766	61,768	75,806
Total Interest-Sensitive Expense	2,145,831	100.0%	9,406	27,030	44,857	62,683	80,492	98,336

Alternative Net Sensitive Earnings at Risk

Alternative IRR Results		% of	Change in Interest Income/Expense for a given change in interest rates
	Total Earning	Total Earning	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Assets (in $000's)	Assets	-100	Base	+100	+200	+300	+400
Total Loans	1,317,152	37.4%	62,784	67,489	72,240	76,914	81,601	86,378
Total Investments (non-TEY) and other Earning Assets	2,206,516	62.6%	46,468	54,826	60,100	63,968	67,751	71,732
Total Interest -Sensitive Income	3,523,668	100.0%	109,252	122,315	132,340	140,882	149,352	158,110
Total Interest-Bearing Deposits	817,480	69.6%	872	8,386	12,950	17,515	22,079	26,643
Total Borrowings	357,207	30.4%	1,997	5,569	7,354	9,141	12,713	16,285
Total Interest-Sensitive Expense	1,174,687	100.0%	2,869	13,955	20,304	26,656	34,792	42,928

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

The Company is within Board policy limits for all scenarios. The tables below show the results of the scenario as of September 30, 2017 and 2016:

Economic Value Sensitivity

Balances as of September 30, 2017	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-100	+100	+200	+300	+400
Percent Change Scenario	-3.2%	-0.8%	-3.8%	-7.8%	-10.7%
Board Policy Limits	-10.0%	-10.0%	-20.0%	-30.0%	-40.0%

Balances as of September 30, 2016	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-100	+100	+200	+300	+400
Percent Change Scenario	1.6%	-3.7%	-8.3%	-13.1%	-17.2%
Board Policy Limits	-10.0%	-10.0%	-20.0%	-30.0%	-40.0%

The EVE at risk reported at September 30, 2017, shows that as interest rates increase immediately, the economic value of equity position will decrease from the base, partially due to the degree of the economic value of its base asset size in relation to the economic value of its base liabilities.

The Company would be within policy limits in all scenarios utilizing the alternative IRR scenario run for management purposes.  The tables below highlight those results for September 30, 2017 and 2016:

Alternative Economic Value Sensitivity

Balances as of September 30, 2017	Standard (Parallel Shift)
Alternative IRR Results	Economic Value of Equity at Risk%
	-100	+100	+200	+300	+400
Percent Change Scenario	-2.2%	-1.9%	-6.0%	-10.9%	-14.7%
Board Policy Limits	-10.0%	-10.0%	-20.0%	-30.0%	-40.0%

Balances as of September 30, 2016	Standard (Parallel Shift)
Alternative IRR Results	Economic Value of Equity at Risk%
	-100	+100	+200	+300	+400
Percent Change Scenario	2.1%	-4.2%	-9.4%	-14.7%	-19.3%
Board Policy Limits	-10.0%	-10.0%	-20.0%	-30.0%	-40.0%

The EVE at risk reported using the alternative methodology used for management purposes shows that as interest rates increase immediately, the economic value of equity position will decrease from the base, partially due to the degree of the economic value of its base asset size in relation to the economic value of its base liabilities. These results under the rising scenarios are marginally more sensitive than the static snapshot as the effects of the temporary balance sheet repositioning noted above are diminished.

Detailed Economic Value Sensitivity as of September 30, 2017

The following table details the economic value sensitivity to changes in market interest rates at September 30, 2017, for loans, investments, deposits, borrowings and other assets and liabilities (dollars in thousands).  The analysis reflects the temporary balance sheet positioning of cash and due from bank in total investments, and the added economic value creation of the Bank’s non-interest bearing deposit base under a rising rate environment relative to other aspects of the balance sheet.

Balances as of September 30, 2017		% of	Change in Economic Value for a given change in interest rates
	Book	Total	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Value (in $000's)	Assets	-100	+100	+200	+300	+400
Total Loans	1,317,152	25%	2.0%	-2.0%	-4.1%	-6.0%	-7.8%
Total Investment	3,390,010	65%	2.4%	-3.1%	-6.3%	-9.7%	-12.5%
Other Assets	508,410	10%	—%	—%	—%	—%	—%
Assets	5,215,572	100%	2.1%	-2.6%	-5.3%	-8.1%	-10.5%
Interest Bearing Deposits	743,831	16%	1.0%	-0.7%	-1.4%	-2.1%	-2.8%
Non-Interest Bearing Deposits	2,480,087	53%	6.4%	-5.9%	-11.2%	-16.1%	-20.6%
Total Borrowings & Other Liabilities	1,470,633	31%	—%	—%	—%	—%	—%
Liabilities	4,694,551	100%	3.3%	-3.0%	-5.7%	-8.2%	-10.4%

Detailed Alternative Economic Value Sensitivity

The following is EVE at risk reported using the alternative methodology used for management purposes, for loans, investments, deposits, borrowings, and other assets and liabilities (dollars in thousands). The analysis reflects the more evenly matched changes in value of the Bank’s non-interest bearing deposit base under a rising rate environment relative to changes in value observed in total investments, which is adjusted for the temporary increased portion of cash and due from bank at period end.

Alternative IRR Results		% of	Change in Economic Value for a given change in interest rates
Economic Value Sensitivity	Book	Total	Over / (Under) Base Case Parallel Ramp
Basis Point Change Scenario	Value (in $000's)	Assets	-100	+100	+200	+300	+400
Total Loans	1,317,152	25%	2.0%	-2.0%	-4.1%	-6.0%	-7.8%
Total Investment	2,206,516	42%	3.6%	-4.6%	-9.5%	-14.5%	-18.8%
Other Assets	1,691,904	32%	—%	—%	—%	—%	—%
Assets	5,215,572	100%	2.1%	-2.6%	-5.3%	-8.1%	-10.5%
Interest Bearing Deposits	817,480	17%	0.9%	-0.7%	-1.3%	-1.9%	-2.5%
Non-Interest Bearing Deposits	2,291,115	49%	6.4%	-5.8%	-11.2%	-16.1%	-20.5%
Total Borrowings & Other Liabilities	1,585,956	34%	—%	—%	—%	—%	—%
Liabilities	4,694,551	100%	3.0%	-2.7%	-5.2%	-7.5%	-9.6%

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
The above EAR and EVE measures do not include all actions that management may undertake to manage interest rate risk in response to anticipated changes in interest rates.

Asset Quality

At September 30, 2017, non-performing assets, consisting of impaired/non-accruing loans, accruing loans delinquent 90 days or more, foreclosed real estate and repossessed consumer property totaled $37.9 million, or 0.72% of total assets, compared to $1.2 million, or 0.03% of total assets, at September 30, 2016.  The increase in NPAs was primarily related to two large, well-collateralized agricultural relationships that became more than 90 days past due. These loan relationships were both still accruing in the fourth fiscal quarter and one was paid in full on November 1, 2017. The majority of the past due receivables related to AFS/IBEX are due to the notification requirements and processing time by most insurance carriers while the insurer is processing the return of the unearned premium. Management will continue to accrue interest until maturity as the unearned premium is ordinarily sufficient to pay off the outstanding balance and the contractual interest due.

Non-accruing loans at September 30, 2017, totaled approximately $0.7 million. The Company had repossessed assets of approximately $0.3 million at September 30, 2017.

The Company maintains an allowance for loan losses because it is probable that some loans may not be repaid in full.  At September 30, 2017, the Company had an allowance for loan losses of $7.5 million as compared to $5.6 million at September 30, 2016. This increase was mainly due to loan growth and a downgrade of a large well-collateralized agricultural relationship, as mentioned previously. Management’s periodic review of the allowance for loan losses is based on various subjective and objective factors including the Company’s past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions.  While management may allocate portions of the allowance for specifically identified problem loan situations, the majority of the allowance is based on both subjective and objective factors related to the overall loan portfolio and is available for any loan charge-offs that may occur.  As stated previously, there can be no assurance future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Bank is subject to review by the OCC, which has the authority to require management to make changes to the allowance for loan losses, and the Company is subject to similar review by the Federal Reserve.

In determining the allowance for loan losses, the Company specifically identifies loans it considers to have potential collectability problems.  Based on criteria established by ASC 310, Receivables, some of these loans are considered to be “impaired” while others are not considered to be impaired, but possess weaknesses that the Company believes merit additional analysis in establishing the allowance for loan losses.  All other loans are evaluated by applying estimated loss ratios to various pools of loans.  The Company then analyzes other applicable qualitative factors (such as economic conditions) in determining the aggregate amount of the allowance needed.

At September 30, 2017, none of the allowance for loan losses was allocated to impaired loans.  See Note 3 of the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.  Of the allowance, $2.0 million was allocated to other identified problem loans and loan relationships, representing 3.5% of the related loan balances, and $5.5 million, representing 0.4% of the related loan balances, was allocated to the remaining overall loan portfolio based on historical loss experience and qualitative factors.  At September 30, 2016, $0.01 million of the allowance for loan losses was allocated to impaired loans, representing 1.7% of the related loan balances.  $0.9 million was allocated to other identified problem loan situations or 1.9% of related loan balances, and $4.7 million, representing 0.5%, was allocated against losses from the overall loan portfolio based on historical loss experience and qualitative factors.

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

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the allowance for loan losses.  Potential problem loans are generally defined by management to include loans rated as substandard by management that are not considered impaired (i.e., non-accrual loans and accruing troubled debt restructurings), but there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms.  The decision of management to include performing loans in potential problem loans does not necessarily mean that the Company expects losses to occur, but that management recognizes a higher degree or risk associated with these loans.  The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types.  At September 30, 2017, potential problem loans totaled $39.5 million compared to $8.9 million at September 30, 2016.  The $30.6 million increase in potential problem loans since September 30, 2016, was primarily due to the previously mentioned large, well-collateralized agriculture relationship that was downgraded during fiscal 2017. This relationship also had accrued interest of $1.8 million as of September 30, 2017, which is expected to be collected. It is possible the collateral will go though a deed in lieu of foreclosure in the near future.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, derived principally through its Payments divisions, and to a lesser extent through its retail bank division, borrowings, principal and interest payments on loans and mortgage-backed securities, and maturing investment securities.  In addition, the Company utilizes wholesale deposit sources to provide temporary funding when necessary or when favorable terms are available. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are influenced by the level of interest rates, general economic conditions and competition.

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

The low-cost checking deposits generated through the Company's Payments divisions may carry a greater degree of concentration risk than traditional consumer checking deposits but, based on experience, the Company believes that Payments‑generated deposits are a stable source of funding.  To date, the Company has not experienced any material net outflows related to Payments-generated deposits, though no assurance can be given that this will continue to be the case.

The Bank is required by regulation to maintain sufficient liquidity to assure its safe and sound operation.  In the opinion of management, the Bank is in compliance with this requirement.

Liquidity management is both a daily and long-term function of the Company’s management strategy.  The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) the projected availability of purchased loan products, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) the objectives of its asset/liability management program.  Excess liquidity is generally invested in interest-earning overnight deposits and other short-term government agency or instrumentality obligations.  If the Company requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB and other wholesale funding sources.  The Company is not aware of any facts that would be reasonably likely to have a material adverse impact on the Company’s liquidity or its ability to borrow additional funds.

The primary investing activities of the Company are the origination of loans, the acquisitions of companies and the purchase of securities.  During the years ended September 30, 2017, 2016 and 2015, the Company originated loans totaling $2.6 billion, $968.4 million and $672.8 million, respectively.  Purchases of loans totaled $141.4 million, and $74.1 million during the years ended September 30, 2017 and 2015, respectively, and the Company did not purchase any loans during the year ended September 30, 2016.  During the years ended September 30, 2017, 2016 and 2015, the Company purchased mortgage-backed securities and other securities in the amount of $849.5 million, $902.9 million and $894.3 million, respectively.  Of these purchases in 2017, 2016 and 2015, $0.9 million, $298.9 million and $75.8 million, respectively, were securities designated as held to maturity.

At September 30, 2017, the Company had unfunded loan commitments of $233.2 million.  See Note 14 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.  Certificates of deposit scheduled to mature in one year or less from September 30, 2017 totaled $560.8 million, $457.9 million of which are brokered certificates of deposit, with $255.3 million of the $457.9 million brokered certificates of deposit structured to mature during the second quarter of fiscal 2018, to coincide with the funding of seasonal tax advance loans. Retail bank certificates of deposit scheduled to mature in one year or less from September 30, 2017 totaled $102.9 million and based on its historical experience, management believes that a significant portion of such deposits will remain with the Company; however, there can be no assurance that the Company can retain all such deposits.  Management believes that loan repayment and other sources of funds will be adequate to meet the Company’s foreseeable short- and long-term liquidity needs.

The following table summarizes the Company’s significant contractual obligations at September 30, 2017 (dollars in thousands)

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Time deposits	$581,565	$557,858	$19,069	$4,638	$—
Long-term debt	85,533	—	137	159	85,237
Short-term debt	1,404,534	1,404,534	—	—	—
Operating leases	29,009	2,486	4,576	4,025	17,922
Data processing services	27,789	3,369	14,762	9,658	—
Total	$2,128,430	$1,968,247	$38,544	$18,480	$103,159

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

On August 15, 2016, the Company announced that it had completed the public offering of $75 million of its 5.75% fixed-to-floating rate subordinated debentures due August 15, 2026. Use of proceeds from the offering was for general purposes, acquisitions and investments in MetaBank as Tier 1 capital to support growth. See Note 9 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company and the Bank met regulatory requirements for classification as well-capitalized institutions at September 30, 2017.  See Note 13 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The payment of dividends and repurchase of shares have the effect of reducing stockholders’ equity.  Prior to authorizing such transactions, the Board of Directors considers the effect the dividend or repurchase of shares would have on liquidity and regulatory capital ratios.

The Board of Directors approved a minimum management target, reflected in its capital plan, for the Bank to stay at or above an 8% Tier 1 capital to adjusted total assets ratio during fiscal 2017. Adjusted total assets are calculated based on a rolling six month average basis.

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

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and Notes thereto presented in this Annual Report have been prepared in accordance with U.S. GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation.  The primary impact of inflation is reflected in the increased cost of the Company’s operations.  Unlike most industrial companies, virtually all the assets and liabilities of the Company are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than do the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services. There have not been any material effects on Meta's business due to inflation during any of the last three fiscal years.

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

The Company currently focuses lending efforts toward originating and purchasing competitively priced adjustable-rate and fixed-rate loan products with short to intermediate terms to maturity, and may originate loans with terms longer than five years for borrowers that have a strong credit profile and typically lower loan-to-value ratios. This approach allows the Company to better maintain a portfolio of loans that will have less sensitivity to changes in the level of interest rates, while providing a reasonable spread to the cost of liabilities used to fund the loans.

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

See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption “Interest Rate Risk ("IRR").”

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

We have audited the accompanying consolidated statements of financial condition of Meta Financial Group, Inc. and subsidiaries (the Company) as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended September 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meta Financial Group, Inc. and subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three‑year period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Meta Financial Group, Inc.’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 29, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Des Moines, Iowa
November 29, 2017

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except Share and Per Share Data)

ASSETS	September 30, 2017	September 30, 2016
Cash and cash equivalents	$1,267,586	$773,830
Investment securities available-for-sale	1,106,977	910,309
Mortgage-backed securities available-for-sale	586,454	558,940
Investment securities held to maturity	449,840	486,095
Mortgage-backed securities held to maturity	113,689	133,758
Loans receivable	1,325,371	925,105
Allowance for loan losses	(7,534)	(5,635)
Federal Home Loan Bank stock, at cost	61,123	47,512
Accrued interest receivable	19,380	17,199
Premises, furniture, and equipment, net	19,320	18,626
Bank-owned life insurance	84,702	57,486
Foreclosed real estate and repossessed assets	292	76
Goodwill	98,723	36,928
Intangible assets	52,178	28,921
Prepaid assets	28,392	9,443
Deferred taxes	9,101	—
Other assets	12,738	7,826

Total assets	$5,228,332	$4,006,419

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$2,454,057	$2,167,522
Interest-bearing checking	67,294	38,077
Savings deposits	53,505	50,742
Money market deposits	48,758	47,749
Time certificates of deposit	123,637	125,992
Wholesale deposits	476,173	—
Total deposits	3,223,424	2,430,082
Short-term debt	1,404,534	1,095,118
Long-term debt	85,533	92,460
Accrued interest payable	2,280	875
Deferred taxes	—	4,600
Accrued expenses and other liabilities	78,065	48,309
Total liabilities	4,793,836	3,671,444

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued or outstanding at September 30, 2017 and 2016, respectively	—	—
Common stock, $.01 par value; 15,000,000 shares authorized, 9,626,431 and 8,523,641 shares issued, 9,622,595 and 8,523,641 shares outstanding at September 30, 2017 and 2016, respectively	96	85
Common stock, Nonvoting, $.01 par value; 3,000,000 shares authorized, no shares issued or outstanding at September 30, 2017 and 2016, respectively	—	—
Additional paid-in capital	258,336	184,780
Retained earnings	167,164	127,190
Accumulated other comprehensive income	9,166	22,920
Treasury stock, at cost, 3,836 common shares at September 30, 2017 and none at September 30, 2016	(266)	—
Total stockholders’ equity	434,496	334,975

Total liabilities and stockholders’ equity	$5,228,332	$4,006,419
See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
(Dollars in Thousands, Except Share and Per Share Data)	2017	2016	2015
Interest and dividend income:
Loans receivable, including fees	$52,117	$36,187	$29,565
Mortgage-backed securities	16,571	15,771	13,979
Other investments	39,415	29,438	18,063
	108,103	81,396	61,607
Interest expense:
Deposits	6,051	614	726
FHLB advances and other borrowings	8,822	3,477	1,661
	14,873	4,091	2,387

Net interest income	93,230	77,305	59,220

Provision for loan losses	10,589	4,605	1,465

Net interest income after provision for loan losses	82,641	72,700	57,755

Non-interest income:
Refund transfer product fees	38,956	23,347	63
Tax advance product fees	31,913	1,575	—
Card fees	94,707	70,533	54,542
Loan fees	3,882	3,374	2,348
Bank-owned life insurance income	2,216	1,656	2,030
Deposit fees	736	603	593
Loss on sale of securities available-for-sale, net (Includes ($493), ($326), and ($1,634) reclassified from accumulated other comprehensive income (loss) for net gains (losses) on available for sale securities for the fiscal years ended September 30, 2017, 2016 and 2015, respectively)	(493)	(326)	(1,634)
Loss (gain) on foreclosed real estate	(6)	—	28
Other income	261	8	204
Total non-interest income	172,172	100,770	58,174

Non-interest expense:
Compensation and benefits	88,728	61,675	46,493
Refund transfer product expense	11,885	8,648	3
Tax advance product expense	3,241	—	—
Card processing expense	24,130	22,263	16,508
Occupancy and equipment expense	16,465	13,999	11,399
Legal and consulting expense	8,384	4,824	4,978
Marketing	2,117	1,972	1,537
Data processing expense	1,449	1,334	1,347
Amortization expense	12,362	4,828	1,349
Intangible impairment	10,248	—	—
Other expense	20,654	15,105	12,892
Total non-interest expense	199,663	134,648	96,506

Income before income tax expense	55,150	38,822	19,423

Income tax expense (Includes ($185), ($118), and ($597) income tax expense (benefit) reclassified from accumulated other comprehensive income (loss) for the fiscal years ended September 30, 2017, 2016 and 2015, respectively)	10,233	5,602	1,368

Net income	$44,917	$33,220	$18,055

Earnings per common share (1):
Basic	$4.86	$3.93	$2.68
Diluted	$4.83	$3.91	$2.66
(1) See Reclassification and Revision of Prior Period Balances under Note 1 Summary of Significant Accounting Policies for additional information describing adjustments made to the Company's EPS calculation. Basic EPS for the fiscal year ended September 30, 2016 of $3.95 was corrected to $3.93 and diluted EPS of $3.92 was corrected to $3.91.
See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	For Years Ended September 30,
	2017	2016	2015
Net income	$44,917	$33,220	$18,055

Other comprehensive (loss) income:
Change in net unrealized gain on securities	(21,661)	31,965	7,723
Losses realized in net income	493	326	1,634
	(21,168)	32,291	9,357
Deferred income tax effect	(7,414)	11,826	3,493
Total other comprehensive (loss) income	(13,754)	20,465	5,864
Total comprehensive income	$31,163	$53,685	$23,919

See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended September 30, 2015, 2016 and 2017

(Dollars in Thousands, Except Share and Per Share Data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stockholders’ Equity

Balance, September 30, 2014	$62	$95,079	$83,797	$(3,409)	$(727)	$174,802

Cash dividends declared on common stock ($0.52 per share)	—	—	(3,493)	—	—	(3,493)

Issuance of common shares from the sales of equity securities	14	50,737	—	—	417	51,168

Issuance of common shares due to issuance of stock options and restricted stock	—	378	—	—	—	378

Issuance of common shares due to acquisition	6	24,297	—	—	—	24,303

Stock compensation	—	258	—	—	—	258

Net change in unrealized gains (losses) on securities, net of income taxes	—	—	—	5,864	—	5,864

Net income	—	—	18,055	—	—	18,055

Balance, September 30, 2015	$82	$170,749	$98,359	$2,455	$(310)	$271,335

Balance, September 30, 2015	$82	$170,749	$98,359	$2,455	$(310)	$271,335

Cash dividends declared on common stock ($0.52 per share)	—	—	(4,389)	—	—	(4,389)

Issuance of common shares from the sales of equity securities	2	11,498	—	—	—	11,500

Issuance of common shares due to issuance of stock options and restricted stock	1	2,046	—	—	310	2,357

Stock compensation	—	487	—	—	—	487

Net change in unrealized gains (losses) on securities, net of income taxes	—	—	—	20,465	—	20,465

Net income	—	—	33,220	—	—	33,220

Balance, September 30, 2016	$85	$184,780	$127,190	$22,920	$—	$334,975

Balance, September 30, 2016	$85	$184,780	$127,190	$22,920	$—	$334,975

Adoption of Accounting Standards Update 2016-09	—	104	(104)	—	—	—

Cash dividends declared on common stock ($0.52 per share)	—	—	(4,839)	—	—	(4,839)

Issuance of common shares due to exercise of stock options	—	650	—	—	—	650

Issuance of common shares due to restricted stock	4	—	—	—	—	4

Issuance of common shares due to ESOP	—	1,174	—	—	—	1,174

Issuance of common shares due to acquisition	7	37,289	—	—	—	37,296

Contingent consideration equity earnout due to acquisition	—	24,142	—	—	—	24,142

Shares repurchased for tax withholdings on stock compensation	—	(204)	—	—	(266)	(470)

Stock compensation	—	10,401	—	—	—	10,401

Net change in unrealized gains on securities, net of income taxes	—	—	—	(13,754)	—	(13,754)

Net income	—	—	44,917	—	—	44,917

Balance, September 30, 2017	$96	$258,336	$167,164	$9,166	$(266)	$434,496
See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	For the Years Ended September 30,
	2017	2016	2015
Cash flows from operating activities:
Net income	$44,917	$33,220	$18,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	45,048	35,617	28,882
Stock compensation	10,401	487	258
Provision for loan losses	10,589	4,605	1,465
Recovery for deferred taxes	(6,286)	(230)	(3,896)
Loss on other assets	406	104	6
Loss (Gain) on foreclosed real estate	6	—	(28)
Loss on sale of securities available-for-sale, net	537	326	1,634
Gain on sale of securities held-to-maturity, net	(44)	—	—
Net change in accrued interest receivable	(2,181)	(3,847)	(2,130)
Impairment of intangibles	10,248	—	—
Fair value adjustment of foreclosed real estate	18	—	—
Originations of loans held for sale	(685,934)	—	—
Proceeds from sales of loans held for sale	685,934	—	—
Change in bank-owned life insurance value	(2,216)	(1,656)	(1,225)
Net change in other assets	(23,408)	(1,968)	(672)
Net change in accrued interest payable	1,405	603	(46)
Excess contingent consideration paid	(248)	—	—
Net change in accrued expenses and other liabilities	30,806	11,237	6,911
Net cash provided by operating activities	119,998	78,498	49,214

Cash flows from investing activities:
Purchase of securities available-for-sale	(848,613)	(603,995)	(810,624)
Proceeds from sales of securities available-for-sale	457,306	285,508	566,371
Proceeds from maturities and principal repayments of securities available-for-sale	126,420	116,333	124,558
Purchase of securities held to maturity	(932)	(298,869)	(72,759)
Proceeds from sales of securities held-to-maturity	5,870	—	—
Proceeds from maturities and principal repayments of securities held to maturity	45,615	20,465	9,879
Purchase of bank-owned life insurance	(25,000)	(10,000)	(10,000)
Proceeds from bank-owned life insurance death benefit	—	—	864
Loans purchased	(141,403)	—	—
Proceeds from loans sold	4,720	89	5,462
Net change in loans receivable	(274,840)	(217,985)	(146,111)
Proceeds from sales of foreclosed real estate	200	—	86
Cash paid for acquisitions	(29,425)	—	(125,314)
Cash received upon acquisitions	—	—	9,768
Federal Home Loan Bank stock purchases	(715,891)	(860,902)	(544,324)
Federal Home Loan Bank stock redemptions	702,280	837,800	541,160
Proceeds from the sale of premises and equipment	58	55	2,100
Purchase of premises and equipment	(6,798)	(6,979)	(5,031)
Net cash used in investing activities	(700,433)	(738,480)	(453,915)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	319,524	737,727	334,375
Net change in time deposits	(2,355)	34,821	(43,382)
Net change in wholesale deposits	476,173	—	—
Net change of FHLB and other borrowings	308,000	100,000	—
Net change in federal funds	(5,000)	452,000	70,000
Net change in securities sold under agreements to repurchase	(565)	(969)	(6,404)
Proceeds from long term debt	—	75,000	—
Payment of debt issuance costs	—	(1,767)	—
Payment of debt extinguishment costs	(772)	—	—
Principal payments on capital lease obligations	(80)	(126)	(116)
Cash dividends paid	(4,839)	(4,389)	(3,493)

Purchase of shares by ESOP	1,174	—	—
Issuance of restricted stock	4	—	—
Proceeds from exercise of stock options and issuance of common stock	650	13,857	51,547
Shares repurchased for tax withholdings on stock compensation	(470)	—	—
Contingent consideration - cash paid	(17,253)	—	—
Net cash provided by financing activities	1,074,191	1,406,154	402,527

Net change in cash and cash equivalents	493,756	746,172	(2,174)

Cash and cash equivalents at beginning of year	773,830	27,658	29,832
Cash and cash equivalents at end of year	$1,267,586	$773,830	$27,658

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Con't.)
(Dollars in Thousands)

	For the Years Ended September 30,
	2017	2016	2015
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$16,278	$3,488	$2,433
Income taxes	20,058	5,898	5,277
Franchise taxes	187	98	98
Other taxes	290	79	48

Supplemental disclosure of non-cash investing and financing activities:
Loans transferred to foreclosed real estate	440	$76	54
Common stock issued for acquisition	(37,296)	—	(24,303)
Contingent consideration - equity	(24,142)	—	—
Capital lease obligation	—	—	(2,259)
Securities transferred from available-for-sale to held to maturity	—	—	310
Purchase of available-for-sale securities accrued, not paid	—	—	(7,877)
Purchase of held-to-maturity securities accrued, not paid	$—	$—	$(3,000)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Meta Financial Group, Inc. (the “Company”), a unitary savings and loan holding company located in Sioux Falls, South Dakota, and its wholly-owned subsidiaries which include MetaBank (the “Bank”), a federally chartered savings bank whose primary federal regulator is the Office of the Comptroller of the Currency, and Meta Capital, LLC, a wholly owned service corporation subsidiary of MetaBank which invests in financial technology companies. The Company also owns 100% of First Midwest Financial Capital Trust I (the “Trust”), which was formed in July 2001 for the purpose of issuing trust preferred securities.  The Trust is not included in the consolidated financial statements of the Company.  All significant intercompany balances and transactions have been eliminated.

NATURE OF BUSINESS AND INDUSTRY SEGMENT INFORMATION

The primary source of income relates to payment processing services for prepaid debit cards, ATM sponsorship, tax refund transfer and other money transfer systems and services.  Additionally, a significant source of income for the Company is interest from the purchase or origination of consumer, commercial, agricultural, commercial real estate, residential real estate, and premium finance loans.  The Company accepts deposits from customers in the normal course of business primarily in northwest and central Iowa, and eastern South Dakota and on a national basis through its MPS and tax services divisions.  The Company operates in the banking industry, which accounts for the majority of its revenues and assets.  The Company uses the “management approach” for reporting information about segments in annual and interim financial statements.  The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management disaggregates a company.  Based on the management approach model, the Company has determined that its business is comprised of three reporting segments.

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

CASH AND CASH EQUIVALENTS AND FEDERAL FUNDS SOLD

For purposes of reporting cash flows, cash and cash equivalents is defined to include the Company’s cash on hand and due from financial institutions and short-term interest-bearing deposits in other financial institutions.  The Company reports cash flows net for customer loan transactions, securities purchased under agreement to resell, federal funds purchased, deposit transactions, securities sold under agreements to repurchase, and Federal Home Loan Bank ("FHLB") advances with terms less than 90 days.  The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank ("FRB"), based on a percentage of deposits.  The total of those reserve balances was $1.5 million at September 30, 2017, and there were no such reserve balances at September 30, 2016.  The Company at times maintains balances in excess of insured limits at various financial institutions including the FHLB, the FRB and other private institutions.  At September 30, 2017, the Company had no interest-bearing deposits held at the FHLB and $1.23 billion in interest-bearing deposits held at the FRB.  At September 30, 2017, the Company had no federal funds sold.  The Company does not believe these instruments carry a significant risk of loss, but cannot provide assurances that no losses could occur if these institutions were to become insolvent.

SECURITIES

GAAP requires that, at acquisition, an enterprise classify debt securities into one of three categories: Available for Sale (“AFS”), Held to Maturity (“HTM”) or trading. AFS securities are carried at fair value on the consolidated statements of financial condition, and unrealized holding gains and losses are excluded from earnings and recognized as a separate component of equity in accumulated other comprehensive income (loss) (“AOCI”). HTM debt securities are measured at amortized cost. Both AFS and HTM are subject to review for other-than-temporary impairment. Meta Financial did not hold trading securities at September 30, 2017.

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

The amount of the credit loss component of a debt security impairment is estimated as the difference between amortized cost and the present value of the expected cash flows of the security.  The present value is determined using the best estimate of cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security.  In fiscal 2017, 2016 and 2015, there was no other-than-temporary impairment recorded.

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

Generally, when a loan becomes delinquent 90 days or more for retail bank loans or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is reversed against current income. The loan will remain on a non-accrual status until six months of good payment history. Specialty finance loans and Payment segment loans are generally not placed on non-accrual status, but are instead written off when the collection of principal and interest becomes doubtful.

MORTGAGE SERVICING AND TRANSFERS OF FINANCIAL ASSETS

The Company, from time to time, sells loan participations, generally without recourse.  Sold loans are not included in the consolidated financial statements.  The Bank generally retains the right to service the sold loans for a fee.  At September 30, 2017 and 2016, the Bank was servicing loans for others with aggregate unpaid principal balances of $21.8 million and $19.4 million, respectively.

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

The specific component relates to impaired loans.  Loans are generally considered impaired if full principal or interest payments are not probable in accordance with the contractual loan terms.  Often this is associated with a delay or shortfall in payments of 90 days or more for retail bank loans categories.  Non-accrual loans and all TDRs are considered impaired.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.  Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent.  For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

The general reserve covers retail bank loans not considered impaired and is determined based upon both quantitative and qualitative analysis.  A separate general reserve analysis is performed for individual classified non-impaired loans and for non-classified smaller-balance homogeneous loans.  The three main assumptions for the quantitative components for 2017 and 2016 are historical loss rates, the look back period (“LBP”) and the loss emergence period (“LEP”).

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

The other loan portfolios primarily utilize a general reserve process that primarily uses historical factors related to the specific loan portfolio, although other qualitative factors may be considered in the final loss rate used to calculate the reserve on these portfolios. Loans in these portfolios are generally not placed on non-accrual status or impaired. The balances are written off after a loan becomes past due greater than 210 days for premium finance loans, 180 days for tax and other specialty lending loans and 90 days for other loans.

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

EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”)

The cost of shares issued to the ESOP, but not yet allocated to participants, are presented in the consolidated statements of financial condition as a reduction of stockholders’ equity.  Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts.  The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital.  Dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  Dividends on unallocated shares are used to reduce the accrued interest and principal amount of the ESOP’s loan payable to the Company.  At September 30, 2017 and 2016, all shares in the ESOP were allocated.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company, in the normal course of business, makes commitments to make loans which are not reflected in the consolidated financial statements.

GOODWILL
Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business acquisitions. Goodwill is evaluated annually for impairment. The Company performs its impairment evaluation as of September 30 of each fiscal year. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill are not recognized in the consolidated financial statements. No goodwill impairment was recognized during the years ended September 30, 2017, 2016 or 2015.

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

REVENUE RECOGNITION

Interest revenue from loans and investments is recognized on the accrual basis of accounting as the interest is earned according to the terms of the particular loan or investment.  Income from service and other customer charges is recognized as earned.  Revenue within the Payments segment is recognized as services are performed and service charges are earned in accordance with the terms of the various programs.

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

STOCK COMPENSATION

Compensation expense for share-based awards is recorded over the vesting period at the fair value of the award at the time of grant.  The exercise price of options or fair value of nonvested restricted shares granted under the Company’s incentive plans is equal to the fair market value of the underlying stock at the grant date.

RECLASSIFICATION AND REVISION OF PRIOR PERIOD BALANCES

The Company reclassified insignificant electronic return originator ("ERO") and taxpayer advance fee income and related expenses during fiscal year 2017 from loan fees and other income to tax product fees and other expenses to tax product expense. Prior period amounts have also been reclassified.

As of March 31, 2017, certain insignificant adjustments to previously reported Earnings Per Share ("EPS") have been made to correctly reflect the effect of participating securities on basic and diluted EPS calculations in accordance with ASC 260. These changes were immaterial to the overall EPS calculation. Basic EPS for the fiscal year ended September 30, 2016 of $3.95 was corrected to $3.93 and diluted EPS of $3.92 was corrected to $3.91.

In fiscal 2017, the Company early adopted Accounting Standards Update ("ASU") 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The requirement to report the excess tax benefit related to settlements of share-based payment awards in earnings as an increase or (decrease) to income tax expense has been applied utilizing the prospective method. While the adoption of ASU 2016-09 requires retrospective application to all fiscal year periods presented, the Company elected to not recast previously reported financial statements as the impact was considered insignificant. However, the Company reclassified stock compensation from financing to operating activities on the Consolidated Statement of Cash Flows as of September 30, 2016 and September 30, 2015.

The Company reclassified goodwill, intangibles, and related amortization expenses during fiscal year 2017 from the Corporate Services / Other segment to Payments and Banking based on how the Company performs its annual impairment testing. Prior period amounts have also been reclassified to conform to the current year presentation.

In fiscal year 2016, the Company disclosed $89 thousand for proceeds from loan sales as a negative adjustment to net cash used in investing activities in the Consolidated Statements of Cash Flows. In fiscal 2017, the Company has corrected the fiscal year 2016 cash flow presentation to appropriately disclose this amount as a positive adjustment to net cash used in investing activities.  As a result, the prior period amount for net changes in loans receivable has been adjusted from $(217,807) thousand, as previously reported, to $(217,985) thousand. These adjustments are considered to be prior period immaterial corrections and do not have any impact on fiscal year 2017 net cash provided by (used in) operating activities, investing activities, and financing activities.  In fiscal year 2015, the Company disclosed $5,462 thousand for proceeds from loan sales as a negative adjustment to net cash used in investing activities. In fiscal year 2017, the Company has corrected the fiscal year 2015 cash flow presentation to appropriately disclose this amount as a positive adjustment to net cash used in investing activities.  As a result, the prior period amount for net changes in loans receivable has been adjusted from $(135,187) thousand, as previously reported, to $(146,111) thousand. These adjustments are considered to be prior period immaterial corrections and do not have any impact on fiscal year 2017 net cash provided by (used in) operating activities, investing activities, and financing activities.

NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

This ASU requires organizations to replace the incurred loss impairment methodology with a methodology reflecting expected credit losses with considerations for a broader range of reasonable and supportable information to substantiate credit loss estimates. This ASU is effective for annual reporting periods beginning after December 15, 2019. The Company is currently undertaking a data analysis and ensuring its systems are capturing data applicable to the standard. In addition, the Company is undergoing a readiness assessment with an external consultant that began in the first quarter of fiscal 2018.

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

ASU No. 2016-02, Leases (Topic 842): Amendments to the Leases Analysis

This ASU requires organizations to recognize lease assets and lease liabilities on the balance sheet, along with disclosing key information about leasing arrangements. This update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and the Company has finalized their initial assessment of the ASU and expects that the standard will be immaterial to the consolidated financial statements with the Company's current leases.

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

 ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes

This ASU requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. This update is effective for annual and interim periods in fiscal years beginning after December 15, 2016, and the Company has determined that this update will not have an impact on the consolidated financial statements.

ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
This ASU provides guidance to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes seven aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes; (6) practical expedient - expected term (nonpublic companies only); and (7) intrinsic value (nonpublic companies only). This update is effective for annual and interim periods in fiscal years beginning after December 15, 2016, and the Company early adopted the standard in the Company's third quarter of fiscal year 2017. Under the new standard, excess tax benefits and deficiencies related to employee stock-based compensation will be recognized directly within income tax expense or benefit in the consolidated statement of operations, rather than within additional paid-in capital. Additionally, as permitted under the new standard, the Company made an accounting policy election to account for forfeitures of awards as they occur, which represents a change from the current requirement to estimate forfeitures when recognizing compensation expense. The impact of applying that guidance reduced reported income tax expense by $0.5 million for the quarter ended June 30, 2017. All income tax-related cash flows resulting from share-based payments are reported as an operating activity in the consolidated statements of cash flows. The Company elected to adopt the change in cash flow classification on a prospective basis, which resulted in an increase to net cash from operating activities and a corresponding decrease to net cash from financing activities in the accompanying consolidated statement of cash flows.
ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
This ASU addresses eight classification issues related to the statement of cash flows including; debt prepayment or debt extinguishment costs, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. This update is effective for annual periods and interim periods in fiscal years beginning after December 15, 2017, and the Company is currently assessing the potential impact to the consolidated financial statements.
ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities
This ASU requires entities to shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments in this update require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and is not expected to have an impact on the consolidated financial statements.
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
This ASU targets improving the accounting treatment for hedging activities and provides more flexibility in defining what can be hedged, less earnings volatility due to ineffective hedges, and less arduous documentation requirements. The ASU also offers the ability to reclassify prepayable debt securities from HTM to AFS and subsequently sell the securities, as long as the securities are eligible to be hedged. This update is effective for annual periods and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted in any interim period or fiscal year before the effective date. The Company is currently assessing the potential impact of early adoption for reclassification of certain prepayable debt securities from HTM to AFS.

NOTE 2.  ACQUISITIONS

The Company completed two acquisitions for the fiscal year ended September 30, 2017. The two purchase transactions are detailed below.

EPS Financial

On November 1, 2016, the Company, through MetaBank, completed the acquisition of substantially all of the assets and certain liabilities of EPS Financial, LLC ("EPS") from privately-held Drake Enterprises, Ltd. ("Drake"). The assets acquired by MetaBank in the EPS acquisition include the EPS trade name, operating platform, and other assets. EPS is a leading provider of comprehensive tax-related financial transaction solutions for over 10,000 ERO's nationwide, offering a one-stop-shop for all tax preparer financial transactions. These solutions include a full-suite of refund settlement products, prepaid payroll card solutions and merchant services.

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

The following table represents the approximate fair value of assets acquired and liabilities assumed of EPS on the consolidated balance sheet as of November 1, 2016:

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

The Company recognized goodwill of $30.4 million as of November 1, 2016, which is calculated as the excess of both the consideration exchanged and the liabilities assumed, which were negligible, as compared to the fair value of identifiable assets acquired.  Goodwill resulted from expected operational synergies and expanded product lines and is expected to be deductible for tax purposes. See Note 20 to the Consolidated Financial Statements for further information on goodwill.

The Company recognized $0.5 million of pre-tax transaction-related expenses during fiscal 2017. The transaction expenses are reflected on the consolidated statement of operations primarily under legal and consulting.

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

Under the terms of the purchase agreement, the aggregate purchase price paid at closing, which was based upon the December 14, 2016 tangible book value of SCS, was approximately $7.5 million in cash and the issuance of 113,328 shares of Meta Financial common stock. In addition, contingent cash consideration of $17.5 million was paid out in the third quarter of fiscal 2017 and equity contingent consideration of 264,431 shares of Meta Financial common stock was paid in the fourth quarter of fiscal 2017 following the achievement of specified performance benchmarks (described more fully below). The Company acquired assets with approximate fair values of $28.3 million of intangible assets, including customer relationships, trademark, and non-compete agreements, and negligible other assets, resulting in goodwill of $31.4 million. All amounts are at estimated fair market values.

Subject to the equity earn-out terms of the purchase agreement, SCS was eligible to receive up to an aggregate of 264,431 shares of Meta Financial common stock within 20 days after the applicable equity earn-out statement was deemed final if certain targets achieved. The equity earn-out measurements were as follows; 1) if, as of an equity earn-out measurement date, the anticipated 2018 measured gross profit met or exceeded the statement amount, MetaBank would deliver to SCS a stated number of shares of Meta Financial common stock; 2) if, as of an equity earn-out measurement date, the aggregate anticipated loan volume under all 2018 eligible contracts was greater than or equal to the agreed upon volume amount, then MetaBank would deliver to SCS a stated number of shares of Meta Financial common stock; and 3) if, as of an equity earn-out measurement date, each agreement specified in the contract was in effect and none of such agreements was amended or modified as of such time (except as approved in writing by the President of MetaBank, in his or her sole discretion), then MetaBank would deliver to SCS a stated number of shares of Meta Financial common stock. None of the equity earn-out payments was contingent on the achievement of any of the other equity earn-out targets. Upon the determined equity earn-out measurement date, MetaBank determined that each of the three earn-out measurement targets was achieved and the Company issued an aggregate of 264,431 shares of Meta Financial common stock in the fourth quarter of fiscal 2017.

Subject to the cash earn-out terms of the purchase agreement, MetaBank agreed to pay to SCS an amount equal to 100% of the 2017 measured business gross profit up to a maximum of $17.5 million within 20 days after the date on which each determination of the cash earn-out payment was deemed final. During the third quarter of fiscal 2017, MetaBank paid out the $17.5 million of contingent cash consideration to SCS based upon the measured business gross profit.

The Company has included the financial results of SCS in its consolidated financial statements subsequent to the acquisition date. The fair value of the liability for the cash contingent consideration was approximately $17.3 million and was included in other liabilities in the Company's consolidated statement of financial condition. The fair value of the equity contingent consideration was approximately $24.1 million at closing and was included in additional paid-in capital in the Company's consolidated statement of financial condition. The respective fair values of the liability and equity were estimated using an option-based income valuation method with significant inputs that were not observable in the market and thus represent a Level 3 fair value measurement as defined in the FASB's Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included the Company's probability assessments of the expected future cash flows related to the Company's acquisition of SCS during the earn-out period.

The following table represents the approximate fair value of assets acquired from and liabilities recorded of SCS on the consolidated statement of financial condition as of December 14, 2016.

As of December 14, 2016
(Dollars in Thousands)
Fair value of consideration paid
Cash	$7,548
Stock issued	10,789
Paid Consideration	18,337
Contingent consideration - cash	17,252
Contingent consideration - equity	24,142
Contingent consideration payable	41,394
Total consideration paid	59,731

Fair value of assets acquired
Intangible assets	28,310
Other assets	2
Total assets	28,312
Fair value of net assets acquired	28,312
Goodwill resulting from acquisition	$31,419

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

The Company recognized $0.8 million of pre-tax transaction related expenses during the fiscal year ended 2017. The transaction expenses are reflected on the consolidated statement of operations primarily under legal and consulting.

NOTE 3.  LOANS RECEIVABLE, NET

 Year-end loans receivable were as follows:

	September 30, 2017	September 30, 2016
	(Dollars in Thousands)
1-4 Family Real Estate	$196,706	$162,298
Commercial and Multi-Family Real Estate	585,510	422,932
Agricultural Real Estate	61,800	63,612
Consumer	163,004	37,094
Commercial Operating	35,759	31,271
Agricultural Operating	33,594	37,083
Premium Finance	250,459	171,604
Total Loans Receivable	1,326,832	925,894

Allowance for Loan Losses	(7,534)	(5,635)
Net Deferred Loan Origination Fees	(1,461)	(789)
Total Loans Receivable, Net	$1,317,837	$919,470

Annual activity in the allowance for loan losses was as follows:

Year ended September 30,	2017	2016	2015
	(Dollars in Thousands)
Beginning balance	$5,635	$6,255	$5,397
Provision for loan losses	10,589	4,605	1,465
Recoveries	307	147	123
Charge offs	(8,997)	(5,372)	(730)
Ending balance	$7,534	$5,635	$6,255

Allowance for Loan Losses and Recorded Investment in loans at September 30, 2017 and 2016 were as follows:

	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Unallocated	Total
	(Dollars in Thousands)
Year Ended September 30, 2017
Allowance for loan losses:
Beginning balance	$654	$2,198	$142	$51	$117	$1,332	$588	$553	$5,635
Provision (recovery) for loan losses	149	610	1,248	6,830	1,165	(160)	773	(26)	10,589
Charge offs	—	(138)	—	(7,084)	(1,149)	—	(626)	—	(8,997)
Recoveries	—	—	—	209	25	12	61	—	307
Ending balance	$803	$2,670	$1,390	$6	$158	$1,184	$796	$527	$7,534

Ending balance: individually evaluated for impairment	—	—	—	—	—	—	—	—	—
Ending balance: collectively evaluated for impairment	803	2,670	1,390	6	158	1,184	796	527	7,534
Total	$803	$2,670	$1,390	$6	$158	$1,184	$796	$527	$7,534

Loans:
Ending balance: individually evaluated for impairment	72	1,109	—	—	—	—	—	—	1,181
Ending balance: collectively evaluated for impairment	196,634	584,401	61,800	163,004	35,759	33,594	250,459	—	1,325,651
Total	$196,706	$585,510	$61,800	$163,004	$35,759	$33,594	$250,459	$—	$1,326,832

	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Unallocated	Total
	(Dollars in Thousands)
Year Ended September 30, 2016
Allowance for loan losses:
Beginning balance	$278	$1,187	$163	$20	$28	$3,537	$293	$749	$6,255
Provision (recovery) for loan losses	408	1,369	(21)	748	338	1,045	914	(196)	4,605
Charge offs	(32)	(385)	—	(728)	(249)	(3,252)	(726)	—	(5,372)
Recoveries	—	27	—	11	—	2	107	—	147
Ending balance	$654	$2,198	$142	$51	$117	$1,332	$588	$553	$5,635

Ending balance: individually evaluated for impairment	10	—	—	—	—	—	—	—	10
Ending balance: collectively evaluated for impairment	644	2,198	142	51	117	1,332	588	553	5,625
Total	$654	$2,198	$142	$51	$117	$1,332	$588	$553	$5,635

Loans:
Ending balance: individually evaluated for impairment	162	433	—	—	—	—	—	—	595
Ending balance: collectively evaluated for impairment	162,136	422,499	63,612	37,094	31,271	37,083	171,604	—	925,299
Total	$162,298	$422,932	$63,612	$37,094	$31,271	$37,083	$171,604	$—	$925,894

The asset classification of loans at September 30, 2017, and 2016, were as follows:

September 30, 2017	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Total
	(Dollars in Thousands)
Pass	$195,838	$574,730	$27,376	$163,004	$35,759	$18,394	$250,459	$1,265,560
Watch	525	10,200	2,006	—	—	4,541	—	17,272
Special Mention	247	201	2,939	—	—	—	—	3,387
Substandard	96	379	29,479	—	—	10,659	—	40,613
Doubtful	—	—	—	—	—	—	—	—
	$196,706	$585,510	$61,800	$163,004	$35,759	$33,594	$250,459	$1,326,832

September 30, 2016	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Total
	(Dollars in Thousands)
Pass	$161,255	$421,577	$34,421	$37,094	$30,574	$19,669	$171,604	$876,194
Watch	200	72	2,934	—	184	4,625	—	8,015
Special Mention	666	962	25,675	—	—	5,407	—	32,710
Substandard	177	321	582	—	513	7,382	—	8,975
Doubtful	—	—	—	—	—	—	—	—
	$162,298	$422,932	$63,612	$37,094	$31,271	$37,083	$171,604	$925,894

Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the Bank's regulator, the Office of the Comptroller of the Currency (the “OCC”), to be of lesser quality as “substandard,” “doubtful” or “loss.”  The loan classification and risk rating definitions are as follows:

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

Generally, when a loan becomes delinquent 90 days or more for retail bank loans or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is reversed against current income. Specialty finance loans and Payment segment loans are generally not placed on non-accrual status but written off when the collection of principal and interest become doubtful.

Past due loans at September 30, 2017 and 2016 were as follows:

September 30, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable
	(Dollars in Thousands)
1-4 Family Real Estate	$370	$79	$—	$449	$196,257	$—	$196,706
Commercial and Multi-Family Real Estate	—	—	—	—	584,825	685	585,510
Agricultural Real Estate	—	—	34,198	34,198	27,602	—	61,800
Consumer	2,512	558	1,406	4,476	158,528	—	163,004
Commercial Operating	—	—	—	—	35,759	—	35,759
Agricultural Operating	—	—	97	97	33,497	—	33,594
Premium Finance	1,509	2,442	1,205	5,156	245,303	—	250,459
Total	$4,391	$3,079	$36,906	$44,376	$1,281,771	$685	$1,326,832

September 30, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Non-Accrual Loans	Total Loans Receivable
	(Dollars in Thousands)
1-4 Family Real Estate	$—	$30	$—	$30	$162,185	$83	$162,298
Commercial and Multi-Family Real Estate	—	—	—	—	422,932	—	422,932
Agricultural Real Estate	—	—	—	—	63,612	—	63,612
Consumer	—	—	53	53	37,041	—	37,094
Commercial Operating	151	354	—	505	30,766	—	31,271
Agricultural Operating	—	—	—	—	37,083	—	37,083
Premium Finance	1,398	275	965	2,638	168,966	—	171,604
Total	$1,549	$659	$1,018	$3,226	$922,585	$83	$925,894

When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment.  Often this is associated with a delay or shortfall in payments 90 days or more for retail bank loans. Specialty finance loans and Payment segment loans are generally not impaired but written off when the collection of principal and interest become doubtful. As of September 30, 2017, there were no specialty finance loans greater than 210 days past due and the Payment segment had no loans past due.

Impaired loans at September 30, 2017 and 2016 were as follows:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
September 30, 2017	(Dollars in Thousands)
Loans without a specific valuation allowance
1-4 Family Real Estate	$72	$72	$—
Commercial and Multi-Family Real Estate	1,109	1,109	—
Total	$1,181	$1,181	$—
Loans with a specific valuation allowance
Total	$—	$—	$—

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
September 30, 2016	(Dollars in Thousands)
Loans without a specific valuation allowance
1-4 Family Real Estate	$84	$84	$—
Commercial and Multi-Family Real Estate	433	433	—
Total	$517	$517	$—
Loans with a specific valuation allowance
1-4 Family Real Estate	$78	$78	$10
Total	$78	$78	$10

Cash interest collected on impaired loans was not material during the years ended September 30, 2017 and 2016.

The following table provides the average recorded investment in impaired loans for the years ended September 30, 2017 and 2016.

	Year Ended September 30,
	2017	2016
	Average Recorded Investment	Average Recorded Investment
1-4 Family Real Estate	$176	$144
Commercial and Multi-Family Real Estate	883	1,117
Agricultural Real Estate	146	—
Commercial Operating	202	6
Agricultural Operating	268	2,919
Total	$1,675	$4,186

For fiscal 2017 and 2016, the Company’s TDRs (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates) are included in the table above.

No TDRs were recorded during fiscal 2017 or 2016.  Also, no TDRs which had been modified during the 12-month period prior to default had a payment default during fiscal 2017 or 2016.

In December 2016, MetaBank purchased, net of purchase discount, a $134.0 million seasoned, floating rate, private student loan portfolio. All loans are indexed to three-month LIBOR plus various margins. The portfolio is serviced by ReliaMax Lending Services, LLC and insured by ReliaMax Surety Company.

The majority of the Company’s retail bank originated loans are to Iowa- and South Dakota-based individuals and organizations. Excluding the purchased student loan balance of $123.7 million at September 30, 2017, the Company’s purchased loans portfolio totaled $10.7 million at September 30, 2017, which were secured by properties located in Iowa, North Dakota, and South Dakota.

The Company originates and purchases commercial real estate loans.  These loans are considered by management to be of somewhat greater risk of not being collected due to the dependency on income production.  The Company’s commercial real estate loans included $110.2 million of loans secured by hotel properties and $156.4 million of multi-family properties at September 30, 2017.  The Company’s commercial real estate loans included $65.4 million of loans secured by hotel properties and $112.6 million of multi-family properties at September 30, 2016.  The remainder of the commercial real estate portfolio is diversified by industry.  The Company’s policy for requiring collateral and guarantees varies with the creditworthiness of each borrower.

Non-accruing loans were $0.7 million and $0.1 million at September 30, 2017 and 2016, respectively.  There were $36.9 million and $1.0 million in accruing loans delinquent 90 days or more at September 30, 2017 and 2016, respectively.  For the year ended September 30, 2017, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $13,000, none of which was included in interest income.

NOTE 4.  LOAN SERVICING

Loans serviced for others are not reported as assets.  The unpaid principal balances of these loans at year-end were as follows:

September 30,	2017	2016	2015
	(Dollars in Thousands)
Mortgage loan portfolios serviced for Fannie Mae	$3,162	$3,980	$5,055
Other	18,649	15,452	17,156
	$21,811	$19,432	$22,211

NOTE 5.  EARNINGS PER COMMON SHARE

EPS is computed after deducting dividends. The Company has granted restricted share awards with dividend rights that are considered to be participating securities. Accordingly, a portion of the Company’s earnings is allocated to those participating securities in the EPS calculation. Basic earnings per share is computed by dividing income available to common stockholders after the allocation of dividends and undistributed earnings to the participating securities by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, and is computed after giving consideration to the weighted average dilutive effect of the Company’s stock options and after the allocation of earnings to the participating securities. Antidilutive options are disregarded in the EPS calculations.
A reconciliation of the net income and common stock share amounts used in the computation of basic and diluted EPS for the fiscal years ended September 30, 2017, 2016 and 2015 is presented below.

	2017	2016 (1)	2015
	(Dollars in Thousands, Except Share and Per Share Data)
Basic income per common share:
Net income attributable to Meta Financial Group, Inc.	$44,917	$33,220	$18,055
Weighted average common shares outstanding	9,247,092	8,443,956	6,730,086
Basic income per common share	$4.86	$3.93	$2.68

Diluted income per common share:
Net income attributable to Meta Financial Group, Inc.	$44,917	$33,220	$18,055
Weighted average common shares outstanding	9,247,092	8,443,956	6,730,086
Outstanding options - based upon the two-class method	55,652	53,390	61,499
Weighted average diluted common shares outstanding	9,302,744	8,497,346	6,791,585
Diluted income per common share	$4.83	$3.91	$2.66
(1) See Reclassification and Revision of Prior Period Balances under Note 1 Summary of Significant Accounting Policies for additional information describing adjustments made to the Company's EPS calculation. Basic EPS for the fiscal year ended September 30, 2016 of $3.95 was corrected to $3.93 and diluted EPS of $3.92 was corrected to $3.91.
All stock options were considered in computing diluted EPS for the years ended September 30, 2017 and September 30, 2016. Stock options totaling 28,891 were not considered in computing diluted earnings per common share for the year ended September 30, 2015 because they were anti-dilutive.

NOTE 6.  SECURITIES

Securities available for sale at September 30, 2017 and 2016 were as follows:

Available For Sale		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
At September 30, 2017	COST	GAINS	(LOSSES)	VALUE
	(Dollars in Thousands)
Debt securities
Small business administration securities	57,046	825	—	57,871
Non-bank qualified obligations of states and political subdivisions	938,883	14,983	(3,037)	950,829
Asset-backed securities	94,451	2,381	—	96,832
Mortgage-backed securities	588,918	1,259	(3,723)	586,454
Total debt securities	1,679,298	19,448	(6,760)	1,691,986
Common equities and mutual funds	1,009	436	—	1,445
Total available for sale securities	$1,680,307	$19,884	$(6,760)	$1,693,431

	AMORTIZED	GROSS UNREALIZED	GROSS UNREALIZED	FAIR
At September 30, 2016	COST	GAINS	(LOSSES)	VALUE
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$14,935	$—	$(1,957)	$12,978
Small business administration securities	78,431	2,288	—	80,719
Non-bank qualified obligations of states and political subdivisions	668,628	30,141	(97)	698,672
Asset-backed securities	117,487	73	(745)	116,815
Mortgage-backed securities	555,036	4,382	(478)	558,940
Total debt securities	1,434,517	36,884	(3,277)	1,468,124
Common equities and mutual funds	755	373	(3)	1,125
Total available for sale securities	$1,435,272	$37,257	$(3,280)	$1,469,249

Securities held to maturity at September 30, 2017 and 2016 were as follows:

Held to Maturity		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
At September 30, 2017	COST	GAINS	(LOSSES)	VALUE
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$19,247	$157	$(36)	$19,368
Non-bank qualified obligations of states and political subdivisions	430,593	4,744	(2,976)	432,361
Mortgage-backed securities	113,689	—	(1,233)	112,456
Total held to maturity securities	$563,529	$4,901	$(4,245)	$564,185

	AMORTIZED	GROSS UNREALIZED	GROSS UNREALIZED	FAIR
At September 30, 2016	COST	GAINS	(LOSSES)	VALUE
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$20,626	$355	$(44)	$20,937
Non-bank qualified obligations of states and political subdivisions	465,469	11,744	(11)	477,202
Mortgage-backed securities	133,758	708	(31)	134,435
Total held to maturity securities	$619,853	$12,807	$(86)	$632,574

Included in securities available for sale are trust preferred securities as follows:

At September 30, 2016
Issuer(1)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	S&P Credit Rating	Moody's Credit Rating
	(Dollars in Thousands)
Key Corp. Capital I	$4,987	$4,189	$(798)	BB+	Baa2
Huntington Capital Trust II SE	4,981	4,077	(904)	BB	Baa2
PNC Capital Trust	4,968	4,712	(256)	BBB-	Baa1
Total	$14,936	$12,978	$(1,958)
(1) Trust preferred securities are single-issuance.  There are no known deferrals, defaults or excess subordination.

The Company sold all of its trust preferred securities during the first quarter of fiscal year 2017.

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

Generally accepted accounting principles require that, at acquisition, an enterprise classify debt securities into one of three categories: available for sale, held to maturity or trading. AFS securities are carried at fair value on the consolidated statements of financial condition, and unrealized holding gains and losses are excluded from earnings and recognized as a separate component of equity in accumulated other comprehensive income.  HTM debt securities are measured at amortized cost. Both AFS and HTM are subject to review for other-than-temporary impairment. Meta Financial did not have any trading securities at September 30, 2017.

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at September 30, 2017, and 2016, were as follows:

Available For Sale	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2017	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Non-bank qualified obligations of states and political subdivisions	280,900	(2,887)	5,853	(150)	286,753	(3,037)
Mortgage-backed securities	237,897	(1,625)	100,287	(2,098)	338,184	(3,723)
Total debt securities	518,797	(4,512)	106,140	(2,248)	624,937	(6,760)
Total available for sale securities	$518,797	$(4,512)	$106,140	$(2,248)	$624,937	$(6,760)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2016	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Trust preferred and corporate securities	$—	$—	$12,978	$(1,957)	$12,978	$(1,957)
Non-bank qualified obligations of states and political subdivisions	8,481	(58)	2,688	(39)	11,169	(97)
Asset-backed securities	89,403	(745)	—	—	89,403	(745)
Mortgage-backed securities	54,065	(230)	36,979	(248)	91,044	(478)
Total debt securities	151,949	(1,033)	52,645	(2,244)	204,594	(3,277)
Common equities and mutual funds	—	—	125	(3)	125	(3)
Total available for sale securities	$151,949	$(1,033)	$52,770	$(2,247)	$204,719	$(3,280)

Held To Maturity	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2017	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$1,364	$(6)	$4,089	$(30)	$5,453	$(36)
Non-bank qualified obligations of states and political subdivisions	202,018	(2,783)	6,206	(193)	208,224	(2,976)
Mortgage-backed securities	112,456	(1,233)	—	—	112,456	(1,233)
Total held to maturity securities	$315,838	$(4,022)	$10,295	$(223)	$326,133	$(4,245)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2016	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$2,909	$(13)	$2,256	$(31)	$5,165	$(44)
Non-bank qualified obligations of states and political subdivisions	1,294	(11)	—	—	1,294	(11)
Mortgage-backed securities	20,061	(31)	—	—	20,061	(31)
Total held to maturity securities	$24,264	$(55)	$2,256	$(31)	$26,520	$(86)

As of September 30, 2017 and 2016, the investment portfolio included securities with current unrealized losses which have existed for longer than one year.  All of these securities are considered to be acceptable credit risks.  Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, and the Company does not intend to sell these securities (has not made a decision to sell) and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may occur at maturity, no other-than-temporary impairment was recorded at September 30, 2017 or 2016.

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

Available For Sale	AMORTIZED COST	FAIR VALUE
At September 30, 2017	(Dollars in Thousands)

Due in one year or less	$—	$—
Due after one year through five years	36,586	37,674
Due after five years through ten years	347,831	358,198
Due after ten years	705,963	709,660
	1,090,380	1,105,532
Mortgage-backed securities	588,918	586,454
Common equities and mutual funds	1,009	1,445
Total available for sale securities	$1,680,307	$1,693,431

	AMORTIZED COST	FAIR VALUE
At September 30, 2016	(Dollars in Thousands)

Due in one year or less	$—	$—
Due after one year through five years	17,370	17,897
Due after five years through ten years	426,034	446,771
Due after ten years	436,077	444,516
	879,481	909,184
Mortgage-backed securities	555,036	558,940
Common equities and mutual funds	755	1,125
Total available for sale securities	$1,435,272	$1,469,249

Held To Maturity	AMORTIZED COST	FAIR VALUE
At September 30, 2017	(Dollars in Thousands)

Due in one year or less	$1,483	$1,480
Due after one year through five years	17,926	18,160
Due after five years through ten years	144,996	147,832
Due after ten years	285,435	284,257
	449,840	451,729
Mortgage-backed securities	113,689	112,456
Total held to maturity securities	$563,529	$564,185

	AMORTIZED COST	FAIR VALUE
At September 30, 2016	(Dollars in Thousands)

Due in one year or less	$472	$471
Due after one year through five years	12,502	12,696
Due after five years through ten years	157,944	163,806
Due after ten years	315,177	321,166
	486,095	498,139
Mortgage-backed securities	133,758	134,435
Total held to maturity securities	$619,853	$632,574

Activities related to the sale of securities are summarized below.

	2017	2016	2015
September 30,	(Dollars in Thousands)
Available For Sale
Proceeds from sales	$457,306	$285,508	$566,371
Gross gains on sales	4,091	1,459	2,753
Gross losses on sales	4,628	1,785	4,387
Net (loss) on available for sale securities	(537)	(326)	(1,634)

Held To Maturity
Net carrying amount of securities sold	$5,826	$—	$—
Gross realized gain on sales	92	—	—
Gross realized losses on sales	48	—	—
Net gain on held to maturity securities	44	—	—

The Company's decision to sell securities held to maturity in the fourth quarter of fiscal 2017 was due to credit deteriorations of the securities based on the Company's internal credit analysis as well as respective downgrades from credit agencies.

NOTE 7.  PREMISES, FURNITURE AND EQUIPMENT, NET

Year-end premises and equipment were as follows:

September 30,	2017	2016
	(Dollars in Thousands)

Land	$1,578	$1,578
Buildings	10,642	10,482
Furniture, fixtures, and equipment	46,934	41,756
Capitalized leases	2,259	2,259
	61,413	56,075
Less: accumulated depreciation and amortization	(42,093)	(37,449)
Net book value	$19,320	$18,626

Depreciation expense of premises, furniture and equipment included in occupancy and equipment expense was approximately $5.5 million, $5.4 million and $4.6 million for the years ended September 30, 2017, 2016 and 2015, respectively. Amortization expense on capitalized leases for the years ended September 30, 2017, 2016 and 2015, was $0.1 million, $0.2 million and $0.2 million, respectively, and is included in occupancy and equipment expense. Substantially all of the Company's capitalized leases at September 30, 2017 were building leases.

NOTE 8.  TIME CERTIFICATES OF DEPOSITS

Time certificates of deposits in denominations of $250,000 or more were approximately $85.2 million and $44.5 million at September 30, 2017, and 2016, respectively.

At September 30, 2017, the scheduled maturities of time certificates of deposits were as follows for the years ending:

As of September 30,
(Dollars in Thousands)

2018	$560,825
2019	10,943
2020	5,158
2021	2,412
2022	2,227
Thereafter	—
Total Certificates (1)	$581,565
(1) As of September 30, 2017, total certificates of deposits included $457.9 million of brokered certificates of deposits, which are recored in Wholesale deposits on the consolidated statements of financial condition.

Under the Dodd-Frank Act, IRA and non-IRA deposit accounts are permanently insured up to $250,000 by the DIF under management of the FDIC.

NOTE 9.  SHORT TERM DEBT AND LONG TERM DEBT

Short Term Debt

September 30,	2017	2016

Overnight federal funds purchased	$987,000	$992,000
Short-term FHLB advances	415,000	100,000
Short-term capital lease	62	79
Repurchase agreements	2,472	3,039
Total	1,404,534	1,095,118

The Company had $987.0 million of overnight federal funds purchased from the FHLB as of September 30, 2017. The Company had $992.0 million in overnight federal funds purchased from the FHLB at September 30, 2016. At September 30, 2017, the Company’s short-term advances from the FHLB totaled $415.0 million and carried a net weighted average rate of 1.27%. The Company had $100.0 million in short-term advances from the FHLB at September 30, 2016.

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

At fiscal year-end 2017 and 2016, the Bank pledged securities with fair values of approximately $1.07 billion and $824.5 million, respectively, against specific FHLB advances.  In addition, qualifying mortgage loans of approximately $628.0 million, and $501.0 million were pledged as collateral at September 30, 2017, and 2016, respectively.

As of September 30, 2017, the Company had three capital leases, two equipment leases and one property lease.  At September 30, 2017, the portion of the liability expected to be expensed and amortized over the next 12 months is approximately $79,507.

Securities sold under agreements to repurchase totaled approximately $2.5 million and $3.0 million at September 30, 2017, and 2016, respectively.

An analysis of securities sold under agreements to repurchase at September 30, 2017 and 2016 follows:

September 30,	2017	2016
	(Dollars in Thousands)

Highest month-end balance	$3,782	$3,468
Average balance	2,225	2,179
Weighted average interest rate for the year	0.98%	0.60%
Weighted average interest rate at year end	1.59%	0.61%

The Company pledged securities with fair values of approximately $9.3 million at September 30, 2017, as collateral for securities sold under agreements to repurchase.  There were $9.2 million of securities pledged as collateral for securities sold under agreements to repurchase at September 30, 2016.

Long Term Debt

September 30,	2017	2016
(Dollars in Thousands)
Long-term FHLB advances	$—	$7,000
Trust preferred securities	10,310	10,310
Subordinated debentures (net of issuance costs)	73,347	73,211
Long-term capital lease	1,876	1,939
Total	85,533	92,460

At September 30, 2017, the Company had no long-term advances from the FHLB. The Company had $7.0 million in long-term advances from the FHLB at September 30, 2016 which carried a weighted average rate of 6.98%. The $7.0 million of long-term advances were paid off by the Company during the fourth quarter of 2017.

At September 30, 2017, the scheduled maturities of the Company's long-term debt were as follows for the years ending:

September 30,
(Dollars in Thousands)	Trust preferred securities	Subordinated debentures	Long-term capital lease	Total
2018	$—	$—	$—	$—
2019	—	—	65	65
2020	—	—	72	72
2021	—	—	77	77
2022	—	—	82	82
Thereafter	10,310	73,347	1,580	85,237
Total long-term debt	$10,310	$73,347	$1,876	$85,533

Trust preferred securities are due to First Midwest Financial Capital Trust I, a 100%-owned nonconsolidated subsidiary of the Company.  The securities were issued in 2001 in conjunction with the Trust’s issuance of 10,000 shares of Trust Preferred Securities.  The securities bear the same interest rate and terms as the trust preferred securities.  The securities are included on the consolidated statements of financial condition as liabilities.

The Company issued all of the 10,310 authorized shares of trust preferred securities of First Midwest Financial Capital Trust I holding solely securities.  Distributions are paid semi-annually.  Cumulative cash distributions are calculated at a variable rate of London Interbank Offered Rate (“LIBOR”) plus 3.75% (5.22% at September 30, 2017, and 4.99% at September 30, 2016), not to exceed 12.5%.  The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond July 25, 2031.  At the end of any deferral period, all accumulated and unpaid distributions are required to be paid.  The capital securities are required to be redeemed on July 25, 2031; however, the Company has a semi-annual option to shorten the maturity date.  The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption.

Holders of the capital securities have no voting rights, are unsecured and rank junior in priority of payment to all of the Company’s indebtedness and senior to the Company’s common stock.

Although the securities issued by the Trust are not included as a component of stockholders’ equity, the securities are treated as capital for regulatory purposes, subject to certain limitations.

The Company completed the public offering of $75.0 million of 5.75% fixed-to-floating rate subordinated debentures during fiscal year 2016. These notes are due August 15, 2026. The subordinated debentures were sold at par, resulting in net proceeds of approximately $73.9 million. At September 30, 2017, the Company had $73.3 million in subordinated debentures, net of issuance costs of $1.7 million. Accumulated interest expense on the subordinated debentures was $4.3 million as of September 30, 2017.

As of September 30, 2017, the Company had three capital leases, two equipment leases and one property lease.  At September 30, 2017, the portion of the liability expected to be expensed and amortized beyond 12 months is $1.9 million.  The majority of the $1.9 million is related to the Urbandale, Iowa retail branch location.

NOTE 10.  EMPLOYEE STOCK OWNERSHIP AND PROFIT SHARING PLANS

The Company maintains an Employee Stock Ownership Plan (“ESOP”) for eligible employees who have 1000 hours of employment with the Bank, have worked at least one year at the Bank and who have attained age 21.  ESOP expense of $1,668,000, $1,150,000 and $994,000 was recorded for the years ended September 30, 2017, 2016 and 2015, respectively.  Contributions of $1,606,102, $1,174,682 and $992,038 were made to the ESOP during the years ended September 30, 2017, 2016 and 2015, respectively.

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

For the years ended September 30, 2017, 2016 and 2015, 20,486 shares, 19,381 shares and 23,750 shares, from the suspense account, with a fair value of $78.40, $60.61 and $41.77 per share, respectively, were released. For the years ended September 30, 2017, 2016 and 2015, allocated shares and total ESOP shares reflect 14,126 shares, 15,502 shares and 10,294 shares, respectively, withdrawn from the ESOP by participants who were no longer with the Company or by participants diversifying their holdings.  At September 30, 2017, 2016 and 2015, there were 1,479, 2,710 and 2,974 shares purchased, respectively, for dividend reinvestment.

Year-end ESOP shares are as follows:

At September 30,	2017	2016	2015
	(Dollars in Thousands)

Allocated shares	256,219	262,872	256,283
Unearned shares	—	—	—
Total ESOP shares	256,219	262,872	256,283
Fair value of unearned shares	$—	$—	$—

The Company also has a profit sharing plan covering substantially all full-time employees.  Contribution expense to the profit sharing plan, included in compensation and benefits, for the years ended September 30, 2017, 2016 and 2015 was $1.61 million, $1.26 million and $1.10 million, respectively.

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

The following table shows the effect to income, net of tax benefits, of share-based expense recorded in the years ended September 30, 2017, 2017 and 2016.

Year Ended September 30,	2017	2016	2015
	(Dollars in Thousands)
Total employee stock-based compensation expense recognized in income, net of tax effects of $3,907, $192, and $66, respectively	$6,486	$559	$334

As of September 30, 2017, stock-based compensation expense not yet recognized in income totaled $16.9 million, which is expected to be recognized over a weighted-average remaining period of 4.08 years.

At grant date, the fair value of options awarded to recipients is estimated using a Black-Scholes valuation model.  The exercise price of stock options equals the fair market value of the underlying stock at the date of grant.  Options are issued for 10-year periods with 100% vesting generally occurring either at grant date or over a four-year period.  No options were granted during the years ended September 30, 2017, 2016 or 2015.  The intrinsic value of options exercised during the years ended September 30, 2017, 2016 and 2015 were $1.8 million, $1.5 million and $0.9 million, respectively.

Shares have previously been granted each year to executives and senior leadership members under the applicable Company incentive plan. These shares vest at various times ranging from immediately to four years based on circumstances at time of grant. The fair value is determined based on the fair market value of the Company’s stock on the grant date.  Director shares are issued to the Company’s directors, and these shares vest immediately.  The total fair value of director’s shares granted during the years ended September 30, 2017, 2016 and 2015 was $0.5 million, $0.2 million and $0.1 million, respectively.

In addition to the Company’s 2002 Omnibus Incentive Plan, the Company also maintains the 1995 Stock Option and Incentive Plan.  No new options were, or could have been, awarded under the 1995 plan during the year ended September 30, 2017; however, previously awarded options were exercised under this plan during the year ended September 30, 2017.

In addition, during the first and second quarters of fiscal 2017, shares were granted to certain named executive officers (“NEOs”) of the Company in connection with their signing of employment agreements with the Company. These stock awards vest in equal installments over eight years.

The following tables show the activity of options and share awards (including shares of restricted stock subject to vesting and fully-vested restricted stock) granted, exercised or forfeited under all of the Company’s option and incentive plans during the years ended September 30, 2017 and 2016.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2016	125,560	$25.73	2.68	$4,379
Granted	—	—	—	—
Exercised	(29,386)	33.38	—	1,790
Forfeited or expired	(20,417)	26.25	—	1,464
Options outstanding, September 30, 2017	75,757	$22.62	2.28	$4,225

Options exercisable end of year	75,757	$22.62	2.28	$4,225

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Share and Per Share Data)

Options outstanding, September 30, 2015	189,088	$25.74	3.16	$3,027
Granted	—	—	—	—
Exercised	(63,528)	25.77	—	1,510
Forfeited or expired	—	—	—	—
Options outstanding, September 30, 2016	125,560	$25.73	2.68	$4,379

Options exercisable end of year	125,560	$25.73	2.68	$4,379

	Number of Shares	Weighted Average Fair Value At Grant
	(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2016	20,656	$41.37
Granted	316,604	87.49
Vested	(29,135)	64.22
Forfeited or expired	(3,599)	56.39
Nonvested shares outstanding, September 30, 2017	304,526	$86.96

	Number of Shares	Weighted Average Fair Value At Grant
	(Dollars in Thousands, Except Share and Per Share Data)

Nonvested shares outstanding, September 30, 2015	44,002	$40.80
Granted	8,154	42.49
Vested	(33,666)	40.93
Forfeited or expired	2,166	46.98
Nonvested shares outstanding, September 30, 2016	20,656	$41.37

NOTE 12.  INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return on a fiscal year basis. The provision for income taxes for the years presented below consisted of the following:

Years ended September 30,	2017	2016	2015
	(Dollars in Thousands)
Federal:
Current	$12,153	$4,410	$4,217
Deferred	(5,040)	(440)	(3,896)
	7,113	3,970	321

State:
Current	4,366	1,422	1,048
Deferred	(1,246)	210	(1)
	3,120	1,632	1,047

Income tax expense	$10,233	$5,602	$1,368

Total income tax expense differs from the statutory federal income tax rate as follows:

Years ended September 30,	2017	2016	2015
	(Dollars in Thousands)

Income tax expense at federal tax rate	$19,303	$13,588	$6,798
Increase (decrease) resulting from:
State income taxes net of federal benefit	2,014	933	692
Nontaxable buildup in cash surrender value	(776)	(580)	(711)
Stock based compensation	(593)	(66)	(37)
Tax exempt income	(9,991)	(8,257)	(5,230)
Nondeductible expenses	316	196	188
Other, net	(40)	(212)	(332)
Total income tax expense	$10,233	$5,602	$1,368

The components of the net deferred tax asset (liability) at September 30, 2017 and 2016 were:

September 30,	2017	2016
	(Dollars in Thousands)
Deferred tax assets:
Bad debts	$2,832	$2,044
Deferred compensation	1,548	1,345
Stock based compensation	3,436	265
Operational reserve	645	540
AMT Credit	1,869	5,563
Intangibles	5,235	393
Indirect tax benefits of unrecognized tax positions	266	216
Other assets	1,933	1,362
	17,764	11,728

Deferred tax liabilities:
FHLB stock dividend	(425)	(411)
Premises and equipment	(1,789)	(1,913)
Patents	(842)	(988)
Prepaid expenses	(673)	(668)
Net unrealized gains on securities available for sale	(4,934)	(12,348)
	(8,663)	(16,328)

Net deferred tax assets (liabilities)	$9,101	$(4,600)

As of September 30, 2017 and 2016, the Company had a gross deferred tax asset of $1.3 million and $0.9 million, respectively, for separate company state cumulative net operating loss carryforwards, which was fully reserved for as the Company does not anticipate any state taxable income at the holding company level in future periods.

In general, management believes that the realization of its deferred tax assets is more likely than not based on the expectations as to future taxable income; therefore, there was no deferred tax valuation allowance at September 30, 2017, or 2016 with the exception of the state cumulative net operating loss carryforwards discussed above.

Federal income tax laws provided savings banks with additional bad debt deductions through September 30, 1987, totaling $6.7 million for the Bank.  Accounting standards do not require a deferred tax liability to be recorded on this amount, which liability otherwise would total approximately $2.3 million at September 30, 2017 and 2016.  If the Bank were to be liquidated or otherwise cease to be a bank, or if tax laws were to change, the $2.3 million would be recorded as expense.

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

The tax years ended September 30, 2014 and later remain subject to examination by the Internal Revenue Service.  For state purposes, the tax years ended September 30, 2014 and later remain open for examination, with few exceptions.

A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits for the years ended September 30, 2017, and 2016 follows:

September 30,	2017	2016
	(Dollars in Thousands)
Balance at beginning of year	$525	$974
Additions for tax positions related to the current year	192	63
Additions for tax positions related to the prior years	31	—
Reductions for tax positions due to settlement with taxing authorities	—	(372)
Reductions for tax positions related to prior years	(103)	(140)
Balance at end of year	$645	$525

The total amount of unrecognized tax benefits that, if recognized, would impact the effective rate was $460,000 as of September 30, 2017.  The Company recognizes interest related to unrecognized tax benefits as a component of income tax expense.  The amount of accrued interest related to unrecognized tax benefits was $114,000 as of September 30, 2017.  The Company does not anticipate any significant change in the total amount of unrecognized tax benefits within the next 12 months.

NOTE 13.  CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

In July 2013, the Company’s primary federal regulator, the Federal Reserve and the Bank’s primary federal regulator, the OCC, approved final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards.  The Basel III Capital Rules substantially revised the risk-based capital requirements applicable to financial institution holding companies and their depository institution subsidiaries, including us and the Bank, as compared to U.S. general risk-based capital rules. The Basel III Capital Rules revised the definitions and the components of regulatory capital, as well as addressed other issues affecting the numerator in banking institutions’ regulatory capital ratios.  The Basel III Capital Rules also addressed asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replaced the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. In addition, the Basel III Capital Rules implemented certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies’ rules. The Basel III Capital Rules became effective for us and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions.

Pursuant to the Basel III Capital Rules, the Company and Bank, respectively, are subject to new regulatory capital adequacy requirements promulgated by the Federal Reserve and the OCC. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by our regulators that could have a material adverse effect on our consolidated financial statements. Prior to January 1, 2015, our Bank was subject to capital requirements under Basel I and there were no capital requirements for our Company. Under the capital requirements and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined).  At September 30, 2017, both the Bank and the Company exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements.  The Company and the Bank took the accumulated other comprehensive income (“AOCI”) opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.  The table below includes certain non-GAAP financial measures that are used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies.  Management reviews these measures along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation to total equity.

	Company	Bank	Minimum Requirement For Capital Adequacy Purposes	Minimum Requirement To Be Well Capitalized Under Prompt Corrective Action Provisions

September 30, 2017

Tier 1 leverage ratio	7.64%	9.64%	4.00%	5.00%
Common equity Tier 1 capital ratio	13.97	18.22	4.50	6.50
Tier 1 capital ratio	14.46	18.22	6.00	8.00
Total qualifying capital ratio	18.41	18.59	8.00	10.00

September 30, 2016

Tier 1 leverage ratio	8.35%	10.35%	4.00%	5.00%
Common equity Tier 1 capital ratio	17.28	21.95	4.50	6.50
Tier 1 capital ratio	17.82	21.95	6.00	8.00
Total qualifying capital ratio	23.17	22.35	8.00	10.00

The following table provides a reconciliation of the amounts included in the table above for the Company.

Standardized Approach (1) September 30, 2017
(Dollars in Thousands)

Total equity	$434,496
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	95,332
LESS: Certain other intangible assets	41,743
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	1,495
LESS: Net unrealized gains (losses) on available-for-sale securities	9,166
Common Equity Tier 1 (1)	286,760
Long-term debt and other instruments qualifying as Tier 1	10,310
LESS: Additional tier 1 capital deductions	374
Total Tier 1 capital	296,696
Allowance for loan losses	7,718
Subordinated debentures (net of issuance costs)	73,347
Total qualifying capital	377,761

(1) The Basel III Capital Rules revised the definition of capital, increased minimum capital ratios, and introduced a minimum CET1 ratio.  Those changes became effective for the Company on January 1, 2015, and are being fully phased in through the end of 2021.  The capital ratios were determined using the Basel III Capital Rules that became effective on January 1, 2015.

Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of Common Equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. On January 1, 2016, the Company and Bank were expected to comply with the capital conservation buffer requirement, which increased the three risk-based capital ratios by 0.625% each year through 2019, at which point the Common Equity Tier 1 risk-based, Tier 1 risk-based and total risk-based capital ratios will be 7.0%, 8.5% and 10.5%, respectively.

NOTE 14.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements.

At September 30, 2017 and 2016, unfunded loan commitments approximated $233.2 million and $182.9 million, respectively, excluding undisbursed portions of loans in process. Commitments, which are disbursed subject to certain limitations, extend over various periods of time.  Generally, unused commitments are cancelled upon expiration of the commitment term as outlined in each individual contract.

The Company had no commitments to purchase or sell securities at September 30, 2017 or September 30, 2016.

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

Securities with fair values of approximately $5.7 million and $5.8 million at September 30, 2017 and 2016, respectively, were pledged as collateral for public funds on deposit.  Securities with fair values of approximately $3.8 million and $3.4 million at September 30, 2017, and 2016, respectively, were pledged as collateral for individual, trust and estate deposits.

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

The Bank was served on October 14, 2016, with a lawsuit captioned Card Limited, LLC v. MetaBank dba Meta Payment Systems, Civil No. 2:16-cv-00980 in the United States District Court for the District of Utah. This action was initiated by former prepaid program manager of the Bank, which was terminated by the Bank in fiscal year 2016. Card Limited alleges that after all of the programs have been wound down, there are two accounts with a positive balance to which they are entitled. The Bank’s position is that Card Limited is not entitled to the funds contained in said accounts. The total amount to which Card Limited claims it is entitled is $4,001,025. The Bank intends to vigorously defend this claim. An estimate of a range of reasonably possible loss cannot be made at this stage of the litigation because discovery is still being conducted.

Other than the matters set forth above and litigation routine to the Company's or its subsidiaries' respective businesses, there are no other new material pending legal proceedings or updates to which the Company or its subsidiaries is a party.

NOTE 15.  LEASE COMMITMENTS

The Company has leased property under various non-cancelable operating lease agreements which expire at various times through 2036, and require annual rentals ranging from $12,000 to $789,000 plus the payment of the property taxes, normal maintenance, and insurance on certain properties. The Company also entered into capital lease agreements during the fiscal year ended September 30, 2015, for building and equipment expiring at various times through fiscal year 2035. Amortization expense for these capital leases was $0.1 million for the fiscal year ended September 30, 2017, and included in interest expense.

In November 2014, the Company entered into a sale-leaseback transaction for one of its retail bank locations in the Des Moines area.  This lease meets the requirements of a capital lease and has been reflected as such in the financial statements.  The original term of the lease is 20 years and does not contain any penalties for failure to renew after the initial 20 year term where guarantees or loans from the lessee to the lessor are expected to be outstanding. The Company has the option to extend the lease for four additional five year terms at the conclusion of the original lease term.

The following table shows the total minimum rental commitment for our operating and capital leases for each of the years presented below as of September 30, 2017.

	Year Ended September 30,
	(Dollars in Thousands)
	Operating Leases	Capital Leases
2018	$2,486	$179
2019	2,287	179
2020	2,289	182
2021	2,143	182
2022	1,882	182
Thereafter	17,922	2,240
Total Leases Commitments	$29,009	$3,144

Amounts representing interest		$1,206
Present value of net minimum lease payments		1,938

NOTE 16.  SEGMENT REPORTING

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met.

The Company reports its results of operations through the following three business segments: Payments, Banking, and Corporate Services/Other. Certain shared services, including the investment portfolio, wholesale deposits and borrowings, are included in Corporate Services/Other. Specialty Lending and Retail Bank are reported in the Banking segment. MPS, Refund Advantage, EPS, SCS, and other tax businesses are reported in the Payments segment.

The Company reclassified goodwill, intangibles, and related amortization expenses during fiscal year 2017 from the Corporate Services / Other segment to Payments and Banking based on how annual impairment testing is performed. Prior period amounts have also been reclassified to conform to the current year presentation.

	Payments	Banking	Corporate Services/Other	Total
Year Ended September 30, 2017
Interest income	$13,845	$52,231	$42,027	$108,103
Interest expense	503	2,723	11,647	14,873
Net interest income	13,342	49,508	30,380	93,230
Provision for loan losses	7,613	2,976	—	10,589
Non-interest income	165,707	4,685	1,780	172,172
Non-interest expense	132,984	24,520	42,159	199,663
Income (loss) before income tax expense (benefit)	38,452	26,697	(9,999)	55,150

Total assets	185,521	1,343,968	3,698,843	5,228,332
Total goodwill	87,145	11,578	—	98,723
Total deposits	2,436,893	229,969	556,562	3,223,424

	Payments	Banking	Corporate Services/Other	Total
Year Ended September 30, 2016
Interest income	$9,711	$38,321	$33,364	$81,396
Interest expense	181	1,331	2,579	4,091
Net interest income	9,530	36,990	30,785	77,305
Provision for loan losses	971	3,634	—	4,605
Non-interest income	95,261	4,280	1,229	100,770
Non-interest expense	77,411	23,001	34,236	134,648
Income (loss) before income tax expense (benefit)	26,409	14,635	(2,222)	38,822

Total assets	87,311	946,420	2,972,688	4,006,419
Total goodwill	25,350	11,578	—	36,928
Total deposits	2,131,042	299,030	10	2,430,082

	Payments	Banking	Corporate Services/Other	Total
Year Ended September 30, 2015
Interest income	$7,261	$31,394	$22,952	$61,607
Interest expense	169	1,377	841	2,387
Net interest income	7,092	30,017	22,111	59,220
Provision for loan losses	—	689	776	1,465
Non-interest income	54,417	3,358	399	58,174
Non-interest expense	47,731	19,028	29,747	96,506
Income (loss) before income tax expense (benefit)	13,778	13,658	(8,013)	19,423

Total assets	93,336	724,834	1,711,535	2,529,705
Total goodwill	25,350	11,578	—	36,928
Total deposits	1,424,304	233,235	(5)	1,657,534

NOTE 17.  PARENT COMPANY FINANCIAL STATEMENTS

Presented below are condensed financial statements for the parent company, Meta Financial, at the dates and for the years presented below.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30,	2017	2016
	(Dollars in Thousands)
ASSETS
Cash and cash equivalents	$14,569	$15,716
Investment in subsidiaries	521,021	403,574
Other assets	406	413
Total assets	$535,996	$419,703

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Long term debt	$83,657	$83,521
Other liabilities	17,843	1,207
Total liabilities	$101,500	$84,728

STOCKHOLDERS' EQUITY
Common stock	$96	$85
Additional paid-in capital	258,336	184,780
Retained earnings	167,164	127,190
Accumulated other comprehensive income	9,166	22,920
Treasury stock, at cost	(266)	—
Total stockholders' equity	$434,496	$334,975
Total liabilities and stockholders' equity	$535,996	$419,703

CONDENSED STATEMENTS OF OPERATIONS

Years Ended September 30,	2017	2016	2015
	(Dollars in Thousands)
Interest expense	$4,959	$1,022	$418
Other expense	440	382	269
Total expense	5,399	1,404	687

Gain (loss) before income taxes and equity in undistributed net income of subsidiaries	(5,399)	(1,404)	(687)

Income tax (benefit)	(1,935)	(519)	(324)

Gain (loss) before equity in undistributed net income of subsidiaries	(3,464)	(885)	(363)

Equity in undistributed net income of subsidiaries	48,381	34,105	18,418

Net income	$44,917	$33,220	$18,055

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended September 30,	2017	2016	2015
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$44,917	$33,220	$18,055
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, amortization and accretion, net	136	(22)	—
Equity in undistributed net income of subsidiaries	(48,381)	(34,105)	(18,418)
Stock compensation	10,401	427	253
Change in other assets	7	(5)	(15)
Change in other liabilities	16,636	541	378
Net cash provided by (used in) operating activities	23,716	56	253

CASH FLOWS FROM INVESTING ACTIVITES
Capital contributions to subsidiaries	(82,820)	(81,000)	(67,600)
Net cash used in investing activities	(82,820)	(81,000)	(67,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(4,839)	(4,389)	(3,493)
Purchase of shares by ESOP	1,174	—	—
Proceeds from contingent consideration - equity	24,142	—	—
Proceeds from exercise of stock options & issuance of common stock	650	13,536	75,681
Issuance of common shares due to acquisition	37,296	—	—
Issuance of restricted stock	4	—	—
Proceeds from long term debt	—	75,000	—
Payment of debt issuance costs	—	(1,767)	—
Shares repurchased for tax withholdings on stock compensation	(470)	—	—
Other, net	—	—	—
Net cash provided by financing activities	57,957	82,380	72,188

Net change in cash and cash equivalents	$(1,147)	$1,436	$4,841

CASH AND CASH EQUIVALENTS
Beginning of year	$15,716	$14,280	$9,439
End of year	$14,569	$15,716	$14,280

The extent to which the Company may pay cash dividends to stockholders will depend on the cash currently available at the Company, as well as the ability of the Bank to pay dividends to the Company.  For further discussion, see Note 13 herein.

NOTE 18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	QUARTER ENDED
	December 31	March 31	June 30	September 30
	(Dollars in Thousands)
Fiscal Year 2017
Interest income	$22,575	$27,718	$28,861	$28,949
Interest expense	2,742	3,752	3,918	4,461
Net interest income	19,833	23,966	24,943	24,488
Provision (recovery) for loan losses	843	8,649	1,240	(144)
Net Income	1,244	32,142	9,787	1,744
Earnings per common and common equivalent share
Basic	$0.14	$3.44	$1.05	$0.19
Diluted	0.14	3.42	1.04	0.19
Dividend declared per share	0.13	0.13	0.13	0.13

Fiscal Year 2016
Interest income	$18,275	$20,629	$20,763	$21,729
Interest expense	720	691	844	1,836
Net interest income	17,555	19,938	19,919	19,893
Provision for loan losses	786	1,173	2,098	548
Net Income	4,058	14,283	8,873	6,006
Earnings per common and common equivalent share
Basic	$0.49	$1.68	$1.04	$0.70
Diluted	0.49	1.67	1.04	0.70
Dividend declared per share	0.13	0.13	0.13	0.13

Fiscal Year 2015
Interest income	$14,232	$15,758	$15,254	$16,363
Interest expense	661	473	593	660
Net interest income	13,571	15,285	14,661	15,703
Provision for loan losses	48	593	700	124
Net Income	3,595	5,181	4,640	4,639
Earnings per common and common equivalent share
Basic	$0.58	$0.79	$0.67	$0.64
Diluted	0.58	0.78	0.66	0.63
Dividend declared per share	0.13	0.13	0.13	0.13

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

There were no transfers between levels of the fair value hierarchy for the years ended September 30, 2017 or 2016.

Securities Available for Sale and Held to Maturity.  Securities available for sale are recorded at fair value on a recurring basis and securities held to maturity are carried at amortized cost.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  For both Level 1 and Level 2 securities, management uses various methods and techniques to corroborate prices obtained from the pricing service, including but not limited to reference to dealer or other market quotes, and by reviewing valuations of comparable instruments.  The Company’s Level 1 securities include equity securities and mutual funds.  The Company’s Level 2 securities include U.S. Government agency and instrumentality securities, U.S. Government agency and instrumentality mortgage-backed securities, municipal bonds, corporate debt securities and trust preferred securities.  The Company had no Level 3 securities at September 30, 2017, or 2016.

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

The following table summarizes the fair values of securities available for sale and held to maturity at September 30, 2017 and 2016.  Securities available for sale are measured at fair value on a recurring basis, while securities held to maturity are carried at amortized cost in the consolidated statements of financial condition.

	Fair Value At September 30, 2017
	Available For Sale				Held to Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Small business administration securities	57,871	—	57,871	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	19,368	—	19,368	—
Non-bank qualified obligations of states and political subdivisions	950,829	—	950,829	—	432,361	—	432,361	—
Asset-backed securities	96,832	—	96,832	—	—	—	—	—
Mortgage-backed securities	586,454	—	586,454	—	112,456	—	112,456	—
Total debt securities	1,691,986	—	1,691,986	—	564,185	—	564,185	—
Common equities and mutual funds	1,445	1,445	—	—	—	—	—	—
Total securities	$1,693,431	$1,445	$1,691,986	$—	$564,185	$—	$564,185	$—

	Fair Value At September 30, 2016
	Available For Sale				Held to Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Trust preferred and corporate securities	$12,978	$—	$12,978	$—	$—	$—	$—	$—
Small business administration securities	80,719	—	80,719	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	20,937	—	20,937	—
Non-bank qualified obligations of states and political subdivisions	698,672	—	698,672	—	477,202	—	477,202	—
Asset-backed securities	116,815	—	116,815	—	—	—	—	—
Mortgage-backed securities	558,940	—	558,940	—	134,435	—	134,435	—
Total debt securities	1,468,124	—	1,468,124	—	632,574	—	632,574	—
Common equities and mutual funds	1,125	1,125	—	—	—	—	—	—
Total securities	$1,469,249	$1,125	$1,468,124	$—	$632,574	$—	$632,574	$—

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

The following table summarizes the assets of the Company that are measured at fair value in the consolidated statements of financial condition on a non-recurring basis as of September 30, 2017 and 2016.

	Fair Value at September 30, 2017
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
Foreclosed Assets, net	292	—	—	292
Total	$292	$—	$—	$292

	Fair Value At September 30, 2016
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
1-4 family real estate	$68	$—	$—	$68
Total	68	—	—	68
Foreclosed Assets, net	76	—	—	76
Total	$144	$—	$—	$144

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at September 30, 2017	Fair Value at September 30, 2016	Valuation Technique	Unobservable Input
Impaired Loans, net	$—	$68	Market approach	Appraised values (1)
Foreclosed Assets, net	292	76	Market approach	Appraised values (1)

(1)	The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimated selling costs in a range of 4% to 10%.

The following tables disclose the Company’s estimated fair value amounts of its financial instruments at the dates provided.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of September 30, 2017 and 2016, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at September 30, 2017 and 2016.

	September 30, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$1,267,586	$1,267,586	$1,267,586	$—	$—

Securities available for sale	1,693,431	1,693,431	1,445	1,691,986	—
Securities held to maturity	563,529	564,185	—	564,185	—
Total securities	2,256,960	2,257,616	1,445	2,256,171	—

Loans receivable:
One to four family residential mortgage loans	196,706	196,970	—	—	196,970
Commercial and multi-family real estate loans	585,510	576,330	—	—	576,330
Agricultural real estate loans	61,800	61,584	—	—	61,584
Consumer loans	163,004	163,961	—	—	163,961
Commercial operating loans	35,759	35,723	—	—	35,723
Agricultural operating loans	33,594	32,870	—	—	32,870
Premium finance loans	250,459	250,964	—	—	250,964
Total loans receivable	1,326,832	1,318,402	—	—	1,318,402

Federal Home Loan Bank stock	61,123	61,123	—	61,123	—
Accrued interest receivable	19,380	19,380	19,380	—	—

Financial liabilities
Non-interest bearing demand deposits	2,454,057	2,454,057	2,454,057	—	—
Interest bearing demand deposits, savings, and money markets	169,557	169,557	169,557	—	—
Certificates of deposit	123,637	123,094	—	123,094	—
Wholesale non-maturing deposits	18,245	18,245	18,245	—	—
Wholesale certificates of deposits	457,928	457,509	—	457,509	—
Total deposits	3,223,424	3,222,462	2,641,859	580,603	—

Advances from Federal Home Loan Bank	415,000	415,003	—	415,003	—
Federal funds purchased	987,000	987,000	987,000	—	—
Securities sold under agreements to repurchase	2,472	2,472	—	2,472	—
Capital leases	1,938	1,938	—	1,938	—
Trust preferred securities	10,310	10,447	—	10,447	—
Subordinated debentures	73,347	76,500	—	76,500	—
Accrued interest payable	2,280	2,280	2,280	—	—

	September 30, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$773,830	$773,830	$773,830	$—	$—

Securities available for sale	1,469,249	1,469,249	1,125	1,468,124	—
Securities held to maturity	619,853	632,574	—	632,574	—
Total securities	2,089,102	2,101,823	1,125	2,100,698	—

Loans receivable:
One to four family residential mortgage loans	162,298	163,886	—	—	163,886
Commercial and multi-family real estate loans	422,932	422,307	—	—	422,307
Agricultural real estate loans	63,612	63,868	—	—	63,868
Consumer loans	37,094	36,738	—	—	36,738
Commercial operating loans	31,271	31,108	—	—	31,108
Agricultural operating loans	37,083	36,897	—	—	36,897
Premium finance loans	171,604	172,000	—	—	172,000
Total loans receivable	925,894	926,803	—	—	926,803

Federal Home Loan Bank stock	47,512	47,512	—	47,512	—
Accrued interest receivable	17,199	17,199	17,199	—	—

Financial liabilities
Non-interest bearing demand deposits	2,167,522	2,167,522	2,167,522	—	—
Interest bearing demand deposits, savings, and money markets	136,568	136,568	136,568	—	—
Certificates of deposit	125,992	125,772	—	125,772	—
Total deposits	2,430,082	2,429,862	2,304,090	125,772	—

Advances from Federal Home Loan Bank	107,000	108,168	—	108,168	—
Federal funds purchased	992,000	992,000	992,000	—	—
Securities sold under agreements to repurchase	3,039	3,039	—	3,039	—
Capital leases	2,018	2,018	—	2,018	—
Trust preferred	10,310	10,437	—	10,437	—
Subordinated debentures	73,211	77,250	—	77,250	—
Accrued interest payable	875	875	875	—	—

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at September 30, 2017 and 2016.

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

LOANS RECEIVABLE, NET

The fair value of loans is estimated using a historical or replacement cost basis concept (i.e., an entrance price concept).  The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers and for similar remaining maturities.  When using the discounting method to determine fair value, loans were grouped by homogeneous loans with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers at September 30, 2017 and 2016.  In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value as a result of the discounted cash flow which approximates the fair value adjustment for the credit quality component.

FHLB STOCK

The fair value of such stock is assumed to approximate book value since the Company is generally able to redeem this stock at par value.

ACCRUED INTEREST RECEIVABLE

The carrying amount of accrued interest receivable is assumed to approximate the fair value.

DEPOSITS

The carrying values of non-interest-bearing checking deposits, interest-bearing checking deposits, savings, money markets, and wholesale non-maturing deposits are assumed to approximate fair value, since such deposits are immediately withdrawable without penalty.  The fair value of time certificates of deposit and wholesale certificates of deposit were estimated by discounting expected future cash flows by the current rates offered on certificates of deposit with similar remaining maturities.

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

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE, CAPITAL LEASES, SUBORDINATED DEBENTURES AND TRUST PREFERRED SECURITIES

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

NOTE 20.  GOODWILL AND INTANGIBLE ASSETS

The Company had a total of $98.7 million of goodwill as of September 30, 2017. The recorded goodwill was due to two separate business combinations during fiscal 2015 and two separate business combinations during the first quarter of fiscal 2017. The fiscal 2015 business combinations included $11.6 million of goodwill in connection with the purchase of substantially all of the commercial loan portfolio and related assets of AFS/IBEX on December 2, 2014, and $25.4 million in goodwill in connection with the purchase of substantially all of the assets and liabilities of Refund Advantage on September 8, 2015. The fiscal 2017 business combinations included $30.4 million of goodwill in connection with the purchase of substantially all of the assets of EPS on November 1, 2016, and $31.4 million of goodwill in connection with the purchase of substantially all of the assets and specified liabilities of SCS on December 14, 2016. The goodwill associated with these transactions are deductible for tax purposes.

The changes in the carrying amount of the Company’s goodwill and intangible assets for the years ended September 30, 2017 and 2016 are as follows:

	September 30,
	2017	2016
	(Dollars in Thousands)
Goodwill
Beginning balance	$36,928	$36,928
Acquisitions during the period	61,795	—
Write-offs during the period	—	—
Ending balance	$98,723	$36,928

The Company completed an annual goodwill impairment test for the fiscal year ended September 30, 2017. Based on the results of the qualitative analysis, it was identified that it was more likely than not the fair value of the goodwill recorded exceeded the current carrying value. The Company concluded a quantitative analysis was not required and no impairment existed.

	Trademark (1)	Non-Compete (2)	Customer Relationships (3)	Technology/Other (4)	Total
Intangibles
Balance as of September 30, 2016	$5,149	$127	$20,590	$3,055	$28,921
Acquisitions during the period	5,500	2,180	31,770	6,947	46,397
Amortization during the period	(598)	(525)	(10,405)	(835)	(12,363)
Write-offs during the period	—	—	(10,248)	(529)	(10,777)
Balance as of September 30, 2017	$10,051	$1,782	$31,707	$8,638	$52,178

Balance upon acquisition	$10,990	$2,480	$57,810	$10,502	$81,782
Accumulated amortization	$(939)	$(698)	$(15,855)	$(1,335)	$(18,827)
Accumulated impairment	$—	$—	$(10,248)	$(529)	$(10,777)
Balance as of September 30, 2017	$10,051	$1,782	$31,707	$8,638	$52,178
(1) Book amortization period of 5-15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 3-5 years. Amortized using the straight line method.
(3) Book amortization period of 10-30 years. Amortized using the accelerated method.
(4) Book amortization period of 3-20 years. Amortized using the straight line method.

	Trademark (1)	Non-Compete (2)	Customer Relationships (3)	Technology/Other (4)	Total
Intangibles
Balance as of September 30, 2015	$5,439	$227	$24,811	$3,100	$33,577
Acquisitions during the period	—	—	—	172	172
Amortization during the period	(290)	(100)	(4,221)	(217)	(4,828)
Write-offs during the period	—	—	—	—	—
Balance as of September 30, 2016	$5,149	$127	$20,590	$3,055	$28,921

Balance upon acquisition	$5,490	$300	$26,040	$3,539	$35,369
Accumulated amortization	$(341)	$(173)	$(5,450)	$(484)	$(6,448)
Balance as of September 30, 2016	$5,149	$127	$20,590	$3,055	$28,921
(1) Book amortization period of 15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 3 years. Amortized using the straight line method.
(3) Book amortization period of 10-30 years. Amortized using the accelerated method.
(4) Book amortization period of 3-20 years. Amortized using the straight line method.

The Company tests intangible assets for impairment at least annually or more often if conditions indicate a possible impairment. The Company recorded a $10.2 million intangible impairment charge during the fourth quarter of fiscal 2017 related to the non-renewal of the H&R Block relationship.

The weighted-average amortization period, by major intangible asset class and in total, for each of the acquisitions during fiscal year 2017 were as follows:

	Weighted Average Amortization Period
Intangible	EPS	SCS
Trademark	15.0	5.0
Non-Compete	3.0	4.1
Customer Relationships	20.0	9.1
Technology/Other	3.0	15.0
Total	16.1	10.2

The anticipated future amortization of intangibles is as follows:

September 30,
(Dollars in Thousands)
2018	$7,706
2019	7,147
2020	5,749
2021	5,179
2022	4,257
Thereafter	22,140
Total anticipated intangible amortization	$52,178

NOTE 21.  SUBSEQUENT EVENTS

On October 11, 2017, the Company completed the purchase of a $73 million, seasoned, floating rate, private student loan portfolio. All loans are indexed to one-month LIBOR. The portfolio is serviced by ReliaMax Lending Services LLC and insured by ReliaMax Surety Company. This portfolio purchase builds on the Company's existing student loan platform.

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

In connection with the preparation of this Annual Report on Form 10-K, management evaluated the Company’s disclosure controls and procedures. The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of September 30, 2017, of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company’s periodic SEC filings.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control Integrated Framework (2013).”  Based on this assessment, our management concluded that our internal control over financial reporting was effective as of September 30, 2017.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2017, has been audited by KPMG LLP, the independent registered public accounting firm that also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. KPMG LLP’s report on the Company’s internal control over financial reporting appears below.

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

We have audited Meta Financial Group, Inc.’s (the Company) internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Meta Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Meta Financial Group, Inc. and subsidiaries as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2017, and our report dated November 29, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Des Moines, Iowa
November 29, 2017

PART III
Item 10.        Directors, Executive Officers and Corporate Governance

Directors

Information concerning directors of the Company required by this item will be included under the captions “Election of Directors,” “Communicating with Our Directors” and “Stockholder Proposals For The Year 2018 Annual Meeting” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 22, 2018 (the “2017 Proxy Statement”), a copy of which will be filed not later than 120 days after September 30, 2017, and is incorporated herein by reference.

Executive Officers

Information concerning the executive officers of the Company required by this item will be included under the captions “Executive Officers” and “Election of Directors” in the 2017 Proxy Statement and is incorporated herein by reference.

Compliance with Section 16(a)

Information required by this item regarding compliance with Section 16(a) of the Exchange Act will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2017 Proxy Statement and is incorporated herein by reference.

Audit Committee Financial Expert

Information regarding the audit committee of the Company’s Board of Directors, including information regarding Frederick Moore, Becky Shulman and Kendall Stork, the audit committee financial experts serving on the audit committee for fiscal 2017, will be included under the captions “Meetings and Committees” and “Election of Directors” in the Company’s 2017 Proxy Statement and is incorporated herein by reference.

Code of Ethics

Information regarding the Company’s Code of Ethics will be included under the caption “Corporate Governance” in the Company’s 2017 Proxy Statement and is incorporated herein by reference.

Item 11.        Executive Compensation

Information concerning executive and director compensation will be included under the captions “Compensation of Directors” and “Executive Compensation” in the Company’s 2017 Proxy Statement and is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)           Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be included under the caption “Stock Ownership” in the Company’s 2017 Proxy Statement and is incorporated herein by reference.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan excluding securities reflected in (a)
Equity compensation plans approved by stockholders	75,757	$22.62	188,152
Equity compensation plans not approved by stockholders	—	$—	—

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Election of Directors,” “Meetings and Committees” and “Related Person Transactions” in the Company’s 2017 Proxy Statement and is incorporated herein by reference.

Item 14.        Principal Accountant Fees and Services

The information required by this item will be included under the caption “Independent Registered Public Accounting Firm” in the Company’s 2017 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

The following is a list of documents filed as Part of this report:

(a)           Financial Statements:

The following financial statements are included under Part II, Item 8 of this Annual Report on Form 10-K:

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Statements of Financial Condition as of September 30, 2017, and 2016.

3.	Consolidated Statements of Operations for the Years Ended September 30, 2017, 2016, and 2015.

4.	Consolidated Statements of Comprehensive Income for the Years ended September 30, 2017, 2016, and 2015.

5.	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended September 30, 2017, 2016, and 2015.

6.	Consolidated Statements of Cash Flows for the Years Ended September 30, 2017, 2016, and 2015.

7.	Notes to Consolidated Financial Statements.

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

META FINANCIAL GROUP, INC.

Date: November 29, 2017	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ J. Tyler Haahr	Date: November 29, 2017
J. Tyler Haahr, Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bradley C. Hanson	Date: November 29, 2017
Bradley C. Hanson, President and Director

By:	/s/ Douglas J. Hajek	Date: November 29, 2017
Douglas J. Hajek, Director

By:	/s/ Elizabeth G. Hoople	Date: November 29, 2017
Elizabeth G. Hoople, Director

By:	/s/ Frederick V. Moore	Date: November 29, 2017
Frederick V. Moore, Director

By:	/s/ Becky S. Shulman	Date: November 29, 2017
Becky S. Shulman, Director

By:	/s/ Kendall E. Stork	Date: November 29, 2017
Kendall E. Stork, Director

By:	/s/ Glen W. Herrick	Date: November 29, 2017
Glen W. Herrick, Executive Vice
President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Sonja A. Theisen	Date: November 29, 2017
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

*10.5
Performance-Based Restricted Stock Agreement between Meta and J. Tyler Haahr, dated as of November 16, 2016, filed on November 18, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.6
Performance-Based Restricted Stock Agreement between Meta and Bradley C. Hanson, dated as of November 16, 2016, filed on November 18, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference

*10.7
Performance-Based Restricted Stock Agreement between Meta and Glen W. Herrick, dated as of December 2, 2016, filed on December 6, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference

*10.8
Registrant’s Supplemental Employees’ Investment Plan, originally filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994.  First amendment to such agreement, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, is incorporated herein by reference.

*10.9
Registrant’s 2002 Omnibus Incentive Plan, as amended and restated effective November 24, 2014, filed on December 16, 2014 as Appendix A to the Registrant’s Schedule 14A (DEF 14A) Proxy Statement, is incorporated herein by reference.

10.10
Registration Rights Agreement by and among Meta Financial Group, Inc., BEP IV LLC and BEP Investors, LLC, dated as of December 17, 2015, filed on December 17, 2015 as an exhibit to the Registrant’s Current Report on Form 8‑K, is incorporated herein by reference.

10.11
Investor Rights Agreement by and among Meta Financial Group, Inc., BEP IV LLC and BEP Investors, LLC, dated as of December 17, 2015, filed on December 17, 2015 as an exhibit to the Registrant’s Current Report on Form 8‑K, is incorporated herein by reference.

10.12
Securities Purchase Agreement by and between Meta Financial Group, Inc. and Nantahala Capital Partners SI, LP, dated as of December 7, 2015, filed on December 8, 2015 as an exhibit to the Registrant’s Current Report on Form 8‑K, is incorporated herein by reference.

10.13
Registration Rights Agreement by and between Meta Financial Group, Inc. and Nantahala Capital Partners SI, LP, dated as of December 17, 2015, filed on December 17, 2015 as an exhibit to the Registrant’s Current Report on Form 8‑K, is incorporated herein by reference.

*10.14
Separation and General Release Agreement dated as of September 9, 2016, by and among the Company, MetaBank and Ira D. Frericks. filed on September 9, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.15
Separation and General Release Agreement dated as of September 30, 2016, by and among the Company, MetaBank and Troy Moore III, filed on September 30, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.16
Severance and General Release Agreement dated as of August 30, 2017, by and between the MetaBank and Cynthia Smith, filed on September 8, 2017 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.17
Form of Restricted Stock Agreement under Meta Financial Group, Inc. 2002 Omnibus Incentive Plan filed on August 2, 2016 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, is incorporated herein by reference.

11
Statement re: computation of per share earnings (See Note 5 of “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K).

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