Form 10-Q
period 2017-12-31
META FINANCIAL GROUP INC
filed 2018-02-07
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ YES  ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at February 5, 2018:
Common Stock, $.01 par value	9,683,841 shares
Nonvoting Common Stock, $.01 par value	0 Nonvoting shares

META FINANCIAL GROUP, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Dollars in Thousands, Except Share and Per Share Data)

	(Unaudited)
ASSETS	December 31, 2017	September 30, 2017
Cash and cash equivalents	$1,300,409	$1,267,586
Investment securities available for sale	1,392,240	1,106,977
Mortgage-backed securities available for sale	600,112	586,454
Investment securities held to maturity	235,024	449,840
Mortgage-backed securities held to maturity	8,468	113,689
Loans receivable	1,509,140	1,325,371
Allowance for loan losses	(8,862)	(7,534)
Federal Home Loan Bank Stock, at cost	57,443	61,123
Accrued interest receivable	21,089	19,380
Premises, furniture, and equipment, net	20,571	19,320
Bank-owned life insurance	85,371	84,702
Foreclosed real estate and repossessed assets	128	292
Goodwill	98,723	98,723
Intangible assets	50,521	52,178
Prepaid assets	29,758	28,392
Deferred taxes	5,379	9,101
Other assets	12,449	12,738

Total assets	$5,417,963	$5,228,332

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$2,779,645	$2,454,057
Interest-bearing checking	84,390	67,294
Savings deposits	53,535	53,505
Money market deposits	47,451	48,758
Time certificates of deposit	128,220	123,637
Wholesale deposits	420,404	476,173
Total deposits	3,513,645	3,223,424
Short-term debt	1,313,401	1,404,534
Long-term debt	85,552	85,533
Accrued interest payable	4,065	2,280
Accrued expenses and other liabilities	63,595	78,065
Total liabilities	4,980,258	4,793,836

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued or outstanding at December 31, 2017 and September 30, 2017, respectively	—	—
Common stock, $.01 par value; 15,000,000 shares authorized, 9,685,398 and 9,626,431 shares issued, 9,664,846 and 9,622,595 shares outstanding at December 31, 2017 and September 30, 2017, respectively	96	96
Common stock, Nonvoting, $.01 par value; 3,000,000 shares authorized, no shares issued or outstanding at December 31, 2017 and September 30, 2017, respectively	—	—
Additional paid-in capital	262,872	258,336
Retained earnings	170,578	167,164
Accumulated other comprehensive income	5,782	9,166
Treasury stock, at cost, 20,552 and 3,836 common shares at December 31, 2017 and September 30, 2017, respectively	(1,623)	(266)
Total stockholders’ equity	437,705	434,496

Total liabilities and stockholders’ equity	$5,417,963	$5,228,332
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended December 31,
	2017	2016
Interest and dividend income:
Loans receivable, including fees	$16,443	$10,678
Mortgage-backed securities	3,758	3,320
Other investments	10,656	8,577
	30,857	22,575
Interest expense:
Deposits	1,885	938
FHLB advances and other borrowings	2,776	1,804
	4,661	2,742

Net interest income	26,196	19,833

Provision for loan losses	1,068	843

Net interest income after provision for loan losses	25,128	18,990

Non-interest income:
Refund transfer product fees	192	176
Tax advance product fees	1,947	449
Card fees	25,247	18,414
Loan fees	1,292	870
Bank-owned life insurance	669	448
Deposit fees	848	150
Loss on sale of securities available-for-sale, net (Includes ($1,010) and ($1,234) reclassified from accumulated other comprehensive income (loss) for net gains (losses) on available for sale securities for the three months ended December 31, 2017 and 2016, respectively)	(1,010)	(1,234)
Loss on foreclosed real estate	(19)	—
Other income	102	76
Total non-interest income	29,268	19,349

Non-interest expense:
Compensation and benefits	22,340	17,850
Refund transfer product expense	101	51
Tax advance product expense	280	27
Card processing	6,540	5,579
Occupancy and equipment	4,890	3,977
Legal and consulting	2,416	2,723
Marketing	553	470
Data processing	414	363
Intangible amortization expense	1,681	1,525
Other expense	4,827	4,188
Total non-interest expense	44,042	36,753

Income before income tax expense	10,354	1,586

Income tax expense (Includes ($380), and ($463) reclassified from accumulated other comprehensive income (loss) for the three months ended December 31, 2017 and 2016, respectively)	5,684	342

Net income	$4,670	$1,244

Earnings per common share
Basic	$0.48	$0.14
Diluted	$0.48	$0.14
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in Thousands)

	Three Months Ended December 31,
	2017	2016
Net income	$4,670	$1,244

Other comprehensive income (loss):
Change in net unrealized loss on securities	(7,480)	(45,268)
Losses realized in net income	1,010	1,234
	(6,470)	(44,034)
LESS: Deferred income tax effect	(3,086)	(16,092)
Total other comprehensive loss	(3,384)	(27,942)
Total comprehensive income (loss)	$1,286	$(26,698)
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For the Three Months Ended December 31, 2017 and 2016
(Dollars in Thousands, Except Share and Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance, September 30, 2016	$85	$184,780	$127,190	$22,920	$—	$334,975

Cash dividends declared on common stock ($0.13 per share)	—	—	(1,195)	—	—	(1,195)

Issuance of common shares due to issuance of stock options, restricted stock and ESOP	3	3,245	—	—	—	3,248

Issuance of common shares due to acquisition	5	37,291	—	—	—	37,296

Contingent consideration equity earnout due to SCS acquisition	—	24,091	—	—	—	24,091

Stock compensation	—	69	—	—	—	69

Net change in unrealized gains on securities, net of income taxes	—	—	—	(27,942)	—	(27,942)

Net income	—	—	1,244	—	—	1,244

Balance, December 31, 2016	$93	$249,476	$127,239	$(5,022)	$—	$371,786

Balance, September 30, 2017	$96	$258,336	$167,164	$9,166	$(266)	$434,496

Cash dividends declared on common stock ($0.13 per share)	—	—	(1,256)	—	—	(1,256)

Issuance of common shares due to ESOP	—	1,606	—	—	—	1,606

Shares repurchased for tax withholdings on stock compensation	—	(314)	—	—	(1,357)	(1,671)

Stock compensation	—	3,244	—	—	—	3,244

Net change in unrealized losses on securities, net of income taxes	—	—	—	(3,384)	—	(3,384)

Net income	—	—	4,670	—	—	4,670

Balance, December 31, 2017	$96	$262,872	$170,578	$5,782	$(1,623)	$437,705
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
(Dollars in Thousands)	2017	2016 (1)
Cash flows from operating activities:
Net income	$4,670	$1,244
Adjustments to reconcile net income to net cash provided (used in) by operating activities:
Depreciation, amortization and accretion, net	9,561	9,479
Stock-based compensation expense	3,244	69
Provision for loan losses	1,068	843
Provision (recovery) for deferred taxes	6,807	(927)
(Gain) on other assets	(8)	(6)
Loss on sale of foreclosed real estate	19	—
Loss on sale of securities available for sale, net	1,010	1,234
Net change in accrued interest receivable	(1,709)	(4,176)
Fair value adjustment of foreclosed real estate	23	—
Originations of loans held for sale	—	(27,191)
Proceeds from sales of loans held for sale	—	25,968
Change in bank-owned life insurance value	(669)	(448)
Net change in other assets	(1,102)	(27,164)
Net change in accrued interest payable	1,785	1,379
Net change in accrued expenses and other liabilities	(14,462)	14,255
Net cash provided by (used in) operating activities	10,237	(5,441)

Cash flows from investing activities:
Purchase of securities available-for-sale	(105,327)	(144,024)
Proceeds from sales of securities available-for-sale	65,941	60,623
Proceeds from maturities and principal repayments of securities available for sale	35,065	30,849
Proceeds from maturities and principal repayments of securities held to maturity	12,021	13,301
Loans purchased	(75,163)	(136,172)
Loans sold	5,916	6,525
Net change in loans receivable	(114,827)	(59,008)
Proceeds from sales of foreclosed real estate or other assets	122	—
Net cash paid for acquisitions	—	(29,425)
Federal Home Loan Bank stock purchases	(249,920)	(140,680)
Federal Home Loan Bank stock redemptions	253,600	184,360
Proceeds from the sale of premises and equipment	—	58
Purchase of premises and equipment	(2,593)	(2,899)
Net cash used in investing activities	(175,165)	(216,492)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	341,407	309,726
Net change in time deposits	4,583	(3,658)
Net change in wholesale deposits	(55,769)	926,987
Net change in FHLB and other borrowings	(205,000)	(100,000)
Net change in federal funds	113,000	(992,000)
Net change in securities sold under agreements to repurchase	867	744
Principal payments on capital lease obligations	(16)	(18)
Cash dividends paid	(1,256)	(1,195)
Purchase of shares by ESOP	1,606	—
Proceeds from exercise of stock options and issuance of common stock	—	3,248
Shares repurchased for tax withholdings on stock compensation	(1,671)	—
Net cash provided by financing activities	197,751	143,834

Net change in cash and cash equivalents	32,823	(78,099)

Cash and cash equivalents at beginning of period	1,267,586	773,830
Cash and cash equivalents at end of period	$1,300,409	$695,731

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$6,446	$1,362
Income taxes	218	2,110
Franchise taxes	31	20
Other taxes	1	1

Supplemental schedule of non-cash investing activities:
Securities transferred from held to maturity to available for sale	$(306,000)	$—
Contingent consideration - cash		$(17,259)
Contingent consideration - equity	—	(24,091)
Stock issued for acquisition	—	(37,296)
See Notes to Condensed Consolidated Financial Statements.
(1) See Note 1. Basis of Presentation for further discussion on the current presentation.

NOTE 1.     BASIS OF PRESENTATION

The interim unaudited Condensed Consolidated Financial Statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended September 30, 2017 included in Meta Financial Group, Inc.’s (“Meta Financial” or the “Company”) Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on November 29, 2017.  Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements have been omitted.

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three month period ended December 31, 2017 are not necessarily indicative of the results expected for the fiscal year ending September 30, 2018.

In fiscal 2017, the Company early adopted Accounting Standards Update ("ASU") 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The requirement to report the excess tax benefit related to settlements of share-based payment awards in earnings as an increase or (decrease) to income tax expense has been applied utilizing the prospective method. While the adoption of ASU 2016-09 requires retrospective application to all fiscal year periods presented, the Company elected to not recast previously reported financial statements as the impact was considered insignificant. However, the Company reclassified stock compensation from financing to operating activities on the Consolidated Statement of Cash Flows as of December 31, 2017 and December 31, 2016.

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

Homogeneous loan populations are collectively evaluated for impairment.  These loan populations may include commercial insurance premium finance loans, residential first mortgage loans secured by one-to-four family residences, residential construction loans, home equity and second mortgage loans, and tax product loans.  Commercial and agricultural loans as well as mortgage loans secured by other properties are monitored regularly by the Bank given the larger balances. When analysis of the borrower operating results and financial condition indicates that underlying cash flows of the borrower’s business is not adequate to meet its debt service requirements, the individual loan or loan relationship is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 210 days or more for commercial insurance premium finance, 180 days or more for tax and other national lending loans and 90 days or more for other loans. Non-accrual loans and all troubled debt restructurings are considered impaired.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Loans receivable at December 31, 2017 and September 30, 2017 were as follows:

	December 31, 2017	September 30, 2017
	(Dollars in Thousands)
1-4 Family Real Estate	$203,967	$196,706
Commercial and Multi-Family Real Estate	654,029	585,510
Agricultural Real Estate	61,303	61,800
Consumer	274,981	163,004
Commercial Operating	56,516	35,759
Agricultural Operating	24,696	33,594
Commercial Insurance Premium Finance	235,671	250,459
Total Loans Receivable	1,511,163	1,326,832

Allowance for Loan Losses	(8,862)	(7,534)
Net Deferred Loan Origination Fees	(2,023)	(1,461)
Total Loans Receivable, Net	$1,500,278	$1,317,837

Activity in the allowance for loan losses and balances of loans receivable by portfolio segment for the three months ended December 31, 2017 and 2016 was as follows:

	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	CML Insurance Premium Finance	Unallocated	Total
	(Dollars in Thousands)
Three Months Ended December 31, 2017
Allowance for loan losses:
Beginning balance	$803	$2,670	$1,390	$6	$158	$1,184	$796	$527	$7,534
Provision (recovery) for loan losses	(118)	364	(210)	297	690	(380)	51	374	1,068
Charge offs	(31)	—	—	—	—	—	(129)	—	(160)
Recoveries	—	—	—	367	46	—	7	—	420
Ending balance	$654	$3,034	$1,180	$670	$894	$804	$725	$901	$8,862

Ending balance: individually evaluated for impairment	—	—	—	—	—	—	—	—	—
Ending balance: collectively evaluated for impairment	654	3,034	1,180	670	894	804	725	901	8,862
Total	$654	$3,034	$1,180	$670	$894	$804	$725	$901	$8,862

Loans:
Ending balance: individually evaluated for impairment	95	707	—	61	—	1,052	—	—	1,915
Ending balance: collectively evaluated for impairment	203,872	653,322	61,303	274,920	56,516	23,644	235,671	—	1,509,248
Total	$203,967	$654,029	$61,303	$274,981	$56,516	$24,696	$235,671	$—	$1,511,163

	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	CML Insurance Premium Finance	Unallocated	Total
	(Dollars in Thousands)
Three Months Ended December 31, 2016
Allowance for loan losses:
Beginning balance	$654	$2,198	$142	$51	$117	$1,332	$588	$553	$5,635
Provision (recovery) for loan losses	—	(286)	334	(28)	691	(3)	110	25	843
Charge offs	—	—	—	—	—	—	(118)	—	(118)
Recoveries	—	—	—	24	5	12	14	—	55
Ending balance	$654	$1,912	$476	$47	$813	$1,341	$594	$578	$6,415

Ending balance: individually evaluated for impairment	11	—	—	—	339	—	—	—	350
Ending balance: collectively evaluated for impairment	643	1,912	476	47	474	1,341	594	578	6,065
Total	$654	$1,912	$476	$47	$813	$1,341	$594	$578	$6,415

Loans:
Ending balance: individually evaluated for impairment	190	429	—	—	505	—	—	—	1,124
Ending balance: collectively evaluated for impairment	172,687	440,083	64,014	173,164	50,319	33,617	179,508	—	1,113,392
Total	$172,877	$440,512	$64,014	$173,164	$50,824	$33,617	$179,508	$—	$1,114,516

Federal regulations promulgated by the Bank's primary federal regulator, the Office of the Comptroller of the Currency (the "OCC"), provide for the classification of loans and other assets such as debt and equity securities. The loan classification and risk rating definitions for the Company and its wholly-owned subsidiary, MetaBank (the "Bank"), are generally as follows:

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

The asset classification of loans at December 31, 2017 and September 30, 2017 were as follows:

December 31, 2017	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	CML Insurance Premium Finance	Total
	(Dollars in Thousands)
Pass	$203,035	$643,393	$28,794	$274,783	$56,245	$14,304	$235,671	$1,456,225
Watch	608	10,145	—	102	271	13	—	11,139
Special Mention	245	199	2,939	—	—	—	—	3,383
Substandard	79	292	29,570	96	—	10,379	—	40,416
Doubtful	—	—	—	—	—	—	—	—
	$203,967	$654,029	$61,303	$274,981	$56,516	$24,696	$235,671	$1,511,163

September 30, 2017	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	Premium Finance	Total
	(Dollars in Thousands)
Pass	$195,838	$574,730	$27,376	$163,004	$35,759	$18,394	$250,459	$1,265,560
Watch	525	10,200	2,006	—	—	4,541	—	17,272
Special Mention	247	201	2,939	—	—	—	—	3,387
Substandard	96	379	29,479	—	—	10,659	—	40,613
Doubtful	—	—	—	—	—	—	—	—
	$196,706	$585,510	$61,800	$163,004	$35,759	$33,594	$250,459	$1,326,832

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

Consumer Lending.  The Bank originates a variety of secured consumer loans, including home equity, home improvement, automobile and boat loans and loans secured by savings deposits.  In addition, the Bank offers other secured and unsecured consumer loans and currently originates most of its community banking consumer loans in its primary market areas and surrounding areas. In addition, the Bank’s consumer lending portfolio includes two purchased student loan portfolios, the most recent purchased on October 11, 2017, along with consumer lending products offered through its payments segment.

The Bank's community banking consumer loan portfolio consists primarily of home equity loans and lines of credit.  Substantially all of the Bank's home equity loans and lines of credit are secured by second mortgages on principal residences.  The Bank will lend amounts which, together with all prior liens, may be up to 90% of the appraised value of the property securing the loan.  Home equity loans and lines of credit generally have maximum terms of five years.

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

On October 11, 2017, the Company completed the purchase of a $73.0 million, seasoned, floating rate, private student loan portfolio. All loans are indexed to one-month LIBOR. The portfolio is serviced by ReliaMax Lending Services LLC and insured by ReliaMax Surety Company. This portfolio purchase builds on the Company's existing student loan platform.

The Bank’s student loan portfolio that was purchased during the first quarter of fiscal year 2017 is a seasoned portfolio that is also serviced by ReliaMax Lending Services, LLC and insured by ReliaMax Surety Company. All loans in this portfolio are floating rate and indexed to the three-month LIBOR plus various margins.
Through its Payments segment, the Bank strives to offer consumers innovative payment products, including credit products. Most credit products have fallen into the category of portfolio lending. The Payments segment, including Specialty Consumer Services ("SCS"), continues its development of new alternative portfolio lending products primarily to serve its customer base and to provide innovative lending solutions to the unbanked and under-banked segment.

The Payments segment also provides short-term consumer refund advance loans. Taxpayers are underwritten to determine eligibility for the unsecured loans, which are, by design, interest and fee-free to the consumer. Due to the nature of consumer advance loans, it typically takes no more than three e-file cycles (the period of time between scheduled IRS payments) from when the return is accepted by the IRS to collect from the borrower. In the event of default, the Bank has no recourse against the tax consumer. Generally, when the refund advance loan becomes delinquent for 180 days or more, or when collection of principal becomes doubtful, the Company will charge off the loan balance.

Commercial Operating Lending.  The Company also originates commercial operating loans.  Most of the Company’s commercial operating loans have been extended to finance local and regional businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial loans also may involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies. The Company also extends short-term commercial Electronic Return Originator ("ERO") advance loans through its Payments segment as described in more detail below.

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

Commercial Insurance Premium Finance Lending.  Through its AFS/IBEX division, the Bank provides short-term and primarily collateralized financing to facilitate the commercial customers’ purchase of insurance for various forms of risk otherwise known as commercial insurance premium financing.  This includes, but is not limited to, policies for commercial property, casualty and liability risk.  The AFS/IBEX division markets itself to the insurance community as a competitive option based on service, reputation, competitive terms, cost and ease of operation.

Commercial insurance premium financing is the business of extending credit to a policyholder to pay for insurance premiums when the insurance carrier requires payment in full at inception of coverage.  Premiums are advanced either directly to the insurance carrier or through an intermediary/broker and repaid by the policyholder with interest during the policy term.  The policyholder generally makes a 20% to 25% down payment to the insurance broker and finances the remainder over nine to ten months on average.  The down payment is set such that if the policy is canceled, the unearned premium is typically sufficient to cover the loan balance and accrued interest.

Due to the nature of collateral for commercial insurance premium finance receivables, it customarily takes 60-210 days to convert the collateral into cash.  In the event of default, AFS/IBEX, by statute and contract, has the power to cancel the insurance policy and establish a first position lien on the unearned portion of the premium from the insurance carrier. In the event of cancellation, the cash returned in payment of the unearned premium by the insurer has typically been sufficient to cover the receivable balance, the interest and other charges due. Due to notification requirements and processing time by most insurance carriers, many receivables will become delinquent beyond 90 days while the insurer is processing the return of the unearned premium.  Generally, when a loan becomes delinquent for 210 days or more, or when collection of principal or interest becomes doubtful, the Company will charge off the loan balance and any remaining interest and fees after applying any collection from the insurance company.

Past due loans at December 31, 2017 and September 30, 2017 were as follows:

	Accruing and Non-accruing Loans						Nonperforming Loans
December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans Receivable	> 89 Days Past Due and Accruing	Non-accrual balance	Total
	(Dollars in Thousands)
1-4 Family Real Estate	$106	$—	$234	$340	$203,627	203,967	234	$—	$234
Commercial and Multi-Family Real Estate	—	284	—	284	653,745	654,029	—	284	284
Agricultural Real Estate	—	—	27,818	27,818	33,485	61,303	27,818	—	27,818
Consumer	4,192	2,015	1,624	7,831	267,150	274,981	1,624	—	1,624
Commercial Operating	—	—	—	—	56,516	56,516	—	—	—
Agricultural Operating	—	—	—	—	24,696	24,696	—	—	—
CML Insurance Premium Finance	1,594	592	3,194	5,380	230,291	235,671	3,194	—	3,194
Total	$5,892	$2,891	$32,870	$41,653	$1,469,510	1,511,163	32,870	$284	$33,154

	Accruing and Non-accruing Loans						Nonperforming Loans
September 30, 2017	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans Receivable	> 89 Days Past Due and Accruing	Non-accrual balance	Total
	(Dollars in Thousands)
1-4 Family Real Estate	$370	$79	$—	$449	$196,257	$196,706	—	$—	$—
Commercial and Multi-Family Real Estate	295	—	390	685	584,825	585,510	—	685	685
Agricultural Real Estate	—	—	34,198	34,198	27,602	61,800	34,198	—	34,198
Consumer	2,512	558	1,406	4,476	158,528	163,004	1,406	—	1,406
Commercial Operating	—	—	—	—	35,759	35,759	—	—	—
Agricultural Operating	—	—	97	97	33,497	33,594	97	—	97
CML Insurance Premium Finance	1,509	2,442	1,205	5,156	245,303	250,459	1,205	—	1,205
Total	$4,686	$3,079	$37,296	$45,061	$1,281,771	$1,326,832	36,906	$685	$37,591

When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment.  Often this is associated with a delay or shortfall in payments of 210 days or more for commercial insurance premium finance loans, 180 days or more for refund advance loans, 120 days or more for ERO advance loans and 90 days or more for other loan categories.  As of December 31, 2017, there were no commercial insurance premium finance loans greater than 210 days past due.

Total loans past due decreased $3.4 million to $41.7 million at December 31, 2017 from $45.1 million at September 30, 2017. This decrease was due to a $4.4 million decrease in loans greater than 90 days past due. The primary driver of the decrease in loans greater than 90 days past due included the payoff of a large nonperforming agricultural loan relationship during the first quarter of fiscal 2018.

Impaired loans at December 31, 2017 and September 30, 2017 were as follows:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
December 31, 2017	(Dollars in Thousands)
Loans without a specific valuation allowance
1-4 Family Real Estate	$95	$95	$—
Commercial and Multi-Family Real Estate	707	707	—
Consumer	61	61	—
Agricultural Operating	1,052	1,052	—
Total	$1,915	$1,915	$—

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
September 30, 2017	(Dollars in Thousands)
Loans without a specific valuation allowance
1-4 Family Real Estate	$72	$72	$—
Commercial and Multi-Family Real Estate	1,109	1,109	—
Total	$1,181	$1,181	$—

The following table provides the average recorded investment in impaired loans for the three month periods ended December 31, 2017 and 2016.

	Three Months Ended December 31,
	2017	2016
	Average Recorded Investment	Average Recorded Investment
	(Dollars in Thousands)
1-4 Family Real Estate	$80	$172
Commercial and Multi-Family Real Estate	975	432
Consumer	20	—
Commercial Operating	—	168
Agricultural Operating	351	—
Total	$1,426	$772

The Company’s troubled debt restructurings (“TDR”) typically involve forgiving a portion of interest or principal on existing loans or making loans at a rate materially less than current market rates. There were $1.1 million of loans modified in a TDR during the three month period ended December 31, 2017 and no loans modified in a TDR during the three month period ended December 31, 2016. Additionally, there were no TDR loans for which there was a payment default during the three month periods ended December 31, 2017 or 2016 that had been modified during the 12-month period prior to the default.

NOTE 3.     ALLOWANCE FOR LOAN LOSSES

At December 31, 2017, the Company’s allowance for loan losses increased to $8.9 million from $7.5 million at September 30, 2017. This increase was primarily due to the additional provision expense related to tax advance loans. During the three months ended December 31, 2017, the Company recorded a provision for loan losses of $1.1 million compared to $0.8 million for the same period of the prior year. The Company had $0.3 million of net recoveries for the three months ended December 31, 2017, compared to $0.1 million of net charge-offs for the three months ended December 31, 2016.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the appropriateness of its allowance for loan losses. The current economic environment continues to show signs of improvement in the Bank’s markets.  The Bank’s average loss rates over the past three years for community banking loans were relatively low compared to peers, but was offset with a higher agricultural loss rate in fiscal year 2016 driven by the charge off of one relationship. Although the Bank’s four market areas have indirectly benefited from a stable agricultural market, the market has become slightly stressed as commodity prices have generally remained lower than a few years ago. Management believes the low commodity prices and adverse weather conditions have the potential to negatively impact the economies of our agricultural markets. The improving economic conditions have also kept the loss rates on the national lending loans as well as the tax service loans relatively low.

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio and other factors, the current level of the allowance for loan losses at December 31, 2017, reflects an appropriate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level it considers to be appropriate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s determination of the allowance for loan losses is subject to review by the OCC, which can require the establishment of additional general or specific allowances.

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

NOTE 4.     EARNINGS PER COMMON SHARE

Earnings per share is computed after deducting dividends. The Company has granted restricted share awards with dividend rights that are considered to be participating securities. Accordingly, a portion of the Company’s earnings is allocated to those participating securities in the earnings per share calculation. Basic earnings per share is computed by dividing income available to common stockholders after the allocation of dividends and undistributed earnings to the participating securities by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, and is computed after giving consideration to the weighted average dilutive effect of the Company’s stock options and after the allocation of earnings to the participating securities. Antidilutive options are disregarded in the earnings per share calculations.

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted earnings per share for the three months ended December 31, 2017 and 2016 is presented below.

Three Months Ended December 31,	2017	2016
(Dollars in Thousands, Except Share and Per Share Data)
Basic income per common share:
Net income attributable to Meta Financial Group, Inc.	$4,670	$1,244
Weighted average common shares outstanding	9,656,778	8,938,339
Basic income per common share	0.48	0.14

Diluted income per common share:
Net income attributable to Meta Financial Group, Inc.	$4,670	$1,244
Weighted average common shares outstanding	9,656,778	8,938,339
Outstanding options - based upon the two-class method	56,063	63,061
Weighted average diluted common shares outstanding	9,712,841	9,001,400
Diluted income per common share	0.48	0.14

NOTE 5. SECURITIES

During the first quarter of fiscal 2018, the Company early adopted Accounting Standard Update ("ASU") 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." Due to the early adoption of the ASU, the Company transferred $204.7 million of investment securities and $101.3 million of MBS from HTM to AFS during the first quarter of fiscal 2018. This change allows for enhanced balance sheet management and provides the opportunity for more liquidity, should it be needed.
The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale and held to maturity securities at December 31, 2017 and September 30, 2017 are presented below.

Available For Sale
At December 31, 2017	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Small business administration securities	56,602	349	(3)	56,948
Obligations of states and political subdivisions	14,513	123	(26)	14,610
Non-bank qualified obligations of states and political subdivisions	1,212,661	16,079	(5,710)	1,223,030
Asset-backed securities	93,486	2,337	—	95,823
Mortgage-backed securities	606,338	198	(6,424)	600,112
Total debt securities	1,983,600	19,086	(12,163)	1,990,523
Common equities and mutual funds	1,298	532	(1)	1,829
Total available for sale securities	$1,984,898	$19,618	$(12,164)	$1,992,352

At September 30, 2017	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Small business administration securities	57,046	825	—	57,871
Non-bank qualified obligations of states and political subdivisions	938,883	14,983	(3,037)	950,829
Asset-backed securities	94,451	2,381	—	96,832
Mortgage-backed securities	588,918	1,259	(3,723)	586,454
Total debt securities	1,679,298	19,448	(6,760)	1,691,986
Common equities and mutual funds	1,009	436	—	1,445
Total available for sale securities	$1,680,307	$19,884	$(6,760)	$1,693,431

Held to Maturity
At December 31, 2017	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$4,341	$26	$(25)	$4,342
Non-bank qualified obligations of states and political subdivisions	230,683	336	(3,537)	227,482
Mortgage-backed securities	8,468	—	(148)	8,320
Total held to maturity securities	$243,492	$362	$(3,710)	$240,144

At September 30, 2017	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$19,247	$157	$(36)	$19,368
Non-bank qualified obligations of states and political subdivisions	430,593	4,744	(2,976)	432,361
Mortgage-backed securities	113,689	—	(1,233)	112,456
Total held to maturity securities	$563,529	$4,901	$(4,245)	$564,185

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

GAAP requires that, at acquisition, an enterprise classify debt securities into one of three categories: Available for Sale (“AFS”), Held to Maturity (“HTM”) or trading. AFS securities are carried at fair value on the consolidated statements of financial condition, and unrealized holding gains and losses are excluded from earnings and recognized as a separate component of equity in accumulated other comprehensive income (“AOCI”). HTM debt securities are measured at amortized cost. Both AFS and HTM are subject to review for other-than-temporary impairment. The Company did not have any trading securities at December 31, 2017 or September 30, 2017.

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2017 and September 30, 2017, were as follows:

Available For Sale	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At December 31, 2017	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Small business administration securities	$14,236	$(3)	$—	$—	$14,236	$(3)
Obligations of states and political subdivisions	3,139	(26)	—	—	3,139	(26)
Non-bank qualified obligations of states and political subdivisions	553,626	(4,945)	16,045	(765)	569,671	(5,710)
Mortgage-backed securities	234,672	(1,275)	296,252	(5,149)	530,924	(6,424)
Total debt securities	805,673	(6,249)	312,297	(5,914)	1,117,970	(12,163)
Common equities and mutual funds	1,829	(1)	—	—	1,829	(1)
Total available for sale securities	$807,502	$(6,250)	$312,297	$(5,914)	$1,119,799	$(12,164)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2017	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Non-bank qualified obligations of states and political subdivisions	280,900	(2,887)	5,853	(150)	286,753	(3,037)
Mortgage-backed securities	237,897	(1,625)	100,287	(2,098)	338,184	(3,723)
Total debt securities	518,797	(4,512)	106,140	(2,248)	624,937	(6,760)
Total available for sale securities	$518,797	$(4,512)	$106,140	$(2,248)	$624,937	$(6,760)

Held To Maturity	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At December 31, 2017	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$1,261	$(3)	$2,147	$(22)	$3,408	$(25)
Non-bank qualified obligations of states and political subdivisions	114,999	(1,789)	80,813	(1,748)	195,812	(3,537)
Mortgage-backed securities	—	—	8,320	(148)	8,320	(148)
Total held to maturity securities	$116,260	$(1,792)	$91,280	$(1,918)	$207,540	$(3,710)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2017	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$1,364	$(6)	$4,089	$(30)	$5,453	$(36)
Non-bank qualified obligations of states and political subdivisions	202,018	(2,783)	6,206	(193)	208,224	(2,976)
Mortgage-backed securities	112,456	(1,233)	—	—	112,456	(1,233)
Total held to maturity securities	$315,838	$(4,022)	$10,295	$(223)	$326,133	$(4,245)

At December 31, 2017, the investment portfolio included securities with current unrealized losses which have existed for longer than one year.  All of these securities are considered to be acceptable credit risks.  Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, and because the Company does not intend to sell these securities (has not made a decision to sell) and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, which may occur at maturity, no other-than-temporary impairment was recorded at December 31, 2017.

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

Available For Sale	AMORTIZED COST	FAIR VALUE

At December 31, 2017	(Dollars in Thousands)

Due in one year or less	$100	$100
Due after one year through five years	55,485	56,375
Due after five years through ten years	452,422	462,903
Due after ten years	869,255	871,033
	1,377,262	1,390,411
Mortgage-backed securities	606,338	600,112
Common equities and mutual funds	1,298	1,829
Total available for sale securities	$1,984,898	$1,992,352

	AMORTIZED COST	FAIR VALUE
At September 30, 2017	(Dollars in Thousands)

Due in one year or less	$—	$—
Due after one year through five years	36,586	37,674
Due after five years through ten years	347,831	358,198
Due after ten years	705,963	709,660
	1,090,380	1,105,532
Mortgage-backed securities	588,918	586,454
Common equities and mutual funds	1,009	1,445
Total available for sale securities	$1,680,307	$1,693,431

Held To Maturity	AMORTIZED COST	FAIR VALUE

At December 31, 2017	(Dollars in Thousands)

Due in one year or less	$2,674	$2,662
Due after one year through five years	11,864	11,895
Due after five years through ten years	27,919	28,206
Due after ten years	192,567	189,061
	235,024	231,824
Mortgage-backed securities	8,468	8,320
Total held to maturity securities	$243,492	$240,144

	AMORTIZED COST	FAIR VALUE
At September 30, 2017	(Dollars in Thousands)
Due in one year or less	$1,483	$1,480
Due after one year through five years	17,926	18,160
Due after five years through ten years	144,996	147,832
Due after ten years	285,435	284,257
	449,840	451,729
Mortgage-backed securities	113,689	112,456
Total held to maturity securities	$563,529	$564,185

NOTE 6.     COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements.

At December 31, 2017 and September 30, 2017, unfunded loan commitments approximated $349.5 million and $233.2 million, respectively, excluding undisbursed portions of loans in process. Commitments, which are disbursed subject to certain limitations, extend over various periods of time.  Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract.

The Company had no commitments to purchase or sell securities at December 31, 2017 or September 30, 2017.

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

NOTE 7.     STOCK COMPENSATION

The Company maintains the amended and restated Meta Financial Group, Inc. 2002 Omnibus Incentive Plan, as amended (the "2002 Omnibus Incentive Plan"), which, among other things, provides for the awarding of stock options and nonvested (restricted) shares to certain officers and directors of the Company.  Awards are granted by the Compensation Committee of the Board of Directors based on the performance of the award recipients or other relevant factors.

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

The following tables show the activity of options and nonvested (restricted) shares granted, exercised, or forfeited under the 2002 Omnibus Incentive Plan for the three months ended December 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Per Share Data)
Options outstanding, September 30, 2017	75,757	$22.62	2.28	$4,225
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Options outstanding, December 31, 2017	75,757	$22.62	2.03	$5,305

Options exercisable, December 31, 2017	75,757	$22.62	2.03	$5,305

	Number of Shares	Weighted Average Fair Value at Grant
(Dollars in Thousands, Except Per Share Data)
Nonvested (restricted) shares outstanding, September 30, 2017	304,526	$86.96
Granted	42,181	85.03
Vested	(61,161)	83.55
Forfeited or expired	—	—
Nonvested (restricted) shares outstanding, December 31, 2017	285,546	$87.40

During the first and second quarters of fiscal 2017, stock awards were granted to the Company's three highest paid executive officers in connection with their signing of employment agreements with the Company. These stock awards vest over eight years.

At December 31, 2017, stock-based compensation expense not yet recognized in income totaled $17.2 million, which is expected to be recognized over a weighted average remaining period of 3.68 years.

NOTE 8.     SEGMENT INFORMATION

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met.

The Company reports its results of operations through the following three business segments: Payments, Banking, and Corporate Services/Other. Certain shared services, including the investment portfolio, wholesale deposits and borrowings, are included in Corporate Services/Other. National Lending and Community Banking are reported in the Banking segment. MPS, Refund Advantage, EPS Financial ("EPS"), SCS, and other tax businesses are reported in the Payments segment.

The Company reclassified goodwill, intangibles, and related amortization expenses during fiscal year 2017 from the
Corporate Services / Other segment to Payments and Banking based on how annual impairment testing is performed. Prior period amounts have also been reclassified to conform to the current year presentation.

The following tables present segment data for the Company for the three months ended December 31, 2017 and 2016, respectively.

	Payments	Banking	Corporate Services/Other	Total
Three Months Ended December 31, 2017
Interest income	$4,669	$16,478	$9,710	$30,857
Interest expense	—	881	3,780	4,661
Net interest income	4,669	15,597	5,930	26,196
Provision for loan losses	1,017	51	—	1,068
Non-interest income	28,101	1,485	(318)	29,268
Non-interest expense	26,934	6,568	10,540	44,042
Income (loss) before income tax expense (benefit)	4,819	10,463	(4,928)	10,354

Total goodwill	87,145	11,578	—	98,723
Total assets	380,442	1,478,693	3,558,828	5,417,963
Total deposits	2,768,736	236,494	508,415	3,513,645

	Payments	Banking	Corporate Services/Other	Total
Three Months Ended December 31, 2016
Interest income	$2,912	$10,754	$8,909	$22,575
Interest expense	—	544	2,198	2,742
Net interest income	2,912	10,210	6,711	19,833
Provision for loan losses	331	512	—	843
Non-interest income	19,024	1,072	(747)	19,349
Non-interest expense	22,080	5,845	8,828	36,753
Income (loss) before income tax expense (benefit)	(475)	4,925	(2,864)	1,586

Total goodwill	87,320	11,578	—	98,898
Total assets	239,804	1,118,429	2,855,096	4,213,329
Total deposits	2,435,530	225,182	1,002,425	3,663,137

NOTE 9. NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

This ASU requires organizations to replace the incurred loss impairment methodology with a methodology reflecting expected credit losses with considerations for a broader range of reasonable and supportable information to substantiate credit loss estimates. This ASU is effective for annual reporting periods beginning after December 15, 2019. The Company is currently undertaking a data analysis and is taking measures so that its systems capture data applicable to the standard. In addition, the Company is undergoing a readiness assessment with an external consultant that began in the first quarter of fiscal 2018.

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

ASU No. 2016-02, Leases (Topic 842): Amendments to the Leases Analysis

This ASU requires organizations to recognize lease assets and lease liabilities on the balance sheet, along with disclosing key information about leasing arrangements.  This update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and the Company has finalized its initial assessment of the ASU and expects that the standard will be immaterial to the consolidated financial statements with the Company's current leases.

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

ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes

This ASU requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. This update was effective for annual and interim periods in fiscal years beginning after December 15, 2016, and did not have an impact on the consolidated financial statements.

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

This ASU addresses eight classification issues related to the statement of cash flows including: debt prepayment or debt extinguishment costs, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. This update is effective for annual and interim periods in fiscal years beginning after December 15, 2017, and the Company expects the impact to the consolidated financial statements to be minimal.

ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities

This ASU requires entities to shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments in this update require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and is not expected to have a material impact on the consolidated financial statements.

ASU 2017-12, Receivables - Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
This ASU targets improving the accounting treatment for hedging activities and provides more flexibility in defining what can be hedged, while reducing earnings volatility due to ineffective hedges, and minimizing documentation requirements. The ASU also offers the ability to reclassify prepayable debt securities from HTM to AFS and subsequently sell the securities, as long as the securities are eligible to be hedged. This update is effective for annual periods and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted in any interim period or fiscal year before the effective date. The Company early adopted ASU 2017-12 as of October 1, 2017. The Company reclassified certain prepayable debt securities from HTM to AFS during the first quarter of fiscal 2018. See Note 5 to the Notes to Condensed Consolidated Financial Statements for additional information on the securities reclassed.

ASU 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

This ASU allows equity investments that do not have a readily determinable fair value to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The ASU also requires enhanced disclosure about those investments. The ASU simplifies the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period. Entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet are required to use the exit price notion consistent with Topic 820, Fair Value Measurement. This update will be effective for annual and interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2016-01 on its consolidated financial statements.

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

Securities Available for Sale and Held to Maturity.  Securities available for sale are recorded at fair value on a recurring basis and securities held to maturity are carried at amortized cost.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  For both Level 1 and Level 2 securities, management uses various methods and techniques to corroborate prices obtained from the pricing service, including but not limited to reference to dealer or other market quotes, and by reviewing valuations of comparable instruments.  The Company’s Level 1 securities include equity securities and mutual funds.  Level 2 securities include U.S. Government agency and instrumentality securities, U.S. Government agency and instrumentality mortgage-backed securities, municipal bonds and corporate debt securities.  The Company had no Level 3 securities at December 31, 2017 or September 30, 2017.

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

The following table summarizes the fair values of securities available for sale and held to maturity at December 31, 2017 and September 30, 2017.  Securities available for sale are measured at fair value on a recurring basis, while securities held to maturity are carried at amortized cost in the consolidated statements of financial condition.

	Fair Value At December 31, 2017
	Available For Sale				Held to Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Small business administration securities	56,948	—	56,948	—	—	—	—	—
Obligations of states and political subdivisions	14,610	—	14,610	—	4,342	—	4,342	—
Non-bank qualified obligations of states and political subdivisions	1,223,030	—	1,223,030	—	227,482	—	227,482	—
Asset-backed securities	95,823	—	95,823	—	—	—	—	—
Mortgage-backed securities	600,112	—	600,112	—	8,320	—	8,320	—
Total debt securities	1,990,523	—	1,990,523	—	240,144	—	240,144	—
Common equities and mutual funds	1,829	1,829	—	—	—	—	—	—
Total securities	$1,992,352	$1,829	$1,990,523	$—	$240,144	$—	$240,144	$—

	Fair Value At September 30, 2017
	Available For Sale				Held to Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Small business administration securities	57,871	—	57,871	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	19,368	—	19,368	—
Non-bank qualified obligations of states and political subdivisions	950,829	—	950,829	—	432,361	—	432,361	—
Asset-backed securities	96,832	—	96,832	—	—	—	—	—
Mortgage-backed securities	586,454	—	586,454	—	112,456	—	112,456	—
Total debt securities	1,691,986	—	1,691,986	—	564,185	—	564,185	—
Common equities and mutual funds	1,445	1,445	—	—	—	—	—	—
Total securities	$1,693,431	$1,445	$1,691,986	$—	$564,185	$—	$564,185	$—

Loans.  The Company does not record loans at fair value on a recurring basis.  However, if a loan is considered impaired, an allowance for loan losses is established.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, Receivables.

The following table summarizes the assets of the Company that were measured at fair value in the consolidated statements of financial condition on a non-recurring basis as of December 31, 2017 and September 30, 2017.

	Fair Value At December 31, 2017
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Foreclosed Assets, net	128	—	—	128
Total	$128	$—	$—	$128

	Fair Value At September 30, 2017
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Foreclosed Assets, net	292			292
Total	$292	$—	$—	$292

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at December 31, 2017	Fair Value at September 30, 2017	Valuation Technique	Unobservable Input	Range of Inputs
Foreclosed Assets, net	$128	292	Market approach	Appraised values (1)	4.00 - 10.00%

(1)	The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimating selling costs in a range of 4% to 10%.

The following table discloses the Company’s estimated fair value amounts of its financial instruments as of the dates set forth below.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of December 31, 2017 and September 30, 2017, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at December 31, 2017 and September 30, 2017.

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$1,300,409	$1,300,409	$1,300,409	$—	$—

Securities available for sale	1,992,352	1,992,352	1,829	1,990,523	—
Securities held to maturity	243,492	240,144	—	240,144	—
Total securities	2,235,844	2,232,496	1,829	2,230,667	—

Loans receivable:
One to four family residential mortgage loans	203,967	205,413	—	—	205,413
Commercial and multi-family real estate loans	654,029	655,777	—	—	655,777
Agricultural real estate loans	61,303	61,257	—	—	61,257
Consumer loans	274,981	293,832	—	—	293,832
Commercial operating loans	56,516	56,520	—	—	56,520
Agricultural operating loans	24,696	24,506	—	—	24,506
CML insurance premium finance loans	235,671	235,530	—	—	235,530
Total loans receivable	1,511,163	1,532,835	—	—	1,532,835

Federal Home Loan Bank stock	57,443	57,443	—	57,443	—
Accrued interest receivable	21,089	21,089	21,089	—	—

Financial liabilities
Noninterest bearing demand deposits	2,779,645	2,779,645	2,779,645	—	—
Interest bearing demand deposits, savings, and money markets	185,376	185,376	185,376	—	—
Certificates of deposit	128,220	127,451	—	127,451	—
Wholesale non-maturing deposits	40,928	40,928	40,928	—	—
Wholesale certificates of deposit	379,476	379,101	—	379,101	—
Total deposits	3,513,645	3,512,501	3,005,949	506,552	—

Advances from Federal Home Loan Bank	210,000	210,002	—	210,002	—
Federal funds purchased	1,100,000	1,100,000	1,100,000	—	—
Securities sold under agreements to repurchase	3,339	3,339	—	3,339	—
Capital lease	1,922	1,922	—	1,922	—
Trust preferred securities	10,310	10,445	—	10,445	—
Subordinated debentures	73,382	75,750	—	75,750	—
Accrued interest payable	4,065	4,065	4,065	—	—

	September 30, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$1,267,586	$1,267,586	$1,267,586	$—	$—

Securities available for sale	1,693,431	1,693,431	1,445	1,691,986	—
Securities held to maturity	563,529	564,185	—	564,185	—
Total securities	2,256,960	2,257,616	1,445	2,256,171	—

Loans receivable:
One to four family residential mortgage loans	196,706	196,970	—	—	196,970
Commercial and multi-family real estate loans	585,510	576,330	—	—	576,330
Agricultural real estate loans	61,800	61,584	—	—	61,584
Consumer loans	163,004	163,961	—	—	163,961
Commercial operating loans	35,759	35,723	—	—	35,723
Agricultural operating loans	33,594	32,870	—	—	32,870
CML insurance premium finance loans	250,459	250,964	—	—	250,964
Total loans receivable	1,326,832	1,318,402	—	—	1,318,402

Federal Home Loan Bank stock	61,123	61,123	—	61,123	—
Accrued interest receivable	19,380	19,380	19,380	—	—

Financial liabilities
Noninterest bearing demand deposits	2,454,057	2,454,057	2,454,057	—	—
Interest bearing demand deposits, savings, and money markets	169,557	169,557	169,557	—	—
Certificates of deposit	123,637	123,094	—	123,094	—
Wholesale non-maturing deposits	18,245	18,245	18,245	—	—
Wholesale certificates of deposits	457,928	457,509	—	457,509	—
Total deposits	3,223,424	3,222,462	2,641,859	580,603	—

Advances from Federal Home Loan Bank	415,000	415,003	—	415,003	—
Federal funds purchased	987,000	987,000	987,000	—	—
Securities sold under agreements to repurchase	2,472	2,472	—	2,472	—
Capital lease	1,938	1,938	—	1,938	—
Trust preferred securities	10,310	10,447	—	10,447	—
Subordinated debentures	73,347	76,500	—	76,500	—
Accrued interest payable	2,280	2,280	2,280	—	—

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at December 31, 2017 and September 30, 2017.

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

LOANS RECEIVABLE, NET
The fair value of loans is estimated using a historical or replacement cost basis concept (i.e., an entrance price concept).  The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers and for similar remaining maturities.  When using the discounting method to determine fair value, homogeneous loans with similar terms and conditions were grouped together and discounted at a target rate at which similar loans would be made to borrowers at December 31, 2017 or September 30, 2017.  In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value as a result of the discounted cash flow which approximates the fair value adjustment for the credit quality component.

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

NOTE 11. GOODWILL AND INTANGIBLE ASSETS

The Company held a total of $98.7 million of goodwill as of December 31, 2017. The recorded goodwill was due to two separate business combinations during fiscal 2015 and two separate business combinations during the first quarter of fiscal 2017. The fiscal 2015 business combinations included $11.6 million of goodwill in connection with the purchase of substantially all of the commercial loan portfolio and related assets of AFS/IBEX on December 2, 2014 and $25.4 million of goodwill in connection with the purchase of substantially all of the assets and liabilities of Refund Advantage on September 8, 2015. The fiscal 2017 business combinations included $30.4 million of goodwill in connection with the purchase of substantially all of the assets of EPS Financial, LLC on November 1, 2016; and $31.4 million of goodwill in connection with the purchase of substantially all of the assets and specified liabilities of Specialty Consumer Services LP on December 14, 2016. The goodwill associated with these transactions is deductible for tax purposes.

The changes in the carrying amount of the Company’s goodwill and intangible assets for the three months ended December 31, 2017 and 2016 were as follows:

	2017	2016
	(Dollars in Thousands)
Goodwill
Balance as of September 30,	$98,723	$36,928
Acquisitions during the period	—	61,970
Write-offs during the period	—	—
Balance as of December 31,	$98,723	$98,898

	Trademark(1)	Non-Compete(2)	Customer Relationships(3)	All Others(4)	Total
Intangibles
Balance as of September 30, 2017	$10,051	$1,782	$31,707	$8,638	$52,178
Acquisitions during the period	—	—	—	38	38
Amortization during the period	(159)	(132)	(1,160)	(230)	(1,681)
Write-offs during the period	—	—	—	(14)	(14)
Balance as of December 31, 2017	$9,892	$1,650	$30,547	$8,432	$50,521

Gross carrying amount	$10,990	$2,480	$57,810	$10,540	$81,820
Accumulated amortization	(1,098)	(830)	(17,015)	(1,565)	(20,508)
Accumulated impairment	—	—	(10,248)	(543)	(10,791)
Balance as of December 31, 2017	$9,892	$1,650	$30,547	$8,432	$50,521
(1) Book amortization period of 5-15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 3-5 years. Amortized using the straight line method.
(3) Book amortization period of 10-30 years. Amortized using the accelerated method.
(4) Book amortization period of 3-20 years. Amortized using the straight line method.

	Trademark(1)	Non-Compete(2)	Customer Relationships(3)	All Others(4)	Total
Intangibles
Balance as of September 30, 2016	$5,149	$127	$20,590	$3,055	$28,921
Acquisitions during the period	5,480	2,210	32,230	6,156	46,076
Amortization during the period	(120)	(86)	(1,193)	(126)	(1,525)
Write-offs during the period	—	—	—	—	—
Balance as of December 31, 2016	$10,509	$2,251	$51,627	$9,085	$73,472

Gross carrying amount	$10,970	$2,510	$58,270	$9,711	$81,461
Accumulated amortization	(461)	(259)	(6,643)	(626)	(7,989)
Balance as of December 31, 2016	$10,509	$2,251	$51,627	$9,085	$73,472
(1) Book amortization period of 15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 3 years. Amortized using the straight line method.
(3) Book amortization period of 10-30 years. Amortized using the accelerated method.
(4) Book amortization period of 3-20 years. Amortized using the straight line method.

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in the remaining nine months of fiscal 2018 and subsequent fiscal years is as follows:

(Dollars in Thousands)
Remaining in 2018	$6,028
2019	7,151
2020	5,753
2021	5,184
2022	4,262
2023	3,625
Thereafter	18,518
Total anticipated intangible amortization	$50,521

The Company tests intangible assets for impairment at least annually or more often if conditions indicate a possible impairment.  There were no impairments to intangible assets during the three months ended December 31, 2017 or 2016.  The annual goodwill impairment test for fiscal 2018 will be conducted at September 30, 2018.

NOTE 12. INCOME TAXES

Income tax expense for the fiscal 2018 first quarter was $5.7 million, resulting in an effective tax rate of 54.9%, compared to $0.3 million, or an effective tax rate of 21.6%, for the fiscal 2017 first quarter.

The Tax Cuts and Jobs Act (the "Tax Act") was signed into law on December 22, 2017. The Tax Act has a significant impact on the U.S. corporate income tax regime by lowering the U.S. corporate tax rate from 35 percent to 21 percent effective for taxable years beginning on or after January 1, 2018 in addition to implementing numerous other changes. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.

As a result of the Tax Act, the Company remeasured its deferred tax assets and deferred tax liabilities during its fiscal 2018 first quarter, resulting in additional income tax expense of $3.6 million. As the Company’s fiscal year end ends on September 30, the statutory corporate rate for fiscal 2018 will be prorated to 24.53 percent.

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance regarding how a company is to reflect provisional amounts when necessary information is not yet available, prepared or analyzed sufficiently to complete its accounting for the effect of the changes in the Tax Act. The income tax expense of $3.6 million recorded during the fiscal 2018 first quarter represents all known and estimable impacts of the Tax Act and is a provisional amount based on the Company’s current best estimate. This provisional amount incorporates assumptions made based upon the Company’s current interpretations of the Tax Act and may change as the Company receives additional clarification and implementation guidance, and as data becomes available allowing for a more accurate scheduling of the deferred tax assets and liabilities, including those related to items potentially impacted by the Tax Act such as fixed assets and employee compensation. Adjustments to this provisional amount through December 22, 2018 will be included in income from operations as an adjustment to tax expense in future periods.

NOTE 13. REGULATORY MATTERS

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

NOTE 14. SUBSEQUENT EVENTS
On January 2, 2018, a deed in lieu of foreclosure was executed on the collateral for a large, well-collateralized loan relationship. Upon execution of the deed in lieu, the Company took ownership of the properties serving as collateral and transferred the loans to foreclosed real estate and repossessed assets. If, as expected, the properties are sold prior to the end of the agreed-upon receivership period set forth in the settlement agreement, the Company will be entitled to all principal, note interest, legal and other fees and expenses. After the receivership period ends, if the properties are not sold, the Company will be entitled to the fair value of the properties.
On January 9, 2018, the Company announced that it entered into a definitive merger agreement with Crestmark Bancorp, Inc. (“Crestmark”), the holding company of Crestmark Bank, whereby the Company will acquire Crestmark in an all-stock transaction.
Pursuant to the terms of the merger agreement, at the effective time of the merger, Crestmark will merge with and into the Company, and Crestmark Bank will merge with and into MetaBank (the "Bank").
Under the terms of the merger agreement, Crestmark shareholders will receive 2.65 shares of the Company's common stock for each share of Crestmark common stock. The aggregate value of the acquisition consideration, based on the closing price of Meta Financial shares on January 8, 2018 of $91.35, would have been $320.6 million. Giving effect to the transaction, existing shareholders of the Company are expected to own approximately 75%, and Crestmark shareholders are expected to own approximately 25%, of the outstanding shares of the Company.
On January 25, 2018, the Company announced that the Bank entered into a three-year program agreement with Liberty Lending, LCC ("Liberty"), whereby the Bank will provide personal loans to Liberty customers. Under the agreement, the Bank expects to originate between $500 million and $1 billion in personal loans during the term of the program. The loan products contemplated under this agreement will be closed-end installment loans ranging from $3,500 to $45,000 in principal amount with lengths of between 13 and 60 months. The Bank expects to begin providing such loans as early as the third quarter of fiscal 2018. The Bank has the contractual right to sell these loans or interests in the loans. The agreement marks the entry point for the Company into a direct-to-consumer credit business.

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

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” or the negative of those terms, or other words of similar meaning or similar expressions. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements are based on information currently available to us and assumptions about future events, and include statements with respect to the Company’s beliefs, expectations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such risks, uncertainties and other factors may cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Such statements address, among others, the following subjects: future operating results; customer retention; loan and other product demand; important components of the Company's statements of financial condition and operations; growth and expansion; new products and services, such as those offered by the Bank or the Company's Payments divisions (which includes Meta Payments Systems (“MPS”) and its tax-related financial solutions divisions: Refund Advantage, EPS Financial (“EPS”) and Specialty Consumer Services (“SCS”)); credit quality and adequacy of reserves; technology; and the Company's employees. The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: the risk that the transaction with Crestmark may not occur on a timely basis or at all; the parties’ ability to obtain regulatory approvals and approval of their respective shareholders, and otherwise satisfy the other conditions to closing, on a timely basis or at all; the risk that the businesses of the Company and MetaBank, on the one hand, and Crestmark and Crestmark Bank, on the other hand, may not be combined successfully, or such combination may take longer, be more difficult, time-consuming or costly to accomplish than expected; the expected growth opportunities, beneficial synergies and/or operating efficiencies from the proposed transaction with Crestmark may not be fully realized or may take longer to realize than expected; customer losses and business disruption following the announcement or consummation of the proposed transaction; potential litigation relating to the proposed merger transaction; the risk that the Company may incur unanticipated or unknown losses or liabilities if it completes the proposed transaction with Crestmark and Crestmark Bank; the risk that the Company’s preliminary analysis of the impact of the Tax Act may be incorrect; additional changes in tax laws; the risk that the Bank may be unable to originate between $500 million and $1 billion in personal loans during the three-year term of the program agreement with Liberty Lending, LLC; the risk that we are unable to recoup a significant portion of the lost earnings associated with the non-renewal of the agreement with H&R Block through agreements with new tax partners and expanded relationships with existing tax partners; the risk that loan production levels and other anticipated benefits related to the agreement with Jackson Hewitt Tax Service®, as extended, may not be as much as anticipated; maintaining our executive management team; the strength of the United States' economy, in general, and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), as well as efforts of the United States Treasury in conjunction with bank regulatory agencies to stimulate the economy and protect the financial system; inflation, interest rate, market, and monetary fluctuations; the timely development of, and acceptance of new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third parties, including in connection with the Company’s refund advance business, the risk of reduced volume of refund advance loans as a result of reduced customer demand for or acceptance of usage of the Company’s strategic partners’ refund advance products; any actions which may be initiated by our regulators in the future; the impact of changes in financial services laws and regulations, including, but not limited to, laws and regulations relating to the tax refund industry and the insurance premium finance industry; our relationship with our primary regulators, the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve, as well as the Federal Deposit Insurance Corporation (“FDIC”), which insures the Bank’s deposit accounts up to applicable limits; technological changes, including, but not limited to, the protection of electronic files or databases; acquisitions; litigation risk, in general, including, but not limited to, those risks involving the Bank's divisions; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by the Bank of its status as a well-capitalized institution, particularly in light of our growing deposit base, a portion of which has been characterized as “brokered”; changes in consumer spending and saving habits; and the success of the Company at maintaining its high quality asset level and managing and collecting assets of borrowers in default should problem assets increase.

The foregoing list of factors is not exclusive.  We caution you not to place undue reliance on these forward-looking statements. The forward-looking statements included in this Quarterly Report speak only as of the date hereof.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  Additional discussions of factors affecting the Company’s business and prospects are included under the caption "Risk Factors" and in other sections of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 and in other filings made with the SEC.  The Company expressly disclaims any intent or obligation to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company or its subsidiaries, whether as a result of new information, changed circumstances or future events or for any other reason.

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

The following discussion focuses on the consolidated financial condition of the Company at December 31, 2017, compared to September 30, 2017, and the consolidated results of operations for the three months ended December 31, 2017 and 2016.  This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2017 and the related management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

BUSINESS DEVELOPMENTS
On January 9, 2018, the Company announced that it entered into a definitive merger agreement with Crestmark Bancorp, Inc. (“Crestmark”), the holding company of Crestmark Bank, whereby the Company will acquire Crestmark in an all-stock transaction.
Pursuant to the terms of the merger agreement, at the effective time of the merger, Crestmark will merge with and into the Company, and Crestmark Bank will merge with and into MetaBank. As of September 30, 2017, the Bank had $5.2 billion in assets and $1.3 billion in total loans and, on a pro forma consolidated basis, the combined company would have had approximately $6.4 billion in assets and $2.2 billion in loans and leases, or 34% of total assets, with lending operations throughout the U.S.
Under the terms of the merger agreement, Crestmark shareholders will receive 2.65 shares of the Company's common stock for each share of Crestmark common stock. The aggregate value of the acquisition consideration, based on the closing price of Meta Financial shares on January 8, 2018, of $91.35, would have been $320.6 million. Giving effect to the transaction, existing shareholders of the Company are expected to own approximately 75%, and Crestmark shareholders are expected to own approximately 25%, of the outstanding shares of the Company.
Crestmark, through Crestmark Bank, is a commercial lender offering asset-based loans, equipment finance leases and government guaranteed loans to small and mid-sized businesses across the US. Crestmark focuses on working with a broad range of industries, including manufacturing, transportation and health care. Crestmark will operate as a division of MetaBank and will continue to operate from its offices in Troy, Michigan.
On January 25, 2018, the Company announced that MetaBank entered into a three year program agreement with Liberty Lending, LLC ("Liberty"), whereby MetaBank will provide personal loans to Liberty customers. Under the agreement, the Bank expects to originate between $500 million and $1 billion in personal loans during the term of the program. The loan products contemplated under this agreement will be closed-end installment loans ranging from $3,500 to $45,000 in principal amount with lengths of between 13 and 60 months. The Bank expects to begin providing such loans as early as the third quarter of fiscal 2018. The Bank has the contractual right to sell these loans or interests in the loans. The agreement marks the entry point for the Company into a direct-to-consumer credit business.
As previously disclosed, on October 11, 2017, the Company completed the purchase of a $73.0 million, seasoned, floating rate, private student loan portfolio. All loans are indexed to one-month LIBOR. The portfolio is serviced by ReliaMax Lending Services LLC and insured by ReliaMax Surety Company. This portfolio purchase builds on the Company's existing student loan platform.

OVERVIEW OF FINANCIAL PERFORMANCE

The Company recorded net income of $4.7 million, or $0.48 per diluted share, for the three months ended December 31, 2017, compared to net income of $1.2 million, or $0.14 per diluted share, for the three months ended December 31, 2016, an increase of 275%. Included in the 2018 fiscal first quarter net income was an additional, non recurring income tax expense of $3.6 million from a reduction in the value of certain deferred tax assets as a result of the Tax Cuts and Jobs Act (the "Tax Act") signed into law on December 22, 2017. The 2018 fiscal first quarter pre-tax results included a $1.0 million loss on sale of investments and $1.3 million of acquisition expenses. The 2018 fiscal first quarter pre-tax results also included $1.7 million in amortization of intangible assets and $1.3 million in non-cash stock-related compensation associated with executive officer employment agreements.

Net interest income was $26.2 million in the 2018 fiscal first quarter, an increase of $6.4 million, or 32%, compared to the first quarter of fiscal 2017. This increase was primarily a result of high credit quality loan growth in both the commercial insurance premium finance loan portfolio and community banking loan portfolio, as well as the purchased floating rate student loans. Also contributing to the improvement were increases in higher yielding securities balances, primarily due to highly-rated tax-exempt municipal securities at relatively high tax equivalent yields and a continuing improvement in the overall interest-earning asset mix.

Card fee income increased $6.8 million, or 37%, for the 2018 fiscal first quarter when compared to the same quarter in 2017. This increase was due to residual fees related to a wind down of two of our non-strategic programs. The Company expects fiscal year 2018 total card fee income to be between $95.0 million and $101.0 million and expects total card processing expense to be between $23.0 million and $27.0 million.

Total tax product fee income increased $1.5 million, or 242%, from $0.6 million for the three months ended December 31, 2016 to $2.1 million for the three months ended December 31, 2017. This increase was primarily due to the volume of pre-season tax advance loans originated during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. All of these loans are being held during fiscal 2018, as opposed to the previous year when many of these loans were sold, which also contributed to the increase.

The Company's 2018 fiscal first quarter average assets grew to $4.12 billion, compared to $3.49 billion in the 2017 first quarter, an increase of 18%, primarily driven by growth in loan and securities balances.

Total loans receivable, net of allowance for loan losses, increased $393.2 million, or 36%, at December 31, 2017, compared to December 31, 2016. This increase was primarily related to growth in commercial real estate loans of $213.5 million, or 48%, growth in consumer loans of $101.8 million, or an increase of 59%, of which $56.7 million was attributable to the Company's purchased student loan portfolios and $44.0 million was related to refund advance loans, growth in commercial insurance premium finance loans of $56.2 million, or an increase of 31%, and growth in residential mortgage loans of $31.1 million, or an increase of 18%. The growth in net loans receivable from December 31, 2016 to December 31, 2017 was partially offset by an $11.6 million decrease, or a 12% decrease, in total agricultural loans. Excluding all purchased student loan portfolios and refund advance loans, total loans receivable, net of allowance for loan losses, at December 31, 2017 were up $293.1 million, or 30%, compared to the same period of the prior year. At December 31, 2017, community banking loans increased $223.3 million, or 29%, compared to December 31, 2016.

Payments division average deposits increased $295.2 million, or 15%, for the 2018 fiscal first quarter when compared to the same quarter of 2017.

Non-performing assets (“NPAs”) were 0.61% of total assets at December 31, 2017, compared to 0.05% at December 31, 2016. The increase in NPAs was primarily related to a large, well-collateralized agricultural loan relationship being more than 90 days past due, which was still accruing at December 31, 2017. On January 2, 2018, a deed in lieu of foreclosure was executed on the collateral for this relationship upon which the Company took ownership of the properties serving as collateral and transferred the loans to foreclosed real estate and repossessed assets. If, as expected, the properties are sold prior to the end of the agreed-upon receivership period set forth in the settlement agreement, the Company will be entitled to all principal, note interest, legal and other fees and expenses. After the receivership period ends, if the properties are not sold, the Company will be entitled to the fair value of the properties, which the Company believes to be significantly in excess of all principal, note interest, legal and other fees and expenses. At September 30, 2017, NPAs were 0.72% of total assets. The decrease in NPAs from September 30, 2017 to December 30, 2017 was primarily due to the payoff of a $7.0 million nonperforming agricultural loan relationship during the first quarter of fiscal 2018.

FINANCIAL CONDITION

At December 31, 2017, the Company’s assets increased by $189.6 million, or 4%, to $5.42 billion compared to $5.23 billion at September 30, 2017. The increase in assets was primarily due to an increase in loans receivable.

Total cash and cash equivalents were $1.30 billion at December 31, 2017, an increase of $32.8 million, or 3%, from $1.27 billion at September 30, 2017. Similar to September 30, 2017, the Company also temporarily repositioned the balance sheet at the end of the 2018 fiscal first quarter to prepare for the upcoming seasonal tax lending activity.
The Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the Federal Reserve Bank.

The total of mortgage-backed securities (“MBS”) and investment securities decreased $21.1 million, or 1%, to $2.24 billion at December 31, 2017, compared to $2.26 billion at September 30, 2017, as maturities, sales, and principal pay downs exceeded purchases.  The Company’s portfolio of investment securities and MBS securities consists primarily of U.S. Government agency and instrumentality MBS, which have relatively short expected lives, U.S. Government related asset backed securities, U.S. Government agency or instrumentality collateralized housing related municipal securities, and high quality non-bank qualified obligations of states and political subdivisions (“NBQ”), which mature in approximately 15 years or less.  Of the total MBS, $600.1 million were classified as available for sale, and $8.5 million were classified as held to maturity.  Of the total investment securities, $1.39 billion were classified as available for sale and $235.0 million were classified as held to maturity. During the three month period ended December 31, 2017, the Company purchased $105.3 million of investment securities available for sale, no MBS securities, and no investment securities held to maturity, with the available for sale investment security purchases consisting primarily of Ginnie Mae (“GNMA”) convertible and collateralized municipal housing securities and other municipal housing securities fully collateralized by U.S. agency and instrumentality securities.

During the first quarter of fiscal 2018, the Company early adopted Accounting Standard Update ("ASU") 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." Due to the early adoption of the ASU, the Company transferred $204.7 million of investment securities and $101.3 million of MBS from HTM to AFS during the first quarter of fiscal 2018. This change allows for enhanced balance sheet management and provides the opportunity for more liquidity, should it be needed.

The Company’s portfolio of net loans receivable increased $182.4 million, or 14%, to $1.50 billion at December 31, 2017, from $1.32 billion at September 30, 2017. This increase was primarily attributable to a $112.0 million increase in consumer loans, largely due to the student loan portfolio purchases and refund advance loans, a $68.5 million, or 12%, increase in commercial real estate loans, a $20.8 million, or 58%, increase in commercial operating loans, and a $7.3 million, or 4%, increase in residential mortgage loans, offset in part by a $14.8 million, or 6%, decrease in commercial insurance premium finance loans and a $9.4 million, or 10%, decrease in total agricultural loans, during the three months ended December 31, 2017. Excluding the purchased student loan portfolios and refund advances, total loans receivable, net of allowance for loan losses, would have increased $72.2 million, or 6%, from September 30, 2017 to December 31, 2017. Community banking loans increased $61.5 million, or 7%, during this period. Of the $654.0 million in commercial and multi-family real estate loans at December 31, 2017, $129.9 million were considered high-volatility commercial real estate (“HVCRE”) loans.  While such HVCRE loans are risk-weighted at 150% rather than 100%, as is customary for non-HVCRE commercial loans, the increase to the Company’s risk-weighted assets continues to be inconsequential in terms of the Company’s capital ratios.

Total deposits increased $290.2 million, or 9%, at December 31, 2017, to $3.51 billion from $3.22 billion at September 30, 2017, primarily related to an increase of $325.6 million in non-interest bearing deposits, an increase of $17.1 million in interest-bearing checking deposits and a $4.6 million increase in certificates of deposit. The increase in total deposits was partially offset by a decrease of $55.8 million in wholesale deposits. Deposits attributable to the Payments segment increased by $331.8 million, or 14%, to $2.77 billion at December 31, 2017, compared to $2.44 billion at September 30, 2017.  The average balance of total deposits and interest-bearing liabilities was $3.62 billion for the three month period ended December 31, 2017, compared to $3.06 billion for the same period in the prior year. The average balance of non-interest bearing deposits for the three month period ended December 31, 2017 increased by$272.3 million, or 13%, to $2.33 billion, compared to the same period in the prior year.

Total borrowings decreased $91.1 million, or 6%, from $1.49 billion at September 30, 2017 to $1.40 billion at December 31, 2017, primarily due to a decrease of federal funds purchased. At September 30, 2017 and December 31, 2017, the Company's cash balances were much higher than normal due to a temporary repositioning of the balance sheet at those dates as part of its preparations for the 2018 tax season. The Company’s overnight federal funds purchased fluctuates on a daily basis due to the nature of a portion of its non-interest bearing deposit base, primarily related to payroll processing timing with a higher volume of overnight federal funds purchased on Monday through Wednesday, which are typically paid down on Thursday and Friday.  Secondarily, a portion of certain programs are pre-funded, typically in the final week of the month and the corresponding deposits are received typically on the first day of the following month causing a temporary increased need for overnight borrowings. Accordingly, our level of borrowings may fluctuate significantly on any particular quarter end date.

At December 31, 2017, the Company’s stockholders’ equity totaled $437.7 million, an increase of $3.2 million, from $434.5 million at September 30, 2017.  The increase was attributable to net earnings and an increase in additional paid-in capital, offset by accumulated other comprehensive income and cash dividends paid. At December 31, 2017, the Bank continued to exceed all regulatory requirements for classification as a well‑capitalized institution.  See “Liquidity and Capital Resources” for further information.

Non-performing Assets and Allowance for Loan Losses

Generally, for the majority of loan segments, when a loan becomes delinquent 90 days or more (210 days or more for commercial insurance premium finance loans), or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is reversed against current income. The loan will remain in non-accrual status until the loan becomes current and has demonstrated a sustained period of satisfactory performance, typically after six months.

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

The Company believes that the level of allowance for loan losses at December 31, 2017 was appropriate and reflected probable losses related to these loans; however, there can be no assurance that all loans will be fully collectible or that the present level of the allowance will be adequate in the future. See “Allowance for Loan Losses” below.

The table below sets forth the amounts and categories of non-performing assets in the Company’s portfolio as of the dates set forth below. Foreclosed assets include assets acquired in settlement of loans.

	Non-Performing Assets As Of
	December 31, 2017	September 30, 2017
Non-Performing Loans	(Dollars in Thousands)

Non-Accruing Loans:
Commercial and Multi-Family Real Estate	284	685
Total (1)	284	685

Accruing Loans Delinquent 90 Days or More
1-4 Family Real Estate	234	—
Agricultural Real Estate	27,818	34,198
Consumer	1,624	1,406
Agricultural Operating	—	97
CML Insurance Premium Finance	3,194	1,205
Total	32,870	36,906

Total Non-Performing Loans	33,154	37,591

Other Assets
Foreclosed Assets:
1-4 Family Real Estate	—	62
Commercial and Multi-Family Real Estate	128	230
Total	128	292

Total Other Assets	$128	$292

Total Non-Performing Assets	$33,282	$37,883
Total as a Percentage of Total Assets	0.61%	0.72%
Total Non-Performing Assets as a Percentage of Total Assets - excluding insured loans(2)	0.58%	0.70%

(1) During the three-month period ended December 31, 2017, the Company had $1.1 million of loans modified as troubled debt restructurings ("TDRs") and no loans modified as TDRs during the three-month period ended September 30, 2017. In addition, the Company had $1.6 million and $0.5 million of TDRs performing in accordance with their terms at each of the periods ended December 31, 2017 and September 30, 2017.
(2)Excludes from non-performing assets the student loans that are insured by ReliaMax Surety Company.

At December 31, 2017, non-performing loans totaled $33.2 million, representing 2.19% of total loans, compared to $37.6 million, or 2.83% of total loans at September 30, 2017. This decrease in non-performing loans was primarily due to the payoff of a $7.0 million nonperforming agricultural loan relationship during the first quarter of fiscal 2018.

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

On the basis of management’s review of its loans and other assets, at December 31, 2017, the Company had classified $40.4 million of its assets as substandard and did not classify any assets as doubtful or loss. At September 30, 2017, the Company classified $40.6 million of its assets as substandard and did not classify any assets as doubtful or loss.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the appropriateness of its allowance for loan losses. The current economic environment continues to show signs of improvement in the Bank’s markets.  The Bank’s average loss rates over the past three years for community banking loans were relatively low compared to peers, but were offset with a higher agricultural loss rate in fiscal year 2016 driven by the charge off of one relationship. The Bank does not believe it is likely that these low loss conditions will continue indefinitely.  Although the Bank’s four market areas have indirectly benefited from a stable agricultural market, the market has become slightly stressed as commodity prices have generally remained lower than a few years ago. Management believes the low commodity prices and adverse weather conditions have the potential to negatively impact the economies of our agricultural markets. The improving economic conditions have also kept the loss rates on the national lending loans as well as the tax service loans relatively low, although management realizes that these low loss conditions may not continue.

At December 31, 2017, the Company had established an allowance for loan losses totaling $8.9 million, compared to $7.5 million at September 30, 2017. This increase was primarily due to the additional provision expense related to loans originated by our tax services divisions. During the three months ended December 31, 2017, the Company recorded a provision for loan losses of $1.1 million, partially offset by $0.3 million of net recoveries, compared to $0.1 million of net charge offs for the three months ended December 31, 2016.  Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio, and other factors, the level of the allowance for loan losses at December 31, 2017 reflected an appropriate allowance against probable losses from the loan portfolio. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.

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

 CRITICAL ACCOUNTING ESTIMATES

The Company’s financial statements are prepared in accordance with U.S. GAAP.  The financial information contained within these financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred.  Management has identified the policies described below as Critical Accounting Policies. These policies involve complex and subjective decisions and assessments. Some of these estimates may be uncertain at the time they are made, could change from period to period, and could have a material impact on the financial statements. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of its Annual Report on Form 10-K for the year ended September 30, 2017, and information contained herein.

Allowance for Loan Losses.  The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  Although management believes the levels of the allowance at both December 31, 2017 and September 30, 2017 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions or other factors could result in losses in excess of the applicable allowance.

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

RESULTS OF OPERATIONS

General. The Company recorded net income of $4.7 million, or $0.48 per diluted share, for the three months ended December 31, 2017, compared to net income of $1.2 million, or $0.14 per diluted share, for the three months ended December 31, 2016. Included in the 2018 fiscal first quarter net income was an income tax expense of $3.6 million from a reduction in the value of certain deferred tax assets as a result of the Tax Act signed into law on December 22, 2017 (see non-interest expense section for further discussion). The 2018 fiscal first quarter pre-tax results included a $1.0 million loss on sale of investments and $1.3 million of acquisition expenses. The 2018 fiscal first quarter pre-tax results also included $1.7 million in amortization of intangible assets and $1.3 million in non-cash stock-related compensation associated with executive officer employment agreements. Total revenue for the fiscal 2018 first quarter was $55.5 million, compared to $39.2 million for the same quarter in fiscal 2017, an increase of $16.3 million, or 42%, primarily due to an increase in interest from commercial insurance premium finance and community banking loans, card fee income, as well as the student loan purchases and income from tax-exempt securities (included in other investment securities), and growth in tax product fee income.

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

Net Interest Income.  Net interest income for the fiscal 2018 first quarter increased by $6.4 million, or 32%, to $26.2 million from $19.8 million for the same quarter in 2017, primarily due to significant increases in the community banking loan portfolio, commercial insurance premium finance loan portfolio, and the purchased student loan portfolios. Growth in investment security balances also contributed to the increase in net interest income. Additionally, the overall increase was driven by a better mix and higher percentage of loans as a percentage of interest-earning assets, with loan yields driving a sizable increase due in part to the recently acquired student loan portfolios and their floating rate yields. The quarterly average outstanding balance of loans from all sources as a percentage of interest-earning assets increased from 30% as of the end of the first fiscal quarter of 2017 to 37% as of the end of the first fiscal quarter of 2018. In addition, lower-yielding agency Mortgage-Backed Securities ("MBS") decreased from 21% of interest-earning assets in the fiscal first quarter of 2017 compared to 18% of interest-earning assets for the same quarter in 2018. Net interest income for the fiscal 2018 first quarter was up $1.7 million from the Company's fiscal 2017 fourth quarter, as anticipated, primarily due to a better mix of earning assets.

Net interest margin, tax equivalent (“NIM”) increased from 2.90% in the fiscal 2017 first quarter to 3.06% in the fiscal 2018 first quarter. The reported 3.06% NIM reflects the lowered corporate prorated tax rate on the Company's tax-exempt municipal portfolio. Had corporate tax rates remained at previous rates, excluding changes resulting from the Tax Act, the reported NIM of 3.06% would have been 3.26%. The reported NIM of 3.06% was also impacted by 16 basis points due to tax service loans and wholesale deposits.

The overall reported tax equivalent yield (“TEY”) on average earning asset yields increased by 31 basis points to 3.55% when comparing the fiscal 2018 first quarter to the 2017 first quarter, which was driven primarily by the Company's improved earning asset mix, with increased exposure to its high-quality commercial insurance premium finance, student, and community banking loan portfolios. The increase in TEY continues to highlight the beneficial tailwind provided by this rotation among earning assets. The reported 3.55% TEY on earning assets reflects the lowered corporate prorated tax rate on the Company's tax-exempt municipal portfolio. Had corporate tax rates remained at previous rates, excluding changes resulting from the adoption of the Tax Act, reported TEY on earning assets would have been 3.75%.

The fiscal 2018 first quarter TEY on the securities portfolio increased by one basis point compared to the prior year fiscal first quarter, primarily due to the continued shift in new investments being made in higher-yielding investment securities, primarily mortgage-related, tax-exempt municipal securities rather than traditional agency MBS securities. The TEY on the securities portfolio of 2.93% for the first fiscal quarter of 2018 reflects the lowered corporate prorated tax rate on the Company's tax-exempt municipal portfolio. Had corporate tax rates remained at previous rates, excluding changes resulting from the adoption of the Tax Act, reported securities portfolio yield would have been 3.25%.

The Company’s average interest-earning assets for the fiscal 2018 first quarter increased by $539.4 million, or 17%, to $3.76 billion, up from $3.22 billion during the same quarter of the last fiscal year, primarily from growth in loan portfolios and tax-exempt investments securities, of $436.8 million and $236.3 million, respectively.

The Company’s average total deposits and interest-bearing liabilities for the 2018 first fiscal quarter increased $556.7 million, or 18%, to $3.62 billion from $3.06 billion for the same quarter of the prior fiscal year. This increase was primarily due to an increase in non-interest-bearing deposits of $272.3 million, an increase in Federal Home Loan Bank advances of $248.9 million and an increase in wholesale deposits of $126.7 million, offset by a decrease in federal funds purchased of $132.1 million. Average quarterly deposits in the Payments segment increased in the fiscal 2018 first quarter by $295.2 million, or 15%, from the same period last year.

Overall, the Company's cost of funds for all deposits and borrowings averaged 0.51% during the fiscal 2018 first quarter, compared to 0.36% for the 2017 first quarter. This increase was primarily due to increases in wholesale deposits, overnight borrowing rates and higher average overall funding balances due to the Company's utilization of more of its capital during non-tax season with higher investment balances and funding, and in preparation to hold more tax loans on the balance sheet. Notwithstanding this increase, the Company believes that its growing, low-cost deposit base gives it a distinct and significant competitive advantage over most banks, and even more so if interest rates continue to rise, because the Company anticipates that its cost of deposits will likely remain relatively low, increasing less than at many other banks. At December 31, 2017 and 2016, low-cost checking deposits represented 83% and 70% of total deposits, respectively.

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

Three Months Ended December 31,	2017			2016
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(2)
Interest-earning assets:
Cash & fed funds sold	$100,321	$607	2.40%	$186,565	$391	0.83%
Mortgage-backed securities	673,411	3,758	2.21%	689,617	3,320	1.91%
Tax exempt investment securities	1,408,552	8,698	3.25%	1,172,252	6,902	3.59%
Asset-backed securities	93,631	765	3.24%	117,928	695	2.34%
Other investment securities	80,035	586	2.91%	87,029	589	2.69%
Total investments	2,255,629	13,807	2.93%	2,066,826	11,506	2.92%
Community banking loans(3)	958,222	10,466	4.33%	762,559	8,169	4.25%
Tax services loans	12,378	—	—%	5,573	—	—%
Commercial insurance premium finance loans	244,380	2,799	4.54%	181,422	2,078	4.54%
Student loans and other	191,510	3,178	6.58%	20,129	431	8.50%
National lending loans(4)	435,891	5,977	5.44%	201,551	2,509	4.94%
Total loans	1,406,490	16,443	4.64%	969,684	10,678	4.37%
Total interest-earning assets	$3,762,441	$30,857	3.55%	$3,223,075	$22,575	3.24%
Non-interest-earning assets	360,508			267,947
Total assets	$4,122,949			$3,491,022

Interest-bearing liabilities:
Interest-bearing checking	$71,448	$50	0.28%	$38,229	$39	0.40%
Savings	53,084	8	0.06%	50,528	7	0.06%
Money markets	47,899	27	0.22%	47,605	21	0.18%
Time deposits	128,496	366	1.13%	131,169	259	0.78%
Wholesale deposits	483,878	1,434	1.18%	357,224	612	0.68%
Total interest-bearing deposits	784,805	1,885	0.95%	624,755	938	0.60%
Overnight fed funds purchased	139,152	525	1.50%	271,272	392	0.57%
FHLB advances	268,913	937	1.38%	20,043	141	2.80%
Subordinated debentures	73,359	1,113	6.02%	73,223	1,111	6.02%
Other borrowings	22,982	201	3.47%	15,580	160	4.06%
Total borrowings	504,406	2,776	2.18%	380,118	1,804	1.88%
Total interest-bearing liabilities	1,289,211	4,661	1.43%	1,004,873	2,742	1.08%
Non-Interest Bearing Deposits	2,328,159	—	—%	2,055,842	—	—%
Total deposits and interest-bearing liabilities	$3,617,370	$4,661	0.51%	$3,060,715	$2,742	0.36%
Other non-interest bearing liabilities	71,398			78,219
Total liabilities	3,688,768			3,138,934
Shareholders' equity	434,181			352,088
Total liabilities and shareholders' equity	$4,122,949			$3,491,022
Net interest income and net interest rate spread including non-interest bearing deposits		$26,196	3.04%		$19,833	2.88%

Net interest margin			2.76%			2.44%
Net interest margin, tax equivalent(5)			3.06%			2.90%

(1) Tax rate used to arrive at the TEY for the three months ended December 31, 2017 was 24.53%
(2) Tax rate used to arrive at the TEY for the three months ended December 31, 2016 was 35%
(3) Previously stated Retail Bank loans have been renamed as Community Banking Loans
(4) Previously stated Specialty Finance Loans have been renamed as National Lending Loans
(5) Net interest margin expressed on a fully taxable equivalent basis ("Net interest margin, tax equivalent") is a non-GAAP financial measure. The tax-equivalent adjustment to net interest income recognizes the estimated income tax savings when comparing taxable and tax-exempt assets and adjusting for federal and state exemption of interest income. We believe that it is a standard practice in the banking industry to present net interest margin expressed on a fully taxable equivalent basis, and accordingly believe the presentation of this non-GAAP financial measure may be useful for peer comparison purposes.

Provision for Loan Losses.  The Company recorded a $1.1 million provision for loan losses in the three month period ended December 31, 2017, as compared to a $0.8 million provision for loan losses in the three month period ended December 31, 2016. The provision during the three months ended December 31, 2017 was primarily due to the additional provision expense related to tax services loans as well as growth in the loan portfolio. See Note 3 to the Condensed Consolidated Financial Statements.

Non-Interest Income.  Non-interest income for the fiscal 2018 first quarter increased by $10.0 million, or 51%, to $29.3 million from $19.3 million for the same period in the prior fiscal year. This increase was largely due to increases in card fee income of $6.8 million, or 37%, and tax product fee income of $1.5 million, or 242%. The increase in card fee income was primarily driven by residual fees related to wind-downs from two of our non-strategic programs. The increase in tax product fee income was primarily due to the volume of pre-season tax advance loans originated during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. All of these loans are also being held during fiscal 2018, as opposed to the previous year when many of these loans were sold, which also contributed to the increase.

Non-Interest Expense.  Non-interest expense increased $7.3 million, or 20%, to $44.0 million, for the first quarter of fiscal year 2018, as compared to $36.8 million for the same period in 2017. This increase was largely caused by a $4.5 million increase in compensation expense, a $1.0 million increase in card processing expense and a $0.9 million increase in occupancy and equipment. The increase in compensation expense was primarily due to a full quarter of expenses related to the EPS and SCS acquisitions, both of which closed during the first quarter of fiscal 2017, along with increased staffing to support the Company's growing business initiatives. The integration of EPS and SCS allowed the Company to gain scale in the tax services divisions during fiscal 2017 and the Company expects to gain further efficiencies during fiscal 2018.

Income Tax. Income tax expense for the fiscal 2018 first quarter was $5.7 million, resulting in an effective tax rate of 54.9%, compared to $0.3 million, or an effective tax rate of 21.6%, for the 2017 fiscal first quarter. The increase in the effective tax rate is primarily due to a non-recurring income tax expense of approximately $3.6 million from a reduction in the value of certain deferred tax assets as a result of the Tax Act. The Company will continue to analyze the financial impact of the Tax Act. As the Company’s fiscal year end falls on September 30, the statutory corporate rate for fiscal 2018 will be prorated to 24.53%.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, derived principally through its Payments divisions, and to a lesser extent through its Community Banking division borrowings, principal and interest payments on loans and mortgage-backed securities, and maturing investment securities. In addition, the Company utilizes wholesale deposit sources to provide temporary funding when necessary or when favorable terms are available. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are influenced by the level of interest rates, general economic conditions and competition. The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At December 31, 2017, the Company had commitments to originate and purchase loans and unused lines of credit totaling $349.5 million.  The Company believes that loan repayments and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

In July 2013, the Company’s primary federal regulator, the Federal Reserve and the Bank’s primary federal regulator, the OCC, approved final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The Basel III Capital Rules substantially revised the risk-based capital requirements applicable to financial institution holding companies and their depository institution subsidiaries, including us and the Bank, as compared to U.S. general risk-based capital rules. The Basel III Capital Rules revised the definitions and the components of regulatory capital, as well as addressed other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also addressed asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replaced the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. In addition, the Basel III Capital Rules implemented certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies’ rules. The Basel III Capital Rules became effective for us and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions.

Pursuant to the Basel III Capital Rules, the Company and Bank, respectively, are subject to new regulatory capital adequacy requirements promulgated by the Federal Reserve and the OCC. Failure by the Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by our regulators that could have a material adverse effect on our consolidated financial statements. Prior to January 1, 2015, the Bank was subject to capital requirements under Basel I and there were no capital requirements for the Company. Under the capital requirements and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined). At December 31, 2017, both the Bank and the Company exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements.  The Company and the Bank took the accumulated other comprehensive income (“AOCI”) opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.

The tables below include certain non-GAAP financial measures that are used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies.  Management reviews these measures along with other measures of capital as part of its financial analysis.

				Minimum
				Requirement to Be
			Minimum	Well Capitalized
			Requirement For	Under Prompt
			Capital Adequacy	Corrective Action
At December 31, 2017	Company	Bank	Purposes	Provisions

Tier 1 leverage ratio	7.68%	9.61%	4.00%	5.00%
Common equity Tier 1 capital ratio	12.93	16.71	4.50	6.50
Tier 1 capital ratio	13.38	16.71	6.00	8.00
Total qualifying capital ratio	16.99	17.11	8.00	10.00

The following table provides certain non-GAAP financial measures used to compute certain of the ratios included in the table above, as well as a reconciliation of such non-GAAP financial measures to the most directly comparable financial measure in accordance with GAAP:

Standardized Approach (1) December 31, 2017
(Dollars in Thousands)

Total equity	$437,705
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	95,705
LESS: Certain other intangible assets	40,417
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	—
LESS: Net unrealized gains (losses) on available-for-sale securities	5,782
Common Equity Tier 1 (1)	295,801
Long-term debt and other instruments qualifying as Tier 1	10,310
LESS: Additional tier 1 capital deductions	—
Total Tier 1 capital	306,111
Allowance for loan losses	9,058
Subordinated debentures (net of issuance costs)	73,382
Total qualifying capital	388,551
(1) Capital ratios were determined using the Basel III capital rules that became effective on January 1, 2015. Basel III revised the definition of capital, increased minimum capital ratios, and introduced a minimum common equity tier 1 capital ratio; those changes are being fully phased in through the end of 2021.

The following table provides a reconciliation of tangible common equity used in calculating tangible book value data to Total Stockholders' Equity.

December 31, 2017
(Dollars in Thousands)
Total Stockholders' Equity	$437,705
LESS: Goodwill	98,723
LESS: Intangible assets	50,521
Tangible common equity	288,461
LESS: AOCI	5,782
Tangible common equity excluding AOCI	282,679

Due to the predictable, quarterly cyclicality of MPS deposits in conjunction with tax season business activity, management believes that a six-month capital calculation is a useful metric to monitor the Company’s overall capital management process. As such, the Bank’s six-month average Tier 1 leverage ratio, Common equity Tier 1 capital ratio, Tier 1 capital ratio, and Total qualifying capital ratio as of December 31, 2017 were 9.75%, 18.17%, 18.17%, and 18.60%, respectively.
Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of Common Equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. The implementation of the capital conservation buffer began on January 1, 2016, which increased or will increase the three risk-based capital ratios by 0.625% each year through 2019, at which point the Common Equity Tier 1 risk-based, Tier 1 risk-based and total risk-based capital ratios were or will be 7.0%, 8.5% and 10.5%, respectively.
Based on current and expected continued profitability and subject to continued access to capital markets, we believe that the Company and the Bank will continue to meet targeted capital ratios required by the revised requirements, as they become effective.

CONTRACTUAL OBLIGATIONS

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations" in the Company’s Annual Report on Form 10-K for its fiscal year ended September 30, 2017 for a summary of our contractual obligations as of September 30, 2017. There were no material changes outside the ordinary course of our business in contractual obligations from September 30, 2017 through December 31, 2017.

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

For discussion of the Company’s off-balance sheet financing arrangements as of December 31, 2017, see Note 6 to our consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q. Depending on the extent to which the commitments or contingencies described in Note 6 occur, the effect on the Company’s capital and net income could be significant.

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

The Company’s cost of funds responds to changes in interest rates due to the relatively short-term nature of its wholesale deposit portfolio, and due to the relatively short-term nature of its borrowed funds. The Company believes that its growing portfolio of longer duration, low-cost deposits generated from its prepaid division provides a stable and profitable funding vehicle, but also subjects the Company to greater risk in a falling interest rate environment than it would otherwise have without this portfolio. This risk is due to the fact that, while asset yields may decrease in a falling interest rate environment, the Company cannot significantly reduce interest costs associated with these deposits, which thereby compresses the Company’s net interest margin. As a result of the Company’s interest rate risk exposure in this regard, the Company has elected not to enter into any new longer-term wholesale borrowings, and generally has not emphasized longer-term time deposit products.

The Board of Directors and relevant government regulations establish limits on the level of acceptable interest rate risk at the Company, to which management adheres. There can be no assurance, however, that, in the event of an adverse change in interest rates, the Company’s efforts to limit interest rate risk will be successful.

Interest Rate Risk (“IRR”)

Overview. The Company actively manages interest rate risk, as changes in market interest rates can have a significant impact on reported earnings. The Bank, like other financial institutions, is subject to interest rate risk to the extent that its interest-bearing liabilities mature or reprice more rapidly than its interest-earning assets. The interest rate risk process is designed to compare income and economic valuation simulations in market scenarios designed to alter the direction, magnitude and speed of interest rate changes, as well as the slope of the yield curve. The Company does not currently engage in trading activities to control interest rate risk although it may do so in the future, if deemed necessary, to help manage interest rate risk.

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

The Company uses two approaches to model interest rate risk: Earnings at Risk (“EAR analysis”) and Economic Value of Equity (“EVE analysis”). Under EAR analysis, net interest income is calculated for each interest rate scenario to the net interest income forecast in the base case. EAR analysis measures the sensitivity of interest-sensitive earnings over a one-year minimum time horizon. The results are affected by projected rates, prepayments, caps and floors. Management exercises its best judgement in making assumptions regarding events that management can influence, such as non-contractual deposit re-pricing, as well as events outside of management's control, such as customer behavior on loan and deposit activity and the effect that competition has on both loan and deposit pricing. These assumptions are subjective and, as a result, net interest income simulation results will differ from actual results due to the timing, magnitude, and frequency of interest rate changes, changes in market conditions, customer behavior and management strategies, among other factors. We perform various sensitivity analyses on assumptions of deposit attrition and deposit re-pricing. Market-implied forward rates and various likely and extreme interest rate scenarios can be used for EAR analysis. These likely and extreme scenarios can include rapid and gradual interest rate ramps, rate shocks and yield curve twists.

The EAR analysis used in the following table reflects the required analysis used no less than quarterly by management. It models -100, +100, +200, +300, and +400 basis point parallel shifts in market interest rates over the next one-year period. Due to the current low level of interest rates, only a -100 basis point parallel shift is represented.

The Company was within Board policy limits for all rate scenarios using the snapshot as of December 31, 2017 as required by regulation.  The table below shows the results of the scenarios as of December 31, 2017:

Net Sensitive Earnings at Risk

Net Sensitive Earnings at Risk
Balances as of December 31, 2017	Standard (Parallel Shift) Year 1
	Net Interest Income at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-7.4%	3.3%	5.5%	7.4%	9.4%
Board Policy Limits	-8.0%	-8.0%	-10.0%	-15.0%	-20.0%

The EAR analysis reported at December 31, 2017, shows that in all rising rate scenarios, more assets than liabilities would reprice over the modeled one-year period.
IRR is a snapshot in time. The Company’s business and deposits are very predictably cyclical on a weekly, monthly and yearly basis. The Company’s static IRR results could vary depending on which day of the week and timing in relation to certain payrolls, as well as time of the month in regard to early funding of certain programs, when this snapshot is taken. The Company’s overnight federal funds purchased fluctuates on a predictable daily and monthly basis due to fluctuations in a portion of its non-interest bearing deposit base, primarily related to payroll processing and timing of when certain programs are prefunded and when the funds are received. Fiscal first quarter 2018 results do not necessarily show the typical effect of day of week cyclicality due to the temporary repositioning of the balance sheet, as previously noted.
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
For management to better understand the IRR position of the Bank, an alternative IRR analysis was completed whereby all December 31, 2017 values were utilized with the exception of overnight borrowings, non-interest bearing deposits, brokered deposits, cash due from banks, non-earning assets, and non-paying liabilities. To diminish potential issues documented above, quarterly average balances were utilized for overnight borrowings, non-interest-bearing deposits, brokered deposits and cash due from banks. Non-earning assets and non-paying liabilities were used to balance the balance sheet. Management believes this view on IRR, while still subject to some yearly cyclicality, more accurately portrays the Bank's IRR position. As noted in the below chart, the alternative EAR results are more normalized and slightly improved in the -100 interest rate shock compared to the static results, as timing issues in deposits and overnight borrowings are diminished and lower balances in cash and due from banks are observed.

The Company was within policy limits as of December 31, 2017 in all scenarios utilizing the alternative IRR scenario run.  The table below highlights those results:
Alternative Net Sensitive Earnings at Risk

Net Sensitive Earnings at Risk
Alternative IRR Results	Standard (Parallel Shift) Year 1
	Net Interest Income at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-5.5%	0.9%	0.6%	—%	-0.5%
Board Policy Limits	-8.0%	-8.0%	-10.0%	-15.0%	-20.0%
The alternative EAR analysis reported at December 31, 2017 shows that in an increasing +100 and +200 interest rate environment, more assets than liabilities would reprice over the modeled one-year period. However, in the +300 scenario the results are more neutral to changes in interest rates, and in the +400 interest rate scenario, more liabilities (primarily due to overnight federal funds purchased) than assets would reprice over the modeled one-year period.

The alternative IRR results were somewhat lower in regard to the change in net interest income at risk percentages as compared to the fiscal 2018 first quarter alternative IRR results which resulted from higher average borrowings and an increased average interest-bearing deposit base. The Company anticipates solid EAR results in a rising rate environment due to continued commercial insurance premium finance loan growth, the addition of adjustable rate loans and securities, continued growth of non-interest bearing MPS deposits, and the sustained execution on its strategic plan.

Net Sensitive Earnings at Risk as of December 31, 2017

Balances as of December 31, 2017
		% of	Change in Interest Income/Expense for a given change in interest rates
	Total Earning	Total Earning	Over / (Under) Base Case Parallel Shift
Basis Point Change Scenario	Assets (in $000's)	Assets	-100	Base	+100	+200	+300	+400
Total Loans	1,509,141	30.2%	65,404	70,803	75,956	80,981	85,966	91,142
Total Investments (non-TEY) and other Earning Assets	3,484,181	69.8%	59,605	78,231	94,619	109,695	124,544	139,321
Total Interest-Sensitive Income	4,993,322	100.0%	125,009	149,033	170,575	190,676	210,509	230,463
Total Interest-Bearing Deposits	734,000	35.8%	6,482	8,244	12,439	16,634	20,829	25,024
Total Borrowings	1,315,261	64.2%	7,543	20,878	34,212	47,547	60,883	74,234
Total Interest-Sensitive Expense	2,049,262	100.0%	14,025	29,122	46,651	64,181	81,711	99,258

Alternative Net Sensitive Earnings at Risk

Alternative IRR Results
		% of	Change in Interest Income/Expense for a given change in interest rates
	Total Earning	Total Earning	Over / (Under) Base Case Parallel Shift
Basis Point Change Scenario	Assets (in $000's)	Assets	-100	Base	+100	+200	+300	+400
Total Loans	1,509,141	39.4%	65,404	70,803	75,956	80,981	85,966	91,142
Total Investments (non-TEY) and other Earning Assets	2,323,118	60.6%	52,958	59,952	64,692	68,099	71,273	74,350
Total Interest-Sensitive Income	3,832,259	100.0%	118,362	130,755	140,648	149,080	157,238	165,492
Total Interest-Bearing Deposits	797,475	65.4%	7,402	9,193	13,747	18,301	22,855	27,409
Total Borrowings	421,370	34.6%	2,468	6,739	11,011	15,282	19,566	23,860
Total Interest-Sensitive Expense	1,218,845	100.0%	9,870	15,932	24,758	33,583	42,421	51,269

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
The Company was within Board policy limits for all scenarios. The table below shows the results of the scenarios as of December 31, 2017:

Economic Value Sensitivity as of December 31, 2017

Balances as of December 31, 2017	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-4.1%	-1.3%	-4.8%	-9.3%	-12.7%
Board Policy Limits	-10.0%	-10.0%	-20.0%	-30.0%	-40.0%

The EVE at risk reported at December 31, 2017 shows that as interest rates increase, the economic value of equity position will decrease from the base, primarily due to the degree of the economic value of its base asset size in relation to the economic value of its base liability size. When viewing total asset versus total liability economic value, projected total assets are affected similarly on a percentage basis as compared to projected total liabilities in a rising rate environment.

The Company was within policy limits in all scenarios utilizing the alternative IRR scenario run for management purposes.  The table below highlights those results:

Alternative Economic Value Sensitivity

Alternative IRR Results	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-0.9%	-3.8%	-9.3%	-15.5%	-20.5%
Board Policy Limits	-10.0%	-10.0%	-20.0%	-30.0%	-40.0%

The EVE at risk reported using the alternative methodology used for management purposes shows that if interest rates increase immediately, the economic value of equity position will decrease from the base, partially due to the degree of the economic value of its base asset size in relation to the economic value of its base liabilities size.

Detailed Economic Value Sensitivity

The following table details the economic value sensitivity to changes in market interest rates at December 31, 2017, for loans, investments, deposits, borrowings, and other assets and liabilities (dollars in thousands). The analysis reflects that in the +100 and +200 rising rate scenarios, total assets are marginally less sensitive than total liabilities, while in the +300 and +400, total assets are marginally more sensitive than total liabilities. Asset sensitivity is offset by the non-interest bearing deposits.

Balances as of December 31, 2017
		% of	Change in Economic Value for a given change in interest rates
	Book	Total	Over / (Under) Base Case Parallel Shift
Basis Point Change Scenario	Value (in $000's)	Assets	-100	+100	+200	+300	+400
Total Loans	1,500,279	28%	2.0%	-2.0%	-4.1%	-6.0%	-7.9%
Total Investment	3,484,181	64%	2.3%	-3.2%	-6.6%	-9.9%	-12.8%
Other Assets	420,792	8%	0.0%	0.0%	0.0%	0.0%	0.0%
Assets	5,405,252	100%	2.1%	-2.6%	-5.4%	-8.1%	-10.4%
Interest Bearing Deposits	734,000	15%	1.7%	-1.5%	-3.0%	-4.3%	-5.5%
Non-Interest Bearing Deposits	2,783,941	57%	5.7%	-5.1%	-9.7%	-13.8%	-17.5%
Total Borrowings & Other Liabilities	1,363,650	28%	0.0%	0.0%	0.0%	0.0%	0.0%
Liabilities	4,881,591	100%	3.2%	-2.9%	-5.5%	-7.8%	-10.0%

Detailed Alternative Economic Value Sensitivity

The following is EVE at risk reported using the alternative methodology used for management purposes, for loans, investments, deposits, borrowings, and other assets and liabilities (dollars in thousands). The analysis reflects that in rising interest rate scenarios, the total assets are slightly more sensitive in regard to economic value sensitivity.

Alternative IRR Results
		% of	Change in Economic Value for a given change in interest rates
	Book	Total	Over / (Under) Base Case Parallel Shift
Basis Point Change Scenario	Value (in $000's)	Assets	-100	+100	+200	+300	+400
Total Loans	1,500,279	28%	2.0%	-2.0%	-4.1%	-6.0%	-7.9%
Total Investment	2,323,118	43%	3.5%	-4.9%	-9.9%	-14.9%	-19.2%
Other Assets	1,581,855	29%	0.0%	0.0%	0.0%	0.0%	0.0%
Assets	5,405,252	100%	2.1%	-2.6%	-5.4%	-8.1%	-10.4%
Interest Bearing Deposits	797,475	16%	1.1%	-1.0%	-1.9%	-2.8%	-3.7%
Non-Interest Bearing Deposits	2,333,111	48%	5.8%	-5.1%	-9.7%	-13.8%	-17.5%
Total Borrowings & Other Liabilities	1,751,006	36%	0.0%	0.0%	0.0%	0.0%	0.0%
Liabilities	4,881,591	100%	2.7%	-2.4%	-4.5%	-6.5%	-8.2%

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

Item 4.    Controls and Procedures.

CONTROLS AND PROCEDURES

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2017, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

META FINANCIAL GROUP, INC.
PART II - OTHER INFORMATION

FORM 10-Q

Item 1. Legal Proceedings. – See “Legal Proceedings” under Note 6 to the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors. - A description of our risk factors can be found in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. There were no material changes to those risk factors during the three months ended December 31, 2017, except that the following risk factors are hereby added:

There are risks associated with the proposed transaction with Crestmark and Crestmark Bank, including the receipt of required shareholder and regulatory approvals and timing for completion of the transactions contemplated thereby.

We recently announced that we and MetaBank have entered into a definitive agreement and plan of merger with Crestmark and its wholly-owned subsidiary, Crestmark Bank, whereby we will acquire Crestmark in an all-stock transaction. The transaction remains subject to approval of our stockholders and Crestmark’s shareholders, regulatory approvals and other closing conditions. It is possible that one or more of the closing conditions may not be satisfied or that it may take an extended amount of time until they are. Accordingly, there is a risk that the proposed transaction may not be completed on a timely basis or at all, which could have adverse effects on the market price of our common stock and our operating results. Furthermore, the transaction involves a number of other risks and uncertainties, including, but not limited to, the following:

•	the businesses may not be combined successfully, or such combination may take longer, be more difficult, time-consuming or costly to accomplish than expected;

•	the risk that the expected growth opportunities, beneficial synergies and/or operating efficiencies from the proposed transaction may not be fully realized or may take longer to realize than expected;

•	customer losses and business disruption in connection with and following the acquisition;

•	potential litigation relating to the transaction;

•	the risk that the Company may incur unanticipated or unknown losses or liabilities if it completes the proposed transaction; and

•	potential adverse effects on the market price of our common stock caused by the sale of such stock held by former Crestmark shareholders following the transaction.

Any of the foregoing risks or similar risks could have an adverse impact on our business. We have also incurred, and will incur, significant expenses associated with the proposed transaction with Crestmark, including fees of professional advisors.
Additional information regarding the risks and uncertainties associated with the proposed transaction with Crestmark will be contained in the registration statement on Form S-4, which will include a joint proxy statement and prospectus, that we intend to file with the SEC in connection with the proposed transaction.

Program agreements that the Company and the Bank have entered into, and expect to enter into from time to time in the future, with third parties to market and service consumer loans originated by the Bank may subject the Bank to claims from regulatory agencies and other third parties that, if successful, could negatively impact MetaBank’s ongoing and future business.

On January 25, 2018, the Company announced that the Bank had entered into a lending program with Liberty Lending, LLC, an unaffiliated third party (“Liberty”), whereby Liberty will market and service unsecured consumer loans underwritten and originated by the Bank. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Developments” for further information regarding the Bank’s program agreement with Liberty. The Company expects the Bank to enter into similar program agreements with other third parties to market and service loans originated by the Bank, from time to time in the future. Certain types of these arrangements have been challenged both in the courts and in regulatory actions. In these actions, plaintiffs have generally argued that the “true lender” is the marketer and that the intent of such lending program is to evade state usury and loan licensing laws. Other cases have also included other claims, including racketeering and other state law claims, in their challenge of such programs. There can be no assurance that lawsuits or regulatory actions in connection with any such lending programs the Bank enters into will not be brought in the future. If a regulatory agency, consumer advocate group or other third party were to bring an action against the Bank or any of the third parties with which the Bank operates such lending programs, such as Liberty, and such actions were successful, such an outcome could have a material adverse effect on the Bank and the Company.

Agreements with Liberty Lending and others whereby the Bank will originate and hold unsecured consumer loans, may result in increased exposure to credit risk and fraud and may present certain additional risks.

Although the Bank has offered unsecured consumer loans to its customers through its brick-and-mortar branch network, the Bank’s entry into program agreements with other third parties to market and service loans originated by the Bank, such as its recently announced program agreement with Liberty, represents a new area of the consumer credit market for the Bank, which presents potential increased credit risks. As a result of the loans originated under such program being unsecured, in the event a borrower does not repay the loan in accordance with its terms or otherwise defaults on the loan, the Bank may not be able to recover from the borrower an amount sufficient to pay any remaining balance on the loan. See “If the Company’s actual loan losses exceed the Company’s allowance for loan losses, the Company’s net income will decrease.” We may also become subject to claims by regulatory agencies or other third parties due to the conduct of the third parties with which the Bank operates such lending programs if such conduct does not comply with applicable laws in connection with marketing and servicing loans under the program.

Item 6.    Exhibits.

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of January 9, 2018, by and among Meta Financial Group, Inc., MetaBank, Crestmark Bancorp, Inc. and Crestmark Bank, filed on January 9, 2018 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

3.1	Certificate of Incorporation, as amended

10.1
Amended and Restated Meta Financial Group, Inc. 2002 Omnibus Incentive Plan, as amended, filed on January 24, 2018 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

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

META FINANCIAL GROUP, INC.

Date: February 7, 2018	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, Chairman of the Board
and Chief Executive Officer

Date: February 7, 2018	By:	/s/ Glen W. Herrick
Glen W. Herrick, Executive Vice President
and Chief Financial Officer