Form 10-Q
period 2018-03-31
META FINANCIAL GROUP INC
filed 2018-05-08
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ YES  ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at May 4, 2018:
Common Stock, $.01 par value	9,699,591 shares
Nonvoting Common Stock, $.01 par value	0 Nonvoting shares

META FINANCIAL GROUP, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Dollars in Thousands, Except Share Data)

	(Unaudited)
ASSETS	March 31, 2018	September 30, 2017
Cash and cash equivalents	$107,563	$1,267,586
Investment securities available for sale	1,418,862	1,106,977
Mortgage-backed securities available for sale	654,890	586,454
Investment securities held to maturity	226,618	449,840
Mortgage-backed securities held to maturity	8,393	113,689
Loans receivable	1,517,616	1,325,371
Allowance for loan losses	(27,078)	(7,534)
Federal Home Loan Bank Stock, at cost	17,846	61,123
Accrued interest receivable	17,604	19,380
Premises, furniture, and equipment, net	20,278	19,320
Bank-owned life insurance	86,021	84,702
Foreclosed real estate and repossessed assets	30,050	292
Goodwill	98,723	98,723
Intangible assets	47,724	52,178
Prepaid assets	26,342	28,392
Deferred taxes	20,939	9,101
Other assets	29,302	12,738

Total assets	$4,301,693	$5,228,332

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$2,850,886	$2,454,057
Interest-bearing checking	123,397	67,294
Savings deposits	65,345	53,505
Money market deposits	48,070	48,758
Time certificates of deposit	71,712	123,637
Wholesale deposits	181,087	476,173
Total deposits	3,340,497	3,223,424
Short-term debt	315,777	1,404,534
Long-term debt	85,572	85,533
Accrued interest payable	1,315	2,280
Accrued expenses and other liabilities	114,829	78,065
Total liabilities	3,857,990	4,793,836

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued or outstanding at March 31, 2018 and September 30, 2017, respectively	—	—
Common stock, $.01 par value; 30,000,000 and 15,000,000 shares authorized, 9,720,536 and 9,626,431 shares issued, 9,699,591 and 9,622,595 shares outstanding at March 31, 2018 and September 30, 2017, respectively	97	96
Common stock, Nonvoting, $.01 par value; 3,000,000 shares authorized, no shares issued or outstanding at March 31, 2018 and September 30, 2017, respectively	—	—
Additional paid-in capital	265,685	258,336
Retained earnings	200,753	167,164
Accumulated other comprehensive (loss) income	(21,166)	9,166
Treasury stock, at cost, 20,945 and 3,836 common shares at March 31, 2018 and September 30, 2017, respectively	(1,666)	(266)
Total stockholders’ equity	443,703	434,496

Total liabilities and stockholders’ equity	$4,301,693	$5,228,332
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Interest and dividend income:
Loans receivable, including fees	$17,844	$12,773	$34,287	$23,451
Mortgage-backed securities	4,047	4,481	7,805	7,801
Other investments	11,480	10,464	22,136	19,041
	33,371	27,718	64,228	50,293
Interest expense:
Deposits	2,957	2,184	4,842	3,122
FHLB advances and other borrowings	3,009	1,568	5,785	3,372
	5,966	3,752	10,627	6,494

Net interest income	27,405	23,966	53,601	43,799

Provision for loan losses	18,343	8,649	19,411	9,492

Net interest income after provision for loan losses	9,062	15,317	34,190	34,307

Non-interest income:
Refund transfer product fees	33,803	32,487	33,995	32,663
Tax advance product fees	33,838	31,119	35,785	31,568
Card fees	26,856	26,547	52,103	44,961
Loan fees	1,042	1,182	2,334	2,052
Bank-owned life insurance	650	444	1,319	892
Deposit fees	982	168	1,830	318
Loss on sale of securities available-for-sale, net (Includes ($166) and ($144) reclassified from accumulated other comprehensive income (loss) for net gains (losses) on available for sale securities for the three months ended March 31, 2018 and 2017, respectively and ($1,176) and ($1,378) for the six months ended March 31, 2018 and 2017, respectively)	(166)	(144)	(1,176)	(1,378)
Gain (loss) on foreclosed real estate	—	7	(19)	7
Other income	414	360	516	436
Total non-interest income	97,419	92,170	126,687	111,519

Non-interest expense:
Compensation and benefits	32,172	26,766	54,512	44,616
Refund transfer product expense	9,871	10,178	9,972	9,969
Tax advance product expense	1,474	3,140	1,754	3,427
Card processing	7,190	7,043	13,730	12,622
Occupancy and equipment	4,477	4,191	9,367	8,168
Legal and consulting	3,239	1,505	5,655	4,228
Marketing	668	610	1,221	1,080
Data processing	243	392	657	755
Intangible amortization expense	2,731	7,082	4,412	8,607
Other expense	6,432	6,039	11,259	10,227
Total non-interest expense	68,497	66,946	112,539	103,699

Income before income tax expense	37,984	40,541	48,338	42,127

Income tax expense (Includes ($46) and ($54) reclassified from accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and 2017, respectively and ($329) and ($517) for the six months ended March 31, 2018 and 2017, respectively)	6,548	8,399	12,232	8,741

Net income	$31,436	$32,142	$36,106	$33,386

Earnings per common share
Basic	$3.25	$3.44	$3.73	$3.65
Diluted	$3.23	$3.42	$3.72	$3.63
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net income	$31,436	$32,142	$36,106	$33,386

Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities	(35,993)	7,969	(43,472)	(37,300)
Losses realized in net income	166	144	1,176	1,378
	(35,827)	8,113	(42,296)	(35,922)
LESS: Deferred income tax effect	(8,879)	3,076	(11,964)	(13,016)
Total other comprehensive income (loss)	(26,948)	5,037	(30,332)	(22,906)
Total comprehensive income	$4,488	$37,179	$5,774	$10,480
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For the Six Months Ended March 31, 2018 and 2017
(Dollars in Thousands, Except Share and Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance, September 30, 2016	$85	$184,780	$127,190	$22,920	$—	$334,975

Cash dividends declared on common stock ($0.26 per share)	—	—	(2,409)	—	—	(2,409)

Issuance of common shares due to issuance of stock options, restricted stock and ESOP	4	6,767	—	—	—	6,771

Issuance of common shares due to acquisition	5	37,291	—	—	—	37,296

Contingent consideration equity earnout due to SCS acquisition	—	24,142	—	—	—	24,142

Stock compensation	—	493	—	—	—	493

Net change in unrealized losses on securities, net of income taxes	—	—	—	(22,906)	—	(22,906)

Net income	—	—	33,386	—	—	33,386

Balance, March 31, 2017	$94	$253,473	$158,167	$14	$—	$411,748

Balance, September 30, 2017	$96	$258,336	$167,164	$9,166	$(266)	$434,496

Cash dividends declared on common stock ($0.26 per share)	—	—	(2,517)	—	—	(2,517)

Issuance of common shares due to exercise of stock options	—	147	—	—	—	147

Issuance of common shares due to restricted stock	1	—	—	—	—	1

Issuance of common shares due to ESOP	—	1,606	—	—	—	1,606

Shares repurchased for tax withholdings on stock compensation	—	(726)	—	—	(1,400)	(2,126)

Stock compensation	—	6,322	—	—	—	6,322

Net change in unrealized losses on securities, net of income taxes	—	—	—	(30,332)	—	(30,332)

Net income	—	—	36,106	—	—	36,106

Balance, March 31, 2018	$97	$265,685	$200,753	$(21,166)	$(1,666)	$443,703
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
(Dollars in Thousands)	2018	2017 (1)
Cash flows from operating activities:
Net income	$36,106	$33,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	19,183	24,843
Stock-based compensation expense	6,322	493
Provision for loan losses	19,411	9,492
Provision (recovery) for deferred taxes	126	(2,172)
(Gain) on other assets	(15)	(14)
(Gain) loss on sale of foreclosed real estate	19	(7)
Loss on sale of securities available for sale, net	1,176	1,378
Net change in accrued interest receivable	1,776	(3,703)
Fair value adjustment of foreclosed real estate	23	—
Originations of loans held for sale	—	(685,934)
Proceeds from sales of loans held for sale	—	685,934
Change in bank-owned life insurance value	(1,319)	(892)
Net change in other assets	(14,472)	(40,079)
Net change in accrued interest payable	(965)	(153)
Net change in accrued expenses and other liabilities	36,779	47,933
Net cash provided by operating activities	104,150	70,505

Cash flows from investing activities:
Purchase of securities available-for-sale	(323,995)	(577,967)
Proceeds from sales of securities available-for-sale	126,373	113,647
Proceeds from maturities and principal repayments of securities available for sale	71,652	59,383
Purchase of securities held to maturity	—	(931)
Proceeds from maturities and principal repayments of securities held to maturity	19,863	21,112
Loans purchased	(88,986)	(136,172)
Loans sold	9,582	11,205
Net change in loans receivable	(143,766)	(102,576)
Proceeds from sales of foreclosed real estate or other assets	122	83
Net cash paid for acquisitions	—	(29,425)
Federal Home Loan Bank stock purchases	(477,604)	(243,971)
Federal Home Loan Bank stock redemptions	520,880	266,440
Proceeds from the sale of premises and equipment	—	58
Purchase of premises and equipment	(3,689)	(4,210)
Net cash used in investing activities	(289,568)	(623,324)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	464,084	485,048
Net change in time deposits	(51,925)	(64,822)
Net change in wholesale deposits	(295,086)	21,923
Net change in FHLB and other borrowings	(385,000)	(100,000)
Net change in federal funds	(703,000)	(499,000)
Net change in securities sold under agreements to repurchase	(758)	(1,191)
Principal payments on capital lease obligations	(31)	(38)
Cash dividends paid	(2,517)	(2,409)
Purchase of shares by ESOP	1,606	—
Issuance of restricted stock	1	—
Proceeds from exercise of stock options and issuance of common stock	147	6,771
Shares repurchased for tax withholdings on stock compensation	(2,126)	—
Net cash used in financing activities	(974,605)	(153,718)

Net change in cash and cash equivalents	(1,160,023)	(706,537)

Cash and cash equivalents at beginning of period	1,267,586	773,830
Cash and cash equivalents at end of period	$107,563	$67,293

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Con't.)

	Six Months Ended March 31,
	2018	2017
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$9,662	$6,341
Income taxes	3,966	2,371
Franchise taxes	66	95
Other taxes	153	260

Supplemental schedule of non-cash investing activities:
Loans transferred to foreclosed real estate and repossessed assets	$(29,922)	$—
Securities transferred from held to maturity to available for sale	$(306,000)	$—
Contingent consideration - cash	$—	$(17,252)
Contingent consideration - equity	—	(24,142)
Stock issued for acquisition	—	(37,296)
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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three- and six-month periods ended March 31, 2018 are not necessarily indicative of the results expected for the fiscal year ending September 30, 2018.

In fiscal 2017, the Company early adopted Accounting Standards Update ("ASU") 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The requirement to report the excess tax benefit related to settlements of share-based payment awards in earnings as an increase or (decrease) to income tax expense has been applied utilizing the prospective method. While the adoption of ASU 2016-09 requires retrospective application to all fiscal year periods presented, the Company elected to not recast previously reported financial statements as the impact was considered insignificant. However, the Company reclassified stock compensation from financing to operating activities on the Consolidated Statement of Cash Flows as of March 31, 2018 and March 31, 2017.

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

Homogeneous loan populations are collectively evaluated for impairment.  These loan populations may include commercial insurance premium finance loans, residential first mortgage loans secured by one-to-four family residences, residential construction loans, home equity and second mortgage loans, and tax product loans.  Commercial and agricultural loans as well as mortgage loans secured by other properties are monitored regularly by the Bank given the larger balances. When analysis of the borrower's operating results and financial condition indicates that underlying cash flows of the borrower’s business is not adequate to meet its debt service requirements, the individual loan or loan relationship is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 210 days or more for commercial insurance premium finance, 180 days or more for tax and other national lending loans and 90 days or more for other loans. Non-accrual loans and all troubled debt restructurings are considered impaired.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Loans receivable at March 31, 2018 and September 30, 2017 were as follows:

	March 31, 2018	September 30, 2017
	(Dollars in Thousands)
1-4 Family Real Estate	$205,994	$196,706
Commercial and Multi-Family Real Estate	685,457	585,510
Agricultural Real Estate	36,460	61,800
Consumer	281,371	163,004
Commercial Operating	47,461	35,759
Agricultural Operating	22,313	33,594
Commercial Insurance Premium Finance	240,640	250,459
Total Loans Receivable	1,519,696	1,326,832

Allowance for Loan Losses	(27,078)	(7,534)
Net Deferred Loan Origination Fees	(2,080)	(1,461)
Total Loans Receivable, Net	$1,490,538	$1,317,837

Activity in the allowance for loan losses and balances of loans receivable by portfolio segment for the three and six months ended March 31, 2018 and 2017 was as follows:

	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	CML Insurance Premium Finance	Unallocated	Total
	(Dollars in Thousands)
Three Months Ended March 31, 2018
Allowance for loan losses:
Beginning balance	$654	$3,034	$1,180	$670	$894	$804	$725	$901	$8,862
Provision (recovery) for loan losses	226	870	(1,034)	17,401	816	(239)	214	89	18,343
Charge offs	—	—	—	—	—	—	(339)	—	(339)
Recoveries	3	—	—	3	6	54	146	—	212
Ending balance	$883	$3,904	$146	$18,074	$1,716	$619	$746	$990	$27,078

Six Months Ended March 31, 2018

Allowance for loan losses:
Beginning balance	$803	$2,670	$1,390	$6	$158	$1,184	$796	$527	$7,534
Provision (recovery) for loan losses	108	1,234	(1,244)	17,698	1,506	(619)	265	463	19,411
Charge offs	(31)	—	—	—	—	—	(468)	—	(499)
Recoveries	3	—	—	370	52	54	153	—	632
Ending balance	$883	$3,904	$146	$18,074	$1,716	$619	$746	$990	$27,078

Ending balance: individually evaluated for impairment	25	—	—	—	—	—	—	—	25
Ending balance: collectively evaluated for impairment	858	3,904	146	18,074	1,716	619	746	990	27,053
Total	$883	$3,904	$146	$18,074	$1,716	$619	$746	$990	$27,078

Loans:
Ending balance: individually evaluated for impairment	230	702	—	144	—	2,937	—	—	4,013
Ending balance: collectively evaluated for impairment	205,764	684,755	36,460	281,227	47,461	19,376	240,640	—	1,515,683
Total	$205,994	$685,457	$36,460	$281,371	$47,461	$22,313	$240,640	$—	$1,519,696

	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	CML Insurance Premium Finance	Unallocated	Total
	(Dollars in Thousands)
Three Months Ended March 31, 2017
Allowance for loan losses:
Beginning balance	$654	$1,912	$476	$47	$813	$1,341	$594	$578	$6,415
Provision (recovery) for loan losses	(358)	(170)	1,048	7,658	304	8	115	43	8,648
Charge offs	—	—	—	—	(350)	—	(140)	—	(490)
Recoveries	—	—	—	1	—	—	28	—	29
Ending balance	$296	$1,742	$1,524	$7,706	$767	$1,349	$597	$621	$14,602

Six Months Ended March 31, 2017

Allowance for loan losses:
Beginning balance	$654	$2,198	$142	$51	$117	$1,332	$588	$553	$5,635
Provision (recovery) for loan losses	(358)	(456)	1,382	7,631	995	4	226	68	9,492
Charge offs	—	—	—	—	(350)	—	(259)	—	(609)
Recoveries	—	—	—	24	5	13	42	—	84
Ending balance	$296	$1,742	$1,524	$7,706	$767	$1,349	$597	$621	$14,602

Ending balance: individually evaluated for impairment	12	—	—	—	53	—	—	—	65
Ending balance: collectively evaluated for impairment	284	1,742	1,524	7,706	714	1,349	597	621	14,537
Total	$296	$1,742	$1,524	$7,706	$767	$1,349	$597	$621	$14,602

Loans:
Ending balance: individually evaluated for impairment	248	1,144	582	—	302	1,072	—	—	3,348
Ending balance: collectively evaluated for impairment	178,062	471,914	61,840	182,156	33,592	34,421	187,049	—	1,149,034
Total	$178,310	$473,058	$62,422	$182,156	$33,894	$35,493	$187,049	$—	$1,152,382

Federal regulations promulgated by the Office of the Comptroller of the Currency (the "OCC"), which is the primary federal regulator of the Company's wholly-owned subsidiary, MetaBank (the "Bank"), provide for the classification of loans and other assets such as debt and equity securities. The loan classification and risk rating definitions for the Company and the Bank are generally as follows:

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

The asset classification of loans at March 31, 2018 and September 30, 2017 were as follows:

March 31, 2018	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	CML Insurance Premium Finance	Total
	(Dollars in Thousands)
Pass	$204,610	$674,925	$30,386	$281,175	$47,190	$14,319	$239,054	$1,491,659
Watch	927	10,044	—	100	271	2,389	1,586	15,317
Special Mention	243	197	2,879	—	—	—	—	3,319
Substandard	214	291	3,195	96	—	5,605	—	9,401
Doubtful	—	—	—	—	—	—	—	—
	$205,994	$685,457	$36,460	$281,371	$47,461	$22,313	$240,640	$1,519,696

September 30, 2017	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	CML Insurance Premium Finance	Total
	(Dollars in Thousands)
Pass	$195,838	$574,730	$27,376	$163,004	$35,759	$18,394	$250,459	$1,265,560
Watch	525	10,200	2,006	—	—	4,541	—	17,272
Special Mention	247	201	2,939	—	—	—	—	3,387
Substandard	96	379	29,479	—	—	10,659	—	40,613
Doubtful	—	—	—	—	—	—	—	—
	$196,706	$585,510	$61,800	$163,004	$35,759	$33,594	$250,459	$1,326,832

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

The Company also offers five- and ten-year ARM loans.  These loans have a fixed-rate for the stated period and, thereafter, adjust annually.  These loans generally provide for an annual cap of up to 200 basis points and a lifetime cap of 600 basis points over the initial rate.  As a consequence of using an initial fixed-rate and caps, the interest rates on these loans may not be as rate sensitive as the Company’s cost of funds.  The Company’s ARMs do not permit negative amortization of principal and are not convertible into fixed-rate loans.  The Company’s delinquency experience on its ARM loans has generally been similar to its experience on fixed-rate residential loans.  The current low mortgage interest rate environment makes ARM loans relatively unattractive and very few are currently being originated.

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

Consumer Lending.  The Bank originates a variety of secured consumer loans, including home equity, home improvement, automobile and boat loans and loans secured by savings deposits.  In addition, the Bank offers other secured and unsecured consumer loans and originates most of its community banking consumer loans in its primary market areas and surrounding areas. In addition, the Bank’s consumer lending portfolio includes two purchased student loan portfolios, along with consumer lending products offered through its payments segment.

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

The Bank's purchased student loan portfolios are seasoned, floating rate, private portfolios that are serviced by ReliaMax Lending Services LLC and insured by ReliaMax Surety Company. The portfolio purchased during the first quarter of fiscal year 2018 is indexed to the one-month LIBOR, while the portfolio purchased in the first quarter of fiscal year 2017 is indexed to the three-month LIBOR plus various margins.

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

Through its Payments segment, the Company also provides short-term ERO advance loans on a nationwide basis. These loans are typically utilized to purchase tax preparation software and to prepare tax offices for the upcoming tax season. EROs go through an underwriting process to determine eligibility for the unsecured advances. Collection on ERO advances begins once the ERO begins to process refund transfers. Generally, when the ERO advance loan becomes delinquent for 120 days or more, or when collection of principal becomes doubtful, the Company will charge off the loan balance.

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

Past due loans at March 31, 2018 and September 30, 2017 were as follows:

	Accruing and Non-accruing Loans						Non-performing Loans
March 31, 2018	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans Receivable	> 89 Days Past Due and Accruing	Non-accrual balance	Total
	(Dollars in Thousands)
1-4 Family Real Estate	$12	$—	$502	$514	$205,480	205,994	271	$231	$502
Commercial and Multi-Family Real Estate	—	—	281	281	685,176	685,457	—	281	281
Agricultural Real Estate	—	—	—	—	36,460	36,460	—	—	—
Consumer	2,184	1,253	2,051	5,488	275,883	281,371	2,051	—	2,051
Commercial Operating	1,786	—	—	1,786	45,675	47,461	—	—	—
Agricultural Operating	—	—	—	—	22,313	22,313	—	—	—
CML Insurance Premium Finance	1,485	704	3,214	5,403	235,237	240,640	3,214	—	3,214
Total	$5,467	$1,957	$6,048	$13,472	$1,506,224	1,519,696	5,536	$512	$6,048

	Accruing and Non-accruing Loans						Non-performing Loans
September 30, 2017	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans Receivable	> 89 Days Past Due and Accruing	Non-accrual balance	Total
	(Dollars in Thousands)
1-4 Family Real Estate	$370	$79	$—	$449	$196,257	$196,706	—	$—	$—
Commercial and Multi-Family Real Estate	295	—	390	685	584,825	585,510	—	685	685
Agricultural Real Estate	—	—	34,198	34,198	27,602	61,800	34,198	—	34,198
Consumer	2,512	558	1,406	4,476	158,528	163,004	1,406	—	1,406
Commercial Operating	—	—	—	—	35,759	35,759	—	—	—
Agricultural Operating	—	—	97	97	33,497	33,594	97	—	97
CML Insurance Premium Finance	1,509	2,442	1,205	5,156	245,303	250,459	1,205	—	1,205
Total	$4,686	$3,079	$37,296	$45,061	$1,281,771	$1,326,832	36,906	$685	$37,591

When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment.  Often this is associated with a delay or shortfall in payments of 210 days or more for commercial insurance premium finance loans, 180 days or more for refund advance loans, 120 days or more for ERO advance loans and 90 days or more for other loan categories.  As of March 31, 2018, there was a $1.6 million commercial insurance premium finance loan greater than 210 days past due. This loan is well-collateralized and is in the process of collection.

Total loans past due decreased $31.6 million to $13.5 million at March 31, 2018 from $45.1 million at September 30, 2017. This decrease was due to a $31.2 million decrease in loans greater than 89 days past due. The primary driver of the decrease in loans greater than 89 days past due was a large, well-collateralized agricultural loan relationship for which the Company took ownership of the properties serving as collateral upon execution of a deed in lieu of foreclosure and transferred the loans to foreclosed real estate and repossessed assets on January 2, 2018. Also contributing to the decrease in loans past due was the payment in full of a previously disclosed $7.0 million non-performing agricultural loan during the first quarter of fiscal 2018.

Impaired loans at March 31, 2018 and September 30, 2017 were as follows:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
March 31, 2018	(Dollars in Thousands)
Loans without a specific valuation allowance
1-4 Family Real Estate	$95	$95	$—
Commercial and Multi-Family Real Estate	702	702	—
Consumer	144	144	—
Agricultural Operating	2,937	2,937	—
Total	$3,878	$3,878	$—
Loans with a specific valuation allowance
1-4 Family Real Estate	$135	$135	$25
Total	$135	$135	$25

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
September 30, 2017	(Dollars in Thousands)
Loans without a specific valuation allowance
1-4 Family Real Estate	$72	$72	$—
Commercial and Multi-Family Real Estate	1,109	1,109	—
Total	$1,181	$1,181	$—

The following table provides the average recorded investment in impaired loans for the three and six month periods ended March 31, 2018 and 2017.

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment
	(Dollars in Thousands)
1-4 Family Real Estate	$140	$210	$110	$191
Commercial and Multi-Family Real Estate	705	668	840	550
Agricultural Real Estate	—	194	—	97
Consumer	89	—	55	—
Commercial Operating	—	437	—	302
Agricultural Operating	1,680	357	1,015	179
Total	$2,614	$1,866	$2,020	$1,319

The Company’s troubled debt restructurings (“TDR”) typically involve forgiving a portion of interest or principal on existing loans, making loans at a rate materially less than current market rates, or extending the term of the loan. There were $2.6 million and $3.8 million of loans modified in a TDR during the three and six month periods ended March 31, 2018 and no loans modified in a TDR during the three and six month periods ended March 31, 2017.

During the three months ended March 31, 2018, new TDRs consisted of three agricultural operating loans and one consumer loan. During the six months ended March 31, 2018, new TDRs consisted of five agricultural operating loans, one one-to-four family residential mortgage loan, and one consumer loan. All of the TDRs that were added during the three and six month periods ended March 31, 2018 were modified to extend the term of the loan.

During the six months ended March 31, 2018, the Company had one one-to-four family residential mortgage loan with a balance of $0.1 million that was modified as a TDR within the previous 12 months and for which there was a payment default There were no TDR loans for which there was a payment default during the three month period ended March 31, 2018. For the three and six month periods ended March 31, 2017, there were no TDR loans for which there was a payment default.

NOTE 3.     ALLOWANCE FOR LOAN LOSSES

At March 31, 2018, the Company’s allowance for loan losses increased to $27.1 million from $7.5 million at September 30, 2017. The increase in the allowance for loan losses from September 30, 2017 to March 31, 2018 was primarily due to the additional provision expense of $19.1 million related to tax services loans due to the Company retaining all tax services loans on its balance sheet. During the six months ended March 31, 2018, the Company recorded a provision for loan losses of $19.4 million compared to $9.5 million for the same period of the prior year. The Company had $0.1 million of net recoveries for the six months ended March 31, 2018, compared to $0.5 million of net charge-offs for the six months ended March 31, 2017.

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

Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio and other factors, the level of the allowance for loan losses at March 31, 2018, reflected an appropriate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level it considers to be appropriate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s determination of the allowance for loan losses is subject to review by the OCC, which can require the establishment of additional general or specific allowances.

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

NOTE 4.     EARNINGS PER COMMON SHARE

Earnings per share is computed after deducting dividends. The Company has granted restricted share awards with dividend rights that are considered to be participating securities. Accordingly, a portion of the Company’s earnings is allocated to those participating securities in the earnings per share calculation. Basic earnings per share is computed by dividing income available to common stockholders after the allocation of dividends and undistributed earnings to the participating securities by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, and is computed after giving consideration to the weighted average dilutive effect of the Company’s stock options and after the allocation of earnings to the participating securities. Antidilutive options are disregarded in earnings per share calculations.

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted earnings per share for the three and six months ended March 31, 2018 and 2017 is presented below.

Three Months Ended March 31,	2018	2017
(Dollars in Thousands, Except Share and Per Share Data)
Basic income per common share:
Net income attributable to Meta Financial Group, Inc.	$31,436	$32,142
Weighted average common shares outstanding	9,687,060	9,345,277
Basic income per common share	3.25	3.44

Diluted income per common share:
Net income attributable to Meta Financial Group, Inc.	$31,436	$32,142
Weighted average common shares outstanding	9,687,060	9,345,277
Outstanding options - based upon the two-class method	39,652	54,674
Weighted average diluted common shares outstanding	9,726,712	9,399,951
Diluted income per common share	3.23	3.42

Six Months Ended March 31,	2018	2017
(Dollars in Thousands, Except Share and Per Share Data)
Basic income per common share:
Net income attributable to Meta Financial Group, Inc.	$36,106	$33,386
Weighted average common shares outstanding	9,671,792	9,138,692
Basic income per common share	3.73	3.65

Diluted income per common share:
Net income attributable to Meta Financial Group, Inc.	$36,106	$33,386
Weighted average common shares outstanding	9,671,792	9,138,692
Outstanding options - based upon the two-class method	38,346	53,790
Weighted average diluted common shares outstanding	9,710,138	9,192,482
Diluted income per common share	3.72	3.63

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
The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale and held to maturity securities at March 31, 2018 and September 30, 2017 are presented below.

Available For Sale
At March 31, 2018	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Small business administration securities	52,313	50	(266)	52,097
Obligations of states and political subdivisions	14,508	62	(173)	14,397
Non-bank qualified obligations of states and political subdivisions	1,219,989	4,502	(18,125)	1,206,366
Asset-backed securities	142,305	2,007	(161)	144,151
Mortgage-backed securities	671,649	—	(16,759)	654,890
Total debt securities	2,100,764	6,621	(35,484)	2,071,901
Common equities and mutual funds	1,347	505	(1)	1,851
Total available for sale securities	$2,102,111	$7,126	$(35,485)	$2,073,752

At September 30, 2017	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Small business administration securities	57,046	825	—	57,871
Non-bank qualified obligations of states and political subdivisions	938,883	14,983	(3,037)	950,829
Asset-backed securities	94,451	2,381	—	96,832
Mortgage-backed securities	588,918	1,259	(3,723)	586,454
Total debt securities	1,679,298	19,448	(6,760)	1,691,986
Common equities and mutual funds	1,009	436	—	1,445
Total available for sale securities	$1,680,307	$19,884	$(6,760)	$1,693,431

Held to Maturity
At March 31, 2018	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$3,934	$17	$(25)	$3,926
Non-bank qualified obligations of states and political subdivisions	222,684	68	(8,189)	214,563
Mortgage-backed securities	8,393	—	(332)	8,061
Total held to maturity securities	$235,011	$85	$(8,546)	$226,550

At September 30, 2017	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$19,247	$157	$(36)	$19,368
Non-bank qualified obligations of states and political subdivisions	430,593	4,744	(2,976)	432,361
Mortgage-backed securities	113,689	—	(1,233)	112,456
Total held to maturity securities	$563,529	$4,901	$(4,245)	$564,185

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

GAAP requires that, at acquisition, an enterprise classify debt securities into one of three categories: Available for Sale (“AFS”), Held to Maturity (“HTM”) or trading. AFS securities are carried at fair value on the consolidated statements of financial condition, and unrealized holding gains and losses are excluded from earnings and recognized as a separate component of equity in accumulated other comprehensive income (“AOCI”). HTM debt securities are measured at amortized cost. Both AFS and HTM are subject to review for other-than-temporary impairment. The Company did not have any trading securities at March 31, 2018 or September 30, 2017.

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018 and September 30, 2017, were as follows:

Available For Sale	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At March 31, 2018	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Small business administration securities	$42,418	$(266)	$—	$—	$42,418	$(266)
Obligations of states and political subdivisions	8,469	(173)	—	—	8,469	(173)
Non-bank qualified obligations of states and political subdivisions	770,431	(17,356)	15,650	(769)	786,081	(18,125)
Asset-backed securities	49,063	(161)	—	—	49,063	(161)
Mortgage-backed securities	374,252	(6,233)	280,638	(10,526)	654,890	(16,759)
Total debt securities	1,244,633	(24,189)	296,288	(11,295)	1,540,921	(35,484)
Common equities and mutual funds	1,850	(1)	—	—	1,850	(1)
Total available for sale securities	$1,246,483	$(24,190)	$296,288	$(11,295)	$1,542,771	$(35,485)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2017	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Non-bank qualified obligations of states and political subdivisions	280,900	(2,887)	5,853	(150)	286,753	(3,037)
Mortgage-backed securities	237,897	(1,625)	100,287	(2,098)	338,184	(3,723)
Total debt securities	518,797	(4,512)	106,140	(2,248)	624,937	(6,760)
Total available for sale securities	$518,797	$(4,512)	$106,140	$(2,248)	$624,937	$(6,760)

Held To Maturity	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At March 31, 2018	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$1,682	$(4)	$1,742	$(21)	$3,424	$(25)
Non-bank qualified obligations of states and political subdivisions	133,070	(4,468)	76,449	(3,721)	209,519	(8,189)
Mortgage-backed securities	—	—	8,061	(332)	8,061	(332)
Total held to maturity securities	$134,752	$(4,472)	$86,252	$(4,074)	$221,004	$(8,546)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2017	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$1,364	$(6)	$4,089	$(30)	$5,453	$(36)
Non-bank qualified obligations of states and political subdivisions	202,018	(2,783)	6,206	(193)	208,224	(2,976)
Mortgage-backed securities	112,456	(1,233)	—	—	112,456	(1,233)
Total held to maturity securities	$315,838	$(4,022)	$10,295	$(223)	$326,133	$(4,245)

At March 31, 2018, the investment portfolio included securities with current unrealized losses which have existed for longer than one year.  All of these securities are considered to be acceptable credit risks.  Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, and because the Company does not intend to sell these securities (has not made a decision to sell) and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, which may occur at maturity, no other-than-temporary impairment was recorded at March 31, 2018.

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

Available For Sale	AMORTIZED COST	FAIR VALUE

At March 31, 2018	(Dollars in Thousands)

Due in one year or less	$100	$100
Due after one year through five years	47,402	47,956
Due after five years through ten years	436,528	438,149
Due after ten years	945,085	930,806
	1,429,115	1,417,011
Mortgage-backed securities	671,649	654,890
Common equities and mutual funds	1,347	1,851
Total available for sale securities	$2,102,111	$2,073,752

	AMORTIZED COST	FAIR VALUE
At September 30, 2017	(Dollars in Thousands)

Due in one year or less	$—	$—
Due after one year through five years	36,586	37,674
Due after five years through ten years	347,831	358,198
Due after ten years	705,963	709,660
	1,090,380	1,105,532
Mortgage-backed securities	588,918	586,454
Common equities and mutual funds	1,009	1,445
Total available for sale securities	$1,680,307	$1,693,431

Held To Maturity	AMORTIZED COST	FAIR VALUE

At March 31, 2018	(Dollars in Thousands)

Due in one year or less	$2,267	$2,260
Due after one year through five years	16,641	16,572
Due after five years through ten years	22,949	22,695
Due after ten years	184,761	176,962
	226,618	218,489
Mortgage-backed securities	8,393	8,061
Total held to maturity securities	$235,011	$226,550

	AMORTIZED COST	FAIR VALUE
At September 30, 2017	(Dollars in Thousands)
Due in one year or less	$1,483	$1,480
Due after one year through five years	17,926	18,160
Due after five years through ten years	144,996	147,832
Due after ten years	285,435	284,257
	449,840	451,729
Mortgage-backed securities	113,689	112,456
Total held to maturity securities	$563,529	$564,185

NOTE 6.     COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements.

At March 31, 2018 and September 30, 2017, unfunded loan commitments approximated $289.0 million and $233.2 million, respectively, excluding undisbursed portions of loans in process. Commitments, which are disbursed subject to certain limitations, extend over various periods of time.  Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract.

The Company had no commitments to purchase or sell securities at March 31, 2018 or September 30, 2017.

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
The Bank was served, on October 14, 2016, with a lawsuit captioned Card Limited, LLC v. MetaBank dba Meta Payment Systems, Civil No. 2:16-cv-00980 in the United States District Court for the District of Utah. This action was initiated by a former prepaid program manager of the Bank, which was terminated by the Bank in fiscal year 2016. Card Limited alleges that after all of the programs were wound down, there were two accounts with a positive balance to which they are entitled. The Bank’s position is that Card Limited is not entitled to the funds contained in said accounts. The total amount to which Card Limited claims it is entitled is $4.0 million. The Bank intends to vigorously defend this claim. An estimate of a range of reasonably possible loss cannot be made at this stage of the litigation because discovery is still being conducted.
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

The following tables show the activity of options and nonvested (restricted) shares granted, exercised, or forfeited under the 2002 Omnibus Incentive Plan for the six months ended March 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Per Share Data)
Options outstanding, September 30, 2017	75,757	$22.62	2.28	$4,225
Granted	—	—	—	—
Exercised	(23,770)	16.45	—	1,909
Forfeited or expired	—	—	—	—
Options outstanding, March 31, 2018	51,987	$25.45	2.28	$4,354

Options exercisable, March 31, 2018	51,987	$25.45	2.28	$4,354

	Number of Shares	Weighted Average Fair Value at Grant
(Dollars in Thousands, Except Per Share Data)
Nonvested (restricted) shares outstanding, September 30, 2017	304,526	$86.96
Granted	63,081	92.29
Vested	(71,761)	86.24
Forfeited or expired	(1,191)	79.06
Nonvested (restricted) shares outstanding, March 31, 2018	294,655	$88.31

During the first and second quarters of fiscal 2017, stock awards were granted to the Company's three highest paid executive officers in connection with their signing of employment agreements with the Company. These stock awards vest over eight years.

At March 31, 2018, stock-based compensation expense not yet recognized in income totaled $16.9 million, which is expected to be recognized over a weighted average remaining period of 3.66 years.

NOTE 8.     SEGMENT INFORMATION

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met.

The Company reports its results of operations through the following three business segments: Payments, Banking, and Corporate Services/Other. Certain shared services, including the investment portfolio, wholesale deposits and borrowings, are included in Corporate Services/Other. National Lending and Community Banking are reported in the Banking segment. Meta Payments Systems ("MPS"), Refund Advantage, EPS Financial ("EPS"), SCS, and other tax businesses are reported in the Payments segment.

The Company reclassified goodwill, intangibles, related intangible amortization expense, and certain acquisition related expenses during fiscal year 2017 from the Corporate Services / Other segment to Payments and Banking based on how annual impairment testing is performed. Prior period amounts have also been reclassified to conform to the current year presentation.

The following tables present segment data for the Company for the three and six months ended March 31, 2018 and 2017, respectively.

	Payments	Banking	Corporate Services/Other	Total
Three Months Ended March 31, 2018
Interest income	$6,578	$17,052	$9,741	$33,371
Interest expense	1,645	932	3,389	5,966
Net interest income	4,933	16,120	6,352	27,405
Provision for loan losses	18,129	214	—	18,343
Non-interest income	95,673	1,241	505	97,419
Non-interest expense	44,841	6,984	16,672	68,497
Income (loss) before income tax expense (benefit)	37,636	10,163	(9,815)	37,984

Total assets	243,140	1,510,939	2,547,614	4,301,693
Total goodwill	87,145	11,578	—	98,723
Total deposits	2,882,441	244,149	213,907	3,340,497

	Payments	Banking	Corporate Services/Other	Total
Six Months Ended March 31, 2018
Interest income	$11,247	$33,530	$19,451	$64,228
Interest expense	1,645	1,813	7,169	10,627
Net interest income	9,602	31,717	12,282	53,601
Provision for loan losses	19,146	265	—	19,411
Non-interest income	123,774	2,726	187	126,687
Non-interest expense	71,796	13,552	27,191	112,539
Income (loss) before income tax expense (benefit)	42,434	20,626	(14,722)	48,338

Total assets	243,140	1,510,939	2,547,614	4,301,693
Total goodwill	87,145	11,578	—	98,723
Total deposits	2,882,441	244,149	213,907	3,340,497

	Payments	Banking	Corporate Services/Other	Total
Three Months Ended March 31, 2017
Interest income	$3,312	$12,807	$11,599	$27,718
Interest expense	503	672	2,577	3,752
Net interest income	2,809	12,135	9,022	23,966
Provision for loan losses	7,883	766	—	8,649
Non-interest income	90,462	1,387	321	92,170
Non-interest expense	48,288	6,248	12,410	66,946
Income (loss) before income tax expense (benefit)	37,100	6,508	(3,067)	40,541

Total assets	220,207	1,161,651	2,603,738	3,985,596
Total goodwill	87,145	11,578	—	98,723
Total deposits	2,606,674	228,805	36,752	2,872,231

	Payments	Banking	Corporate Services/Other	Total
Six Months Ended March 31, 2017
Interest income	$6,224	$23,562	$20,507	$50,293
Interest expense	503	1,215	4,776	6,494
Net interest income	5,721	22,347	15,731	43,799
Provision for loan losses	8,214	1,278	—	9,492
Non-interest income	109,487	2,458	(426)	111,519
Non-interest expense	71,357	12,094	20,248	103,699
Income (loss) before income tax expense (benefit)	35,637	11,433	(4,943)	42,127

Total assets	220,207	1,161,651	2,603,738	3,985,596
Total goodwill	87,145	11,578	—	98,723
Total deposits	2,606,674	228,805	36,752	2,872,231

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

ASU No. 2016-04, Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products

This ASU requires organizations to derecognize the deposit liabilities for unredeemed prepaid stored-value products (i.e. breakage) consistent with breakage guidance in Topic 606, Revenue from Contracts with Customers. This ASU is effective for annual reporting periods beginning after December 15, 2017, and the Company expects the impact to its consolidated financial statements to be minimal.

ASU No. 2016-02, Leases (Topic 842): Amendments to the Leases Analysis

This ASU requires organizations to recognize lease assets and lease liabilities on the balance sheet, along with disclosing key information about leasing arrangements.  This update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. The Company has finalized its initial assessment of the ASU and expects that the standard will be immaterial to its consolidated financial statements with the Company's leases.

ASU No. 2014-09, Revenue Recognition – Revenue from Contracts with Customers (Topic 606)

This ASU provides guidance on when to recognize revenue from contracts with customers.  The objective of this ASU is to eliminate diversity in practice related to this topic and to provide guidance that would streamline and enhance revenue recognition requirements.  The ASU defines five steps to recognize revenue, including identify the contract with a customer, identify the performance obligations in the contract, determine a transaction price, allocate the transaction price to the performance obligations and then recognize the revenue when or as the entity satisfies a performance obligation.  This update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and the Company is currently assessing all income streams, including different prepaid card programs, so as to ascertain how revenues, including breakage, will be recognized under the standard.

ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes

This ASU requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. This update was effective for annual and interim periods in fiscal years beginning after December 15, 2016, and did not have an impact on the Company's consolidated financial statements.

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

This ASU addresses eight classification issues related to the statement of cash flows including: debt prepayment or debt extinguishment costs, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and the Company expects the impact to its consolidated financial statements to be minimal.

ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities

This ASU requires entities to shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments in this update require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and is not expected to have a material impact on the Company's consolidated financial statements.

ASU 2017-12, Receivables - Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
This ASU targets improving the accounting treatment for hedging activities and provides more flexibility in defining what can be hedged, while reducing earnings volatility due to ineffective hedges, and minimizing documentation requirements. The ASU also offers the ability to reclassify prepayable debt securities from HTM to AFS and subsequently sell the securities, as long as the securities are eligible to be hedged. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted in any interim period or fiscal year before the effective date. The Company early adopted ASU 2017-12 as of October 1, 2017. The Company reclassified certain prepayable debt securities from HTM to AFS during the first quarter of fiscal 2018. See Note 5 to the Notes to Condensed Consolidated Financial Statements for additional information on the securities reclassified.

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

Securities Available for Sale and Held to Maturity.  Securities available for sale are recorded at fair value on a recurring basis and securities held to maturity are carried at amortized cost.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  For both Level 1 and Level 2 securities, management uses various methods and techniques to corroborate prices obtained from the pricing service, including but not limited to reference to dealer or other market quotes, and by reviewing valuations of comparable instruments.  The Company’s Level 1 securities include equity securities and mutual funds.  Level 2 securities include U.S. Government agency and instrumentality securities, U.S. Government agency and instrumentality mortgage-backed securities, municipal bonds and corporate debt securities.  The Company had no Level 3 securities at March 31, 2018 or September 30, 2017.

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

The following table summarizes the fair values of securities available for sale and held to maturity at March 31, 2018 and September 30, 2017.  Securities available for sale are measured at fair value on a recurring basis, while securities held to maturity are carried at amortized cost in the consolidated statements of financial condition.

	Fair Value At March 31, 2018
	Available For Sale				Held to Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Small business administration securities	52,097	—	52,097	—	—	—	—	—
Obligations of states and political subdivisions	14,397	—	14,397	—	3,926	—	3,926	—
Non-bank qualified obligations of states and political subdivisions	1,206,366	—	1,206,366	—	214,563	—	214,563	—
Asset-backed securities	144,151	—	144,151	—	—	—	—	—
Mortgage-backed securities	654,890	—	654,890	—	8,061	—	8,061	—
Total debt securities	2,071,901	—	2,071,901	—	226,550	—	226,550	—
Common equities and mutual funds	1,851	1,851	—	—	—	—	—	—
Total securities	$2,073,752	$1,851	$2,071,901	$—	$226,550	$—	$226,550	$—

	Fair Value At September 30, 2017
	Available For Sale				Held to Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Small business administration securities	57,871	—	57,871	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	19,368	—	19,368	—
Non-bank qualified obligations of states and political subdivisions	950,829	—	950,829	—	432,361	—	432,361	—
Asset-backed securities	96,832	—	96,832	—	—	—	—	—
Mortgage-backed securities	586,454	—	586,454	—	112,456	—	112,456	—
Total debt securities	1,691,986	—	1,691,986	—	564,185	—	564,185	—
Common equities and mutual funds	1,445	1,445	—	—	—	—	—	—
Total securities	$1,693,431	$1,445	$1,691,986	$—	$564,185	$—	$564,185	$—

Loans.  The Company does not record loans at fair value on a recurring basis.  However, if a loan is considered impaired, an allowance for loan losses is established.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, Receivables.

The following table summarizes the assets of the Company that were measured at fair value in the consolidated statements of financial condition on a non-recurring basis as of March 31, 2018 and September 30, 2017.

	Fair Value At March 31, 2018
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
1-4 family residential mortgage loans	$110	$—	$—	$110
Total Impaired Loans	110	—	—	110
Foreclosed Assets, net	30,050	—	—	30,050
Total	$30,160	$—	$—	$30,160

	Fair Value At September 30, 2017
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Foreclosed Assets, net	292	—	—	292
Total	$292	$—	$—	$292

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at March 31, 2018	Fair Value at September 30, 2017	Valuation Technique	Unobservable Input	Range of Inputs
Impaired Loans, net	$110	—	Market approach	Appraised values (1)	4.00 - 10.00%
Foreclosed Assets, net	$30,050	292	Market approach	Appraised values (1)	4.00 - 10.00%

(1)	The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimating selling costs in a range of 4% to 10%.

The following table discloses the Company’s estimated fair value amounts of its financial instruments as of the dates set forth below.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of March 31, 2018 and September 30, 2017, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at March 31, 2018 and September 30, 2017.

	March 31, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$107,563	$107,563	$107,563	$—	$—

Securities available for sale	2,073,752	2,073,752	1,851	2,071,901	—
Securities held to maturity	235,011	226,550	—	226,550	—
Total securities	2,308,763	2,300,302	1,851	2,298,451	—

Loans receivable:
One to four family residential mortgage loans	205,994	205,553	—	—	205,553
Commercial and multi-family real estate loans	685,457	679,483	—	—	679,483
Agricultural real estate loans	36,460	35,992	—	—	35,992
Consumer loans	281,371	299,959	—	—	299,959
Commercial operating loans	47,461	46,987	—	—	46,987
Agricultural operating loans	22,313	22,226	—	—	22,226
CML insurance premium finance loans	240,640	240,691	—	—	240,691
Total loans receivable	1,519,696	1,530,891	—	—	1,530,891

Federal Home Loan Bank stock	17,846	17,846	—	17,846	—
Accrued interest receivable	17,604	17,604	17,604	—	—

Financial liabilities
Non-interest bearing demand deposits	2,850,886	2,850,886	2,850,886	—	—
Interest bearing demand deposits, savings, and money markets	236,812	236,812	236,812	—	—
Certificates of deposit	71,712	70,907	—	70,907	—
Wholesale non-maturing deposits	63,083	63,083	63,083	—	—
Wholesale certificates of deposit	118,004	117,613	—	117,613	—
Total deposits	3,340,497	3,339,301	3,150,781	188,520	—

Federal funds purchased	314,000	314,000	314,000	—	—
Securities sold under agreements to repurchase	1,714	1,714	—	1,714	—
Capital lease	1,907	1,907	—	1,907	—
Trust preferred securities	10,310	10,464	—	10,464	—
Subordinated debentures	73,418	75,188	—	75,188	—
Accrued interest payable	1,315	1,315	1,315	—	—

	September 30, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$1,267,586	$1,267,586	$1,267,586	$—	$—

Securities available for sale	1,693,431	1,693,431	1,445	1,691,986	—
Securities held to maturity	563,529	564,185	—	564,185	—
Total securities	2,256,960	2,257,616	1,445	2,256,171	—

Loans receivable:
One to four family residential mortgage loans	196,706	196,970	—	—	196,970
Commercial and multi-family real estate loans	585,510	576,330	—	—	576,330
Agricultural real estate loans	61,800	61,584	—	—	61,584
Consumer loans	163,004	163,961	—	—	163,961
Commercial operating loans	35,759	35,723	—	—	35,723
Agricultural operating loans	33,594	32,870	—	—	32,870
CML insurance premium finance loans	250,459	250,964	—	—	250,964
Total loans receivable	1,326,832	1,318,402	—	—	1,318,402

Federal Home Loan Bank stock	61,123	61,123	—	61,123	—
Accrued interest receivable	19,380	19,380	19,380	—	—

Financial liabilities
Non-interest bearing demand deposits	2,454,057	2,454,057	2,454,057	—	—
Interest bearing demand deposits, savings, and money markets	169,557	169,557	169,557	—	—
Certificates of deposit	123,637	123,094	—	123,094	—
Wholesale non-maturing deposits	18,245	18,245	18,245	—	—
Wholesale certificates of deposits	457,928	457,509	—	457,509	—
Total deposits	3,223,424	3,222,462	2,641,859	580,603	—

Advances from Federal Home Loan Bank	415,000	415,003	—	415,003	—
Federal funds purchased	987,000	987,000	987,000	—	—
Securities sold under agreements to repurchase	2,472	2,472	—	2,472	—
Capital lease	1,938	1,938	—	1,938	—
Trust preferred securities	10,310	10,447	—	10,447	—
Subordinated debentures	73,347	76,500	—	76,500	—
Accrued interest payable	2,280	2,280	2,280	—	—

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at March 31, 2018 and September 30, 2017.

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

LOANS RECEIVABLE, NET
The fair value of loans is estimated using a historical or replacement cost basis concept (i.e., an entrance price concept).  The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers and for similar remaining maturities.  When using the discounting method to determine fair value, homogeneous loans with similar terms and conditions were grouped together and discounted at a target rate at which similar loans would be made to borrowers at March 31, 2018 or September 30, 2017.  In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value as a result of the discounted cash flow which approximates the fair value adjustment for the credit quality component.

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

NOTE 11. GOODWILL AND INTANGIBLE ASSETS

The Company held a total of $98.7 million of goodwill as of March 31, 2018. The recorded goodwill was due to two separate business combinations during fiscal 2015 and two separate business combinations during the first quarter of fiscal 2017. The fiscal 2015 business combinations included $11.6 million of goodwill in connection with the purchase of substantially all of the commercial loan portfolio and related assets of AFS/IBEX on December 2, 2014 and $25.4 million of goodwill in connection with the purchase of substantially all of the assets and liabilities of Refund Advantage on September 8, 2015. The fiscal 2017 business combinations included $30.4 million of goodwill in connection with the purchase of substantially all of the assets of EPS Financial, LLC on November 1, 2016, and $31.4 million of goodwill in connection with the purchase of substantially all of the assets and specified liabilities of Specialty Consumer Services LP on December 14, 2016. The goodwill associated with these transactions is deductible for tax purposes.

The changes in the carrying amount of the Company’s goodwill and intangible assets for the six months ended March 31, 2018 and 2017 were as follows:

	2018	2017
Six Months Ended March 31,	(Dollars in Thousands)
Goodwill
Beginning balance	$98,723	$36,928
Acquisitions during the period	—	61,795
Write-offs during the period	—	—
Ending balance	$98,723	$98,723

	Trademark(1)	Non-Compete(2)	Customer Relationships(3)	All Others(4)	Total
Intangibles
Balance as of September 30, 2017	$10,051	$1,782	$31,707	$8,638	$52,178
Acquisitions during the period	—	—	—	47	47
Amortization during the period	(319)	(249)	(3,388)	(456)	(4,412)
Write-offs during the period	—	—	—	(89)	(89)
Balance as of March 31, 2018	$9,732	$1,533	$28,319	$8,140	$47,724

Gross carrying amount	$10,990	$2,480	$57,810	$10,550	$81,830
Accumulated amortization	(1,258)	(947)	(19,243)	(1,792)	(23,240)
Accumulated impairment	—	—	(10,248)	(618)	(10,866)
Balance as of March 31, 2018	$9,732	$1,533	$28,319	$8,140	$47,724
(1) Book amortization period of 5-15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 3-5 years. Amortized using the straight line method.
(3) Book amortization period of 10-30 years. Amortized using the accelerated method.
(4) Book amortization period of 3-20 years. Amortized using the straight line method.

	Trademark(1)	Non-Compete(2)	Customer Relationships(3)	All Others(4)	Total
Intangibles
Balance as of September 30, 2016	$5,149	$127	$20,590	$3,055	$28,921
Acquisitions during the period	5,500	2,180	31,770	6,869	46,319
Amortization during the period	(282)	(228)	(7,735)	(362)	(8,607)
Write-offs during the period	—	—	—	—	—
Balance as of March 31, 2017	$10,367	$2,079	$44,625	$9,562	$66,633

Gross carrying amount	$10,990	$2,480	$57,810	$10,426	$81,706
Accumulated amortization	(623)	(401)	(13,185)	(864)	(15,073)
Balance as of March 31, 2017	$10,367	$2,079	$44,625	$9,562	$66,633
(1) Book amortization period of 15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 3 years. Amortized using the straight line method.
(3) Book amortization period of 10-30 years. Amortized using the accelerated method.
(4) Book amortization period of 3-20 years. Amortized using the straight line method.

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in the remaining six months of fiscal 2018 and subsequent fiscal years is as follows:

(Dollars in Thousands)
Remaining in 2018	$3,297
2019	7,151
2020	5,753
2021	5,184
2022	4,262
2023	3,624
Thereafter	18,453
Total anticipated intangible amortization	$47,724

The Company tests intangible assets for impairment at least annually or more often if conditions indicate a possible impairment.  There were no impairments to intangible assets during the three and six months ended March 31, 2018 or 2017.  The annual goodwill impairment test for fiscal 2018 will be conducted at September 30, 2018.

NOTE 12. INCOME TAXES

Income tax expense for the six months ended March 31, 2018 was $12.2 million, resulting in an effective tax rate of 25.3%, compared to $8.7 million, or an effective tax rate of 20.7%, for the six months ended March 31, 2017.

The Tax Cuts and Jobs Act (the "Tax Act") was signed into law on December 22, 2017. The Tax Act has a significant impact on the U.S. corporate income tax regime by lowering the U.S. corporate tax rate from 35% to 21% effective for taxable years beginning on or after January 1, 2018 in addition to implementing numerous other changes. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.

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

NOTE 14. SUBSEQUENT EVENTS
Management has evaluated subsequent events. There were no material subsequent events that would require recognition or disclosure in our consolidated financial statements as of or for the quarter ended March 31, 2018.

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

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” or the negative of those terms, or other words of similar meaning or similar expressions. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements are based on information currently available to us and assumptions about future events, and include statements with respect to the Company’s beliefs, expectations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such risks, uncertainties and other factors may cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Such statements address, among others, the following subjects: future operating results; customer retention; loan and other product demand; important components of the Company's statements of financial condition and operations; growth and expansion; new products and services, such as those offered by the Bank or MPS, a division of the Bank; credit quality and adequacy of reserves; technology; and the Company's employees. The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: the risk that the transaction with Crestmark may not occur on a timely basis or at all; the parties’ ability to obtain regulatory approvals and approval of their respective shareholders, and otherwise satisfy the other conditions to closing, on a timely basis or at all; the risk that the businesses of the Company and MetaBank, on the one hand, and Crestmark and Crestmark Bank, on the other hand, may not be combined successfully, or such combination may take longer, be more difficult, time-consuming or costly to accomplish than expected; the expected growth opportunities, beneficial synergies and/or operating efficiencies from the proposed transaction may not be fully realized or may take longer to realize than expected; customer losses and business disruption following the announcement or consummation of the proposed transaction; potential litigation or regulatory actions relating to the proposed merger transaction; the risk that the Company may incur unanticipated or unknown losses or liabilities if it completes the proposed transaction with Crestmark and Crestmark Bank; additional changes in tax laws; maintaining our executive management team; the strength of the United States' economy, in general, and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), as well as efforts of the United States Treasury in conjunction with bank regulatory agencies to stimulate the economy and protect the financial system; inflation, interest rate, market, and monetary fluctuations; the timely development , and acceptance of new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third parties; any actions which may be initiated by our regulators in the future; the impact of changes in financial services laws and regulations, including, but not limited to, laws and regulations relating to the tax refund industry and the insurance premium finance industry; our relationship with our primary regulators, the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve, as well as the Federal Deposit Insurance Corporation (“FDIC”), which insures the Bank’s deposit accounts up to applicable limits; technological changes, including, but not limited to, the protection of electronic files or databases; acquisitions; litigation risk, in general, including, but not limited to, those risks involving the Bank's divisions; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by the Bank of its status as a well-capitalized institution, particularly in light of our growing deposit base, a portion of which has been characterized as “brokered”; changes in consumer spending and saving habits; and the success of the Company at maintaining its high quality asset level and managing and collecting assets of borrowers in default should problem assets increase.

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

The following discussion focuses on the consolidated financial condition of the Company at March 31, 2018, compared to September 30, 2017, and the consolidated results of operations for the three and six months ended March 31, 2018 and 2017.  This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2017 and the related management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

OVERVIEW OF FINANCIAL PERFORMANCE

The Company recorded net income of $31.4 million, or $3.23 per diluted share, for the three months ended March 31, 2018, compared to net income of $32.1 million, or $3.42 per diluted share, for the three months ended March 31, 2017, a decrease of 2%. The 2018 fiscal second quarter pre-tax results included $2.2 million of merger and acquisition related expenses, a $0.5 million payout of severance costs related to synergy efforts in the Company's tax divisions, and a $0.2 million loss on sale of investments. The 2018 fiscal second quarter pre-tax results also included $2.7 million in amortization of intangible assets and $1.3 million in non-cash stock-related compensation associated with executive officer employment agreements (see Select Quarterly Expenses table).

Net interest income was $27.4 million in the 2018 fiscal second quarter, an increase of $3.4 million, or 14%, compared to $24.0 million in the second quarter of fiscal 2017. This increase was largely driven by increased loan balances, primarily in the portfolios of community banking, purchased student loans, and commercial insurance premium finance loans. A rise in interest expense, largely due to an increase in short-term funding rates and an increase in wholesale funding balances due to retaining more tax services loans on the Company's balance sheet, partially offset the increase in interest income.

Card fee income increased $0.3 million, or 1%, to $26.9 million for the 2018 fiscal second quarter when compared to the same quarter in 2017. Card fee growth with respect to the 2018 fiscal second quarter compared to the same period of the prior year was negatively affected by a promotional campaign during the second quarter of fiscal 2017 that has since expired as expected. Excluding the year over year change for the promotional campaign's partner, card fee income would have been up $1.3 million, or 5%, when comparing the 2018 fiscal second quarter to the same period of the prior year. The Company expects fiscal year 2018 total card fee income to be between $95.0 million and $101.0 million and expects total card processing expense to be between $23.0 million and $27.0 million.

For the three months ended March 31, 2018, compared to the same period of the prior year, tax product fee income increased $4.0 million, or 6%, from $63.6 million to $67.6 million, tax product expense decreased $2.0 million, or 15%, from $13.3 million to $11.3 million, and provision for loan losses related to tax services loans increased $10.2 million, or 130%, from $7.9 million to $18.1 million. The increase in tax product fee income and provision for loan losses was primarily due to retaining all tax advance loans originated during the 2018 tax season, as opposed to the previous year when a majority of these loans were sold. When comparing pre-tax income for the tax services business, the 2018 fiscal first quarter was higher than the same period of the prior year, while the 2018 fiscal second quarter was lower than the same period of the prior year. The Company expects 2018 fiscal third quarter pre-tax income to be higher than the same period of the prior year and now expects total fiscal 2018 pre-tax income for our tax services business to be approximately $1 million to $3 million lower than for total fiscal 2017.

The Company's 2018 fiscal second quarter average assets grew to $4.70 billion, compared to $4.41 billion in the fiscal 2017 second quarter, an increase of 7%, primarily driven by growth in loan balances.

Total loans receivable, net of allowance for loan losses, increased $353.9 million, or 31%, at March 31, 2018, compared to March 31, 2017. This increase was primarily related to growth in commercial real estate loans, consumer loans, due to the purchased student loan portfolios and tax advance loans, and commercial insurance premium finance loans.

Payments division average deposits increased $190.9 million, or 8%, for the 2018 fiscal second quarter when compared to the same quarter of 2017.

Non-performing assets (“NPAs”) were 0.84% of total assets at March 31, 2018, compared to 0.12% at March 31, 2017. See Credit Quality section below for further detail.

BUSINESS UPDATES

As previously announced on January 9, 2018, the Company entered into a definitive agreement with Crestmark Bancorp, Inc. (“Crestmark”), the holding company of Crestmark Bank, whereby the Company will acquire Crestmark in an all-stock transaction. The transaction would combine two highly-profitable and high-growth earnings-driven cultures, providing a national commercial and industrial lending platform and immediate pipeline of insurance premium financing business, while reducing seasonality of earnings.

On April 27, 2018, the Company filed a joint proxy statement and final prospectus related to the proposed Crestmark transaction and proposed increase in share authorization to accommodate a 3-for-1 forward stock split. Meta and Crestmark commenced mailing of the joint proxy statement and final prospectus to Meta and Crestmark stockholders as of the record date during the first week of May 2018. The transaction is subject to the approval of shareholders of Meta and Crestmark, with Meta's and Crestmark's special meetings scheduled to take place on May 29, 2018.

On April 30, 2018, Meta announced an expanded, four-year agreement with AAA. Together, Meta and AAA anticipate bringing robust payments solutions to US-based AAA Clubs. Under this new agreement, MetaBank and AAA will expand distribution of the payments products, as well as enhancing them based on member feedback and consumer preference, adding features like mobile applications for card management and additional load capabilities.

On April 30, 2018, Meta announced an agreement with CURO Group Holdings Corp ("CURO"), a leader in providing short-term credit to underbanked consumers. Together, the organizations will launch a new line of credit product that the parties believe will be more flexible and transparent than others in the market, and well-suited for US-based underbanked consumers. CURO and Meta expect to unveil the new, joint brand and a timeline for the pilot launch later this year. In the first three years of the agreement with CURO, Meta expects to hold up to $350 million in product receivables on its balance sheet.

On April 3, 2018, Meta announced it entered into a three-year agreement with Health Credit Services ("HCS"), a technology-driven, patient financing company. MetaBank will approve and originate loans for elective procedures for select HCS provider offices throughout the country. During the three-year agreement, MetaBank expects to originate at least several hundred million dollars in personal loans.

On March 12, 2018, Meta announced a 10-year renewal of a relationship with Money Network Financial, LLC ("Money Network"), a wholly-owned subsidiary of First Data (NYSE: FDC). MetaBank supports a range of Money Network payments programs, most notably the Money Network® Electronic Payment Delivery Service, which large organizations use to provide employees the option of receiving wages electronically.

Meta believes that these newly-announced consumer lending agreements will position the Company to capitalize on the Company's national deposit base and distribution channels, as well as allow the Company to leverage its Specialty Consumer Services team and Meta's balance sheet to generate significantly higher margins from these products relative to other Meta lending products. These consumer credit programs are expected to generate positive earnings effects in fiscal 2019, and the Company expects to see further income growth in fiscal 2020 as programs scale and even greater efficiencies are expected to take hold. Accordingly, the new agreements announced in fiscal 2018 are expected to require upfront investment to generate future higher returns. By leveraging the leadership and talent at its Specialty Consumer Services group, as well as its origination and decision science platform, the Company expects to develop channels of consumer loan originations with prudent risk management and credit structuring.  Generally, credit structuring may include influence of the seniority of Meta’s position within the cash flow waterfall as well as other credit enhancement protections.

FINANCIAL CONDITION

At March 31, 2018, the Company’s assets decreased by $926.6 million, or 17%, to $4.30 billion compared to $5.23 billion at September 30, 2017. The decrease in total assets from September 30, 2017 to March 31, 2018 was due to a significant reduction in cash and cash equivalents that was partially offset by increases in loans receivables and total investment securities.

Total cash and cash equivalents was $107.6 million at March 31, 2018, a decrease of $1.16 billion, or 89%, from $1.27 billion at September 30, 2017. The decrease was primarily the result of the Company's decreased balances maintained at other banking institutions. The Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the Federal Reserve Bank. At September 30, 2017 and December 31, 2017, the Company temporarily repositioned the balance sheet to prepare for the upcoming seasonal tax lending activity.

The total of mortgage-backed securities (“MBS”) and investment securities increased $51.8 million, or 2%, to $2.31 billion at March 31, 2018, compared to $2.26 billion at September 30, 2017, as purchases exceeded maturities, sales, and principal pay downs. The Company’s portfolio of investment securities and MBS securities consists primarily of U.S. Government agency and instrumentality MBS, U.S. Government related asset backed securities, U.S. Government agency or instrumentality collateralized housing related municipal securities, and high quality non-bank qualified obligations of states and political subdivisions (“NBQ”). Of the total MBS, $654.9 million were classified as available for sale, and $8.4 million were classified as held to maturity. Of the total investment securities, $1.42 billion were classified as available for sale and $226.6 million were classified as held to maturity. During the six month period ended March 31, 2018, the Company purchased $216.9 million of investment securities available for sale, $107.1 million MBS securities, and no investment securities held to maturity.

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

The Company’s portfolio of net loans receivable increased $172.7 million, or 13%, to $1.49 billion at March 31, 2018, from $1.32 billion at September 30, 2017. This increase was primarily attributable to a $118.4 million increase in consumer loans, largely due to the purchased student loan portfolios and refund advance loans, a $99.9 million, or 17%, increase in commercial real estate loans, an $11.7 million, or 33%, increase in commercial operating loans, and a $9.3 million, or 5%, increase in residential mortgage loans, offset in part by a $36.6 million, or 38%, decrease in total agricultural loans and a $9.8 million, or 4%, decrease in commercial insurance premium finance loans. The decrease in the agricultural loan balances was due to two large relationships, one that was paid off in the 2018 fiscal first quarter and the other that was transferred to foreclosed real estate and repossessed assets on January 2, 2018. Excluding the purchased student loan portfolios and refund advances, total loans receivable, net of allowance for loan losses, would have increased $73.7 million, or 6%, from September 30, 2017 to March 31, 2018. Community banking loans increased $79.2 million, or 9%, during this period. Of the $685.5 million in commercial and multi-family real estate loans at March 31, 2018, $131.7 million were considered high-volatility commercial real estate (“HVCRE”) loans.  While such HVCRE loans are risk-weighted at 150% rather than 100%, as is customary for non-HVCRE commercial loans, the increase to the Company’s risk-weighted assets was inconsequential in terms of the Company’s capital ratios.

Total deposits increased $117.1 million, or 4%, at March 31, 2018, to $3.34 billion from $3.22 billion at September 30, 2017, primarily related to an increase of $396.8 million in non-interest bearing deposits, an increase of $56.1 million in interest-bearing checking deposits, and an increase in savings deposits of $11.8 million. The increase in total deposits was partially offset by a decrease of $295.1 million in wholesale deposits and a $51.9 million decrease in certificates of deposit. Deposits attributable to the Payments segment increased by $445.5 million, or 18%, to $2.88 billion at March 31, 2018, compared to $2.44 billion at September 30, 2017.  The average balance of total deposits and interest-bearing liabilities was $3.89 billion for the six month period ended March 31, 2018, compared to $3.48 billion for the same period in the prior year. The average balance of non-interest bearing deposits for the six month period ended March 31, 2018 increased by $208.7 million, or 9%, to $2.49 billion, compared to the same period in the prior year.

Total borrowings decreased $1.09 billion, or 73%, from $1.49 billion at September 30, 2017 to $401.3 million at March 31, 2018, primarily due to a decrease in short-term borrowings. At September 30, 2017 and December 31, 2017, the Company's cash balances were much higher than normal due to a temporary repositioning of the balance sheet at those dates as part of its preparations for the 2018 tax season. The Company’s overnight federal funds purchased fluctuates on a daily basis due to the nature of a portion of its non-interest bearing deposit base, primarily related to payroll processing timing with a higher volume of overnight federal funds purchased on Monday through Wednesday, which are typically paid down on Thursday and Friday.  Secondarily, a portion of certain programs are pre-funded, typically in the final week of the month and the corresponding deposits are received typically on the first day of the following month causing a temporary increased need for overnight borrowings. Accordingly, our level of borrowings may fluctuate significantly on any particular quarter end date.

At March 31, 2018, the Company’s stockholders’ equity totaled $443.7 million, an increase of $9.2 million, from $434.5 million at September 30, 2017.  The increase was attributable to net earnings and an increase in additional paid-in capital, partially offset by accumulated other comprehensive income (loss) and cash dividends paid. At March 31, 2018, the Bank continued to exceed all regulatory requirements for classification as a well‑capitalized institution.  See “Liquidity and Capital Resources” for further information.

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

The Company believes that the level of allowance for loan losses at March 31, 2018 was appropriate and reflected probable losses related to these loans; however, there can be no assurance that all loans will be fully collectible or that the present level of the allowance will be adequate in the future. See “Allowance for Loan Losses” below.

The table below sets forth the amounts and categories of non-performing assets in the Company’s portfolio as of the dates set forth below. Foreclosed assets include assets acquired in settlement of loans.

	Non-Performing Assets As Of
	March 31, 2018	September 30, 2017
Non-Performing Loans	(Dollars in Thousands)

Non-Accruing Loans:
1-4 Family Real Estate	$231	$—
Commercial and Multi-Family Real Estate	281	685
Total	512	685

Accruing Loans Delinquent Greater Than 89 Days
1-4 Family Real Estate	271	—
Agricultural Real Estate	—	34,198
Consumer	2,051	1,406
Agricultural Operating	—	97
CML Insurance Premium Finance	3,214	1,205
Total	5,536	36,906

Total Non-Performing Loans(1)	6,048	37,591

Other Assets

Foreclosed Assets:
1-4 Family Real Estate	—	62
Commercial and Multi-Family Real Estate	128	230
Agricultural Real Estate	29,922	—
Total	30,050	292

Total Other Assets	$30,050	$292

Total Non-Performing Assets	$36,098	$37,883
Total as a Percentage of Total Assets	0.84%	0.61%
Total Non-Performing Assets as a Percentage of Total Assets - excluding insured loans(2)	0.79%	0.70%

(1) At March 31, 2018, the Company had one one-to-four family real estate loan with a balance of $0.1 million that was modified as a TDR within the previous 12 months and for which there was a payment default during the six months ended March 31, 2018. At September 30, 2017, the Company had no TDRs with a payment default.
(2)Excludes from non-performing assets the student loans that are insured by ReliaMax Surety Company.

At March 31, 2018, non-performing loans totaled $6.0 million, representing 0.40% of total loans, compared to $37.6 million, or 2.19% of total loans at September 30, 2017. This decrease in non-performing loans was primarily due to a large well-collateralized agricultural loan relationship for which the Company took ownership upon execution of the deed in lieu of the properties serving as collateral and transferred the loans to foreclosed real estate and repossessed assets on January 2, 2018. Also contributing to the decrease in non-performing loans from September 30, 2017 to March 31, 2018 was the payoff of a previously disclosed $7.0 million non-performing agricultural loan during the first quarter of fiscal 2018.

At March 31, 2018, foreclosed assets totaled $30.1 million, compared to $0.3 million at September 30, 2017. The increase in foreclosed assets was primarily due to the transfer of the aforementioned large well-collateralized agricultural loan relationship. If the properties are sold prior to the end of the agreed-upon receivership period set forth in the settlement agreement, the Company will be entitled to all principal, note interest, legal and other fees and expenses. After the receivership period ends, if the properties are not sold, the Company will be entitled to the fair value of the properties, which the Company believes to be significantly in excess of all principal, note interest, legal and other fees and expenses.

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

On the basis of management’s review of its loans and other assets, at March 31, 2018, the Company had classified $9.4 million of its assets as substandard and did not classify any assets as doubtful or loss. At September 30, 2017, the Company classified $40.6 million of its assets as substandard and did not classify any assets as doubtful or loss.

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

At March 31, 2018, the Company had established an allowance for loan losses totaling $27.1 million, compared to $7.5 million at September 30, 2017. This increase was primarily due to the additional provision expense related to loans originated by our tax services divisions. During the six months ended March 31, 2018, the Company recorded a provision for loan losses of $19.4 million, partially offset by $0.1 million of net recoveries, compared to a provision for loan losses of $9.5 million and $0.5 million of net charge offs for the six months ended March 31, 2017.  Management believes that, based on a detailed review of the Company's loan portfolio, historic loan losses, current economic conditions, the size of the Company's loan portfolio, and other factors, the level of the allowance for loan losses at March 31, 2018 reflected an appropriate allowance against probable losses for the Company's loan portfolio. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.

The allowance for loan losses reflects management’s best estimate of probable losses inherent in the portfolio based on currently available information.  In addition to the factors mentioned above, future additions to the allowance for loan losses may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the Company's loan portfolio.  In addition, the Company's regulators have the ability to order us to increase our allowance.

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

Allowance for Loan Losses.  The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  Although management believes the levels of the allowance at both March 31, 2018 and September 30, 2017 were adequate to absorb probable losses inherent in the Company's loan portfolio, a decline in local economic conditions or other factors could result in losses in excess of the applicable allowance.

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

RESULTS OF OPERATIONS

General. The Company recorded net income of $31.4 million, or $3.23 per diluted share, for the three months ended March 31, 2018, compared to net income of $32.1 million, or $3.42 per diluted share, for the three months ended March 31, 2017. The 2018 fiscal second quarter pre-tax results included $2.2 million of merger and acquisition related expenses, a $0.5 million payout of severance costs related to synergy efforts in the Company's tax divisions, and a $0.2 million loss on sale of investments. The 2018 fiscal second quarter pre-tax results also included $2.7 million in amortization of intangible assets and $1.3 million in non-cash stock-related compensation associated with executive officer employment agreements. Total revenue for the fiscal 2018 second quarter was $124.8 million, compared to $116.1 million for the same quarter in fiscal 2017, an increase of $8.7 million, or 7%. This increase was primarily due to growth in interest income from community banking loans, as well as the purchased student loan and income from tax-exempt securities (included in other investment securities), and growth in tax product fee income.

The Company recorded net income of $36.1 million, or $3.72 per diluted share, for the six months ended March 31, 2018, compared to $33.4 million, or $3.63 per diluted share, for the same period in fiscal year 2017. The increase in net earnings for the six months ended March 31, 2018 was primarily due to increases of $15.2 million in non-interest income and $9.8 million in net interest income, offset by increases of $9.9 million in provision for loan losses and $8.8 million in non-interest expense. Total revenue for the six months ended March 31, 2018 was $180.3 million, compared to $155.3 million for the same period of the prior year, an increase of $25.0 million, or 16%, driven by growth in loan interest income, card fee income, tax product fee income, and investment interest income.

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

Net Interest Income.  Net interest income for the fiscal 2018 second quarter increased by $3.4 million, or 14%, to $27.4 million from $24.0 million for the same quarter in 2017, due to an enhanced interest-earning asset mix primarily due to increases in the community banking loan portfolio, the purchased student loan portfolios, and commercial insurance premium finance loans. Growth in investment security balances also contributed to the increase in net interest income. The quarterly average outstanding balance of loans from all sources as a percentage of interest-earning assets increased from 33% as of the end of the second fiscal quarter of 2017 to 44% as of the end of the second fiscal quarter of 2018. In addition, lower-yielding agency Mortgage-Backed Securities ("MBS") decreased from 19% of interest-earning assets in the fiscal 2017 second quarter to 15% of interest-earning assets for the same quarter in 2018. Net interest income for the fiscal 2018 second quarter was up $1.2 million from the Company's fiscal 2018 first quarter, primarily due to a combination of increased loan balances and yields and higher investment yields on mortgage and asset backed securities, offset in part by higher short-term funding costs.

For the six months ended March 31, 2018, net interest income increased 22% to $53.6 million from $43.8 million for the same period in the prior year. This increase was primarily due to increases of volume and overall yields in loans, including community banking loans, commercial insurance premium finance, purchased student loan portfolios, and growth in investment security balances, particularly in tax exempt securities.

Net interest margin was 2.61% in the fiscal 2018 second quarter, an increase of 16 basis points from 2.45% in the fiscal 2017 second quarter. Net interest margin, tax equivalent ("NIM,TE") was 2.89% in the fiscal 2018 second quarter, a decrease of two basis points from 2.91% in the fiscal 2017 second quarter. The decrease was primarily related to the increase in non-interest bearing tax-related loans retained on the Company's balance sheet in the current year's tax quarter when compared to the previous year, as well as the change in the corporate tax rate. Had corporate tax rates remained at previous rates, excluding changes resulting from the Tax Act, the reported NIM,TE of 2.89% would have been 3.08%. If the average balance of tax services loans for the second quarter of fiscal 2018 had been at similar levels to the same period of fiscal 2017, NIM,TE would have been another seven basis points higher.

The Company estimates, when adjusting for certain seasonal tax program related items as discussed below, a normalized NIM,TE for the 2018 fiscal second quarter would have been between 3.30% and 3.33%, which also reflects the adjusted tax rate due to the adoption of the Tax Act. These adjustments include removing the impact of tax related lending, normalizing cash balances, and making borrowing adjustments by removing borrowing expense if cash balances were available.

For the six months ended March 31, 2018, net interest margin was 2.68%, an increase of 23 basis points from 2.45% for the same period of the prior year. NIM, TE for the six months ended March 31, 2018 was 2.97%, an increase of six basis points from 2.91% for the same period of the prior year.

The overall reported tax equivalent yield (“TEY”) on average earning asset yields increased by 16 basis points to 3.46% when comparing the fiscal 2018 second quarter to the fiscal 2017 second quarter, which was driven primarily by the Company's improved earning asset mix, with increased exposure to its high-quality commercial insurance premium finance, student, and community banking loan portfolios. The reported 3.46% TEY on earning assets reflects the lowered corporate prorated tax rate of the Company's tax-exempt securities portfolio. Had corporate tax rates remained at previous rates, excluding changes resulting from the adoption of the Tax Act, reported TEY on earning assets would have been 3.65%.

The fiscal 2018 second quarter TEY on the securities portfolio decreased by six basis points to 3.18% compared to the same period of the prior year TEY of 3.24%, primarily due to the adoption of the Tax Act, which lowered the TEY on tax-exempt securities. Had corporate tax rates not changed due to the Tax Act, reported securities portfolio TEY yield would have been increased to 3.52% due to new investments being made in higher-yielding investment securities and MBS.

The Company’s average interest-earning assets for the fiscal 2018 second quarter increased by $289.0 million, or 7%, to $4.25 billion, from the comparable quarter in 2017, primarily from growth in the Company's loan portfolio of $552.4 million, of which $239.4 million was attributable to an increase in volume of tax services loans. This increase was partially offset by decreases in cash and fed funds sold and total investment securities of $170.5 million and $92.8 million, respectively. The Company's management believes it has the flexibility to reasonably manage total balance sheet growth moving forward, if needed.

Average interest-earning assets for the six months ended March 31, 2018 increased $415.6 million from the comparable prior fiscal year period, while interest-bearing liabilities increased by $199.9 million.

The Company’s average balance of total deposits and interest-bearing liabilities was $4.17 billion for the three-month period ended March 31, 2018, compared to $3.92 billion for the same period in the prior year, representing an increase of 7%. This increase was primarily due to an increase in total borrowings of $335.9 million and an increase in non-interest-bearing deposits of $143.6 million, partially offset by a decrease in wholesale deposits of $301.9 million.

Overall, the Company's cost of funds for all deposits and borrowings averaged 0.58% during the fiscal 2018 second quarter, compared to 0.39% for the fiscal 2017 second quarter. This increase was primarily due to an increase in short-term funding rates and higher average overall funding balances due to the Company's utilization of more of its capital during non-tax season with higher investment balances and funding, and in preparation to hold more tax loans on the Company's balance sheet. The Company's overall cost of deposits was 0.33% in the 2018 fiscal second quarter, compared to 0.24% in the same quarter of 2017. When excluding wholesale deposits, the Company's cost of deposits for the second quarter of fiscal 2018 would have been 0.06%. At March 31, 2018 and 2017, low-cost checking deposits represented 90% and 95% of total deposits, respectively.

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

Three Months Ended March 31,	2018			2017
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(2)
Interest-earning assets:
Cash & fed funds sold	$132,355	$722	2.21%	$302,890	$593	0.79%
Mortgage-backed securities	642,164	4,047	2.56%	764,742	4,480	2.38%
Tax exempt investment securities	1,431,974	9,001	3.38%	1,349,034	8,325	3.85%
Asset-backed securities	112,301	1,220	4.41%	117,940	723	2.49%
Other investment securities	78,272	537	2.78%	125,792	824	2.66%
Total investments	2,264,711	14,805	3.18%	2,357,508	14,352	3.24%
Community banking loans(3)	998,336	10,747	4.37%	798,125	8,287	4.21%
Tax services loans	416,625	833	0.81%	177,193	11	0.02%
Commercial insurance premium finance loans	242,305	2,913	4.88%	191,282	2,286	4.85%
Student loans and other	196,902	3,351	6.90%	135,213	2,189	6.57%
National lending loans(4)	439,207	6,264	5.78%	326,495	4,475	5.56%
Total loans	1,854,168	17,844	3.90%	1,301,813	12,773	3.98%
Total interest-earning assets	$4,251,234	$33,371	3.46%	$3,962,211	$27,718	3.30%
Non-interest-earning assets	451,568			451,508
Total assets	$4,702,802			$4,413,719

Interest-bearing liabilities:
Interest-bearing checking	$100,804	$51	0.20%	$42,515	$42	0.40%
Savings	59,634	9	0.06%	58,718	8	0.06%
Money markets	48,812	27	0.22%	45,913	20	0.17%
Time deposits	118,933	344	1.17%	101,546	172	0.69%
Wholesale deposits	685,025	2,526	1.50%	986,908	1,942	0.80%
Total interest-bearing deposits	1,013,208	2,957	1.18%	1,235,600	2,184	0.72%
Overnight fed funds purchased	407,789	1,679	1.67%	73,033	168	0.93%
FHLB advances	2,333	9	1.56%	7,000	122	7.08%
Subordinated debentures	73,395	1,114	6.15%	73,256	1,112	6.16%
Other borrowings	19,602	207	4.29%	13,930	166	4.84%
Total borrowings	503,119	3,009	2.43%	167,219	1,568	3.80%
Total interest-bearing liabilities	1,516,327	5,966	1.60%	1,402,819	3,752	1.08%
Non-Interest Bearing Deposits	2,656,516	—	—%	2,512,934	—	—%
Total deposits and interest-bearing liabilities	$4,172,843	$5,966	0.58%	$3,915,753	$3,752	0.39%
Other non-interest bearing liabilities	86,675			106,700
Total liabilities	4,259,518			4,022,453
Shareholders' equity	443,284			391,266
Total liabilities and shareholders' equity	$4,702,802			$4,413,719
Net interest income and net interest rate spread including non-interest bearing deposits		$27,405	2.88%		$23,966	2.91%

Net interest margin			2.61%			2.45%
Tax equivalent effect			0.28%			0.46%
Net interest margin, tax equivalent(5)			2.89%			2.91%
(1) Tax rate used to arrive at the TEY for the three months ended March 31, 2018 was 24.53%
(2) Tax rate used to arrive at the TEY for the three months ended March 31, 2017 was 35%
(3) Previously stated Retail Bank loans have been renamed as Community Banking Loans
(4) Previously stated Specialty Finance Loans have been renamed as National Lending Loans
(5) Net interest margin expressed on a fully taxable equivalent basis ("Net interest margin, tax equivalent") is a non-GAAP financial measure. The tax-equivalent adjustment to net interest income recognizes the estimated income tax savings when comparing taxable and tax-exempt assets and adjusting for federal and state exemption of interest income. We believe that it is a standard practice in the banking industry to present net interest margin expressed on a fully taxable equivalent basis, and accordingly believe the presentation of this non-GAAP financial measure may be useful for peer comparison purposes.

Six Months Ended March 31,	2018			2017
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(2)
Interest-earning assets:
Cash & fed funds sold	$116,163	$1,329	2.29%	$244,088	$983	0.81%
Mortgage-backed securities	657,959	7,805	2.38%	726,766	7,801	2.15%
Tax exempt investment securities	1,420,134	17,699	3.31%	1,259,672	15,227	3.73%
Asset-backed securities	102,864	1,985	3.87%	117,934	1,418	2.41%
Other investment securities	79,163	1,123	2.85%	106,198	1,413	2.67%
Total investments	2,260,120	28,612	3.05%	2,210,570	25,859	3.09%
Community banking loans(3)	973,644	21,213	4.37%	780,449	16,456	4.23%
Tax services loans	216,694	833	0.77%	90,440	11	0.02%
Commercial insurance premium finance loans	243,354	5,712	4.71%	185,912	4,364	4.71%
Student loans and other	194,177	6,529	6.74%	77,122	2,620	6.81%
National lending loans(4)	437,531	12,241	5.61%	263,034	6,984	5.32%
Total loans	1,627,869	34,287	4.22%	1,133,923	23,451	4.15%
Total interest-earning assets	$4,004,152	$64,228	3.51%	$3,588,581	$50,293	3.27%
Non-interest-earning assets	405,537			358,720
Total assets	$4,409,689			$3,947,301

Interest-bearing liabilities:
Interest-bearing checking	$85,965	$101	0.23%	$40,348	$81	0.40%
Savings	56,323	17	0.06%	54,578	15	0.06%
Money markets	48,351	54	0.22%	46,768	41	0.18%
Time deposits	123,767	710	1.15%	116,520	431	0.74%
Wholesale deposits	583,346	3,960	1.36%	668,606	2,554	0.77%
Total interest-bearing deposits	897,752	4,842	1.08%	926,820	3,122	0.68%
Overnight fed funds purchased	137,088	946	1.38%	13,593	264	3.89%
FHLB advances	271,994	2,203	1.62%	173,242	559	0.65%
Subordinated debentures	73,377	2,227	6.09%	73,239	2,223	6.09%
Other borrowings	21,310	409	3.85%	14,765	326	4.42%
Total borrowings	503,769	5,785	2.30%	274,839	3,372	2.46%
Total interest-bearing liabilities	1,401,521	10,627	1.52%	1,201,659	6,494	1.08%
Non-Interest Bearing Deposits	2,490,534	—	—%	2,281,877	—	—%
Total deposits and interest-bearing liabilities	$3,892,055	$10,627	0.55%	$3,483,536	$6,494	0.37%
Other non-interest bearing liabilities	78,952			92,303
Total liabilities	3,971,007			3,575,839
Shareholders' equity	438,682			371,462
Total liabilities and shareholders' equity	$4,409,689			$3,947,301
Net interest income and net interest rate spread including non-interest bearing deposits		$53,601	2.96%		$43,799	2.90%

Net interest margin			2.68%			2.45%
Tax equivalent effect			0.29%			0.46%
Net interest margin, tax equivalent(5)			2.97%			2.91%
(1) Tax rate used to arrive at the TEY for the six months ended March 31, 2018 was 24.53%
(2) Tax rate used to arrive at the TEY for the six months ended March 31, 2017 was 35%
(3) Previously stated Retail Bank loans have been renamed as Community Banking Loans
(4) Previously stated Specialty Finance Loans have been renamed as National Lending Loans
(5) Net interest margin expressed on a fully taxable equivalent basis ("Net interest margin, tax equivalent") is a non-GAAP financial measure. The tax-equivalent adjustment to net interest income recognizes the estimated income tax savings when comparing taxable and tax-exempt assets and adjusting for federal and state exemption of interest income. We believe that it is a standard practice in the banking industry to present net interest margin expressed on a fully taxable equivalent basis, and accordingly believe the presentation of this non-GAAP financial measure may be useful for peer comparison purposes.

Provision for Loan Losses.  The Company recorded an $18.3 million and a $19.4 million provision for loan losses in the three and six month periods ended March 31, 2018, respectively, as compared to an $8.6 million and a $9.5 million provision for loan losses in the three and six month periods ended March 31, 2017, respectively. The provision for loan losses during the three months ended March 31, 2018 was predominantly driven by an $18.1 million reserve related to tax services loans, which was higher than the previous year because the Company retained all tax advance loans originated during the 2018 tax season, as opposed to the previous year when most of those loans were sold. See Note 3 to the Condensed Consolidated Financial Statements.

Non-Interest Income.  Non-interest income for the fiscal 2018 second quarter increased by $5.2 million, or 6%, to $97.4 million from $92.2 million for the same period in the prior fiscal year, largely due to an increase in tax product fee income of $4.0 million, or 6%, when comparing the current quarter to the same period of the prior year. The increase in tax product fee income was primarily due to retaining all tax advance loans originated during the 2018 tax season, as opposed to the previous year when most of those loans were sold.

Non-interest income for the six months ended March 31, 2018 was $126.7 million, an increase of $15.2 million, or 14%, from $111.5 million in the same period in the prior fiscal year. This increase was primarily due to an increase in card fee income, total tax product fee income, and deposit fee income. Card fee income increased $7.1 million, tax product fee income increased $5.5 million, and deposit fee income increased $1.5 million.

Non-Interest Expense.  Non-interest expense increased $1.6 million, or 2%, to $68.5 million, for the second quarter of fiscal year 2018, as compared to $66.9 million for the same period in 2017. This increase was primarily caused by increases of $5.4 million in compensation expense and $1.7 million in legal and consulting expense, offset in part by decreases of $4.4 million in amortization expense and $2.0 million in total tax product expense. The increase in compensation expense was primarily due to increased staffing to support the Company's growing business initiatives in consumer credit, the business to be conducted following the proposed acquisition of Crestmark, and other business units, along with the aforementioned payout of severance costs. The integration of EPS Financial and SCS allowed the Company to gain some scale and cost savings in the tax services divisions during the first six months of fiscal 2018, and the Company expects to gain further efficiencies during fiscal 2018. During the fiscal 2018 second quarter, the Company had $2.2 million of merger and acquisition related expenses.

Non-interest expense for the six months ended March 31, 2018 increased by $8.8 million, or 9%, to $112.5 million compared to the same period in the prior fiscal year. Compensation and benefits expense increased $9.9 million, or 22%, for the 2017 six month period, versus the same period last year due primarily to a 23% increase in overall staffing and synergy severance costs in the Company's tax divisions. Also contributing to the increase period over period were increases in legal and consulting expense of $1.4 million, occupancy and equipment expense of $1.2 million, and card processing expense of $1.1 million. These increases were partially offset by decreases in intangible amortization expense of $4.2 million and tax advance product expense of $1.7 million.

Income Tax. Income tax expense for the fiscal 2018 second quarter was $6.5 million, resulting in an effective tax rate of 17.2%, compared to $8.4 million, or an effective tax rate of 20.7%, for the fiscal 2017 second quarter. Although net income before tax was $2.6 million lower in the second quarter of fiscal year 2018 than the second quarter of fiscal year 2017, the income tax expense and effective tax rate decreased primarily due to the provisions of the Tax Act, which lowered Meta’s statutory federal corporate tax rate from 35% in fiscal year 2017 to 24.53% in fiscal year 2018. For the first six months of fiscal year 2018, the effective tax rate was 25.3%.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, derived principally through its Payments divisions, and to a lesser extent through its Community Banking division borrowings, principal and interest payments on loans and mortgage-backed securities, and maturing investment securities. In addition, the Company utilizes wholesale deposit sources to provide temporary funding when necessary or when favorable terms are available. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are influenced by the level of interest rates, general economic conditions and competition. The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At March 31, 2018, the Company had commitments to originate and purchase loans and unused lines of credit totaling $289.0 million.  The Company believes that loan repayments and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

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

Pursuant to the Basel III Capital Rules, the Company and the Bank, respectively, are subject to new regulatory capital adequacy requirements promulgated by the Federal Reserve and the OCC. Failure by the Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by our regulators that could have a material adverse effect on our consolidated financial statements. Prior to January 1, 2015, the Bank was subject to capital requirements under Basel I and there were no capital requirements for the Company. Under the capital requirements and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined). At March 31, 2018, both the Bank and the Company exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements.  The Company and the Bank took the accumulated other comprehensive income (“AOCI”) opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.

The tables below include certain non-GAAP financial measures that are used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies.  Management reviews these measures along with other measures of capital as part of its financial analysis.

				Minimum
				Requirement to Be
			Minimum	Well Capitalized
			Requirement For	Under Prompt
			Capital Adequacy	Corrective Action
At March 31, 2018	Company	Bank	Purposes	Provisions

Tier 1 leverage ratio	7.26%	8.93%	4.00%	5.00%
Common equity Tier 1 capital ratio	13.74	17.43	4.50	6.50
Tier 1 capital ratio	14.18	17.43	6.00	8.00
Total qualifying capital ratio	18.48	18.59	8.00	10.00

The following table provides certain non-GAAP financial measures used to compute certain of the ratios included in the table above, as well as a reconciliation of such non-GAAP financial measures to the most directly comparable financial measure in accordance with GAAP:

Standardized Approach (1) March 31, 2018
(Dollars in Thousands)

Total equity	$443,703
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	95,262
LESS: Certain other intangible assets	47,724
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	—
LESS: Net unrealized gains (losses) on available-for-sale securities	(21,166)
Common Equity Tier 1 (1)	321,882
Long-term debt and other instruments qualifying as Tier 1	10,310
LESS: Additional tier 1 capital deductions	—
Total Tier 1 capital	332,192
Allowance for loan losses	27,285
Subordinated debentures (net of issuance costs)	73,418
Total qualifying capital	432,896
(1) Capital ratios were determined using the Basel III capital rules that became effective on January 1, 2015. Basel III revised the definition of capital, increased minimum capital ratios, and introduced a minimum common equity tier 1 capital ratio; those changes are being fully phased in through the end of 2021.

The following table provides a reconciliation of tangible common equity used in calculating tangible book value data to Total Stockholders' Equity at March 31, 2018.

March 31, 2018
(Dollars in Thousands)
Total Stockholders' Equity	$443,703
LESS: Goodwill	98,723
LESS: Intangible assets	47,724
Tangible common equity	297,256
LESS: AOCI	(21,166)
Tangible common equity excluding AOCI	318,422

Due to the predictable, quarterly cyclicality of non-interest bearing deposits in conjunction with tax season business activity, management believes that a six-month capital calculation is a useful metric to monitor the Company’s overall capital management process. As such, the Bank’s six-month average Tier 1 leverage ratio, Common equity Tier 1 capital ratio, Tier 1 capital ratio, and Total qualifying capital ratio as of March 31, 2018 were 9.58%, 16.72%, 16.72%, and 17.84%, respectively.
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

CONTRACTUAL OBLIGATIONS

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations" in the Company’s Annual Report on Form 10-K for its fiscal year ended September 30, 2017 for a summary of our contractual obligations as of September 30, 2017. There were no material changes outside the ordinary course of our business in contractual obligations from September 30, 2017 through March 31, 2018.

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

For discussion of the Company’s off-balance sheet financing arrangements as of March 31, 2018, see Note 6 to our consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q. Depending on the extent to which the commitments or contingencies described in Note 6 occur, the effect on the Company’s capital and net income could be significant.

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

The Company’s cost of funds responds to changes in interest rates due to the relatively short-term nature of its wholesale deposit portfolio, and due to the relatively short-term nature of its borrowed funds. The Company believes that its growing portfolio of longer duration, low-cost deposits generated from its prepaid division provides a stable and profitable funding vehicle, but also subjects the Company to greater risk in a falling interest rate environment than it would otherwise have without this portfolio. This risk is due to the fact that, while asset yields may decrease in a falling interest rate environment, the Company cannot significantly reduce interest costs associated with these deposits, which thereby compress the Company’s net interest margin. As a result of the Company’s interest rate risk exposure in this regard, the Company typically does not enter into any new longer-term wholesale borrowings, and generally has not emphasized longer-term time deposit products.

The Board of Directors and relevant government regulations establish limits on the level of acceptable interest rate risk at the Company, to which management adheres. There can be no assurance, however, that, in the event of an adverse change in interest rates, the Company’s efforts to limit interest rate risk will be successful.

Interest Rate Risk (“IRR”)

Overview. The Company actively manages interest rate risk, as changes in market interest rates can have a significant impact on reported earnings. The Bank, like other financial institutions, is subject to interest rate risk to the extent that its interest-bearing liabilities mature or reprice more rapidly than its interest-earning assets. The Company's interest rate risk analysis is designed to compare income and economic valuation simulations in market scenarios designed to alter the direction, magnitude and speed of interest rate changes, as well as the slope of the yield curve. The Company does not currently engage in trading activities to control interest rate risk although it may do so in the future, if deemed necessary, to help manage interest rate risk.

Earnings at risk and economic value analyses. As a continuing part of its financial strategy, the Bank considers methods of managing an asset/liability mismatch consistent with maintaining acceptable levels of net interest income. In order to monitor interest rate risk, the Board of Directors has created an Investment Committee whose principal responsibilities are to assess the Bank’s asset/liability mix and implement strategies that will enhance income while managing the Bank’s vulnerability to changes in interest rates.

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

The Company was within Board policy limits for all rate scenarios using the snapshot as of March 31, 2018 as required by regulation.  The table below shows the results of the scenarios as of March 31, 2018:

Net Sensitive Earnings at Risk

Net Sensitive Earnings at Risk
Balances as of March 31, 2018	Standard (Parallel Shift) Year 1
	Net Interest Income at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-5.9%	3.4%	5.9%	8.8%	11.2%
Board Policy Limits	-8.0%	-8.0%	-10.0%	-15.0%	-20.0%

The EAR analysis reported at March 31, 2018, shows that in all rising rate scenarios, more assets than liabilities would reprice over the modeled one-year period.
IRR is a snapshot in time. The Company’s business and deposits are very predictably cyclical on a weekly, monthly and yearly basis. The Company’s static IRR results could vary depending on which day of the week and timing in relation to certain payrolls, as well as time of the month in regard to early funding of certain programs, when this snapshot is taken. The Company’s overnight federal funds purchased fluctuates on a predictable daily and monthly basis due to fluctuations in a portion of its non-interest bearing deposit base, primarily related to payroll processing and timing of when certain programs are prefunded and when the funds are received. Unlike the Company's fiscal 2018 first quarter, the 2018 fiscal second quarter snapshot results were not affected by implementation of material wholesale deposits utilized for the tax season refund advance commitments.
Owing to the snapshot nature of IRR, as is required by regulators, in concert with the Company’s predictable weekly, monthly and yearly fluctuating deposit base and overnight borrowings, the results produced by static IRR analysis are not necessarily representative of what management, the Board of Directors, and others would view as the Company’s true IRR positioning. Management and the Board are aware of and understand these typical borrowing and deposit fluctuations as well as the point in time nature of IRR analysis and as such, has anticipated an outcome where the Company may temporarily be outside of Board policy limits based on a snapshot analysis.
For management to better understand the IRR position of the Bank, an alternative IRR analysis was completed whereby all March 31, 2018 values were utilized with the exception of overnight borrowings, non-interest bearing deposits, brokered deposits, cash due from banks, non-earning assets, and non-paying liabilities. To diminish potential issues documented above, quarterly average balances were utilized for overnight borrowings, non-interest-bearing deposits, brokered deposits and cash due from banks. Non-earning assets and non-paying liabilities were used to balance the balance sheet. Management believes this view on IRR, while still subject to some yearly cyclicality, typically portrays the Bank's IRR position more accurately. However, the impact of the sizable wholesale deposits, some of which inflated cash balances for a period of time, implemented in the fiscal 2018 first quarter, somewhat mitigated the usefulness of this view in this particular quarter. Due to this, the Company believes the snapshot view is more reflective of the Company's IRR position at March 31, 2018.

The Company was within policy limits as of March 31, 2018 in all scenarios utilizing the alternative IRR scenario run.  The table below highlights those results:
Alternative Net Sensitive Earnings at Risk

Net Sensitive Earnings at Risk
Alternative IRR Results	Standard (Parallel Shift) Year 1
	Net Interest Income at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-4.4%	1.7%	2.5%	3.6%	4.3%
Board Policy Limits	-8.0%	-8.0%	-10.0%	-15.0%	-20.0%
The alternative EAR analysis reported at March 31, 2018 shows that in all rising rate scenarios, more assets than liabilities would reprice over the modeled one-year period.

The alternative IRR results were lower in regard to the change in net interest income at risk percentages as compared to the fiscal 2018 first quarter alternative IRR results, which resulted from higher average borrowings and an increased average interest-bearing deposit base. The Company anticipates solid EAR results in a rising rate environment due to continued commercial insurance premium finance loan growth, the addition of adjustable rate loans and securities, continued growth of non-interest bearing MPS deposits, and the sustained execution on its strategic plan.

Net Sensitive Earnings at Risk as of March 31, 2018

Balances as of March 31, 2018
			Change in Interest Income/Expense for a given change in interest rates
	Book	% of	Over / (Under) Base Case Parallel Shift
Basis Point Change Scenario	Value (in $000's)	Total	-100	Base	+100	+200	+300	+400
Total Loans	1,517,616	39.2%	68,079	73,396	78,481	83,435	88,363	93,508
Total Investments (non-TEY) and other Earning Assets	2,357,015	60.8%	58,297	65,452	70,007	73,599	77,645	80,912
Total Interest-Sensitive Income	3,874,630	100.0%	126,376	138,848	148,488	157,035	166,008	174,420
Total Interest-Bearing Deposits	489,611	60.7%	3,116	4,778	6,847	8,915	10,983	13,051
Total Borrowings	317,621	39.3%	3,163	6,398	9,635	12,873	16,110	19,345
Total Interest-Sensitive Expense	807,232	100.0%	6,279	11,177	16,482	21,788	27,093	32,396

Alternative Net Sensitive Earnings at Risk

Alternative IRR Results
			Change in Interest Income/Expense for a given change in interest rates
	Book	% of	Over / (Under) Base Case Parallel Shift
Basis Point Change Scenario	Value (in $000's)	Total	-100	Base	+100	+200	+300	+400
Total Loans	1,667,152	40.8%	68,157	73,580	78,772	83,834	88,869	94,120
Total Investments (non-TEY) and other Earning Assets	2,417,890	59.2%	58,827	66,577	71,720	75,892	80,512	84,348
Total Interest-Sensitive Income	4,085,042	100.0%	126,984	140,157	150,492	159,726	169,381	178,468
Total Interest-Bearing Deposits	850,137	65.8%	9,084	12,473	16,268	20,063	23,858	27,653
Total Borrowings	442,011	34.2%	4,361	8,861	13,365	17,874	22,384	26,896
Total Interest-Sensitive Expense	1,292,148	100.0%	13,445	21,335	29,634	37,937	46,242	54,549

The Company believes that its growing portfolio of non-interest bearing deposits provides a stable and profitable funding vehicle and a significant competitive advantage in a rising interest rate environment as the Company’s cost of funds would likely remain relatively low, with less increase expected relative to many other banks.
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

The Company was within Board policy limits for all scenarios. The table below shows the results of the scenarios as of March 31, 2018:

Economic Value Sensitivity as of March 31, 2018

Balances as of March 31, 2018	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-2.5%	-1.6%	-5.0%	-9.3%	-12.8%
Board Policy Limits	-10.0%	-10.0%	-20.0%	-30.0%	-40.0%

The EVE at risk reported at March 31, 2018 shows that as interest rates increase, the economic value of equity position will decrease from the base, primarily due to the degree of the economic value of its base asset size in relation to the economic value of its base liability size. When viewing total asset versus total liability economic value, projected total assets are affected similarly on a percentage basis as compared to projected total liabilities in a rising rate environment.

The Company was within policy limits in all scenarios utilizing the alternative IRR scenario run for management purposes.  The table below highlights those results:

Alternative Economic Value Sensitivity

Alternative IRR Results	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-1.3%	-3.0%	-7.7%	-13.2%	-17.8%
Board Policy Limits	-10.0%	-10.0%	-20.0%	-30.0%	-40.0%

The EVE at risk reported using the alternative methodology used for management purposes shows that if interest rates increase immediately, the economic value of equity position will decrease from the base, partially due to the degree of the economic value of its base asset size in relation to the economic value of its base liabilities size.

Detailed Economic Value Sensitivity

The following table details the economic value sensitivity to changes in market interest rates at March 31, 2018, for loans, investments, deposits, borrowings, and other assets and liabilities (dollars in thousands). The analysis reflects that in all rising rate scenarios, total assets are marginally less sensitive than total liabilities. Asset sensitivity is offset by the non-interest bearing deposits.

Balances as of March 31, 2018
			Change in Economic Value for a given change in interest rates
	Book	% of	Over / (Under) Base Case Parallel Shift
Basis Point Change Scenario	Value (in $000's)	Total	-100	+100	+200	+300	+400
Total Loans	1,517,616	35%	1.9%	-2.0%	-4.0%	-5.9%	-7.7%
Total Investment	2,326,298	54%	3.7%	-4.9%	-10.1%	-15.3%	-19.7%
Other Assets	444,835	10%	0.0%	0.0%	0.0%	0.0%	0.0%
Assets	4,288,749	100%	2.7%	-3.4%	-6.9%	-10.3%	-13.4%
Interest Bearing Deposits	489,611	13%	2.2%	-2.0%	-3.8%	-5.5%	-7.1%
Non-Interest Bearing Deposits	2,852,943	76%	5.7%	-5.1%	-9.6%	-13.6%	-17.3%
Total Borrowings & Other Liabilities	416,630	11%	0.0%	0.0%	0.0%	0.0%	0.0%
Liabilities	3,759,184	100%	4.4%	-4.0%	-7.5%	-10.7%	-13.6%

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

Alternative IRR Results
			Change in Economic Value for a given change in interest rates
	Book	% of	Over / (Under) Base Case Parallel Shift
Basis Point Change Scenario	Value (in $000's)	Total	-100	+100	+200	+300	+400
Total Loans	1,667,152	39%	1.8%	-1.8%	-3.6%	-5.4%	-7.0%
Total Investment	2,329,862	54%	3.7%	-4.9%	-10.1%	-15.2%	-19.7%
Other Assets	291,734	7%	0.0%	0.0%	0.0%	0.0%	0.0%
Assets	4,288,749	100%	2.7%	-3.4%	-6.9%	-10.4%	-13.4%
Interest Bearing Deposits	850,137	23%	1.3%	-1.2%	-2.4%	-3.5%	-4.5%
Non-Interest Bearing Deposits	2,497,550	66%	5.8%	-5.1%	-9.7%	-13.8%	-17.5%
Total Borrowings & Other Liabilities	411,497	11%	0.0%	0.0%	0.0%	0.0%	0.0%
Liabilities	3,759,184	100%	3.9%	-3.5%	-6.6%	-9.4%	-12.0%

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2018, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

META FINANCIAL GROUP, INC.
PART II - OTHER INFORMATION

FORM 10-Q

Item 1. Legal Proceedings. – See “Legal Proceedings” under Note 6 to the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors. - A description of our risk factors can be found in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. There were no material changes to those risk factors during the six months ended March 31, 2018, except that the following risk factors are hereby added:

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
Additional information regarding the risks and uncertainties associated with the proposed transaction with Crestmark are contained in the registration statement on Form S-4, which includes a joint proxy statement and prospectus, that was filed with the SEC in connection with the proposed transaction.

Program agreements that the Company and the Bank have entered into, and expect to enter into from time to time in the future, with third parties to market and service consumer loans originated by the Bank may subject the Bank to claims from regulatory agencies and other third parties that, if successful, could negatively impact MetaBank’s ongoing and future business.

The Bank has entered into various agreements with unaffiliated third parties (“Marketers”), whereby the Marketers will market and service unsecured consumer loans underwritten and originated by the Bank. The Company expects the Bank to enter into additional similar program agreements with other third parties to market and service loans originated by the Bank, from time to time in the future. Certain types of these arrangements have been challenged both in the courts and in regulatory actions. In these actions, plaintiffs have generally argued that the “true lender” is the marketer and that the intent of such lending program is to evade state usury and loan licensing laws. Other cases have also included other claims, including racketeering and other state law claims, in their challenge of such programs. There can be no assurance that lawsuits or regulatory actions in connection with any such lending programs the Bank enters into will not be brought in the future. If a regulatory agency, consumer advocate group or other third party were to bring an action against the Bank or any of the third parties with which the Bank operates such lending programs, and such actions were successful, such an outcome could have a material adverse effect on the Bank and the Company.

Agreements with Marketers whereby the Bank will originate and hold unsecured consumer loans, may result in increased exposure to credit risk and fraud and may present certain additional risks.

Although the Bank has offered unsecured consumer loans to its customers through its brick-and-mortar branch network, the Bank’s entry into program agreements with other third parties to market and service loans originated by the Bank, such as its recently announced program agreement with Liberty Lending, LLC, represents a new area of the consumer credit market for the Bank, which presents potential increased credit risks. As a result of the loans originated under such program being unsecured, in the event a borrower does not repay the loan in accordance with its terms or otherwise defaults on the loan, the Bank may not be able to recover from the borrower an amount sufficient to pay any remaining balance on the loan. See “If the Company’s actual loan losses exceed the Company’s allowance for loan losses, the Company’s net income will decrease.” We may also become subject to claims by regulatory agencies or other third parties due to the conduct of the third parties with which the Bank operates such lending programs if such conduct does not comply with applicable laws in connection with marketing and servicing loans under the program.

Item 6.    Exhibits.

Exhibit Number	Description

10.1
Employment Agreement, dated as of January 9, 2018, by and between MetaBank and Michael Goik, filed on April 20, 2018 as an exhibit to the Registrant’s Registration Statement on Form S-4, is incorporated herein by reference.

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

META FINANCIAL GROUP, INC.

Date: May 8, 2018	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, Chairman of the Board
and Chief Executive Officer

Date: May 8, 2018	By:	/s/ Glen W. Herrick
Glen W. Herrick, Executive Vice President
and Chief Financial Officer