Form 10-Q
period 2018-06-30
META FINANCIAL GROUP INC
filed 2018-08-08
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ YES  ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at August 7, 2018:
Common Stock, $.01 par value	13,059,722 shares
Nonvoting Common Stock, $.01 par value	0 Nonvoting shares

META FINANCIAL GROUP, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(Dollars in Thousands, Except Share Data)

	(Unaudited)
ASSETS	June 30, 2018	September 30, 2017
Cash and cash equivalents	$71,276	$1,267,586
Investment securities available for sale	1,351,538	1,106,977
Mortgage-backed securities available for sale	575,999	586,454
Investment securities held to maturity	216,160	449,840
Mortgage-backed securities held to maturity	8,218	113,689
Loans receivable	1,597,294	1,325,371
Allowance for loan losses	(21,950)	(7,534)
Federal Home Loan Bank Stock, at cost	7,446	61,123
Accrued interest receivable	17,825	19,380
Premises, furniture, and equipment, net	20,374	19,320
Bank-owned life insurance	86,655	84,702
Foreclosed real estate and repossessed assets	29,922	292
Goodwill	98,723	98,723
Intangible assets	46,098	52,178
Prepaid assets	23,211	28,392
Deferred taxes	23,025	9,101
Other assets	17,345	12,738

Total assets	$4,169,159	$5,228,332

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest-bearing checking	$2,637,987	$2,454,057
Interest-bearing checking	103,065	67,294
Savings deposits	57,356	53,505
Money market deposits	45,115	48,758
Time certificates of deposit	57,151	123,637
Wholesale deposits	620,959	476,173
Total deposits	3,521,633	3,223,424
Short-term debt	27,290	1,404,534
Long-term debt	85,580	85,533
Accrued interest payable	3,705	2,280
Accrued expenses and other liabilities	87,038	78,065
Total liabilities	3,725,246	4,793,836

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued or outstanding at June 30, 2018 and September 30, 2017, respectively	—	—
Common stock, $.01 par value; 90,000,000 and 15,000,000 shares authorized, 9,721,526 and 9,626,431 shares issued, 9,700,535 and 9,622,595 shares outstanding at June 30, 2018 and September 30, 2017, respectively	97	96
Common stock, Nonvoting, $.01 par value; 3,000,000 shares authorized, no shares issued or outstanding at June 30, 2018 and September 30, 2017, respectively	—	—
Additional paid-in capital	267,804	258,336
Retained earnings	206,284	167,164
Accumulated other comprehensive (loss) income	(28,601)	9,166
Treasury stock, at cost, 20,991 and 3,836 common shares at June 30, 2018 and September 30, 2017, respectively	(1,671)	(266)
Total stockholders’ equity	443,913	434,496

Total liabilities and stockholders’ equity	$4,169,159	$5,228,332
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Interest and dividend income:
Loans receivable, including fees	$19,056	$14,089	$53,344	$37,540
Mortgage-backed securities	3,950	4,544	11,755	12,345
Other investments	11,098	10,228	33,234	29,269
	34,104	28,861	98,333	79,154
Interest expense:
Deposits	2,264	1,039	7,106	4,161
FHLB advances and other borrowings	3,429	2,879	9,215	6,251
	5,693	3,918	16,321	10,412

Net interest income	28,411	24,943	82,012	68,742

Provision for loan losses	5,315	1,240	24,726	10,732

Net interest income after provision for loan losses	23,096	23,703	57,286	58,010

Non-interest income:
Refund transfer product fees	7,358	5,785	41,353	38,448
Tax advance product fees	(46)	(108)	35,739	31,460
Card fees	22,807	23,052	74,910	68,013
Loan fees	1,111	982	3,445	3,034
Bank-owned life insurance	633	656	1,952	1,548
Deposit fees	1,134	190	2,964	508
(Loss) gain on sale of securities available-for-sale, net (Includes ($22) and $47 reclassified from accumulated other comprehensive income (loss) for net gains (losses) on available for sale securities for the three months ended June 30, 2018 and 2017, respectively and ($1,198) and ($1,331) for the nine months ended June 30, 2018 and 2017, respectively)	(22)	47	(1,198)	(1,331)
Gain (loss) on foreclosed real estate	—	—	(19)	7
Other income	250	216	766	652
Total non-interest income	33,225	30,820	159,912	142,339

Non-interest expense:
Compensation and benefits	24,439	22,193	78,951	66,809
Refund transfer product expense	1,694	1,623	11,665	11,852
Tax advance product expense	(19)	72	1,736	3,239
Card processing	7,068	5,755	20,798	18,377
Occupancy and equipment	4,720	4,034	14,087	12,202
Legal and consulting	2,781	1,375	8,436	5,603
Marketing	416	381	1,637	1,461
Data processing	301	344	958	1,099
Intangible amortization expense	1,664	1,887	6,077	10,494
Other expense	5,988	4,555	17,247	14,782
Total non-interest expense	49,053	42,219	161,592	145,918

Income before income tax expense	7,268	12,304	55,606	54,431

Income tax expense (Includes ($6) and $18 reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2018 and 2017, respectively and ($335) and ($499) for the nine months ended June 30, 2018 and 2017, respectively)	476	2,517	12,708	11,258

Net income	$6,792	$9,787	$42,898	$43,173

Earnings per common share
Basic	$0.70	$1.05	$4.43	$4.69
Diluted	$0.70	$1.04	$4.41	$4.66
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net income	$6,792	$9,787	$42,898	$43,173

Other comprehensive (loss) income:
Change in net unrealized (loss) gain on securities	(9,905)	11,902	(53,377)	(25,398)
Losses (gains) realized in net income	22	(47)	1,198	1,331
	(9,883)	11,855	(52,179)	(24,067)
LESS: Deferred income tax effect	(2,447)	4,472	(14,412)	(8,544)
Total other comprehensive (loss) income	(7,436)	7,383	(37,767)	(15,523)
Total comprehensive (loss) income	$(644)	$17,170	$5,131	$27,650
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For the Nine Months Ended June 30, 2018 and 2017
(Dollars in Thousands, Except Share and Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance, September 30, 2016	$85	$184,780	$127,190	$22,920	$—	$334,975

Adoption of Accounting Standards Update 2016-09	—	104	(104)	—	—	—

Cash dividends declared on common stock ($0.39 per share)	—	—	(3,625)	—	—	(3,625)

Issuance of common shares due to exercise of stock options	—	529	—	—	—	529

Issuance of common shares due to restricted stock	4	—	—	—	—	4

Issuance of common shares due to ESOP	—	1,174	—	—	—	1,174

Issuance of common shares due to acquisition	5	37,291	—	—	—	37,296

Contingent consideration equity earnout due to acquisition	—	24,142	—	—	—	24,142

Shares repurchased for tax withholdings on stock compensation	—	(337)	—	—	—	(337)

Stock compensation	—	8,405	—	—	—	8,405

Net change in unrealized losses on securities, net of income taxes	—	—	—	(15,523)	—	(15,523)

Net income	—	—	43,173	—	—	43,173

Balance, June 30, 2017	$94	$256,088	$166,634	$7,397	$—	$430,213

Balance, September 30, 2017	$96	$258,336	$167,164	$9,166	$(266)	$434,496

Cash dividends declared on common stock ($0.39 per share)	—	—	(3,778)	—	—	(3,778)

Issuance of common shares due to exercise of stock options	—	147	—	—	—	147

Issuance of common shares due to restricted stock	1	—	—	—	—	1

Issuance of common shares due to ESOP	—	1,606	—	—	—	1,606

Shares repurchased for tax withholdings on stock compensation	—	(726)	—	—	(1,405)	(2,131)

Stock compensation	—	8,441	—	—	—	8,441

Net change in unrealized losses on securities, net of income taxes	—	—	—	(37,767)	—	(37,767)

Net income	—	—	42,898	—	—	42,898

Balance, June 30, 2018	$97	$267,804	$206,284	$(28,601)	$(1,671)	$443,913
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30,
(Dollars in Thousands)	2018	2017
Cash flows from operating activities:
Net income	$42,898	$43,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	27,995	35,002
Stock-based compensation expense	8,441	8,405
Provision for loan losses	24,726	10,732
(Recovery) provision for deferred taxes	488	(2,914)
Gain on other assets	(1)	(21)
Loss (gain) on sale of foreclosed real estate	19	(7)
Loss on sale of securities available for sale, net	1,198	1,331
Net change in accrued interest receivable	1,555	(4,632)
Fair value adjustment of foreclosed real estate	29	—
Originations of loans held for sale	—	(685,934)
Proceeds from sales of loans held for sale	—	685,934
Change in bank-owned life insurance value	(1,952)	(1,549)
Net change in other assets	577	(24,179)
Net change in accrued interest payable	1,425	1,588
Excess contingent consideration paid	—	(248)
Net change in accrued expenses and other liabilities	4,879	16,080
Net cash provided by operating activities	112,277	82,761

Cash flows from investing activities:
Purchase of securities available-for-sale	(418,699)	(782,169)
Proceeds from sales of securities available-for-sale	312,863	317,099
Proceeds from maturities and principal repayments of securities available for sale	115,878	86,516
Purchase of securities held to maturity	—	(932)
Proceeds from maturities and principal repayments of securities held to maturity	29,752	34,242
Purchase of bank owned life insurance	—	(25,000)
Loans purchased	(95,169)	(136,172)
Loans sold	19,961	2,141
Net change in loans receivable	(238,679)	(168,537)
Proceeds from sales of foreclosed real estate or other assets	244	97
Net cash paid for acquisitions	—	(29,425)
Federal Home Loan Bank stock purchases	(713,444)	(468,291)
Federal Home Loan Bank stock redemptions	767,120	499,480
Proceeds from the sale of premises and equipment	—	57
Purchase of premises and equipment	(5,176)	(5,699)
Net cash used in investing activities	(225,349)	(676,593)

Cash flows from financing activities:
Net change in checking, savings, and money market deposits	219,909	320,512
Net change in time deposits	(66,486)	(42,232)
Net change in wholesale deposits	144,786	444,857
Net change in FHLB and other borrowings	(415,000)	(100,000)
Net change in federal funds	(963,000)	(717,000)
Net change in securities sold under agreements to repurchase	754	(938)
Principal payments on capital lease obligations	(46)	(59)
Cash dividends paid	(3,778)	(3,625)
Purchase of shares by ESOP	1,606	1,174
Issuance of restricted stock	1	4
Proceeds from exercise of stock options and issuance of common stock	147	529
Shares repurchased for tax withholdings on stock compensation	(2,131)	(337)
Contingent consideration - cash paid	—	(17,253)
Net cash used in financing activities	(1,083,238)	(114,368)

Net change in cash and cash equivalents	(1,196,310)	(708,200)

Cash and cash equivalents at beginning of period	1,267,586	773,830
Cash and cash equivalents at end of period	$71,276	$65,630

META FINANCIAL GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Con't.)

	Nine Months Ended June 30,
	2018	2017
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$17,746	$8,824
Income taxes	8,211	19,947
Franchise taxes	199	156
Other taxes	129	289

Supplemental schedule of non-cash investing activities:
Loans transferred to foreclosed real estate and repossessed assets	$(29,922)	$(378)
Securities transferred from held to maturity to available for sale	(306,000)	—
Contingent consideration - equity	—	(24,142)
Stock issued for acquisition	—	(37,296)
Purchase of available-for-sale securities accrued, not paid	(4,117)	—
See Notes to Condensed Consolidated Financial Statements.

NOTE 1.     BASIS OF PRESENTATION

The interim unaudited Condensed Consolidated Financial Statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended September 30, 2017 included in Meta Financial Group, Inc.’s (“Meta” or the “Company”) Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on November 29, 2017.  Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements have been omitted.

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three and nine month periods ended June 30, 2018 are not necessarily indicative of the results expected for the fiscal year ending September 30, 2018.

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

Loans, or portions thereof, are charged off when collection of principal becomes doubtful. Generally, this is associated with a delay or shortfall in payments of 210 days or more for commercial insurance premium finance, 180 days or more for the purchased student loan portfolios, 120 days or more for consumer credit products, and 90 days or more for community banking loans. Action is taken to charge off ERO loans if such loans have not been collected by the end of June and taxpayer advance loans if such loans have not been collected by the end of the calendar year. Non-accrual loans and troubled debt restructurings are generally considered impaired.

Loans receivable at June 30, 2018 and September 30, 2017 were as follows:

	June 30, 2018	September 30, 2017
	(Dollars in Thousands)
1-4 Family Real Estate	$214,754	$196,706
Commercial and Multi-Family Real Estate	716,495	585,510
Agricultural Real Estate	35,475	61,800
Consumer	258,158	163,004
Commercial Operating	46,069	35,759
Agricultural Operating	24,621	33,594
Commercial Insurance Premium Finance	303,603	250,459
Total Loans Receivable	1,599,175	1,326,832

Allowance for Loan Losses	(21,950)	(7,534)
Net Deferred Loan Origination Fees	(1,881)	(1,461)
Total Loans Receivable, Net	$1,575,344	$1,317,837

Activity in the allowance for loan losses and balances of loans receivable by portfolio segment for the three and nine months ended June 30, 2018 and 2017 was as follows:

	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	CML Insurance Premium Finance	Unallocated	Total
	(Dollars in Thousands)
Three Months Ended June 30, 2018
Allowance for loan losses:
Beginning balance	$883	$3,904	$146	$18,074	$1,716	$619	$746	$990	$27,078
Provision (recovery) for loan losses	(231)	711	51	4,476	(26)	(102)	304	132	5,315
Charge offs	—	—	—	(9,000)	(1,507)	—	(243)	—	(10,750)
Recoveries	—	—	—	—	1	207	99	—	307
Ending balance	$652	$4,615	$197	$13,550	$184	$724	$906	$1,122	$21,950

Nine Months Ended June 30, 2018

Allowance for loan losses:
Beginning balance	$803	$2,670	$1,390	$6	$158	$1,184	$796	$527	$7,534
Provision (recovery) for loan losses	(123)	1,945	(1,193)	22,174	1,480	(721)	569	595	24,726
Charge offs	(31)	—	—	(9,000)	(1,507)	—	(711)	—	(11,249)
Recoveries	3	—	—	370	53	261	252	—	939
Ending balance	$652	$4,615	$197	$13,550	$184	$724	$906	$1,122	$21,950

Ending balance: individually evaluated for impairment	25	—	—	—	—	—	—	—	25
Ending balance: collectively evaluated for impairment	627	4,615	197	13,550	184	724	906	1,122	21,925
Total	$652	$4,615	$197	$13,550	$184	$724	$906	$1,122	$21,950

Loans:
Ending balance: individually evaluated for impairment	229	409	—	47	—	2,135	—	—	2,820
Ending balance: collectively evaluated for impairment	214,525	716,086	35,475	258,111	46,069	22,486	303,603	—	1,596,355
Total	$214,754	$716,495	$35,475	$258,158	$46,069	$24,621	$303,603	$—	$1,599,175

	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	CML Insurance Premium Finance	Unallocated	Total
	(Dollars in Thousands)
Three Months Ended June 30, 2017
Allowance for loan losses:
Beginning balance	$296	$1,742	$1,524	$7,706	$767	$1,349	$597	$621	$14,602
Provision (recovery) for loan losses	510	386	(80)	142	249	(44)	187	(110)	1,240
Charge offs	—	—	—	(1)	(799)	—	(94)	—	(894)
Recoveries	—	—	—	—	5	—	15	—	20
Ending balance	$806	$2,128	$1,444	$7,847	$222	$1,305	$705	$511	$14,968

Nine Months Ended June 30, 2017

Allowance for loan losses:
Beginning balance	$654	$2,198	$142	$51	$117	$1,332	$588	$553	$5,635
Provision (recovery) for loan losses	152	(70)	1,302	7,773	1,244	(39)	412	(42)	10,732
Charge offs	—	—	—	(1)	(1,149)	—	(352)	—	(1,502)
Recoveries	—	—	—	24	10	12	57	—	103
Ending balance	$806	$2,128	$1,444	$7,847	$222	$1,305	$705	$511	$14,968

Ending balance: individually evaluated for impairment	—	—	—	—	—	—	—	—	—
Ending balance: collectively evaluated for impairment	806	2,128	1,444	7,847	222	1,305	705	511	14,968
Total	$806	$2,128	$1,444	$7,847	$222	$1,305	$705	$511	$14,968

Loans:
Ending balance: individually evaluated for impairment	133	1,301	—	—	—	—	—	—	1,434
Ending balance: collectively evaluated for impairment	190,598	492,558	62,521	172,151	39,076	35,471	231,587	—	1,223,962
Total	$190,731	$493,859	$62,521	$172,151	$39,076	$35,471	$231,587	$—	$1,225,396

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

The asset classification of loans at June 30, 2018 and September 30, 2017 were as follows:

June 30, 2018	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	CML Insurance Premium Finance	Total
	(Dollars in Thousands)
Pass	$214,176	$705,347	$27,456	$258,090	$46,069	$15,210	$302,022	$1,568,370
Watch	123	10,953	—	68	—	2,487	1,581	15,212
Special Mention	241	195	4,222	—	—	535	—	5,193
Substandard	214	—	3,797	—	—	6,389	—	10,400
Doubtful	—	—	—	—	—	—	—	—
	$214,754	$716,495	$35,475	$258,158	$46,069	$24,621	$303,603	$1,599,175

September 30, 2017	1-4 Family Real Estate	Commercial and Multi-Family Real Estate	Agricultural Real Estate	Consumer	Commercial Operating	Agricultural Operating	CML Insurance Premium Finance	Total
	(Dollars in Thousands)
Pass	$195,838	$574,730	$27,376	$163,004	$35,759	$18,394	$250,459	$1,265,560
Watch	525	10,200	2,006	—	—	4,541	—	17,272
Special Mention	247	201	2,939	—	—	—	—	3,387
Substandard	96	379	29,479	—	—	10,659	—	40,613
Doubtful	—	—	—	—	—	—	—	—
	$196,706	$585,510	$61,800	$163,004	$35,759	$33,594	$250,459	$1,326,832

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

Consumer Lending.  The Bank originates a variety of secured consumer loans, including home equity, home improvement, automobile and boat loans and loans secured by savings deposits.  In addition, the Bank offers other secured and unsecured consumer loans and originates most of its community banking consumer loans in its primary market areas and surrounding areas. In addition, the Bank’s consumer lending portfolio includes two purchased student loan portfolios, consumer lending products, and taxpayer advance loans.

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

The Bank's purchased student loan portfolios are seasoned, floating rate, private portfolios that are serviced by ReliaMax Lending Services LLC. The portfolio purchased during the first quarter of fiscal year 2018 is indexed to the one-month LIBOR, while the portfolio purchased in the first quarter of fiscal year 2017 is indexed to the three-month LIBOR plus various margins. The Company received written notification on June 18, 2018 from ReliaMax Surety Company ("ReliaMax"), which informed policy holders that the South Dakota Division of Insurance filed a petition to have ReliaMax declared insolvent and to adopt a plan of liquidation. ReliaMax provided insurance coverage for the Company’s purchased, floating rate, seasoned student loan portfolios. In light of the potential impact to the Company’s insurance coverage with respect to the purchased student loan portfolios, the Company adjusted the allowance for loan losses attributable to the purchased student loan portfolios by $3.0 million for the third quarter of fiscal 2018.

Through the acquisition of Specialty Consumer Services (“SCS”), the Bank acquired a platform that provides a total solution for marketplace lending, including underwriting and loan management in the direct-to-consumer credit business. The acquired platform allows the Bank to provide innovative lending solutions to the unbanked and under-banked segment through innovative consumer credit products.

The Company designs and structures its credit programs in an effort to insulate the Company from program losses and to potentially increase the liquidity attributes of such lending program’s marketability to potential bank or other purchasers. While each program is different, all contain one or more types of credit enhancements, loss protections, or trigger events. When determining the applicable program enhancement, generally, the Company uses proprietary data provided by the Company’s partner, with respect to such program, supplemented with public data to design appropriate loss curves, shape of the curves, as well as implement stresses significantly higher than base to provide protection in changing credit cycles. Credit enhancements are typically built through holding excess program interest and fees in a reserve account to pay program credit losses. Waterfall positioning allows under certain circumstances for losses and Company program principal and interest to be paid before servicing or other program expenses. Trigger events allow programs and originations to be suspended if certain vintage loss limits are triggered or if cumulative loss percentages are triggered. These triggers are designed to allow the Company to address potential issues quickly. Other trigger events in certain programs provide for excess credit or reserve enhancements, which could be beyond excess interest amounts, should certain loss triggers be breached.

Through June 30, 2018, the Bank has launched two consumer credit programs. The Bank, including SCS, continues its development of new alternative portfolio lending products.

During the second quarter of fiscal 2018, the Company entered into a three-year program agreement with Liberty Lending whereby the Bank provides personal loans to Liberty Lending customers. Meta and Liberty Lending market the program jointly through a wide variety of marketing channels. The loan products under this agreement are closed-end installment loans ranging from $3,500 to $45,000 in initial principal amount with durations of between 13 and 60 months. The Company expects to apply a provision of approximately 1% on outstanding loan balances within this program.

The Company entered into a three-year agreement with Health Credit Services ("HCS") during the third quarter of fiscal 2018. The Bank approves and originates loans for elective medical procedures for select HCS provider offices throughout the United States. HCS works with its provider partners to market the loans, as well as provide servicing for them. The loan products offered are unsecured, closed-end installment loans with terms between 12 and 84 months and revolving lines of credit with durations between six and 60 months. The Company expects to apply a provision of approximately 1% on outstanding loan balances within this program.

The Bank's tax services division provides short-term taxpayer advance loans. Taxpayers are underwritten to determine eligibility for the unsecured loans. Due to the nature of taxpayer advance loans, it typically takes no more than three e-file cycles (the period of time between scheduled IRS payments) from when the return is accepted by the IRS to collect from the borrower. In the event of default, the Bank has no recourse against the tax consumer. Generally, the Company will charge off the balance of a taxpayer advance loan if there is a balance at the end of the calendar year, or when collection of principal becomes doubtful.

Commercial Operating Lending.  The Company also originates commercial operating loans.  Most of the Company’s commercial operating loans have been extended to finance local and regional businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial loans also may involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies. The Company also extends short-term commercial Electronic Return Originator ("ERO") advance loans through its tax services division as described in more detail below.

The maximum term for loans extended on machinery and equipment is based on the projected useful life of such machinery and equipment.  Generally, the maximum term on non-mortgage commercial lines of credit is one year.  The loan-to-value ratio on such loans and lines of credit generally may not exceed 80% of the value of the collateral securing the loan. The Company’s commercial operating lending policy includes credit file documentation and analysis of the borrower’s character, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of conditions affecting the borrower.  Analysis of the borrower’s past, present and future cash flows is also an important aspect of the Company’s credit analysis.  As described further below, such loans are believed to carry higher credit risk than more traditional lending activities.

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

Through its tax services division, the Company provides short-term ERO advance loans on a nationwide basis. These loans are typically utilized to purchase tax preparation software and to prepare tax offices for the upcoming tax season. EROs go through an underwriting process to determine eligibility for the unsecured advances. ERO loans are not collateralized. Collection on ERO advances begins once the ERO begins to process refund transfers. Generally, the Company will charge off the balance of an ERO advance loan if there is a balance at the end of June, or when collection of principal becomes doubtful.

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

Past due loans at June 30, 2018 and September 30, 2017 were as follows:

	Accruing and Non-accruing Loans						Non-performing Loans
June 30, 2018	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans Receivable	> 89 Days Past Due and Accruing	Non-accrual balance	Total
	(Dollars in Thousands)
1-4 Family Real Estate	$—	$—	$214	$214	$214,540	214,754	79	$135	$214
Commercial and Multi-Family Real Estate	—	—	—	—	716,495	716,495	—	—	—
Agricultural Real Estate	—	—	—	—	35,475	35,475	—	—	—
Consumer	2,657	15,461	1,846	19,964	238,194	258,158	1,846	—	1,846
Commercial Operating	—	—	—	—	46,069	46,069	—	—	—
Agricultural Operating	—	—	—	—	24,621	24,621	—	—	—
CML Insurance Premium Finance	1,111	561	3,669	5,341	298,262	303,603	3,669	—	3,669
Total	$3,768	$16,022	$5,729	$25,519	$1,573,656	1,599,175	5,594	$135	$5,729

	Accruing and Non-accruing Loans						Non-performing Loans
September 30, 2017	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans Receivable	> 89 Days Past Due and Accruing	Non-accrual balance	Total
	(Dollars in Thousands)
1-4 Family Real Estate	$370	$79	$—	$449	$196,257	$196,706	—	$—	$—
Commercial and Multi-Family Real Estate	295	—	390	685	584,825	585,510	—	685	685
Agricultural Real Estate	—	—	34,198	34,198	27,602	61,800	34,198	—	34,198
Consumer	2,512	558	1,406	4,476	158,528	163,004	1,406	—	1,406
Commercial Operating	—	—	—	—	35,759	35,759	—	—	—
Agricultural Operating	—	—	97	97	33,497	33,594	97	—	97
CML Insurance Premium Finance	1,509	2,442	1,205	5,156	245,303	250,459	1,205	—	1,205
Total	$4,686	$3,079	$37,296	$45,061	$1,281,771	$1,326,832	36,906	$685	$37,591

Total loans past due decreased $19.6 million to $25.5 million at June 30, 2018 from $45.1 million at September 30, 2017. This decrease was due to a $31.6 million decrease in loans greater than 89 days past due. The primary driver of the decrease in loans greater than 89 days past due was a large, well-collateralized agricultural loan relationship for which the Company took ownership of the properties serving as collateral upon execution of a deed in lieu of foreclosure and transferred the loans to foreclosed real estate and repossessed assets on January 2, 2018. Also contributing to the decrease in loans past due was the payment in full of a previously disclosed $7.0 million non-performing agricultural loan during the first quarter of fiscal 2018. Partially offsetting the decrease in loans greater than 89 days past due was an increase of $12.9 million in loans 60-89 days past due, primarily driven by tax services loans. Due to demonstrated repayments in previous tax seasons, the Company will charge off the balance of taxpayer advance loans if they are delinquent at the end of the calendar year, or when collection of principal becomes doubtful. As of June 30, 2018, there was a $1.6 million commercial insurance premium finance loan greater than 210 days past due. The Bank’s AFS/IBEX division has filed a lawsuit seeking its rights to a refund of the unearned insurance premiums related to the loan.  A discovery schedule has been established and is scheduled to proceed until January 31, 2019.  The Bank is seeking recovery of all amounts to which it is entitled and intends to vigorously pursue its claims against the defendants. See “Legal Proceedings” under Note 6 to the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference, for further details.

When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment.  Often, this is associated with a delay or shortfall in scheduled payments, as described above.

Impaired loans at June 30, 2018 and September 30, 2017 were as follows:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
June 30, 2018	(Dollars in Thousands)
Loans without a specific valuation allowance
1-4 Family Real Estate	$94	$94	$—
Commercial and Multi-Family Real Estate	409	409	—
Consumer	47	47	—
Agricultural Operating	2,135	2,135	—
Total	$2,685	$2,685	$—
Loans with a specific valuation allowance
1-4 Family Real Estate	$135	$135	$25
Total	$135	$135	$25

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
September 30, 2017	(Dollars in Thousands)
Loans without a specific valuation allowance
1-4 Family Real Estate	$72	$72	$—
Commercial and Multi-Family Real Estate	1,109	1,109	—
Total	$1,181	$1,181	$—

The following table provides the average recorded investment in impaired loans for the three and nine month periods ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment
	(Dollars in Thousands)
1-4 Family Real Estate	$230	$210	$150	$197
Commercial and Multi-Family Real Estate	604	1,196	761	765
Agricultural Real Estate	—	388	—	194
Consumer	112	—	74	—
Commercial Operating	—	201	—	269
Agricultural Operating	2,670	715	1,567	358
Total	$3,616	$2,710	$2,552	$1,783

The Company’s troubled debt restructurings (“TDR”) typically involve forgiving a portion of interest or principal on existing loans, making loans at a rate materially less than current market rates, or extending the term of the loan. There were no loans modified in a TDR during the three month period ended June 30, 2018 or during the three and nine month periods ended June 30, 2017. There were $3.8 million of loans modified in a TDR during the nine month period ended June 30, 2018.

During the nine months ended June 30, 2018, new TDRs consisted of five agricultural operating loans, one one-to-four family residential mortgage loan, and one consumer loan. All of the TDRs that were added during the nine month period ended June 30, 2018 were modified to extend the term of the loan.

During the nine months ended June 30, 2018, the Company had one one-to-four family residential mortgage loan with a balance of $0.1 million that was modified as a TDR within the previous 12 months and for which there was a payment default. There were no TDR loans for which there was a payment default during the three month period ended June 30, 2018. For the three and nine month periods ended June 30, 2017, there were no TDR loans for which there was a payment default.

NOTE 3.     ALLOWANCE FOR LOAN LOSSES

At June 30, 2018, the Company’s allowance for loan losses increased to $22.0 million from $7.5 million at September 30, 2017. The increase in the allowance for loan losses from September 30, 2017 to June 30, 2018 was primarily due to the additional provision expense of $20.3 million related to tax services loans due to the Company retaining all tax services loans on its balance sheet, as compared to the previous year when a majority of these loans were sold. Also contributing to the increase was a $3.0 million provision on the Company's purchased student loan portfolios. During the nine months ended June 30, 2018, the Company recorded a provision for loan losses of $24.7 million compared to $10.7 million for the same period of the prior year. The Company had $10.3 million of net charge-offs for the nine months ended June 30, 2018, of which $8.6 million was related to a portion of the Company's taxpayer advances and $1.5 million was related to the charge offs of the Company's remaining ERO advance balances. This compared to $1.4 million of net charge-offs for the nine months ended June 30, 2017. See “Consumer Lending” under Note 2 to the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference, for further details on the Company's purchased student loan portfolios.

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

Management closely monitors economic developments both regionally and nationwide and considers these factors when assessing the appropriateness of its allowance for loan losses. Management believes that, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions, the size of the loan portfolio and other factors, the level of the allowance for loan losses at June 30, 2018, reflected an appropriate allowance against probable losses from the loan portfolio.  Although the Company maintains its allowance for loan losses at a level it considers to be appropriate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan losses will not be required in future periods.  In addition, the Company’s determination of the allowance for loan losses is subject to review by the OCC, which can require the establishment of additional general or specific allowances.

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

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted earnings per share for the three and nine months ended June 30, 2018 and 2017 is presented below.

Three Months Ended June 30,	2018	2017
(Dollars in Thousands, Except Share and Per Share Data)
Basic income per common share:
Net income attributable to Meta Financial Group, Inc.	$6,792	$9,787
Weighted average common shares outstanding	9,699,824	9,349,989
Basic income per common share	0.70	1.05

Diluted income per common share:
Net income attributable to Meta Financial Group, Inc.	$6,792	$9,787
Weighted average common shares outstanding	9,699,824	9,349,989
Outstanding options - based upon the two-class method	39,836	60,320
Weighted average diluted common shares outstanding	9,739,660	9,410,309
Diluted income per common share	0.70	1.04

Nine Months Ended June 30,	2018	2017
(Dollars in Thousands, Except Share and Per Share Data)
Basic income per common share:
Net income attributable to Meta Financial Group, Inc.	$42,898	$43,173
Weighted average common shares outstanding	9,681,103	9,208,867
Basic income per common share	4.43	4.69

Diluted income per common share:
Net income attributable to Meta Financial Group, Inc.	$42,898	$43,173
Weighted average common shares outstanding	9,681,103	9,208,867
Outstanding options - based upon the two-class method	38,892	60,524
Weighted average diluted common shares outstanding	9,719,995	9,269,391
Diluted income per common share	4.41	4.66

NOTE 5. SECURITIES
During the first quarter of fiscal 2018, the Company early adopted Accounting Standard Update ("ASU") 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." Due to the early adoption of the ASU, the Company transferred $204.7 million of investment securities and $101.3 million of MBS from Held to Maturity ("HTM") to Available for Sale ("AFS") during the first quarter of fiscal 2018. This change allows for enhanced balance sheet management and provides the opportunity for more liquidity, should it be needed.
The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale and held to maturity securities at June 30, 2018 and September 30, 2017 are presented below.

Available For Sale
At June 30, 2018	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Small business administration securities	51,785	27	(853)	50,959
Obligations of states and political subdivisions	14,472	60	(162)	14,370
Non-bank qualified obligations of states and political subdivisions	1,105,310	2,594	(24,430)	1,083,474
Asset-backed securities	199,400	1,784	(345)	200,839
Mortgage-backed securities	593,454	—	(17,455)	575,999
Total debt securities	1,964,421	4,465	(43,245)	1,925,641
Common equities and mutual funds	1,347	550	(1)	1,896
Total available for sale securities	$1,965,768	$5,015	$(43,246)	$1,927,537

At September 30, 2017	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Small business administration securities	57,046	825	—	57,871
Non-bank qualified obligations of states and political subdivisions	938,883	14,983	(3,037)	950,829
Asset-backed securities	94,451	2,381	—	96,832
Mortgage-backed securities	588,918	1,259	(3,723)	586,454
Total debt securities	1,679,298	19,448	(6,760)	1,691,986
Common equities and mutual funds	1,009	436	—	1,445
Total available for sale securities	$1,680,307	$19,884	$(6,760)	$1,693,431

Held to Maturity
At June 30, 2018	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$3,831	$16	$(21)	$3,826
Non-bank qualified obligations of states and political subdivisions	212,329	73	(9,916)	202,486
Mortgage-backed securities	8,218	—	(372)	7,846
Total held to maturity securities	$224,378	$89	$(10,309)	$214,158

At September 30, 2017	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$19,247	$157	$(36)	$19,368
Non-bank qualified obligations of states and political subdivisions	430,593	4,744	(2,976)	432,361
Mortgage-backed securities	113,689	—	(1,233)	112,456
Total held to maturity securities	$563,529	$4,901	$(4,245)	$564,185

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

GAAP requires that, at acquisition, an enterprise classify debt securities into one of three categories: Available for Sale (“AFS”), Held to Maturity (“HTM”) or trading. AFS securities are carried at fair value on the consolidated statements of financial condition, and unrealized holding gains and losses are excluded from earnings and recognized as a separate component of equity in accumulated other comprehensive income (“AOCI”). HTM debt securities are measured at amortized cost. Both AFS and HTM are subject to review for other-than-temporary impairment. The Company did not have any trading securities at June 30, 2018 or September 30, 2017.

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018 and September 30, 2017, were as follows:

Available For Sale	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At June 30, 2018	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Small business administration securities	$47,646	$(853)	$—	$—	$47,646	$(853)
Obligations of states and political subdivisions	8,443	(162)	—	—	8,443	(162)
Non-bank qualified obligations of states and political subdivisions	786,022	(23,032)	25,062	(1,398)	811,084	(24,430)
Asset-backed securities	107,027	(345)	—	—	107,027	(345)
Mortgage-backed securities	306,713	(6,289)	265,169	(11,166)	571,882	(17,455)
Total debt securities	1,255,851	(30,681)	290,231	(12,564)	1,546,082	(43,245)
Common equities and mutual funds	1,896	(1)	—	—	1,896	(1)
Total available for sale securities	$1,257,747	$(30,682)	$290,231	$(12,564)	$1,547,978	$(43,246)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2017	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Non-bank qualified obligations of states and political subdivisions	280,900	(2,887)	5,853	(150)	286,753	(3,037)
Mortgage-backed securities	237,897	(1,625)	100,287	(2,098)	338,184	(3,723)
Total debt securities	518,797	(4,512)	106,140	(2,248)	624,937	(6,760)
Total available for sale securities	$518,797	$(4,512)	$106,140	$(2,248)	$624,937	$(6,760)

Held To Maturity	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At June 30, 2018	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$1,407	$(2)	$1,342	$(19)	$2,749	$(21)
Non-bank qualified obligations of states and political subdivisions	118,237	(5,141)	79,222	(4,775)	197,459	(9,916)
Mortgage-backed securities	—	—	7,847	(372)	7,847	(372)
Total held to maturity securities	$119,644	$(5,143)	$88,411	$(5,166)	$208,055	$(10,309)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2017	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Obligations of states and political subdivisions	$1,364	$(6)	$4,089	$(30)	$5,453	$(36)
Non-bank qualified obligations of states and political subdivisions	202,018	(2,783)	6,206	(193)	208,224	(2,976)
Mortgage-backed securities	112,456	(1,233)	—	—	112,456	(1,233)
Total held to maturity securities	$315,838	$(4,022)	$10,295	$(223)	$326,133	$(4,245)

At June 30, 2018, the investment portfolio included securities with current unrealized losses which have existed for longer than one year.  All of these securities are considered to be acceptable credit risks.  Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, and because the Company does not intend to sell these securities (has not made a decision to sell) and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, which may occur at maturity, no other-than-temporary impairment was recorded at June 30, 2018.

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

Available For Sale	AMORTIZED COST	FAIR VALUE

At June 30, 2018	(Dollars in Thousands)

Due in one year or less	$100	$100
Due after one year through five years	29,352	29,688
Due after five years through ten years	348,304	348,680
Due after ten years	993,211	971,174
	1,370,967	1,349,642
Mortgage-backed securities	593,454	575,999
Common equities and mutual funds	1,347	1,896
Total available for sale securities	$1,965,768	$1,927,537

	AMORTIZED COST	FAIR VALUE
At September 30, 2017	(Dollars in Thousands)

Due in one year or less	$—	$—
Due after one year through five years	36,586	37,674
Due after five years through ten years	347,831	358,198
Due after ten years	705,963	709,660
	1,090,380	1,105,532
Mortgage-backed securities	588,918	586,454
Common equities and mutual funds	1,009	1,445
Total available for sale securities	$1,680,307	$1,693,431

Held To Maturity	AMORTIZED COST	FAIR VALUE

At June 30, 2018	(Dollars in Thousands)

Due in one year or less	$2,395	$2,390
Due after one year through five years	18,829	18,761
Due after five years through ten years	20,335	20,175
Due after ten years	174,601	164,986
	216,160	206,312
Mortgage-backed securities	8,218	7,846
Total held to maturity securities	$224,378	$214,158

	AMORTIZED COST	FAIR VALUE
At September 30, 2017	(Dollars in Thousands)
Due in one year or less	$1,483	$1,480
Due after one year through five years	17,926	18,160
Due after five years through ten years	144,996	147,832
Due after ten years	285,435	284,257
	449,840	451,729
Mortgage-backed securities	113,689	112,456
Total held to maturity securities	$563,529	$564,185

NOTE 6.     COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements.

At June 30, 2018 and September 30, 2017, unfunded loan commitments approximated $282.8 million and $233.2 million, respectively, excluding undisbursed portions of loans in process. Commitments, which are disbursed subject to certain limitations, extend over various periods of time.  Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract.

The Company had two commitments totaling $4.1 million to purchase a security at June 30, 2018 and none at September 30, 2017. The Company had no commitments to sell securities at June 30, 2018 or September 30, 2017.

At June 30, 2018, Meta Capital, LLC, a wholly-owned subsidiary of MetaBank, had $0.5 million in outstanding investment commitments.

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

Legal Proceedings
The Bank was served on April 15, 2013, with a lawsuit captioned Inter National Bank v. NetSpend Corporation, MetaBank, BDO USA, LLP d/b/a BDO Seidman, Cause No. C-2084-12-I filed in the District Court of Hidalgo County, Texas. The Plaintiff’s Second Amended Original Petition and Application for Temporary Restraining Order and Temporary Injunction adds both MetaBank and BDO Seidman to the original causes of action against NetSpend. NetSpend acts as a prepaid card program manager and processor for both Inter National Bank ("INB") and MetaBank. According to the Petition, NetSpend has informed INB that the depository accounts at INB for the NetSpend program supposedly contained $10.5 million less than they should. INB alleges that NetSpend has breached its fiduciary duty by making affirmative misrepresentations to INB about the safety and stability of the program, and by failing to timely disclose the nature and extent of any alleged shortfall in settlement of funds related to cardholder activity and the nature and extent of NetSpend’s systemic deficiencies in its accounting and settlement processing procedures. To the extent that an accounting reveals that there is an actual shortfall, INB alleges that MetaBank may be liable for portions or all of said sum due to the fact that funds have been transferred from INB to MetaBank, and thus MetaBank would have been unjustly enriched. The Bank is vigorously contesting this matter. In January 2014, NetSpend was granted summary judgment in this matter which is under appeal. Because the theory of liability against both NetSpend and the Bank is the same, the Bank views the NetSpend summary judgment as a positive in support of its position. An estimate of a range of reasonably possible loss cannot be made at this stage of the litigation because discovery is still being conducted.
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

On February 9, 2018, the Bank’s AFS/IBEX division filed a lawsuit in the United States District Court for the Eastern District of New York captioned AFS/IBEX, a division of MetaBank v. Aegis Managing Agency Limited ("AMA"), Aegis Syndicate 1225 (together with AMA, the "Aegis defendants"), CRC Insurance Services, Inc. ("CRC"), and Transportation Underwriters, Inc. The suit was filed against commercial insurance underwriters and brokers that facilitated the issuance of commercial insurance policies to Red Hook Construction Group-II, LLC (“Red Hook”). The Bank’s position is that both CRC and Transportation Underwriters represented to the Bank that, upon cancellation of the insurance policies prior to their stated terms, any unearned premiums would be refunded. The Bank then provided insurance premium financing to Red Hook, and Red Hook executed a written premium finance agreement pursuant to which Red Hook assigned its rights to any unearned premiums to the Bank. After the policies were cancelled, the Aegis defendants failed to return the unearned insurance premiums totaling just over $1.6 million owed to the Bank under the insurance policies and the premium finance agreement. A discovery schedule has been established and is scheduled to proceed until January 31, 2019. The Bank is seeking recovery of all amounts to which it is entitled at law or equity and intends to vigorously pursue its claims against the defendants.
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

The following tables show the activity of options and nonvested (restricted) shares granted, exercised, or forfeited under the 2002 Omnibus Incentive Plan for the nine months ended June 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Per Share Data)
Options outstanding, September 30, 2017	75,757	$22.62	2.28	$4,225
Granted	—	—	—	—
Exercised	(23,770)	16.45	—	1,909
Forfeited or expired	—	—	—	—
Options outstanding, June 30, 2018	51,987	$25.45	2.04	$3,741

Options exercisable, June 30, 2018	51,987	$25.45	2.04	$3,741

	Number of Shares	Weighted Average Fair Value at Grant
(Dollars in Thousands, Except Per Share Data)
Nonvested (restricted) shares outstanding, September 30, 2017	304,526	$86.96
Granted	64,071	92.58
Vested	(71,881)	86.17
Forfeited or expired	(1,191)	79.06
Nonvested (restricted) shares outstanding, June 30, 2018	295,525	$88.40

During the first and second quarters of fiscal 2017, stock awards were granted to the Company's three highest paid executive officers in connection with their signing of employment agreements with the Company. These stock awards vest over eight years.

At June 30, 2018, stock-based compensation expense not yet recognized in income totaled $14.9 million, which is expected to be recognized over a weighted average remaining period of 3.63 years.

NOTE 8.     SEGMENT INFORMATION

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met.

The Company reports its results of operations through the following three business segments: Payments, Banking, and Corporate Services/Other. Meta Payments Systems ("MPS"), Refund Advantage, EPS Financial ("EPS"), SCS, and other tax businesses are reported in the Payments segment. Community Banking and the Company's other lending divisions are reported in the Banking segment. Certain shared services, including the investment portfolio, wholesale deposits and borrowings, are included in Corporate Services/Other.

The Company reclassified goodwill, intangibles, related intangible amortization expense, and certain acquisition related expenses during fiscal year 2017 from the Corporate Services / Other segment to Payments and Banking based on how annual impairment testing is performed. Prior period amounts have also been reclassified to conform to the current year presentation.

The following tables present segment data for the Company for the three and nine months ended June 30, 2018 and 2017, respectively.

	Payments	Banking	Corporate Services/Other	Total
Three Months Ended June 30, 2018
Interest income	$6,298	$19,085	$8,721	$34,104
Interest expense	—	1,008	4,685	5,693
Net interest income	6,298	18,077	4,036	28,411
Provision for loan losses	1,189	4,126	—	5,315
Non-interest income	31,307	1,318	600	33,225
Non-interest expense	27,796	7,172	14,085	49,053
Income (loss) before income tax expense (benefit)	8,620	8,097	(9,449)	7,268

Total assets	190,437	1,623,715	2,355,007	4,169,159
Total goodwill	87,145	11,578	—	98,723
Total deposits	2,641,838	241,572	638,223	3,521,633

	Payments	Banking	Corporate Services/Other	Total
Nine Months Ended June 30, 2018
Interest income	$17,545	$52,615	$28,173	$98,333
Interest expense	1,645	2,821	11,855	16,321
Net interest income	15,900	49,794	16,318	82,012
Provision for loan losses	20,335	4,391	—	24,726
Non-interest income	155,082	4,044	786	159,912
Non-interest expense	99,592	20,723	41,277	161,592
Income (loss) before income tax expense (benefit)	51,055	28,724	(24,173)	55,606

Total assets	190,437	1,623,715	2,355,007	4,169,159
Total goodwill	87,145	11,578	—	98,723
Total deposits	2,641,838	241,572	638,223	3,521,633

	Payments	Banking	Corporate Services/Other	Total
Three Months Ended June 30, 2017
Interest income	$3,576	$14,092	$11,193	$28,861
Interest expense	—	717	3,201	3,918
Net interest income	3,576	13,375	7,992	24,943
Provision for loan losses	352	888	—	1,240
Non-interest income	28,934	1,190	696	30,820
Non-interest expense	26,570	6,020	9,629	42,219
Income (loss) before income tax expense (benefit)	5,588	7,657	(941)	12,304

Total assets	196,717	1,245,840	2,577,136	4,019,693
Total goodwill	87,145	11,578	—	98,723
Total deposits	2,443,332	224,886	485,001	3,153,219

	Payments	Banking	Corporate Services/Other	Total
Nine Months Ended June 30, 2017
Interest income	$9,800	$37,654	$31,700	$79,154
Interest expense	503	1,932	7,977	10,412
Net interest income	9,297	35,722	23,723	68,742
Provision for loan losses	8,566	2,166	—	10,732
Non-interest income	138,420	3,648	271	142,339
Non-interest expense	97,927	18,114	29,877	145,918
Income (loss) before income tax expense (benefit)	41,224	19,090	(5,883)	54,431

Total assets	196,717	1,245,840	2,577,136	4,019,693
Total goodwill	87,145	11,578	—	98,723
Total deposits	2,443,332	224,886	485,001	3,153,219

NOTE 9. NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

This ASU requires organizations to replace the incurred loss impairment methodology with a methodology reflecting expected credit losses with considerations for a broader range of reasonable and supportable information to substantiate credit loss estimates. This ASU is effective for annual reporting periods beginning after December 15, 2019. The Company has been analyzing its data and has taken measures to ensure its systems capture data applicable to the standard. In addition, the Company is undergoing a readiness assessment with an external consultant that began in the first quarter of fiscal 2018. The Company has chosen a vendor for a software solution and has begun the implementation of the software.

ASU No. 2016-02, Leases (Topic 842): Amendments to the Leases Analysis

This ASU requires organizations to recognize lease assets and lease liabilities on the balance sheet, along with disclosing key information about leasing arrangements.  This update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. The Company is expanding its initial assessment of the ASU due to the Crestmark acquisition and the Company still expects that the standard will be immaterial to its consolidated financial statements with the Company's leases.

ASU No. 2014-09, Revenue Recognition - Revenue from Contracts with Customers (Topic 606)

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

ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities

This ASU requires entities to shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments in this update require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and will not have a material impact on the Company's consolidated financial statements.

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

ASU 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

This ASU allows equity investments that do not have a readily determinable fair value to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The ASU also requires enhanced disclosure about those investments. The ASU simplifies the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period. Entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet are required to use the exit price notion consistent with Topic 820, Fair Value Measurement. This update will be effective for annual and interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2016-01 on its consolidated financial statements and does not deem impact will be material.

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

The fair value hierarchy is as follows:

Level 1 Inputs - Valuation is based upon quoted prices for identical instruments traded in active markets that the Company has the ability to access at measurement date.

Level 2 Inputs - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which significant assumptions are observable in the market.

Level 3 Inputs - Valuation is generated from model-based techniques that use significant assumptions not observable in the market and are used only to the extent that observable inputs are not available.  These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Securities Available for Sale and Held to Maturity.  Securities available for sale are recorded at fair value on a recurring basis and securities held to maturity are carried at amortized cost.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  For both Level 1 and Level 2 securities, management uses various methods and techniques to corroborate prices obtained from the pricing service, including but not limited to reference to dealer or other market quotes, and by reviewing valuations of comparable instruments.  The Company’s Level 1 securities include equity securities and mutual funds.  Level 2 securities include U.S. Government agency and instrumentality securities, U.S. Government agency and instrumentality mortgage-backed securities, municipal bonds and corporate debt securities.  The Company had no Level 3 securities at June 30, 2018 or September 30, 2017.

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

The following table summarizes the fair values of securities available for sale and held to maturity at June 30, 2018 and September 30, 2017.  Securities available for sale are measured at fair value on a recurring basis, while securities held to maturity are carried at amortized cost in the consolidated statements of financial condition.

	Fair Value At June 30, 2018
	Available For Sale				Held to Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Small business administration securities	50,959	—	50,959	—	—	—	—	—
Obligations of states and political subdivisions	14,370	—	14,370	—	3,826	—	3,826	—
Non-bank qualified obligations of states and political subdivisions	1,083,474	—	1,083,474	—	202,486	—	202,486	—
Asset-backed securities	200,839	—	200,839	—	—	—	—	—
Mortgage-backed securities	575,999	—	575,999	—	7,846	—	7,846	—
Total debt securities	1,925,641	—	1,925,641	—	214,158	—	214,158	—
Common equities and mutual funds	1,896	1,896	—	—	—	—	—	—
Total securities	$1,927,537	$1,896	$1,925,641	$—	$214,158	$—	$214,158	$—

	Fair Value At September 30, 2017
	Available For Sale				Held to Maturity
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities
Small business administration securities	57,871	—	57,871	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	19,368	—	19,368	—
Non-bank qualified obligations of states and political subdivisions	950,829	—	950,829	—	432,361	—	432,361	—
Asset-backed securities	96,832	—	96,832	—	—	—	—	—
Mortgage-backed securities	586,454	—	586,454	—	112,456	—	112,456	—
Total debt securities	1,691,986	—	1,691,986	—	564,185	—	564,185	—
Common equities and mutual funds	1,445	1,445	—	—	—	—	—	—
Total securities	$1,693,431	$1,445	$1,691,986	$—	$564,185	$—	$564,185	$—

Loans.  The Company does not record loans at fair value on a recurring basis.  However, if a loan is considered impaired, an allowance for loan losses is established.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, Receivables.

The following table summarizes the assets of the Company that were measured at fair value in the consolidated statements of financial condition on a non-recurring basis as of June 30, 2018 and September 30, 2017.

	Fair Value At June 30, 2018
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans, net
1-4 family residential mortgage loans	$110	$—	$—	$110
Total Impaired Loans	110	—	—	110
Foreclosed Assets, net	$29,922	$—	$—	$29,922
Total	$30,032	$—	$—	$30,032

	Fair Value At September 30, 2017
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Foreclosed Assets, net	292	—	—	292
Total	$292	$—	$—	$292

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at June 30, 2018	Fair Value at September 30, 2017	Valuation Technique	Unobservable Input	Range of Inputs
Impaired Loans, net	$110	—	Market approach	Appraised values (1)	4.00 - 10.00%
Foreclosed Assets, net	$29,922	292	Market approach	Appraised values (1)	4.00 - 10.00%

(1)	The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimating selling costs in a range of 4% to 10%.

The following table discloses the Company’s estimated fair value amounts of its financial instruments as of the dates set forth below.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of June 30, 2018 and September 30, 2017, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at June 30, 2018 and September 30, 2017.

	June 30, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$71,276	$71,276	$71,276	$—	$—

Securities available for sale	1,927,537	1,927,537	1,896	1,925,641	—
Securities held to maturity	224,378	214,158	—	214,158	—
Total securities	2,151,915	2,141,695	1,896	2,139,799	—

Loans receivable:
One to four family residential mortgage loans	214,754	213,285	—	—	213,285
Commercial and multi-family real estate loans	716,495	706,662	—	—	706,662
Agricultural real estate loans	35,475	34,821	—	—	34,821
Consumer loans	258,158	274,871	—	—	274,871
Commercial operating loans	46,069	45,505	—	—	45,505
Agricultural operating loans	24,621	24,423	—	—	24,423
CML insurance premium finance loans	303,603	302,898	—	—	302,898
Total loans receivable	1,599,175	1,602,465	—	—	1,602,465

Federal Home Loan Bank stock	7,446	7,446	—	7,446	—
Accrued interest receivable	17,825	17,825	17,825	—	—

Financial liabilities
Non-interest bearing demand deposits	2,637,987	2,637,987	2,637,987	—	—
Interest bearing demand deposits, savings, and money markets	205,536	205,536	205,536	—	—
Certificates of deposit	57,151	56,381	—	56,381	—
Wholesale non-maturing deposits	74,061	74,061	74,061	—	—
Wholesale certificates of deposit	546,898	546,155	—	546,155	—
Total deposits	3,521,633	3,520,120	2,917,584	602,536	—

Federal funds purchased	24,000	24,000	24,000	—	—
Securities sold under agreements to repurchase	3,226	3,226	—	3,226	—
Capital lease	1,892	1,892	—	1,892	—
Trust preferred securities	10,310	10,464	—	10,464	—
Subordinated debentures	73,442	75,188	—	75,188	—
Accrued interest payable	3,705	3,705	3,705	—	—

	September 30, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$1,267,586	$1,267,586	$1,267,586	$—	$—

Securities available for sale	1,693,431	1,693,431	1,445	1,691,986	—
Securities held to maturity	563,529	564,185	—	564,185	—
Total securities	2,256,960	2,257,616	1,445	2,256,171	—

Loans receivable:
One to four family residential mortgage loans	196,706	196,970	—	—	196,970
Commercial and multi-family real estate loans	585,510	576,330	—	—	576,330
Agricultural real estate loans	61,800	61,584	—	—	61,584
Consumer loans	163,004	163,961	—	—	163,961
Commercial operating loans	35,759	35,723	—	—	35,723
Agricultural operating loans	33,594	32,870	—	—	32,870
CML insurance premium finance loans	250,459	250,964	—	—	250,964
Total loans receivable	1,326,832	1,318,402	—	—	1,318,402

Federal Home Loan Bank stock	61,123	61,123	—	61,123	—
Accrued interest receivable	19,380	19,380	19,380	—	—

Financial liabilities
Non-interest bearing demand deposits	2,454,057	2,454,057	2,454,057	—	—
Interest bearing demand deposits, savings, and money markets	169,557	169,557	169,557	—	—
Certificates of deposit	123,637	123,094	—	123,094	—
Wholesale non-maturing deposits	18,245	18,245	18,245	—	—
Wholesale certificates of deposits	457,928	457,509	—	457,509	—
Total deposits	3,223,424	3,222,462	2,641,859	580,603	—

Advances from Federal Home Loan Bank	415,000	415,003	—	415,003	—
Federal funds purchased	987,000	987,000	987,000	—	—
Securities sold under agreements to repurchase	2,472	2,472	—	2,472	—
Capital lease	1,938	1,938	—	1,938	—
Trust preferred securities	10,310	10,447	—	10,447	—
Subordinated debentures	73,347	76,500	—	76,500	—
Accrued interest payable	2,280	2,280	2,280	—	—

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at June 30, 2018 and September 30, 2017.

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

LOANS RECEIVABLE, NET
The fair value of loans is estimated using a historical or replacement cost basis concept (i.e., an entrance price concept).  The fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers and for similar remaining maturities.  When using the discounting method to determine fair value, homogeneous loans with similar terms and conditions were grouped together and discounted at a target rate at which similar loans would be made to borrowers at June 30, 2018 or September 30, 2017.  In addition, when computing the estimated fair value for all loans, allowances for loan losses have been subtracted from the calculated fair value as a result of the discounted cash flow which approximates the fair value adjustment for the credit quality component.

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

NOTE 11. GOODWILL AND INTANGIBLE ASSETS

The Company held a total of $98.7 million of goodwill as of June 30, 2018. The recorded goodwill was due to two separate business combinations during fiscal 2015 and two separate business combinations during the first quarter of fiscal 2017. The fiscal 2015 business combinations included $11.6 million of goodwill in connection with the purchase of substantially all of the commercial loan portfolio and related assets of AFS/IBEX on December 2, 2014 and $25.4 million of goodwill in connection with the purchase of substantially all of the assets and liabilities of Refund Advantage on September 8, 2015. The fiscal 2017 business combinations included $30.4 million of goodwill in connection with the purchase of substantially all of the assets of EPS Financial, LLC on November 1, 2016, and $31.4 million of goodwill in connection with the purchase of substantially all of the assets and specified liabilities of Specialty Consumer Services LP on December 14, 2016. The goodwill associated with these transactions is deductible for tax purposes.

The changes in the carrying amount of the Company’s goodwill and intangible assets for the nine months ended June 30, 2018 and 2017 were as follows:

	2018	2017
Nine Months Ended June 30,	(Dollars in Thousands)
Goodwill
Beginning balance	$98,723	$36,928
Acquisitions during the period	—	61,795
Write-offs during the period	—	—
Ending balance	$98,723	$98,723

	Trademark(1)	Non-Compete(2)	Customer Relationships(3)	All Others(4)	Total
Intangibles
Balance as of September 30, 2017	$10,051	$1,782	$31,707	$8,638	$52,178
Acquisitions during the period	—	—	—	85	85
Amortization during the period	(477)	(367)	(4,548)	(685)	(6,077)
Write-offs during the period	—	—	—	(88)	(88)
Balance as of June 30, 2018	$9,574	$1,415	$27,159	$7,950	$46,098

Gross carrying amount	$10,990	$2,480	$57,810	$10,587	$81,867
Accumulated amortization	(1,416)	(1,065)	(20,403)	(2,020)	(24,904)
Accumulated impairment	—	—	(10,248)	(617)	(10,865)
Balance as of June 30, 2018	$9,574	$1,415	$27,159	$7,950	$46,098
(1) Book amortization period of 5-15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 3-5 years. Amortized using the straight line method.
(3) Book amortization period of 10-30 years. Amortized using the accelerated method.
(4) Book amortization period of 3-20 years. Amortized using the straight line method.

	Trademark(1)	Non-Compete(2)	Customer Relationships(3)	All Others(4)	Total
Intangibles
Balance as of September 30, 2016	$5,149	$127	$20,590	$3,055	$28,921
Acquisitions during the period	5,500	2,180	31,770	6,922	46,372
Amortization during the period	(442)	(371)	(9,084)	(598)	(10,495)
Write-offs during the period	—	—	—	—	—
Balance as of June 30, 2017	$10,207	$1,936	$43,276	$9,379	$64,798

Gross carrying amount	$10,990	$2,480	$57,810	$10,478	$81,758
Accumulated amortization	(783)	(544)	(14,534)	(1,099)	(16,960)
Balance as of June 30, 2017	$10,207	$1,936	$43,276	$9,379	$64,798
(1) Book amortization period of 15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 3 years. Amortized using the straight line method.
(3) Book amortization period of 10-30 years. Amortized using the accelerated method.
(4) Book amortization period of 3-20 years. Amortized using the straight line method.

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in the remaining three months of fiscal 2018 and subsequent fiscal years is as follows:

(Dollars in Thousands)
Remaining in 2018	$1,632
2019	7,151
2020	5,753
2021	5,184
2022	4,262
2023	3,624
Thereafter	18,492
Total anticipated intangible amortization	$46,098

The Company tests intangible assets for impairment at least annually or more often if conditions indicate a possible impairment.  There were no impairments to intangible assets during the three and nine months ended June 30, 2018 or 2017.  The annual goodwill impairment test for fiscal 2018 will be conducted at September 30, 2018.

NOTE 12. INCOME TAXES

Income tax expense for the nine months ended June 30, 2018 was $12.7 million, resulting in an effective tax rate of 22.9%, compared to $11.3 million, or an effective tax rate of 20.7%, for the nine months ended June 30, 2017.

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

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance regarding how a company is to reflect provisional amounts when necessary information is not yet available, prepared or analyzed sufficiently to complete its accounting for the effect of the changes in the Tax Act. The income tax expense of $3.6 million recorded during the fiscal 2018 first quarter represented all then-known and estimable impacts of the Tax Act and is a provisional amount based on the Company’s current best estimate. This provisional amount incorporates assumptions made based upon the Company’s then-current interpretations of the Tax Act and may change as the Company receives additional clarification and implementation guidance, and as data becomes available allowing for a more accurate scheduling of the deferred tax assets and liabilities, including those related to items potentially impacted by the Tax Act such as fixed assets and employee compensation. Adjustments to this provisional amount through December 22, 2018 will be included in income from operations as an adjustment to tax expense in future periods.

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

NOTE 14. SUBSEQUENT EVENTS

In mid-July, 2018, the Company entered into a first-out participation agreement in a highly secured, consumer receivable asset-based warehouse line of credit. The Company holds a senior position providing up to $65.0 million with the subordinate party contributing up to $100.0 million, thereby enhancing the Company’s position with significant subordination.

As previously disclosed, on January 9, 2018, Meta and MetaBank, entered into an Agreement and Plan of Merger (the “merger agreement”), with Crestmark Bancorp, Inc., a Michigan corporation (“Crestmark”), and Crestmark Bank, a Michigan state-chartered bank and a wholly-owned subsidiary of Crestmark (“Crestmark Bank”). On August 1, 2018, pursuant to the merger agreement, upon the terms and subject to the conditions set forth therein, Crestmark merged with and into Meta, with Meta as the surviving entity (the “merger”), and, immediately thereafter, pursuant to the terms of a separate merger agreement between MetaBank and Crestmark Bank, Crestmark Bank merged with and into MetaBank, with MetaBank surviving as Meta’s wholly-owned subsidiary. Under the terms of the merger agreement, at the effective time of the merger, (i) each share of Crestmark common stock converted into the right to receive 2.65 shares of Meta common stock and (ii) each outstanding option to purchase Crestmark common stock was canceled and converted into the right to receive an amount in cash. The aggregate value of the acquisition, based on the closing price of Meta shares on July 31, 2018 of $89.45, was $316.1 million.

Effective as of the closing of the merger, W. David Tull, Crestmark’s Chairman and Chief Executive Officer, and Michael R. Kramer, a member at the law firm Dickinson Wright, PLLC, were appointed to the Board of Directors of Meta and MetaBank, and Mick Goik, President and Chief Operating Officer of Crestmark, was named Executive Vice President of MetaBank and President of the Meta Commercial Finance Division, which includes Crestmark. Crestmark will continue to operate from its headquarters in Troy, Michigan.

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

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” or the negative of those terms, or other words of similar meaning or similar expressions. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements are based on information currently available to us and assumptions about future events, and include statements with respect to the Company’s beliefs, expectations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such risks, uncertainties and other factors may cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Such statements address, among others, the following subjects: statements regarding the potential benefits of, and other expectations for the Company giving effect to, the merger with Crestmark; future operating results; customer retention; loan and other product demand; important components of the Company’s statements of financial condition and operations; the Company’s expected recoveries with respect to its purchased student loan portfolios and the estimated impact on the Company's provision for loan losses; anticipated realized pre-tax yields, net of provision for credit losses and direct servicing costs, with respect to its purchased student loan portfolios; growth and expansion; new products and services, such as those offered by MetaBank or MPS, a division of MetaBank; credit quality and adequacy of reserves; technology; and the Company’s employees. The following factors, among others, could cause the Company’s financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: the risk that the businesses of Meta and MetaBank, on the one hand, and Crestmark and Crestmark Bank, on the other hand, may not be combined successfully, or such combination may take longer, be more difficult, time-consuming or costly to accomplish than expected; the expected growth opportunities, beneficial synergies and/or operating efficiencies from the merger with Crestmark may not be fully realized or may take longer to realize than expected; customer losses and business disruption following the merger with Crestmark; potential litigation or regulatory actions relating to the merger transaction; the risk that the Company may incur unanticipated or unknown losses or liabilities as a result of the merger with Crestmark; the risk that the amount of recoveries with respect to the Company’s purchased student loan portfolios, whether as a result of the ReliaMax liquidation plan, the state insurance guarantee fund or otherwise, is less than expected (including that the Company does not recover any such amounts at all); the risk that the Company may recognize loan losses or direct servicing costs in excess of the Company’s estimates, whether as a result of the ReliaMax liquidation proceeding or otherwise; actual changes in interest rates and the Fed Funds rate; additional changes in tax laws; maintaining our executive management team; the strength of the United States’ economy, in general, and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), as well as efforts of the United States Treasury in conjunction with bank regulatory agencies to stimulate the economy and protect the financial system; inflation, interest rate, market, and monetary fluctuations; the timely development and acceptance of new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third parties; any actions which may be initiated by our regulators in the future; the impact of changes in financial services laws and regulations, including, but not limited to, laws and regulations relating to the tax refund industry and the insurance premium finance industry; our relationship with our primary regulators, the Office of the Comptroller of the Currency and the Federal Reserve, as well as the Federal Deposit Insurance Corporation, which insures MetaBank’s deposit accounts up to applicable limits; technological changes, including, but not limited to, the protection of electronic files or databases; acquisitions; litigation risk, in general, including, but not limited to, those risks involving MetaBank’s divisions; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by MetaBank of its status as a well-capitalized institution, particularly in light of our growing deposit base, a portion of which has been characterized as “brokered”; changes in consumer spending and saving habits; and the success of the Company at maintaining its high-quality asset level and managing and collecting assets of borrowers in default should problem assets increase.

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

The following discussion focuses on the consolidated financial condition of the Company at June 30, 2018, compared to September 30, 2017, and the consolidated results of operations for the three and nine months ended June 30, 2018 and 2017.  This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2017 and the related management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Highlights for the 2018 Fiscal Third Quarter Ended June 30, 2018

Total loans receivable, net of allowance for loan losses, increased $366.0 million, or 30%, at June 30, 2018, compared to June 30, 2017.

The Company successfully launched two consumer credit product programs, and loan originations from those programs totaled $27.0 million for the three months ended June 30, 2018. The Company anticipates its consumer credit originations to exceed $45.0 million in the fourth quarter of fiscal 2018. As previously announced, a program with CURO Group Holdings Corp is expected to pilot launch during the latter part of the fiscal fourth quarter of 2018, but the Company anticipates limited volumes from that program for the fourth quarter. In addition, the Company has negotiated a three-year agreement with one of the nation's largest mortgage companies to originate up to $1 billion of consumer installment loans over the term of the contract, and also expects to launch this new program during the fiscal fourth quarter.

Net interest income was $28.4 million in the 2018 fiscal third quarter, an increase of $3.5 million, or 14%, compared to $24.9 million in the 2017 fiscal third quarter.

The Company recorded a provision for loan losses of $5.3 million for the three months ended June 30, 2018, compared to $1.2 million for the same period of the prior year. The provision for the 2018 fiscal third quarter includes a $3.0 million provision for loan losses related to the Company's purchased student loan portfolios. Provision for loan losses related to tax services loans increased $0.8 million to $1.2 million for the three months ended June 30, 2018 compared to the same period of the prior year. For a more detailed discussion of the purchased student loan portfolios provision for loan losses, see "Business Updates" below.

Tax product fee income increased $1.6 million, or 29%, from $5.7 million for the three months ended June 30, 2017 to $7.3 million for the three months ended June 30, 2018.

Payments division average deposits increased $207.5 million, or 9%, for the 2018 fiscal third quarter when compared to the same quarter of fiscal 2017.

Non-performing assets (“NPAs”) were 0.86% of total assets at June 30, 2018, compared to 1.17% at June 30, 2017.

BUSINESS UPDATES

On June 18, 2018, the Company received written notification from ReliaMax Surety Company ("ReliaMax"), the entity that provided insurance for the Company's purchased student loans, informing policy holders that the South Dakota Division of Insurance filed a petition to have ReliaMax declared insolvent and to adapt a plan of liquidation. An Order of Liquidation was entered on June 27, 2018 by the Sixth Circuit Court in Hughes County, South Dakota, declaring ReliaMax insolvent and appointing the South Dakota Division of Insurance as liquidator to adapt a plan of liquidation. The Company expects to ultimately recover a substantial portion of the unearned premiums and anticipates realized pre-tax yields, net of on-going provision for credit losses and direct servicing costs, for the portfolios to range between 5.50% and 7.50%. However, the Company expects to recognize ongoing provision expense of $0.6 million to $0.8 million per quarter on its purchased student loan portfolios until the recovery is collected, which could be a year or longer.

In mid-July, 2018, the Company entered into a first-out participation agreement in a highly secured, consumer receivable asset-based warehouse line of credit. The Company holds a senior position, providing up to $65.0 million, with the subordinate party contributing up to $100.0 million. The Company expects to realize a variable yield with a floor of 6%.

On August 1, 2018, Meta completed the acquisition of Crestmark and its bank subsidiary, Crestmark Bank. Pursuant to the terms of the transaction, Crestmark shareholders are entitled to receive 2.65 shares of Meta common stock for each share of Crestmark common stock. The aggregate value of the acquisition, based on the closing price of Meta shares on July 31, 2018 of $89.45, was $316.1 million. See Note 14 to the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference, for a more detailed discussion of the completed acquisition of Crestmark.

Meta Capital, LLC, a wholly-owned subsidiary of MetaBank formed in April 2017, was established by the Company to help drive innovation by evaluating and investing primarily in financial technology companies. Through June 30, 2018, Meta Capital, LLC has invested a total of $5.0 million in early-to mid-stage financial technology companies, with an additional $0.5 million in outstanding investment commitments.

Meta believes that the consumer lending agreements will position the Company to capitalize on the Company's national deposit base and distribution channels, as well as allow the Company to leverage its Specialty Consumer Services team and Meta's balance sheet to generate significantly higher margins from these products relative to other Meta lending products. These consumer credit programs are expected to generate positive earnings effects in fiscal 2019, and the Company expects to see further income growth in fiscal 2020 as programs scale and even greater efficiencies are expected to take hold. Accordingly, the new agreements announced in fiscal 2018 are expected to require upfront investment to generate future higher returns. By leveraging the leadership and talent at its Specialty Consumer Services group, as well as its origination and decision science platform, the Company expects to develop channels of consumer loan originations with prudent risk management and credit structuring.  Generally, credit structuring may include influence of the seniority of Meta’s position within the cash flow waterfall as well as other credit enhancement protections.

FINANCIAL CONDITION

At June 30, 2018, the Company’s total assets decreased by $1.06 billion, or 20%, to $4.17 billion compared to $5.23 billion at September 30, 2017, due to a significant reduction in cash and cash equivalents that was partially offset by an increase in loans receivables.

Total cash and cash equivalents was $71.3 million at June 30, 2018, a decrease of $1.20 billion, or 94%, from $1.27 billion at September 30, 2017. The decrease was primarily the result of the Company's decreased balances maintained at other banking institutions. The Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the Federal Reserve Bank. At September 30, 2017 and December 31, 2017, the Company temporarily repositioned the balance sheet to prepare for the upcoming seasonal tax lending activity.

The total investment portfolio decreased $105.0 million, or 5%, to $2.15 billion at June 30, 2018, compared to $2.26 billion at September 30, 2017, as maturities, sales, and principal pay downs exceeded purchases. The Company’s portfolio of investment securities and mortgage-backed securities ("MBS") consists primarily of U.S. Government agency and instrumentality MBS, U.S. Government related asset backed securities, U.S. Government agency or instrumentality collateralized housing related municipal securities, and high quality non-bank qualified obligations of states and political subdivisions (“NBQ”). Of the total MBS, $576.0 million were classified as available for sale, and $8.2 million were classified as held to maturity. Of the total investment securities, $1.35 billion were classified as available for sale and $216.2 million were classified as held to maturity. During the nine month period ended June 30, 2018, the Company purchased $311.6 million of investment securities available for sale, $111.2 million MBS securities, and no investment securities held to maturity.

During the first quarter of fiscal 2018, the Company early adopted Accounting Standard Update ("ASU") 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. Due to the early adoption of the ASU, the Company transferred $204.7 million of investment securities and $101.3 million of MBS from HTM to AFS during the first quarter of fiscal 2018. This change allows for enhanced balance sheet management and provides the opportunity for more liquidity, should it be needed.

The Company’s portfolio of net loans receivable increased $257.5 million, or 20%, to $1.58 billion at June 30, 2018, from $1.32 billion at September 30, 2017. This increase was primarily attributable to a $131.0 million, or 22%, increase in commercial real estate loans, a $95.2 million, or 58%, increase in consumer loans, largely due to the purchased student loan portfolios and consumer credit products, a $53.1 million, or 21%, increase in commercial insurance premium finance loans, an $18.0 million, or 9%, increase in residential mortgage loans, and a $10.3 million, or 29%, increase in commercial operating loans, offset in part by a $35.3 million, or 37%, decrease in total agricultural loans. The decrease in the agricultural loan balances was due to two large relationships, one that was paid off in the 2018 fiscal first quarter and the other that was transferred to foreclosed real estate and repossessed assets on January 2, 2018. Community banking loans increased $117.8 million, or 13%, during this period. Of the $716.5 million in commercial and multi-family real estate loans at June 30, 2018, $161.0 million were considered high-volatility commercial real estate (“HVCRE”) loans.  While such HVCRE loans are risk-weighted at 150% rather than 100%, as is customary for non-HVCRE commercial loans, the increase to the Company’s risk-weighted assets was inconsequential in terms of the Company’s capital ratios.

Total deposits increased $298.2 million, or 9%, at June 30, 2018, to $3.52 billion from $3.22 billion at September 30, 2017, primarily related to increases of $183.9 million in non-interest bearing deposits, $144.8 million in wholesale deposits, $35.8 million in interest-bearing checking deposits, and $3.9 million in savings deposits. The increase in total deposits was partially offset by a $66.5 million decrease in certificates of deposit. The average balance of total deposits and interest-bearing liabilities was $3.83 billion for the nine month period ended June 30, 2018, compared to $3.48 billion for the same period of the prior year. The average balance of non-interest bearing deposits for the nine month period ended June 30, 2018 increased by $196.0 million, or 9%, to $2.48 billion, compared to the same period in the prior year. Deposits attributable to the Payments segment increased by $204.9 million, or 8%, to $2.64 billion at June 30, 2018, compared to $2.44 billion at September 30, 2017.

Total borrowings decreased $1.38 billion, or 92%, from $1.49 billion at September 30, 2017 to $112.9 million at June 30, 2018, primarily due to a decrease in short-term borrowings. At September 30, 2017 and December 31, 2017, the Company's cash balances were much higher than normal due to a temporary repositioning of the balance sheet at those dates as part of its preparations for the 2018 tax season. The Company’s overnight federal funds purchased fluctuates on a daily basis due to the nature of a portion of its non-interest bearing deposit base, primarily related to payroll processing timing with a higher volume of overnight federal funds purchased on Monday through Wednesday, which are typically paid down on Thursday and Friday.  Secondarily, a portion of certain programs are pre-funded, typically in the final week of the month and the corresponding deposits are received typically on the first day of the following month causing a temporary increased need for overnight borrowings. Accordingly, our level of borrowings may fluctuate significantly on any particular quarter end date.

At June 30, 2018, the Company’s stockholders’ equity totaled $443.9 million, an increase of $9.4 million, from $434.5 million at September 30, 2017.  The increase was attributable to net earnings and an increase in additional paid-in capital, partially offset by accumulated other comprehensive income (loss) and cash dividends paid. At June 30, 2018, the Bank continued to exceed all regulatory requirements for classification as a well‑capitalized institution.  See “Liquidity and Capital Resources” for further information.

Non-performing Assets and Allowance for Loan Losses

Generally, for the Company's community banking loans, when a loan becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is reversed against current income. The loan will remain in non-accrual status until the loan becomes current and has demonstrated a sustained period of satisfactory performance, typically after six months.

For the Company's national lending portfolio, which includes commercial finance, consumer finance and tax services loans, the loan product types are generally not placed into non-accrual status as they are typically charged off when the defined delinquency threshold has been reached, or else when the principal or interest income becomes doubtful. The delinquency threshold for commercial insurance premium finance loans is generally 210 days past due, while the delinquency threshold for consumer finance loans is generally 180 days past due. As of June 30, 2018, there was a $1.6 million commercial insurance premium finance loan greater than 210 days past due. The loan is well-collateralized and the Bank’s AFS/IBEX division has filed a lawsuit seeking its rights to a refund of the unearned insurance premiums. See “Legal Proceedings” under Note 6 to the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference, for further details.

Taxpayer advance loans are originated through the Company's tax divisions. Due to the nature of taxpayer advance loans, it typically takes no more than three e-file cycles, the period of time between scheduled IRS payments, from when the return is accepted to collect. In the event of default, MetaBank has no recourse with the tax consumer. Generally, the Company will charge off the balance of a taxpayer advance loan if there is a balance at the end of the calendar year, or when collection of principal becomes doubtful. The Company's ERO loans are generally charged off if there is a balance at the end of June, or when collection of principal becomes doubtful.

The Company believes that the level of allowance for loan losses at June 30, 2018 was appropriate and reflected probable losses related to these loans; however, there can be no assurance that all loans will be fully collectible or that the present level of the allowance will be adequate in the future. See “Allowance for Loan Losses” below.

The table below sets forth the amounts and categories of non-performing assets in the Company’s portfolio as of the dates set forth below. Foreclosed assets include assets acquired in settlement of loans.

	Non-Performing Assets As Of
	June 30, 2018	September 30, 2017
Non-Performing Loans	(Dollars in Thousands)

Non-Accruing Loans:
1-4 Family Real Estate	$135	$—
Commercial and Multi-Family Real Estate	—	685
Total	135	685

Accruing Loans Delinquent Greater Than 89 Days:
1-4 Family Real Estate	79	—
Agricultural Real Estate	—	34,198
Consumer	1,846	1,406
Agricultural Operating	—	97
CML Insurance Premium Finance	3,669	1,205
Total	5,594	36,906

Total Non-Performing Loans(1)	5,729	37,591

Other Assets

Foreclosed Assets:
1-4 Family Real Estate	—	62
Commercial and Multi-Family Real Estate	—	230
Agricultural Real Estate	29,922	—
Total	29,922	292

Total Other Assets	$29,922	$292

Total Non-Performing Assets	$35,651	$37,883
Total as a Percentage of Total Assets	0.86%	0.72%

(1) At June 30, 2018, the Company had one one-to-four family real estate loan with a balance of $0.1 million that was modified as a TDR within the previous 12 months and for which there was a payment default during the nine months ended June 30, 2018. At September 30, 2017, the Company had no TDRs with a payment default.

At June 30, 2018, non-performing loans totaled $5.7 million, representing 0.36% of total loans, compared to $37.6 million, or 2.83% of total loans at September 30, 2017. This decrease in non-performing loans was primarily due to a previously disclosed large well-collateralized agricultural loan relationship for which the Company took ownership upon execution of the deed in lieu of the properties serving as collateral and transferred the loans to foreclosed real estate and repossessed assets on January 2, 2018. Also contributing to the decrease in non-performing loans from September 30, 2017 to June 30, 2018 was the payoff of a previously disclosed $7.0 million non-performing agricultural loan during the first quarter of fiscal 2018.

At June 30, 2018, foreclosed assets totaled $29.9 million, compared to $0.3 million at September 30, 2017. The increase in foreclosed assets was primarily due to the transfer of the aforementioned large well-collateralized agricultural loan relationship. If the properties are sold prior to the end of the agreed-upon receivership period set forth in the settlement agreement, the Company will be entitled to all principal, note interest, legal and other fees and expenses. After the receivership period ends, if the properties are not sold, the Company will be entitled to the fair value of the properties, which the Company believes to be significantly in excess of all principal, note interest, legal and other fees and expenses.

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

The Bank’s determinations as to the classification of its assets and the amount of its valuation allowances are subject to review by its regulatory authorities, which may order the establishment of additional general or specific loss allowances.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  Specific allowances represent loss allowances which have been established to recognize the risk associated with particular problem assets.   When assets are classified as “loss,” the Bank is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount.  While management may periodically allocate portions of the allowance for specific classified loans, the entire allowance is available for any loan charge-offs that occur.

On the basis of management’s review of its loans and other assets, at June 30, 2018, the Company had classified $10.4 million of its assets as substandard and did not classify any assets as doubtful or loss. At September 30, 2017, the Company classified $40.6 million of its assets as substandard and did not classify any assets as doubtful or loss.

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

Management closely monitors economic developments both regionally and nationwide and considers these factors when assessing the appropriateness of its allowance for loan losses. The current economic environment continues to show signs of improvement across the US as indicated by the unemployment rate and GDP.  While there are still areas in the country that are struggling with higher unemployment overall the unemployment rate in the US has been improving.  GDP in the first quarter of calendar year 2018 dipped to 2% compared to the prior three quarters but rebounded in the June quarter. The adverse weather conditions in the Midwest and other areas from 2017 have generally improved with recent rainfall, but the adverse conditions could return later this summer should conditions worsen. If drought conditions were to return, it would potentially have an adverse impact on the yields on crops. The Bank’s average loss rates over the past several years for all loan portfolios have been relatively low, compared to peer group data for prior years, in part due to the improving economic and other conditions.  Management believes that, based on a detailed review of the Company's loan portfolio, historic loan losses, current economic conditions, the size of the Company's loan portfolio, and other factors, the level of the allowance for loan losses at June 30, 2018 reflected an appropriate allowance against probable losses for the Company's loan portfolio. While management believes the current level of allowance is adequate, changing weather, economic or political conditions could result in losses in excess of the current allowance.

As previously disclosed, the Company received written notification on June 18, 2018 from ReliaMax, which informed policy holders that the South Dakota Division of Insurance filed a petition to have ReliaMax declared insolvent and to adopt a plan of liquidation. ReliaMax indicated in its notice that the impact on outstanding insurance coverage will be clearer sometime after the hearing and after the Division’s liquidation plan is finalized. An Order of Liquidation was entered on June 27, 2018 by the Sixth Circuit Court in Hughes County, South Dakota, declaring ReliaMax insolvent and appointing the South Dakota Division of Insurance as liquidator to adopt a plan of liquidation. ReliaMax provided insurance coverage for the Company’s purchased, floating rate, seasoned student loan portfolios.

In light of the potential impact to the Company’s insurance coverage, the Company adjusted the allowance for loan losses attributable to its student loan portfolios for the quarterly period ending June 30, 2018. The additional allowance was a $3.0 million pre-tax charge to provision for loan losses.

At June 30, 2018, the Company had established an allowance for loan losses totaling $22.0 million, compared to $7.5 million at September 30, 2017. This increase was primarily due to additional provision expense related to loans originated by the tax services divisions along with the Company's aforementioned adjustment to the allowance for loan losses attributable to the purchased student loan portfolios. During the nine months ended June 30, 2018, the Company recorded a provision for loan losses of $24.7 million, partially offset by $10.3 million of net charge-offs, of which $8.6 million and $1.5 million were related to taxpayer advances and ERO advances, respectively. During the nine months ended June 30, 2017, the Company recorded a provision for loan losses of $10.7 million and $1.4 million of net charge-offs.

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

Allowance for Loan Losses.  The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  Although management believes the levels of the allowance at both June 30, 2018 and September 30, 2017 were adequate to absorb probable losses inherent in the Company's loan portfolio, a decline in local economic conditions or other factors could result in losses in excess of the applicable allowance.

Goodwill and Intangible Assets.  Each quarter, the Company evaluates the estimated useful lives of its amortizable intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization.  In accordance with ASC 350, Intangibles - Goodwill and Other, recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate.  If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

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

RESULTS OF OPERATIONS

General. The Company recorded net income of $6.8 million, or $0.70 per diluted share, for the three months ended June 30, 2018, compared to net income of $9.8 million, or $1.04 per diluted share, for the three months ended June 30, 2017. The 2018 fiscal third quarter pre-tax results included a $3.0 million provision for loan losses related to the Company's purchased student loan portfolios, $2.4 million of merger and acquisition related expenses, and $0.8 million of expense related to the Company's early termination of a vendor contract. The 2018 fiscal third quarter pre-tax results also included $1.7 million in amortization of intangible assets and $1.3 million in non-cash stock-related compensation associated with executive officer employment agreements. Total revenue for the fiscal 2018 third quarter was $61.6 million, compared to $55.8 million for the same quarter in fiscal 2017, an increase of $5.8 million, or 11%. This increase was primarily due to growth in interest income.

The Company recorded net income of $42.9 million, or $4.41 per diluted share, for the nine months ended June 30, 2018, compared to $43.2 million, or $4.66 per diluted share, for the same period in fiscal year 2017. The decrease in net earnings for the nine months ended June 30, 2018 was primarily due to increases of $15.7 million in non-interest expense and $14.0 million in provision for loan losses, offset by increases of $17.6 million in non-interest income and $13.3 million in net interest income. Total revenue for the nine months ended June 30, 2018 was $241.9 million, compared to $211.1 million for the same period of the prior year, an increase of $30.8 million, or 15%, driven by growth in loan interest income, tax product fee income, card fee income, and deposit fee income.

Seasonality.  In the industries for electronic payments processing and tax refund processing, companies commonly experience seasonal fluctuations in revenue. For example, in recent years, the Company's results of operations for the first half of each fiscal year have been favorably affected by large numbers of taxpayers electing to receive their tax refunds via direct deposit on our pre-paid cards, which caused operating revenues to be higher in the first half of those years than they were in the corresponding second half of those years. Meta's tax business is expected to continue to generate the vast majority of its revenues in the Company's fiscal second quarter, with some additional revenues in the third quarter, while most expenses are spread throughout the year with some elevated expenses in the December and March quarters. Management expects the Company's revenue to continue to be based on seasonal factors that affect the electronic payments processing and tax refund processing industries as a whole. The Company and its tax preparation partners rely on the Internal Revenue Service (the “IRS”), technology, and employees when processing and preparing tax refunds and tax-related products and services.

Net Interest Income.  Net interest income for the fiscal 2018 third quarter increased by $3.5 million, or 14%, to $28.4 million from $24.9 million for the same quarter in 2017, primarily due to an enhanced interest-earning asset mix relating to increases in the community banking and national lending loan portfolios and higher corresponding rates when compared to investments, particularly MBS. The quarterly average outstanding balance of loans from all sources as a percentage of interest-earning assets increased from 33% as of the end of the third fiscal quarter of 2017 to 40% as of the end of the third fiscal quarter of 2018. In addition, lower-yielding agency MBS decreased from 22% of interest-earning assets in the fiscal 2017 third quarter to 16% of interest-earning assets for the same quarter in 2018.

For the nine months ended June 30, 2018, net interest income increased 19% to $82.0 million from $68.7 million for the same period in the prior year. This increase was primarily due to increases of volume and overall yields in loans, primarily in the community banking, commercial insurance premium finance, and purchased student loan portfolios.

Net interest margin was 2.94% in the fiscal 2018 third quarter, an increase of 18 basis points from 2.76% in the fiscal 2017 third quarter. Tax equivalent net interest margin ("NIM,TE") was 3.23% in the fiscal 2018 third quarter, a decrease of two basis points from 3.25% in the fiscal 2017 third quarter. The decrease was primarily related to a change in the corporate tax rate resulting from the Tax Cuts and Jobs Act (the "Tax Act"). Excluding changes resulting from the Tax Act, the reported NIM,TE of 3.23% would have been 3.42%.

For the nine months ended June 30, 2018, net interest margin was 2.77%, an increase of 22 basis points from 2.55% for the same period of the prior year. NIM, TE for the nine months ended June 30, 2018 was 3.06%, an increase of four basis points from 3.02% for the same period of the prior year.

The overall reported tax equivalent yield (“TEY”) on average earning assets increased by 13 basis points to 3.82% when comparing the fiscal 2018 third quarter to the same period of the prior fiscal year, which was driven primarily by the Company's improved earning asset mix, with increased exposure to its commercial insurance premium finance, consumer, and community banking loan portfolios. The reported 3.82% TEY on earning assets reflects the lowered corporate prorated tax rate of the Company's tax-exempt securities portfolio. Excluding changes resulting from the adoption of the Tax Act, reported TEY on earning assets would have been 4.01%.

The fiscal 2018 third quarter TEY on the securities portfolio decreased by nine basis points to 3.11% compared to the same period of the prior year TEY of 3.20%, primarily due to the adoption of the Tax Act, which lowered the TEY on tax-exempt securities. Had corporate tax rates not changed due to the Tax Act, reported securities portfolio TEY yield would have increased to 3.43% due to new investments in higher-yielding investment securities.

The Company’s average interest-earning assets for the fiscal 2018 third quarter increased by $244.9 million, or 7%, to $3.87 billion, from the comparable quarter in 2017. The increase was primarily from growth in the Company's loan portfolio of $356.6 million, of which $212.6 million was related to community banking loans and $144.0 million was related to national lending loans. This increase was partially offset by a decrease in total investment securities of $128.1 million. The Company's management believes it has the flexibility to reasonably manage total balance sheet growth moving forward, if needed.

Average interest-earning assets for the nine months ended June 30, 2018 increased $358.7 million from the comparable prior fiscal year period, while interest-bearing liabilities increased by $150.1 million.

The Company’s average balance of total deposits and interest-bearing liabilities was $3.70 billion for the three-month period ended June 30, 2018, compared to $3.48 billion for the same period in the prior year, representing an increase of 6%. This increase was primarily due to increases in non-interest-bearing deposits of $170.7 million, wholesale deposits of $105.1 million, and interest-bearing checking of $55.8 million, offset by a decrease in total borrowings of $99.1 million.

Overall, the Company's cost of funds for all deposits and borrowings averaged 0.62% during the fiscal 2018 third quarter, compared to 0.45% for the year-ago period. This increase was primarily due to an increase in short-term funding rates. The Company's overall cost of deposits was 0.29% in the 2018 fiscal third quarter, compared to 0.15% in the same quarter of 2017. When excluding wholesale deposits, which the Company utilizes at advantageous rates when compared to the overnight borrowing rates, thereby lowering funding costs, the Company's cost of deposits for the third quarter of fiscal 2018 would have been 0.04%. At June 30, 2018 and 2017, low-cost checking deposits represented 79% and 81% of total deposits, respectively.

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

Three Months Ended June 30,	2018			2017
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(2)
Interest-earning assets:
Cash & fed funds sold	$57,164	$388	2.72%	$40,833	$229	2.24%
Mortgage-backed securities	617,815	3,950	2.56%	783,164	4,544	2.33%
Tax exempt investment securities	1,373,444	8,635	3.34%	1,348,589	8,314	3.80%
Asset-backed securities	189,389	1,537	3.25%	117,834	782	2.66%
Other investment securities	74,038	538	2.91%	133,169	903	2.72%
Total investments	2,254,686	14,660	3.11%	2,382,756	14,543	3.20%
Commercial finance loans	299,676	3,813	5.10%	227,160	2,792	4.93%
Consumer finance loans	188,827	3,717	7.89%	129,097	2,072	6.44%
Tax services loans	22,268	—	—%	10,508	—	—%
National lending loans(3)	510,771	7,530	5.91%	366,765	4,864	5.32%
Community banking loans(4)	1,050,126	11,526	4.40%	837,539	9,225	4.42%
Total loans	1,560,897	19,056	4.90%	1,204,304	14,089	4.69%
Total interest-earning assets	$3,872,747	$34,104	3.82%	$3,627,893	$28,861	3.69%
Non-interest-earning assets	367,543			371,685
Total assets	$4,240,290			$3,999,578

Interest-bearing liabilities:
Interest-bearing checking	$98,235	$54	0.22%	$42,447	$45	0.42%
Savings	59,546	10	0.07%	59,081	8	0.05%
Money markets	46,742	28	0.24%	43,479	19	0.18%
Time deposits	60,373	167	1.11%	75,417	139	0.74%
Wholesale deposits	453,885	2,005	1.77%	348,771	828	0.95%
Total interest-bearing deposits	718,781	2,264	1.26%	569,195	1,039	0.73%
Overnight fed funds purchased	402,088	2,041	2.04%	512,154	1,470	1.15%
FHLB advances	—	—	—%	8,923	125	5.61%
Subordinated debentures	73,430	1,102	6.02%	73,290	1,112	6.09%
Other borrowings	36,408	286	3.15%	16,642	172	4.13%
Total borrowings	511,926	3,429	2.69%	611,009	2,879	1.89%
Total interest-bearing liabilities	1,230,707	5,693	1.86%	1,180,204	3,918	1.33%
Non-Interest Bearing Deposits	2,465,750	—	—%	2,295,046	—	—%
Total deposits and interest-bearing liabilities	$3,696,457	$5,693	0.62%	$3,475,250	$3,918	0.45%
Other non-interest bearing liabilities	98,973			99,919
Total liabilities	3,795,430			3,575,169
Shareholders' equity	444,860			424,409
Total liabilities and shareholders' equity	$4,240,290			$3,999,578
Net interest income and net interest rate spread including non-interest bearing deposits		$28,411	3.21%		$24,943	3.24%

Net interest margin			2.94%			2.76%
Tax equivalent effect			0.29%			0.49%
Net interest margin, tax equivalent(5)			3.23%			3.25%
(1) Tax rate used to arrive at the TEY for the three months ended June 30, 2018 was 24.53%.
(2) Tax rate used to arrive at the TEY for the three months ended June 30, 2017 was 35%.
(3) Previously stated Specialty Finance Loans have been renamed as National Lending Loans. National Lending Loans are comprised of loan portfolios that are not generated by the Community Bank.
(4) Previously stated Retail Bank loans have been renamed as Community Banking Loans.
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

Nine Months Ended June 30,	2018			2017
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(2)
Interest-earning assets:
Cash & fed funds sold	$96,496	$1,717	2.38%	$176,336	$1,212	0.92%
Mortgage-backed securities	644,578	11,755	2.44%	745,566	12,345	2.21%
Tax exempt investment securities	1,404,571	26,333	3.32%	1,289,311	23,541	3.76%
Asset-backed securities	131,705	3,522	3.58%	117,901	2,200	2.49%
Other investment securities	77,455	1,662	2.87%	115,188	2,316	2.69%
Total investments	2,258,309	43,272	3.07%	2,267,966	40,402	3.13%
Commercial finance	266,310	9,691	4.87%	202,015	7,220	4.78%
Consumer finance	187,335	10,043	7.17%	92,501	4,627	6.69%
Tax services loans	146,071	833	0.76%	63,796	11	0.02%
National lending loans(3)	599,716	20,567	4.59%	358,312	11,858	4.42%
Community banking loans(4)	1,005,831	32,777	4.36%	799,071	25,682	4.30%
Total loans	1,605,546	53,344	4.44%	1,157,383	37,540	4.34%
Total interest-earning assets	$3,960,351	$98,333	3.61%	$3,601,685	$79,154	3.41%
Non-interest-earning assets	392,873			363,041
Total assets	$4,353,224			$3,964,726

Interest-bearing liabilities:
Interest-bearing checking	$90,055	$155	0.23%	$41,048	$126	0.41%
Savings	57,397	27	0.06%	56,079	23	0.06%
Money markets	47,814	82	0.23%	45,672	61	0.18%
Time deposits	102,636	877	1.14%	102,819	570	0.74%
Wholesale deposits	540,193	5,965	1.48%	561,994	3,381	0.80%
Total interest-bearing deposits	838,095	7,106	1.13%	807,612	4,161	0.69%
Overnight fed funds purchased	315,359	4,244	1.80%	286,212	2,030	0.95%
FHLB advances	91,392	947	1.39%	12,037	388	4.31%
Subordinated debentures	73,394	3,329	6.07%	73,256	3,335	6.09%
Other borrowings	26,343	695	3.53%	15,390	498	4.32%
Total borrowings	506,488	9,215	2.43%	386,895	6,251	2.16%
Total interest-bearing liabilities	1,344,583	16,321	1.62%	1,194,507	10,412	1.17%
Non-Interest Bearing Deposits	2,482,274	—	—%	2,286,266	—	—%
Total deposits and interest-bearing liabilities	$3,826,857	$16,321	0.57%	$3,480,773	$10,412	0.40%
Other non-interest bearing liabilities	85,626			94,842
Total liabilities	3,912,483			3,575,615
Shareholders' equity	440,741			389,111
Total liabilities and shareholders' equity	$4,353,224			$3,964,726
Net interest income and net interest rate spread including non-interest bearing deposits		$82,012	3.04%		$68,742	3.01%

Net interest margin			2.77%			2.55%
Tax equivalent effect			0.29%			0.47%
Net interest margin, tax equivalent(5)			3.06%			3.02%
(1) Tax rate used to arrive at the TEY for the nine months ended June 30, 2018 was 24.53%.
(2) Tax rate used to arrive at the TEY for the nine months ended June 30, 2017 was 35%.
(3) Previously stated Specialty Finance Loans have been renamed as National Lending Loans. National Lending Loans are comprised of loan portfolios that are not generated by the Community Bank.
(4) Previously stated Retail Bank loans have been renamed as Community Banking Loans.
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

Provision for Loan Losses.  The Company recorded a $5.3 million provision for loan losses during the three month period ended June 30, 2018, as compared to a $1.2 million provision for loan losses during the three month period ended June 30, 2017. The provision for loan losses during the three months ended June 30, 2018 was predominantly driven by a $3.0 million provision for loan losses related to the Company's purchased student loan portfolios. The Company expects to recover a substantial portion of the unearned premiums related to the purchased student loan portfolios in the future. However, the Company expects to recognize ongoing provision expense of $0.6 million to $0.8 million per quarter on its purchased student loan portfolios until the recovery is collected, which could be a year or longer. The period over period increase included a $0.8 million increase in tax services provision. Also see Note 3 to the Condensed Consolidated Financial Statements.

For the nine month period ended June 30, 2018, the Company recorded a provision for loan losses of $24.7 million, as compared to a $10.7 million provision for loan losses during the nine month period ended June 30, 2017.

Non-Interest Income.  Non-interest income for the fiscal 2018 third quarter increased by $2.4 million, or 8%, to $33.2 million from $30.8 million for the same period in the prior fiscal year, largely due to an increase in total tax product fee income of $1.6 million, or 29%, and an increase in deposit fee income of $0.9 million, when comparing the current quarter to the same period of the prior fiscal year. Partially offsetting the increases, card fee income decreased $0.2 million, or 1%, to $22.8 million from the same quarter of the prior year.

The increase in total tax product fee income was primarily due to an increase in refund transfer fees of $1.6 million. When comparing pre-tax income for the tax services business, the 2018 fiscal first and third quarters were higher than the same periods of the prior year, while the 2018 fiscal second quarter was lower than the same period of the prior year due to different program and product structures and in part due to payment processing, as anticipated IRS delays flowed into April and shifted some of that revenue into the Company's third quarter. Total fiscal 2018 year-to-date pre-tax income through June 30, 2018 for our tax services business declined approximately $2.9 million, or 6%, compared to the same nine-month period of fiscal 2017. Overall pre-tax income related to the 2018 tax season is still expected to be close to, but less than, the previous year's tax season. As previously disclosed, the Company experienced refund advance margin compression caused largely by an increase in average loan size and change in provider mix, with some partners performing better and others performing below our original expectations. Management views the 2018 overall tax season positively given the loss of a significant tax partner that provided approximately half of the Company's 2017 taxpayer advance loans.

The increase in deposit fee income was related to the transition from card fee income to deposit fee income and growth of certain fees in fiscal year 2018, in each case, from a product in the Company's payments division. This change also contributed to the slight decrease in card fee income. If these particular fees would have remained as card fee income, card fee income would have increased 3% when comparing the fiscal 2018 third quarter to the same period of the prior year.

A reduction in residual fee income related to a wind-down of two of our non-strategic partners also led to the slight decrease in card fee income when comparing the current quarter to the same period of the prior year. When excluding residual fee income, card fee income would have increased 3% when comparing the current quarter to the same period of the prior year. The Company expects growth in card fee income to be moderated by declining residual fee income through fiscal year 2019. The Company expects total 2018 fiscal year card fee income to be between $95 million and $100 million and expects total 2018 fiscal year card fee expense to be between $24 million and $29 million.

Non-interest income for the nine months ended June 30, 2018 was $159.9 million, an increase of $17.6 million, or 12%, from $142.3 million in the same period in the prior fiscal year. This increase was primarily due to increases in total tax product fee income, card fee income, and deposit fee income of $7.2 million, $6.9 million, and $2.5 million, respectively.

Non-Interest Expense.  Non-interest expense increased $6.8 million, or 16%, to $49.1 million for the 2018 fiscal third quarter, compared to the same quarter in 2017. This increase was primarily caused by increases of $2.2 million in compensation and benefits expense, $1.4 million in legal and consulting expense, $1.4 million in other expenses, $1.3 million in card processing expense and $0.7 million in occupancy and equipment, offset in part by a decrease of $0.2 million in amortization expense. The increase in compensation expense was primarily due to increased staffing to support the Company's growing business initiatives in consumer credit, the business to be conducted following the consummation of the Crestmark acquisition, and growth in other business units. Non-interest expense was also impacted by start-up expenses associated with the new national consumer lending initiatives. The integration of EPS Financial and Specialty Consumer Services allowed the Company to gain scale and cost savings in the tax services divisions this fiscal year, and the Company expects to gain further efficiencies during the remainder of fiscal 2018. During the fiscal 2018 third quarter, the Company had $2.4 million of merger and acquisition related expenses.

Non-interest expense for the nine months ended June 30, 2018 increased by $15.7 million, or 11%, to $161.6 million compared to the same period in the prior fiscal year. Compensation and benefits expense increased $12.1 million, or 18%, for the 2018 nine month period, versus the same period last year due primarily to a 15% increase in overall staffing and synergy severance costs in the Company's tax divisions. Also contributing to the increase period over period were increases in legal and consulting expense of $2.8 million, card processing expense of $2.4 million, other expense of $2.5 million, and occupancy and equipment expense of $1.9 million. These increases were partially offset by decreases in intangible amortization expense of $4.4 million and tax advance product expense of $1.5 million.

Income Tax. Income tax expense for the fiscal 2018 third quarter was $0.5 million, resulting in an effective tax rate of 6.5%, compared to $2.5 million, or an effective tax rate of 20.5%, for the 2017 fiscal third quarter. The income tax expense and effective tax rate decreased primarily due to decreased annual projected earnings for fiscal 2018 from the prior quarter projection and the corresponding adjustment for the prior quarters made in the third quarter of fiscal 2018. Also, contributing to the decrease in income tax expense were the provisions of the Tax Act, which lowered Meta’s statutory federal corporate tax rate from 35% in fiscal year 2017 to 24.53% in fiscal year 2018, and reduced earnings before tax in the third quarter of fiscal year 2018. For the first nine months of fiscal year 2018, the effective tax rate was 22.9%.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, derived principally through its Payments divisions, and to a lesser extent through its Community Banking division borrowings, principal and interest payments on loans and mortgage-backed securities, and maturing investment securities. In addition, the Company utilizes wholesale deposit sources to provide temporary funding when necessary or when favorable terms are available. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are influenced by the level of interest rates, general economic conditions and competition. The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At June 30, 2018, the Company had commitments to originate and purchase loans and unused lines of credit totaling $282.8 million.  The Company believes that loan repayments and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined). At June 30, 2018, both the Bank and the Company exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements.  The Company and the Bank took the accumulated other comprehensive income (“AOCI”) opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.

The tables below include certain non-GAAP financial measures that are used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies.  Management reviews these measures along with other measures of capital as part of its financial analysis.

				Minimum
				Requirement to Be
			Minimum	Well Capitalized
			Requirement For	Under Prompt
			Capital Adequacy	Corrective Action
At June 30, 2018	Company	Bank	Purposes	Provisions

Tier 1 leverage ratio	8.29%	10.16%	4.00%	5.00%
Common equity Tier 1 capital ratio	13.92	17.57	4.50	6.50
Tier 1 capital ratio	14.35	17.57	6.00	8.00
Total qualifying capital ratio	18.37	18.50	8.00	10.00

The following table provides certain non-GAAP financial measures used to compute certain of the ratios included in the table above, as well as a reconciliation of such non-GAAP financial measures to the most directly comparable financial measure in accordance with GAAP:

Standardized Approach (1) June 30, 2018
(Dollars in Thousands)

Total equity	$443,913
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	94,781
LESS: Certain other intangible assets	46,098
LESS: Net unrealized gains (losses) on available-for-sale securities	(28,601)
Common Equity Tier 1 (1)	331,635
Long-term debt and other instruments qualifying as Tier 1	10,310
Total Tier 1 capital	341,945
Allowance for loan losses	22,151
Subordinated debentures (net of issuance costs)	73,442
Total qualifying capital	437,538
(1) Capital ratios were determined using the Basel III capital rules that became effective on January 1, 2015. Basel III revised the definition of capital, increased minimum capital ratios, and introduced a minimum common equity tier 1 capital ratio; those changes are being fully phased in through the end of 2021.

The following table provides a reconciliation of tangible common equity used in calculating tangible book value data to Total Stockholders' Equity at June 30, 2018.

June 30, 2018
(Dollars in Thousands)
Total Stockholders' Equity	$443,913
LESS: Goodwill	98,723
LESS: Intangible assets	46,098
Tangible common equity	299,092
LESS: AOCI	(28,601)
Tangible common equity excluding AOCI	327,693

Due to the predictable, quarterly cyclicality of non-interest bearing deposits in conjunction with tax season business activity, management believes that a six-month capital calculation is a useful metric to monitor the Company’s overall capital management process. As such, the Bank’s six-month average Tier 1 leverage ratio, Common Equity Tier 1 capital ratio, Tier 1 capital ratio, and Total qualifying capital ratio as of June 30, 2018 were 9.64%, 16.53%, 16.53%, and 17.40%, respectively.
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

CONTRACTUAL OBLIGATIONS

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations" in the Company’s Annual Report on Form 10-K for its fiscal year ended September 30, 2017 for a summary of our contractual obligations as of September 30, 2017. There were no material changes outside the ordinary course of our business in contractual obligations from September 30, 2017 through June 30, 2018.

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

For discussion of the Company’s off-balance sheet financing arrangements as of June 30, 2018, see Note 6 to our consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q. Depending on the extent to which the commitments or contingencies described in Note 6 occur, the effect on the Company’s capital and net income could be significant.

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

The Company was within Board policy limits for all rate scenarios using the snapshot as of June 30, 2018 as required by regulation.  The table below shows the results of the scenarios as of June 30, 2018:

Net Sensitive Earnings at Risk

Net Sensitive Earnings at Risk
Balances as of June 30, 2018	Standard (Parallel Shift) Year 1
	Net Interest Income at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-5.8%	3.6%	6.7%	9.6%	12.5%
Board Policy Limits	-8.0%	-8.0%	-10.0%	-15.0%	-20.0%

The EAR analysis reported at June 30, 2018, shows that in all rising rate scenarios, more assets than liabilities would reprice over the modeled one-year period.

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
For management to better understand the IRR position of the Bank, an alternative IRR analysis was completed whereby all June 30, 2018 values were utilized with the exception of overnight borrowings, non-interest bearing deposits, brokered deposits, cash due from banks, non-earning assets, and non-paying liabilities. To diminish potential issues documented above, quarterly average balances were utilized for overnight borrowings, non-interest-bearing deposits, brokered deposits and cash due from banks. Non-earning assets and non-paying liabilities were used to balance the balance sheet. Management believes this view on IRR, while still subject to some yearly cyclicality, typically portrays the Bank's IRR position more accurately.

The Company was within policy limits as of June 30, 2018 in all scenarios utilizing the alternative IRR scenario run.  The table below highlights those results:
Alternative Net Sensitive Earnings at Risk

Net Sensitive Earnings at Risk
Alternative IRR Results	Standard (Parallel Shift) Year 1
	Net Interest Income at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-4.1%	1.9%	3.2%	4.3%	5.4%
Board Policy Limits	-8.0%	-8.0%	-10.0%	-15.0%	-20.0%
The alternative EAR analysis reported at June 30, 2018 shows that in all rising rate scenarios, more assets than liabilities would reprice over the modeled one-year period.

Net Sensitive Earnings at Risk as of June 30, 2018

Balances as of June 30, 2018
			Change in Interest Income/Expense for a given change in interest rates
			Over / (Under) Base Case Parallel Shift
Basis Point Change Scenario	Book Value (in $000's)	% of Total	-100	Base	+100	+200	+300	+400
Total Loans	1,596,050	42.4%	75,993	81,878	87,628	93,346	98,958	104,794
Total Investments (non-TEY) and other Earning Assets	2,164,008	57.6%	55,098	61,807	66,189	69,887	73,429	76,758
Total Interest-Sensitive Income	3,760,057	100.0%	131,092	143,684	153,816	163,233	172,388	181,552
Total Interest-Bearing Deposits	883,649	96.8%	8,489	13,266	18,400	23,534	28,669	33,803
Total Borrowings	29,117	3.2%	455	749	1,044	1,338	1,633	1,928
Total Interest-Sensitive Expense	912,766	100.0%	8,944	14,015	19,444	24,873	30,302	35,731

Alternative Net Sensitive Earnings at Risk

Alternative IRR Results
			Change in Interest Income/Expense for a given change in interest rates
			Over / (Under) Base Case Parallel Shift
Basis Point Change Scenario	Book Value (in $000's)	% of Total	-100	Base	+100	+200	+300	+400
Total Loans	1,727,668	43.6%	76,132	82,111	87,956	93,769	99,476	105,407
Total Investments (non-TEY) and other Earning Assets	2,235,543	56.4%	56,128	63,540	68,624	73,024	77,268	81,312
Total Interest-Sensitive Income	3,963,212	100.0%	132,260	145,651	156,580	166,793	176,744	186,718
Total Interest-Bearing Deposits	742,521	63.7%	6,917	10,825	15,092	19,358	23,625	27,892
Total Borrowings	423,238	36.3%	4,848	9,138	13,429	17,719	22,013	26,321
Total Interest-Sensitive Expense	1,165,759	100.0%	11,764	19,963	28,520	37,077	45,638	54,213

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
The Company was within Board policy limits for all scenarios. The table below shows the results of the scenarios as of June 30, 2018:

Economic Value Sensitivity as of June 30, 2018

Balances as of June 30, 2018	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-1.0%	-2.6%	-6.6%	-11.5%	-15.3%
Board Policy Limits	-10.0%	-10.0%	-20.0%	-30.0%	-40.0%

The EVE at risk reported at June 30, 2018 shows that as interest rates increase, the economic value of equity position will decrease from the base, primarily due to the degree of the economic value of its base asset size in relation to the economic value of its base liability size. When viewing total asset versus total liability economic value, projected total assets are affected similarly on a percentage basis as compared to projected total liabilities in a rising rate environment.

The Company was within policy limits in all scenarios utilizing the alternative IRR scenario run for management purposes.  The table below highlights those results:

Alternative Economic Value Sensitivity

Alternative IRR Results	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-100	+100	+200	+300	+400
Basis Point Change Scenario	-0.4%	-3.3%	-8.0%	-13.6%	-17.9%
Board Policy Limits	-10.0%	-10.0%	-20.0%	-30.0%	-40.0%

The EVE at risk reported using the alternative methodology used for management purposes shows that if interest rates increase immediately, the economic value of equity position will decrease from the base, partially due to the degree of the economic value of its base asset size in relation to the economic value of its base liabilities size.

Detailed Economic Value Sensitivity

The following table details the economic value sensitivity to changes in market interest rates at June 30, 2018, for loans, investments, deposits, borrowings, and other assets and liabilities (dollars in thousands). The analysis reflects that in all rising rate scenarios, total assets are marginally less sensitive than total liabilities. Asset sensitivity is offset by the non-interest bearing deposits.

Balances as of June 30, 2018
			Change in Economic Value for a given change in interest rates
			Over / (Under) Base Case Parallel Shift
Basis Point Change Scenario	Book Value (in $000's)	% of Total	-100	+100	+200	+300	+400
Total Loans	1,596,050	38.4%	2.0%	-2.0%	-3.9%	-5.8%	-7.6%
Total Investment	2,159,052	52.0%	3.8%	-4.9%	-10.1%	-15.2%	-19.6%
Other Assets	400,146	9.6%	0.0%	0.0%	0.0%	0.0%	0.0%
Assets	4,155,247	100.0%	2.7%	-3.3%	-6.7%	-10.1%	-13.0%
Interest Bearing Deposits	883,649	24.4%	1.1%	-1.1%	-2.1%	-3.0%	-3.9%
Non-Interest Bearing Deposits	2,638,762	72.8%	5.2%	-4.7%	-8.9%	-12.7%	-16.2%
Total Borrowings & Other Liabilities	102,492	2.8%	0.0%	0.0%	0.0%	0.0%	0.0%
Liabilities	3,624,903	100.0%	3.9%	-3.5%	-6.8%	-9.7%	-12.3%

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

Alternative IRR Results
			Change in Economic Value for a given change in interest rates
			Over / (Under) Base Case Parallel Shift
Basis Point Change Scenario	Book Value (in $000's)	% of Total	-100	+100	+200	+300	+400
Total Loans	1,727,668	41.6%	1.8%	-1.8%	-3.6%	-5.4%	-7.0%
Total Investment	2,173,407	52.3%	3.8%	-4.9%	-10.0%	-15.1%	-19.4%
Other Assets	254,172	6.1%	0.0%	0.0%	0.0%	0.0%	0.0%
Assets	4,155,247	100.0%	2.7%	-3.3%	-6.7%	-10.1%	-13.0%
Interest Bearing Deposits	742,521	20.5%	1.3%	-1.2%	-2.3%	-3.3%	-4.3%
Non-Interest Bearing Deposits	2,486,865	68.6%	5.2%	-4.7%	-9.0%	-12.8%	-16.3%
Total Borrowings & Other Liabilities	395,518	10.9%	0.0%	0.0%	0.0%	0.0%	0.0%
Liabilities	3,624,904	100.0%	3.7%	-3.3%	-6.3%	-9.1%	-11.6%

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

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this quarterly report.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2018, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

META FINANCIAL GROUP, INC.
PART II - OTHER INFORMATION

FORM 10-Q

Item 1. Legal Proceedings. - See “Legal Proceedings” under Note 6 to the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors. - A description of our risk factors can be found in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. There were no material changes to those risk factors during the nine months ended June 30, 2018, except that the following risk factors are hereby added:

There are risks associated with the transaction with Crestmark and Crestmark Bank.

We recently announced that, on August 1, 2018, we and MetaBank consummated the transactions contemplated by a definitive agreement and plan of merger with Crestmark and its wholly-owned subsidiary, Crestmark Bank, whereby we acquired Crestmark in an all-stock transaction. Following the Crestmark merger, the Company is subject to a number of risks and uncertainties related to the Crestmark merger, including, but not limited to, the following:

•	the businesses may not be combined successfully, or such combination may take longer, be more difficult, time-consuming or costly to accomplish than expected;

•	the risk that the expected growth opportunities, beneficial synergies and/or operating efficiencies from the Crestmark merger may not be fully realized or may take longer to realize than expected;

•	customer losses and business disruption in connection with and following the merger with Crestmark;

•	potential litigation or regulatory actions relating to the Crestmark transaction;

•	the risk that the Company may incur unanticipated or unknown losses or liabilities following completion of the Crestmark merger; and

•	potential adverse effects on the market price of our common stock caused by the sale of such stock held by former Crestmark shareholders following the transaction.

Any of the foregoing risks or similar risks could have an adverse impact on our business. We have also incurred, and will incur, significant expenses associated with the Crestmark merger, including fees of professional advisors and integration costs.
Additional information regarding the risks and uncertainties associated with the Crestmark merger are contained in the registration statement on Form S-4, which includes a joint proxy statement and prospectus, that was filed with the SEC in connection with the Crestmark merger.

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

The Bank purchased two separate student loan portfolios in fiscal year 2017 and the beginning of fiscal year 2018. The first of which portfolios included seasoned loans that were taken by medical school students who enrolled in non-U.S. medical schools and the second included more traditional loans made to higher education students. The servicing of these loans remains with ReliaMax Lending Services, LLC. To the extent there are any issues raised in connection with the origination, transfer or servicing of the loans constituting these portfolios, including the Company's incurrence of direct servicing costs in excess of its estimates, and to the extent any related losses were not deemed to be insured losses pursuant to the surety agreement and other insurance applicable to these loans, such a determination could have a material adverse effect on the Bank and the Company.

As previously disclosed, the Company received written notification from ReliaMax Surety Company ("ReliaMax Surety"), which provided insurance coverage for the Company’s purchased student loan portfolios, on June 18, 2018 informing policy holders that the South Dakota Division of Insurance filed a petition to have ReliaMax Surety declared insolvent and to adopt a plan of liquidation. An Order of Liquidation was entered on June 27, 2018 by the Sixth Circuit Court in Hughes County, South Dakota, declaring ReliaMax Surety insolvent and appointing the South Dakota Division of Insurance as liquidator to adopt a plan of liquidation. As a result of these proceedings, the Company’s purchased student loan portfolios are no longer insured. Accordingly, at June 30, 2018 the Company recorded a $3.0 million provision on the Company’s purchased student loan portfolios, and the Company expects to recognize additional ongoing provision expense on the purchased student loan portfolios until recovery of unearned premiums is collected. The Company cannot provide any assurances whether or to what extent it will be able to recover all or any portion of unearned premiums relating to its purchased student loan portfolios, whether as a result of the ReliaMax Surety liquidation plan, the state insurance guarantee fund or otherwise. If the Company’s recovery of unearned premiums is less than expected (including if the Company does not recover any such amounts at all), the Company may recognize loan losses in the future in excess of its estimates, which may adversely affect the Company’s realized pre-tax yields on its purchased student loan portfolios and may otherwise have a material adverse impact on the Company’s financial condition and results of operations.

Item 6.    Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended

31.1	Section 302 certification of Chief Executive Officer.

31.2	Section 302 certification of Chief Financial Officer.

32.1	Section 906 certification of Chief Executive Officer.

32.2	Section 906 certification of Chief Financial Officer.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

META FINANCIAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

META FINANCIAL GROUP, INC.

Date: August 8, 2018	By:	/s/ J. Tyler Haahr
J. Tyler Haahr, Chairman of the Board
and Chief Executive Officer

Date: August 8, 2018	By:	/s/ Glen W. Herrick
Glen W. Herrick, Executive Vice President
and Chief Financial Officer