Form 10-Q
period 2018-12-31
META FINANCIAL GROUP INC
filed 2019-02-07
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company See the definitions of "large accelerated filer." "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer☒	Accelerated filer☐	Non-accelerated filer☐	Smaller Reporting Company☐
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ YES  ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at February 1, 2019:
Common Stock, $.01 par value	39,419,991 shares
Nonvoting Common Stock, $.01 par value	0 Nonvoting shares

META FINANCIAL GROUP, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

(Dollars in Thousands, Except Share Data(1))	(Unaudited)
ASSETS	December 31, 2018	September 30, 2018
Cash and cash equivalents	$164,169	$99,977
Investment securities available for sale, at fair value	1,340,870	1,484,160
Mortgage-backed securities available for sale, at fair value	354,186	364,065
Investment securities held to maturity, at cost	153,075	163,893
Mortgage-backed securities held to maturity, at cost	7,661	7,850
Loans held for sale	33,560	15,606
Loans and leases	3,329,498	2,944,739
Allowance for loan and lease losses	(21,290)	(13,040)
Federal Home Loan Bank Stock, at cost	15,600	23,400
Accrued interest receivable	22,076	22,016
Premises, furniture, and equipment, net	44,299	40,458
Rental equipment, net	146,815	107,290
Bank-owned life insurance	87,934	87,293
Foreclosed real estate and repossessed assets	31,548	31,638
Goodwill	303,270	303,270
Intangible assets	66,366	70,719
Prepaid assets	31,483	27,906
Deferred taxes	23,607	18,737
Other assets	48,038	35,090

Total assets	$6,182,765	$5,835,067

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Noninterest-bearing checking	$2,739,757	$2,405,274
Interest-bearing checking	128,662	111,587
Savings deposits	52,229	54,765
Money market deposits	54,559	51,995
Time certificates of deposit	170,629	276,180
Wholesale deposits	1,790,611	1,531,186
Total deposits	4,936,447	4,430,987
Short-term debt	231,293	425,759
Long-term debt	88,983	88,963
Accrued interest payable	11,280	7,794
Accrued expenses and other liabilities	144,034	133,838
Total liabilities	5,412,037	5,087,341

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued or outstanding at December 31, 2018 and September 30, 2018, respectively	—	—
Common stock, $.01 par value; 90,000,000 and 90,000,000 shares authorized, 39,494,919 and 39,192,063 shares issued, 39,405,508 and 39,167,280 shares outstanding at December 31, 2018 and September 30, 2018, respectively	394	393
Common stock, Nonvoting, $.01 par value; 3,000,000 shares authorized, no shares issued or outstanding at December 31, 2018 and September 30, 2018, respectively	—	—
Additional paid-in capital	572,156	565,811
Retained earnings	228,453	213,048
Accumulated other comprehensive loss	(29,186)	(33,111)
Treasury stock, at cost, 89,411 and 24,783 common shares at December 31, 2018 and September 30, 2018, respectively	(4,356)	(1,989)
Total equity attributable to parent	767,461	744,152
Noncontrolling interest	3,267	3,574
Total stockholders’ equity	770,728	747,726

Total liabilities and stockholders’ equity	$6,182,765	$5,835,067
See Notes to Condensed Consolidated Financial Statements.
(1)All share and per share data has been adjusted to reflect the 3-for-1 forward stock split effected by the Company on October 4, 2018.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data(1))	Three Months Ended December 31,
	2018	2017
Interest and dividend income:
Loans and leases, including fees	$60,498	$16,443
Mortgage-backed securities	2,698	3,758
Other investments	11,780	10,656
	74,976	30,857
Interest expense:
Deposits	10,596	1,885
FHLB advances and other borrowings	4,108	2,776
	14,704	4,661

Net interest income	60,272	26,196

Provision for loan and lease losses	9,099	1,068

Net interest income after provision for loan and lease losses	51,173	25,128

Noninterest income:
Refund transfer product fees	261	192
Tax advance product fees	1,685	1,947
Card fees	19,351	25,247
Rental income	10,890	—
Loan and lease fees	1,247	1,292
Bank-owned life insurance	642	669
Deposit fees	1,938	848
Loss on sale of securities available-for-sale, net (Includes ($22) and ($1,010) reclassified from accumulated other comprehensive income (loss) for net gains (losses) on available for sale securities for the three months ended December 31, 2018 and 2017, respectively)	(22)	(1,010)
Gain on sale of loans and leases	867	—
Gain (loss) on foreclosed real estate	15	(19)
Other income	877	102
Total noninterest income	37,751	29,268

Noninterest expense:
Compensation and benefits	33,010	22,340
Refund transfer product expense	10	101
Tax advance product expense	452	280
Card processing	7,085	6,540
Occupancy and equipment	6,458	4,890
Operating lease equipment depreciation	7,765	—
Legal and consulting	3,969	2,416
Marketing	539	553
Data processing	437	414
Intangible amortization	4,383	1,681
Other expense	10,187	4,827
Total noninterest expense	74,295	44,042

Income before income tax expense	14,629	10,354

Income tax (benefit) expense (Includes ($5) and ($380) reclassified from accumulated other comprehensive loss for the three months ended December 31, 2018 and 2017, respectively)	(1,691)	5,684

Net income before noncontrolling interest	16,320	4,670
Net income attributable to noncontrolling interest	922	—
Net income attributable to parent	$15,398	$4,670

Earnings per common share
Basic	$0.39	$0.16
Diluted	$0.39	$0.16
See Notes to Condensed Consolidated Financial Statements.
(1)All share and per share data has been adjusted to reflect the 3-for-1 forward stock split effected by the Company on October 4, 2018.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)	Three Months Ended December 31,
	2018	2017
Net income before noncontrolling interest	$16,320	$4,670

Other comprehensive (loss) income:
Change in net unrealized gain (loss) on debt securities	6,171	(7,480)
(Gains) losses realized in net income	22	1,010
	6,193	(6,470)
Unrealized gains (loss) on currency translation	(360)	—
Deferred income tax effect	1,433	(3,086)
Total other comprehensive (loss) income	4,400	(3,384)
Total comprehensive income	20,720	1,286
Total comprehensive income attributable to noncontrolling interest	922	—
Comprehensive income attributable to parent	$19,798	$1,286
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For the Three Months Ended December 31, 2018 and 2017

	Meta Financial Group Stockholders' Equity
(Dollars in Thousands, Except Share and Per Share Data(1))	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance, September 30, 2017	$288	$258,144	$167,164	$9,166	$(266)	$434,496	$—	$434,496
Cash dividends declared on common stock ($0.04 per share)	—	—	(1,256)	—	—	(1,256)	—	(1,256)
Issuance of common shares due to restricted stock	1	—	—	—	—	1	—	1
Issuance of common shares due to ESOP	1	1,605	—	—	—	1,606	—	1,606
Shares repurchased for tax withholdings on stock compensation	—	(314)	—	—	(1,357)	(1,671)	—	(1,671)
Stock compensation	—	3,243	—	—	—	3,243	—	3,243
Total other comprehensive (loss)	—	—	—	(3,384)	—	(3,384)	—	(3,384)
Net income	—	—	4,670	—	—	4,670	—	4,670
Balance, December 31, 2017	$290	$262,678	$170,578	$5,782	$(1,623)	$437,705	$—	$437,705

Balance, September 30, 2018	$393	$565,811	$213,048	$(33,111)	$(1,989)	$744,152	$3,574	$747,726
Adoption of Accounting Standards Update 2014-09, net of income taxes	—	—	1,502	—	—	1,502	—	1,502
Adoption of Accounting Standards Update 2016-01	—	—	475	(475)	—	—	—	—
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,970)	—	—	(1,970)	—	(1,970)
Issuance of common shares due to exercise of stock options	—	54	—	—	—	54	—	54
Issuance of common shares due to restricted stock	2	—	—	—	—	2	—	2
Issuance of common shares due to ESOP	—	2,010	—	—	—	2,010	—	2,010
Shares repurchased for tax withholdings on stock compensation	(1)	1	—	—	(2,367)	(2,367)	—	(2,367)
Stock compensation	—	4,280	—	—	—	4,280	—	4,280
Total other comprehensive income	—	—	—	4,400	—	4,400	—	4,400
Net income	—	—	15,398	—	—	15,398	922	16,320
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(1,229)	(1,229)
Balance, December 31, 2018	$394	$572,156	$228,453	$(29,186)	$(4,356)	$767,461	$3,267	$770,728
See Notes to Condensed Consolidated Financial Statements.
(1)All share and per share data has been adjusted to reflect the 3-for-1 forward stock split effected by the Company on October 4, 2018.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
(Dollars in Thousands)	2018	2017
Cash flows from operating activities:
Net income	$16,320	$4,670
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	14,616	9,561
Stock compensation	4,280	3,243
Provision (recovery):
Loan and lease losses	9,099	1,068
Deferred taxes	(6,787)	6,807
Loans held for sale:
Originations	(7,469)	—
Proceeds from sales	22,611	—
Net change	6,571	—
Fair value adjustment of foreclosed real estate	—	23
Net realized (gain) loss:
Other assets	(24)	(8)
Foreclosed real estate or other assets	(15)	19
Available for sale securities, net	22	1,010
Loans held for sale	(550)	—
Leases receivable and rental equipment	(677)	—
Net change:
Other assets	(18,004)	(1,102)
Accrued interest payable	3,486	1,785
Accrued expenses and other liabilities	9,454	(14,462)
Accrued interest receivable	(60)	(1,709)
Change in bank-owned life insurance value	(641)	(669)
Net cash provided by operating activities	52,232	10,236

Cash flows from investing activities:
Available for sale securities:
Purchases	(51,430)	(105,327)
Proceeds from sales	171,927	65,941
Proceeds from maturities and principal repayments	34,557	35,065
Held to maturity:
Proceeds from maturities and principal repayments	10,423	12,021
Loans and leases:
Purchases	(122,668)	(75,163)
Proceeds from Sales	378	5,916
Net change	(299,400)	(114,827)
Proceeds from sales of foreclosed real estate or other assets	105	122
Federal Home Loan Bank stock:
Purchases	(235,000)	(249,920)
Redemption	242,800	253,600
Rental Equipment:
Purchases	(46,153)	—
Proceeds from Sales	1,466	—
Net change	(611)
Premises and equipment:
Purchases	(5,729)	(2,593)
Proceeds from Sales	19	—
Net cash (used in) investing activities	(299,316)	(175,165)

Cash flows from financing activities:
Net change:
Checking, savings, and money market deposits	353,642	341,407
Time deposits	(105,632)	4,583
Wholesale deposits	259,430	(55,769)
FHLB and other borrowings	—	(205,000)
Federal funds	(195,000)	113,000
Securities sold under agreements to repurchase	532	867
Net investment by (distribution to) noncontrolling interests	(1,229)	—
Principal payments:
Other liabilities	(2,847)	—

Capital lease obligations	(16)	(16)
Cash dividends paid	(1,970)	(1,256)
Purchase of shares by ESOP	2,010	1,606
Issuance of restricted stock	2	1
Proceeds from exercise of stock options & issuance of common stock	54	—
Shares repurchased for tax withholdings on stock compensation	(2,367)	(1,671)
Net cash provided by financing activities	311,636	197,752

Effect of exchange rate changes on cash	(360)	—

Net change in cash and cash equivalents	64,192	32,823

Cash and cash equivalents at beginning of year	99,977	1,267,586
Cash and cash equivalents at end of year	$164,169	$1,300,409

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Con't.)

	Three Months Ended December 31,
	2018	2017
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$18,190	$6,446
Income taxes	595	218
Franchise taxes	—	31
Other taxes	49	1

Supplemental schedule of non-cash investing activities:
Loans transferred to held for sale	39,452	—
Securities transferred from held-to-maturity to available-for-sale	—	(306,000)
See Notes to Condensed Consolidated Financial Statements.

NOTE 1. BASIS OF PRESENTATION

The interim unaudited Condensed Consolidated Financial Statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended September 30, 2018 included in Meta Financial Group, Inc.’s (“Meta” or the “Company”) Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on November 29, 2018.  Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements have been omitted.

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three month period ended December 31, 2018 are not necessarily indicative of the results expected for the fiscal year ending September 30, 2019.

All share and per share data reported in this Form 10-Q has been adjusted to reflect the 3-for-1 forward stock split of the Company's common stock effected by the Company on October 4, 2018.

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These changes and reclassifications did not impact previously reported net income or comprehensive income.

Certain amounts in the Recorded Investment table presented in Note 4 to the consolidated financial statements have been restated from what was previously reported as of September 30, 2018 on Form 10-K.

Loan and lease tables have been conformed to be consistent with the Company's updated presentation of its lending portfolio. The new presentation includes expanding the commercial and consumer finance portfolio to present the lending categories that are included in each, presenting the warehouse finance portfolio as its own category, and condensing the community bank loan categories. Warehouse finance loans were previously included in the consumer finance portfolio. All current and prior period numbers are reflective of this new presentation and total loan and lease balances remained unchanged.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED ACCOUNTING STANDARDS UPDATES ("ASU")

Significant accounting policies in effect and disclosed within the Company’s most recent audited consolidated financial statements as of September 30, 2018 remain substantially unchanged with the exception of the policies impacted by the adoption of noted ASUs below.

Revenue Recognition - Effective October 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), subsequent related Updates (collectively, ASU 2014-09), and ASU 2016-04, Liabilities - Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage of Certain Prepaid Stored-Value Products. ASU 2014-09 modifies the guidance used to recognize revenue from contracts with customers for transfers of goods or services and transfers of non-financial assets, unless those contracts are within the scope of other guidance. Upon adoption, the Company recorded a cumulative-effect adjustment that increased retained earnings by $1.5 million, net of tax, due to changes in the timing of recognition of revenue from breakage on unregistered, unused prepaid cards in the Company’s Meta Payment Systems ("MPS") division. Breakage represents the estimated amount that will not be redeemed by the cardholder for goods or services. Previously, the Company recognized breakage revenue predominantly after the month of the card balance expiration. Upon adoption of ASU 2014-09, this revenue is recognized ratably over the life of the prepaid card. Recognition of all other revenue streams was substantially unchanged. The impact of adoption was immaterial to the Company’s operations for the three months ended December 31, 2018. Refer to Note 10. Revenue from Contracts with Customers for additional information.

Financial Instruments - Effective October 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities, and related Updates (collectively, ASU 2016-01). ASU 2016-01 makes revisions to several elements of Subtopic 825-10, including that ASU 2016-01: (1) requires equity investments to be measured at fair value with changes in fair value to be recognized in net income, (2) simplifies the impairment assessment of equity investments without readily determinable fair value, (3) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the consolidated statement of financial condition, (4) requires public business entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes, and (5) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes. Upon adoption, the Company recorded a cumulative-effect adjustment that reclassed $0.5 million, net of tax, from accumulated other comprehensive income to retained earnings, due to the Company's cumulative change in fair value of equity securities with readily determinable fair values previously recognized in accumulated other comprehensive income. The impact of adoption was immaterial to the Company’s operations for the three months ended December 31, 2018. Refer to Note 5. Securities for additional information.

The Company also adopted each of the following ASUs effective October 1, 2018, none of which had a material impact on the Company’s consolidated financial statements.

–	ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

–	ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash

–	ASU 2017-01, Clarifying the Definition of a Business

–	ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

–
ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Non-Financial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Non-Financial Assets

–	ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployees Share-Based Payment Accounting

Refer to the Company’s most recently audited consolidated financial statements for the fiscal year ended September 30, 2018 for additional information on these ASUs and for the latest update on ASUs relevant to the Company and not yet adopted as of December 31, 2018.

NOTE 3. ACQUISITIONS

The Company completed the acquisition of Crestmark Bancorp, Inc. ("Crestmark") and its bank subsidiary, Crestmark Bank, on August 1, 2018 for a purchase price of $295.8 million paid by issuance of 9,919,512 shares of Meta common stock. The transaction included, at fair value, total assets of $1.32 billion, including $1.05 billion of loan and lease receivables held for investment, and $1.12 billion of deposits. The Company recorded provisional goodwill of $204.5 million associated with the acquisition due to expected operational synergies and expanded product lines. There has been no adjustment to or impairment recognized to goodwill during the three months ended December 31, 2018. Refer to the Company’s most recent audited financial statements as of September 30, 2018 included in the Company's Annual Report on Form 10-K for its fiscal year ended September 30, 2018 for additional information on the Crestmark acquisition. There were no business combinations pending as of December 31, 2018.

NOTE 4. LOANS AND LEASES, NET
Loan and lease tables have been conformed to be consistent with the Company's updated categorization of its lending portfolio between National Lending and Community Banking.
Loans and leases at December 31, 2018 and September 30, 2018 were as follows:

	December 31, 2018	September 30, 2018
National Lending	(Dollars in Thousands)
Asset based lending	$554,072	$477,917
Factoring	284,912	284,221
Lease financing	290,889	265,315
Insurance premium finance	330,712	337,877
SBA/USDA	67,893	59,374
Other commercial finance	89,402	85,145
Commercial finance	1,617,880	1,509,849
Consumer credit products	96,144	80,605
Other consumer finance	182,510	189,756
Consumer finance(1)	278,654	270,361
Tax services	76,575	1,073
Warehouse finance(1)	176,134	65,000
Total National Lending	2,149,243	1,846,283
Community Banking
Commercial real estate and operating	863,753	790,890
Consumer one-to-four family real estate and other	256,341	247,318
Agricultural real estate and operating	58,971	60,498
Total Community Banking	1,179,065	1,098,706
Total gross loans and leases	3,328,308	2,944,989

Allowance for loan and lease losses	(21,290)	(13,040)
Net deferred loan origination fees (costs)	1,190	(250)
Total loans and leases, net(2)	$3,308,208	$2,931,699
(1) Warehouse finance loans are presented in their own line. Previously these balances were included with consumer finance loans. Prior period balances have also been adjusted to reflect this change.
(2) As of December 31, 2018, the remaining balance of acquired loans and leases from the Crestmark acquisition was $889.0 million and the remaining balances of the credit and interest rate mark discounts related to the acquired loans and leases were $10.1 million and $4.8 million, respectively. On August 1, 2018, the Company acquired loans and leases from the Crestmark acquisition totaling $1.06 billion and recorded related credit and interest rate mark discounts of $12.3 million and $6.0 million, respectively.

During the three months ended December 31, 2018, the Company transferred $39.5 million of consumer credit product loans to held for sale and originated $7.5 million of SBA/USDA loans as held for sale. The Company sold held for sale loans resulting in proceeds of $22.6 million and gains on sale of $0.6 million during the three months ended December 31, 2018. During the three months ended December 31, 2017, the Company did not designate any loans as held for sale or sell any held for sale loans.

During the three months ended December 31, 2018 and December 31, 2017, the Company purchased loans totaling $122.7 million and $75.2 million, respectively. During the three months ended December 31, 2018 and December 31, 2017, the Company sold loans totaling $0.4 million and $5.9 million, respectively.

The net investment in direct financing and sales-type leases is comprised of the following as of December 31, 2018 and September 30, 2018.

	December 31, 2018	September 30, 2018
	(Dollars in Thousands)
Minimum lease payments receivable	$330,273	$301,835
Estimated residual value of leased equipment	12,460	12,406
Unamortized initial direct costs	(9)	(3)
Premium on acquired leases	16	26
Unearned income	(51,851)	(48,949)
Net investment in direct financing and sales-type leases	$290,889	$265,315
Future minimum lease payments receivable on noncancelable direct financing and sales-type leases were as follows as of December 31, 2018.

As of December 31, 2018
(Dollars in thousands)
2019	$92,158
2020	96,326
2021	73,057
2022	43,861
2023	21,037
2024 and thereafter	3,834
Total	$330,273
The Company did not record any contingent rental income from sales-type and direct financing leases in the three months ended December 31, 2018.

Activity in the allowance for loan and lease losses and balances of loans and leases by portfolio segment for each of the three months ended December 31, 2018 and 2017 was as follows:

Allowance for loan and lease losses:	Beginning balance	Provision (recovery) for loan and lease losses	Charge-offs	Recoveries	Ending balance
Three Months Ended December 31, 2018	(Dollars in Thousands)
National Lending
Asset based lending	$107	$2,164	$(262)	$56	$2,065
Factoring	64	1,223	(250)	26	1,062
Lease financing	59	(130)	(418)	1,572	1,084
Insurance premium finance	1,031	93	(208)	56	972
SBA/USDA	13	240	—	—	253
Other commercial finance	28	263	—	—	291
Commercial finance	1,302	3,853	(1,138)	1,710	5,727
Consumer credit products	785	366	—	—	1,151
Other consumer finance	2,820	3,023	(1,624)	3	4,222
Consumer finance	3,605	3,389	(1,624)	3	5,373
Tax services	—	1,496	(42)	92	1,546
Warehouse finance	65	111	—	—	176
Total National Lending	4,972	8,849	(2,804)	1,805	12,822
Community Banking			(2,804)
Commercial real estate and operating	6,220	350	—	—	6,570
Consumer one-to-four family real estate and other	632	87	—	—	719
Agricultural real estate and operating	1,216	(187)	—	150	1,179
Total Community Banking	8,068	250	—	150	8,468
Total	$13,040	$9,099	$(2,804)	$1,955	$21,290

Allowance for loan and lease losses:	Beginning balance	Provision (recovery) for loan and lease losses	Charge-offs	Recoveries	Ending balance
Three Months Ended December 31, 2017	(Dollars in Thousands)
National Lending
Insurance premium finance	$796	$51	$(129)	$7	$725
Other commercial finance	4	—	—	—	4
Commercial finance	800	51	(129)	7	729
Tax services	5	1,017	—	413	1,435
Total National Lending	805	1,068	(129)	420	2,164
Community Banking
Commercial real estate and operating	2,820	329	—	—	3,149
Consumer one-to-four family real estate and other	809	(113)	(31)	—	665
Agricultural real estate and operating	2,574	(590)	—	—	1,984
Unallocated	526	374	—	—	900
Total Community Banking	6,729	—	(31)	—	6,698
Total	$7,534	$1,068	$(160)	$420	$8,862

	Allowance			Loans and Leases
Recorded Investment	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total
As of December 31, 2018	(Dollars in Thousands)
National Lending
Asset based lending	$—	$2,065	$2,065	$2,371	$551,701	$554,072
Factoring	134	928	1,062	1,680	283,232	284,912
Lease financing	—	1,084	1,084	5,000	285,889	290,889
Insurance premium finance	—	972	972	—	330,712	330,712
SBA/USDA	—	253	253	—	67,893	67,893
Other commercial finance	—	291	291	—	89,402	89,402
Commercial finance	134	5,593	5,727	9,051	1,608,829	1,617,880
Consumer credit products	—	1,151	1,151	—	96,144	96,144
Other consumer finance	—	4,222	4,222	—	182,510	182,510
Consumer finance	—	5,373	5,373	—	278,654	278,654
Tax services	—	1,546	1,546	—	76,575	76,575
Warehouse finance	—	176	176	—	176,134	176,134
Total National Lending	134	12,688	12,822	9,051	2,140,192	2,149,243
Community Banking
Commercial real estate and operating	—	6,570	6,570	402	863,351	863,753
Consumer one-to-four family real estate and other	—	719	719	138	256,203	256,341
Agricultural real estate and operating	—	1,179	1,179	1,511	57,460	58,971
Total Community Banking	—	8,468	8,468	2,051	1,177,014	1,179,065
Total	$134	$21,156	$21,290	$11,102	$3,317,206	$3,328,308

	Allowance			Loans and Leases
Recorded Investment	Ending balance: individually evaluated for impairment(1)	Ending balance: collectively evaluated for impairment(1)	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total
As of September 30, 2018	(Dollars in Thousands)
National Lending
Asset based lending	$—	$107	$107	$1,404	$476,513	$477,917
Factoring	—	64	64	3,331	280,890	284,221
Lease financing	—	59	59	8,877	256,438	265,315
Insurance premium finance	—	1,031	1,031	—	337,877	337,877
SBA/USDA	—	13	13	—	59,374	59,374
Other commercial finance	—	28	28	—	85,145	85,145
Commercial finance	—	1,302	1,302	13,612	1,496,237	1,509,849
Consumer credit products	—	785	785	—	80,605	80,605
Other consumer finance	—	2,820	2,820	—	189,756	189,756
Consumer finance	—	3,605	3,605	—	270,361	270,361
Tax services	—	—	—	—	1,073	1,073
Warehouse finance	—	65	65	—	65,000	65,000
Total National Lending	—	4,972	4,972	13,612	1,832,671	1,846,283
Community Banking
Commercial real estate and operating	—	6,220	6,220	451	790,439	790,890
Consumer one-to-four family real estate and other	—	632	632	94	247,224	247,318
Agricultural real estate and operating	—	1,216	1,216	1,454	59,044	60,498
Total Community Banking	—	8,068	8,068	1,999	1,096,707	1,098,706
Total	$—	$13,040	$13,040	$15,611	$2,929,378	$2,944,989
(1) Balances have been restated from what was previously reported as of September 30, 2018 on the Company's Annual Report on Form 10-K for its fiscal year ended September 30, 2018.

Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the Bank's primary regulator, the Office of the Comptroller of the Currency (the “OCC”), to be of lesser quality as “substandard,” “doubtful” or “loss.”  The loan and lease classification and risk rating definitions are as follows:

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

The Company recognizes that concentrations of credit may naturally occur and may take the form of a large volume of related loans and leases to an individual, a specific industry, or a geographic location.  Credit concentration is a direct, indirect, or contingent obligation that has a common bond where the aggregate exposure equals or exceeds a certain percentage of the Company’s Tier 1 Capital plus the Allowance for Loan and Lease Losses.

The asset classification of loans and leases at December 31, 2018 and September 30, 2018 were as follows:

Asset Classification	Pass	Watch	Special Mention	Substandard	Total
December 31, 2018	(Dollars in Thousands)
National Lending
Asset based lending	$498,694	$—	$53,007	$2,371	$554,072
Factoring	244,992	—	38,240	1,680	284,912
Lease financing	284,239	—	1,650	5,000	290,889
Insurance premium finance	329,131	—	1,581	—	330,712
SBA/USDA	53,539	—	14,354	—	67,893
Other commercial finance	89,049	—	353	—	89,402
Commercial finance	1,499,644	—	109,185	9,051	1,617,880
Consumer credit products	96,144	—	—	—	96,144
Other consumer finance	182,510	—	—	—	182,510
Consumer finance	278,654	—	—	—	278,654
Tax services	76,575	—	—	—	76,575
Warehouse finance	176,134	—	—	—	176,134
Total National Lending	2,031,007	—	109,185	9,051	2,149,243
Community Banking
Commercial real estate and operating	848,456	15,297	—	—	863,753
Consumer one-to-four family real estate and other	254,458	1,496	308	79	256,341
Agricultural real estate and operating	40,558	1,590	4,836	11,987	58,971
Total Community Banking	1,143,472	18,383	5,144	12,066	1,179,065
Total loans and leases	$3,174,479	$18,383	$114,329	$21,117	$3,328,308

Asset Classification	Pass	Watch	Special Mention	Substandard	Total
September 30, 2018	(Dollars in Thousands)
National Lending
Asset based lending	$418,635	$—	$57,877	$1,405	$477,917
Factoring	248,246	—	32,644	3,331	284,221
Lease financing	252,487	—	3,951	8,877	265,315
Insurance premium finance	336,296	—	1,581	—	337,877
SBA/USDA	39,093	—	20,281	—	59,374
Other commercial finance	85,145	—	—	—	85,145
Commercial finance	1,379,902	—	116,334	13,613	1,509,849
Consumer credit products	80,605	—	—	—	80,605
Other consumer finance	189,756	—	—	—	189,756
Consumer finance	270,361	—	—	—	270,361
Tax services	1,073	—	—	—	1,073
Warehouse finance	65,000	—	—	—	65,000
Total National Lending	1,716,336	—	116,334	13,613	1,846,283
Community Banking
Commercial real estate and operating	778,445	12,251	194	—	790,890
Consumer one-to-four family real estate and other	246,463	537	239	79	247,318
Agricultural real estate and operating	42,292	2,447	4,872	10,887	60,498
Total Community Banking	1,067,200	15,235	5,305	10,966	1,098,706
Total loans and leases	$2,783,536	$15,235	$121,639	$24,579	$2,944,989

National Lending (Commercial Finance, Consumer Finance, Tax Services and Warehouse Finance)

Commercial Finance
The Company's commercial finance product lines include asset-based lending, factoring, leasing, commercial insurance premium finance, and other commercial finance products offered on a nationwide basis. Asset-based lending and factoring primarily service small businesses that are startups, distressed and/or generally that may not otherwise qualify for traditional bank financing. Leasing focuses on providing equipment finance solutions to mid-market companies. These product offerings supplement the asset generation capacity in our community bank and tax services divisions and enhance the overall yield of our loan and lease portfolio, enabling us to earn attractive risk-adjusted net interest margins.

Asset-Based Lending. Through its Crestmark division, the Bank provides asset-based loans secured by debtors' short-term assets such as inventory, accounts receivable, and work-in-process. Asset-based loans may also be secured by real estate and equipment. The primary sources of repayment are the operating income of the borrower, the collection of the receivables securing the loan, and/or the sale of the inventory securing the loan. Loans are typically revolving lines of credit with terms of one to three years, whereby the Bank withholds a contingency reserve representing the difference between the amount advanced and the fair value of the invoice amount or other collateral value. Credit risk is managed through advance rates appropriate for the collateral, standardized loan policies, established and authorized credit limits, attentive portfolio management and the use of lock box agreements and similar arrangements that result in the Company receiving and controlling the debtors' cash receipts. The Bank also originates collateralized term loans and notes receivable, with terms ranging from three to 25 years.

Factoring. Through its Crestmark division, the Bank provides factoring lending where clients provide detailed inventory, accounts receivable, and work-in-process reports for lending arrangements. The factoring clients are diversified as to industry and geography. With these loans, the Crestmark division withholds a contingency reserve, which is the difference between the fair value of the invoice amount or other collateral value and the amount advanced. This reserve is withheld for nonpayment of factored receivables, service fees and other adjustments. Credit risk is managed through standardized advance policies, established and authorized credit limits, verification of receivables, attentive portfolio management and the use of lock box agreements and similar arrangements that result in the Company receiving and controlling the client's cash receipts. In addition, clients generally guarantee the payment of purchased accounts receivable.

Lease Financing. Through its Crestmark division, the Bank provides creative, flexible lease solutions for technology, capital equipment and select transportation assets like tractors and trailers. Direct financing leases and sales-type leases substantially transfer the benefits and risks of equipment ownership to the lessee.  The lease may contain provisions that transfer ownership to the lessee at the end of the initial term, contain a bargain purchase option or allow for purchase of the equipment at fair market value.  Residual values are estimated at the inception of the lease.  Lease maturities are generally no greater than 84 months. The focus in this lease financing category is to support middle market companies by providing a variety of financing products to help them meet their business objectives.

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

Small Business Administration ("SBA") and United States Department of Agriculture ("USDA"). The Bank originates loans through programs partially guaranteed by the SBA or USDA. These loans are made to small businesses and professionals with what the Bank believes are lower risk characteristics.

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

Consumer Finance
Consumer Credit Products. Through the acquisition of Specialty Consumer Services, the Bank acquired a platform that provides a total solution for marketplace lending, including underwriting and loan management in the direct-to-consumer credit business. The acquired platform allows the Bank to provide innovative lending solutions through consumer credit products. The Company designs and structures its credit programs in an effort to insulate the Company from program losses and to potentially increase the liquidity attributes of such lending programs' marketability to potential bank or other purchasers. While each program is different, all contain one or more types of credit enhancements, loss protections, or trigger events. When determining the applicable program enhancement, generally, the Company uses proprietary data provided by the Company’s partner, with respect to such program, supplemented with public data to design and shape appropriate loss curves, as well as implement stresses significantly higher than base to provide protection in changing credit cycles. Credit enhancements are typically built through holding excess program interest and fees in a reserve account to pay program credit losses. Cash flow waterfall positioning allows for losses and Company program principal and interest to be paid, under certain circumstances, before servicing or other program expenses. Trigger events allow programs and originations to be suspended if certain vintage loss limits, during a specific period of time, are triggered or if cumulative loss percentages are triggered. These triggers are designed to allow the Company to address potential issues quickly. Other trigger events in certain programs provide for excess credit or reserve enhancements, which could be beyond excess interest amounts, if certain loss triggers are breached. The Bank applies a reserve for loan losses of approximately 1% on outstanding loan balances within each of the consumer credit product programs.

Through December 31, 2018, the Bank has launched two consumer credit programs. During the second quarter of fiscal 2018, the Bank entered into a three-year program agreement with Liberty Lending, LLC ("Liberty Lending") whereby the Bank provides personal loans to Liberty Lending customers. The Bank and Liberty Lending market the program jointly through a wide variety of marketing channels. The loan products under the agreement with Liberty Lending are closed-end installment loans ranging from $3,500 to $45,000 in initial principal amount with durations of between 13 and 60 months.

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

Other Consumer Finance. The Bank's purchased student loan portfolios are seasoned, floating rate, private portfolios that are serviced by a third-party servicer. The portfolio purchased during the first quarter of fiscal year 2018 is indexed to one-month LIBOR, while the portfolio purchased in the first quarter of fiscal year 2017 is indexed to three-month LIBOR plus various margins. The Company received written notification on June 18, 2018 from ReliaMax Surety Company ("ReliaMax"), the company that provided insurance coverage for the student loan portfolios, which informed policy holders that the South Dakota Division of Insurance filed a petition to have ReliaMax declared insolvent and to adopt a plan of liquidation. An Order of Liquidation was entered on June 27, 2018 by the Sixth Circuit Court in Hughes County, South Dakota, declaring ReliaMax insolvent and appointing the South Dakota Division of Insurance as liquidator to adopt a plan of liquidation. The Company expects to ultimately recover a portion of the unearned premiums, which could take a year or longer.

Tax Services
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

Warehouse Finance
In fiscal 2018, the Bank entered into a first-out participation agreement in a consumer receivable asset-backed warehouse line of credit, with the Bank holding a senior collateral position enhanced by a subordinate party structure. During the first quarter of fiscal 2019, the Bank entered into two additional first-out participation agreements in asset-backed warehouse lines of credit, including consumer loan receivables and small business loan receivables. The senior collateral position of the Bank is supported by a subordinate party position.

Community Banking

Commercial Real Estate and Operating. The Company engages in commercial and multi-family real estate lending in the community bank's primary market areas and surrounding areas. These loans are secured primarily by apartment buildings, office buildings, and hotels.  Commercial and multi-family real estate loans generally are underwritten with terms not exceeding 20 years, have loan-to-value ratios of up to 80% of the appraised value of the property securing the loan, and are typically secured by guarantees of the borrowers.  The Company has a variety of rate adjustment features and other terms in its commercial and multi-family real estate loan portfolio.  Commercial and multi-family real estate loans provide for a margin over a number of different indices.  In underwriting these loans, the Company analyzes the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the property securing the loan.  Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent appraisers.

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

The Company’s commercial operating lending policy includes credit file documentation and analysis of the borrower’s management ability, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of conditions affecting the borrower.  Analysis of the borrower’s past, present and future cash flows is also an important aspect of the Company’s current credit analysis. Commercial operating loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial operating loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment).  The Company’s commercial operating loans are usually secured by business assets and personal guarantees.  However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Consumer One-to-Four Family Real Estate and Other. One-to-four family real estate loan originations are typically generated by the Company’s marketing efforts, its present customers, walk-in customers and referrals. The Company offers fixed-rate loans and adjustable-rate mortgage ("ARM") loans for both permanent structures and those under construction. The Company’s one-to-four family real estate loan originations are secured primarily by properties located in the community bank's primary market areas and surrounding areas.

The Company originates one-to-four family real estate loans with terms up to a maximum of 30 years and with loan-to-value ratios up to 100% of the lesser of the appraised value of the property securing the loan or the contract price. However, the vast majority of these loans are originated with loan-to-value ratios below 80%. The Company generally requires that private mortgage insurance be obtained in an amount sufficient to reduce the Company’s exposure to at or below the 80% loan‑to‑value level. Due to consumer demand, the Company also offers fixed-rate mortgage loans with terms up to 30 years, which may conform to secondary market standards such as Fannie Mae, Ginnie Mae, and Freddie Mac standards.  The Company typically holds all fixed-rate mortgage loans and does not engage in secondary market sales.  The Company also currently offers five- and ten-year ARM loans.

In underwriting one-to-four family real estate loans, the Company evaluates both the borrower’s ability to make monthly payments and the value of the property securing the loan.  Properties securing real estate loans made by the Company are appraised by independent appraisers approved by the Board of Directors of the Company.  The Company generally requires borrowers to obtain an attorney’s title opinion or title insurance, as well as fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan.  Real estate loans originated by the Company generally contain a “due on sale” clause that allows the Company to declare the unpaid principal balance due and payable upon the sale of the security property.  The Company has not engaged in sub-prime residential mortgage originations.

The Company originates a variety of secured consumer loans, including home equity, home improvement, automobile and boat loans, as well as loans secured by savings deposits in its primary market areas and surrounding areas. Substantially all of the Company’s home equity loans and lines of credit are secured by second mortgages on principal residences.  The Bank will lend amounts that, together with all prior liens, may be up to 90% of the appraised value of the property securing the loan.  Home equity loans and lines of credit generally have maximum terms of five years.

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

Agricultural Real Estate and Operating. The Company originates loans to finance the purchase of farmland, livestock, farm machinery and equipment, seed, fertilizer, and other farm-related products, primarily in its market areas. Agricultural operating loans are originated at either an adjustable- or fixed-rate of interest for up to a one-year term or, in the case of livestock, are due upon sale.  Agricultural real estate loans are frequently originated with adjustable rates of interest.  Generally, such loans provide for a fixed rate of interest for the first five to 10 years, after which the loan will balloon or the interest rate will adjust annually.  These loans generally amortize over a period of 20 to 25 years.  Fixed-rate agricultural real estate loans typically have terms up to 10 years.  Agricultural real estate loans are generally limited to 75% of the value of the property securing the loan.

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

Past due loans and leases at December 31, 2018 and September 30, 2018 were as follows:

	Accruing and Non-accruing Loans and Leases						Non-performing Loans and Leases
Past Due Loans and Leases	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Non-accrual balance	Total
December 31, 2018	(Dollars in Thousands)
National Lending
Asset based lending	$739	$—	$336	$1,075	$552,997	$554,072	$—	$1,007	$1,007
Factoring	—	—	—	—	284,912	284,912	—	307	307
Lease financing	9,685	4,205	5,259	19,149	271,740	290,889	1,335	4,841	6,176
Insurance premium finance	1,579	789	2,796	5,164	325,548	330,712	2,796	—	2,796
SBA/USDA	483	—	—	483	67,410	67,893	—	—	—
Other commercial finance	—	—	—	—	89,402	89,402	—	—	—
Commercial finance	12,486	4,994	8,391	25,871	1,592,009	1,617,880	4,131	6,155	10,286
Consumer credit products	701	369	310	1,380	94,764	96,144	310	—	310
Other consumer finance	2,879	1,497	3,196	7,572	174,938	182,510	3,196	—	3,196
Consumer finance	3,580	1,866	3,506	8,952	269,702	278,654	3,506	—	3,506
Tax services	—	—	—	—	76,575	76,575	—	—	—
Warehouse finance	—	—	—	—	176,134	176,134	—	—	—
Total National Lending	16,066	6,860	11,897	34,823	2,114,420	2,149,243	7,637	6,155	13,792
Community Banking
Commercial real estate and operating	25	—	—	25	863,728	863,753	—	—	—
Consumer one-to-four family real estate and other	67	20	79	166	256,175	256,341	79	—	79
Agricultural real estate and operating	—	—	—	—	58,971	58,971	—	—	—
Total Community Banking	92	20	79	191	1,178,874	1,179,065	79	—	79
Total Loans and Leases	$16,158	$6,880	$11,976	$35,014	$3,293,294	$3,328,308	$7,716	$6,155	$13,871

	Accruing and Non-accruing Loans and Leases						Non-performing Loans and Leases
Past Due Loans and Leases	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Non-accrual balance	Total
September 30, 2018	(Dollars in Thousands)
National Lending
Asset based lending	$1,235	$2,151	$94	$3,480	$474,437	$477,917	$94	$—	$94
Factoring	—	—	—	—	284,221	284,221	—	—	—
Lease financing	16,542	532	2,921	19,995	245,320	265,315	726	2,864	3,590
Insurance premium finance	1,864	1,019	2,981	5,864	332,013	337,877	2,981	—	2,981
SBA/USDA	1,067	—	—	1,067	58,307	59,374	—	—	—
Other commercial finance	—	—	—	—	85,145	85,145	—	—	—
Commercial finance	20,708	3,702	5,996	30,406	1,479,443	1,509,849	3,801	2,864	6,665
Consumer credit products	532	284	147	963	79,642	80,605	147	—	147
Other consumer finance	2,677	1,311	2,237	6,225	183,531	189,756	2,237	—	2,237
Consumer finance	3,209	1,595	2,384	7,188	263,173	270,361	2,384	—	2,384
Tax services	—	—	1,073	1,073	—	1,073	1,073	—	1,073
Warehouse finance	—	—	—	—	65,000	65,000	—	—	—
Total National Lending	23,917	5,297	9,453	38,667	1,807,616	1,846,283	7,258	2,864	10,122
Community Banking
Commercial real estate and operating	—	—	—	—	790,890	790,890	—	—	—
Consumer one-to-four family real estate and other	105	—	79	184	247,134	247,318	79	—	79
Agricultural real estate and operating	—	—	—	—	60,498	60,498	—	—	—
Total Community Banking	105	—	79	184	1,098,522	1,098,706	79	—	79
Total Loans and Leases	$24,022	$5,297	$9,532	$38,851	$2,906,138	$2,944,989	$7,337	$2,864	$10,201

Certain loans and leases 89 days or more past due as to interest or principal continue to accrue because they are (1) well-secured and in the process of collection or (2) one-to-four family real estate loans or consumer loans exempt under regulatory rules from being classified as non-accrual until later delinquency, usually 120 days past due.
When analysis of borrower or lessee operating results and financial condition indicates that underlying cash flows of the borrower’s business are not adequate to meet its debt service requirements, the loan or lease is evaluated for impairment.  Often, this is associated with a delay or shortfall in scheduled payments, as described above.

Impaired loans and leases at December 31, 2018 and September 30, 2018 were as follows:

December 31, 2018	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans and leases without a specific valuation allowance	(Dollars in Thousands)
National Lending
Asset based lending	$2,371	$2,871	$—
Factoring	885	1,453	—
Lease financing	5,000	5,000	—
Commercial finance	8,256	9,324	—
Total National Lending	8,256	9,324	—
Community Banking
Commercial real estate and operating	402	402	—
Consumer one-to-four family real estate and other	138	138	—
Agricultural real estate and operating	1,511	1,511	—
Total Community Banking	2,051	2,051	—
Total	$10,307	$11,375	$—
Loans and leases with a specific valuation allowance
National Lending
Factoring	$795	$795	$134
Commercial finance	795	795	134
Total National Lending	795	795	134
Total	$795	$795	$134

September 30, 2018	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans and leases without a specific valuation allowance	(Dollars in Thousands)
National Lending
Asset based lending	$1,325	$1,325	$—
Factoring	1,383	1,713	—
Lease financing	5,491	5,491	—
Commercial finance	8,199	8,529	—
Total National Lending	8,199	8,529	—
Community Banking	405	405	—
Commercial real estate and operating	140	140	—
Consumer one-to-four family real estate and other	1,454	1,454	—
Agricultural real estate and operating	1,999	1,999	—
Total	$10,198	$10,528	$—
Loans and leases with a specific valuation allowance
National Lending
Asset based lending	$79	$79	$22
Factoring	1,948	2,198	49
Lease financing	3,386	3,386	517
Commercial finance	5,413	5,663	588
Total National Lending	5,413	5,663	588
Total	$5,413	$5,413	$588

The following table provides the average recorded investment in impaired loans and leases for the three month periods ended December 31, 2018 and 2017.

	December 31, 2018		December 31, 2017
	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
	(Dollars in Thousands)
National Lending
Asset based lending	$1,726	$79	$—	$—
Factoring	2,780	5	—	—
Lease financing	7,585	10	—	—
Commercial finance	12,091	94	—	—
Total National Lending	12,091	94	—	—
Community Banking
Commercial real estate and operating	404	4	975	5
Consumer one-to-four family real estate and other	139	2	100	2
Agricultural real estate and operating	1,473	25	351	14
Total Community Banking	2,016	31	1,426	21
Total loans and leases	$14,107	$125	$1,426	$21

The Company’s troubled debt restructurings ("TDRs") typically involve forgiving a portion of interest or principal on existing loans, making loans at a rate materially less than current market rates, or extending the term of the loan. There were two community banking loans with an aggregate balance of $0.1 million and one national lending lease with a balance of $0.1 million that was modified in a TDR during the three months ended December 31, 2018, all of which were modified to extend the term of the loan, and no loans modified in a TDR during the three months ended December 31, 2017.

At December 31, 2018, foreclosed and repossessed assets totaled $31.5 million, compared to $31.6 million at September 30, 2018. There were no impairments on or valuation allowances established for any foreclosed and repossess assets at either date. The Company did not have at December 31, 2018 any loans or leases in the process of foreclosure.

NOTE 5. EARNINGS PER COMMON SHARE

Earnings per share is computed after deducting dividends. The Company has granted restricted share awards with dividend rights that are considered to be participating securities. Accordingly, a portion of the Company’s earnings is allocated to those participating securities in the earnings per share calculation. Basic earnings per share is computed by dividing income available to common stockholders after the allocation of dividends and undistributed earnings to the participating securities by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, and is computed after giving consideration to the weighted average dilutive effect of the Company’s stock options and after the allocation of earnings to the participating securities. Antidilutive options are disregarded in earnings per share calculations. The share and per share amounts for fiscal year 2018 have been restated to reflect the 3-for-1 forward stock split of the Company's common stock that was effected by the Company on October 4, 2018.

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted earnings per share for the three months ended December 31, 2018 and 2017 is presented below.

Three Months Ended December 31,	2018	2017
(Dollars in Thousands, Except Share and Per Share Data)
Basic income per common share:
Net income attributable to Meta Financial Group, Inc.	$15,398	$4,670
Weighted average common shares outstanding	39,335,054	28,970,334
Basic income per common share	0.39	0.16

Diluted income per common share:
Net income attributable to Meta Financial Group, Inc.	$15,398	$4,670
Weighted average common shares outstanding	39,335,054	28,970,334
Outstanding options - based upon the two-class method	71,453	168,189
Weighted average diluted common shares outstanding	39,406,507	29,138,523
Diluted income per common share	0.39	0.16

NOTE 6. SECURITIES

On October 1, 2018, the Company adopted ASU 2016-01 on a prospective basis, which redefined the definition of equity securities and required their segregation from available for sale debt securities. While changes in the fair value of debt securities continue to be recorded in the equity category of accumulated other comprehensive income, the new guidance requires that changes in fair value of equity securities with readily determinable fair value be recorded in current earnings. As required by the new guidance, the unrealized gain in fair value on equity securities with readily determinable fair value (recorded in accumulated other comprehensive income at September 30, 2018) was reclassified to retained earnings on October 1, 2018. The amount of the reclassification was $0.5 million, net of tax. Equity securities with readily determinable fair value include mutual funds of $1.8 million at cost and $1.8 million at fair value at December 31, 2018.

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale ("AFS") and held to maturity ("HTM") debt securities at December 31, 2018 and September 30, 2018 are presented below.

At December 31, 2018	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities AFS
Small business administration securities	$94,242	$165	$(351)	$94,056
Obligations of states and political subdivisions	15,023	73	(146)	14,950
Non-bank qualified obligations of states and political subdivisions	970,288	2,787	(28,504)	944,571
Asset-backed securities	287,247	1,261	(1,215)	287,293
Mortgage-backed securities	366,467	157	(12,438)	354,186
Total debt securities AFS	$1,733,267	$4,443	$(42,654)	$1,695,056
Common equities and mutual funds(1)(2)	$3,494	$357	$(14)	$3,837
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at December 31, 2018 and September 30, 2018.
(2) ASU 2016-01 adopted on October 1, 2018, on a prospective basis, removed equity securities from AFS category at December 31, 2018.

At September 30, 2018	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities AFS
Small business administration securities	$45,591	$1	$(1,255)	$44,337
Obligations of states and political subdivisions	17,154	49	(293)	16,910
Non-bank qualified obligations of states and political subdivisions	1,140,884	826	(31,825)	1,109,885
Asset-backed securities	310,700	2,585	(257)	313,028
Mortgage-backed securities	378,301	—	(14,236)	364,065
Total debt securities AFS	$1,892,630	$3,461	$(47,866)	$1,848,225
Common equities and mutual funds(1)	3,172	635	(7)	3,800
Total AFS securities(1)	$1,895,802	$4,096	$(47,873)	$1,852,025
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at December 31, 2018 and September 30, 2018.

Held to Maturity
At December 31, 2018	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Non-bank qualified obligations of states and political subdivisions	$153,075	$—	$(8,820)	$144,255
Mortgage-backed securities	7,661	—	(326)	7,335
Total held to maturity securities	$160,736	$—	$(9,146)	$151,590

At September 30, 2018	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Non-bank qualified obligations of states and political subdivisions	$163,893	$—	$(10,758)	$153,135
Mortgage-backed securities	7,850	—	(422)	7,428
Total held to maturity securities	$171,743	$—	$(11,180)	$160,563

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

For all securities considered temporarily impaired, the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost, which may occur at maturity.  The Company believes it will collect all principal and interest due on all investments with amortized cost in excess of fair value and considered only temporarily impaired.

GAAP requires that, at acquisition, an enterprise classify debt securities into one of three categories: AFS, HTM or trading. AFS securities are carried at fair value on the consolidated statements of financial condition, and unrealized holding gains and losses are excluded from earnings and recognized as a separate component of equity in accumulated other comprehensive income (“AOCI”). HTM debt securities are measured at amortized cost. Both AFS and HTM are subject to review for other-than-temporary impairment. The Company did not have any trading securities at December 31, 2018 or September 30, 2018.

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018 and September 30, 2018, were as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At December 31, 2018	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities AFS
Small business administration securities	$—	$—	$28,318	$(351)	$28,318	$(351)
Obligations of states and political subdivisions	2,089	(6)	7,198	(140)	9,287	(146)
Non-bank qualified obligations of states and political subdivisions	112,208	(2,443)	525,831	(26,061)	638,039	(28,504)
Asset-backed securities	162,550	(1,215)	—	—	162,550	(1,215)
Mortgage-backed securities	4,063	(16)	321,021	(12,422)	325,084	(12,438)
Total debt securities AFS	$280,910	$(3,680)	$882,368	$(38,974)	$1,163,278	$(42,654)
Common equities and mutual funds(1)(2)	2,001	(14)	—	—	2,001	(14)
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at December 31, 2018 and September 30, 2018.
(2) ASU 2016-01 adopted on October 1, 2018, on a prospective basis, removed equity securities from AFS category at December 31, 2018.

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2018	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities AFS
Small Business Administration securities	$43,097	$(1,255)	$—	$—	$43,097	$(1,255)
Obligations of state and political subdivisions	11,036	(279)	881	(14)	11,917	(293)
Non-bank qualified obligations of states and political subdivisions	626,693	(13,539)	358,095	(18,286)	984,788	(31,825)
Asset-backed securities	146,638	(257)	—	—	146,638	(257)
Mortgage-backed securities	121,217	(3,292)	242,849	(10,944)	364,066	(14,236)
Total debt securities AFS	$948,681	$(18,622)	$601,825	$(29,244)	$1,550,506	$(47,866)
Common equities and mutual funds(1)	1,818	(7)	—	—	1,818	(7)
Total debt AFS securities(1)	$950,499	$(18,629)	$601,825	$(29,244)	$1,552,324	$(47,873)
(1)Equity securities at fair value are included within other assets on the consolidated statement of financial condition at December 31, 2018 and September 30, 2018.

Held To Maturity	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At December 31, 2018	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Non-bank qualified obligations of states and political subdivisions	$—	$—	$144,255	$(8,820)	$144,255	$(8,820)
Mortgage-backed securities	—	—	7,335	(326)	7,335	(326)
Total held to maturity securities	$—	$—	$151,590	$(9,146)	$151,590	$(9,146)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2018	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Non-bank qualified obligations of states and political subdivisions	$5,767	$(287)	$147,368	$(10,471)	$153,135	$(10,758)
Mortgage-backed securities	—	—	7,428	(422)	7,428	(422)
Total held to maturity securities	$5,767	$(287)	$154,796	$(10,893)	$160,563	$(11,180)

At December 31, 2018, the investment portfolio included securities with current unrealized losses that have existed for longer than one year.  All of these securities are considered to be acceptable credit risks. Because (i) the declines in fair value were due to changes in market interest rates, not in estimated cash flows, (ii) the Company does not intend or has not made a decision to sell these securities and (iii) it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, which may occur at maturity, no other-than-temporary impairment was recorded at December 31, 2018.

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

Securities at Fair Value	AMORTIZED COST	FAIR VALUE

At December 31, 2018	(Dollars in Thousands)

Due in one year or less	$1,585	$1,581
Due after one year through five years	25,283	25,483
Due after five years through ten years	250,025	251,933
Due after ten years	1,089,907	1,061,873
	1,366,800	1,340,870
Mortgage-backed securities	366,467	354,186
Total securities at fair value	$1,733,267	$1,695,056

	AMORTIZED COST	FAIR VALUE
At September 30, 2018	(Dollars in Thousands)

Due in one year or less	$2,532	$2,529
Due after one year through five years	41,415	41,504
Due after five years through ten years	352,099	350,143
Due after ten years	1,118,283	1,089,984
	1,514,329	1,484,160
Mortgage-backed securities	378,301	364,065
Common equities and mutual funds(1)	3,172	3,800
Total securities at fair value	$1,895,802	$1,852,025
(1)Equity securities at fair value are included within other assets on the consolidated statement of financial condition at December 31, 2018 and September 30, 2018.

Held To Maturity	AMORTIZED COST	FAIR VALUE

At December 31, 2018	(Dollars in Thousands)

Due after ten years	$153,075	$144,255
	153,075	144,255
Mortgage-backed securities	7,661	7,335
Total held to maturity securities at cost	$160,736	$151,590

	AMORTIZED COST	FAIR VALUE
At September 30, 2018	(Dollars in Thousands)
Due after ten years	$163,893	$153,135
	163,893	153,135
Mortgage-backed securities	7,850	7,428
Total held to maturity securities at cost	$171,743	$160,563

Other investments, at cost, which are included in other assets on the consolidated statement of financial condition, include equity securities without a readily determinable fair value and shares of stock in the Federal Home Loan Bank ("FHLB") of Des Moines. Equity securities without a readily determinable fair value totaled $2.0 million at December 31, 2018 and $2.0 million at September 30, 2018, respectively. FHLB of Des Moines stock at December 31, 2018 and September 30, 2018 totaled $15.6 million and $23.4 million, respectively. The decrease in FHLB stock directly correlates with lower short-term borrowings balances at December 31, 2018 compared to September 30, 2018. The Company’s wholly-owned subsidiary, MetaBank, is required by federal law to maintain FHLB stock as a member of FHLB of Des Moines. These equity securities are ‘restricted’ in that they can only be sold back to the respective institution from which they were acquired or another member institution at par. Therefore, FHLB stock is less liquid than other marketable equity securities, and the fair value approximates cost. The Company evaluates impairment for investments held at cost on at least an annual basis based on the ultimate recoverability of the par value. No impairment was recognized for such investments for the three months ended December 31, 2018.

NOTE 7. RENTAL EQUIPMENT, NET
Rental equipment was as follows as of December 31, 2018 and September 30, 2018.

	December 31, 2018	September 30, 2018
	(Dollars in thousands)
Computers and IT networking equipment	$50,122	$55,215
Motor vehicles and other	50,259	45,293
Office furniture and equipment	3,756	3,738
Solar panels and equipment	102,105	65,938
Total	206,242	170,183

Accumulated depreciation	(59,427)	(62,893)
Net book value	$146,815	$107,290
Future minimum lease payments receivable on equipment under operating leases was as follows as of December 31, 2018.

December 31, 2018
(Dollars in thousands)
2019	$22,679
2020	19,444
2021	14,679
2022	9,283
2023	7,808
2024 and thereafter	18,882
Total	$92,775

NOTE 8. STOCK COMPENSATION

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

The following tables show the activity of options and nonvested (restricted) shares granted, exercised, or forfeited under the 2002 Omnibus Incentive Plan for the three months ended December 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Per Share Data (1))
Options outstanding, September 30, 2018	155,961	$8.48	1.78	$2,974
Granted	—	—	—	—
Exercised	(45,132)	8.95	—	742
Forfeited or expired	—	—	—	—
Options outstanding, December 31, 2018	110,829	$8.29	1.67	$1,230

Options exercisable, December 31, 2018	110,829	$8.29	1.67	$1,230

	Number of Shares	Weighted Average Fair Value at Grant
(Dollars in Thousands, Except Per Share Data (1))
Nonvested (restricted) shares outstanding, September 30, 2018	1,005,813	$29.89
Granted	224,102	25.11
Vested	(245,842)	27.29
Forfeited or expired	—	—
Nonvested (restricted) shares outstanding, December 31, 2018	984,073	$29.45
(1) All share and per share data has been adjusted to reflect the 3-for-1 forward stock split effected by the Company on October 4, 2018.

At December 31, 2018, stock-based compensation expense not yet recognized in income totaled $18.3 million, which is expected to be recognized over a weighted average remaining period of 3.11 years.

NOTE 9. INCOME TAXES

The Company recorded an income tax benefit of $1.7 million for the three months ended December 31, 2018, resulting in an effective tax rate of (11.56%), compared to an income tax expense of $5.7 million, or an effective tax rate of 54.90%, for the three months ended December 31, 2017. The Company’s effective tax rate is lower than the U.S. statutory rate of 21% primarily because of the anticipated effect of investment tax credits during fiscal year 2019. The Company’s effective tax rate in the future will depend in part on actual investment tax credits earned as part of its financing of solar energy projects.

The table below compares the income tax expense components for the periods presented.

Three Months Ended December 31,	2018	2017
(Dollars in Thousands)
Provision at statutory rate	$3,072	$2,540
Tax-exempt income	(1,201)	(2,068)
State income taxes	701	718
Interim period effective rate adjustment	5,263	717
Tax credit investments, net - federal	(9,568)	—
Tax Reform rate adjustment	—	3,635
Other, net	42	142
Income tax expense	$(1,691)	$5,684
Effective tax rate	(11.56%)	54.90%

NOTE 10. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank makes various commitments to extend credit that are not reflected in the accompanying Consolidated Financial Statements.

At December 31, 2018 and September 30, 2018, unfunded loan commitments approximated $858.1 million and $748.8 million, respectively, excluding undisbursed portions of loans in process. Commitments, which are disbursed subject to certain limitations, extend over various periods of time.  Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract.

The Company had no commitments to purchase securities at December 31, 2018 and $1.4 million in commitments to purchase securities at September 30, 2018. The Company had no commitments to sell securities at December 31, 2018 or September 30, 2018.

The exposure to credit loss in the event of non-performance by other parties to financial instruments for commitments to extend credit is represented by the contractual amount of those instruments.  The same credit policies and collateral requirements are used in making commitments and conditional obligations as are used for on-balance-sheet instruments. At December 31, 2018 and at September 30, 2018, the Company had an allowance for credit losses on off-balance sheet credit exposures of $0.1 million. This amount is maintained as a separate liability account within other liabilities.
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

The Bank was served on December 24, 2018, with a lawsuit captioned The Ohio Valley Bank Company v. MetaBank dba Refund Advantage, Case No. 18 CV 134 in the Court of Common Pleas, Gallia County, Ohio. This action alleges that MetaBank breached a contract with The Ohio Valley Bank Company by terminating the contract before the term expired, resulting in over $3.0 million in damages. The Bank intends to vigorously defend this claim. An estimate of a range of reasonably possible loss cannot be made at this stage of the litigation because discovery is still being conducted.

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

NOTE 11. REVENUE FROM CONTRACTS WITH CUSTOMERS

On October 1, 2018, the Company adopted ASC 606 on a modified retrospective basis. Prior period amounts have not been adjusted to reflect the adoption of ASC 606 and continue to be reported in accordance with the Company’s historical accounting policies. The impact of the Company’s adoption of ASC 606 was limited to the MPS division within the Payments reporting segment. Upon adoption, Meta recorded a cumulative-effect adjustment that increased retained earnings by $1.5 million, net of tax.

ASC 606 applies to all contracts with customers unless such revenue is specifically addressed under existing guidance. The table below presents the Company’s revenue by operating segment. For additional descriptions of the Company’s operating segments, including additional financial information and the underlying management accounting process, see Note 13. Segment Reporting to the Consolidated Financial Statements.

(Dollars in thousands)	Payments		Banking		Corporate Services/Other		Consolidated Company
Quarter Ended December 31,	2018	2017	2018	2017	2018	2017	2018	2017
Net interest income(1)	$9,400	$4,669	$51,792	$15,597	$(920)	$5,930	$60,272	$26,196
Noninterest income:
Refund transfer product fees	261	192	—	—	—	—	261	192
Tax advance product fees(1)	1,685	1,947	—	—	—	—	1,685	1,947
Card fees	19,273	25,174	78	73	—	—	19,351	25,247
Rental income(1)	—	—	10,890	—	—	—	10,890	—
Loan and lease fees(1)	—	—	1,247	1,292	—	—	1,247	1,292
Bank-owned life insurance(1)	—	—	—	—	642	669	642	669
Deposit fees	1,534	728	404	120	—	—	1,938	848
Loss on sale of securities AFS(1)	—	—	—	—	(22)	(1,010)	(22)	(1,010)
Gain of loans and leases(1)	—	—	867	—	—	—	867	—
Gain (loss) on foreclosed real estate(1)	—	—	15	(19)	—	—	15	(19)
Other income(1)	73	60	768	19	36	23	877	102
Total noninterest income	22,826	28,101	14,269	1,485	656	(318)	37,751	29,268
Revenue	$32,226	$32,770	$66,061	$17,082	$(264)	$5,612	$98,023	$55,464
(1) These revenues are not within scope of ASC 606. Additional details are included in other footnotes to the accompanying financial statements. The scope of ASC 606 explicitly excludes net interest income as well as many other revenues for financial assets and liabilities, including loans, leases, and securities.

Following is a discussion of key revenues within the scope of ASC 606. The Company provides services to customers that have related performance obligations that must be completed to recognize revenue. Revenues are generally recognized immediately upon the completion of the service or over time as services are performed. Any services performed over time generally require that the Company renders services each period, therefore the Company measures progress in completing these services based upon the passage of time. Revenue from contracts with customers did not generate significant contract assets and liabilities.

Refund Transfer Product Fees
Refund transfer fees are specific to the tax products offered by Refund Advantage and EPS. These fees are for products, services such as payment processing, and product referral commissions. Software partner fees paid and/or incurred are recorded on a net basis. The Company’s obligation for product fees and commissions is satisfied at the time of the product delivery and obligation for payment processing is satisfied at the time of processing. The transaction price for such activity is based upon stand-alone fees within the terms and conditions. Receivables related to refund transfer fees, which reflect earned revenue with unconditional rights to payment for product fee income, were $113,935 and $827,039 as of December 31, 2018 and September 30, 2018, respectively. All refund transfer fees are recorded within the Payments reporting segment.

Card Fees
Card fees relate to MPS, retail bank, Refund Advantage and EPS products. These fees are for products and services such as card activation, product support, processing, and servicing. The Company earns these fees based upon the underlying terms and conditions with each cardholder over the contract term. Agreements with the Company’s cardholders are considered daily service contracts as they are not fixed in duration. The Company’s obligation for card activation and product support fees is satisfied at the time of product delivery, while the obligation for processing and servicing is satisfied over the course of each month. The transaction price for such activity is based upon the stand-alone fees within the terms and conditions of the cardholder agreements. Card fee revenue also includes income from sponsorships, associations and networks, and interchange income. Sponsorship income relates to fees charged to the Company’s ATM sponsorship partners, where the obligation is satisfied over the course of each month. Association and network income reflect incentives, performance bonuses and rebates with MasterCard and Visa. The obligation for such income is satisfied at the time when certain thresholds of transaction volume have been met. Interchange income is generated by cardholder activity, and therefore the Company’s obligations are satisfied as activity occurs. The transaction price for such activity is based on underlying rates and activity thresholds within the terms and conditions of the applicable agreements. Card fee revenue also includes breakage revenue. Breakage represents the estimated amount that will not be redeemed by the holder of unregistered, unused prepaid cards for goods or services. Breakage revenue is recognized ratably over the expected customer usage period and is an estimate based on cardholder behavior and breakage rates and is impacted by escheatment laws. Card fees are recorded within the Payments and Banking reporting segments.

Deposit Fees
Fees are earned on depository accounts for commercial and consumer customers and include fees for account services, overdraft services, safety deposit box rentals, and event-driven services (i.e. returned checks, ATM surcharge, card replacement, wire transfers, and stop pays). The Company’s obligation for event-driven services is satisfied at the time of the event when the service is delivered, while its obligation for account services is satisfied over the course of each month. The Company’s obligation for overdraft services is satisfied at the time of overdraft. The transaction price for such activity is based upon stand-alone fees within the terms and conditions of the deposit agreements. Deposit fees are recorded within the Payments and Banking reporting segment.

Principal vs Agent
The Payments reporting segment includes principal/agent relationships. Within this segment, MPS relationships are recorded on a gross basis within the income statement, as Meta is the principal in the contract, with the exception of association/network contracts and partner/processer contracts for prepaid cards, which are recorded on a net basis within the income statement as Meta is the agent in these contracts. Also within this segment, Tax service relationships are recorded on a gross basis within the income statement, as Meta is the principal in the contract, with the exception of contracts with software providers and merchants, which are recorded on a net basis within the income statement as Meta is the agent in these contracts.

NOTE 12. FAIR VALUE MEASUREMENTS

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

Level 2 Inputs - Valuation is based upon (1) quoted prices for similar instruments in active markets, (2) quoted prices for identical or similar instruments in markets that are not active and (3) model-based valuation techniques for which significant assumptions are observable in the market.

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

Debt Securities Available for Sale and Equity Securities.  Debt securities available for sale and equity securities are recorded at fair value on a recurring basis and securities held to maturity are carried at amortized cost.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  For both Level 1 and Level 2 securities, management uses various methods and techniques to corroborate prices obtained from the pricing service, including but not limited to reference to dealer or other market quotes, and by reviewing valuations of comparable instruments.  The Company’s Level 1 securities include equity securities and mutual funds.  Level 2 securities include U.S. Government agency and instrumentality securities, U.S. Government agency and instrumentality mortgage-backed securities, municipal bonds and corporate debt securities.  The Company had no Level 3 securities at December 31, 2018 or September 30, 2018.

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

The following table summarizes the fair values of debt securities available for sale and equity securities at December 31, 2018 and September 30, 2018, as they are measured at fair value on a recurring basis.

	Fair Value At December 31, 2018
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Debt securities AFS
Small business administration securities	$94,056	$—	$94,056	$—
Obligations of states and political subdivisions	14,950	—	14,950	—
Non-bank qualified obligations of states and political subdivisions	944,571	—	944,571	—
Asset-backed securities	287,293	—	287,293	—
Mortgage-backed securities	354,186	—	354,186	—
Total debt securities AFS	1,695,056	—	1,695,056	—
Common equities and mutual funds(1)(2)	$3,837	$3,837	$—	$—
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at December 31, 2018 and September 30, 2018.
(2) ASU 2016-01 adopted on October 1, 2018, on a prospective basis, removed equity securities from AFS category at December 31, 2018.

	Fair Value At September 30, 2018
	Available For Sale
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Debt securities AFS
Small business administration securities	$44,337	$—	$44,337	$—
Obligations of states and political subdivisions	16,910	—	16,910	—
Non-bank qualified obligations of states and political subdivisions	1,109,885	—	1,109,885	—
Asset-backed securities	313,028	—	313,028	—
Mortgage-backed securities	364,065	—	364,065	—
Total debt securities AFS	1,848,225	—	1,848,225	—
Common equities and mutual funds(1)	3,800	3,800	—	—
Total securities	$1,852,025	$3,800	$1,848,225	$—
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at December 31, 2018 and September 30, 2018.

The Company did not transfer any AFS debt securities or equity securities between fair value hierarchy categories at December 31, 2018 or September 30, 2018.

Loans and Leases.  The Company does not record loans and leases at fair value on a recurring basis.  If a loan or lease is identified as individually impaired, management then measures impairment in accordance with ASC 310, Receivables. See Note 4 Loans and Leases, Net for further information.

The following table summarizes the assets of the Company that were measured at fair value in the consolidated statements of financial condition on a non-recurring basis as of December 31, 2018 and September 30, 2018.

	Fair Value At December 31, 2018
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans and Leases, net
Asset Based Lending	$761	$—	$—	$761
Factoring	724	—	—	724
Commercial finance	1,485	—	—	1,485
Total National Lending	1,485	—	—	1,485
Total Impaired Loans and Leases	1,485	—	—	1,485
Foreclosed Assets, net	31,548	—	—	31,548
Total	$33,033	$—	$—	$33,033

	Fair Value At September 30, 2018
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired loans and leases, net
Asset Based Lending	$57	$—	$—	$57
Factoring	1,899	—	—	1,899
Lease Financing	2,869	—	—	2,869
Commercial finance	4,825	—	—	4,825
Total National Lending	4,825	—	—	4,825
Total impaired loans and leases	4,825	—	—	4,825
Foreclosed assets, net	31,638	—	—	31,638
Total	$36,463	$—	$—	$36,463

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at December 31, 2018	Fair Value at September 30, 2018	Valuation Technique	Unobservable Input	Range of Inputs
Impaired loans and leases, net	$1,485	4,825	Market approach	Appraised values (1)	4.00 - 10.00%
Foreclosed Assets, net	$31,548	31,638	Market approach	Appraised values (1)	4.00 - 10.00%

(1)	The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimating selling costs in a range of 4% to 10%.

The following table discloses the Company’s estimated fair value amounts of its financial instruments as of the dates set forth below.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of December 31, 2018 and September 30, 2018, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at December 31, 2018 and September 30, 2018.

	December 31, 2018
(Dollars in Thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$164,169	$164,169	$164,169	$—	$—

Debt securities available for sale	1,695,056	1,695,056	—	1,695,056	—
Debt securities held to maturity	160,736	151,590	—	151,590	—
Equity securities (1)	3,837	3,837	3,837	—	—
Total securities	1,859,629	1,850,483	3,837	1,846,646	—

Loans held for sale	33,560	33,560	—	33,560	—

Loans and leases:
Asset based lending	554,072	541,707	—	—	541,707
Factoring	284,912	281,731	—	—	281,731
Lease financing	290,889	291,205	—	—	291,205
Insurance premium finance	330,712	329,753	—	—	329,753
SBA/USDA	67,893	67,891	—	—	67,891
Other commercial finance	89,402	89,859	—	—	89,859
Commercial finance	1,617,880	1,602,146	—	—	1,602,146
Consumer credit products	96,144	95,310	—	—	95,310
Other consumer finance	182,510	178,616	—	—	178,616
Consumer finance	278,654	273,926	—	—	273,926
Tax services	76,575	76,568	—	—	76,568
Warehouse finance	176,134	173,488	—	—	173,488
Total National Lending	2,149,243	2,126,128	—	—	2,126,128
Commercial real estate and operating	863,753	849,384	—	—	849,384
Consumer one to four family real estate and other	256,341	252,230	—	—	252,230
Agricultural real estate and operating	58,971	56,906	—	—	56,906
Total Community Banking	1,179,065	1,158,520	—	—	1,158,520
Total loans and leases	3,328,308	3,284,648	—	—	3,284,648

Federal Home Loan Bank stock	15,600	15,600	—	15,600	—
Accrued interest receivable	22,076	22,076	22,076	—	—

Financial liabilities
Noninterest-bearing demand deposits	2,739,757	2,739,757	2,739,757	—	—
Interest-bearing demand deposits, savings, and money markets	235,450	235,450	235,450	—	—
Certificates of deposits	170,629	169,397	—	169,397	—
Wholesale non-maturing deposits	146,227	146,227	146,227	—	—
Wholesale certificates of deposits	1,644,384	1,640,910	—	1,640,910	—
Total deposits	4,936,447	4,931,741	3,121,434	1,810,307	—

Advances from Federal Home Loan Bank	—	—	—	—	—
Federal funds purchased	227,000	227,000	227,000	—	—
Securities sold under agreements to repurchase	4,226	4,226	—	4,226	—
Capital leases	1,860	1,860	—	1,860	—
Trust preferred securities	13,662	13,867	—	13,867	—
Subordinated debentures	73,528	75,000	—	75,000	—
Accrued interest payable	11,280	11,280	11,280	—	—
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at December 31, 2018 and September 30, 2018.

	September 30, 2018
(Dollars in Thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$99,977	$99,977	$99,977	$—	$—

Securities available for sale	1,852,025	1,852,025	3,800	1,848,225	—
Securities held to maturity	172,154	160,974	—	160,974	—
Total securities	2,024,179	2,012,999	3,800	2,009,199	—

Loans held for sale	15,606	15,606	—	15,606	—

Loans and leases:
Asset based lending	477,917	477,471	—	—	477,471
Factoring	284,221	283,424	—	—	283,424
Lease financing	265,315	264,679	—	—	264,679
Insurance premium finance	337,877	337,212	—	—	337,212
SBA/USDA	59,374	61,072	—	—	61,072
Other commercial finance	85,145	83,111	—	—	83,111
Commercial finance	1,509,849	1,506,969	—	—	1,506,969
Consumer credit products	80,605	80,633	—	—	80,633
Other consumer finance	189,756	197,320	—	—	197,320
Consumer finance	270,361	277,953	—	—	277,953
Tax services	1,073	1,073	—	—	1,073
Warehouse finance	65,000	64,978	—	—	64,978
Total National Lending	1,846,283	1,850,973	—	—	1,850,973
Commercial real estate and operating	790,890	773,203	—	—	773,203
Consumer one to four family real estate and other	247,318	244,730	—	—	244,730
Agricultural real estate and operating	60,498	58,849	—	—	58,849
Total Community Banking	1,098,706	1,076,782	—	—	1,076,782
Total loans and leases	2,944,989	2,927,755	—	—	2,927,755

Federal Home Loan Bank stock	23,400	23,400	—	23,400	—
Accrued interest receivable	22,016	22,016	22,016	—	—

Financial liabilities
Noninterest-bearing demand deposits	2,405,274	2,405,274	2,405,274	—	—
Interest-bearing demand deposits, savings, and money markets	218,347	218,347	218,347	—	—
Certificates of deposits	276,180	273,800	—	273,800	—
Wholesale non-maturing deposits	94,384	94,384	94,384	—	—
Wholesale certificates of deposits	1,436,802	1,432,146	—	1,432,146	—
Total deposits	4,430,987	4,423,951	2,718,005	1,705,946	—

Advances from Federal Home Loan Bank	—	—	—	—	—
Federal funds purchased	422,000	422,000	422,000	—	—
Securities sold under agreements to repurchase	3,694	3,694	—	3,694	—
Capital leases	1,876	1,876	—	1,876	—
Trust preferred securities	13,661	13,866	—	13,866	—
Subordinated debentures	73,491	75,563	—	75,563	—
Accrued interest payable	7,794	7,794	7,794	—	—

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at December 31, 2018 and September 30, 2018.

CASH AND CASH EQUIVALENTS
The carrying amount of cash and short-term investments is assumed to approximate the fair value.

DEBT SECURITIES AVAILABLE FOR SALE AND EQUITY SECURITIES
Debt securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair values for these investment securities are based on obtaining quoted prices on nationally recognized securities exchanges, or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.

LOANS HELD FOR SALE
The carrying amount of loans held for sale is assumed to approximate the fair value.

LOANS AND LEASES, NET
Upon adoption of ASU 2016-01, the fair value of loans and leases were estimated using an exit price methodology. The exit price estimation of fair value is based on the present value of expected cash flows, which are based on the contractual terms of the loans, adjusted for prepayments and a discount rate based on the relative risk of the cash flows. Other considerations include the loan type, remaining life of the loan and credit risk. In comparison, loan and lease fair values as of September 30, 2018 were estimated on an entrance price methodology, which discounts future cash flows using the then-current rates at which a similar loan would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of non-impaired loans and leases as of December 31, 2018 and September 30, 2018 are not comparable.

FEDERAL HOME LOAN BANK (“FHLB”) STOCK
The fair value of FHLB stock is assumed to approximate book value since the Company is only able to redeem this stock at par value.

ACCRUED INTEREST RECEIVABLE
The carrying amount of accrued interest receivable is assumed to approximate the fair value.

DEPOSITS
The carrying values of noninterest-bearing checking deposits, interest-bearing checking deposits, savings, money markets, and wholesale non-maturing deposits are assumed to approximate fair value since deposits are immediately withdrawable without penalty. The fair value of time certificate deposits and wholesale certificate deposits are estimated using a discounted cash flows calculation that applies the FHLB Des Moines curve to aggregated expected maturities of time deposits. In accordance with ASC 825, Financial Instruments, no value has been assigned to the Company’s long-term relationships with its deposit customers (core value of deposits intangible) since such intangible is not a financial instrument as defined under ASC 825.

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

NOTE 13. SEGMENT REPORTING

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

The following tables present segment data for the Company for the three months ended December 31, 2018 and 2017, respectively.

	Payments	Banking	Corporate Services/Other	Total
Three Months Ended December 31, 2018
Net interest income (loss)	$9,400	$51,792	$(920)	$60,272
Provision for loan and lease losses	1,495	7,604	—	9,099
Noninterest income	22,826	14,269	656	37,751
Noninterest expense	21,362	33,843	19,090	74,295
Income (loss) before income tax expense (benefit)	9,369	24,614	(19,354)	14,629

Total assets	302,368	3,793,647	2,086,750	6,182,765
Total goodwill	87,145	216,125	—	303,270
Total deposits	2,753,702	554,939	1,627,806	4,936,447

	Payments	Banking	Corporate Services/Other	Total
Three Months Ended December 31, 2017
Net interest income	$4,669	$15,597	$5,930	$26,196
Provision for loan losses	1,017	51	—	1,068
Noninterest income	28,101	1,485	(318)	29,268
Noninterest expense	26,934	6,568	10,540	44,042
Income (loss) before income tax expense (benefit)	4,819	10,463	(4,928)	10,354

Total assets	380,442	1,478,693	3,558,828	5,417,963
Total goodwill	87,145	11,578	—	98,723
Total deposits	2,768,736	236,494	508,415	3,513,645

NOTE 14. SUBSEQUENT EVENTS

As previously disclosed, J. Tyler Haahr stepped down as Chief Executive Officer of the Company and MetaBank effective as of October 30, 2018 and assumed the role of Non-Executive Chairman of each of the Boards of Directors of the Company and MetaBank (together, the “Boards”). The Company entered into a Transition and General Release Agreement (the “Transition Agreement”) with Mr. Haahr as of January 16, 2019. The Transition Agreement provided for Mr. Haahr's continued service as Non-Executive Chairman of the Boards and as an employee of the Company and MetaBank until the date of the Company’s Annual Meeting of Stockholders, which was held on January 30, 2019 (the “Annual Meeting”). The Transition Agreement also provided for, among other things, the Company's payment to Mr. Haahr a lump sum payment in cash, accelerated vesting of certain equity awards, and the continued vesting of certain other equity awards, resulting in $6.1 million in compensation expense which the Company will incur in the second quarter of fiscal year 2019. Effective as of the date of the Annual Meeting, Mr. Haahr’s employment with the Company and MetaBank terminated, and he has been deemed to have resigned as a director of the Company and MetaBank and from all other offices and positions with the Company, MetaBank and their affiliates.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

META FINANCIAL GROUP, INC®.
AND SUBSIDIARIES

FORWARD LOOKING STATEMENTS

Meta Financial Group, Inc.®, (“Meta” or “the Company” or “us”) and its wholly-owned subsidiary, MetaBank® (the “Bank” or “MetaBank”), may from time to time make written or oral “forward-looking statements,” including statements contained in this Quarterly Report on Form 10-Q, in the Company's other filings with the Securities and Exchange Commission (“SEC”), in its reports to stockholders, and in other communications by the Company and the Bank, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.
You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” or the negative of those terms, or other words of similar meaning or similar expressions. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements are based on information currently available to us and assumptions about future events, and include statements with respect to the Company’s beliefs, expectations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such risks, uncertainties and other factors may cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Such statements address, among others, the following subjects: future operating results; customer retention; loan and other product demand; important components of the Company's statements of financial condition and operations; growth and expansion; new products and services, such as those offered by MetaBank or the Company's Payments divisions (which include Meta Payment Systems, Refund Advantage, EPS Financial and Specialty Consumer Services); credit quality and adequacy of reserves; technology; and the Company's employees. The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: risks relating to the recently-announced management transition; maintaining our executive management team; the expected growth opportunities, beneficial synergies and/or operating efficiencies from the acquisition of Crestmark Bancorp, Inc. and its wholly-owned subsidiary, Crestmark Bank (the "Crestmark acquisition"), may not be fully realized or may take longer to realize than expected; unanticipated or unknown losses and liabilities may be incurred by the Company following the Crestmark acquisition; actual changes in interest rates and the Fed Funds rate; additional changes in tax laws; the strength of the United States' economy, in general, and the strength of the local economies in which the Company conducts operations; risks relating to the recent U.S. government shutdown and any potential future government shutdown, including any adverse impact on our ability to originate or sell SBA/USDA loans and any delay by the Internal Revenue Service in processing taxpayer refunds, thereby increasing the cost to us of our refund advance loans; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), as well as efforts of the United States Congress and the United States Treasury in conjunction with bank regulatory agencies to stimulate the economy and protect the financial system; inflation, interest rate, market, and monetary fluctuations; the timely and efficient development of, and acceptance of, new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third parties, including, in connection with the Company’s refund advance business, the risk of reduced volume of refund advance loans as a result of reduced customer demand for or acceptance of usage of Meta’s strategic partners’ refund advance products; any actions which may be initiated by our regulators in the future; the impact of changes in financial services laws and regulations, including, but not limited to, laws and regulations relating to the tax refund industry and the insurance premium finance industry; our relationship with our primary regulators, the Office of the Comptroller of the Currency and the Federal Reserve, as well as the Federal Deposit Insurance Corporation, which insures MetaBank’s deposit accounts up to applicable limits; technological changes, including, but not limited to, the protection of electronic files or databases; acquisitions; litigation risk, in general, including, but not limited to, those risks involving MetaBank's divisions; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by MetaBank of its status as a well-capitalized institution, particularly in light of our growing deposit base, a portion of which has been characterized as “brokered;” changes in consumer spending and saving habits; and the success of the Company at maintaining its high quality asset level and managing and collecting assets of borrowers in default should problem assets increase.
The foregoing list of factors is not exclusive.  We caution you not to place undue reliance on these forward-looking statements. The forward-looking statements included in this Quarterly Report speak only as of the date hereof.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  Additional discussions of factors affecting the Company’s business and prospects are included under the caption "Risk Factors" and in other sections of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018 and in other filings made with the SEC.  The Company expressly disclaims any intent or obligation to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company or its subsidiaries, whether as a result of new information, changed circumstances or future events or for any other reason.

GENERAL

The Company, a registered unitary savings and loan holding company, is a Delaware corporation, the principal assets of which are all the issued and outstanding shares of the Bank, a federal savings bank.  Unless the context otherwise requires, references herein to the Company include Meta and the Bank, and all direct or indirect subsidiaries of Meta on a consolidated basis.

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “CASH.”

The following discussion focuses on the consolidated financial condition of the Company at December 31, 2018, compared to September 30, 2018, and the consolidated results of operations for the three months ended December 31, 2018 and 2017.  This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2018 and the related management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

EXECUTIVE SUMMARY

On October 30, 2018, the Company announced that it appointed Brad Hanson, President of Meta Financial Group, MetaBank and Meta Payment Systems, to the additional role of Chief Executive Officer. Hanson also continues to serve on the Meta Board. Mr. Hanson replaces J. Tyler Haahr, who stepped down as Chief Executive Officer. Mr. Haahr remained Chairman of the Board and an employee through the Company’s Annual Meeting of Stockholders, which was held January 30, 2019. Frederick V. Moore, previously Lead Director and Vice Chairman, was appointed to serve as Chairman of the Board effective January 30, 2019.

In January 2019, the Company announced three key elements to its near term plan that management expects will enhance long-term value for shareholders. The three key initiatives within the plan are as follows:

1) Increase the percentage of balance sheet funding from core deposits.

2) Optimize the earning asset mix of the balance sheet.

3) Improve operating efficiencies.

The Company recorded net income of $15.4 million, or $0.39 per diluted share for the quarter ended December 31, 2018 comparing favorably to net income of $4.7 million of $0.16 per diluted share that was recorded during the fiscal 2017 first quarter. Total revenue for the fiscal 2019 first quarter was $98.0 million, compared to $55.5 million for the same quarter in fiscal 2018, an increase of $42.5 million, or 77%. The improvement in revenue and net income was driven primarily by the Company's improved earning asset mix in connection with the acquisition of Crestmark in the fourth quarter of fiscal 2018.

During the first quarter of fiscal 2019, the Company began issuing tax refund transfers, ERO advances and taxpayer advances for the upcoming 2018 income tax season. The balance of tax services loans at December 31, 2018 was $76.6 million and the Company recorded $1.9 million in refund transfer and tax advance product fees.

The Company entered into two new warehouse finance lines of credit during the first quarter of fiscal 2019. With the addition of these two new lines of credit, warehouse finance loans grew to $176.1 million at December 31, 2018. Along with the growth in the warehouse finance portfolio, commercial finance loans and leases increased to $1.62 billion at the end of the 2019 first quarter. Total gross loans and leases totaled $3.33 billion at December 31, 2018.

The growth in loans and leases during the first quarter of fiscal 2019 led to net interest income of $60.3 million and net interest margin tax-equivalent ("NIM, TE") of 4.76%. The net effect of purchase accounting accretion attributable to the Crestmark acquisition contributed 18 basis points to NIM,TE for the first quarter of fiscal 2019. The Company's average assets increased to $5.98 billion during the first quarter of fiscal 2019. Management anticipates that NIM, TE will continue to increase as the loan and lease portfolio continues to grow along with the Company's noninterest-bearing checking deposits.

Noninterest income for the quarter ended December 31, 2018 increased to $37.8 million. Contributing to the increase were increases in rental income, deposit fees, other income, gain on sale of loans and leases and a lower loss on sale of securities. For the quarter ended December 31, 2018, noninterest expense was $74.3 million. The increase in noninterest expense over the prior year fiscal first quarter was primarily due to the addition of the Crestmark division which was not present in the comparable quarter in the prior fiscal year.

The Company affirms its previously stated estimates that, within its consumer credit products portfolio, net cumulative program loan losses would need to be between 15% to 20% for the current prime program and between 25% to 30% for the current non-prime program in order for the 1% allowance for loan losses for its current consumer loan programs not to be adequate.  Expected cumulative net loss rates are estimated to be under 8% for the prime program and under 10% for the non-prime program. Program loss rates are dependent on curvature of the loss curve. A quicker, or steeper curve, may impact these rates. Current curvature is based on historical or like-program statistics. In constructing its contracts with its current partners, the Company instituted the ability to suspend or terminate any new originations if net cumulative loss rates exceed certain levels. These suspension or termination loss rates are set well below the estimated net cumulative loss rate levels which would lead to the inadequacy of the 1% allowance for loan losses.

FINANCIAL CONDITION

At December 31, 2018, the Company’s total assets increased by $347.7 million, or 6%, to $6.18 billion compared to $5.84 billion at September 30, 2018, primarily due to an increase in loans and leases.

Total cash and cash equivalents was $164.2 million at December 31, 2018, an increase of $64.2 million, or 64%, from $100.0 million at September 30, 2018. The increase was primarily the result of the Company's increased balances maintained at other banking institutions. The Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the Federal Reserve Bank.

The total investment portfolio decreased $164.2 million, or 8%, to $1.86 billion at December 31, 2018, compared to $2.02 billion at September 30, 2018, as maturities, sales, and principal pay downs exceeded purchases. The Company’s portfolio of securities customarily consists primarily of MBS, which have expected lives much shorter than the stated final maturity, non-bank qualified obligations of states and political subdivisions (“NBQ”), which mature in approximately 15 years or less, and other tax exempt municipal mortgage related pass through securities which have average lives much shorter than their stated final maturities. All MBS held by the Company at December 31, 2018 were issued by a U.S. Government agency or instrumentality. Of the total MBS, $354.2 million, at fair value, were classified as available for sale, and $7.7 million, at cost, were classified as held to maturity. Of the total investment securities, $1.34 billion, at fair value, were classified as available for sale and $153.1 million, at cost, were classified as held to maturity. During the three month period ended December 31, 2018, the Company purchased $51.4 million of investment securities available for sale and no investment securities held to maturity or MBS securities.

The Company’s portfolio of gross loans and leases increased by $383.3 million, or 13%, to $3.33 billion at December 31, 2018, from $2.94 billion at September 30, 2018.

National lending loans and leases increased $303.0 million, or 16% to $2.15 billion at December 31, 2018 compared to September 30, 2018. Within the national lending portfolios, commercial finance loans and leases increased $108.0 million, warehouse finance portfolio increased $111.1 million, tax services loans increased $75.5 million, and the consumer finance portfolio increased $8.3 million at December 31, 2018 compared to September 30, 2018. Community banking loans grew $80.4 million, or 7%, at December 31, 2018 compared to September 30, 2018, primarily due to growth in commercial real estate loans.

As of December 31, 2018, the remaining balance of acquired loans and leases from the Crestmark acquisition was $889.0 million and the remaining balances of the credit and interest rate mark discounts related to the acquired loans and leases were $10.1 million and $4.8 million, respectively. On August 1, 2018, the Company acquired loans and leases from the Crestmark acquisition totaling $1.06 billion and recorded related credit and interest rate mark discounts of $11.4 million and $5.5 million, respectively.

Through the Bank, the Company owns stock in the FHLB due to the Bank’s membership and participation in this banking system. The FHLB requires a level of stock investment based on a pre-determined formula. The Company’s investment in such stock decreased $7.8 million, or 33%, to $15.6 million at December 31, 2018, from $23.4 million at September 30, 2018. The decrease in FHLB stock directly correlates with lower short-term borrowings balances at December 31, 2018 compared to September 30, 2018.

Total end-of-period deposits increased $505.5 million, or 11%, at December 31, 2018 to $4.94 billion from $4.43 billion at September 30, 2018, primarily related to increases of $334.5 million in noninterest-bearing deposits, $259.4 million in wholesale deposits, and $17.1 million in interest-bearing checking deposits. The increase in total deposits was partially offset by a $105.6 million decrease in certificates of deposit.

The average balance of total deposits and interest-bearing liabilities was $5.10 billion for the three month period ended December 31, 2018, compared to $3.62 billion for the same period of the prior fiscal year. The average balance of noninterest-bearing deposits for the three month period ended December 31, 2018 increased by $161.0 million, or 7%, to $2.49 billion compared to the same period in the prior year.

The Company's total borrowings decreased $194.4 million, or 38%, from $514.7 million at September 30, 2018 to $320.3 million at December 31, 2018, primarily due to a decrease in short-term borrowings. The Company’s short-term borrowings fluctuate on a daily basis due to the nature of a portion of its noninterest-bearing deposit base, primarily related to payroll processing timing with a higher volume of short-term borrowings on Monday and Tuesday, which are typically paid down throughout the week. This predictable fluctuation may be augmented near a month-end by a prefunding of certain programs. The Company also has an available no fee line of credit with JP Morgan of $25.0 million with no funds advanced at December 31, 2018.

At December 31, 2018, the Company’s stockholders’ equity totaled $770.7 million, an increase of $23.0 million, from $747.7 million at September 30, 2018.  The increase was attributable to net earnings, an increase in additional paid-in capital and lower losses in accumulated other comprehensive income, partially offset by a decrease in treasury stock. At December 31, 2018, the Bank continued to exceed all regulatory requirements for classification as a well‑capitalized institution.  See “Liquidity and Capital Resources” for further information.

Non-performing Assets and Allowance for Loan and Lease Losses

Generally, when a loan or lease becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Company will place the loan or lease on a non-accrual status and, as a result, previously accrued interest income on the loan or lease is reversed against current income. The loan or lease will generally remain on a non-accrual status until six months of good payment history has been established or management believes the financial status of the borrower has been significantly restored. Certain relationships in the table below are over 90 days past due and still accruing. The Company considers these relationships as being in the process of collection. Insurance premium finance loans, consumer finance and tax services loans are generally not placed on non-accrual status, but are instead written off when the collection of principal and interest become doubtful.

Loans and leases, or portions thereof, are charged off when collection of principal becomes doubtful. Generally, this is associated with a delay or shortfall in payments of greater than 210 days for insurance premium finance, 180 days for tax and other specialty lending loans, 120 days for consumer credit products and 90 days for other loans. Action is taken to charge off ERO loans if such loans have not been collected by the end of June and taxpayer advance loans if such loans have not been collected by the end of the calendar year. Non-accrual loans and troubled debt restructurings are generally considered impaired.

The Company believes that the level of allowance for loan and lease losses at December 31, 2018 was appropriate and reflected probable losses related to these loans and leases; however, there can be no assurance that all loans and leases will be fully collectible or that the present level of the allowance will be adequate in the future. See “Allowance for Loan and Lease Losses” below.

The table below sets forth the amounts and categories of non-performing assets in the Company’s portfolio as of the dates set forth below. Foreclosed assets include assets acquired in settlement of loans.

	Non-Performing Assets As Of
	December 31, 2018	September 30, 2018
Non-performing loans and leases	(Dollars in Thousands)

Non-accruing loans and leases:
Asset based lending	$1,007	$—
Lease financing	4,841	2,864
Commercial finance	6,155	2,864
Total National Lending	6,155	2,864
Total	6,155	2,864

Accruing loans and leases delinquent 90 days or more:
Asset based lending	—	94
Lease financing	1,335	726
Insurance premium finance	2,796	2,981
Commercial finance	4,131	3,801
Consumer credit products	310	147
Other consumer finance	3,196	2,237
Consumer finance	3,506	2,384
Tax services	—	1,073
Total National Lending	7,637	7,258
Consumer one-to-four family real estate and other	79	79
Total Community Banking	79	79
Total	7,716	7,337

Total non-performing loans and leases	13,871	10,201

Other assets
Foreclosed and repossessed assets:
Commercial finance	1,626	1,626
Consumer one-to-four family real estate and other	—	90
Agricultural real estate and operating	29,922	29,922
Total	31,548	31,638

Total other assets	31,548	31,638

Total non-performing assets	$45,419	$41,839
Total as a percentage of total assets	0.73%	0.72%

At December 31, 2018, non-performing loans and leases totaled $13.9 million, representing 0.42% of total loans and leases, compared to $10.2 million, or 0.35% of total loans and leases at September 30, 2018.

Classified Assets. Federal regulations provide for the classification of loans, leases, and other assets such as debt and equity securities considered by our primary regulator, the OCC, to be of lesser quality as “substandard,” “doubtful” or “loss,” with each such classification dependent on the facts and circumstances surrounding the assets in question. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the Bank will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such minimal value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

On the basis of management’s review of its loans, leases, and other assets, at December 31, 2018, the Company had classified $21.1 million of its assets as substandard and did not classify any assets as doubtful or loss. At September 30, 2018, the Company classified $24.6 million of its assets as substandard and did not classify any assets as doubtful or loss.

Allowance for Loan and Lease Losses. The allowance for loan and lease losses is established through a provision for loan and lease losses based on management’s evaluation of the risk inherent in its loan and lease portfolio and changes in the nature and volume of its loan and lease activity, including those loans and leases that are being specifically monitored by management. Such evaluation, which includes a review of loans and leases for which full collectability may not be reasonably assured, includes consideration of, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan and lease loss experience and other factors that warrant recognition in providing for an appropriate loan and lease loss allowance.

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the appropriateness of its allowance for loan and lease losses. The current economic environment continues to show signs of stability and improvement in the Bank’s markets. The Bank’s average loss rates over the past three years were low relative to industry averages for such years, offset, in the case of fiscal 2016, with a higher agricultural loss rate driven by the charge-off of one relationship. The Bank does not believe it is likely these low loss conditions will continue indefinitely. Each loan and lease segment is evaluated using both historical loss factors as well as other qualitative factors, in order to determine the amount of risk the Company believes exists within that segment.

Management believes that, based on a detailed review of the loan and lease portfolio, historic loan and lease losses, current economic conditions, the size of the loan and lease portfolio and other factors, the level of the allowance for loan and lease losses at December 31, 2018 reflected an appropriate allowance against probable losses from the lending portfolio. Although the Company maintains its allowance for loan and lease losses at a level it considers to be appropriate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan and lease losses will not be required in future periods. In addition, the Company’s determination of the allowance for loan and lease losses is subject to review by the OCC, which can require the establishment of additional general or specific allowances.

At December 31, 2018, the Company had established an allowance for loan and lease losses totaling $21.3 million, compared to $13.0 million at September 30, 2018. The increase in the Company's allowance for loan and lease losses was driven primarily by increases in the allowance of $4.4 million in the commercial finance portfolio, $1.8 million in consumer finance loans, and $1.5 million in tax services loans. Growth in the commercial finance portfolio was largely attributable to the Crestmark division. The increase in consumer finance is related to the Company now taking on all of the risk of the student loan portfolio, while the change in the tax services portfolio was driven by tax loan originations occurring in the first quarter of fiscal year 2019.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within these financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Management has identified its critical accounting policies, which are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations, and include those for the allowance for loan and lease losses, goodwill and identifiable intangible assets. These policies involve complex and subjective decisions and assessments. Some of these estimates may be uncertain at the time they are made, could change from period to period, and could have a material impact on the financial statements. A discussion of the Company’s critical accounting policies and estimates can be found in the Company's Annual Report on Form 10-K for the year ended September 30, 2018. There were no significant changes to these critical accounting policies and estimates during the first three months of fiscal year 2019.

RESULTS OF OPERATIONS

General. The Company recorded net income of $15.4 million, or $0.39 per diluted share, for the three months ended December 31, 2018, compared to net income of $4.7 million, or $0.16 per diluted share, for the three months ended December 31, 2017. Total revenue for the fiscal 2019 first quarter was $98.0 million, compared to $55.5 million for the same quarter in fiscal 2018, an increase of $42.5 million, or 77%. The increase in net income and revenue was primarily due to improvement in net interest income attributable to the acquisition of Crestmark in the fourth quarter of fiscal 2018.

Net Interest Income.  Net interest income for the fiscal 2019 first quarter increased by $34.1 million, or 130%, to $60.3 million from $26.2 million for the same quarter in 2018, primarily due to growth in loan and lease balances and expansion in net interest margin. The quarterly average outstanding balance of loans and leases from all sources as a percentage of interest-earning assets increased from 37% as of the end of the first fiscal quarter of 2018 to 60% as of the end of the first fiscal quarter of 2019.

Net interest margin ("NIM") was 4.60% in the fiscal 2019 first quarter, an increase of 184 basis points from 2.76% in the fiscal 2018 first quarter. NIM,TE was 4.76% in the fiscal 2019 first quarter, an increase of 170 basis points from 3.06% in the fiscal 2018 first quarter. The increase in NIM and NIM, TE in the fiscal 2019 first quarter compared to the same period of the prior year was primarily attributable to higher net loan and lease yields attained through the Crestmark division.

The overall reported tax equivalent yield (“TEY”) on average earning assets increased by 234 basis points to 5.89% when comparing the fiscal 2019 first quarter to the same period of the prior fiscal year. The improvement was driven primarily by the Company's improved earning asset mix, which reflects increased balances in the national lending portfolio. The fiscal 2019 first quarter TEY on the securities portfolio increased by 20 basis points to 3.13% compared to the same period of the prior year TEY of 2.93%.
The Company’s average interest-earning assets for the fiscal 2019 first quarter increased by $1.43 billion, or 38%, to $5.19 billion, from the comparable quarter in 2018. The increase was primarily attributable to growth in the Company's loan and lease portfolio of $1.71 billion, of which $1.50 billion was related to an increase in national lending loans and leases and $215.9 million was related to community banking loans. This increase was partially offset by a decrease in total investment securities of $226.4 million, which decreased as the Company continued to utilize sales of securities and cash flow from its amortizing securities portfolio to fund loan growth.
The Company’s average balance of total deposits and interest-bearing liabilities was $5.10 billion for the three-month period ended December 31, 2018, compared to $3.62 billion for the same period in the prior year, representing an increase of 41%. This increase was primarily due to increases in average wholesale deposits of $1.21 billion, average noninterest-bearing deposits of $161.0 million, average time deposits of $76.6 million, and average interest-bearing checking of $31.4 million, partially offset by a decrease in average balance of total borrowings of $7.5 million.

Overall, the Company's cost of funds for all deposits and borrowings averaged 1.14% during the fiscal 2019 first quarter, compared to 0.51% for the 2018 first fiscal quarter. This increase was primarily due to a rise in short-term interest rates affecting overnight borrowing rates, other wholesale funding, and the interest-bearing time deposits acquired by the Company in connection with the Crestmark acquisition in the fourth quarter of fiscal 2018. The Company's overall cost of deposits was 0.91% in the 2019 fiscal first quarter, compared to 0.24% in the same quarter of 2018.

The following tables present, for the periods indicated, the Company’s total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates.  Tax-equivalent adjustments have been made in yield on interest-bearing assets and net interest margin.  Non-accruing loans and leases have been included in the table as loans carrying a zero yield.

Three Months Ended December 31,	2018			2017
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(2)
Interest-earning assets:
Cash & fed funds sold	$45,383	$555	4.85%	$100,321	$607	2.40%
Mortgage-backed securities	381,285	2,698	2.81%	673,411	3,758	2.21%
Tax exempt investment securities	1,237,198	7,803	3.17%	1,408,552	8,698	3.25%
Asset-backed securities	298,445	2,712	3.61%	93,631	765	3.24%
Other investment securities	110,879	710	2.54%	78,584	586	2.96%
Total investments	2,027,807	13,923	3.13%	2,254,178	13,807	2.93%
Total commercial finance	1,562,054	39,281	9.98%	249,927	2,868	4.55%
Total consumer finance	291,421	6,230	8.48%	204,024	3,109	6.04%
Total tax services	11,009	2	0.07%	12,378	—	—%
Total warehouse finance	99,818	1,632	6.49%	—	—	—%
National Lending loans and leases	1,964,302	47,145	9.52%	466,329	5,977	5.09%
Community Banking loans	1,156,072	13,353	4.58%	940,161	10,466	4.42%
Total loans and leases	3,120,374	60,498	7.69%	1,406,490	16,443	4.64%
Total interest-earning assets	5,193,564	$74,976	5.89%	3,760,989	$30,857	3.55%
Noninterest-earning assets	787,973			361,960
Total assets	$5,981,537			$4,122,949

Interest-bearing liabilities:
Interest-bearing checking	$102,880	$58	0.23%	$71,448	$50	0.28%
Savings	53,661	10	0.07%	53,084	8	0.06%
Money markets	54,288	64	0.47%	47,899	27	0.22%
Time deposits	205,049	881	1.71%	128,496	366	1.13%
Wholesale deposits	1,698,492	9,583	2.24%	483,878	1,434	1.18%
Total interest-bearing deposits	2,114,370	10,596	1.99%	784,805	1,885	0.95%
Overnight fed funds purchased	393,315	2,481	2.50%	139,152	525	1.50%
FHLB advances	—	—	—%	268,913	937	1.38%
Subordinated debentures	73,504	1,161	6.27%	73,359	1,113	6.02%
Other borrowings	30,058	466	6.15%	22,982	201	3.47%
Total borrowings	496,877	4,108	3.28%	504,406	2,776	2.18%
Total interest-bearing liabilities	2,611,247	14,704	2.23%	1,289,211	4,661	1.43%
Noninterest-bearing deposits	2,489,148	—	—%	2,328,159	—	—%
Total deposits and interest-bearing liabilities	5,100,395	$14,704	1.14%	3,617,370	$4,661	0.51%
Other noninterest-bearing liabilities	128,900			71,398
Total liabilities	5,229,295			3,688,768
Shareholders' equity	752,242			434,181
Total liabilities and shareholders' equity	$5,981,537			$4,122,949
Net interest income and net interest rate spread including noninterest-bearing deposits		$60,272	4.75%		$26,196	3.04%

Net interest margin			4.60%			2.76%
Tax-equivalent effect			0.16%			0.30%
Net interest margin, tax-equivalent(3)			4.76%			3.06%
(1) Tax rate used to arrive at the TEY for the three months ended December 31, 2018 was 21%.
(2) Tax rate used to arrive at the TEY for the three months ended December 31, 2017 was 24.53%.
(3) Net interest margin expressed on a fully-taxable-equivalent basis ("Net interest margin, tax-equivalent") is a non-GAAP financial measure. The tax-equivalent adjustment to net interest income recognizes the estimated income tax savings when comparing taxable and tax-exempt assets and adjusting for federal and state exemption of interest income. We believe that it is a standard practice in the banking industry to present net interest margin expressed on a fully-taxable-equivalent basis, and accordingly believe the presentation of this non-GAAP financial measure may be useful for peer comparison purposes.

Provision for Loan and Lease Losses.  The Company recorded a $9.1 million provision for loan and lease losses for the three month period ended December 31, 2018, as compared to a $1.1 million provision for loan and lease losses for the three month period ended December 31, 2017. Also see Note 4 to the Condensed Consolidated Financial Statements included in this quarterly report.

Noninterest Income.  Noninterest income for the fiscal 2019 first quarter increased by $8.5 million, or 29%, to $37.8 million from $29.3 million for the same period in the prior fiscal year, largely due to increases in rental income of $10.9 million, deposit fees of $1.1 million, gain on sale of loans and leases of $0.9 million, and other income of $0.8 million. Lower losses on sale of securities also contributed to the overall increase in noninterest income. Partially offsetting the increase in noninterest income, card fee income decreased $5.9 million, or 23%, to $19.4 million from the same quarter of the prior fiscal year. This expected reduction in residual fee income was related to the wind-down of the Company's relationships with two non-strategic payments partners.

Noninterest Expense.  Noninterest expense increased $30.3 million, or 69%, to $74.3 million for the 2019 fiscal first quarter, compared to the same quarter in 2018. This increase was primarily caused by increases of $10.7 million in compensation and benefits expense, $7.8 million in operating lease equipment depreciation expense. Increases in intangible amortization expense, occupancy and equipment, legal and consulting, and other expense also contributed to the increase on noninterest expense. The increase in compensation and benefits was primarily due to the addition of the Crestmark division along with increased staffing to support the Company's other growing business line initiatives.

Income Tax. The Company recorded an income tax benefit for the fiscal 2019 first quarter of $1.7 million, resulting in an effective tax rate of (11.56%), compared to an income tax expense of $5.7 million, or an effective tax rate of 54.90%, for the fiscal 2018 first quarter. The Company originated $35.6 million in solar leasing initiatives and recorded a related income tax benefit in the fiscal first quarter of 2019. Investment tax credits related to these solar leasing initiatives and future originations in fiscal 2019 will be recognized ratably based on income over the duration of the current fiscal year. The timing and impact of future solar tax credits are expected to vary from period to period, and Meta intends to undertake only those tax credit opportunities that meet the Company's underwriting criteria.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, derived principally through its Payments divisions, and to a lesser extent through its Community Banking division borrowings, principal and interest payments on loans and mortgage-backed securities, and maturing investment securities. In addition, the Company utilizes wholesale deposit sources to provide temporary funding when necessary or when favorable terms are available. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are influenced by the level of interest rates, general economic conditions and competition. The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At December 31, 2018, the Company had commitments to originate and purchase loans and unused lines of credit totaling $858.1 million.  The Company believes that loan repayments and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

In July 2013, the Company’s primary federal regulator, the Federal Reserve and the Bank’s primary federal regulator, the OCC, approved final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations, which replaced earlier frameworks adopted in 1988 ("Basel I") and 2004 (Basel II). The Basel III Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The Basel III Capital Rules substantially revised the risk-based capital requirements applicable to financial institution holding companies and their depository institution subsidiaries, including us and the Bank, as compared to U.S. general risk-based capital rules. The Basel III Capital Rules revised the definitions and the components of regulatory capital, as well as addressed other issues affecting the numerator in banking institutions’ regulatory capital ratios. In addition, the Basel III Capital Rules implemented certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies’ rules. The Basel III Capital Rules became effective for us and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined). At December 31, 2018, both the Bank and the Company exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements.  The Company and the Bank took the accumulated other comprehensive income (“AOCI”) opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.

The tables below include certain non-GAAP financial measures that are used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies.  Management reviews these measures along with other measures of capital as part of its financial analysis.

			Minimum to be	Minimum to be
			Adequately	Well Capitalized
			Capitalized Under	Under Prompt
			Prompt Corrective	Corrective Action
At December 31, 2018	Company	Bank	Action Provisions	Provisions

Tier 1 leverage ratio	7.90%	9.01%	4.00%	5.00%
Common equity Tier 1 capital ratio	10.11	11.87	4.50	6.50
Tier 1 capital ratio	10.47	11.91	6.00	8.00
Total qualifying capital ratio	12.69	12.41	8.00	10.00

Due to the predictable, quarterly cyclicality of noninterest-bearing deposits in conjunction with tax season business activity, management believes that a six-month capital calculation is a useful metric to monitor the Company’s overall capital management process. As such, the Bank’s six-month average Tier 1 leverage ratio, Common Equity Tier 1 capital ratio, Tier 1 capital ratio, and Total qualifying capital ratio as of December 31, 2018 were 9.46%, 13.42%, 13.47%, and 14.03%, respectively.

The following table provides certain non-GAAP financial measures used to compute certain of the ratios included in the table above, as well as a reconciliation of such non-GAAP financial measures to the most directly comparable financial measure in accordance with GAAP:

Standardized Approach(1) December 31, 2018
(Dollars in Thousands)
Total stockholders' equity	$770,728
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	299,037
LESS: Certain other intangible assets	61,317
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	4,720
LESS: Net unrealized gains (losses) on available-for-sale securities	(28,829)
LESS: Noncontrolling interest	3,267
LESS: Unrealized currency gains (losses)	(357)
Common Equity Tier 1(1)	431,573
Long-term debt and other instruments qualifying as Tier 1	13,661
Tier 1 minority interest not included in common equity tier 1 capital	1,796
Total Tier 1 capital	447,030
Allowance for loan and lease losses	21,422
Subordinated debentures (net of issuance costs)	73,528
Total qualifying capital	541,980
(1) Capital ratios were determined using the Basel III capital rules that became effective on January 1, 2015. Basel III revised the definition of capital, increased minimum capital ratios, and introduced a minimum common equity tier 1 capital ratio; those changes are being fully phased in through the end of 2021.

The following table provides a reconciliation of tangible common equity and tangible common equity excluding AOCI, each of which is used in calculating tangible book value data, to Total Stockholders' Equity at December 31, 2018. Each of tangible common equity and tangible common equity excluding AOCI is a non-GAAP financial measure that is commonly used within the banking industry.

December 31, 2018
(Dollars in Thousands)
Total Stockholders' Equity	$770,728
LESS: Goodwill	303,270
LESS: Intangible assets	66,366
Tangible common equity	401,092
LESS: AOCI	(29,186)
Tangible common equity excluding AOCI	430,278
Since January 1, 2016, the Company and the Bank have been required to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers for 2018. The capital conservation buffer is exclusively composed of Common Equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. The implementation of the capital conservation buffer by annual increments finished on January 1, 2019, with the Common Equity Tier 1 risk-based, Tier 1 risk-based and total risk-based capital ratios now being 7.0%, 8.5% and 10.5%, respectively.
Based on current and expected continued profitability and subject to continued access to capital markets, we believe that the Company and the Bank will continue to meet targeted capital ratios required by the revised requirements, as they become effective.

CONTRACTUAL OBLIGATIONS

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations" in the Company’s Annual Report on Form 10-K for its fiscal year ended September 30, 2018 for a summary of our contractual obligations as of September 30, 2018. There were no material changes outside the ordinary course of our business in contractual obligations from September 30, 2018 through December 31, 2018.

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

For discussion of the Company’s off-balance sheet financing arrangements as of December 31, 2018, see Note 10 to our consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q. Depending on the extent to which the commitments or contingencies described in Note 10 occur, the effect on the Company’s capital and net income could be significant.

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

The Company was within Board policy limits for all interest rate scenarios using the snapshot as of December 31, 2018 as required by regulation.  The table below shows the results of the scenarios as of December 31, 2018:

Net Sensitive Earnings at Risk
		Change in Interest Income/Expense for a given change in interest rates
		Over / (Under) Base Case Parallel Shift
(Dollars in thousands)	Book Value	-100	Base	100	200	300	400
Total Interest-Sensitive Income	5,209,294	273,926	296,035	317,810	339,058	360,043	381,008
Total Interest-Sensitive Expense	2,429,777	42,769	56,704	70,965	85,225	99,485	113,745
Net Interest-Sensitive Income	2,779,517	231,157	239,331	246,845	253,833	260,558	267,263

Basis Point Change Scenario	—	-3.4%	—	3.1%	6.1%	8.9%	11.7%
Board Policy Limits	—	-8.0%	—	-8.0%	-10.0%	-15.0%	-20.0%

The EAR analysis reported at December 31, 2018, shows that in all rising rate scenarios, more assets than liabilities would reprice over the modeled one-year period.

IRR is a snapshot in time. The Company’s business and deposits are very predictably cyclical on a weekly, monthly and yearly basis. The Company’s static IRR results could vary depending on which day of the week and timing in relation to certain payrolls, as well as time of the month in regard to early funding of certain programs, when this snapshot is taken. The Company’s overnight federal funds purchased fluctuates on a predictable daily and monthly basis due to fluctuations in a portion of its noninterest-bearing deposit base, primarily related to payroll processing and timing of when certain programs are prefunded and when the funds are received.
The Company believes that its growing portfolio of noninterest-bearing deposits provides a stable and profitable funding vehicle and a significant competitive advantage in a rising interest rate environment as the Company’s cost of funds would likely remain relatively low, with less increase expected relative to many other banks.
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
The Company was within Board policy limits for all scenarios. The table below shows the results of the scenarios as of December 31, 2018:

Economic Value Sensitivity as of December 31, 2018

	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-100	100	200	300	400
Basis Point Change Scenario	-1.0%	-0.9%	-2.6%	-5.1%	-6.5%
Board Policy Limits	-10.0%	-10.0%	-20.0%	-30.0%	-40.0%

The EVE at risk reported at December 31, 2018 shows that as interest rates increase, the economic value of equity position will decrease from the base, primarily due to the degree of the economic value of its base asset size in relation to the economic value of its base liability size. When viewing total asset versus total liability economic value, projected total assets are affected similarly on a percentage basis as compared to projected total liabilities in a rising rate environment.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2018, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

META FINANCIAL GROUP, INC.
PART II - OTHER INFORMATION

FORM 10-Q

Item 1. Legal Proceedings. - See “Legal Proceedings” under Note 10 to the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors. - A description of our risk factors can be found in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. There were no material changes to those risk factors during the three months ended December 31, 2018.

Item 6. Exhibits.

Exhibit Number	Description

10.1
Transition and General Release Agreement, dated as of January 16, 2019, by and among J. Tyler Haahr, Meta Financial Group, Inc. and MetaBank, filed on January 17, 2019 as an exhibit to the Registrant's Current Report on Form 8-K, is incorporated herein by reference.

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

META FINANCIAL GROUP, INC.

Date: February 7, 2019	By:	/s/ Bradley C. Hanson
Bradley C. Hanson,
President, Chief Executive Officer and Director

Date: February 7, 2019	By:	/s/ Glen W. Herrick
Glen W. Herrick, Executive Vice President
and Chief Financial Officer