Form 10-Q
period 2019-03-31
META FINANCIAL GROUP INC
filed 2019-05-08
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ YES  ☒ NO

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	CASH	The NASDAQ Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at May 2, 2019:
Common Stock, $.01 par value	39,449,882 shares
Nonvoting Common Stock, $.01 par value	0 Nonvoting shares

META FINANCIAL GROUP, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

(Dollars in Thousands, Except Share Data(1))	(Unaudited)
ASSETS	March 31, 2019	September 30, 2018
Cash and cash equivalents	$156,461	$99,977
Investment securities available for sale, at fair value	1,081,663	1,484,160
Mortgage-backed securities available for sale, at fair value	413,493	364,065
Investment securities held to maturity, at cost	146,992	163,893
Mortgage-backed securities held to maturity, at cost	7,606	7,850
Loans held for sale	59,745	15,606
Loans and leases	3,437,980	2,944,739
Allowance for loan and lease losses	(48,672)	(13,040)
Federal Home Loan Bank Stock, at cost	7,436	23,400
Accrued interest receivable	20,281	22,016
Premises, furniture, and equipment, net	45,457	40,458
Rental equipment, net	140,087	107,290
Bank-owned life insurance	88,565	87,293
Foreclosed real estate and repossessed assets	29,548	31,638
Goodwill	307,464	303,270
Intangible assets	60,506	70,719
Prepaid assets	26,597	27,906
Deferred taxes	19,079	18,737
Other assets	49,754	35,090

Total assets	$6,050,042	$5,835,067

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Noninterest-bearing checking	$3,034,428	$2,405,274
Interest-bearing checking	183,492	111,587
Savings deposits	59,978	54,765
Money market deposits	56,563	51,995
Time certificates of deposit	154,401	276,180
Wholesale deposits	1,481,445	1,531,186
Total deposits	4,970,307	4,430,987
Short-term debt	11,583	425,759
Long-term debt	99,800	88,963
Accrued interest payable	9,239	7,794
Accrued expenses and other liabilities	135,404	133,838
Total liabilities	5,226,333	5,087,341

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued or outstanding at March 31, 2019 and September 30, 2018, respectively	—	—
Common stock, $.01 par value; 90,000,000 and 90,000,000 shares authorized, 39,565,496 and 39,192,063 shares issued, 39,450,938 and 39,167,280 shares outstanding at March 31, 2019 and September 30, 2018, respectively	395	393
Common stock, Nonvoting, $.01 par value; 3,000,000 shares authorized, no shares issued or outstanding at March 31, 2019 and September 30, 2018, respectively	—	—
Additional paid-in capital	576,406	565,811
Retained earnings	258,600	213,048
Accumulated other comprehensive loss	(10,264)	(33,111)
Treasury stock, at cost, 114,558 and 24,783 common shares at March 31, 2019 and September 30, 2018, respectively	(4,956)	(1,989)
Total equity attributable to parent	820,181	744,152
Noncontrolling interest	3,528	3,574
Total stockholders’ equity	823,709	747,726

Total liabilities and stockholders’ equity	$6,050,042	$5,835,067
See Notes to Condensed Consolidated Financial Statements.
(1)All share and per share data has been adjusted to reflect the 3-for-1 forward stock split effected by the Company on October 4, 2018.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data(1))	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Interest and dividend income:
Loans and leases, including fees	$73,670	$17,844	$134,168	$34,287
Mortgage-backed securities	2,861	4,047	5,559	7,805
Other investments	11,763	11,480	23,543	22,136
	88,294	33,371	163,270	64,228
Interest expense:
Deposits	14,740	2,957	25,336	4,842
FHLB advances and other borrowings	2,204	3,009	6,312	5,785
	16,944	5,966	31,648	10,627

Net interest income	71,350	27,405	131,622	53,601

Provision for loan and lease losses	33,318	18,343	42,417	19,411

Net interest income after provision for loan and lease losses	38,032	9,062	89,205	34,190

Noninterest income:
Refund transfer product fees	31,601	33,803	31,862	33,995
Tax advance product fees	33,038	33,838	34,723	35,785
Card fees	23,052	26,856	42,403	52,103
Rental income	9,890	—	20,780	—
Loan and lease fees	925	1,042	2,173	2,334
Bank-owned life insurance	631	650	1,273	1,319
Deposit fees	2,093	982	4,031	1,830
Gain (loss) on sale of securities available-for-sale, net (Includes $231 and ($166) reclassified from accumulated other comprehensive income (loss) for net gains (losses) on available for sale securities for the three months ended March 31, 2019 and 2018, respectively and $209 and ($1,176) for the six months ended March 31, 2019 and 2018, respectively)	231	(166)	209	(1,176)
Gain on sale of loans and leases	1,085	—	1,951	—
Loss on foreclosed real estate	(200)	—	(185)	(19)
Other income	2,679	414	3,556	516
Total noninterest income	105,025	97,419	142,776	126,687

Noninterest expense:
Compensation and benefits	49,164	32,172	82,174	54,512
Refund transfer product expense	7,181	9,871	7,191	9,972
Tax advance product expense	2,225	1,474	2,677	1,754
Card processing	6,971	7,190	14,056	13,730
Occupancy and equipment	7,212	4,477	13,670	9,367
Operating lease equipment depreciation	4,485	—	12,251	—
Legal and consulting	4,308	3,239	8,277	5,655
Marketing	585	668	1,124	1,221
Data processing	321	243	758	657
Intangible amortization	5,596	2,731	9,978	4,412
Impairment expense	9,660	—	9,660	—
Other expense	12,546	6,432	22,733	11,259
Total noninterest expense	110,254	68,497	184,549	112,539

Income before income tax expense	32,803	37,984	47,432	48,338

Income tax (benefit) expense (Includes $58 and ($46) reclassified from accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018, respectively and $52 and ($329) for the six months ended March 31, 2019 and 2018, respectively)	(395)	6,548	(2,086)	12,232

Net income before noncontrolling interest	33,198	31,436	49,518	36,106
Net income attributable to noncontrolling interest	1,078	—	2,000	—
Net income attributable to parent	$32,120	$31,436	$47,518	$36,106

Earnings per common share
Basic	$0.81	$1.08	$1.21	$1.24
Diluted	$0.81	$1.08	$1.20	$1.24
See Notes to Condensed Consolidated Financial Statements.
(1)All share and per share data has been adjusted to reflect the 3-for-1 forward stock split effected by the Company on October 4, 2018.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net income before noncontrolling interest	$33,198	$31,436	$49,518	$36,106

Other comprehensive (loss) income:
Change in net unrealized gain (loss) on debt securities	25,089	(35,993)	31,260	(43,472)
(Gain) loss realized in net income	(231)	166	(209)	1,176
	24,858	(35,827)	31,051	(42,296)
Unrealized gain (loss) on currency translation	116	—	(245)	—
Deferred income tax effect	6,051	(8,879)	7,484	(11,964)
Total other comprehensive (loss) income	18,923	(26,948)	23,322	(30,332)
Total comprehensive income	52,121	4,488	72,840	5,774
Total comprehensive income attributable to noncontrolling interest	1,078	—	2,000	—
Comprehensive income attributable to parent	$51,043	$4,488	$70,840	$5,774
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data(1))

	Meta Financial Group, Inc. Stockholders' Equity
Three Months Ended March 31, 2019	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2018	$394	$572,156	$228,453	$(29,186)	$(4,356)	$767,461	$3,267	$770,728
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,973)	—	—	(1,973)	—	(1,973)
Issuance of common shares due to restricted stock	1	—	—	—	—	1	—	1
Shares repurchased for tax withholdings on stock compensation	—	—	—	—	(600)	(600)	—	(600)
Stock compensation	—	4,250	—	—	—	4,250	—	4,250
Total other comprehensive income	—	—	—	18,922	—	18,922	—	18,922
Net income	—	—	32,120	—	—	32,120	1,078	33,198
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(817)	(817)
Balance, March 31, 2019	$395	$576,406	$258,600	$(10,264)	$(4,956)	$820,181	$3,528	$823,709

Six Months Ended March 31, 2019
Balance, September 30, 2018	$393	$565,811	$213,048	$(33,111)	$(1,989)	$744,152	$3,574	$747,726
Adoption of Accounting Standards Update 2014-09, net of income taxes	—	—	1,502	—	—	1,502	—	1,502
Adoption of Accounting Standards Update 2016-01	—	—	475	(475)	—	—	—	—
Cash dividends declared on common stock ($0.10 per share)	—	—	(3,943)	—	—	(3,943)	—	(3,943)
Issuance of common shares due to exercise of stock options	—	54	—	—	—	54	—	54
Issuance of common shares due to restricted stock	3	—	—	—	—	3	—	3
Issuance of common shares due to ESOP	—	2,010	—	—	—	2,010	—	2,010
Shares repurchased for tax withholdings on stock compensation	(1)	1	—	—	(2,967)	(2,967)	—	(2,967)
Stock compensation	—	8,530	—	—	—	8,530	—	8,530
Total other comprehensive income	—	—	—	23,322	—	23,322	—	23,322
Net income	—	—	47,518	—	—	47,518	2,000	49,518
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(2,046)	(2,046)
Balance, March 31, 2019	$395	$576,406	$258,600	$(10,264)	$(4,956)	$820,181	$3,528	$823,709

	Meta Financial Group, Inc. Stockholders' Equity
Three Months Ended March 31, 2018	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2017	$290	$262,678	$170,578	$5,782	$(1,623)	$437,705	$—	$437,705
Cash dividends declared on common stock ($0.04 per share)	—	—	(1,261)	—	—	(1,261)	—	(1,261)
Issuance of common shares due to exercise of stock options	—	147	—	—	—	147	—	147
Issuance of common shares due to restricted stock	1	—	—	—	—	1	—	1
Shares repurchased for tax withholdings on stock compensation	—	(412)	—	—	(43)	(455)	—	(455)
Stock compensation	—	3,078	—	—	—	3,078	—	3,078
Total other comprehensive (loss)	—	—	—	(26,948)	—	(26,948)	—	(26,948)
Net income	—	—	31,436	—	—	31,436	—	31,436
Balance, March 31, 2018	$291	$265,491	$200,753	$(21,166)	$(1,666)	$443,703	$—	$443,703

Six Months Ended March 31, 2018
Balance, September 30, 2017	$288	$258,144	$167,164	$9,166	$(266)	$434,496	$—	$434,496
Cash dividends declared on common stock ($0.08 per share)	—	—	(2,517)	—	—	(2,517)	—	(2,517)
Issuance of common shares due to exercise of stock options	—	147	—	—	—	147	—	147
Issuance of common shares due to restricted stock	2	—	—	—	—	2	—	2
Issuance of common shares due to ESOP	1	1,605	—	—	—	1,606	—	1,606
Shares repurchased for tax withholdings on stock compensation	—	(726)	—	—	(1,400)	(2,126)	—	(2,126)
Stock compensation	—	6,321	—	—	—	6,321	—	6,321
Total other comprehensive (loss)	—	—	—	(30,332)	—	(30,332)	—	(30,332)
Net income	—	—	36,106	—	—	36,106	—	36,106
Balance, March 31, 2018	$291	$265,491	$200,753	$(21,166)	$(1,666)	$443,703	$—	$443,703
See Notes to Condensed Consolidated Financial Statements.
(1)All share and per share data has been adjusted to reflect the 3-for-1 forward stock split effected by the Company on October 4, 2018.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
(Dollars in Thousands)	2019	2018
Cash flows from operating activities:
Net income	$49,518	$36,106
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	28,933	19,183
Stock compensation	8,530	6,321
Provision (recovery):
Loan and lease losses	42,417	19,411
Deferred taxes	(7,811)	126
Loans held for sale:
Originations	(42,961)	—
Purchases	(5,940)	—
Proceeds from sales	36,461	—
Net change	8,760	—
Fair value adjustment of foreclosed real estate	—	23
Net realized (gain) loss:
Other assets	(46)	(15)
Foreclosed real estate or other assets	185	19
Available for sale securities, net	(209)	1,176
Loans held for sale	(1,650)	—
Leases receivable and rental equipment	(1,985)	—
Net change:
Other assets	(16,226)	(14,472)
Accrued interest payable	1,445	(965)
Accrued expenses and other liabilities	21,951	36,779
Accrued interest receivable	1,735	1,776
Change in bank-owned life insurance value	(1,272)	(1,319)
Impairment on rental equipment	6,194	—
Impairment of intangibles	111	—
Net cash provided by operating activities	128,140	104,149

Cash flows from investing activities:
Available for sale securities:
Purchases	(222,436)	(323,995)
Proceeds from sales	534,779	126,373
Proceeds from maturities and principal repayments	66,417	71,652
Held to maturity:
Proceeds from maturities and principal repayments	16,225	19,863
Loans and leases:
Purchases	(144,104)	(88,986)
Proceeds from sales	10,857	9,582
Net change	(399,380)	(143,766)
Proceeds from sales of foreclosed real estate or other assets	1,905	122
Federal Home Loan Bank stock:
Purchases	(358,516)	(477,604)
Redemption	374,480	520,880
Rental equipment:
Purchases	(58,968)	—
Proceeds from sales	4,962	—
Net change	674	—
Premises and equipment:
Purchases	(8,815)	(3,689)
Proceeds from sales	101	—
Net cash (used in) investing activities	(181,819)	(289,568)

Cash flows from financing activities:
Net change:
Checking, savings, and money market deposits	712,896	464,084
Time deposits	(121,887)	(51,925)
Wholesale deposits	(49,777)	(295,086)
FHLB and other borrowings	—	(385,000)
Federal funds	(422,000)	(703,000)
Securities sold under agreements to repurchase	(890)	(758)

Net investment by (distribution to) noncontrolling interests	(2,046)	—
Proceeds from other liabilities	5,027	—
Principal payments:
Other liabilities	(6,032)	—
Capital lease obligations	(40)	(31)
Cash dividends paid	(3,943)	(2,517)
Purchase of shares by ESOP	2,010	1,606
Issuance of restricted stock	3	2
Proceeds from exercise of stock options & issuance of common stock	54	147
Shares repurchased for tax withholdings on stock compensation	(2,967)	(2,126)
Net cash provided by (used in) financing activities	110,408	(974,604)

Effect of exchange rate changes on cash	(245)	—

Net change in cash and cash equivalents	56,484	(1,160,023)

Cash and cash equivalents at beginning of year	99,977	1,267,586
Cash and cash equivalents at end of year	$156,461	$107,563

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Con't.)

	Six Months Ended March 31,
	2019	2018
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$18,389	$9,662
Income taxes	1,218	3,966
Franchise taxes	73	66
Other taxes	465	153

Supplemental schedule of non-cash investing activities:
Transfers
Loans and leases to foreclosed real estate or other assets	—	(29,922)
Loans transferred to held for sale	39,452	—
Purchases/Sales of investment securities accrued, not settled
Purchases - Available for sale	—	—
Securities transferred from held-to-maturity to available-for-sale	—	(306,000)
Short and long term debt transferred from other liabilities	20,026	—
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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three and six month periods ended March 31, 2019 are not necessarily indicative of the results expected for the fiscal year ending September 30, 2019.

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

Adopted ASUs
Revenue Recognition - The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), subsequent related Updates (collectively, ASU 2014-09), and ASU 2016-04, Liabilities - Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage of Certain Prepaid Stored-Value Products on October 1, 2018. ASU 2014-09 modifies the guidance used to recognize revenue from contracts with customers for transfers of goods or services and transfers of non-financial assets, unless those contracts are within the scope of other guidance. Upon adoption, the Company recorded a cumulative-effect adjustment of $1.5 million to retained earnings, net of tax, due to changes in timing of revenue recognition from breakage of unregistered, unused prepaid cards in the Company’s Meta Payment Systems (MPS) division. Refer to Note 12. Revenue from Contracts with Customers for additional information.

Financial Instruments - The Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities and related Updates (collectively, ASU 2016-01) on October 1, 2018. ASU 2016-01 makes several revisions to Subtopic 825-10, including that ASU 2016-01: (1) requires equity investments to be measured at fair value with changes in fair value recognized in net income, (2) simplifies impairment assessment of equity investments without readily determinable fair value, (3) eliminates requirement to disclose methods and significant assumptions used to estimate fair value of financial instruments measured at amortized cost, (4) requires the use of an exit price notion when measuring fair value of financial instruments for disclosure purposes, and (5) requires separate presentation of financial assets and liabilities by measurement category and form of financial asset on the balance sheet and accompanying notes. Upon adoption, the Company recorded a cumulative-effect adjustment that reclassed $0.5 million, net of tax, from accumulated other comprehensive income to retained earnings, due to the Company’s cumulative change in fair value of equity securities with readily determinable fair value. Refer to Note 6. Securities for additional information.

The Company also adopted the following ASUs on October 1, 2018, none of which had a material impact on the Company’s consolidated financial statements.

–	ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

–	ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash

–	ASU 2017-01, Clarifying the Definition of a Business

–	ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

–
ASU 2017-05, Other Income - Gains and Losses from Derecognition of Non-Financial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and accounting for Partial Sales of Non-Financial Assets

–	ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

ASUs to be Adopted
Leases - ASU 2016-02, Leases (Topic 842), and related Updates (collectively Topic 842) will become effective for the Company on October 1, 2019. For lessees, Topic 842 establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with such classification affecting the pattern and classification of expense recognition in the income statement. For lessors, the guidance with Topic 842 is largely unchanged from current guidance.
A modified retrospective transition approach is required. An entity may choose to use either (1) the standard’s effective date or (2) the beginning of the earliest comparative period presented in the financial statements, as the date of initial application. The Company expects to adopt Topic 842 using the effective date, October 1, 2019, as the date of initial application. Consequently, financial information will not be updated and disclosures required under Topic 842 will not be provided for dates and periods before October 1, 2019.
FASB has released several updates to Topic 842 through subsequent ASUs, many of which allow for practical expedients in transition. The Company expects to elect the ‘package of practical expedients’, which permits the Company to not reassess under the new standard the Company’s prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements, with the latter not being applicable to the Company. The new standard also provides practical expedients for a lessee’s and lessor’s ongoing accounting. The Company expects to elect the short-term lease recognition exemption for all leases that qualify. The Company (as a lessee and lessor) also expects to elect the practical expedient to not separate lease and non-lease components for all of its leases that qualify.
As a lessee, the Company expects Topic 842 to have a material effect on its financial statements. While the Company continues to assess the effects of adoption, the Company believes the significant effects will relate to (1) recognition of ROU assets and lease liabilities on the balance sheet for the Company’s office and equipment operating leases; (2) recognition of ROU assets and lease liabilities on the balance sheet for the Company’s service contracts that meet the revised definition of a lease under Topic 842; and (3) providing significant new disclosures about the Company’s leasing activities. The Company is currently implementing a methodology and process to estimate and account for the ROU assets and lease liabilities.

As a lessor, the Company continues to assess the effects of adoption, however the Company believes the significant effects will relate to (1) earlier recognition of expense due to a narrower definition of initial direct costs; (2) gross presentation of costs excluded from contract consideration that are reimbursed by the lessee as revenue and expenses on the income statement; and (3) presentation of leasing activities on the Company’s financial statements. The Company is currently in the process of implementing a new lease accounting system, processes and procedures to reflect the new standard.
Other Upcoming ASUs - Refer to the Company’s most recently audited consolidated financial statements for the year ended September 30, 2018 for the latest update on ASUs relevant to the Company and not yet adopted as of March 31, 2019.

NOTE 3. ACQUISITIONS

The Company acquired Crestmark Bancorp, Inc. ("Crestmark") and its bank subsidiary, Crestmark Bank, on August 1, 2018 for a purchase price of $295.8 million paid by issuance of 9,919,512 shares of Meta common stock. The initial accounting for certain liabilities and goodwill were incomplete and the amounts recorded were considered provisional. The Company recognized certain measurement period adjustments as disclosed below during the three months ended March 31, 2019. The amount of goodwill recorded remains provisional, as well as the other assets and liabilities noted in the table below, as more information becomes available related to DC Solar. The measurement period remains open for the Crestmark acquisition until August 1, 2019. The following table summarizes the allocation of the purchase price to net assets of Crestmark as of the August 1, 2018 acquisition date.

(Dollars in Thousands)	Estimated fair value as previously reported(a)	Measurement period adjustments	Fair value as adjusted
Rental Equipment	$98,977	$(3,355)	$95,622
Intangible assets	28,253	(117)	28,136
Goodwill	204,547	4,194	208,742
Accrued expenses and other liabilities	88,301	723	89,024
Net other assets	55,464	—	55,464
Noncontrolling interest	3,167	—	3,167
Purchase price	295,773	—	295,773
(a) As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018

Measurement Period Adjustments and Impairment - DC Solar
The Company previously purchased a portfolio of mobile solar generators ("MSGs") from DC Solar Solutions, Inc. and certain of its affiliates, a relationship in the Company's solar leasing business, and, in turn, leased the MSGs to DC Solar Distribution, Inc., an affiliate of DC Solar Solutions. During the second fiscal quarter of 2019, the Company became aware that the DC Solar entities and their affiliates filed for bankruptcy and the entities, including their principals, are subjects of ongoing federal investigations involving allegations of fraudulent misconduct. The Company had three separate operating leases with DC Solar - two of the transactions were included in the acquired Crestmark balances on August 1, 2018. The third transaction was originated in August 2018 after the Crestmark acquisition date. The Company considered the bankruptcy filing and fraud allegations as new facts and circumstances and concluded the alleged fraud existed at the acquisition date for the acquired DC Solar transactions. As a result, the identified impairment for the acquired DC Solar transactions and other related adjustments were recorded as measurement period adjustments to the acquired assets and liability amounts recognized and were offset through provisional goodwill. The impairment and related adjustments for the DC Solar transaction originated post-acquisition are reflected in current earnings.

The Company continues to gather information about the situation and, as of the date of this filing, has identified and located 175 of 176 of the underlying assets, however the timing and extent to which the Company will be able to recover and re-lease the underlying assets remains uncertain, due in part to claims by third parties as to their potential interests in the underlying assets. The adjustments to goodwill and impairment recognized for the DC Solar events reflect the Company's best estimate of the potential loss incurred, based on the Company's present understanding of the relevant facts. Assumptions utilized in the estimate included recoverability of the MSGs and the Company's ability to re-lease them, contractual rents, and residual values. As new facts and circumstances become available, the Company will assess any remaining exposure with respect to these DC Solar matters to determine whether additional adjustments to goodwill and/or impairment loss is necessary. As long as the required criteria under GAAP are met, the Company will continue to account for adjustments to the acquired DC Solar transactions as adjustments to goodwill until the measurement period closes, which will not extend beyond August 1, 2019.
The table below reflects the net impact of the foregoing DC Solar matters, based upon the Company's present understanding of the relevant facts and circumstances, to the Company's financial statements at March 31, 2019 and for the three months ended March 31, 2019.

Increase (Decrease)
Balance Sheet:	(Dollars in Thousands)
Operating lease equipment	$(12,589)
Goodwill	1,968
Other assets	(394)
Liabilities	(4,461)
Total balance sheet impact	$(6,554)

Regulatory capital impact	$(8,522)

Income (Expense)
Income Statement:
Rental income	$1,633
Other income	315
Impairment	(9,549)
Income tax benefit	1,047
Impact to net income	$(6,554)
Measurement Period Adjustments - Other
The Company recorded additional measurement period adjustments in the second fiscal quarter of 2019 for provisional tax and compensation liabilities assumed through the Crestmark acquisition. The Company obtained additional information about facts and circumstances existing at the Crestmark acquisition date that resulted in an increase to liabilities and goodwill recognized of $2.2 million.

NOTE 4. LOANS AND LEASES, NET
Loan and lease tables have been conformed to be consistent with the Company's updated categorization of its lending portfolio between National Lending and Community Banking.
Loans and leases at March 31, 2019 and September 30, 2018 were as follows:

	March 31, 2019	September 30, 2018
National Lending	(Dollars in Thousands)
Asset based lending	$572,210	$477,917
Factoring	287,955	284,221
Lease financing	321,414	265,315
Insurance premium finance	307,875	337,877
SBA/USDA	77,481	59,374
Other commercial finance	98,956	85,145
Commercial finance	1,665,891	1,509,849
Consumer credit products	139,617	80,605
Other consumer finance	170,824	189,756
Consumer finance(1)	310,441	270,361
Tax services	84,824	1,073
Warehouse finance(1)	186,697	65,000
Total National Lending	2,247,853	1,846,283
Community Banking
Commercial real estate and operating	869,917	790,890
Consumer one-to-four family real estate and other	257,079	247,318
Agricultural real estate and operating	60,167	60,498
Total Community Banking	1,187,163	1,098,706
Total gross loans and leases	3,435,016	2,944,989

Allowance for loan and lease losses	(48,672)	(13,040)
Net deferred loan origination fees (costs)	2,964	(250)
Total loans and leases, net(2)	$3,389,308	$2,931,699
(1) Warehouse finance loans are presented in their own line. Previously these balances were included with consumer finance loans. Prior period balances have also been adjusted to reflect this change.
(2) As of March 31, 2019, the remaining balance of acquired loans and leases from the Crestmark acquisition was $591.1 million and the remaining balances of the credit and interest rate mark discounts related to the acquired loans and leases held for investment were $8.7 million and $4.5 million, respectively, while the remaining balance of the interest rate mark premium related to the acquired loans held for sale was $0.8 million. On August 1, 2018, the Company acquired loans and leases from the Crestmark acquisition totaling $1.06 billion and recorded related credit and interest rate mark discounts of $12.3 million and $6.0 million, respectively.

During the six months ended March 31, 2019, the Company transferred $39.5 million of consumer credit product loans to held for sale and originated $43.0 million of SBA/USDA and consumer credit product loans as held for sale. The Company sold held for sale loans resulting in proceeds of $36.5 million and gains on sale of $1.7 million during the six months ended March 31, 2019. During the six months ended March 31, 2018, the Company did not designate any loans as held for sale or sell any held for sale loans.

Loans purchased and sold by portfolio segment, including participation interests, for the three and six months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended		Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Loans Purchased	(Dollars in Thousands)
Loans held for sale	$5,940	$—	$5,940	$—
Loans held for investment:
Total National Lending	10,621	—	125,591	72,751
Total Community Banking	7,432	13,823	18,513	16,235
Total purchases	23,933	13,823	150,044	88,986
Loans Sold
Loans held for sale	28,051	—	34,904	—
Loans held for investment:
Total Community Banking	10,479	3,666	10,857	9,582
Total sales	$38,530	$3,666	$45,761	$9,582

The net investment in direct financing and sales-type leases is comprised of the following as of March 31, 2019 and September 30, 2018.

	March 31, 2019	September 30, 2018
	(Dollars in Thousands)
Minimum lease payments receivable	$366,361	$301,835
Estimated residual value of leased equipment	11,328	12,406
Unamortized initial direct costs	4,190	1,806
Premium on acquired leases	9	26
Unearned income	(56,266)	(48,949)
Net investment in direct financing and sales-type leases	$325,622	$267,124
Future minimum lease payments receivable on noncancelable direct financing and sales-type leases were as follows as of March 31, 2019.

As of March 31, 2019
(Dollars in thousands)
Remaining in 2019	$69,316
2020	115,307
2021	90,333
2022	55,328
2023	29,147
2024 and thereafter	6,930
Total	$366,361
The Company did not record any contingent rental income from sales-type and direct financing leases in the six months ended March 31, 2019.

Activity in the allowance for loan and lease losses and balances of loans and leases by portfolio segment for each of the three and six months ended March 31, 2019 and 2018 was as follows:

Allowance for loan and lease losses:	Beginning balance	Provision (recovery) for loan and lease losses	Charge-offs	Recoveries	Ending balance
Three Months Ended March 31, 2019	(Dollars in Thousands)
National Lending
Asset based lending	$2,065	$1,365	$—	$69	$3,499
Factoring	1,062	1,799	(1,125)	25	1,761
Lease financing	1,084	1,671	(1,044)	254	1,965
Insurance premium finance	972	1,797	(1,877)	27	919
SBA/USDA	253	221	—	—	474
Other commercial finance	291	234	—	—	525
Commercial finance	5,727	7,087	(4,046)	375	9,143
Consumer credit products	1,151	163	—	—	1,314
Other consumer finance	4,222	3,336	(2,456)	28	5,130
Consumer finance	5,373	3,499	(2,456)	28	6,444
Tax services	1,546	22,473	(1)	84	24,102
Warehouse finance	176	9	—	—	185
Total National Lending	12,822	33,068	(6,503)	487	39,874
Community Banking
Commercial real estate and operating	6,570	103	—	—	6,673
Consumer one-to-four family real estate and other	719	259	(20)	—	958
Agricultural real estate and operating	1,179	(112)	—	100	1,167
Total Community Banking	8,468	250	(20)	100	8,798
Total	$21,290	$33,318	$(6,523)	$587	$48,672

Allowance for loan and lease losses:	Beginning balance	Provision (recovery) for loan and lease losses	Charge-offs	Recoveries	Ending balance
Six Months Ended March 31, 2019	(Dollars in Thousands)
National Lending
Asset based lending	$107	$3,528	$(262)	$126	$3,499
Factoring	64	3,022	(1,375)	50	1,761
Lease financing	59	1,542	(1,462)	1,826	1,965
Insurance premium finance	1,031	1,890	(2,085)	83	919
SBA/USDA	13	461	—	—	474
Other commercial finance	28	497	—	—	525
Commercial finance	1,302	10,940	(5,184)	2,085	9,143
Consumer credit products	785	529	—	—	1,314
Other consumer finance	2,820	6,359	(4,079)	30	5,130
Consumer finance	3,605	6,888	(4,079)	30	6,444
Tax services	—	23,969	(43)	176	24,102
Warehouse finance	65	120	—	—	185
Total National Lending	4,972	41,917	(9,306)	2,291	39,874
Community Banking
Commercial real estate and operating	6,220	453	—	—	6,673
Consumer one-to-four family real estate and other	632	346	(20)	—	958
Agricultural real estate and operating	1,216	(299)	—	250	1,167
Total Community Banking	8,068	500	(20)	250	8,798
Total	$13,040	$42,417	$(9,326)	$2,541	$48,672

Allowance for loan and lease losses:	Beginning balance	Provision (recovery) for loan and lease losses	Charge-offs	Recoveries	Ending balance
Three Months Ended March 31, 2018	(Dollars in Thousands)
National Lending
Insurance premium finance	$725	$214	$(339)	$146	$746
Other commercial finance	4	—	—	—	4
Commercial finance	729	214	(339)	146	750
Tax services	1,435	18,129	—	9	19,573
Total National Lending	2,164	18,343	(339)	155	20,323
Community Banking
Commercial real estate and operating	3,149	951	—	—	4,100
Consumer one-to-four family real estate and other	665	233	—	3	901
Agricultural real estate and operating	1,984	(1,273)	—	54	765
Unallocated	900	89	—	—	989
Total Community Banking	6,698	—	—	57	6,755
Total	$8,862	$18,343	$(339)	$212	$27,078

Allowance for loan and lease losses:	Beginning balance	Provision (recovery) for loan and lease losses	Charge-offs	Recoveries	Ending balance
Six Months Ended March 31, 2018	(Dollars in Thousands)
National Lending
Insurance premium finance	$796	$265	$(468)	$153	$746
Other commercial finance	4	—	—	—	4
Commercial finance	800	265	(468)	153	750
Tax services	5	19,146	—	422	19,573
Total National Lending	805	19,411	(468)	575	20,323
Community Banking
Commercial real estate and operating	2,820	1,280	—	—	4,100
Consumer one-to-four family real estate and other	809	120	(31)	3	901
Agricultural real estate and operating	2,574	(1,863)	—	54	765
Unallocated	526	463	—	—	989
Total Community Banking	6,729	—	(31)	57	6,755
Total	$7,534	$19,411	$(499)	$632	$27,078

	Allowance			Loans and Leases
Recorded Investment	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total
As of March 31, 2019	(Dollars in Thousands)
National Lending
Asset based lending	$62	$3,437	$3,499	$5,965	$566,245	$572,210
Factoring	12	1,749	1,761	6,034	281,921	287,955
Lease financing	67	1,898	1,965	2,299	319,115	321,414
Insurance premium finance	—	919	919	—	307,875	307,875
SBA/USDA	—	474	474	—	77,481	77,481
Other commercial finance	—	525	525	—	98,956	98,956
Commercial finance	141	9,002	9,143	14,298	1,651,593	1,665,891
Consumer credit products	—	1,314	1,314	—	139,617	139,617
Other consumer finance	—	5,130	5,130	1,236	169,588	170,824
Consumer finance	—	6,444	6,444	1,236	309,205	310,441
Tax services	—	24,102	24,102	—	84,824	84,824
Warehouse finance	—	185	185	—	186,697	186,697
Total National Lending	141	39,733	39,874	15,534	2,232,319	2,247,853
Community Banking
Commercial real estate and operating	—	6,673	6,673	—	869,917	869,917
Consumer one-to-four family real estate and other	—	958	958	134	256,945	257,079
Agricultural real estate and operating	—	1,167	1,167	1,220	58,947	60,167
Total Community Banking	—	8,798	8,798	1,354	1,185,809	1,187,163
Total	$141	$48,531	$48,672	$16,888	$3,418,128	$3,435,016

	Allowance			Loans and Leases
Recorded Investment	Ending balance: individually evaluated for impairment(1)	Ending balance: collectively evaluated for impairment(1)	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total
As of September 30, 2018	(Dollars in Thousands)
National Lending
Asset based lending	$—	$107	$107	$1,404	$476,513	$477,917
Factoring	—	64	64	3,331	280,890	284,221
Lease financing	—	59	59	8,877	256,438	265,315
Insurance premium finance	—	1,031	1,031	—	337,877	337,877
SBA/USDA	—	13	13	—	59,374	59,374
Other commercial finance	—	28	28	—	85,145	85,145
Commercial finance	—	1,302	1,302	13,612	1,496,237	1,509,849
Consumer credit products	—	785	785	—	80,605	80,605
Other consumer finance	—	2,820	2,820	—	189,756	189,756
Consumer finance	—	3,605	3,605	—	270,361	270,361
Tax services	—	—	—	—	1,073	1,073
Warehouse finance	—	65	65	—	65,000	65,000
Total National Lending	—	4,972	4,972	13,612	1,832,671	1,846,283
Community Banking
Commercial real estate and operating	—	6,220	6,220	451	790,439	790,890
Consumer one-to-four family real estate and other	—	632	632	94	247,224	247,318
Agricultural real estate and operating	—	1,216	1,216	1,454	59,044	60,498
Total Community Banking	—	8,068	8,068	1,999	1,096,707	1,098,706
Total	$—	$13,040	$13,040	$15,611	$2,929,378	$2,944,989
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

The asset classification of loans and leases at March 31, 2019 and September 30, 2018 were as follows:

Asset Classification	Pass	Watch	Special Mention	Substandard	Total
March 31, 2019	(Dollars in Thousands)
National Lending
Asset based lending	$493,351	$—	$72,894	$5,965	$572,210
Factoring	237,880	—	44,041	6,034	287,955
Lease financing	303,742	—	14,652	3,020	321,414
Insurance premium finance	307,875	—	—	—	307,875
SBA/USDA	63,428	—	14,053	—	77,481
Other commercial finance	98,380	—	576	—	98,956
Commercial finance	1,504,656	—	146,216	15,019	1,665,891
Consumer credit products	139,617	—	—	—	139,617
Other consumer finance	170,824	—	—	—	170,824
Consumer finance	310,441	—	—	—	310,441
Tax services	84,824	—	—	—	84,824
Warehouse finance	186,697	—	—	—	186,697
Total National Lending	2,086,618	—	146,216	15,019	2,247,853
Community Banking
Commercial real estate and operating	857,897	6,672	5,348	—	869,917
Consumer one-to-four family real estate and other	253,698	2,999	306	76	257,079
Agricultural real estate and operating	43,260	5,331	3,038	8,538	60,167
Total Community Banking	1,154,855	15,002	8,692	8,614	1,187,163
Total loans and leases	$3,241,473	$15,002	$154,908	$23,633	$3,435,016

Asset Classification	Pass	Watch	Special Mention	Substandard	Total
September 30, 2018	(Dollars in Thousands)
National Lending
Asset based lending	$418,635	$—	$57,877	$1,405	$477,917
Factoring	248,246	—	32,644	3,331	284,221
Lease financing	252,487	—	3,951	8,877	265,315
Insurance premium finance	336,296	—	1,581	—	337,877
SBA/USDA	39,093	—	20,281	—	59,374
Other commercial finance	85,145	—	—	—	85,145
Commercial finance	1,379,902	—	116,334	13,613	1,509,849
Consumer credit products	80,605	—	—	—	80,605
Other consumer finance	189,756	—	—	—	189,756
Consumer finance	270,361	—	—	—	270,361
Tax services	1,073	—	—	—	1,073
Warehouse finance	65,000	—	—	—	65,000
Total National Lending	1,716,336	—	116,334	13,613	1,846,283
Community Banking
Commercial real estate and operating	778,445	12,251	194	—	790,890
Consumer one-to-four family real estate and other	246,463	537	239	79	247,318
Agricultural real estate and operating	42,292	2,447	4,872	10,887	60,498
Total Community Banking	1,067,200	15,235	5,305	10,966	1,098,706
Total loans and leases	$2,783,536	$15,235	$121,639	$24,579	$2,944,989

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

Through March 31, 2019, the Bank has launched two consumer credit programs. During the second quarter of fiscal 2018, the Bank entered into a three-year program agreement with Liberty Lending, LLC ("Liberty Lending") whereby the Bank provides personal loans to Liberty Lending customers. The Bank and Liberty Lending market the program jointly through a wide variety of marketing channels. The loan products under the agreement with Liberty Lending are closed-end installment loans ranging from $3,500 to $45,000 in initial principal amount with durations of between 13 and 60 months.

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

The Company originates one-to-four family real estate loans with terms up to a maximum of 30 years and with loan-to-value ratios up to 100% of the lesser of the appraised value of the property securing the loan or the contract price. However, the vast majority of these loans are originated with loan-to-value ratios below 80%. The Company generally requires that private mortgage insurance be obtained in an amount sufficient to reduce the Company’s exposure to at or below the 80% loan‑to‑value level. Due to consumer demand, the Company also offers fixed-rate mortgage loans with terms up to 30 years, which may conform to secondary market standards such as those imposed by Fannie Mae, Ginnie Mae, and Freddie Mac. The Company typically holds all fixed-rate mortgage loans and does not engage in secondary market sales.  The Company also currently offers five- and ten-year ARM loans.

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

Past due loans and leases at March 31, 2019 and September 30, 2018 were as follows:

	Accruing and Non-accruing Loans and Leases						Non-performing Loans and Leases
Past Due Loans and Leases	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Non-accrual balance	Total
March 31, 2019	(Dollars in Thousands)
National Lending
Asset based lending	$799	$1,712	$78	$2,589	$569,621	$572,210	$—	$266	$266
Factoring	—	—	—	—	287,955	287,955	—	716	716
Lease financing	9,291	1,227	1,761	12,279	309,135	321,414	645	1,802	2,447
Insurance premium finance	2,009	767	1,640	4,416	303,459	307,875	1,640	—	1,640
SBA/USDA	1,078	—	—	1,078	76,403	77,481	—	—	—
Other commercial finance	—	—	—	—	98,956	98,956	—	—	—
Commercial finance	13,177	3,706	3,479	20,362	1,645,529	1,665,891	2,285	2,784	5,069
Consumer credit products	1,080	667	420	2,167	137,450	139,617	420	—	420
Other consumer finance	1,256	504	1,853	3,613	167,211	170,824	1,853	—	1,853
Consumer finance	2,336	1,171	2,273	5,780	304,661	310,441	2,273	—	2,273
Tax services	667	—	—	667	84,157	84,824	—	—	—
Warehouse finance	—	—	—	—	186,697	186,697	—	—	—
Total National Lending	16,180	4,877	5,752	26,809	2,221,044	2,247,853	4,558	2,784	7,342
Community Banking
Commercial real estate and operating	271	—	—	271	869,646	869,917	—	—	—
Consumer one-to-four family real estate and other	110	250	76	436	256,643	257,079	—	76	76
Agricultural real estate and operating	—	—	2,200	2,200	57,967	60,167	2,200	—	2,200
Total Community Banking	381	250	2,276	2,907	1,184,256	1,187,163	2,200	76	2,276
Total Loans and Leases	$16,561	$5,127	$8,028	$29,716	$3,405,300	$3,435,016	$6,758	$2,860	$9,618

	Accruing and Non-accruing Loans and Leases						Non-performing Loans and Leases
Past Due Loans and Leases	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Non-accrual balance	Total
September 30, 2018	(Dollars in Thousands)
National Lending
Asset based lending	$1,235	$2,151	$94	$3,480	$474,437	$477,917	$94	$—	$94
Factoring	—	—	—	—	284,221	284,221	—	—	—
Lease financing	16,542	532	2,921	19,995	245,320	265,315	726	2,864	3,590
Insurance premium finance	1,864	1,019	2,981	5,864	332,013	337,877	2,981	—	2,981
SBA/USDA	1,067	—	—	1,067	58,307	59,374	—	—	—
Other commercial finance	—	—	—	—	85,145	85,145	—	—	—
Commercial finance	20,708	3,702	5,996	30,406	1,479,443	1,509,849	3,801	2,864	6,665
Consumer credit products	532	284	147	963	79,642	80,605	147	—	147
Other consumer finance	2,677	1,311	2,237	6,225	183,531	189,756	2,237	—	2,237
Consumer finance	3,209	1,595	2,384	7,188	263,173	270,361	2,384	—	2,384
Tax services	—	—	1,073	1,073	—	1,073	1,073	—	1,073
Warehouse finance	—	—	—	—	65,000	65,000	—	—	—
Total National Lending	23,917	5,297	9,453	38,667	1,807,616	1,846,283	7,258	2,864	10,122
Community Banking
Commercial real estate and operating	—	—	—	—	790,890	790,890	—	—	—
Consumer one-to-four family real estate and other	105	—	79	184	247,134	247,318	79	—	79
Agricultural real estate and operating	—	—	—	—	60,498	60,498	—	—	—
Total Community Banking	105	—	79	184	1,098,522	1,098,706	79	—	79
Total Loans and Leases	$24,022	$5,297	$9,532	$38,851	$2,906,138	$2,944,989	$7,337	$2,864	$10,201

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

Impaired loans and leases at March 31, 2019 and September 30, 2018 were as follows:

March 31, 2019	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans and leases without a specific valuation allowance	(Dollars in Thousands)
National Lending
Asset based lending	$4,887	$5,399	$—
Factoring	6,009	7,084	—
Lease financing	2,209	2,209	—
Commercial finance	13,105	14,692	—
Other consumer finance	1,236	1,304	—
Consumer finance	1,236	1,304	—
Total National Lending	14,341	15,996	—
Community Banking
Consumer one-to-four family real estate and other	134	153	—
Agricultural real estate and operating	1,220	1,220	—
Total Community Banking	1,354	1,373	—
Total	$15,695	$17,370	$—
Loans and leases with a specific valuation allowance
National Lending
Asset based lending	$1,078	$1,078	$62
Factoring	25	25	12
Lease financing	90	90	67
Commercial finance	1,193	1,193	141
Total National Lending	1,193	1,193	141
Total	$1,193	$1,193	$141

September 30, 2018	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans and leases without a specific valuation allowance	(Dollars in Thousands)
National Lending
Asset based lending	$1,325	$1,325	$—
Factoring	1,383	1,713	—
Lease financing	5,491	5,491	—
Commercial finance	8,199	8,529	—
Total National Lending	8,199	8,529	—
Community Banking	405	405	—
Commercial real estate and operating	140	140	—
Consumer one-to-four family real estate and other	1,454	1,454	—
Agricultural real estate and operating	1,999	1,999	—
Total	$10,198	$10,528	$—
Loans and leases with a specific valuation allowance
National Lending
Asset based lending	$79	$79	$22
Factoring	1,948	2,198	49
Lease financing	3,386	3,386	517
Commercial finance	5,413	5,663	588
Total National Lending	5,413	5,663	588
Total	$5,413	$5,413	$588

The following table provides the average recorded investment in impaired loans and leases for the three and six month periods ended March 31, 2019 and 2018.

Three Months Ended March 31,	2019		2018
	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
	(Dollars in Thousands)
National Lending
Asset based lending	$3,569	$95	$—	$—
Factoring	3,131	—	—	—
Lease financing	4,100	7	—	—
Commercial finance	10,800	102	—	—
Other consumer finance	1,232	10	—	—
Consumer finance	1,232	10	—	—
Total National Lending	12,032	112	—	—
Community Banking
Commercial real estate and operating	268	—	705	5
Consumer one-to-four family real estate and other	137	—	229	6
Agricultural real estate and operating	1,414	10	1,680	50
Total Community Banking	1,819	10	2,614	61
Total loans and leases	$13,851	$122	$2,614	$61

Six Months Ended March 31,	2019		2018
	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
	(Dollars in Thousands)
National Lending
Asset based lending	$2,648	$174	$—	$—
Factoring	2,956	5	—	—
Lease financing	5,842	17	—	—
Commercial finance	11,446	196	—	—
Other consumer finance	1,227	10	—	—
Consumer finance	1,227	10	—	—
Total National Lending	12,673	206	—	—
Community Banking
Commercial real estate and operating	336	4	840	10
Consumer one-to-four family real estate and other	138	2	165	9
Agricultural real estate and operating	1,443	35	1,015	64
Total Community Banking	1,917	41	2,020	83
Total loans and leases	$14,590	$247	$2,020	$83

The Company’s troubled debt restructurings ("TDRs") typically involve forgiving a portion of interest or principal on existing loans, making loans at a rate materially less than current market rates, or extending the term of the loan. There were $1.5 million of national lending loans and leases that were modified in a TDR during the three months ended March 31, 2019, all of which were modified to extend the term of the loan, and no community banking loans that were modified in a TDR. There were $2.6 million of community banking loans that were modified in a TDR during the three months ended March 31, 2018.

There were $1.6 million of national lending loans and leases and $0.1 million of community banking loans that were modified in a TDR during the six months ended March 31, 2019, all of which were modified to extend the term of the loan. There were $3.8 million of community banking loans that were modified in a TDR during the six months ended March 31, 2018. During the six months ended March 31, 2019, the Company had $0.9 million of community banking loans that were modified as a TDR within the previous 12 months and for which there was a payment default. During the six months ended March 31, 2018, the Company had $0.1 million of community banking loans that were modified as a TDR within the previous 12 months and for which there was a payment default.

At March 31, 2019, foreclosed and repossessed assets totaled $29.5 million, compared to $31.6 million at September 30, 2018. There were no impairments on or valuation allowances established for any foreclosed and repossess assets at either date. The Company did not have any loans or leases in the process of foreclosure at March 31, 2019.

NOTE 5. EARNINGS PER COMMON SHARE

Earnings per common share is computed after deducting any preferred dividends, if applicable. The Company has granted restricted share awards with dividend rights that are considered to be participating securities. Accordingly, a portion of the Company’s earnings is allocated to those participating securities in the earnings per share calculation. Basic earnings per common share is computed by dividing income available to common stockholders after the allocation of dividends and undistributed earnings to the participating securities by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, and is computed after giving consideration to the weighted average dilutive effect of the Company’s stock options and after the allocation of earnings to the participating securities. Antidilutive options are disregarded in earnings per share calculations. The share and per share amounts for fiscal year 2018 have been restated to reflect the 3-for-1 forward stock split of the Company's common stock that was effected by the Company on October 4, 2018.

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted earnings per share for the three and six months ended March 31, 2019 and 2018 is presented below.

Three Months Ended March 31,	2019	2018
(Dollars in Thousands, Except Share and Per Share Data)
Basic income per common share:
Net income attributable to Meta Financial Group, Inc.	$32,120	$31,436
Weighted average common shares outstanding	39,429,595	29,061,180
Basic income per common share	0.81	1.08

Diluted income per common share:
Net income attributable to Meta Financial Group, Inc.	$32,120	$31,436
Weighted average common shares outstanding	39,429,595	29,061,180
Outstanding options - based upon the two-class method	67,237	118,956
Weighted average diluted common shares outstanding	39,496,832	29,180,136
Diluted income per common share	0.81	1.08

Six Months Ended March 31,	2019	2018
(Dollars in Thousands, Except Share and Per Share Data)
Basic income per common share:
Net income attributable to Meta Financial Group, Inc.	$47,518	$36,106
Weighted average common shares outstanding	39,381,682	29,015,376
Basic income per common share	1.21	1.24

Diluted income per common share:
Net income attributable to Meta Financial Group, Inc.	$47,518	$36,106
Weighted average common shares outstanding	39,381,682	29,015,376
Outstanding options - based upon the two-class method	68,581	115,038
Weighted average diluted common shares outstanding	39,450,263	29,130,414
Diluted income per common share	1.20	1.24

NOTE 6. SECURITIES

On October 1, 2018, the Company adopted ASU 2016-01 on a prospective basis, which redefined the definition of equity securities and required their segregation from available for sale debt securities. While changes in the fair value of debt securities continue to be recorded in the equity category of accumulated other comprehensive income, the new guidance requires that changes in fair value of equity securities with readily determinable fair value be recorded in current earnings. As required by the new guidance, the unrealized gain in fair value on equity securities with readily determinable fair value (recorded in accumulated other comprehensive income at September 30, 2018) was reclassified to retained earnings on October 1, 2018. The amount of the reclassification was $0.5 million, net of tax. Equity securities with readily determinable fair value include mutual funds of $1.8 million at cost and $1.9 million at fair value at March 31, 2019.

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale ("AFS") and held to maturity ("HTM") debt securities at March 31, 2019 and September 30, 2018 are presented below.

At March 31, 2019	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities AFS
SBA securities	$163,621	$637	$(155)	$164,103
Obligations of states and political subdivisions	11,432	106	(9)	11,529
Non-bank qualified obligations of states and political subdivisions	629,732	1,357	(9,447)	621,642
Asset-backed securities	284,701	1,286	(1,598)	284,389
Mortgage-backed securities	419,024	1,064	(6,595)	413,493
Total debt securities AFS	$1,508,510	$4,450	$(17,804)	$1,495,156
Common equities and mutual funds(1)(2)	$3,592	$619	$—	$4,211
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at March 31, 2019 and September 30, 2018.
(2) ASU 2016-01 adopted on October 1, 2018, on a prospective basis, removed equity securities from AFS category at March 31, 2019.

At September 30, 2018	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities AFS
SBA securities	$45,591	$1	$(1,255)	$44,337
Obligations of states and political subdivisions	17,154	49	(293)	16,910
Non-bank qualified obligations of states and political subdivisions	1,140,884	826	(31,825)	1,109,885
Asset-backed securities	310,700	2,585	(257)	313,028
Mortgage-backed securities	378,301	—	(14,236)	364,065
Total debt securities AFS	$1,892,630	$3,461	$(47,866)	$1,848,225
Common equities and mutual funds(1)	3,172	635	(7)	3,800
Total AFS securities(1)	$1,895,802	$4,096	$(47,873)	$1,852,025
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at March 31, 2019 and September 30, 2018.

Held to Maturity
At March 31, 2019	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Non-bank qualified obligations of states and political subdivisions	$146,992	$—	$(5,224)	$141,768
Mortgage-backed securities	7,606	—	(210)	7,396
Total held to maturity securities	$154,598	$—	$(5,434)	$149,164

At September 30, 2018	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities
Non-bank qualified obligations of states and political subdivisions	$163,893	$—	$(10,758)	$153,135
Mortgage-backed securities	7,850	—	(422)	7,428
Total held to maturity securities	$171,743	$—	$(11,180)	$160,563

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

GAAP requires that, at acquisition, an enterprise classify debt securities into one of three categories: AFS, HTM or trading. AFS securities are carried at fair value on the consolidated statements of financial condition, and unrealized holding gains and losses are excluded from earnings and recognized as a separate component of equity in accumulated other comprehensive income (“AOCI”). HTM debt securities are measured at amortized cost. Both AFS and HTM are subject to review for other-than-temporary impairment. The Company did not have any trading securities at March 31, 2019 or September 30, 2018.

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019 and September 30, 2018, were as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At March 31, 2019	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities AFS
SBA securities	$41,845	$(29)	$27,214	$(126)	$69,059	$(155)
Obligations of states and political subdivisions	—	—	2,052	(9)	2,052	(9)
Non-bank qualified obligations of states and political subdivisions	10,210	(2)	448,680	(9,445)	458,890	(9,447)
Asset-backed securities	148,254	(1,539)	12,184	(59)	160,438	(1,598)
Mortgage-backed securities	32,722	(13)	282,789	(6,582)	315,511	(6,595)
Total debt securities AFS	$233,031	$(1,583)	$772,919	$(16,221)	$1,005,950	$(17,804)
Common equities and mutual funds(1)(2)	—	—	—	—	—	—
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at March 31, 2019 and September 30, 2018.
(2) ASU 2016-01 adopted on October 1, 2018, on a prospective basis, removed equity securities from AFS category at March 31, 2019.

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2018	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities AFS
SBA securities	$43,097	$(1,255)	$—	$—	$43,097	$(1,255)
Obligations of state and political subdivisions	11,036	(279)	881	(14)	11,917	(293)
Non-bank qualified obligations of states and political subdivisions	626,693	(13,539)	358,095	(18,286)	984,788	(31,825)
Asset-backed securities	146,638	(257)	—	—	146,638	(257)
Mortgage-backed securities	121,217	(3,292)	242,849	(10,944)	364,066	(14,236)
Total debt securities AFS	$948,681	$(18,622)	$601,825	$(29,244)	$1,550,506	$(47,866)
Common equities and mutual funds(1)	1,818	(7)	—	—	1,818	(7)
Total debt AFS securities(1)	$950,499	$(18,629)	$601,825	$(29,244)	$1,552,324	$(47,873)
(1)Equity securities at fair value are included within other assets on the consolidated statement of financial condition at March 31, 2019 and September 30, 2018.

Held To Maturity	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At March 31, 2019	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Non-bank qualified obligations of states and political subdivisions	$—	$—	$141,768	$(5,225)	$141,768	$(5,225)
Mortgage-backed securities	—	—	7,396	(210)	7,396	(210)
Total held to maturity securities	$—	$—	$149,164	$(5,435)	$149,164	$(5,435)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2018	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities
Non-bank qualified obligations of states and political subdivisions	$5,767	$(287)	$147,368	$(10,471)	$153,135	$(10,758)
Mortgage-backed securities	—	—	7,428	(422)	7,428	(422)
Total held to maturity securities	$5,767	$(287)	$154,796	$(10,893)	$160,563	$(11,180)

At March 31, 2019, the investment portfolio included securities with current unrealized losses that have existed for longer than one year.  All of these securities are considered to be acceptable credit risks. Because (i) the declines in fair value were due to changes in market interest rates, not in estimated cash flows, (ii) the Company does not intend or has not made a decision to sell these securities and (iii) it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, which may occur at maturity, no other-than-temporary impairment was recorded at March 31, 2019.

The amortized cost and fair value of debt securities by contractual maturity as of the dates set forth below are shown below.  Certain securities have call features which allow the issuer to call the security prior to maturity.  Expected maturities may differ from contractual maturities in mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.  The expected maturities of certain housing related municipal securities, SBA and asset-backed securities may differ from contractual maturities because the borrowers may have the right to prepay the obligation. However, certain prepayment penalties may apply.

Securities at Fair Value	AMORTIZED COST	FAIR VALUE

At March 31, 2019	(Dollars in Thousands)

Due in one year or less	$1,020	$1,019
Due after one year through five years	15,058	15,285
Due after five years through ten years	64,894	65,335
Due after ten years	1,008,514	1,000,024
	1,089,486	1,081,663
Mortgage-backed securities	419,024	413,493
Total securities at fair value	$1,508,510	$1,495,156

	AMORTIZED COST	FAIR VALUE
At September 30, 2018	(Dollars in Thousands)

Due in one year or less	$2,532	$2,529
Due after one year through five years	41,415	41,504
Due after five years through ten years	352,099	350,143
Due after ten years	1,118,283	1,089,984
	1,514,329	1,484,160
Mortgage-backed securities	378,301	364,065
Common equities and mutual funds(1)	3,172	3,800
Total securities at fair value	$1,895,802	$1,852,025
(1)Equity securities at fair value are included within other assets on the consolidated statement of financial condition at March 31, 2019 and September 30, 2018.

Held To Maturity	AMORTIZED COST	FAIR VALUE

At March 31, 2019	(Dollars in Thousands)

Due after ten years	$146,992	$141,768
	146,992	141,768
Mortgage-backed securities	7,606	7,396
Total held to maturity securities at cost	$154,598	$149,164

	AMORTIZED COST	FAIR VALUE
At September 30, 2018	(Dollars in Thousands)
Due after ten years	$163,893	$153,135
	163,893	153,135
Mortgage-backed securities	7,850	7,428
Total held to maturity securities at cost	$171,743	$160,563

Other investments, at cost, which are included in other assets on the consolidated statement of financial condition, include equity securities without a readily determinable fair value and shares of stock in the Federal Home Loan Bank ("FHLB") of Des Moines. Equity securities without a readily determinable fair value totaled $2.4 million at March 31, 2019 and $2.0 million at September 30, 2018, respectively. FHLB of Des Moines stock at March 31, 2019 and September 30, 2018 totaled $7.4 million and $23.4 million, respectively. The decrease in FHLB stock directly correlates with lower short-term borrowings balances at March 31, 2019 compared to September 30, 2018. The Company’s wholly-owned subsidiary, MetaBank, is required by federal law to maintain FHLB stock as a member of FHLB of Des Moines. These equity securities are ‘restricted’ in that they can only be sold back to the respective institution from which they were acquired or another member institution at par. Therefore, FHLB stock is less liquid than other marketable equity securities, and the fair value approximates cost. The Company evaluates impairment for investments held at cost on at least an annual basis based on the ultimate recoverability of the par value. No impairment was recognized for such investments for the six months ended March 31, 2019.

NOTE 7. RENTAL EQUIPMENT, NET
Rental equipment was as follows as of March 31, 2019 and September 30, 2018.

	March 31, 2019	September 30, 2018
	(Dollars in thousands)
Computers and IT networking equipment	$43,896	$53,035
Motor vehicles and other	59,589	43,505
Office furniture and equipment	3,409	3,590
Solar panels and equipment	81,498	57,242
Total	188,392	157,372

Accumulated depreciation	(48,305)	(50,082)
Net book value	$140,087	$107,290
During the second quarter of fiscal year 2019, an impairment was recorded related to solar panels and equipment. Please refer to Note 3 for further discussion.
Future minimum lease payments receivable on equipment under operating leases was as follows as of March 31, 2019.

March 31, 2019
(Dollars in thousands)
2019	$12,849
2020	20,737
2021	16,290
2022	10,135
2023	8,220
2024 and thereafter	10,164
Total	$78,395

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

The Company held a total of $307.5 million of goodwill as of March 31, 2019. The recorded goodwill is a result of multiple business combinations that have occurred since fiscal year 2015, the most recent being the merger with Crestmark pursuant to the Crestmark acquisition that closed on August 1, 2018. Goodwill is assessed for impairment at a reporting unit level, which is one level below the operating segments.

The changes in the carrying amount of the Company’s goodwill and intangible assets for the six months ended March 31, 2019 and 2018 were as follows:

	Payments	Banking	Corporate Services/Other	Total
Goodwill	(Dollars in Thousands)
September 30, 2018	$87,145	$216,125	$—	$303,270
Acquisitions	—	—	—	—
Measurement Period Adjustments (1)	—	4,194	—	4,194
Impairment	—	—	—	—
March 31, 2019	$87,145	$220,319	$—	$307,464

September 30, 2017	$87,145	$11,578	$—	$98,723
Acquisitions	—	—	—	—
Impairment	—	—	—	—
March 31, 2018	$87,145	$11,578	$—	$98,723
(1) The Company recognized measurement period adjustments on provisional goodwill during the second fiscal quarter of 2019 related to the Crestmark acquisition. Refer to Note 3. Acquisitions.

	Trademark(1)	Non-Compete(2)	Customer Relationships(3)	All Others(4)	Total
Intangibles	(Dollars in Thousands)
Balance as of September 30, 2018	$12,987	$1,297	$48,455	$7,980	$70,719
Acquisitions during the period	—	—	—	78	78
Amortization during the period	(514)	(235)	(8,742)	(487)	(9,978)
Write-offs during the period	—	—	—	(313)	(313)
Balance as of March 31, 2019	$12,473	$1,062	$39,713	$7,258	$60,506

Gross carrying amount	$14,624	$2,480	$82,088	$10,667	$109,859
Accumulated amortization	(2,151)	(1,418)	(32,127)	(2,750)	(38,446)
Accumulated impairment	—	—	(10,248)	(659)	(10,907)
Balance as of March 31, 2019	$12,473	$1,062	$39,713	$7,258	$60,506
(1) Book amortization period of 5-15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 3-5 years. Amortized using the straight line method.
(3) Book amortization period of 10-30 years. Amortized using the accelerated method.
(4) Book amortization period of 3-20 years. Amortized using the straight line method.

	Trademark(1)	Non-Compete(2)	Customer Relationships(3)	All Others(4)	Total
Intangibles	(Dollars in Thousands)
Balance as of September 30, 2017	$10,051	$1,782	$31,707	$8,638	$52,178
Acquisitions during the period	—	—	—	47	47
Amortization during the period	(319)	(249)	(3,388)	(456)	(4,412)
Write-offs during the period	—	—	—	(89)	(89)
Balance as of March 31, 2018	$9,732	$1,533	$28,319	$8,140	$47,724

Gross carrying amount	$10,990	$2,480	$57,810	$10,550	$81,830
Accumulated amortization	(1,258)	(947)	(19,243)	(1,792)	(23,240)
Accumulated impairment	—	—	(10,248)	(618)	(10,866)
Balance as of March 31, 2018	$9,732	$1,533	$28,319	$8,140	$47,724
(1) Book amortization period of 15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 3 years. Amortized using the straight line method.
(3) Book amortization period of 10-30 years. Amortized using the accelerated method.
(4) Book amortization period of 3-20 years. Amortized using the straight line method.

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in the remaining six months of fiscal 2019 and subsequent fiscal years is as follows:

(Dollars in Thousands)
Remaining in 2019	$7,731
2020	10,984
2021	8,525
2022	6,399
2023	5,081
2024	4,363
Thereafter	17,423
Total anticipated intangible amortization	$60,506

The Company tests intangible assets for impairment at least annually or more often if conditions indicate a possible impairment.  There was $0.1 million in impairments to intangible assets during the three and six months ended March 31, 2019 and no impairments to intangible assets during the three and six months ended March 31, 2018.

NOTE 9. STOCK COMPENSATION

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

The following tables show the activity of options and nonvested (restricted) shares granted, exercised, or forfeited under the 2002 Omnibus Incentive Plan for the six months ended March 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Per Share Data (1))
Options outstanding, September 30, 2018	155,961	$8.48	1.78	$2,974
Granted	—	—	—	—
Exercised	(45,132)	8.95	—	742
Forfeited or expired	(3,027)	10.60	—	33
Options outstanding, March 31, 2019	107,802	$8.23	1.47	$1,235

Options exercisable, March 31, 2019	107,802	$8.23	1.47	$1,235

	Number of Shares	Weighted Average Fair Value at Grant
(Dollars in Thousands, Except Per Share Data (1))
Nonvested (restricted) shares outstanding, September 30, 2018	1,005,813	$29.89
Granted	296,302	24.84
Vested	(347,354)	26.78
Forfeited or expired	(1,623)	26.17
Nonvested (restricted) shares outstanding, March 31, 2019	953,138	$29.46
(1) All share and per share data has been adjusted to reflect the 3-for-1 forward stock split effected by the Company on October 4, 2018.

At March 31, 2019, stock-based compensation expense not yet recognized in income totaled $15.8 million, which is expected to be recognized over a weighted average remaining period of 3.11 years.

NOTE 10. INCOME TAXES

The Company recorded an income tax benefit of $2.1 million for the six months ended March 31, 2019, resulting in an effective tax rate of (4.40%), compared to an income tax expense of $12.2 million, or an effective tax rate of 25.31%, for the six months ended March 31, 2018. The Company’s effective tax rate is lower than the U.S. statutory rate of 21% primarily because of the anticipated effect of investment tax credits during fiscal year 2019. The Company’s effective tax rate in the future will depend in part on actual investment tax credits earned as part of its financing of solar energy projects.

The table below compares the income tax expense components for the periods presented.

Six Months Ended March 31,	2019	2018
(Dollars in Thousands)
Provision at statutory rate	$9,541	$11,857
Tax-exempt income	(1,824)	(3,728)
State income taxes	2,143	2,003
Interim period effective rate adjustment	(3,968)	(1,277)
Tax credit investments, net - federal	(9,568)	—
Tax Reform rate adjustment	—	3,635
IRC 162(m) nondeductible compensation	1,561	—
Other, net	29	(258)
Income tax expense	$(2,086)	$12,232
Effective tax rate	(4.40%)	25.31%

NOTE 11. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank makes various commitments to extend credit that are not reflected in the accompanying Consolidated Financial Statements.

At March 31, 2019 and September 30, 2018, unfunded loan commitments approximated $860.4 million and $748.8 million, respectively, excluding undisbursed portions of loans in process. Commitments, which are disbursed subject to certain limitations, extend over various periods of time.  Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract.

The Company had no commitments to purchase securities at March 31, 2019 and $1.4 million in commitments to purchase securities at September 30, 2018. The Company had no commitments to sell securities at March 31, 2019 or September 30, 2018.

The exposure to credit loss in the event of non-performance by other parties to financial instruments for commitments to extend credit is represented by the contractual amount of those instruments.  The same credit policies and collateral requirements are used in making commitments and conditional obligations as are used for on-balance-sheet instruments. At March 31, 2019 and at September 30, 2018, the Company had an allowance for credit losses on off-balance sheet credit exposures of $0.1 million. This amount is maintained as a separate liability account within other liabilities.

Since certain commitments to make loans and to fund lines of credit and loans in process expire without being used, the amount does not necessarily represent future cash commitments.  In addition, commitments used to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.

As disclosed in Note 3. Acquisitions, the Company continues to monitor the bankruptcy proceedings and federal investigations of DC Solar. As of the date of the filing of this quarterly report, the Company has not accrued for any additional loss contingencies related to DC Solar as of March 31, 2019.

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

The Bank was served on December 24, 2018, with a lawsuit captioned The Ohio Valley Bank Company v. MetaBank dba Refund Advantage, Case No. 18 CV 134 in the Court of Common Pleas, Gallia County, Ohio. This action alleges that MetaBank breached a contract with The Ohio Valley Bank Company by terminating the contract before the term expired, resulting in over $3.0 million in damages. The Bank intends to vigorously defend this claim. The Company has established an accrual for this related claim.

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

NOTE 12. REVENUE FROM CONTRACTS WITH CUSTOMERS

On October 1, 2018, the Company adopted Topic 606 on a modified retrospective basis. Prior period amounts have not been adjusted to reflect the adoption of Topic 606 and continue to be reported in accordance with the Company’s historical accounting policies. The impact of the Company’s adoption of Topic 606 was limited to the MPS division within the Payments reporting segment. Upon adoption, Meta recorded a cumulative-effect adjustment that increased retained earnings by $1.5 million, net of tax.

Topic 606 applies to all contracts with customers unless such revenue is specifically addressed under existing guidance. The table below presents the Company’s revenue by operating segment. For additional descriptions of the Company’s operating segments, including additional financial information and the underlying management accounting process, see Note 14. Segment Reporting to the Consolidated Financial Statements.

(Dollars in thousands)	Payments		Banking		Corporate Services/Other		Consolidated Company
Three Months Ended March 31,	2019	2018	2019	2018	2019	2018	2019	2018
Net interest income(1)	$13,607	$4,933	$56,271	$16,120	$1,472	$6,352	$71,350	$27,405
Noninterest income:
Refund transfer product fees	31,601	33,803	—	—	—	—	31,601	33,803
Tax advance product fees(1)	33,038	33,838	—	—	—	—	33,038	33,838
Card fees	22,960	26,771	92	85	—	—	23,052	26,856
Rental income(1)	—	—	9,890	—	—	—	9,890	—
Loan and lease fees(1)	—	—	925	1,042	—	—	925	1,042
Bank-owned life insurance(1)	—	—	—	—	631	650	631	650
Deposit fees	1,711	879	382	103	—	—	2,093	982
Gain (loss) on sale of securities available-for-sale, net(1)	—	—	—	—	231	(166)	231	(166)
Gain on sale of loans and leases(1)	—	—	1,085	—	—	—	1,085	—
Loss on foreclosed real estate(1)	—	—	(200)	—	—	—	(200)	—
Other income(1)	442	382	1,774	11	463	21	2,679	414
Total noninterest income	89,752	95,673	13,948	1,241	1,325	505	105,025	97,419
Revenue	$103,359	$100,606	$70,219	$17,361	$2,797	$6,857	$176,375	$124,824
(1) These revenues are not within the scope of Topic 606. Additional details are included in other footnotes to the accompanying financial statements. The scope of Topic 606 explicitly excludes net interest income as well as many other revenues for financial assets and liabilities, including loans, leases, and securities.

(Dollars in thousands)	Payments		Banking		Corporate Services/Other		Consolidated Company
Six Months Ended March 31,	2019	2018	2019	2018	2019	2018	2019	2018
Net interest income(1)	$23,007	$9,602	$108,063	$31,717	$552	$12,282	$131,622	$53,601
Noninterest income:
Refund transfer product fees	31,862	33,995	—	—	—	—	31,862	33,995
Tax advance product fees(1)	34,723	35,785	—	—	—	—	34,723	35,785
Card fees	42,233	51,945	170	158	—	—	42,403	52,103
Rental income(1)	—	—	20,780	—	—	—	20,780	—
Loan and lease fees(1)	—	—	2,173	2,334	—	—	2,173	2,334
Bank-owned life insurance(1)	—	—	—	—	1,273	1,319	1,273	1,319
Deposit fees	3,245	1,607	786	223	—	—	4,031	1,830
Gain (loss) on sale of securities available-for-sale, net(1)	—	—	—	—	209	(1,176)	209	(1,176)
Gain on sale of loans and leases(1)	—	—	1,951	—	—	—	1,951	—
Loss on foreclosed real estate(1)	—	—	(185)	(19)	—	—	(185)	(19)
Other income(1)	515	442	2,542	30	499	44	3,556	516
Total noninterest income	112,578	123,774	28,217	2,726	1,981	187	142,776	126,687
Revenue	$135,585	$133,376	$136,280	$34,443	$2,533	$12,469	$274,398	$180,288
(1) These revenues are not within the scope of Topic 606. Additional details are included in other footnotes to the accompanying financial statements. The scope of Topic 606 explicitly excludes net interest income as well as many other revenues for financial assets and liabilities, including loans, leases, and securities.

Following is a discussion of key revenues within the scope of Topic 606. The Company provides services to customers that have related performance obligations that must be completed to recognize revenue. Revenues are generally recognized immediately upon the completion of the service or over time as services are performed. Any services performed over time generally require that the Company renders services each period, therefore the Company measures progress in completing these services based upon the passage of time. Revenue from contracts with customers did not generate significant contract assets and liabilities.

Refund Transfer Product Fees
Refund transfer fees are specific to the tax products offered by Refund Advantage and EPS. These fees are for products, services such as payment processing, and product referral commissions. Software partner fees paid and/or incurred are recorded on a net basis. The Company’s obligation for product fees and commissions is satisfied at the time of the product delivery and obligation for payment processing is satisfied at the time of processing. The transaction price for such activity is based upon stand-alone fees within the terms and conditions. As of March 31, 2019, there were no receivables related to refund transfer fees, which reflect earned revenue with unconditional rights to payment for product fee income, while as of September 30, 2018, there were $827,039 of such receivables. All refund transfer fees are recorded within the Payments reporting segment.

Card Fees
Card fees relate to MPS, retail bank, Refund Advantage and EPS products. These fees are for products and services such as card activation, product support, processing, and servicing. The Company earns these fees based upon the underlying terms and conditions with each cardholder over the contract term. Agreements with the Company’s cardholders are considered daily service contracts as they are not fixed in duration. The Company’s obligation for card activation and product support fees is satisfied at the time of product delivery, while the obligation for processing and servicing is satisfied over the course of each month. The transaction price for such activity is based upon the stand-alone fees within the terms and conditions of the cardholder agreements. Card fee revenue also includes income from sponsorships, associations and networks, and interchange income. Sponsorship income relates to fees charged to the Company’s ATM sponsorship partners, where the obligation is satisfied over the course of each month. Association and network income reflect incentives, performance bonuses and rebates with MasterCard and Visa. The obligation for such income is satisfied at the time when certain thresholds of transaction volume have been met. Interchange income is generated by cardholder activity, and therefore the Company’s obligations are satisfied as activity occurs. The transaction price for such activity is based on underlying rates and activity thresholds within the terms and conditions of the applicable agreements. Card fee revenue also includes breakage revenue. Breakage represents the estimated amount that will not be redeemed by the holder of unregistered, unused prepaid cards for goods or services. Breakage revenue is recognized ratably over the expected customer usage period and is an estimate based on cardholder behavior and breakage rates. Breakage is also impacted by escheatment laws. Card fees are recorded within the Payments and Banking reporting segments.

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

NOTE 13. FAIR VALUE MEASUREMENTS

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

Debt Securities Available for Sale and Equity Securities.  Debt securities available for sale and equity securities are recorded at fair value on a recurring basis and securities held to maturity are carried at amortized cost.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service.  For both Level 1 and Level 2 securities, management uses various methods and techniques to corroborate prices obtained from the pricing service, including but not limited to reference to dealer or other market quotes, and by reviewing valuations of comparable instruments.  The Company’s Level 1 securities include equity securities and mutual funds.  Level 2 securities include U.S. Government agency and instrumentality securities, U.S. Government agency and instrumentality mortgage-backed securities, municipal bonds and corporate debt securities.  The Company had no Level 3 securities at March 31, 2019 or September 30, 2018.

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

The following table summarizes the fair values of debt securities available for sale and equity securities at March 31, 2019 and September 30, 2018, as they are measured at fair value on a recurring basis.

	Fair Value At March 31, 2019
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Debt securities AFS
Small business administration securities	$164,103	$—	$164,103	$—
Obligations of states and political subdivisions	11,529	—	11,529	—
Non-bank qualified obligations of states and political subdivisions	621,642	—	621,642	—
Asset-backed securities	284,389	—	284,389	—
Mortgage-backed securities	413,493	—	413,493	—
Total debt securities AFS	1,495,156	—	1,495,156	—
Common equities and mutual funds(1)(2)	$4,211	$4,211	$—	$—
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at March 31, 2019 and September 30, 2018.
(2) ASU 2016-01 adopted on October 1, 2018, on a prospective basis, removed equity securities from AFS category at March 31, 2019.

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
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at March 31, 2019 and September 30, 2018.

The Company did not transfer any AFS debt securities or equity securities between fair value hierarchy categories at March 31, 2019 or September 30, 2018.

Loans and Leases.  The Company does not record loans and leases at fair value on a recurring basis.  If a loan or lease is identified as individually impaired, management then measures impairment in accordance with ASC 310, Receivables. See Note 4 Loans and Leases, Net for further information.

The following table summarizes the assets of the Company that were measured at fair value in the consolidated statements of financial condition on a non-recurring basis as of March 31, 2019 and September 30, 2018.

	Fair Value At March 31, 2019
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans and Leases, net
Asset Based Lending	$1,218	$—	$—	$1,218
Factoring	13	—	—	13
Lease Financing	23	—	—	23
Commercial finance	1,254	—	—	1,254
Total National Lending	1,254	—	—	1,254
Total Impaired Loans and Leases	1,254	—	—	1,254
Foreclosed Assets, net	29,548	—	—	29,548
Total	$30,802	$—	$—	$30,802

	Fair Value At September 30, 2018
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired loans and leases, net
Asset Based Lending	$57	$—	$—	$57
Factoring	1,899	—	—	1,899
Lease Financing	2,869	—	—	2,869
Commercial finance	4,825	—	—	4,825
Total National Lending	4,825	—	—	4,825
Total impaired loans and leases	4,825	—	—	4,825
Foreclosed assets, net	31,638	—	—	31,638
Total	$36,463	$—	$—	$36,463

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at March 31, 2019	Fair Value at September 30, 2018	Valuation Technique	Unobservable Input	Range of Inputs
Impaired loans and leases, net	$1,254	4,825	Market approach	Appraised values (1)	4.00 - 10.00%
Foreclosed Assets, net	$29,548	31,638	Market approach	Appraised values (1)	4.00 - 10.00%

(1)	The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimating selling costs in a range of 4% to 10%.

The following table discloses the Company’s estimated fair value amounts of its financial instruments as of the dates set forth below.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of March 31, 2019 and September 30, 2018, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at March 31, 2019 and September 30, 2018.

	March 31, 2019
(Dollars in Thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$156,461	$156,461	$156,461	$—	$—

Debt securities available for sale	1,495,156	1,495,156	—	1,495,156	—
Debt securities held to maturity	154,598	149,164	—	149,164	—
Equity securities (1)	4,211	4,211	4,211	—	—
Total securities	1,653,965	1,648,531	4,211	1,644,320	—

Loans held for sale	59,745	59,745	—	59,745	—

Loans and leases:
Asset based lending	572,210	551,579	—	—	551,579
Factoring	287,955	283,337	—	—	283,337
Lease financing	321,414	320,411	—	—	320,411
Insurance premium finance	307,875	307,732	—	—	307,732
SBA/USDA	77,481	74,407	—	—	74,407
Other commercial finance	98,956	100,038	—	—	100,038
Commercial finance	1,665,891	1,637,504	—	—	1,637,504
Consumer credit products	139,617	138,748	—	—	138,748
Other consumer finance	170,824	166,925	—	—	166,925
Consumer finance	310,441	305,673	—	—	305,673
Tax services	84,824	60,722	—	—	60,722
Warehouse finance	186,697	186,764	—	—	186,764
Total National Lending	2,247,853	2,190,663	—	—	2,190,663
Commercial real estate and operating	869,917	861,524	—	—	861,524
Consumer one to four family real estate and other	257,079	254,642	—	—	254,642
Agricultural real estate and operating	60,167	58,454	—	—	58,454
Total Community Banking	1,187,163	1,174,620	—	—	1,174,620
Total loans and leases	3,435,016	3,365,283	—	—	3,365,283

Federal Home Loan Bank stock	7,436	7,436	—	7,436	—
Accrued interest receivable	20,281	20,281	20,281	—	—

Financial liabilities
Noninterest-bearing demand deposits	3,034,428	3,034,428	3,034,428	—	—
Interest-bearing demand deposits, savings, and money markets	300,033	300,033	300,033	—	—
Certificates of deposits	154,401	153,951	—	153,951	—
Wholesale non-maturing deposits	207,795	207,795	207,795	—	—
Wholesale certificates of deposits	1,273,650	1,272,291	—	1,272,291	—
Total deposits	4,970,307	4,968,498	3,542,256	1,426,242	—

Securities sold under agreements to repurchase	2,804	2,804	—	2,804	—
Capital leases	1,996	1,996	—	1,996	—
Trust preferred securities	13,661	13,878	—	13,878	—
Subordinated debentures	73,566	75,188	—	75,188	—
Other borrowings	19,357	19,162	—	19,162	—
Accrued interest payable	9,239	9,239	9,239	—	—
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at March 31, 2019 and September 30, 2018.

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

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at March 31, 2019 and September 30, 2018.

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

LOANS AND LEASES, NET
Upon adoption of ASU 2016-01, the fair value of loans and leases were estimated using an exit price methodology. The exit price estimation of fair value is based on the present value of expected cash flows, which are based on the contractual terms of the loans, adjusted for prepayments and a discount rate based on the relative risk of the cash flows. Other considerations include the loan type, remaining life of the loan and credit risk. In comparison, loan and lease fair values as of September 30, 2018 were estimated on an entrance price methodology, which discounts future cash flows using the then-current rates at which a similar loan would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of non-impaired loans and leases as of March 31, 2019 and September 30, 2018 are not comparable.

FEDERAL HOME LOAN BANK (“FHLB”) STOCK
The fair value of FHLB stock is assumed to approximate book value since the Company is only able to redeem this stock at par value.

ACCRUED INTEREST RECEIVABLE
The carrying amount of accrued interest receivable is assumed to approximate the fair value.

DEPOSITS
The carrying values of noninterest-bearing checking deposits, interest-bearing checking deposits, savings, money markets, and wholesale non-maturing deposits are assumed to approximate fair value since deposits are immediately withdrawable without penalty. The fair value of time certificate deposits and wholesale certificate deposits are estimated using a discounted cash flows calculation that applies the FHLB Des Moines curve to aggregated expected maturities of time deposits. In accordance with Subtopic 825-10, Financial Instruments, no value has been assigned to the Company’s long-term relationships with its deposit customers (core value of deposits intangible) since such intangible is not a financial instrument as defined under Subtopic 825-10.

ADVANCES FROM FHLB
The fair value of such advances was estimated by discounting the expected future cash flows using current interest rates for advances with similar terms and remaining maturities.

FEDERAL FUNDS PURCHASED
The carrying amount of federal funds purchased is assumed to approximate the fair value.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE, SUBORDINATED DEBENTURES AND OTHER BORROWINGS
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

NOTE 14. SEGMENT REPORTING

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met.

The Company reports its results of operations through the following three business segments: Payments, Banking, and Corporate Services/Other. The Meta Payment Systems and Tax Services divisions are reported in the Payments segment. The Community Banking, Commercial Finance and Consumer Finance divisions are reported in the Banking segment. Certain shared services, including the investment portfolio, wholesale deposits and borrowings, are included in the Corporate Services/Other segment.

The following tables present segment data for the Company for the three and six months ended March 31, 2019 and 2018, respectively.

	Payments	Banking	Corporate Services/Other	Total
Three Months Ended March 31, 2019
Net interest income (expense)	$13,607	$56,271	$1,472	$71,350
Provision for loan and lease losses	22,474	10,844	—	33,318
Noninterest income	89,752	13,948	1,325	105,025
Noninterest expense	32,178	42,522	35,554	110,254
Income (loss) before income tax expense (benefit)	48,707	16,853	(32,757)	32,803

Total assets	245,872	3,884,673	1,919,497	6,050,042
Total goodwill	87,145	220,319	—	307,464
Total deposits	3,107,264	482,033	1,381,010	4,970,307

	Payments	Banking	Corporate Services/Other	Total
Six Months Ended March 31, 2019
Net interest income (expense)	$23,007	$108,063	$552	$131,622
Provision for loan and lease losses	23,969	18,448	—	42,417
Noninterest income	112,578	28,217	1,981	142,776
Noninterest expense	53,539	76,365	54,645	184,549
Income (loss) before income tax expense (benefit)	58,077	41,467	(52,112)	47,432

Total assets	245,872	3,884,673	1,919,497	6,050,042
Total goodwill	87,145	220,319	—	307,464
Total deposits	3,107,264	482,033	1,381,010	4,970,307

	Payments	Banking	Corporate Services/Other	Total
Three Months Ended March 31, 2018
Net interest income	$4,933	$16,120	$6,352	$27,405
Provision for loan losses	18,129	214	—	18,343
Noninterest income	95,673	1,241	505	97,419
Noninterest expense	44,841	6,984	16,672	68,497
Income (loss) before income tax expense (benefit)	37,636	10,163	(9,815)	37,984

Total assets	243,140	1,510,939	2,547,614	4,301,693
Total goodwill	87,145	11,578	—	98,723
Total deposits	2,882,441	244,149	213,907	3,340,497

	Payments	Banking	Corporate Services/Other	Total
Six Months Ended March 31, 2018
Net interest income	$9,602	$31,717	$12,282	$53,601
Provision for loan losses	19,146	265	—	19,411
Noninterest income	123,774	2,726	187	126,687
Noninterest expense	71,796	13,552	27,191	112,539
Income (loss) before income tax expense (benefit)	42,434	20,626	(14,722)	48,338

Total assets	243,140	1,510,939	2,547,614	4,301,693
Total goodwill	87,145	11,578	—	98,723
Total deposits	2,882,441	244,149	213,907	3,340,497

NOTE 15. SUBSEQUENT EVENTS

Management has evaluated subsequent events that occurred after March 31, 2019. During this period, up to the filing date, management did not identify any material subsequent events that would require recognition or disclosure in our consolidated financial statements as of or for the quarter ended March 31, 2019.

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

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” or the negative of those terms, or other words of similar meaning or similar expressions. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements are based on information currently available to us and assumptions about future events, and include statements with respect to the Company’s beliefs, expectations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such risks, uncertainties and other factors may cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Such statements address, among others, the following subjects: future operating results; customer retention; loan and other product demand; important components of the Company's statements of financial condition and operations; growth and expansion; new products and services, such as those offered by MetaBank or the Company's Payments divisions (which include Meta Payment Systems, Refund Advantage, EPS Financial and Specialty Consumer Services); credit quality and adequacy of reserves; technology; and the Company's employees. The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: maintaining our executive management team; the expected growth opportunities, beneficial synergies and/or operating efficiencies from the Crestmark acquisition may not be fully realized or may take longer to realize than expected; unanticipated or unknown losses and liabilities may be incurred by the Company following the Crestmark acquisition; the costs, risks and effects on the Company of the ongoing federal investigation and bankruptcy proceedings involving DC Solar Solutions, Inc., DC Solar Distribution, Inc., and their affiliates, including the potential financial impact of those matters on the net book value of Company assets leased to DC Solar Distribution and the Company’s ability to recognize certain investment tax credits associated with such assets, and the results of the Company’s review of its due diligence processes with respect to the Company’s alternative energy assets; factors relating to the Company’s recently announced share repurchase program; actual changes in interest rates and the Fed Funds rate; additional changes in tax laws; the strength of the United States' economy, in general, and the strength of the local economies in which the Company conducts operations; risks relating to the recent U.S. government shutdown and any potential future government shutdown, including any adverse impact on our ability to originate or sell SBA/USDA loans and any delay by the Internal Revenue Service in processing taxpayer refunds, thereby increasing the cost to us of our refund advance loans; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), as well as efforts of the United States Congress and the United States Treasury in conjunction with bank regulatory agencies to stimulate the economy and protect the financial system; inflation, market, and monetary fluctuations; the timely and efficient development of, and acceptance of, new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third parties, including, in connection with the Company’s refund advance business, the risk of reduced volume of refund advance loans as a result of reduced customer demand for or acceptance of usage of Meta’s strategic partners’ refund advance products; any actions which may be initiated by our regulators in the future; the impact of changes in financial services laws and regulations, including, but not limited to, laws and regulations relating to the tax refund industry and the insurance premium finance industry; our relationship with our primary regulators, the Office of the Comptroller of the Currency and the Federal Reserve, as well as the Federal Deposit Insurance Corporation, which insures MetaBank’s deposit accounts up to applicable limits; technological changes, including, but not limited to, the protection of electronic files or databases; acquisitions; litigation risk, in general, including, but not limited to, those risks involving MetaBank's divisions; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by MetaBank of its status as a well-capitalized institution, particularly in light of our growing deposit base, a portion of which has been characterized as “brokered;” changes in consumer spending and saving habits; and the success of the Company at maintaining its high quality asset level and managing and collecting assets of borrowers in default should problem assets increase.

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

The following discussion focuses on the consolidated financial condition of the Company at March 31, 2019, compared to September 30, 2018, and the consolidated results of operations for the three and six months ended March 31, 2019 and 2018.  This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2018 and the related management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

EXECUTIVE SUMMARY

In January 2019, the Company announced three key elements to its near-term plan that management expects will enhance long-term value for shareholders. The three key initiatives within the plan are as follows:

1) Increase the percentage of balance sheet funding from core deposits.

2) Optimize the earning asset mix of the balance sheet.

3) Improve operating efficiencies.

The Company recorded net income of $32.1 million, or $0.81 per diluted share, for the quarter ended March 31, 2019, comparing favorably to net income of $31.4 million, or $1.08 per diluted share, that was recorded for the fiscal 2018 second quarter. Total revenue for the fiscal 2019 second quarter was $176.4 million, compared to $124.8 million for the same quarter in fiscal 2018, an increase of 41%. The improvement in revenue and net income was driven primarily by the Company's improved earning asset mix in connection with the acquisition of Crestmark in the fourth quarter of fiscal 2018.

During the second quarter of fiscal 2019, the peak period for the Company's tax services division, the Company recorded total tax services product revenue, inclusive of interest income from the launch of a new interest-bearing refund advance product, of $72.8 million, an increase of 6% compared to the second quarter of fiscal 2018. The Company recorded $22.5 million in loan loss provision expense related to $1.49 billion in tax services loans originated during the fiscal second quarter of 2019. Tax services product income, net of losses and direct product expenses, increased 5% when comparing the fiscal 2019 second quarter to the same period of the prior fiscal year.

The continued growth in loans and leases during the second quarter of fiscal 2019, along with the continued optimization of the earning asset mix of the balance sheet, led to net interest income of $71.4 million and net interest margin of 5.06% and net interest margin, tax-equivalent ("NIM, TE") of 5.18%. The Company's average gross loans and leases increased by $1.9 billion, or 100%, while average noninterest-bearing deposits increased by $296.8 million, or 11%, when compared to the same period in fiscal 2018. Management anticipates that NIM, TE will continue to increase as the loan and lease portfolio continues to grow along with the Company's noninterest-bearing checking deposits.

Noninterest income for the quarter ended March 31, 2019 increased to $105.0 million. Contributing to the increase were increases in rental income, deposit fees, other income, and gain on sale of loans and leases. For the quarter ended March 31, 2019, noninterest expense was $110.3 million. The increase in noninterest expense over the prior year fiscal second quarter was primarily due to the addition of the Crestmark Division as a result of the Crestmark acquisition, which was not present in the comparable quarter in the prior fiscal year. Within compensation and benefits expense, the Company also recorded during the quarter ended March 31, 2019 the previously disclosed $6.1 million of pre-tax executive transition agreement costs.

During the second quarter of fiscal 2019, the Company became aware that DC Solar Solutions, Inc., DC Solar Distribution, Inc. and their affiliates filed for bankruptcy and the entities, including their principals, are subjects of ongoing federal investigations involving allegations of fraudulent misconduct. Due to the facts and circumstances surrounding these DC Solar matters, the Company recognized a $6.6 million after-tax net non-cash charge to earnings and recorded a $2.0 million increase to goodwill. See Note 3 to the Condensed Consolidated Financial Statements included in this quarterly report for further discussion.

Also, during the second quarter of fiscal 2019, the Company announced that its Board of Directors authorized a share repurchase program to repurchase up to 2,000,000 shares of the Company's outstanding common stock. The program will be effective May 1, 2019 through September 30, 2021.

FINANCIAL CONDITION

At March 31, 2019, the Company’s total assets increased by $215.0 million, or 4%, to $6.05 billion compared to $5.84 billion at September 30, 2018, primarily due to an increase in loans and leases, while partially being offset by a decrease in the investment portfolio.

Total cash and cash equivalents was $156.5 million at March 31, 2019, an increase of $56.5 million, or 56%, from $100.0 million at September 30, 2018. The increase was primarily the result of the Company's increased balances related to tax season activity. The Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the Federal Reserve Bank.

The total investment portfolio decreased $370.2 million, or 18%, to $1.65 billion at March 31, 2019, compared to $2.02 billion at September 30, 2018, as maturities, sales, and principal pay downs exceeded purchases. The Company’s portfolio of securities customarily consists primarily of MBS, which have expected lives much shorter than the stated final maturity, non-bank qualified obligations of states and political subdivisions (“NBQ”), which mature in approximately 15 years or less, and other tax exempt municipal mortgage related pass through securities which have average lives much shorter than their stated final maturities. All MBS held by the Company at March 31, 2019 were issued by a U.S. Government agency or instrumentality. Of the total MBS, $413.5 million, at fair value, were classified as available for sale, and $7.6 million, at cost, were classified as held to maturity. Of the total investment securities, $1.08 billion, at fair value, were classified as available for sale and $147.0 million, at cost, were classified as held to maturity. During the six month period ended March 31, 2019, the Company purchased $222.4 million of investment securities available for sale and no investment securities held to maturity or MBS securities.

The Company’s portfolio of gross loans and leases increased by $490.0 million, or 17%, to $3.44 billion at March 31, 2019, from $2.94 billion at September 30, 2018.

National lending loans and leases increased $401.6 million, or 22% to $2.25 billion at March 31, 2019 compared to September 30, 2018. Within the national lending portfolios, commercial finance loans and leases increased $156.0 million, warehouse finance portfolio increased $121.7 million, tax services loans increased $83.8 million, and the consumer finance portfolio increased $40.1 million at March 31, 2019 compared to September 30, 2018. Community banking loans grew $88.5 million, or 8%, at March 31, 2019 compared to September 30, 2018, primarily due to growth in commercial real estate loans.

As of March 31, 2019, the remaining balance of acquired loans and leases from the Crestmark acquisition was $591.1 million and the remaining balances of the credit and interest rate mark discounts related to the acquired loans and leases held for investment were $8.7 million and $4.5 million, respectively, while the remaining balance of the interest rate mark premium related to the acquired loans held for sale was $0.8 million. On August 1, 2018, the Company acquired loans and leases from the Crestmark acquisition totaling $1.06 billion and recorded related credit and interest rate mark discounts of $11.4 million and $5.5 million, respectively.

Through the Bank, the Company owns stock in the FHLB due to the Bank’s membership and participation in this banking system. The FHLB requires a level of stock investment based on a pre-determined formula. The Company’s investment in such stock decreased $16.0 million, or 68%, to $7.4 million at March 31, 2019, from $23.4 million at September 30, 2018. The decrease in FHLB stock directly correlates with lower short-term borrowings balances at March 31, 2019 compared to September 30, 2018.

Total end-of-period deposits increased $539.3 million, or 12%, at March 31, 2019 to $4.97 billion from $4.43 billion at September 30, 2018, primarily related to increases of $629.2 million in noninterest-bearing deposits and $71.9 million in interest-bearing checking deposits. The increase in total deposits was partially offset by decreases of $121.8 million in certificates of deposit and $49.7 million in wholesale deposits.

The average balance of total deposits and interest-bearing liabilities was $5.49 billion for the six month period ended March 31, 2019, compared to $3.89 billion for the same period of the prior fiscal year. The average balance of noninterest-bearing deposits for the six month period ended March 31, 2019 increased by $228.1 million, or 9%, to $2.72 billion compared to the same period in the prior year.

The Company's total borrowings decreased $403.3 million, or 78%, from $514.7 million at September 30, 2018 to $111.4 million at March 31, 2019, primarily due to a decrease in short-term borrowings. The Company’s short-term borrowings fluctuate on a daily basis due to the nature of a portion of its noninterest-bearing deposit base, primarily related to payroll processing timing with a higher volume of short-term borrowings on Monday and Tuesday, which are typically paid down throughout the week. This predictable fluctuation may be augmented near a month-end by a prefunding of certain programs. The Company also has an available no fee line of credit with JP Morgan of $25.0 million with no funds advanced at March 31, 2019.

At March 31, 2019, the Company’s stockholders’ equity totaled $823.7 million, an increase of $76.0 million, from $747.7 million at September 30, 2018.  The increase was attributable to net earnings, an increase in additional paid-in capital and lower losses in accumulated other comprehensive income, partially offset by a higher outstanding balance in treasury stock. At March 31, 2019, the Bank continued to exceed all regulatory requirements for classification as a well‑capitalized institution.  See “Liquidity and Capital Resources” for further information.

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

The Company believes that the level of allowance for loan and lease losses at March 31, 2019 was appropriate and reflected probable losses related to these loans and leases; however, there can be no assurance that all loans and leases will be fully collectible or that the present level of the allowance will be adequate in the future. See “Allowance for Loan and Lease Losses” below.

The table below sets forth the amounts and categories of non-performing assets in the Company’s portfolio as of the dates set forth below. Foreclosed assets include assets acquired in settlement of loans.

	Non-Performing Assets As Of
	March 31, 2019	September 30, 2018
	(Dollars in Thousands)
Non-performing loans and leases
Non-accruing loans and leases:
Asset based lending	$266	$—
Factoring	716	—
Lease financing	1,802	2,864
Commercial finance	2,784	2,864
Total National Lending	2,784	2,864
Consumer one-to-four family real estate and other	76	—
Total Community Banking	76	—
Total	2,860	2,864

Accruing loans and leases delinquent 90 days or more:
Asset based lending	—	94
Lease financing	645	726
Insurance premium finance	1,640	2,981
Commercial finance	2,285	3,801
Consumer credit products	420	147
Other consumer finance	1,853	2,237
Consumer finance	2,273	2,384
Tax services	—	1,073
Total National Lending	4,558	7,258
Consumer one-to-four family real estate and other	—	79
Agricultural real estate and operating	2,200	—
Total Community Banking	2,200	79
Total	6,758	7,337

Total non-performing loans and leases	9,618	10,201

Other assets
Non-performing operating leases	1,685	—

Foreclosed and repossessed assets:
Commercial finance	1,426	1,626
Consumer one-to-four family real estate and other	—	90
Agricultural real estate and operating	28,122	29,922
Total	29,548	31,638

Total other assets	31,233	31,638

Total non-performing assets	$40,851	$41,839
Total as a percentage of total assets	0.68%	0.72%

At March 31, 2019, non-performing loans and leases totaled $9.6 million, representing 0.28% of total loans and leases, compared to $10.2 million, or 0.35% of total loans and leases at September 30, 2018.

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

On the basis of management’s review of its loans, leases, and other assets, at March 31, 2019, the Company had classified $23.6 million of its assets as substandard and did not classify any assets as doubtful or loss. At September 30, 2018, the Company classified $24.6 million of its assets as substandard and did not classify any assets as doubtful or loss.

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

Management believes that, based on a detailed review of the loan and lease portfolio, historic loan and lease losses, current economic conditions, the size of the loan and lease portfolio and other factors, the level of the allowance for loan and lease losses at March 31, 2019 reflected an appropriate allowance against probable losses from the lending portfolio. Although the Company maintains its allowance for loan and lease losses at a level it considers to be appropriate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan and lease losses will not be required in future periods. In addition, the Company’s determination of the allowance for loan and lease losses is subject to review by the OCC, which can require the establishment of additional general or specific allowances.

At March 31, 2019, the Company had established an allowance for loan and lease losses totaling $48.7 million, compared to $13.0 million at September 30, 2018. The increase in the Company's allowance for loan and lease losses was driven primarily by increases in the allowance of $24.1 million in tax services loans, $7.8 million in the commercial finance portfolio, and $2.8 million in consumer finance loans. The change in the tax services portfolio was driven by additional provision expense related to loan originations by the Company's tax services division. Growth in the commercial finance portfolio was largely attributable to the Crestmark division while the increase in consumer finance is related to the Company now taking on all of the risk of the student loan portfolio.

The Company affirms its previously stated estimates that, within its consumer credit products portfolio, net cumulative program loan losses would need to be between 15% to 20% for the current prime program and between 25% to 30% for the current non-prime program in order for the 1% allowance for loan losses for its current consumer loan programs not to be adequate.  Expected cumulative net loss rates continue to be estimated to be under 8% for the prime program and under 10% for the non-prime program. Program loss rates are dependent on curvature of the loss curve. A quicker, or steeper curve, may impact these rates. Current curvature is based on historical or like-program statistics. In constructing its contracts with its current partners, the Company instituted the ability to suspend or terminate any new originations if net cumulative loss rates exceed certain levels. These suspension or termination loss rates are set well below the estimated net cumulative loss rate levels which would lead to the inadequacy of the 1% allowance for loan losses of the Company's consumer credit products portfolio.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within these financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Management has identified its critical accounting policies, which are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations, and include those for the allowance for loan and lease losses, goodwill and identifiable intangible assets. These policies involve complex and subjective decisions and assessments. Some of these estimates may be uncertain at the time they are made, could change from period to period, and could have a material impact on the financial statements. A discussion of the Company’s critical accounting policies and estimates can be found in the Company's Annual Report on Form 10-K for the year ended September 30, 2018. There were no significant changes to these critical accounting policies and estimates during the first six months of fiscal year 2019.

RESULTS OF OPERATIONS

General. The Company recorded net income of $32.1 million, or $0.81 per diluted share, for the three months ended March 31, 2019, compared to net income of $31.4 million, or $1.08 per diluted share, for the three months ended March 31, 2018. Total revenue for the fiscal 2019 second quarter was $176.4 million, compared to $124.8 million for the same quarter in fiscal 2018, an increase of $51.5 million, or 41%. The increase in net income and revenue was primarily due to the improvement in net interest income, attributable to the acquisition of Crestmark in the fourth quarter of fiscal 2018, along with an enhanced interest earnings asset mix.

The Company recorded net income of $47.5 million, or $1.20 per diluted share, for the six months ended March 31, 2019, compared to $36.1 million, or $1.24 per diluted share, for the same period in fiscal year 2018. Total revenue for the six months ended March 31, 2019 was $274.4 million, compared to $180.3 million for the same period of the prior year, an increase of $94.1 million, or 52%.

Net Interest Income.  Net interest income for the fiscal 2019 second quarter increased by $43.9 million, or 160%, to $71.4 million from $27.4 million for the same quarter in 2018, primarily due to growth in loan and lease balances, expansion in net interest margin, and an increase in tax services interest income of $7.4 million, due in large part to the launch of a new interest-bearing refund advance product. The quarterly average outstanding balance of loans and leases as a percentage of interest-earning assets for the quarter ended March 31, 2019 increased to 65%, from 44% for the quarter ended March 31, 2018, while the quarterly average balance of total investments as a percentage of interest-earning assets decreased to 30% from 53% over that same period.

For the six months ended March 31, 2019, net interest income was $131.6 million compared to $53.6 million for the same period in the prior year. This increase was primarily due to an enhanced interest-earning asset mix related to the acquired loans and leases in the Crestmark division, along with continued growth in the National Lending and Community Banking loan and lease portfolios.

Net interest margin ("NIM") was 5.06% in the fiscal 2019 second quarter, an increase of 245 basis points from 2.61% in the fiscal 2018 second quarter. NIM,TE was 5.18% in the fiscal 2019 second quarter, an increase of 229 basis points from 2.89% in the fiscal 2018 second quarter. The increases in NIM and NIM, TE in the fiscal 2019 second quarter, compared to the same period of the prior year, were primarily attributable to higher net loan and lease yields attained through the Crestmark division.

For the six months ended March 31, 2019, NIM was 4.84%, increasing 216 basis points from 2.68% during the comparable prior year period. NIM, TE for the six months ended March 31, 2019 was 4.98%, an increase of 201 basis points for the same period of the prior year.

The overall reported tax equivalent yield (“TEY”) on average earning assets increased by 292 basis points to 6.38% when comparing the fiscal 2019 second quarter to the same period of the prior fiscal year. The improvement was driven primarily by the Company's improved earning asset mix, which reflects increased balances in the national lending portfolio and the launch of a new interest-bearing refund advance product. The fiscal 2019 second quarter TEY on the securities portfolio increased by 18 basis points to 3.36% compared to the same period of the prior year TEY of 3.18%.

The Company’s average interest-earning assets for the fiscal 2019 second quarter increased by $1.47 billion, or 35%, to $5.72 billion, from the comparable quarter in 2018. The increase was primarily attributable to growth in the Company's loan and lease portfolio of $1.86 billion, of which $1.67 billion was related to an increase in national lending loans and leases and $190.2 million was related to community banking loans. This increase was partially offset by a decrease in total investment securities of $534.0 million, which decreased as the Company continued to utilize sales of securities and cash flow from its amortizing securities portfolio to fund loan growth.

The Company’s average balance of total deposits and interest-bearing liabilities was $5.86 billion for the three-month period ended March 31, 2019, compared to $4.17 billion for the same period in the prior year, representing an increase of 41%. This increase was primarily due to increases in average wholesale deposits of $1.60 billion, average noninterest-bearing deposits of $296.8 million, average interest-bearing checking of $47.8 million, and average time deposits of $29.5 million, partially offset by a decrease in average balance of total borrowings of $286.4 million.

Overall, the Company's cost of funds for all deposits and borrowings averaged 1.17% during the fiscal 2019 second quarter, compared to 0.58% for the 2018 second fiscal quarter. This increase was primarily due to a rise in short-term interest rates affecting overnight borrowing rates, other wholesale funding, and the interest-bearing time deposits acquired by the Company in connection with the Crestmark acquisition in the fourth quarter of fiscal 2018. The Company's overall cost of deposits was 1.06% in the 2019 fiscal second quarter, compared to 0.33% in the same quarter of 2018.

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

Three Months Ended March 31,	2019			2018
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(2)
Interest-earning assets:
Cash & fed funds sold	$281,069	$1,914	2.76%	$132,355	$722	2.21%
Mortgage-backed securities	374,096	2,861	3.10%	642,164	4,047	2.56%
Tax exempt investment securities	926,156	6,138	3.40%	1,431,974	9,001	3.38%
Asset-backed securities	285,783	2,677	3.80%	112,301	1,220	4.41%
Other investment securities	142,452	1,034	2.95%	76,081	537	2.86%
Total investments	1,728,487	12,710	3.36%	2,262,520	14,805	3.18%
Total commercial finance	1,649,973	41,954	10.31%	249,320	3,009	4.90%
Total consumer finance	327,441	7,289	9.03%	197,134	3,218	6.62%
Total tax services	369,331	8,204	9.01%	416,625	833	0.81%
Total warehouse finance	181,781	2,789	6.22%	—	—	—%
National Lending loans and leases	2,528,526	60,236	9.66%	863,079	7,060	3.32%
Community Banking loans	1,181,294	13,434	4.61%	991,089	10,784	4.41%
Total loans and leases	3,709,820	73,670	8.05%	1,854,168	17,844	3.90%
Total interest-earning assets	5,719,376	$88,294	6.38%	4,249,043	$33,371	3.46%
Noninterest-earning assets	1,068,318			453,759
Total assets	$6,787,694			$4,702,802

Interest-bearing liabilities:
Interest-bearing checking	$148,640	$78	0.21%	$100,804	$51	0.20%
Savings	56,048	9	0.07%	59,634	9	0.06%
Money markets	57,932	92	0.64%	48,812	27	0.22%
Time deposits	148,384	715	1.95%	118,933	344	1.17%
Wholesale deposits	2,283,049	13,846	2.46%	685,025	2,526	1.50%
Total interest-bearing deposits	2,694,053	14,740	2.22%	1,013,208	2,957	1.18%
Overnight fed funds purchased	103,600	637	2.49%	407,789	1,679	1.67%
FHLB advances	—	—	—%	2,333	9	1.56%
Subordinated debentures	73,542	1,162	6.41%	73,395	1,114	6.15%
Other borrowings	39,610	405	4.14%	19,602	207	4.29%
Total borrowings	216,752	2,204	4.12%	503,119	3,009	2.43%
Total interest-bearing liabilities	2,910,805	16,944	2.36%	1,516,327	5,966	1.60%
Noninterest-bearing deposits	2,953,275	—	—%	2,656,516	—	—%
Total deposits and interest-bearing liabilities	5,864,080	$16,944	1.17%	4,172,843	$5,966	0.58%
Other noninterest-bearing liabilities	129,525			86,675
Total liabilities	5,993,605			4,259,518
Shareholders' equity	794,089			443,284
Total liabilities and shareholders' equity	$6,787,694			$4,702,802
Net interest income and net interest rate spread including noninterest-bearing deposits		$71,350	5.21%		$27,405	2.88%

Net interest margin			5.06%			2.61%
Tax-equivalent effect			0.12%			0.28%
Net interest margin, tax-equivalent(3)			5.18%			2.89%
(1) Tax rate used to arrive at the TEY for the three months ended March 31, 2019 was 21%.
(2) Tax rate used to arrive at the TEY for the three months ended March 31, 2018 was 24.53%.
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

Six Months Ended March 31,	2019			2018
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(2)
Interest-earning assets:
Cash & fed funds sold	$161,931	$2,468	3.06%	$116,163	$1,329	2.29%
Mortgage-backed securities	377,730	5,559	2.95%	657,959	7,805	2.38%
Tax exempt investment securities	1,083,386	13,941	3.27%	1,420,134	17,699	3.31%
Asset-backed securities	292,184	5,389	3.70%	102,864	1,985	3.87%
Other investment securities	126,492	1,745	2.77%	77,100	1,123	2.92%
Total investments	1,879,792	26,634	3.24%	2,258,057	28,612	3.05%
Total commercial finance	1,605,531	81,235	10.15%	249,627	5,877	4.72%
Total consumer finance	309,233	13,519	8.77%	196,203	6,327	6.47%
Total tax services	188,201	8,206	8.74%	216,694	833	0.77%
Total warehouse finance	140,349	4,421	6.32%	—	—	—%
National Lending loans and leases	2,243,314	107,381	9.60%	662,524	13,037	3.95%
Community Banking loans	1,168,545	26,787	4.60%	965,345	21,250	4.41%
Total loans and leases	3,411,859	134,168	7.89%	1,627,869	34,287	4.22%
Total interest-earning assets	5,453,582	$163,270	6.14%	4,002,089	$64,228	3.51%
Noninterest-earning assets	926,604			407,600
Total assets	$6,380,186			$4,409,689

Interest-bearing liabilities:
Interest-bearing checking	$125,508	$135	0.22%	$85,965	$101	0.23%
Savings	54,841	19	0.07%	56,323	17	0.06%
Money markets	56,090	156	0.56%	48,351	54	0.22%
Time deposits	177,028	1,597	1.81%	123,767	710	1.15%
Wholesale deposits	1,987,559	23,429	2.36%	583,346	3,960	1.36%
Total interest-bearing deposits	2,401,026	25,336	2.12%	897,752	4,842	1.08%
Overnight fed funds purchased	250,049	3,117	2.50%	271,994	2,203	1.62%
FHLB advances	—	—	—%	137,088	946	1.38%
Subordinated debentures	73,523	2,323	6.34%	73,377	2,227	6.09%
Other borrowings	45,209	872	3.87%	21,310	409	3.85%
Total borrowings	368,781	6,312	3.43%	503,769	5,785	2.30%
Total interest-bearing liabilities	2,769,806	31,648	2.29%	1,401,521	10,627	1.52%
Noninterest-bearing deposits	2,718,661	—	—%	2,490,534	—	—%
Total deposits and interest-bearing liabilities	5,488,467	$31,648	1.16%	3,892,055	$10,627	0.55%
Other noninterest-bearing liabilities	118,783			78,952
Total liabilities	5,607,250			3,971,007
Shareholders' equity	772,936			438,682
Total liabilities and shareholders' equity	$6,380,186			$4,409,689
Net interest income and net interest rate spread including noninterest-bearing deposits		$131,622	4.98%		$53,601	2.96%

Net interest margin			4.84%			2.68%
Tax-equivalent effect			0.14%			0.29%
Net interest margin, tax-equivalent(3)			4.98%			2.97%
(1) Tax rate used to arrive at the TEY for the six months ended March 31, 2019 was 21%.
(2) Tax rate used to arrive at the TEY for the six months ended March 31, 2018 was 24.53%.
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

Provision for Loan and Lease Losses.  The Company recorded a $33.3 million and a $42.4 million provision for loan and lease losses for the three and six month periods ended March 31, 2019, respectively, as compared to a $18.3 million and a $19.4 million provision for loan and lease losses for the three and six month periods ended March 31, 2018, respectively. Also see Note 4 to the Condensed Consolidated Financial Statements included in this quarterly report.

Noninterest Income.  Noninterest income for the fiscal 2019 second quarter increased by $7.6 million, or 8%, to $105.0 million from $97.4 million for the same period in the prior fiscal year, largely due to increases in rental income of $9.9 million, other income of $2.3 million, deposit fees of $1.1 million and gain on sale of loans and leases of $1.1 million. Partially offsetting the increase in noninterest income, card fee income decreased $3.8 million, or 14%, to $23.1 million and total tax product fee income decreased $3.0 million to $64.6 million from the same quarter of the prior fiscal year. The increases in rental income, other income and gain on sale of loans and leases were largely attributable to the Crestmark Acquisition. The card fee income decrease was related to the wind-down of two non-strategic partners and the transition of certain fees to deposit fees. Certain tax product revenues moved from fee income to interest income due to the launch of a new interest-bearing refund advance product.

Noninterest income for the six months ended March 31, 2019 was $142.8 million, an increase of $16.1 million, or 13%, from the same period in the prior fiscal year. This increase was primarily due to an increase in rental income, other income, deposit fees, and an increase in gain on sale of investment securities.

Noninterest Expense.  Noninterest expense increased $41.8 million, or 61%, to $110.3 million for the 2019 fiscal second quarter, compared to the same quarter in 2018. This increase was primarily caused by increases of $17.0 million in compensation and benefits expense, $9.7 million in impairment expense, $6.1 million in other expense, and $4.5 million in operating lease equipment depreciation expense. Increases in intangible amortization expense, occupancy and equipment, and legal and consulting also contributed to the increase in noninterest expense. The increase in compensation and benefits expense was primarily due to the addition of Crestmark division employees, executive transition agreement costs and new hires in the back half of fiscal 2018 in support of Meta's national lending and other business initiatives. The impairment expense included $9.5 million related to the DC Solar relationship.

Noninterest expense for the six months ended March 31, 2019 increased by $72.0 million, or 64%, to $184.5 million compared to the same period in the prior fiscal year. This increase was primarily caused by increases in compensation and benefits expense, other expense, impairment expense, intangible amortization expense, occupancy and equipment, and legal and consulting expense.

Income Tax. The Company recorded an income tax benefit for the fiscal 2019 second quarter of $0.4 million, resulting in an effective tax rate of (1.20%), compared to an income tax expense of $6.5 million, or an effective tax rate of 17.24%, for the fiscal 2018 second quarter. Investment tax credits related to solar leasing initiatives and future originations in fiscal 2019 will be recognized ratably based on income over the duration of the current fiscal year. The timing and impact of future solar tax credits are expected to vary from period to period, and Meta intends to undertake only those tax credit opportunities that meet the Company's underwriting criteria.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, derived principally through its Payments divisions, and to a lesser extent through its Community Banking division borrowings, principal and interest payments on loans and mortgage-backed securities, and maturing investment securities. In addition, the Company utilizes wholesale deposit sources to provide temporary funding when necessary or when favorable terms are available. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are influenced by the level of interest rates, general economic conditions and competition. The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At March 31, 2019, the Company had commitments to originate and purchase loans and unused lines of credit totaling $860.4 million.  The Company believes that loan repayments and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

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

Pursuant to the Basel III Capital Rules, the Company and the Bank, respectively, are subject to regulatory capital adequacy requirements promulgated by the Federal Reserve and the OCC. Failure by the Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by our regulators that could have a material adverse effect on our consolidated financial statements. Under the capital requirements and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined). At March 31, 2019, both the Bank and the Company exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements.  The Company and the Bank took the accumulated other comprehensive income (“AOCI”) opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.

The tables below include certain non-GAAP financial measures that are used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies.  Management reviews these measures along with other measures of capital as part of its financial analysis.

			Minimum to be	Minimum to be
			Adequately	Well Capitalized
			Capitalized Under	Under Prompt
			Prompt Corrective	Corrective Action
At March 31, 2019	Company	Bank	Action Provisions	Provisions

Tier 1 leverage ratio	7.45%	8.42%	4.00%	5.00%
Common equity Tier 1 capital ratio	10.94	12.72	4.50	6.50
Tier 1 capital ratio	11.31	12.76	6.00	8.00
Total qualifying capital ratio	14.20	13.92	8.00	10.00

Due to the predictable, quarterly cyclicality of noninterest-bearing deposits in conjunction with tax season business activity, management believes that a six-month capital calculation is a useful metric to monitor the Company’s overall capital management process. As such, the Bank’s six-month average Tier 1 leverage ratio, Common Equity Tier 1 capital ratio, Tier 1 capital ratio, and Total qualifying capital ratio as of March 31, 2019 were 8.97%, 12.27%, 12.31%, and 13.42%, respectively.

The following table provides certain non-GAAP financial measures used to compute certain of the ratios included in the table above, as well as a reconciliation of such non-GAAP financial measures to the most directly comparable financial measure in accordance with GAAP:

Standardized Approach(1) March 31, 2019
(Dollars in Thousands)
Total stockholders' equity	$823,709
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	302,768
LESS: Certain other intangible assets	56,456
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	7,381
LESS: Net unrealized gains (losses) on available-for-sale securities	(10,022)
LESS: Noncontrolling interest	3,528
LESS: Unrealized currency gains (losses)	(242)
Common Equity Tier 1(1)	463,840
Long-term debt and other instruments qualifying as Tier 1	13,661
Tier 1 minority interest not included in common equity tier 1 capital	2,064
Total Tier 1 capital	479,565
Allowance for loan and lease losses	48,812
Subordinated debentures (net of issuance costs)	73,566
Total qualifying capital	601,963
(1) Capital ratios were determined using the Basel III capital rules that became effective on January 1, 2015. Basel III revised the definition of capital, increased minimum capital ratios, and introduced a minimum common equity tier 1 capital ratio; those changes are being fully phased in through the end of 2021.

The following table provides a reconciliation of tangible common equity and tangible common equity excluding AOCI, each of which is used in calculating tangible book value data, to Total Stockholders' Equity at March 31, 2019. Each of tangible common equity and tangible common equity excluding AOCI is a non-GAAP financial measure that is commonly used within the banking industry.

March 31, 2019
(Dollars in Thousands)
Total Stockholders' Equity	$823,709
LESS: Goodwill	307,464
LESS: Intangible assets	60,506
Tangible common equity	455,739
LESS: AOCI	(10,264)
Tangible common equity excluding AOCI	466,003
Since January 1, 2016, the Company and the Bank have been required to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of Common Equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. The implementation of the capital conservation buffer by annual increments finished on January 1, 2019, so that the required Common Equity Tier 1 risk-based, Tier 1 risk-based and total risk-based capital ratios with the buffer are currently 7.0%, 8.5% and 10.5%, respectively.
Based on current and expected continued profitability and subject to continued access to capital markets, we believe that the Company and the Bank will continue to meet the capital conservation buffer of 2.5% in addition to required minimum capital ratios.

CONTRACTUAL OBLIGATIONS

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations" in the Company’s Annual Report on Form 10-K for its fiscal year ended September 30, 2018 for a summary of our contractual obligations as of September 30, 2018. There were no material changes outside the ordinary course of our business in contractual obligations from September 30, 2018 through March 31, 2019.

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

For discussion of the Company’s off-balance sheet financing arrangements as of March 31, 2019, see Note 11 to our consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q. Depending on the extent to which the commitments or contingencies described in Note 11 occur, the effect on the Company’s capital and net income could be significant.

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

The Company’s primary objective for its investment portfolio is to provide a source of liquidity for the Company. In addition, the investment portfolio may be used in the management of the Company’s interest rate risk profile. The investment policy generally calls for funds to be invested among various categories of security types and maturities based upon the Company’s need for liquidity, desire to achieve a proper balance between minimizing risk while maximizing yield, the need to provide collateral for borrowings, and the need to fulfill the Company’s asset/liability management goals.

The Company’s cost of funds responds to changes in interest rates due to the relatively short-term nature of its wholesale deposit portfolio and the relatively short-term nature of its borrowed funds. The Company believes that its growing portfolio of longer duration, low-cost deposits generated from its prepaid division provides a stable and profitable funding vehicle, but also subjects the Company to greater risk in a falling interest rate environment than it would otherwise have without this portfolio. This risk is due to the fact that, while asset yields may decrease in a falling interest rate environment, the Company cannot significantly reduce interest costs associated with these deposits, which thereby compress the Company’s net interest margin. As a result of the Company’s interest rate risk exposure in this regard, the Company typically does not enter into any new longer-term wholesale borrowings, and generally has not emphasized longer-term time deposit products.

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

Earnings at risk and economic value analyses. As a continuing part of its financial strategy, the Bank considers methods of managing an asset/liability mismatch consistent with maintaining acceptable levels of net interest income. In order to monitor interest rate risk, the Board of Directors has created an Asset Liability Committee whose principal responsibilities are to assess the Bank’s asset/liability mix and implement strategies that will enhance income while managing the Bank’s vulnerability to changes in interest rates.

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

The Company was within Board policy limits for all interest rate scenarios using the snapshot as of March 31, 2019 as required by regulation.  The table below shows the results of the scenarios as of March 31, 2019:

Net Sensitive Earnings at Risk
		Change in Interest Income/Expense for a given change in interest rates
		Over / (Under) Base Case Parallel Shift
(Dollars in thousands)	Book Value	-100	Base	100	200	300	400
Total Interest-Sensitive Income	5,123,519	267,839	290,574	312,869	334,229	355,149	376,024
Total Interest-Sensitive Expense	1,960,036	33,175	42,299	51,753	61,217	70,696	80,167
Net Interest-Sensitive Income	3,163,483	234,664	248,275	261,116	273,012	284,453	295,857

Basis Point Change Scenario	—	-5.5%	—	5.2%	10.0%	14.6%	19.2%
Board Policy Limits	—	-8.0%	—	-8.0%	-10.0%	-15.0%	-20.0%

The EAR analysis reported at March 31, 2019, shows that in all rising rate scenarios, more assets than liabilities would reprice over the modeled one-year period.

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
The Company was within Board policy limits for all scenarios. The table below shows the results of the scenarios as of March 31, 2019:

Economic Value Sensitivity as of March 31, 2019

	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-100	100	200	300	400
Basis Point Change Scenario	-3.5%	1.3%	1.6%	1.0%	0.6%
Board Policy Limits	-10.0%	-10.0%	-20.0%	-30.0%	-40.0%

The EVE at risk reported at March 31, 2019 shows that as interest rates increase, the economic value of equity position will be relatively neutral. When viewing total asset versus total liability economic value, projected total assets are affected similarly on a percentage basis as compared to projected total liabilities in a rising rate environment.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2019, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

META FINANCIAL GROUP, INC.
PART II - OTHER INFORMATION

FORM 10-Q

Item 1. Legal Proceedings. - See “Legal Proceedings” under Note 11 to the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors. - A description of our risk factors can be found in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. There were no material changes to those risk factors during the six months ended March 31, 2019, except that the following risk factor is hereby added:

Our investments in certain tax-advantaged projects may not generate returns as anticipated and may have an adverse impact on our results of operations.

We invest in certain tax-advantaged investments that support renewable energy resources. Our investments in these projects are designed to generate a return in part through the realization of federal and state income tax credits, and other tax benefits, over specified time periods. We are subject to the risk that previously recorded tax credits, which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level, may fail to meet certain government compliance requirements and may not be able to be realized. For example, as previously disclosed, we previously recognized $7.9 million of investment tax credits between fiscal year 2017 and 2018 associated with the MSGs subject to the transactions with the DC Solar entities. We are aware that the DC Solar entities, including their principals, are subjects of ongoing federal investigations involving allegations of fraudulent misconduct. While we continue to gather information about the situation, there can be no assurances that such tax credits will not be subject to recapture in the future. See Note 3. Acquisitions to the Condensed Consolidated Financial Statements included herein for further information regarding the transactions with these DC Solar entities and related matters.

The risk of not being able to realize, or of subsequently incurring a recapture of, the tax credits and other tax benefits depends on various factors, some of which are outside our control, including changes in the applicable tax code, as well as the continued economic viability of the project and project operator.  Further, while we engage in due diligence review both prior to the initial investment and on an ongoing basis, our due diligence review may not identify relevant issues or risks that may adversely impact our ability to realize these tax credits or other tax benefits. The possible inability to realize these tax credits and other tax benefits may have a negative impact on our financial results.

Item 6. Exhibits.

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

META FINANCIAL GROUP, INC.

Date: May 8, 2019	By:	/s/ Bradley C. Hanson
Bradley C. Hanson,
President, Chief Executive Officer and Director

Date: May 8, 2019	By:	/s/ Glen W. Herrick
Glen W. Herrick, Executive Vice President
and Chief Financial Officer