Form 10-Q
period 2019-06-30
META FINANCIAL GROUP INC
filed 2019-08-07
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number:  0-22140

META FINANCIAL GROUP INC.®
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller Reporting Company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ YES  ☒ NO

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	CASH	The NASDAQ Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at August 2, 2019:
Common Stock, $.01 par value	37,879,833	Shares
Nonvoting Common Stock, $.01 par value	0	Nonvoting shares

META FINANCIAL GROUP, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

(Dollars in Thousands, Except Share Data(1))	(Unaudited)
ASSETS	June 30, 2019	September 30, 2018
Cash and cash equivalents	$100,732	$99,977
Investment securities available for sale, at fair value	961,897	1,484,160
Mortgage-backed securities available for sale, at fair value	395,201	364,065
Investment securities held to maturity, at cost	138,128	163,893
Mortgage-backed securities held to maturity, at cost	7,414	7,850
Loans held for sale	62,839	15,606
Loans and leases	3,631,031	2,944,739
Allowance for loan and lease losses	(43,505)	(13,040)
Federal Home Loan Bank Stock, at cost	17,236	23,400
Accrued interest receivable	19,722	22,016
Premises, furniture, and equipment, net	46,360	40,458
Rental equipment, net	184,732	107,290
Bank-owned life insurance	89,193	87,293
Foreclosed real estate and repossessed assets	29,514	31,638
Goodwill	307,941	303,270
Intangible assets	56,153	70,719
Prepaid assets	22,023	27,906
Deferred taxes	21,630	18,737
Other assets	52,831	35,090

Total assets	$6,101,072	$5,835,067

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Noninterest-bearing checking	$2,751,931	$2,405,274
Interest-bearing checking	157,802	111,587
Savings deposits	52,179	54,765
Money market deposits	68,604	51,995
Time certificates of deposit	116,698	276,180
Wholesale deposits	1,628,000	1,531,186
Total deposits	4,775,214	4,430,987
Short-term borrowings	146,613	425,759
Long-term borrowings	209,765	88,963
Accrued interest payable	12,350	7,794
Accrued expenses and other liabilities	134,229	133,838
Total liabilities	5,278,171	5,087,341

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued or outstanding at June 30, 2019 and September 30, 2018, respectively	—	—
Common stock, $.01 par value; 90,000,000 and 90,000,000 shares authorized, 37,878,694 and 39,192,063 shares issued, 37,878,205 and 39,167,280 shares outstanding at June 30, 2019 and September 30, 2018, respectively	379	393
Common stock, Nonvoting, $.01 par value; 3,000,000 shares authorized, no shares issued or outstanding at June 30, 2019 and September 30, 2018, respectively	—	—
Additional paid-in capital	578,715	565,811
Retained earnings	238,004	213,048
Accumulated other comprehensive income (loss)	2,308	(33,111)
Treasury stock, at cost, 489 and 24,783 common shares at June 30, 2019 and September 30, 2018, respectively	(13)	(1,989)
Total equity attributable to parent	819,393	744,152
Noncontrolling interest	3,508	3,574
Total stockholders’ equity	822,901	747,726

Total liabilities and stockholders’ equity	$6,101,072	$5,835,067
See Notes to Condensed Consolidated Financial Statements.
(1)All share and per share data has been adjusted to reflect the 3-for-1 forward stock split effected by the Company on October 4, 2018.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data(1))	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Interest and dividend income:
Loans and leases, including fees	$69,732	$19,056	$203,900	$53,344
Mortgage-backed securities	3,063	3,950	8,622	11,755
Other investments	8,837	11,098	32,380	33,234
	81,632	34,104	244,902	98,333
Interest expense:
Deposits	10,395	2,264	35,731	7,106
FHLB advances and other borrowings	4,269	3,429	10,581	9,215
	14,664	5,693	46,312	16,321

Net interest income	66,968	28,411	198,590	82,012

Provision for loan and lease losses	9,112	5,315	51,529	24,726

Net interest income after provision for loan and lease losses	57,856	23,096	147,061	57,286

Noninterest income:
Refund transfer product fees	6,697	7,358	38,559	41,353
Tax advance product fees	34	(46)	34,757	35,739
Card fees	19,537	22,807	61,939	74,910
Rental income	9,386	—	30,167	—
Loan and lease fees	1,012	1,111	3,185	3,445
Bank-owned life insurance	628	633	1,901	1,952
Deposit fees	2,335	1,134	6,365	2,964
Gain (loss) on sale of securities available-for-sale, net (Includes $440 and ($22) reclassified from accumulated other comprehensive income (loss) for net gains (losses) on available for sale securities for the three months ended June 30, 2019 and 2018, respectively and $649 and ($1,198) for the nine months ended June 30, 2019 and 2018, respectively)	440	(22)	649	(1,198)
Gain on sale of loans and leases	1,913	—	3,865	—
Loss on foreclosed real estate	—	—	(185)	(19)
Other income	1,808	250	5,363	766
Total noninterest income	43,790	33,225	186,565	159,912

Noninterest expense:
Compensation and benefits	35,176	24,439	117,350	78,951
Refund transfer product expense	287	1,694	7,478	11,665
Tax advance product expense	425	(19)	3,101	1,736
Card processing	4,613	7,068	18,670	20,798
Occupancy and equipment	7,136	4,720	20,806	14,087
Operating lease equipment depreciation	6,029	—	18,280	—
Legal and consulting	4,065	2,781	12,341	8,436
Marketing	368	416	1,493	1,637
Data processing	260	301	1,018	958
Intangible amortization	4,374	1,664	14,352	6,077
Impairment expense	—	—	9,660	—
Other expense	9,735	5,988	32,467	17,247
Total noninterest expense	72,468	49,053	257,016	161,592

Income before income tax expense	29,178	7,268	76,610	55,606

Income tax (benefit) expense (Includes $110 and ($6) reclassified from accumulated other comprehensive loss for the three months ended June 30, 2019 and 2018, respectively and $162 and ($335) for the nine months ended June 30, 2019 and 2018, respectively)	(1,158)	476	(3,244)	12,708

Net income before noncontrolling interest	30,336	6,792	79,854	42,898
Net income attributable to noncontrolling interest	1,045	—	3,045	—
Net income attributable to parent	$29,291	$6,792	$76,809	$42,898

Earnings per common share
Basic	$0.75	$0.23	$1.96	$1.48
Diluted	$0.75	$0.23	$1.95	$1.47
See Notes to Condensed Consolidated Financial Statements.
(1)All share and per share data has been adjusted to reflect the 3-for-1 forward stock split effected by the Company on October 4, 2018.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net income before noncontrolling interest	$30,336	$6,792	$79,854	$42,898

Other comprehensive income (loss):
Change in net unrealized gain (loss) on debt securities	16,897	(9,905)	48,157	(53,377)
(Gain) loss realized in net income	(440)	22	(649)	1,198
	16,457	(9,883)	47,508	(52,179)
Unrealized gain (loss) on currency translation	221	—	(24)	—
Deferred income tax effect	4,106	(2,447)	11,590	(14,412)
Total other comprehensive income (loss)	12,572	(7,436)	35,894	(37,767)
Total comprehensive income (loss)	42,908	(644)	115,748	5,131
Total comprehensive income attributable to noncontrolling interest	1,045	—	3,045	—
Comprehensive income (loss) attributable to parent	$41,863	$(644)	$112,703	$5,131
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data(1))

	Meta Financial Group, Inc. Stockholders' Equity
Three Months Ended June 30, 2019	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance, March 31, 2019	$395	$576,406	$258,600	$(10,264)	$(4,956)	$820,181	$3,528	$823,709
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,931)	—	—	(1,931)	—	(1,931)
Issuance of common shares due to exercise of stock options	—	37	—	—	—	37	—	37
Share repurchases	(16)	16	(43,000)	—	(13)	(43,013)	—	(43,013)
Retirement of treasury stock	—	—	(4,956)	—	4,956	—		—
Stock compensation	—	2,256	—	—	—	2,256	—	2,256
Total other comprehensive income	—	—	—	12,572	—	12,572	—	12,572
Net income	—	—	29,291	—	—	29,291	1,045	30,336
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(1,065)	(1,065)
Balance, June 30, 2019	$379	$578,715	$238,004	$2,308	$(13)	$819,393	$3,508	$822,901

Nine Months Ended June 30, 2019
Balance, September 30, 2018	$393	$565,811	$213,048	$(33,111)	$(1,989)	$744,152	$3,574	$747,726
Adoption of Accounting Standards Update 2014-09, net of income taxes	—	—	1,502	—	—	1,502	—	1,502
Adoption of Accounting Standards Update 2016-01	—	—	475	(475)	—	—	—	—
Cash dividends declared on common stock ($0.15 per share)	—	—	(5,874)	—	—	(5,874)	—	(5,874)
Issuance of common shares due to exercise of stock options	—	92	—	—	—	92	—	92
Issuance of common shares due to restricted stock	3	—	—	—	—	3	—	3
Issuance of common shares due to ESOP	—	2,010	—	—	—	2,010	—	2,010
Share repurchases	(17)	17	(43,000)	—	(2,980)	(45,980)	—	(45,980)
Retirement of treasury stock	—	—	(4,956)	—	4,956	—	—	—
Stock compensation	—	10,785	—	—	—	10,785	—	10,785
Total other comprehensive income	—	—	—	35,894	—	35,894	—	35,894
Net income	—	—	76,809	—	—	76,809	3,045	79,854
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(3,111)	(3,111)
Balance, June 30, 2019	$379	$578,715	$238,004	$2,308	$(13)	$819,393	$3,508	$822,901

	Meta Financial Group, Inc. Stockholders' Equity
Three Months Ended June 30, 2018	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance, March 31, 2018	$291	$265,491	$200,753	$(21,166)	$(1,666)	$443,703	$—	$443,703
Cash dividends declared on common stock ($0.04 per share)	—	—	(1,261)	—	—	(1,261)	—	(1,261)
Shares repurchased	—	—	—	—	(5)	(5)	—	(5)
Stock compensation	—	2,119	—	—	—	2,119	—	2,119
Total other comprehensive (loss)	—	—	—	(7,435)	—	(7,435)	—	(7,435)
Net income	—	—	6,792	—	—	6,792	—	6,792
Balance, June 30, 2018	$291	$267,610	$206,284	$(28,601)	$(1,671)	$443,913	$—	$443,913

Nine Months Ended June 30, 2018
Balance, September 30, 2017	$288	$258,144	$167,164	$9,166	$(266)	$434,496	$—	$434,496
Cash dividends declared on common stock ($0.12 per share)	—	—	(3,778)	—	—	(3,778)	—	(3,778)
Issuance of common shares due to exercise of stock options	—	147	—	—	—	147	—	147
Issuance of common shares due to restricted stock	2	—	—	—	—	2	—	2
Issuance of common shares due to ESOP	1	1,605	—	—	—	1,606	—	1,606
Shares repurchased	—	(726)	—	—	(1,405)	(2,131)	—	(2,131)
Stock compensation	—	8,440	—	—	—	8,440	—	8,440
Total other comprehensive (loss)	—	—	—	(37,767)	—	(37,767)	—	(37,767)
Net income	—	—	42,898	—	—	42,898	—	42,898
Balance, June 30, 2018	$291	$267,610	$206,284	$(28,601)	$(1,671)	$443,913	$—	$443,913
See Notes to Condensed Consolidated Financial Statements.
(1)All share and per share data has been adjusted to reflect the 3-for-1 forward stock split effected by the Company on October 4, 2018.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30,
(Dollars in Thousands)	2019	2018
Cash flows from operating activities:
Net income	$79,854	$42,898
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	41,290	27,995
Stock compensation	10,785	8,440
Provision (recovery):
Loan and lease losses	51,529	24,726
Deferred taxes	(14,468)	488
Loans held for sale:
Originations	(104,121)	—
Purchases	(12,643)	—
Proceeds from sales	95,663	—
Net change	15,925	—
Fair value adjustment of foreclosed real estate	139	29
Net realized (gain) loss:
Other assets	(54)	(1)
Foreclosed real estate or other assets	185	19
Available for sale securities, net	(649)	1,198
Loans held for sale	(3,650)	—
Leases receivable and rental equipment	(2,598)	—
Net change:
Other assets	(15,957)	577
Accrued interest payable	4,556	1,425
Accrued expenses and other liabilities	18,785	4,879
Accrued interest receivable	2,294	1,555
Change in bank-owned life insurance value	(1,900)	(1,952)
Impairment on rental equipment	6,194	—
Impairment of intangibles	111	—
Net cash provided by operating activities	171,270	112,276

Cash flows from investing activities:
Available for sale securities:
Purchases	(297,548)	(418,699)
Proceeds from sales	720,376	312,863
Proceeds from maturities and principal repayments	110,810	115,878
Held to maturity:
Proceeds from maturities and principal repayments	24,809	29,752
Loans and leases:
Purchases	(219,551)	(95,169)
Proceeds from sales	13,069	19,961
Net change	(530,215)	(238,679)
Proceeds from sales of foreclosed real estate or other assets	1,905	244
Federal Home Loan Bank stock:
Purchases	(606,756)	(713,444)
Redemption	612,920	767,120
Rental equipment:
Purchases	(111,150)	—
Proceeds from sales	6,551	—
Net change	1,868	—
Premises and equipment:
Purchases	(11,944)	(5,176)
Proceeds from sales	101	—
Net cash (used in) investing activities	(284,755)	(225,349)

Cash flows from financing activities:
Net change:
Checking, savings, and money market deposits	408,951	219,909
Time deposits	(159,611)	(66,486)
Wholesale deposits	96,763	144,786
FHLB and other borrowings	110,000	(415,000)
Federal funds	(287,000)	(963,000)
Securities sold under agreements to repurchase	(36)	754

Net investment by (distribution to) noncontrolling interests	(3,111)	—
Proceeds from other liabilities	7,525
Principal payments:
Other liabilities	(9,404)	—
Capital lease obligations	(64)	(46)
Cash dividends paid	(5,874)	(3,778)
Purchase of shares by ESOP	2,010	1,606
Issuance of restricted stock	3	2
Proceeds from exercise of stock options and issuance of common stock	92	147
Shares repurchased	(45,980)	(2,131)
Net cash provided by (used in) financing activities	114,264	(1,083,237)

Effect of exchange rate changes on cash	(24)	—

Net change in cash and cash equivalents	755	(1,196,310)

Cash and cash equivalents at beginning of year	99,977	1,267,586
Cash and cash equivalents at end of year	$100,732	$71,276

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Con't.)

	Nine Months Ended June 30,
	2019	2018
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$19,220	$17,746
Income taxes	(247)	8,211
Franchise taxes	184	199
Other taxes	539	129

Supplemental schedule of non-cash investing activities:
Transfers
Loans and leases to foreclosed real estate or other assets	105	29,922
Loans and leases to rental equipment	229	—
Loans transferred to held for sale	39,452	—
Purchases/Sales of investment securities accrued, not settled
Purchases - Available for sale	1,721	4,117
Securities transferred from held-to-maturity to available-for-sale	—	306,000
Short- and long-term borrowings transferred from other liabilities	20,026	—
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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three- and nine-month periods ended June 30, 2019 are not necessarily indicative of the results expected for the fiscal year ending September 30, 2019.

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

Adopted ASUs
Revenue Recognition - The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), subsequent related Updates (collectively, ASU 2014-09), and ASU 2016-04, Liabilities - Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage of Certain Prepaid Stored-Value Products on October 1, 2018. ASU 2014-09 modifies the guidance used to recognize revenue from contracts with customers for transfers of goods or services and transfers of non-financial assets, unless those contracts are within the scope of other guidance. Upon adoption, the Company recorded a cumulative-effect adjustment of $1.5 million to retained earnings, net of tax, due to changes in timing of revenue recognition from breakage of unregistered, unused prepaid cards in the Company’s Meta Payment Systems (MPS) division. Refer to Note 13. Revenue from Contracts with Customers for additional information.

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
Management has evaluated the Company’s leasing contracts and activities and is developing methodologies and processes to estimate and account for right-of-use assets and lease liabilities based on the present value of future lease payments. While the recognition of right-of-use assets will increase total consolidated assets as well as the Company’s risk-weighted assets, management does not expect the impact to capital ratios to be material. The adoption of this guidance is not expected to result in a material change to lessee expense recognition. Management expects the changes in lessor accounting to result in earlier recognition of expense due to a narrower definition of initial direct costs and presentation changes on the income statement due to costs excluded from contract consideration that are reimbursed by the lessee, in addition to other operational impacts.
Other Upcoming ASUs - Refer to the Company’s most recently audited consolidated financial statements for the year ended September 30, 2018 for the latest update on other ASUs relevant to the Company and not yet adopted as of June 30, 2019.

NOTE 3. ACQUISITIONS

The Company acquired Crestmark Bancorp, Inc. ("Crestmark") and its bank subsidiary, Crestmark Bank, on August 1, 2018 for a purchase price of $295.8 million paid by issuance of 9,919,512 shares of Meta common stock. The initial accounting for certain liabilities and goodwill were incomplete and the amounts recorded were considered provisional. The Company recognized certain measurement period adjustments, discussed below, as of June 30, 2019. The amount of goodwill recorded remains provisional, as well as the other assets and liabilities noted in the table below. The measurement period remains open for the Crestmark acquisition until August 1, 2019. The following table summarizes the allocation of the purchase price to net assets of Crestmark as of the August 1, 2018 acquisition date.

(Dollars in Thousands)	Estimated fair value as previously reported(a)	Measurement period adjustments	Fair value as adjusted
Rental Equipment	$98,977	$(3,355)	$95,622
Intangible assets	28,253	(117)	28,136
Goodwill	204,547	4,671	209,218
Accrued expenses and other liabilities	88,301	1,199	89,500
Net other assets	55,464	—	55,464
Noncontrolling interest	3,167	—	3,167
Purchase price	295,773	—	295,773
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
The Company has repossessed 173 of the 176 underlying assets and is in the process of performing repairs and general maintenance to the assets where needed to ensure they are in prime condition for re-lease. As of June 30, 2019 the Company is continuing its repossession efforts with respect to the remaining three units. The timing and extent to which the Company will be able to re-lease the underlying assets remains uncertain as the Company is actively marketing the units. The adjustments to goodwill and impairment recognized for the DC Solar events reflect the Company's best estimate of the potential loss incurred, based on the Company's present understanding of the relevant facts. Assumptions utilized in the estimate included recoverability of the MSGs and the Company's ability to re-lease them, contractual rents, and residual values. As new facts and circumstances become available, the Company will assess any remaining exposure with respect to these DC Solar matters to determine whether additional adjustments to goodwill and/or impairment loss are necessary. As long as the required criteria under GAAP are met, the Company will continue to account for adjustments to the acquired DC Solar transactions as adjustments to goodwill until the measurement period closes, which will not extend beyond August 1, 2019. During the fiscal quarter ended March 31, 2019, the Company recognized a net decrease in net income of $6.6 million and a net decrease of $8.5 million in regulatory capital as a result of the DC Solar bankruptcy and ongoing federal investigation. There were no additional adjustments recorded due to the DC Solar events in the three months ended June 30, 2019.

Measurement Period Adjustments - Other
The Company recorded additional measurement period adjustments in the second and third fiscal quarters of 2019 for provisional tax and compensation liabilities assumed through the Crestmark acquisition. The Company obtained additional information about facts and circumstances existing at the Crestmark acquisition date that resulted in an increase to liabilities and goodwill recognized of $2.2 million.

NOTE 4. LOANS AND LEASES, NET
Loan and lease tables have been conformed to be consistent with the Company's updated categorization of its lending portfolio between National Lending and Community Banking.
Loans and leases at June 30, 2019 and September 30, 2018 were as follows:

	June 30, 2019	September 30, 2018
National Lending	(Dollars in Thousands)
Asset based lending	$615,309	$477,917
Factoring	320,344	284,221
Lease financing	341,957	265,315
Insurance premium finance	358,772	337,877
SBA/USDA	99,791	59,374
Other commercial finance	99,677	85,145
Commercial finance	1,835,850	1,509,849
Consumer credit products	155,539	80,605
Other consumer finance	164,727	189,756
Consumer finance(1)	320,266	270,361
Tax services	24,410	1,073
Warehouse finance(1)	250,003	65,000
Total National Lending	2,430,529	1,846,283
Community Banking
Commercial real estate and operating	877,412	790,890
Consumer one-to-four family real estate and other	256,853	247,318
Agricultural real estate and operating	61,169	60,498
Total Community Banking	1,195,434	1,098,706
Total gross loans and leases	3,625,963	2,944,989

Allowance for loan and lease losses	(43,505)	(13,040)
Net deferred loan origination fees (costs)	5,068	(250)
Total loans and leases, net(2)	$3,587,526	$2,931,699

(1) Warehouse finance loans are presented in their own line. Previously these balances were included with consumer finance loans. Prior period balances have also been adjusted to reflect this change.
(2) As of June 30, 2019, the remaining balance of acquired loans and leases from the Crestmark acquisition was $402.4 million and the remaining balances of the credit and interest rate mark discounts related to the acquired loans and leases held for investment were $6.8 million and $3.2 million, respectively, while the remaining balance of the interest rate mark premium related to the acquired loans held for sale was $0.7 million. On August 1, 2018, the Company acquired loans and leases from the Crestmark acquisition totaling $1.06 billion and recorded related credit and interest rate mark discounts of $12.3 million and $6.0 million, respectively.

During the nine months ended June 30, 2019, the Company transferred $39.5 million of consumer credit product loans to held for sale and originated $104.1 million of SBA/USDA and consumer credit product loans as held for sale. The Company sold held for sale loans resulting in proceeds of $95.7 million and gains on sale of $3.7 million during the nine months ended June 30, 2019. During the nine months ended June 30, 2018, the Company did not designate any loans as held for sale or sell any held for sale loans.

Loans purchased and sold by portfolio segment, including participation interests, for the three and nine months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Loans Purchased	(Dollars in Thousands)
Loans held for sale	$6,703	$—	$12,643	$—
Loans held for investment:
Total National Lending	72,737	—	198,328	72,751
Total Community Banking	2,710	6,183	21,223	22,418
Total purchases	82,150	6,183	232,194	95,169
Loans Sold
Loans held for sale	57,661	—	92,565	—
Loans held for investment:
Total Community Banking	2,212	10,379	13,069	19,961
Total sales	$59,873	$10,379	$105,634	$19,961

The net investment in direct financing and sales-type leases was comprised of the following as of June 30, 2019 and September 30, 2018.

	June 30, 2019	September 30, 2018
	(Dollars in Thousands)
Minimum lease payments receivable	$388,291	$301,835
Estimated residual value of leased equipment	12,128	12,406
Unamortized initial direct costs	5,173	1,806
Premium on acquired leases	3	26
Unearned income	(58,450)	(48,949)
Net investment in direct financing and sales-type leases	$347,145	$267,124

Future minimum lease payments receivable on noncancelable direct financing and sales-type leases were as follows as of June 30, 2019.

As of June 30, 2019
(Dollars in thousands)
Remaining in 2019	$36,473
2020	129,577
2021	104,805
2022	67,262
2023	37,753
2024 and thereafter	12,421
Total	$388,291

The Company did not record any contingent rental income from sales-type and direct financing leases in the nine months ended June 30, 2019.

Activity in the allowance for loan and lease losses and balances of loans and leases by portfolio segment for each of the three and nine months ended June 30, 2019 and 2018 was as follows:

Allowance for loan and lease losses:	Beginning balance	Provision (recovery) for loan and lease losses	Charge-offs	Recoveries	Ending balance
Three Months Ended June 30, 2019	(Dollars in Thousands)
National Lending
Asset based lending	$3,499	$2,685	$(1,380)	$3	$4,807
Factoring	1,761	2,747	(1,335)	31	3,204
Lease financing	1,965	(13)	(736)	203	1,419
Insurance premium finance	919	201	(275)	171	1,016
SBA/USDA	474	449	—	—	923
Other commercial finance	525	432	—	—	957
Commercial finance	9,143	6,501	(3,726)	408	12,326
Consumer credit products	1,314	142	—	—	1,456
Other consumer finance	5,130	1,890	(1,398)	28	5,650
Consumer finance	6,444	2,032	(1,398)	28	7,106
Tax services	24,102	914	(9,627)	36	15,425
Warehouse finance	185	65	—	—	250
Total National Lending	39,874	9,512	(14,751)	472	35,107
Community Banking
Commercial real estate and operating	6,673	(249)	—	—	6,424
Consumer one-to-four family real estate and other	958	(65)	—	—	893
Agricultural real estate and operating	1,167	(86)	—	—	1,081
Total Community Banking	8,798	(400)	—	—	8,398
Total	$48,672	$9,112	$(14,751)	$472	$43,505

Allowance for loan and lease losses:	Beginning balance	Provision (recovery) for loan and lease losses	Charge-offs	Recoveries	Ending balance
Nine Months Ended June 30, 2019	(Dollars in Thousands)
National Lending
Asset based lending	$107	$6,213	$(1,642)	$129	$4,807
Factoring	64	5,769	(2,711)	82	3,204
Lease financing	59	1,529	(2,198)	2,029	1,419
Insurance premium finance	1,031	2,091	(2,359)	253	1,016
SBA/USDA	13	910	—	—	923
Other commercial finance	28	929	—	—	957
Commercial finance	1,302	17,441	(8,910)	2,493	12,326
Consumer credit products	785	671	—	—	1,456
Other consumer finance	2,820	8,249	(5,477)	58	5,650
Consumer finance	3,605	8,920	(5,477)	58	7,106
Tax services	—	24,883	(9,670)	212	15,425
Warehouse finance	65	185	—	—	250
Total National Lending	4,972	51,429	(24,057)	2,763	35,107
Community Banking
Commercial real estate and operating	6,220	204	—	—	6,424
Consumer one-to-four family real estate and other	632	281	(20)	—	893
Agricultural real estate and operating	1,216	(385)	—	250	1,081
Total Community Banking	8,068	100	(20)	250	8,398
Total	$13,040	$51,529	$(24,077)	$3,013	$43,505

Allowance for loan and lease losses:	Beginning balance	Provision (recovery) for loan and lease losses	Charge-offs	Recoveries	Ending balance
Three Months Ended June 30, 2018	(Dollars in Thousands)
National Lending
Insurance premium finance	$746	$304	$(243)	$99	$906
Other commercial finance	4	8	—	—	12
Commercial finance	750	312	(243)	99	918
Consumer credit products	—	264	—	—	264
Other consumer finance	—	3,000	—	—	3,000
Consumer finance	—	3,264	—	—	3,264
Tax services	19,573	1,189	(10,507)	1	10,256
Total National Lending	20,323	4,765	(10,750)	100	14,438
Community Banking
Commercial real estate and operating	4,100	687	—	—	4,787
Consumer one-to-four family real estate and other	901	(218)	—	—	683
Agricultural real estate and operating	765	(51)	—	207	921
Unallocated	989	132	—	—	1,121
Total Community Banking	6,755	550	—	207	7,512
Total	$27,078	$5,315	$(10,750)	$307	$21,950

Allowance for loan and lease losses:	Beginning balance	Provision (recovery) for loan and lease losses	Charge-offs	Recoveries	Ending balance
Nine Months Ended June 30, 2018	(Dollars in Thousands)
National Lending
Insurance premium finance	$796	$569	$(711)	$252	$906
Other commercial finance	4	8	—	—	12
Commercial finance	800	577	(711)	252	918
Consumer credit products	—	264	—	—	264
Other consumer finance	—	3,000	—	—	3,000
Consumer finance	—	3,264	—	—	3,264
Tax services	5	20,335	(10,507)	423	10,256
Total National Lending	805	24,176	(11,218)	675	14,438
Community Banking
Commercial real estate and operating	2,820	1,967	—	—	4,787
Consumer one-to-four family real estate and other	809	(98)	(31)	3	683
Agricultural real estate and operating	2,574	(1,914)	—	261	921
Unallocated	526	595	—	—	1,121
Total Community Banking	6,729	550	(31)	264	7,512
Total	$7,534	$24,726	$(11,249)	$939	$21,950

The following tables provide details regarding the allowance for loan and lease losses and balance by type of allowance as of June 30, 2019 and September 30, 2018.

	Allowance			Loans and Leases
Recorded Investment	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total
As of June 30, 2019	(Dollars in Thousands)
National Lending
Asset based lending	$12	$4,795	$4,807	$8,119	$607,190	$615,309
Factoring	255	2,949	3,204	7,795	312,549	320,344
Lease financing	—	1,419	1,419	5,455	336,502	341,957
Insurance premium finance	—	1,016	1,016	—	358,772	358,772
SBA/USDA	—	923	923	1,276	98,515	99,791
Other commercial finance	—	957	957	—	99,677	99,677
Commercial finance	267	12,059	12,326	22,645	1,813,205	1,835,850
Consumer credit products	—	1,456	1,456	—	155,539	155,539
Other consumer finance	—	5,650	5,650	1,039	163,688	164,727
Consumer finance	—	7,106	7,106	1,039	319,227	320,266
Tax services	—	15,425	15,425	—	24,410	24,410
Warehouse finance	—	250	250	—	250,003	250,003
Total National Lending	267	34,840	35,107	23,684	2,406,845	2,430,529
Community Banking
Commercial real estate and operating	—	6,424	6,424	319	877,093	877,412
Consumer one-to-four family real estate and other	—	893	893	290	256,563	256,853
Agricultural real estate and operating	—	1,081	1,081	1,237	59,932	61,169
Total Community Banking	—	8,398	8,398	1,846	1,193,588	1,195,434
Total	$267	$43,238	$43,505	$25,530	$3,600,433	$3,625,963

	Allowance			Loans and Leases
Recorded Investment	Ending balance: individually evaluated for impairment(1)	Ending balance: collectively evaluated for impairment(1)	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total
As of September 30, 2018	(Dollars in Thousands)
National Lending
Asset based lending	$—	$107	$107	$1,404	$476,513	$477,917
Factoring	—	64	64	3,331	280,890	284,221
Lease financing	—	59	59	8,877	256,438	265,315
Insurance premium finance	—	1,031	1,031	—	337,877	337,877
SBA/USDA	—	13	13	—	59,374	59,374
Other commercial finance	—	28	28	—	85,145	85,145
Commercial finance	—	1,302	1,302	13,612	1,496,237	1,509,849
Consumer credit products	—	785	785	—	80,605	80,605
Other consumer finance	—	2,820	2,820	—	189,756	189,756
Consumer finance	—	3,605	3,605	—	270,361	270,361
Tax services	—	—	—	—	1,073	1,073
Warehouse finance	—	65	65	—	65,000	65,000
Total National Lending	—	4,972	4,972	13,612	1,832,671	1,846,283
Community Banking
Commercial real estate and operating	—	6,220	6,220	451	790,439	790,890
Consumer one-to-four family real estate and other	—	632	632	94	247,224	247,318
Agricultural real estate and operating	—	1,216	1,216	1,454	59,044	60,498
Total Community Banking	—	8,068	8,068	1,999	1,096,707	1,098,706
Total	$—	$13,040	$13,040	$15,611	$2,929,378	$2,944,989
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

The asset classification of loans and leases at June 30, 2019 and September 30, 2018 were as follows:

Asset Classification	Pass	Watch	Special Mention	Substandard	Total
June 30, 2019	(Dollars in Thousands)
National Lending
Asset based lending	$539,623	$—	$67,567	$8,119	$615,309
Factoring	272,589	—	39,960	7,795	320,344
Lease financing	323,539	—	12,963	5,455	341,957
Insurance premium finance	358,772	—	—	—	358,772
SBA/USDA	90,110	—	8,405	1,276	99,791
Other commercial finance	99,108	—	569	—	99,677
Commercial finance	1,683,741	—	129,464	22,645	1,835,850
Consumer credit products	155,539	—	—	—	155,539
Other consumer finance	164,727	—	—	—	164,727
Consumer finance	320,266	—	—	—	320,266
Tax services	24,410	—	—	—	24,410
Warehouse finance	250,003	—	—	—	250,003
Total National Lending	2,278,420	—	129,464	22,645	2,430,529
Community Banking
Commercial real estate and operating	866,255	3,962	3,487	3,708	877,412
Consumer one-to-four family real estate and other	254,959	1,403	462	29	256,853
Agricultural real estate and operating	42,808	4,148	5,615	8,598	61,169
Total Community Banking	1,164,022	9,513	9,564	12,335	1,195,434
Total loans and leases	$3,442,442	$9,513	$139,028	$34,980	$3,625,963

Asset Classification	Pass	Watch	Special Mention	Substandard	Total
September 30, 2018	(Dollars in Thousands)
National Lending
Asset based lending	$418,635	$—	$57,877	$1,405	$477,917
Factoring	248,246	—	32,644	3,331	284,221
Lease financing	252,487	—	3,951	8,877	265,315
Insurance premium finance	336,296	—	1,581	—	337,877
SBA/USDA	39,093	—	20,281	—	59,374
Other commercial finance	85,145	—	—	—	85,145
Commercial finance	1,379,902	—	116,334	13,613	1,509,849
Consumer credit products	80,605	—	—	—	80,605
Other consumer finance	189,756	—	—	—	189,756
Consumer finance	270,361	—	—	—	270,361
Tax services	1,073	—	—	—	1,073
Warehouse finance	65,000	—	—	—	65,000
Total National Lending	1,716,336	—	116,334	13,613	1,846,283
Community Banking
Commercial real estate and operating	778,445	12,251	194	—	790,890
Consumer one-to-four family real estate and other	246,463	537	239	79	247,318
Agricultural real estate and operating	42,292	2,447	4,872	10,887	60,498
Total Community Banking	1,067,200	15,235	5,305	10,966	1,098,706
Total loans and leases	$2,783,536	$15,235	$121,639	$24,579	$2,944,989

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

Asset-Based Lending. Through its Crestmark division, the Bank provides asset-based loans secured by short-term assets such as inventory, accounts receivable, and work-in-process. Asset-based loans may also be secured by real estate and equipment. The primary sources of repayment are the operating income of the borrower, the collection of the receivables securing the loan, and/or the sale of the inventory securing the loan. Loans are typically revolving lines of credit with terms of one to three years, whereby the Bank withholds a contingency reserve representing the difference between the amount advanced and the fair value of the invoice amount or other collateral value. Credit risk is managed through advance rates appropriate for the collateral, standardized loan policies, established and authorized credit limits, attentive portfolio management and the use of lock box agreements and similar arrangements that result in the Company receiving and controlling the debtors' cash receipts. The Bank also originates collateralized term loans and notes receivable, with terms ranging from three to 25 years.

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

Through June 30, 2019, the Bank has launched two consumer credit programs. During the second quarter of fiscal 2018, the Bank entered into a three years program agreement with Liberty Lending, LLC ("Liberty Lending") whereby the Bank provides personal loans to Liberty Lending customers. The Bank and Liberty Lending market the program jointly through a wide variety of marketing channels. The loan products under the agreement with Liberty Lending are closed-end installment loans ranging from $3,500 to $45,000 in initial principal amount with durations between 13 months and 60 months.

The Bank entered into an agreement for 3 years with Health Credit Services ("HCS") during the third quarter of fiscal 2018. The Bank approves and originates loans for elective medical procedures for select HCS provider offices throughout the United States. HCS works with its provider partners to market the loans, as well as provide servicing for them. The loan products offered are unsecured, closed-end installment loans with terms between 12 months and 84 months and revolving lines of credit with durations between six months and 60 months.

Other Consumer Finance. The Bank's purchased student loan portfolios are seasoned, floating rate, private portfolios that are serviced by a third-party servicer. The portfolio purchased during the first quarter of fiscal year 2018 is indexed to one-month LIBOR, while the portfolio purchased in the first quarter of fiscal year 2017 is indexed to three-month LIBOR plus various margins. The Company received written notification on June 18, 2018 from ReliaMax Surety Company ("ReliaMax"), the company that provided insurance coverage for the student loan portfolios, which informed policy holders that the South Dakota Division of Insurance filed a petition to have ReliaMax declared insolvent and to adopt a plan of liquidation. An Order of Liquidation was entered on June 27, 2018 by the Sixth Circuit Court in Hughes County, South Dakota, declaring ReliaMax insolvent and appointing the South Dakota Division of Insurance as liquidator to adopt a plan of liquidation. The Company expects to ultimately recover a portion of the unearned premiums, though the Company can provide no assurance as to the timing and amount of any such recovery.

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

Warehouse Finance
In fiscal 2018, the Bank entered into a first-out participation agreement in a consumer receivable asset-backed warehouse line of credit, with the Bank holding a senior collateral position enhanced by a subordinate party structure. During the first quarter of fiscal 2019, the Bank entered into two additional first-out participation agreements in asset-backed warehouse lines of credit, including consumer loan receivables and small business loan receivables. The senior collateral position of the Bank is supported by a subordinate party position. During the third quarter of fiscal 2019, the Bank entered into a first-out participation agreement in a consumer receivable asset-backed warehouse line of credit, with the Bank holding a senior collateral position enhanced by a subordinate party structure.

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

The Company originates its community banking commercial operating loans primarily in the community bank's market areas.  Most of these commercial operating loans have been extended to finance local and regional businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable.  Commercial loans also may involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies. The maximum term for loans extended on machinery and equipment is based on the projected useful life of such machinery and equipment.  Generally, the maximum term on non-mortgage lines of credit is one year.

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

The Company originates one-to-four family real estate loans with terms up to a maximum of 30 years and with loan-to-value ratios up to 100% of the lesser of the appraised value of the property securing the loan or the contract price. However, the vast majority of these loans are originated with loan-to-value ratios below 80%. The Company generally requires that private mortgage insurance be obtained in an amount sufficient to reduce the Company’s exposure to at or below the 80% loan‑to‑value level. Due to consumer demand, the Company also offers fixed-rate mortgage loans with terms up to 30 years, which may conform to secondary market standards such as those imposed by Fannie Mae, Ginnie Mae, and Freddie Mac. The Company typically holds all fixed-rate mortgage loans and does not engage in secondary market sales. The Company also offers ARM loans with terms up to five years and ten years.

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

Agricultural Real Estate and Operating. The Company originates loans to finance the purchase of farmland, livestock, farm machinery and equipment, seed, fertilizer, and other farm-related products, primarily in its market areas. Agricultural operating loans are originated at either an adjustable- or fixed-rate of interest for up to a 1 year term or, in the case of livestock, are due upon sale. Agricultural real estate loans are frequently originated with adjustable rates of interest.  Generally, such loans provide for a fixed rate of interest for the first 5 years to 10 years, after which the loan will balloon or the interest rate will adjust annually. These loans generally amortize over a period of 20 to 25 years. Fixed-rate agricultural real estate loans typically have terms up to 10 years. Agricultural real estate loans are generally limited to 75% of the value of the property securing the loan.

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

Past due loans and leases at June 30, 2019 and September 30, 2018 were as follows:

	Accruing and Non-accruing Loans and Leases						Non-performing Loans and Leases
Past Due Loans and Leases	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Non-accrual balance	Total
June 30, 2019	(Dollars in Thousands)
National Lending
Asset based lending	$1,701	$428	$2,890	$5,019	$610,290	$615,309	$180	$5,654	$5,834
Factoring	—	—	20	20	320,324	320,344	—	4,846	4,846
Lease financing	2,080	1,816	5,408	9,304	332,653	341,957	4,225	1,936	6,161
Insurance premium finance	2,233	1,081	1,679	4,993	353,779	358,772	1,679	—	1,679
SBA/USDA	85	—	259	344	99,447	99,791	—	259	259
Other commercial finance	—	—	—	—	99,677	99,677	—	—	—
Commercial finance	6,099	3,325	10,256	19,680	1,816,170	1,835,850	6,084	12,695	18,779
Consumer credit products	1,454	1,039	703	3,196	152,343	155,539	703	—	703
Other consumer finance	996	614	1,083	2,693	162,034	164,727	1,083	—	1,083
Consumer finance	2,450	1,653	1,786	5,889	314,377	320,266	1,786	—	1,786
Tax services	—	24,410	—	24,410	—	24,410	—	—	—
Warehouse finance	—	—	—	—	250,003	250,003	—	—	—
Total National Lending	8,549	29,388	12,042	49,979	2,380,550	2,430,529	7,870	12,695	20,565
Community Banking
Commercial real estate and operating	—	—	—	—	877,412	877,412	—	—	—
Consumer one-to-four family real estate and other	54	36	233	323	256,530	256,853	—	233	233
Agricultural real estate and operating	1,745	—	—	1,745	59,424	61,169	—	—	—
Total Community Banking	1,799	36	233	2,068	1,193,366	1,195,434	—	233	233
Total Loans and Leases	$10,348	$29,424	$12,275	$52,047	$3,573,916	$3,625,963	$7,870	$12,928	$20,798

	Accruing and Non-accruing Loans and Leases						Non-performing Loans and Leases
Past Due Loans and Leases	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Non-accrual balance	Total
September 30, 2018	(Dollars in Thousands)
National Lending
Asset based lending	$1,235	$2,151	$94	$3,480	$474,437	$477,917	$94	$—	$94
Factoring	—	—	—	—	284,221	284,221	—	—	—
Lease financing	16,542	532	2,921	19,995	245,320	265,315	726	2,864	3,590
Insurance premium finance	1,864	1,019	2,981	5,864	332,013	337,877	2,981	—	2,981
SBA/USDA	1,067	—	—	1,067	58,307	59,374	—	—	—
Other commercial finance	—	—	—	—	85,145	85,145	—	—	—
Commercial finance	20,708	3,702	5,996	30,406	1,479,443	1,509,849	3,801	2,864	6,665
Consumer credit products	532	284	147	963	79,642	80,605	147	—	147
Other consumer finance	2,677	1,311	2,237	6,225	183,531	189,756	2,237	—	2,237
Consumer finance	3,209	1,595	2,384	7,188	263,173	270,361	2,384	—	2,384
Tax services	—	—	1,073	1,073	—	1,073	1,073	—	1,073
Warehouse finance	—	—	—	—	65,000	65,000	—	—	—
Total National Lending	23,917	5,297	9,453	38,667	1,807,616	1,846,283	7,258	2,864	10,122
Community Banking
Commercial real estate and operating	—	—	—	—	790,890	790,890	—	—	—
Consumer one-to-four family real estate and other	105	—	79	184	247,134	247,318	79	—	79
Agricultural real estate and operating	—	—	—	—	60,498	60,498	—	—	—
Total Community Banking	105	—	79	184	1,098,522	1,098,706	79	—	79
Total Loans and Leases	$24,022	$5,297	$9,532	$38,851	$2,906,138	$2,944,989	$7,337	$2,864	$10,201

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

Impaired loans and leases at June 30, 2019 and September 30, 2018 were as follows:

June 30, 2019	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans and leases without a specific valuation allowance	(Dollars in Thousands)
National Lending
Asset based lending	$8,024	$9,362	$—
Factoring	3,580	4,655	—
Lease financing	5,455	5,455	—
SBA/USDA	1,276	1,276	—
Commercial finance	18,335	20,748	—
Other consumer finance	1,039	1,089	—
Consumer finance	1,039	1,089	—
Total National Lending	19,374	21,837	—
Community Banking
Commercial real estate and operating	319	319	—
Consumer one-to-four family real estate and other	290	290	—
Agricultural real estate and operating	1,237	1,237	—
Total Community Banking	1,846	1,846	—
Total	$21,220	$23,683	$—
Loans and leases with a specific valuation allowance
National Lending
Asset based lending	$95	$107	$12
Factoring	4,215	5,555	255
Commercial finance	4,310	5,662	267
Total National Lending	4,310	5,662	267
Total	$4,310	$5,662	$267

September 30, 2018	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans and leases without a specific valuation allowance	(Dollars in Thousands)
National Lending
Asset based lending	$1,325	$1,325	$—
Factoring	1,383	1,713	—
Lease financing	5,491	5,491	—
Commercial finance	8,199	8,529	—
Total National Lending	8,199	8,529	—
Community Banking
Commercial real estate and operating	405	405	—
Consumer one-to-four family real estate and other	140	140	—
Agricultural real estate and operating	1,454	1,454	—
Total Community Banking	1,999	1,999	—
Total	$10,198	$10,528	$—
Loans and leases with a specific valuation allowance
National Lending
Asset based lending	$79	$79	$22
Factoring	1,948	2,198	49
Lease financing	3,386	3,386	517
Commercial finance	5,413	5,663	588
Total National Lending	5,413	5,663	588
Total	$5,413	$5,663	$588

The following table provides the average recorded investment in impaired loans and leases for the three- and nine-month periods ended June 30, 2019 and 2018.

Three Months Ended June 30,	2019		2018
	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
	(Dollars in Thousands)
National Lending
Asset based lending	$6,683	$88	$—	$—
Factoring	6,621	—	—	—
Lease financing	3,351	—	—	—
SBA/USDA	425	—	—	—
Commercial finance	17,080	88	—	—
Other consumer finance	1,190	28	—	—
Consumer finance	1,190	28	—	—
Total National Lending	18,270	116	—	—
Community Banking
Commercial real estate and operating	106	5	604	4
Consumer one-to-four family real estate and other	186	1	342	2
Agricultural real estate and operating	1,226	28	2,670	42
Total Community Banking	1,518	34	3,616	48
Total loans and leases	$19,788	$150	$3,616	$48

Nine Months Ended June 30,	2019		2018
	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
	(Dollars in Thousands)
National Lending
Asset based lending	$3,993	$262	$—	$—
Factoring	4,178	5	—	—
Lease financing	5,012	17	—	—
SBA/USDA	142	—	—	—
Commercial finance	13,325	284	—	—
Other consumer finance	1,215	38	—	—
Consumer finance	1,215	38	—	—
Total National Lending	14,540	322	—	—
Community Banking
Commercial real estate and operating	259	9	761	14
Consumer one-to-four family real estate and other	154	3	224	11
Agricultural real estate and operating	1,371	63	1,567	106
Total Community Banking	1,784	75	2,552	131
Total loans and leases	$16,324	$397	$2,552	$131

The Company’s troubled debt restructurings ("TDRs") typically involve forgiving a portion of interest or principal on existing loans, making loans at a rate materially less than current market rates, or extending the term of the loan. There were $0.7 million of Community Banking loans and $0.1 million of National Lending loans that were modified in a TDR during the three months ended June 30, 2019, all of which were modified to extend the term of the loan. No loans and leases were modified in a TDR during the three months ended June 30, 2018.

There were $1.7 million of National Lending loans and leases and $0.7 million of Community Banking loans that were modified in a TDR during the nine months ended June 30, 2019, all of which were modified to extend the term of the loan. There were $3.8 million of Community Banking loans that were modified in a TDR during the nine months ended June 30, 2018. During the nine months ended June 30, 2019, the Company had $0.9 million of Community Banking loans that were modified in a TDR within the previous 12 months and for which there was a payment default. During the nine months ended June 30, 2018, the Company had $0.1 million of Community Banking loans that were modified in a TDR within the previous 12 months and for which there was a payment default.

At June 30, 2019, foreclosed and repossessed assets totaled $29.5 million, compared to $31.6 million at September 30, 2018. At June 30, 2019, the Company had established a valuation allowance of $0.1 million for repossessed assets. The Company did not have a valuation allowance established for any foreclosed and repossessed assets at September 30, 2018. There were no impairments on any foreclosed and repossessed assets at either date. The Company had $0.2 million of Community Banking loans in the process of foreclosure at June 30, 2019 and none at September 30, 2018.

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

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted earnings per share for the three and nine months ended June 30, 2019 and 2018 is presented below.

Three Months Ended June 30,	2019	2018
(Dollars in Thousands, Except Share and Per Share Data)
Basic income per common share:
Net income attributable to Meta Financial Group, Inc.	$29,291	$6,792
Weighted average common shares outstanding	38,903,266	29,099,472
Basic income per common share	0.75	0.23

Diluted income per common share:
Net income attributable to Meta Financial Group, Inc.	$29,291	$6,792
Weighted average common shares outstanding	38,903,266	29,099,472
Outstanding options - based upon the two-class method	74,424	119,508
Weighted average diluted common shares outstanding	38,977,690	29,218,980
Diluted income per common share	0.75	0.23

Nine Months Ended June 30,	2019	2018
(Dollars in Thousands, Except Share and Per Share Data)
Basic income per common share:
Net income attributable to Meta Financial Group, Inc.	$76,809	$42,898
Weighted average common shares outstanding	39,220,793	29,043,309
Basic income per common share	1.96	1.48

Diluted income per common share:
Net income attributable to Meta Financial Group, Inc.	$76,809	$42,898
Weighted average common shares outstanding	39,220,793	29,043,309
Outstanding options - based upon the two-class method	68,218	116,676
Weighted average diluted common shares outstanding	39,289,011	29,159,985
Diluted income per common share	1.95	1.47

NOTE 6. SECURITIES

On October 1, 2018, the Company adopted ASU 2016-01 on a prospective basis, which redefined the definition of equity securities and required their segregation from available for sale debt securities. While changes in the fair value of debt securities continue to be recorded in the equity category of accumulated other comprehensive income, the new guidance requires that changes in fair value of equity securities with readily determinable fair value be recorded in current earnings. As required by the new guidance, the unrealized gain in fair value on equity securities with readily determinable fair value (recorded in accumulated other comprehensive income at September 30, 2018) was reclassified to retained earnings on October 1, 2018. The amount of the reclassification was $0.5 million, net of tax. Equity securities with readily determinable fair value include mutual funds of $1.8 million at cost and $1.9 million at fair value at June 30, 2019.

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale ("AFS") and held to maturity ("HTM") debt securities at June 30, 2019 and September 30, 2018 are presented below.

At June 30, 2019	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities AFS
SBA securities	$189,816	$3,271	$(21)	$193,066
Obligations of states and political subdivisions	858	17	—	875
Non-bank qualified obligations of states and political subdivisions	459,551	3,456	(2,347)	460,660
Asset-backed securities	308,711	753	(2,168)	307,296
Mortgage-backed securities	395,059	2,838	(2,696)	395,201
Total debt securities AFS	$1,353,995	$10,335	$(7,232)	$1,357,098
Common equities and mutual funds(1)(2)	$3,593	$826	$—	$4,419
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at June 30, 2019 and September 30, 2018.
(2) ASU 2016-01 adopted on October 1, 2018, on a prospective basis, removed equity securities from AFS category at June 30, 2019.

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

(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at June 30, 2019 and September 30, 2018.

At June 30, 2019	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities HTM
Non-bank qualified obligations of states and political subdivisions	$138,128	$15	$(2,500)	$135,643
Mortgage-backed securities	7,414	—	(119)	7,295
Total held to maturity securities	$145,542	$15	$(2,619)	$142,938

At September 30, 2018	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED (LOSSES)	FAIR VALUE
	(Dollars in Thousands)
Debt securities HTM
Non-bank qualified obligations of states and political subdivisions	$163,893	$—	$(10,758)	$153,135
Mortgage-backed securities	7,850	—	(422)	7,428
Total held to maturity securities	$171,743	$—	$(11,180)	$160,563

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

GAAP requires that, at acquisition, an enterprise classify debt securities into one of three categories: AFS, HTM or trading. AFS securities are carried at fair value on the consolidated statements of financial condition, and unrealized holding gains and losses are excluded from earnings and recognized as a separate component of equity in accumulated other comprehensive income (“AOCI”). HTM debt securities are measured at amortized cost. Both AFS and HTM are subject to review for other-than-temporary impairment. The Company had no trading securities at June 30, 2019 or September 30, 2018.

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019 and September 30, 2018, were as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At June 30, 2019	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities AFS
SBA securities	$13,785	$(21)	$—	$—	$13,785	$(21)
Obligations of states and political subdivisions	—	—	—	—	—	—
Non-bank qualified obligations of states and political subdivisions	—	—	230,117	(2,347)	230,117	(2,347)
Asset-backed securities	134,246	(1,230)	62,450	(938)	196,696	(2,168)
Mortgage-backed securities	—	—	172,718	(2,696)	172,718	(2,696)
Total debt securities AFS	$148,031	$(1,251)	$465,285	$(5,981)	$613,316	$(7,232)
Common equities and mutual funds(1)(2)	—	—	—	—	—	—
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at June 30, 2019 and September 30, 2018.
(2) ASU 2016-01 adopted on October 1, 2018, on a prospective basis, removed equity securities from AFS category at June 30, 2019.

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

(1)Equity securities at fair value are included within other assets on the consolidated statement of financial condition at June 30, 2019 and September 30, 2018.

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At June 30, 2019	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities HTM
Non-bank qualified obligations of states and political subdivisions	$—	$—	$129,424	$(2,500)	$129,424	$(2,500)
Mortgage-backed securities	—	—	7,295	(119)	7,295	(119)
Total held to maturity securities	$—	$—	$136,719	$(2,619)	$136,719	$(2,619)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2018	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in Thousands)
Debt securities HTM
Non-bank qualified obligations of states and political subdivisions	$5,767	$(287)	$147,368	$(10,471)	$153,135	$(10,758)
Mortgage-backed securities	—	—	7,428	(422)	7,428	(422)
Total held to maturity securities	$5,767	$(287)	$154,796	$(10,893)	$160,563	$(11,180)

At June 30, 2019, the investment portfolio included securities with current unrealized losses that have existed for longer than one year.  All of these securities are considered to be acceptable credit risks. Because (i) the declines in fair value were due to changes in market interest rates, not in estimated cash flows, (ii) the Company does not intend or has not made a decision to sell these securities and (iii) it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, which may occur at maturity, no other-than-temporary impairment was recorded at June 30, 2019.

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

AFS Securities at Fair Value	AMORTIZED COST	FAIR VALUE

At June 30, 2019	(Dollars in Thousands)

Due in one year or less	$—	$—
Due after one year through five years	11,336	11,711
Due after five years through ten years	62,337	64,221
Due after ten years	885,263	885,965
	958,936	961,897
Mortgage-backed securities	395,059	395,201
Total securities at fair value	$1,353,995	$1,357,098

	AMORTIZED COST	FAIR VALUE
At September 30, 2018	(Dollars in Thousands)

Due in one year or less	$2,532	$2,529
Due after one year through five years	41,415	41,504
Due after five years through ten years	352,099	350,143
Due after ten years	1,118,283	1,089,984
	1,514,329	1,484,160
Mortgage-backed securities	378,301	364,065
Common equities and mutual funds(1)	3,172	3,800
Total securities at fair value	$1,895,802	$1,852,025
(1)Equity securities at fair value are included within other assets on the consolidated statement of financial condition at June 30, 2019 and September 30, 2018.

HTM Securities at Fair Value	AMORTIZED COST	FAIR VALUE

At June 30, 2019	(Dollars in Thousands)

Due after ten years	$138,128	$135,643
	138,128	135,643
Mortgage-backed securities	7,414	7,295
Total held to maturity securities at cost	$145,542	$142,938

	AMORTIZED COST	FAIR VALUE
At September 30, 2018	(Dollars in Thousands)
Due after ten years	$163,893	$153,135
	163,893	153,135
Mortgage-backed securities	7,850	7,428
Total held to maturity securities at cost	$171,743	$160,563

Other investments, at cost, which are included in other assets on the consolidated statement of financial condition, include equity securities without a readily determinable fair value and shares of stock in the Federal Home Loan Bank ("FHLB") of Des Moines. Equity securities without a readily determinable fair value totaled $2.5 million at June 30, 2019 and $2.0 million at September 30, 2018. FHLB of Des Moines stock at June 30, 2019 and September 30, 2018 totaled $17.2 million and $23.4 million, respectively. The decrease in FHLB stock directly correlates with lower short-term borrowings balances at June 30, 2019 compared to September 30, 2018. The Company’s wholly-owned subsidiary, MetaBank, is required by federal law to maintain FHLB stock as a member of FHLB of Des Moines. These equity securities are ‘restricted’ in that they can only be sold back to the respective institution from which they were acquired or another member institution at par. Therefore, FHLB stock is less liquid than other marketable equity securities, and the fair value approximates cost. The Company evaluates impairment for investments held at cost on at least an annual basis based on the ultimate recoverability of the par value. No impairment was recognized for such investments for the nine months ended June 30, 2019.

NOTE 7. RENTAL EQUIPMENT, NET
Rental equipment was as follows as of June 30, 2019 and September 30, 2018.

	June 30, 2019	September 30, 2018
	(Dollars in thousands)
Computers and IT networking equipment	$38,360	$53,035
Motor vehicles and other	56,359	43,505
Office furniture and equipment	3,233	3,590
Solar panels and equipment	140,532	57,242
Total	238,484	157,372

Accumulated depreciation	(53,752)	(50,082)
Net book value	$184,732	$107,290

During the second quarter of fiscal year 2019, an impairment was recorded related to solar panels and equipment. Please refer to Note 3 for further discussion.
Future minimum lease payments receivable on equipment under operating leases was as follows as of June 30, 2019.

June 30, 2019
(Dollars in thousands)
Remaining in 2019	$7,829
2020	26,938
2021	22,527
2022	15,911
2023	13,516
2024 and thereafter	28,309
Total	$115,030

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

The Company held a total of $307.9 million of goodwill as of June 30, 2019. The recorded goodwill is a result of multiple business combinations that have occurred since fiscal year 2015, the most recent being the merger with Crestmark pursuant to the Crestmark acquisition that closed on August 1, 2018. Goodwill is assessed for impairment at a reporting unit level, which is one level below the operating segments.

The changes in the carrying amount of the Company’s goodwill and intangible assets for the nine months ended June 30, 2019 and 2018 were as follows:

	Payments	Banking	Corporate Services/Other	Total
Goodwill	(Dollars in Thousands)
September 30, 2018	$87,145	$216,125	$—	$303,270
Acquisitions	—	—	—	—
Measurement Period Adjustments (1)	—	4,671	—	4,671
Impairment	—	—	—	—
June 30, 2019	$87,145	$220,796	$—	$307,941

September 30, 2017	$87,145	$11,578	$—	$98,723
Acquisitions	—	—	—	—
Impairment	—	—	—	—
June 30, 2018	$87,145	$11,578	$—	$98,723
(1) The Company recognized measurement period adjustments on provisional goodwill during the second and third fiscal quarters of 2019 related to the Crestmark acquisition. Refer to Note 3. Acquisitions.

	Trademark(1)	Non-Compete(2)	Customer Relationships(3)	All Others(4)	Total
Intangibles	(Dollars in Thousands)
Balance as of September 30, 2018	$12,987	$1,297	$48,455	$7,980	$70,719
Acquisitions during the period	—	—	—	100	100
Amortization during the period	(771)	(353)	(12,504)	(724)	(14,352)
Write-offs during the period	—	—	—	(314)	(314)
Balance as of June 30, 2019	$12,216	$944	$35,951	$7,042	$56,153

Gross carrying amount	$14,624	$2,480	$82,088	$10,688	$109,880
Accumulated amortization	(2,408)	(1,536)	(35,889)	(2,987)	(42,820)
Accumulated impairment	—	—	(10,248)	(659)	(10,907)
Balance as of June 30, 2019	$12,216	$944	$35,951	$7,042	$56,153
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

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in the remaining three months of fiscal 2019 and subsequent fiscal years is as follows:

(Dollars in Thousands)
Remaining in 2019	$3,357
2020	10,986
2021	8,527
2022	6,402
2023	5,084
2024	4,367
Thereafter	17,430
Total anticipated intangible amortization	$56,153

The Company tests intangible assets for impairment at least annually or more often if conditions indicate a possible impairment.  There was $0.1 million in impairments to intangible assets during the nine months ended June 30, 2019 and no impairments to intangible assets during the three months ended June 30, 2019 or the three and nine months ended June 30, 2018.

NOTE 9. STOCKHOLDERS' EQUITY
Retirement of Treasury Stock
On June 25, 2019, Meta retired $5.0 million, or 114,558 shares, of common stock held in treasury. The Company accounts for the retirement of repurchased shares, including treasury stock, using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings.
Repurchase of Common Stock
On March 26, 2019, Meta announced a share repurchase program of up to 2.0 million of its outstanding shares of common stock, or approximately 5% of its outstanding shares. The program became effective on May 1, 2019 and is scheduled to expire on September 30, 2021. During the third quarter of fiscal 2019, Meta repurchased under the program a total of $43.0 million, or 1,574,734 shares of its common stock, at an average price of $27.31 per share. Under the repurchase program, repurchased shares were retired and designated as authorized but unissued shares, and the value of the shares reduced retained earnings. As of June 30, 2019, the remaining number of shares available for repurchase under this program was 425,266 shares of common stock.

For the nine months ended June 30, 2019, and 2018, the Company also repurchased 90,264 and 17,155 shares, or $3.0 million and $1.4 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

NOTE 10. STOCK COMPENSATION

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

The following tables show the activity of options and nonvested (restricted) shares granted, exercised, or forfeited under the 2002 Omnibus Incentive Plan for the nine months ended June 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Per Share Data (1))
Options outstanding, September 30, 2018	155,961	$8.48	1.78	$2,974
Granted	—	—	—	—
Exercised	(48,678)	9.07	—	802
Forfeited or expired	(3,027)	10.60	—	33
Options outstanding, June 30, 2019	104,256	$8.14	1.22	$2,075

Options exercisable, June 30, 2019	104,256	$8.14	1.22	$2,075

	Number of Shares	Weighted Average Fair Value at Grant
(Dollars in Thousands, Except Per Share Data (1))
Nonvested (restricted) shares outstanding, September 30, 2018	1,005,813	$29.89
Granted	296,302	24.84
Vested	(352,218)	26.77
Forfeited or expired	(2,679)	26.14
Nonvested (restricted) shares outstanding, June 30, 2019	947,218	$29.48
(1) All share and per share data has been adjusted to reflect the 3-for-1 forward stock split effected by the Company on October 4, 2018.

At June 30, 2019, stock-based compensation expense not yet recognized in income totaled $13.5 million, which is expected to be recognized over a weighted average remaining period of 3.09 years.

NOTE 11. INCOME TAXES

The Company recorded an income tax benefit of $3.2 million for the nine months ended June 30, 2019, resulting in an effective tax rate of (4.20%), compared to an income tax expense of $12.7 million, or an effective tax rate of 22.90%, for the nine months ended June 30, 2018. The Company’s effective tax rate is lower than the U.S. statutory rate of 21% primarily because of the anticipated effect of investment tax credits during fiscal year 2019. The Company’s effective tax rate in the future will depend in part on actual investment tax credits earned as part of its financing of solar energy projects.

The table below compares the income tax expense components for the periods presented.

Nine Months Ended June 30,	2019	2018
(Dollars in Thousands)
Provision at statutory rate	$15,449	$13,639
Tax-exempt income	(2,360)	(5,506)
State income taxes	3,243	2,314
Interim period effective rate adjustment	1,397	(1,070)
Tax credit investments, net - federal	(22,484)	—
Tax Reform rate adjustment	—	3,635
IRC 162(m) nondeductible compensation	1,612	—
Other, net	(101)	(304)
Income tax expense	$(3,244)	$12,708
Effective tax rate	(4.2%)	22.9%

NOTE 12. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank makes various commitments to extend credit that are not reflected in the accompanying Consolidated Financial Statements.

At June 30, 2019 and September 30, 2018, unfunded loan commitments approximated $1.01 billion and $748.8 million, respectively, excluding undisbursed portions of loans in process. Commitments, which are disbursed subject to certain limitations, extend over various periods of time.  Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract.

The Company had $1.7 million and $1.4 million in commitments to purchase securities at June 30, 2019 and September 30, 2018, respectively. The Company had no commitments to sell securities at June 30, 2019 or September 30, 2018.

The exposure to credit loss in the event of non-performance by other parties to financial instruments for commitments to extend credit is represented by the contractual amount of those instruments.  The same credit policies and collateral requirements are used in making commitments and conditional obligations as are used for on-balance-sheet instruments. At June 30, 2019 and at September 30, 2018, the Company had an allowance for credit losses on off-balance sheet credit exposures of $0.1 million. This amount is maintained as a separate liability account within other liabilities.

Since certain commitments to make loans and to fund lines of credit and loans in process expire without being used, the amount does not necessarily represent future cash commitments.  In addition, commitments used to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.

As disclosed in Note 3. Acquisitions, the Company continues to monitor the bankruptcy proceedings and federal investigations of DC Solar. As of the date of the filing of this quarterly report, the Company has not accrued for any additional loss contingencies related to DC Solar as of June 30, 2019.

Legal Proceedings

The Bank was served on April 15, 2013, with a lawsuit captioned Inter National Bank v. NetSpend Corporation, MetaBank, BDO USA, LLP d/b/a BDO Seidman, Cause No. C-2084-12-I filed in the District Court of Hidalgo County, Texas. The Plaintiff’s Second Amended Original Petition and Application for Temporary Restraining Order and Temporary Injunction added both MetaBank and BDO Seidman to the original causes of action against NetSpend. NetSpend acts as a prepaid card program manager and processor for both Inter National Bank and MetaBank. The parties entered into a settlement agreement with respect to the litigation in May 2019, and the court dismissed the litigation in June 2019.

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

NOTE 13. REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Topic 606 applies to all contracts with customers unless such revenue is specifically addressed under existing guidance. The table below presents the Company’s revenue by operating segment. For additional descriptions of the Company’s operating segments, including additional financial information and the underlying management accounting process, see Note 15. Segment Reporting to the Consolidated Financial Statements.

(Dollars in thousands)	Payments		Banking		Corporate Services/Other		Consolidated Company
Three Months Ended June 30,	2019	2018	2019	2018	2019	2018	2019	2018
Net interest income(1)	$15,232	$6,298	$60,043	$18,077	$(8,307)	$4,036	$66,968	$28,411
Noninterest income:
Refund transfer product fees	6,697	7,358	—	—	—	—	6,697	7,358
Tax advance product fees(1)	34	(46)	—	—	—	—	34	(46)
Card fees	19,445	22,717	92	90	—	—	19,537	22,807
Rental income(1)	4	—	9,382	—	—	—	9,386	—
Loan and lease fees(1)	—	—	1,012	1,111	—	—	1,012	1,111
Bank-owned life insurance(1)	—	—	—	—	628	633	628	633
Deposit fees	1,932	1,027	403	107	—	—	2,335	1,134
Gain (loss) on sale of securities available-for-sale, net(1)	—	—	—	—	440	(22)	440	(22)
Gain on sale of loans and leases(1)	—	—	1,913	—	—	—	1,913	—
Other income(1)	290	251	781	10	737	(11)	1,808	250
Total noninterest income	28,402	31,307	13,583	1,318	1,805	600	43,790	33,225
Revenue	$43,634	$37,605	$73,626	$19,395	$(6,502)	$4,636	$110,758	$61,636
(1) These revenues are not within the scope of Topic 606. Additional details are included in other footnotes to the accompanying financial statements. The scope of Topic 606 explicitly excludes net interest income as well as many other revenues for financial assets and liabilities, including loans, leases, and securities.

(Dollars in thousands)	Payments		Banking		Corporate Services/Other		Consolidated Company
Nine Months Ended June 30,	2019	2018	2019	2018	2019	2018	2019	2018
Net interest income(1)	$38,238	$15,900	$168,107	$49,794	$(7,755)	$16,318	$198,590	$82,012
Noninterest income:
Refund transfer product fees	38,559	41,353	—	—	—	—	38,559	41,353
Tax advance product fees(1)	34,757	35,739	—	—	—	—	34,757	35,739
Card fees	61,678	74,662	261	248	—	—	61,939	74,910
Rental income(1)	5	—	30,162	—	—	—	30,167	—
Loan and lease fees(1)	—	—	3,185	3,445	—	—	3,185	3,445
Bank-owned life insurance(1)	—	—	—	—	1,901	1,952	1,901	1,952
Deposit fees	5,177	2,634	1,188	330	—	—	6,365	2,964
Gain (loss) on sale of securities available-for-sale, net(1)	—	—	—	—	649	(1,198)	649	(1,198)
Gain on sale of loans and leases(1)	—	—	3,865	—	—	—	3,865	—
Loss on foreclosed real estate(1)	—	—	(185)	(19)	—	—	(185)	(19)
Other income(1)	804	694	3,323	40	1,236	32	5,363	766
Total noninterest income	140,980	155,082	41,799	4,044	3,786	786	186,565	159,912
Revenue	$179,218	$170,982	$209,906	$53,838	$(3,969)	$17,104	$385,155	$241,924
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

Refund Transfer Product Fees
Refund transfer fees are specific to the tax products offered by Refund Advantage and EPS. These fees are for products, services such as payment processing, and product referral commissions. Software partner fees paid and/or incurred are recorded on a net basis. The Company’s obligation for product fees and commissions is satisfied at the time of the product delivery and obligation for payment processing is satisfied at the time of processing. The transaction price for such activity is based upon stand-alone fees within the terms and conditions. As of June 30, 2019, there were no receivables related to refund transfer fees, which reflect earned revenue with unconditional rights to payment for product fee income, while as of September 30, 2018, there were $827,039 of such receivables. All refund transfer fees are recorded within the Payments reporting segment.

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

NOTE 14. FAIR VALUE MEASUREMENTS

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

Debt Securities Available for Sale and Equity Securities. Debt securities available for sale and equity securities are recorded at fair value on a recurring basis and securities held to maturity are carried at amortized cost.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using an independent pricing service. For both Level 1 and Level 2 securities, management uses various methods and techniques to corroborate prices obtained from the pricing service, including but not limited to reference to dealer or other market quotes, and by reviewing valuations of comparable instruments. The Company’s Level 1 securities include equity securities and mutual funds. Level 2 securities include U.S. Government agency and instrumentality securities, U.S. Government agency and instrumentality mortgage-backed securities, municipal bonds and corporate debt securities.  The Company had no Level 3 securities at June 30, 2019 or September 30, 2018.

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

The following table summarizes the fair values of debt securities available for sale and equity securities at June 30, 2019 and September 30, 2018, as they are measured at fair value on a recurring basis.

	Fair Value At June 30, 2019
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Debt securities AFS
SBA securities	$193,066	$—	$193,066	$—
Obligations of states and political subdivisions	875	—	875	—
Non-bank qualified obligations of states and political subdivisions	460,660	—	460,660	—
Asset-backed securities	307,296	—	307,296	—
Mortgage-backed securities	395,201	—	395,201	—
Total debt securities AFS	$1,357,098	$—	$1,357,098	$—
Common equities and mutual funds(1)(2)	$4,419	$4,419	$—	$—
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at June 30, 2019 and September 30, 2018.
(2) ASU 2016-01 adopted on October 1, 2018, on a prospective basis, removed equity securities from AFS category at June 30, 2019.

	Fair Value At September 30, 2018
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Debt securities AFS
SBA securities	$44,337	$—	$44,337	$—
Obligations of states and political subdivisions	16,910	—	16,910	—
Non-bank qualified obligations of states and political subdivisions	1,109,885	—	1,109,885	—
Asset-backed securities	313,028	—	313,028	—
Mortgage-backed securities	364,065	—	364,065	—
Total debt securities AFS	1,848,225	—	1,848,225	—
Common equities and mutual funds(1)	3,800	3,800	—	—
Total securities	$1,852,025	$3,800	$1,848,225	$—

(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at June 30, 2019 and September 30, 2018.

The Company did not transfer any AFS debt securities or equity securities between fair value hierarchy categories at June 30, 2019 or September 30, 2018.

Loans and Leases.  The Company does not record loans and leases at fair value on a recurring basis.  If a loan or lease is identified as individually impaired, management then measures impairment in accordance with ASC 310, Receivables. See Note 4 Loans and Leases, Net for further information.

The following table summarizes the assets of the Company that were measured at fair value in the consolidated statements of financial condition on a non-recurring basis as of June 30, 2019 and September 30, 2018.

	Fair Value At June 30, 2019
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans and Leases, net
Asset based lending	$83	$—	$—	$83
Factoring	3,960	—	—	3,960
Commercial finance	4,043	—	—	4,043
Total National Lending	4,043	—	—	4,043
Total impaired loans and leases	4,043	—	—	4,043
Foreclosed assets, net	29,514	—	—	29,514
Total	$33,557	$—	$—	$33,557

	Fair Value At September 30, 2018
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired loans and leases, net
Asset based lending	$57	$—	$—	$57
Factoring	1,899	—	—	1,899
Lease financing	2,869	—	—	2,869
Commercial finance	4,825	—	—	4,825
Total National Lending	4,825	—	—	4,825
Total impaired loans and leases	4,825	—	—	4,825
Foreclosed assets, net	31,638	—	—	31,638
Total	$36,463	$—	$—	$36,463

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at June 30, 2019	Fair Value at September 30, 2018	Valuation Technique	Unobservable Input	Range of Inputs
Impaired loans and leases, net	$4,043	4,825	Market approach	Appraised values(1)	4.00 - 10.00%
Foreclosed assets, net	$29,514	31,638	Market approach	Appraised values(1)	4.00 - 30.00%
(1) The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimating selling costs and other inputs in a range of 4% to 30%.

The following table discloses the Company’s estimated fair value amounts of its financial instruments as of the dates set forth below.  It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of June 30, 2019 and September 30, 2018, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at June 30, 2019 and September 30, 2018.

	June 30, 2019
(Dollars in Thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$100,732	$100,732	$100,732	$—	$—

Debt securities available for sale	1,357,098	1,357,098	—	1,357,098	—
Debt securities held to maturity	145,542	142,938	—	142,938	—
Equity securities(1)	4,419	4,419	4,419	—	—
Total securities	1,507,059	1,504,455	4,419	1,500,036	—

Loans held for sale	62,839	62,839	—	62,839	—

Loans and leases:
Asset based lending	615,309	599,664	—	—	599,664
Factoring	320,344	316,278	—	—	316,278
Lease financing	341,957	338,804	—	—	338,804
Insurance premium finance	358,772	358,401	—	—	358,401
SBA/USDA	99,791	94,391	—	—	94,391
Other commercial finance	99,677	101,145	—	—	101,145
Commercial finance	1,835,850	1,808,683	—	—	1,808,683
Consumer credit products	155,539	156,539	—	—	156,539
Other consumer finance	164,727	160,239	—	—	160,239
Consumer finance	320,266	316,778	—	—	316,778
Tax services	24,410	8,985	—	—	8,985
Warehouse finance	250,003	250,053	—	—	250,053
Total National Lending	2,430,529	2,384,499	—	—	2,384,499
Commercial real estate and operating	877,412	867,725	—	—	867,725
Consumer one to four family real estate and other	256,853	258,359	—	—	258,359
Agricultural real estate and operating	61,169	59,270	—	—	59,270
Total Community Banking	1,195,434	1,185,354	—	—	1,185,354
Total loans and leases	3,625,963	3,569,853	—	—	3,569,853

Federal Home Loan Bank stock	17,236	17,236	—	17,236	—
Accrued interest receivable	19,722	19,722	19,722	—	—

Financial liabilities
Noninterest-bearing demand deposits	2,751,931	2,751,931	2,751,931	—	—
Interest-bearing demand deposits, savings, and money markets	278,585	278,585	278,585	—	—
Time certificates of deposits	116,698	116,657	—	116,657	—
Wholesale non-maturing deposits	216,598	216,598	216,598	—	—
Wholesale time certificates of deposits	1,411,402	1,412,931	—	1,412,931	—
Total deposits	4,775,214	4,776,702	3,247,114	1,529,588	—

Overnight federal funds purchased	135,000	135,000	135,000	—	—
Long-term Federal Home Loan Bank advances	110,000	110,578	—	110,578	—
Securities sold under agreements to repurchase	3,658	3,658	—	3,658	—
Capital leases	1,972	1,972	—	1,972	—
Trust preferred securities	13,661	13,879	—	13,879	—
Subordinated debentures	73,605	76,875	—	76,875	—
Other borrowings	18,482	18,307	—	18,307	—
Accrued interest payable	12,350	12,350	12,350	—	—
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at June 30, 2019 and September 30, 2018.

	September 30, 2018
(Dollars in Thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$99,977	$99,977	$99,977	$—	$—

Securities available for sale	1,852,025	1,852,025	3,800	1,848,225	—
Securities held to maturity	172,154	160,974	—	160,974	—
Total securities	2,024,179	2,012,999	3,800	2,009,199	—

Loans held for sale	15,606	15,606	—	15,606	—

Loans and leases:
Asset based lending	477,917	477,471	—	—	477,471
Factoring	284,221	283,424	—	—	283,424
Lease financing	265,315	264,679	—	—	264,679
Insurance premium finance	337,877	337,212	—	—	337,212
SBA/USDA	59,374	61,072	—	—	61,072
Other commercial finance	85,145	83,111	—	—	83,111
Commercial finance	1,509,849	1,506,969	—	—	1,506,969
Consumer credit products	80,605	80,633	—	—	80,633
Other consumer finance	189,756	197,320	—	—	197,320
Consumer finance	270,361	277,953	—	—	277,953
Tax services	1,073	1,073	—	—	1,073
Warehouse finance	65,000	64,978	—	—	64,978
Total National Lending	1,846,283	1,850,973	—	—	1,850,973
Commercial real estate and operating	790,890	773,203	—	—	773,203
Consumer one to four family real estate and other	247,318	244,730	—	—	244,730
Agricultural real estate and operating	60,498	58,849	—	—	58,849
Total Community Banking	1,098,706	1,076,782	—	—	1,076,782
Total loans and leases	2,944,989	2,927,755	—	—	2,927,755

Federal Home Loan Bank stock	23,400	23,400	—	23,400	—
Accrued interest receivable	22,016	22,016	22,016	—	—

Financial liabilities
Noninterest-bearing demand deposits	2,405,274	2,405,274	2,405,274	—	—
Interest-bearing demand deposits, savings, and money markets	218,347	218,347	218,347	—	—
Time certificates of deposits	276,180	273,800	—	273,800	—
Wholesale non-maturing deposits	94,384	94,384	94,384	—	—
Wholesale time certificates of deposits	1,436,802	1,432,146	—	1,432,146	—
Total deposits	4,430,987	4,423,951	2,718,005	1,705,946	—

Overnight federal funds purchased	422,000	422,000	422,000	—	—
Securities sold under agreements to repurchase	3,694	3,694	—	3,694	—
Capital leases	1,876	1,876	—	1,876	—
Trust preferred securities	13,661	13,866	—	13,866	—
Subordinated debentures	73,491	75,563	—	75,563	—
Accrued interest payable	7,794	7,794	7,794	—	—

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at June 30, 2019 and September 30, 2018.

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

LOANS AND LEASES, NET
Upon adoption of ASU 2016-01, the fair value of loans and leases were estimated using an exit price methodology. The exit price estimation of fair value is based on the present value of expected cash flows, which are based on the contractual terms of the loans, adjusted for prepayments and a discount rate based on the relative risk of the cash flows. Other considerations include the loan type, remaining life of the loan and credit risk. In comparison, loan and lease fair values as of September 30, 2018 were estimated on an entrance price methodology, which discounts future cash flows using the then-current rates at which a similar loan would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of non-impaired loans and leases as of June 30, 2019 and September 30, 2018 are not comparable.

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

NOTE 15. SEGMENT REPORTING

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

The following tables present segment data for the Company for the three and nine months ended June 30, 2019 and 2018, respectively.

	Payments	Banking	Corporate Services/Other	Total
Three Months Ended June 30, 2019
Net interest income (expense)	$15,232	$60,043	$(8,307)	$66,968
Provision for loan and lease losses	914	8,198	—	9,112
Noninterest income	28,402	13,583	1,805	43,790
Noninterest expense	17,559	33,233	21,676	72,468
Income (loss) before income tax expense (benefit)	25,161	32,195	(28,178)	29,178

Total assets	196,257	4,169,351	1,735,464	6,101,072
Total goodwill	87,145	220,796	—	307,941
Total deposits	2,795,009	297,861	1,682,344	4,775,214

	Payments	Banking	Corporate Services/Other	Total
Nine Months Ended June 30, 2019
Net interest income (expense)	$38,238	$168,107	$(7,755)	$198,590
Provision for loan and lease losses	24,883	26,646	—	51,529
Noninterest income	140,980	41,799	3,786	186,565
Noninterest expense	71,098	109,598	76,320	257,016
Income (loss) before income tax expense (benefit)	83,237	73,662	(80,289)	76,610

Total assets	196,257	4,169,351	1,735,464	6,101,072
Total goodwill	87,145	220,796	—	307,941
Total deposits	2,795,009	297,861	1,682,344	4,775,214

	Payments	Banking	Corporate Services/Other	Total
Three Months Ended June 30, 2018
Net interest income	$6,298	$18,077	$4,036	$28,411
Provision for loan losses	1,189	4,126	—	5,315
Noninterest income	31,307	1,318	600	33,225
Noninterest expense	27,796	7,172	14,085	49,053
Income (loss) before income tax expense (benefit)	8,620	8,097	(9,449)	7,268

Total assets	190,437	1,623,715	2,355,007	4,169,159
Total goodwill	87,145	11,578	—	98,723
Total deposits	2,641,838	241,572	638,223	3,521,633

	Payments	Banking	Corporate Services/Other	Total
Nine Months Ended June 30, 2018
Net interest income	$15,900	$49,794	$16,318	$82,012
Provision for loan losses	20,335	4,391	—	24,726
Noninterest income	155,082	4,044	786	159,912
Noninterest expense	99,592	20,723	41,277	161,592
Income (loss) before income tax expense (benefit)	51,055	28,724	(24,173)	55,606

Total assets	190,437	1,623,715	2,355,007	4,169,159
Total goodwill	87,145	11,578	—	98,723
Total deposits	2,641,838	241,572	638,223	3,521,633

NOTE 16. SUBSEQUENT EVENTS

Management has evaluated subsequent events that occurred after June 30, 2019. During this period, up to the filing date, management did not identify any material subsequent events that would require recognition or disclosure in our consolidated financial statements as of or for the quarter ended June 30, 2019.

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

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” or the negative of those terms, or other words of similar meaning or similar expressions. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements are based on information currently available to us and assumptions about future events, and include statements with respect to the Company’s beliefs, expectations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such risks, uncertainties and other factors may cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Such statements may address, among others, the following subjects: future operating results; our ability to remediate the material weakness in our internal controls over financial reporting and otherwise maintain effective internal controls over financial reporting; customer retention; loan and other product demand; important components of the Company's statements of financial condition and operations; growth and expansion; new products and services, such as those offered by MetaBank or the Company's Payments divisions (which include Meta Payment Systems, Refund Advantage, EPS Financial and Specialty Consumer Services); credit quality and adequacy of reserves; technology; and the Company's employees. The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: maintaining our executive management team; the expected growth opportunities, beneficial synergies and/or operating efficiencies from the Crestmark acquisition may not be fully realized or may take longer to realize than expected; customer losses and business disruption related to the Crestmark acquisition; unanticipated or unknown losses and liabilities may be incurred by the Company following the Crestmark acquisition; the costs, risks and effects on the Company of the ongoing federal investigation and bankruptcy proceedings involving DC Solar Solutions, Inc., DC Solar Distribution, Inc., and their affiliates, including the potential financial impact of those matters on the net book value of Company assets leased to DC Solar Distribution and the Company’s ability to recognize certain investment tax credits associated with such assets, and the results of the Company’s review of its due diligence processes with respect to the Company’s alternative energy assets; factors relating to the Company’s share repurchase program; actual changes in interest rates and the Fed Funds rate; additional changes in tax laws; the strength of the United States' economy, in general, and the strength of the local economies in which the Company conducts operations; risks relating to the recent U.S. government shutdown and any potential future government shutdown, including any adverse impact on our ability to originate or sell SBA/USDA loans and any delay by the Internal Revenue Service in processing taxpayer refunds, thereby increasing the cost to us of our refund advance loans; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), as well as efforts of the United States Congress and the United States Treasury in conjunction with bank regulatory agencies to stimulate the economy and protect the financial system; inflation, market, and monetary fluctuations; the timely and efficient development of, and acceptance of, new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third parties, including, in connection with the Company’s refund advance business, the risk of reduced volume of refund advance loans as a result of reduced customer demand for or acceptance of usage of Meta’s strategic partners’ refund advance products; any actions which may be initiated by our regulators in the future; the impact of changes in financial services laws and regulations, including, but not limited to, laws and regulations relating to the tax refund industry and the insurance premium finance industry; our relationship with our primary regulators, the Office of the Comptroller of the Currency and the Federal Reserve, as well as the Federal Deposit Insurance Corporation, which insures MetaBank’s deposit accounts up to applicable limits; technological changes, including, but not limited to, the protection of electronic files or databases; acquisitions; litigation risk, in general, including, but not limited to, those risks involving MetaBank's divisions; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by MetaBank of its status as a well-capitalized institution, particularly in light of our growing deposit base, a portion of which has been characterized as “brokered;” changes in consumer spending and saving habits; and the success of the Company at maintaining its high quality asset level and managing and collecting assets of borrowers in default should problem assets increase.

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

The following discussion focuses on the consolidated financial condition of the Company at June 30, 2019, compared to September 30, 2018, and the consolidated results of operations for the three and nine months ended June 30, 2019 and 2018.  This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2018 and the related management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

EXECUTIVE SUMMARY

In January 2019, the Company announced three key elements to its near-term plan that management expects will enhance long-term value for shareholders. The three key initiatives within the plan are as follows:

1) Increase the percentage of balance sheet funding from core deposits;

2) Optimize the interest-earning asset mix of the balance sheet; and

3) Improve operating efficiencies.

The Company recorded net income of $29.3 million, or $0.75 per diluted share, for the quarter ended June 30, 2019, comparing favorably to net income of $6.8 million, or $0.23 per diluted share, that was recorded for the fiscal 2018 third quarter. Total revenue for the fiscal 2019 third quarter was $110.8 million, compared to $61.6 million for the same quarter in fiscal 2018, an increase of 80%. The improvement in revenue and net income was driven primarily by the Company's improved earning asset mix in connection with the acquisition of Crestmark in the fourth quarter of fiscal 2018.

The continued growth in loans and leases during the third quarter of fiscal 2019, along with the continued optimization of the earning asset mix of the balance sheet, led to net interest income of $67.0 million and net interest margin ("NIM") of 5.07% and net interest margin, tax-equivalent ("NIM, TE") of 5.15%. The Company's average gross loans and leases increased by $2.04 billion, or 131%, while average noninterest-bearing deposits increased by $244.5 million, or 10%, when compared to the same period in fiscal 2018. Management anticipates that NIM will continue to expand over time as the Company continues to grow and optimize the loan and lease portfolio along with leveraging growth from its Payments division's low-cost deposits.

Noninterest income for the quarter ended June 30, 2019 increased to $43.8 million. Contributing to the increase were increases in rental income, gain on sale of loans and leases, other income, and deposit fees. For the quarter ended June 30, 2019, noninterest expense was $72.5 million. The increase in noninterest expense over the prior year fiscal third quarter was primarily due to the addition of the Crestmark division as a result of the Crestmark acquisition, which was not present in the comparable quarter in the prior fiscal year.

The Company announced during the second quarter of fiscal 2019 that its Board of Directors authorized a share repurchase program to repurchase up to 2,000,000 shares of the Company's outstanding common stock. During the third quarter of fiscal 2019, the Company repurchased 1,574,734 shares under the share repurchase program at an average price of $27.31, for a total of $43.0 million. The program became effective May 1, 2019 and is scheduled to expire on September 30, 2021.

FINANCIAL CONDITION

At June 30, 2019, the Company’s total assets increased by $266.0 million, or 5%, to $6.10 billion compared to $5.84 billion at September 30, 2018, primarily due to an increase in loans and leases, while partially being offset by a decrease in the investment portfolio.

Total cash and cash equivalents was $100.7 million at June 30, 2019, an increase of 1%, from $100.0 million at September 30, 2018. The Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the Federal Reserve Bank.

The total investment portfolio decreased $517.3 million, or 26%, to $1.50 billion at June 30, 2019, compared to $2.02 billion at September 30, 2018, as maturities, sales, and principal pay downs exceeded purchases. The Company’s portfolio of securities customarily consists primarily of MBS, which have expected lives much shorter than the stated final maturity, non-bank qualified obligations of states and political subdivisions (“NBQ”), which mature in approximately 15 years or less, and other tax exempt municipal mortgage related pass through securities which have average lives much shorter than their stated final maturities. All MBS held by the Company at June 30, 2019 were issued by a U.S. Government agency or instrumentality. Of the total MBS, $395.2 million, at fair value, were classified as available for sale, and $7.4 million, at cost, were classified as held to maturity. Of the total investment securities, $961.9 million, at fair value, were classified as available for sale and $138.1 million, at cost, were classified as held to maturity. During the nine-month period ended June 30, 2019, the Company purchased $297.5 million of investment securities available for sale and no investment securities held to maturity or MBS securities.

The Company’s portfolio of gross loans and leases increased by $681.0 million, or 23%, to $3.63 billion at June 30, 2019, from $2.94 billion at September 30, 2018.

National Lending loans and leases increased $584.2 million, or 32% to $2.43 billion at June 30, 2019 compared to September 30, 2018. Within the National Lending portfolios, commercial finance loans and leases increased $326.0 million, warehouse finance portfolio increased $185.0 million, consumer finance portfolio increased $49.9 million, and the tax services loans increased $23.3 million at June 30, 2019 compared to September 30, 2018. Community Banking loans grew $96.7 million, or 9%, at June 30, 2019 compared to September 30, 2018, primarily due to growth in commercial real estate loans.

As of June 30, 2019, the remaining balance of acquired loans and leases from the Crestmark acquisition was $402.4 million and the remaining balances of the credit and interest rate mark discounts related to the acquired loans and leases held for investment were $6.8 million and $3.2 million, respectively, while the remaining balance of the interest rate mark premium related to the acquired loans held for sale was $0.7 million. On August 1, 2018, the Company acquired loans and leases from the Crestmark acquisition totaling $1.06 billion and recorded related credit and interest rate mark discounts of $12.3 million and $6.0 million, respectively.

Through the Bank, the Company owns stock in the FHLB due to the Bank’s membership and participation in this banking system. The FHLB requires a level of stock investment based on a pre-determined formula. The Company’s investment in such stock decreased $6.2 million, or 26%, to $17.2 million at June 30, 2019, from $23.4 million at September 30, 2018. The decrease in FHLB stock directly correlates with lower short-term borrowings balances at June 30, 2019 compared to September 30, 2018.

Total end-of-period deposits increased $344.2 million, or 8%, at June 30, 2019 to $4.78 billion as compared to September 30, 2018, primarily related to increases of $346.7 million in noninterest-bearing deposits, $96.8 million in wholesale deposits and $46.2 million in interest-bearing checking deposits. The increase in total deposits was partially offset by a decrease of $159.5 million in certificates of deposit.

The average balance of total deposits and interest-bearing liabilities was $5.37 billion for the nine-month period ended June 30, 2019, compared to $3.83 billion for the same period of the prior fiscal year. The average balance of noninterest-bearing deposits for the nine-month period ended June 30, 2019 increased by $233.6 million, or 9%, to $2.72 billion compared to the same period in the prior year.

The Company's total borrowings decreased $158.3 million, or 31%, from $514.7 million at September 30, 2018 to $356.4 million at June 30, 2019, primarily due to a decrease in short-term borrowings. During the third quarter of fiscal 2019, the Company replaced a portion of its short-term borrowings with new long-term borrowings of $110.0 million. The Company’s short-term borrowings fluctuate on a daily basis due to the nature of a portion of its noninterest-bearing deposit base, primarily related to payroll processing timing with a higher volume of short-term borrowings on Monday and Tuesday, which are typically paid down throughout the week. This predictable fluctuation may be augmented near a month-end by a prefunding of certain programs. The Company also has an available no-fee line of credit with JP Morgan of $25.0 million with no funds advanced at June 30, 2019.

At June 30, 2019, the Company’s stockholders’ equity totaled $822.9 million, an increase of $75.2 million, from $747.7 million at September 30, 2018.  The increase was attributable to net earnings, an increase in additional paid-in capital and a change in accumulated other comprehensive income. At June 30, 2019, the Bank continued to exceed all regulatory requirements for classification as a well‑capitalized institution.  See “Liquidity and Capital Resources” for further information.

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

The Company believes that the level of allowance for loan and lease losses at June 30, 2019 was appropriate and reflected probable losses related to these loans and leases; however, there can be no assurance that all loans and leases will be fully collectible or that the present level of the allowance will be adequate in the future. See “Allowance for Loan and Lease Losses” below.

The table below sets forth the amounts and categories of non-performing assets in the Company’s portfolio as of the dates set forth below. Foreclosed assets include assets acquired in settlement of loans.

	Non-Performing Assets As Of
	June 30, 2019	September 30, 2018
	(Dollars in Thousands)
Non-performing loans and leases
Non-accruing loans and leases:
Asset based lending	$5,654	$—
Factoring	4,846	—
Lease financing	1,936	2,864
SBA/USDA	259	—
Commercial finance	12,695	2,864
Total National Lending	12,695	2,864
Consumer one-to-four family real estate and other	233	—
Total Community Banking	233	—
Total	12,928	2,864

Accruing loans and leases delinquent 90 days or more:
Asset based lending	180	94
Lease financing	4,225	726
Insurance premium finance	1,679	2,981
Commercial finance	6,084	3,801
Consumer credit products	703	147
Other consumer finance	1,083	2,237
Consumer finance	1,786	2,384
Tax services	—	1,073
Total National Lending	7,870	7,258
Consumer one-to-four family real estate and other	—	79
Total Community Banking	—	79
Total	7,870	7,337

Total non-performing loans and leases	20,798	10,201

Other assets
Non-performing operating leases	703	—

Foreclosed and repossessed assets:
Commercial finance	1,392	1,626
Consumer one-to-four family real estate and other	—	90
Agricultural real estate and operating	28,122	29,922
Total	29,514	31,638

Total other assets	30,217	31,638

Total non-performing assets	$51,015	$41,839
Total as a percentage of total assets	0.84%	0.72%

At June 30, 2019, non-performing loans and leases totaled $20.8 million, representing 0.57% of total loans and leases, compared to $10.2 million, or 0.35% of total loans and leases at September 30, 2018.

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

On the basis of management’s review of its loans, leases, and other assets, at June 30, 2019, the Company had classified $35.0 million of its assets as substandard and did not classify any assets as doubtful or loss. At September 30, 2018, the Company classified $24.6 million of its assets as substandard and did not classify any assets as doubtful or loss.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the appropriateness of its allowance for loan and lease losses. The current economic environment continues to show signs of stability in the Bank’s markets. The Bank’s average loss rates over the past three years were low relative to industry averages for such years, offset, in the case of fiscal 2016, with a higher agricultural loss rate driven by the charge-off of one relationship. The Bank does not believe it is likely these low loss conditions will continue indefinitely. Each loan and lease segment is evaluated using both historical loss factors as well as other qualitative factors, in order to determine the amount of risk the Company believes exists within that segment.

Management believes that, based on a detailed review of the loan and lease portfolio, historic loan and lease losses, current economic conditions, the size of the loan and lease portfolio and other factors, the level of the allowance for loan and lease losses at June 30, 2019 reflected an appropriate allowance against probable losses from the lending portfolio. Although the Company maintains its allowance for loan and lease losses at a level it considers to be appropriate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan and lease losses will not be required in future periods. In addition, the Company’s determination of the allowance for loan and lease losses is subject to review by the OCC, which can require the establishment of additional general or specific allowances.

At June 30, 2019, the Company had established an allowance for loan and lease losses totaling $43.5 million, compared to $13.0 million at September 30, 2018. The increase in the Company's allowance for loan and lease losses was driven primarily by increases in the allowance of $15.4 million in tax services loans, $11.0 million in the commercial finance portfolio, and $3.5 million in consumer finance loans. The change in the tax services portfolio was driven by additional provision expense related to loan originations by the Company's tax services division. Growth in the commercial finance portfolio was largely attributable to the Crestmark division while the increase in consumer finance is related to the Company now taking on all of the risk of the student loan portfolio, as the portfolio is no longer insured.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within these financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Management has identified its critical accounting policies, which are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations, and include those for the allowance for loan and lease losses, goodwill and identifiable intangible assets. These policies involve complex and subjective decisions and assessments. Some of these estimates may be uncertain at the time they are made, could change from period to period, and could have a material impact on the financial statements. A discussion of the Company’s critical accounting policies and estimates can be found in the Company's Annual Report on Form 10-K for the year ended September 30, 2018. There were no significant changes to these critical accounting policies and estimates during the first nine months of fiscal year 2019.

RESULTS OF OPERATIONS

General. The Company recorded net income of $29.3 million, or $0.75 per diluted share, for the three months ended June 30, 2019, compared to net income of $6.8 million, or $0.23 per diluted share, for the three months ended June 30, 2018. Total revenue for the fiscal 2019 third quarter was $110.8 million, compared to $61.6 million for the same quarter in fiscal 2018, an increase of 80%. The increase in net income and revenue was primarily due to the improvement in net interest income, attributable to the acquisition of Crestmark in the fourth quarter of fiscal 2018, along with an enhanced interest-earning asset mix.

The Company recorded net income of $76.8 million, or $1.95 per diluted share, for the nine months ended June 30, 2019, compared to $42.9 million, or $1.47 per diluted share, for the same period in fiscal year 2018. Total revenue for the nine months ended June 30, 2019 was $385.2 million, compared to $241.9 million for the same period of the prior year, an increase of 59%.

Net Interest Income.  Net interest income for the fiscal 2019 third quarter increased by $38.6 million, or 136%, to $67.0 million from $28.4 million for the same quarter in fiscal 2018, primarily due to growth in loan and lease balances as well as an increase in loan and lease yields. The quarterly average outstanding balance of loans and leases as a percentage of interest-earning assets for the quarter ended June 30, 2019 increased to 68%, from 40% for the quarter ended June 30, 2018, while the quarterly average balance of total investments as a percentage of interest-earning assets decreased to 31% from 58% over that same period.

For the nine months ended June 30, 2019, net interest income was $198.6 million compared to $82.0 million for the same period in the prior year. This increase was primarily due to an enhanced interest-earning asset mix related to the acquired loans and leases in the Crestmark division, along with continued growth in the National Lending and Community Banking loan and lease portfolios.

Net interest margin was 5.07% in the fiscal 2019 third quarter, an increase of 213 basis points from 2.94% in the fiscal 2018 third quarter. NIM,TE was 5.15% in the fiscal 2019 third quarter, an increase of 192 basis points from 3.23% in the fiscal 2018 third quarter. The increases in NIM and NIM, TE in the fiscal 2019 third quarter, compared to the same period of the prior year, were primarily attributable to higher net loan and lease yields attained through the Crestmark division.
For the nine months ended June 30, 2019, NIM was 4.90%, increasing 213 basis points from 2.77% during the comparable prior year period. NIM, TE for the nine months ended June 30, 2019 was 5.02%, an increase of 196 basis points for the same period of the prior year.

The overall reported tax equivalent yield (“TEY”) on average earning assets increased by 244 basis points to 6.26% when comparing the fiscal 2019 third quarter to the same period of the prior fiscal year. The improvement was driven primarily by the Company's improved earning asset mix, which reflects increased balances in the National Lending portfolio. The fiscal 2019 third quarter TEY on the securities portfolio decreased by two basis points to 3.09% compared to the same period of the prior year TEY of 3.11%.

The Company’s average interest-earning assets for the fiscal 2019 third quarter increased by $1.43 billion, or 37%, to $5.30 billion, from the comparable quarter in 2018. The increase was primarily attributable to growth in the Company's average loan and lease portfolio of $2.04 billion, of which $1.88 billion was related to an increase in National Lending loans and leases and $159.9 million was related to Community Banking loans. This increase was partially offset by a decrease in total investment securities of $633.3 million, which decreased as the Company continued to utilize sales of securities and cash flow from its amortizing securities portfolio to fund loan growth.

The Company’s average balance of total deposits and interest-bearing liabilities was $5.14 billion for the three-month period ended June 30, 2019, compared to $3.70 billion for the same period in the prior year, representing an increase of 39%. This increase was primarily due to increases in average wholesale deposits of $1.07 billion, average noninterest-bearing deposits of $244.5 million, average time deposits of $67.8 million, average interest-bearing checking of $39.7 million, and the average balance of total borrowings of $20.5 million.

Overall, the Company's cost of funds for all deposits and borrowings averaged 1.14% during the fiscal 2019 third quarter, compared to 0.62% for the 2018 third fiscal quarter. This increase was primarily due to a rise in short-term interest rates affecting overnight borrowing rates, other wholesale funding, and the interest-bearing time deposits acquired by the Company in connection with the Crestmark acquisition in the fourth quarter of fiscal 2018. The Company's overall cost of deposits was 0.90% in the 2019 fiscal third quarter, compared to 0.29% in the same quarter of 2018.

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

Three Months Ended June 30,	2019			2018
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(2)
Interest-earning assets:
Cash & fed funds sold	$80,100	$521	2.61%	$57,164	$388	2.72%
Mortgage-backed securities	421,725	3,063	2.91%	617,815	3,950	2.56%
Tax exempt investment securities	690,732	4,058	2.98%	1,373,444	8,635	3.34%
Asset-backed securities	307,581	2,701	3.52%	189,389	1,537	3.25%
Other investment securities	199,681	1,557	3.13%	72,381	538	2.98%
Total investments	1,619,719	11,379	3.09%	2,253,029	14,660	3.11%
Total commercial finance	1,775,905	44,332	10.01%	299,676	3,813	5.10%
Total consumer finance	364,633	8,178	9.00%	208,937	3,717	7.13%
Total tax services	45,142	—	—%	22,268	—	—%
Total warehouse finance	223,546	3,491	6.26%	—	—	—%
National Lending loans and leases	2,409,226	56,001	9.32%	530,881	7,530	5.69%
Community Banking loans	1,189,912	13,731	4.63%	1,030,016	11,526	4.49%
Total loans and leases	3,599,138	69,732	7.77%	1,560,897	19,056	4.90%
Total interest-earning assets	5,298,957	$81,632	6.26%	3,871,090	$34,104	3.82%
Noninterest-earning assets	820,474			369,200
Total assets	$6,119,431			$4,240,290

Interest-bearing liabilities:
Interest-bearing checking	$137,950	$85	0.25%	$98,235	$54	0.22%
Savings	54,247	9	0.07%	59,546	10	0.07%
Money markets	58,782	107	0.73%	46,742	28	0.24%
Time deposits	128,165	633	1.98%	60,373	167	1.11%
Wholesale deposits	1,521,594	9,561	2.52%	453,885	2,005	1.77%
Total interest-bearing deposits	1,900,738	10,395	2.19%	718,781	2,264	1.26%
Overnight fed funds purchased	363,857	2,368	2.61%	402,088	2,041	2.04%
FHLB advances	54,341	324	2.39%	—	—	—%
Subordinated debentures	73,583	1,163	6.34%	73,430	1,102	6.02%
Other borrowings	40,653	414	4.08%	36,408	286	3.15%
Total borrowings	532,434	4,269	3.22%	511,926	3,429	2.69%
Total interest-bearing liabilities	2,433,172	14,664	2.42%	1,230,707	5,693	1.86%
Noninterest-bearing deposits	2,710,288	—	—%	2,465,750	—	—%
Total deposits and interest-bearing liabilities	5,143,460	$14,664	1.14%	3,696,457	$5,693	0.62%
Other noninterest-bearing liabilities	149,207			98,973
Total liabilities	5,292,667			3,795,430
Shareholders' equity	826,764			444,860
Total liabilities and shareholders' equity	$6,119,431			$4,240,290
Net interest income and net interest rate spread including noninterest-bearing deposits		$66,968	5.12%		$28,411	3.21%

Net interest margin			5.07%			2.94%
Tax-equivalent effect			0.08%			0.29%
Net interest margin, tax-equivalent(3)			5.15%			3.23%
(1) Tax rate used to arrive at the TEY for the three months ended June 30, 2019 was 21%.
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

Nine Months Ended June 30,	2019			2018
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(2)
Interest-earning assets:
Cash & fed funds sold	$148,751	$2,989	2.69%	$96,496	$1,717	2.38%
Mortgage-backed securities	392,395	8,622	2.94%	644,578	11,755	2.44%
Tax exempt investment securities	952,501	17,999	3.20%	1,404,571	26,333	3.32%
Asset-backed securities	297,316	8,090	3.64%	131,705	3,522	3.58%
Other investment securities	150,888	3,301	2.93%	75,877	1,662	2.93%
Total investments	1,793,101	38,012	3.19%	2,256,731	43,272	3.07%
Total commercial finance	1,662,322	125,566	10.10%	266,310	9,691	4.87%
Total consumer finance	327,700	21,697	8.85%	206,263	10,043	6.51%
Total tax services	140,515	8,206	7.81%	146,071	833	0.76%
Total warehouse finance	168,081	7,912	6.29%	—	—	—%
National Lending loans and leases	2,298,618	163,382	9.50%	618,644	20,567	4.44%
Community Banking loans	1,175,667	40,519	4.61%	986,902	32,777	4.44%
Total loans and leases	3,474,285	203,900	7.85%	1,605,546	53,344	4.44%
Total interest-earning assets	5,416,137	$244,902	6.16%	3,958,773	$98,333	3.61%
Noninterest-earning assets	877,130			394,451
Total assets	$6,293,267			$4,353,224

Interest-bearing liabilities:
Interest-bearing checking	$129,656	$220	0.23%	$90,055	$155	0.23%
Savings	54,643	28	0.07%	57,397	27	0.06%
Money markets	56,987	263	0.62%	47,814	82	0.23%
Time deposits	160,740	2,229	1.85%	102,636	877	1.14%
Wholesale deposits	1,832,237	32,990	2.41%	540,193	5,965	1.48%
Total interest-bearing deposits	2,234,264	35,731	2.14%	838,095	7,106	1.13%
Overnight fed funds purchased	287,985	5,485	2.55%	315,359	4,244	1.80%
FHLB advances	18,114	324	2.39%	91,392	947	1.39%
Subordinated debentures	73,543	3,486	6.34%	73,394	3,329	6.07%
Other borrowings	43,690	1,286	3.93%	26,343	695	3.53%
Total borrowings	423,332	10,581	3.34%	506,488	9,215	2.43%
Total interest-bearing liabilities	2,657,595	46,312	2.33%	1,344,583	16,321	1.62%
Noninterest-bearing deposits	2,715,870	—	—%	2,482,274	—	—%
Total deposits and interest-bearing liabilities	5,373,465	$46,312	1.15%	3,826,857	$16,321	0.57%
Other noninterest-bearing liabilities	128,924			85,626
Total liabilities	5,502,389			3,912,483
Shareholders' equity	790,878			440,741
Total liabilities and shareholders' equity	$6,293,267			$4,353,224
Net interest income and net interest rate spread including noninterest-bearing deposits		$198,590	5.01%		$82,012	3.04%

Net interest margin			4.90%			2.77%
Tax-equivalent effect			0.12%			0.29%
Net interest margin, tax-equivalent(3)			5.02%			3.06%
(1) Tax rate used to arrive at the TEY for the nine months ended June 30, 2019 was 21%.
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

Provision for Loan and Lease Losses.  The Company recorded a $9.1 million and a $51.5 million provision for loan and lease losses for the three- and nine-month periods ended June 30, 2019, respectively, as compared to a $5.3 million and a $24.7 million provision for loan and lease losses for the three- and nine-month periods ended June 30, 2018, respectively. Also see Note 4 to the Condensed Consolidated Financial Statements included in this quarterly report.

Noninterest Income.  Noninterest income for the fiscal 2019 third quarter increased by $10.6 million, or 32%, to $43.8 million from $33.2 million for the same period in the prior fiscal year, largely due to increases in rental income of $9.4 million, gain on sale of loans and leases of $1.9 million, other income of $1.6 million, and deposit fees of $1.2 million. Partially offsetting the increase in noninterest income, card fee income decreased $3.3 million and total tax product fee income decreased $0.6 million from the same quarter of the prior fiscal year. The increases in rental income, other income and gain on sale of loans and leases were largely attributable to the Crestmark acquisition.

Noninterest income for the nine months ended June 30, 2019 was $186.6 million, an increase of $26.7 million, or 17%, from the same period in the prior fiscal year. This increase was primarily due to an increase in rental income, other income, deposit fees, and an increase in gain on sale of investment securities.

Noninterest Expense.  Noninterest expense increased $23.4 million, or 48%, to $72.5 million for the 2019 fiscal third quarter, compared to the same quarter in 2018. This increase was primarily caused by increases of $10.7 million in compensation and benefits expense, $6.0 million in operating lease equipment depreciation expense, and $3.7 million in other expense. Increases in intangible amortization expense, occupancy and equipment, and legal and consulting also contributed to the increase in noninterest expense. The increase in compensation and benefits expense was primarily due to the addition of Crestmark division employees, and new hires in the second half of fiscal 2018 in support of Meta's National Lending and other business initiatives.

Noninterest expense for the nine months ended June 30, 2019 increased by $95.4 million, or 59%, to $257.0 million compared to the same period in the prior fiscal year. This increase was primarily caused by increases in compensation and benefits expense, other expense, impairment expense, intangible amortization expense, occupancy and equipment, and legal and consulting expense.

Income Tax. The Company recorded an income tax benefit for the fiscal 2019 third quarter of $1.2 million, resulting in an effective tax rate of (3.97%), compared to an income tax expense of $0.5 million, or an effective tax rate of 6.55%, for the fiscal 2018 third quarter. Investment tax credits related to solar leases and future originations in fiscal 2019 will be recognized ratably based on income over the duration of the current fiscal year. The timing and impact of future solar tax credits are expected to vary from period to period, and Meta intends to undertake only those tax credit opportunities that meet the Company's underwriting and return criteria.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, derived principally through its Payments divisions, and to a lesser extent through its Community Banking division borrowings, principal and interest payments on loans and mortgage-backed securities, and maturing investment securities. In addition, the Company utilizes wholesale deposit sources to provide temporary funding when necessary or when favorable terms are available. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are influenced by the level of interest rates, general economic conditions and competition. The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At June 30, 2019, the Company had commitments to originate and purchase loans and unused lines of credit totaling $1.01 billion. The Company believes that loan repayments and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined). At June 30, 2019, both the Bank and the Company exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements.  The Company and the Bank took the accumulated other comprehensive income (“AOCI”) opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.

The tables below include certain non-GAAP financial measures that are used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies.  Management reviews these measures along with other measures of capital as part of its financial analysis.

			Minimum to be	Minimum to be
			Adequately	Well Capitalized
			Capitalized Under	Under Prompt
			Prompt Corrective	Corrective Action
At June 30, 2019	Company	Bank	Action Provisions	Provisions

Tier 1 leverage capital ratio	8.05%	9.37%	4.00%	5.00%
Common equity Tier 1 capital ratio	10.19	12.22	4.50	6.50
Tier 1 capital ratio	10.55	12.27	6.00	8.00
Total capital ratio	13.22	13.26	8.00	10.00

The following table provides certain non-GAAP financial measures used to compute certain of the ratios included in the table above, as well as a reconciliation of such non-GAAP financial measures to the most directly comparable financial measure in accordance with GAAP:

Standardized Approach(1) June 30, 2019
(Dollars in Thousands)
Total stockholders' equity	$822,901
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	302,850
LESS: Certain other intangible assets	53,249
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	13,858
LESS: Net unrealized gains (losses) on available-for-sale securities	2,329
LESS: Noncontrolling interest	3,508
Common Equity Tier 1 Capital (1)	447,107
Long-term borrowings and other instruments qualifying as Tier 1	13,661
Tier 1 minority interest not included in common equity tier 1 capital	2,119
Total Tier 1 Capital	462,887
Allowance for loan and lease losses	43,641
Subordinated debentures (net of issuance costs)	73,605
Total Capital	580,133
(1) Capital ratios were determined using the Basel III capital rules that became effective on January 1, 2015. Basel III revised the definition of capital, increased minimum capital ratios, and introduced a minimum common equity tier 1 capital ratio; those changes are being fully phased in through the end of 2021.

The following table provides a reconciliation of tangible common equity and tangible common equity excluding AOCI, each of which is used in calculating tangible book value data, to Total Stockholders' Equity at June 30, 2019. Each of tangible common equity and tangible common equity excluding AOCI is a non-GAAP financial measure that is commonly used within the banking industry.

June 30, 2019
(Dollars in Thousands)
Total Stockholders' Equity	$822,901
LESS: Goodwill	307,941
LESS: Intangible assets	56,153
Tangible common equity	458,807
LESS: AOCI	2,308
Tangible common equity excluding AOCI	456,499
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

CONTRACTUAL OBLIGATIONS

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations" in the Company’s Annual Report on Form 10-K for its fiscal year ended September 30, 2018 for a summary of our contractual obligations as of September 30, 2018. There were no material changes outside the ordinary course of our business in contractual obligations from September 30, 2018 through June 30, 2019.

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

For discussion of the Company’s off-balance sheet financing arrangements as of June 30, 2019, see Note 12 to our consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q. Depending on the extent to which the commitments or contingencies described in Note 12 occur, the effect on the Company’s capital and net income could be significant.

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

The Company uses two approaches to model interest rate risk: Earnings at Risk (“EAR analysis”) and Economic Value of Equity (“EVE analysis”). Under EAR analysis, net interest income is calculated for each interest rate scenario to the net interest income forecast in the base case. EAR analysis measures the sensitivity of interest-sensitive earnings over a one-year minimum time horizon. The results are affected by projected rates, prepayments, caps and floors. Management exercises its best judgment in making assumptions regarding events that management can influence, such as non-contractual deposit re-pricing, as well as events outside of management's control, such as customer behavior on loan and deposit activity and the effect that competition has on both loan and deposit pricing. These assumptions are subjective and, as a result, net interest income simulation results will differ from actual results due to the timing, magnitude, and frequency of interest rate changes, changes in market conditions, customer behavior and management strategies, among other factors. We perform various sensitivity analyses on assumptions of deposit attrition and deposit re-pricing, as well as market-implied forward rates and various likely and extreme interest rate scenarios, including rapid and gradual interest rate ramps, rate shocks and yield curve twists.

The EAR analysis used in the following table reflects the required analysis used no less than quarterly by management. It models -200, -100, +100, +200, +300, and +400 basis point parallel shifts in market interest rates over the next one-year period. Due to the current low level of interest rates, only -100 and -200 basis point parallel shifts are represented.

The Company was within Board policy limits for all interest rate scenarios as of June 30, 2019.  The table below shows the results of the scenarios as of June 30, 2019:

Net Sensitive Earnings at Risk
		Change in Interest Income/Expense for a given change in interest rates
		Over / (Under) Base Case Parallel Shift
(Dollars in thousands)	Book Value	-200	-100	Base	100	200	300	400
Total Interest-Sensitive Income	5,161,411	263,554	284,232	306,880	329,113	350,310	370,893	391,473
Total Interest-Sensitive Expense	2,292,395	23,527	35,702	48,132	60,551	72,664	84,779	96,897
Net Interest-Sensitive Income	2,869,016	240,027	248,530	258,748	268,562	277,646	286,114	294,576

Percentage Change from Base	—	-7.2%	-3.9%	—%	3.8%	7.3%	10.6%	13.8%
Board Policy Limits	—	-12.0%	-8.0%	—%	-8.0%	-10.0%	-15.0%	-20.0%

The EAR analysis reported at June 30, 2019, shows that in all rising rate scenarios, more assets than liabilities would reprice over the modeled one-year period.

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
The Company believes that its growing portfolio of noninterest-bearing deposits provides a stable and profitable funding vehicle and a significant competitive advantage in a rising interest rate environment, as the Company’s cost of funds would likely remain low, with less of an increase in the cost of funds expected relative to many other banks.
Under EVE analysis, the economic value of financial assets, liabilities and off-balance sheet instruments, is derived under each rate scenario. The economic value of equity is calculated as the difference between the estimated market value of assets and liabilities, net of the impact of off-balance sheet instruments.
The EVE analysis used in the following table reflects the required analysis used no less than quarterly by management. It models immediate -200, -100, +100, +200, +300 and +400 basis point parallel shifts in market interest rates. Due to the current low level of interest rates, only -100 and -200 basis point parallel shifts are represented.
The Company was within Board policy limits for all scenarios. The table below shows the results of the scenarios as of June 30, 2019:

Economic Value Sensitivity as of June 30, 2019

	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-200	-100	100	200	300	400
Percentage Change from Base	-12.9%	-5.2%	2.5%	3.5%	3.6%	3.6%
Board Policy Limits	-20.0%	-10.0%	-10.0%	-20.0%	-25.0%	-35.0%

The EVE at risk reported at June 30, 2019 shows that as interest rates increase, the economic value of equity position will be relatively neutral. When viewing total asset versus total liability economic value, projected total assets are affected similarly on a percentage basis as compared to projected total liabilities in a rising rate environment.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2019, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that (i) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The ineffectiveness of the Company's disclosure controls and procedures was due to a material weakness identified in the Company's internal controls over financial reporting, which is described below. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

In the third fiscal quarter of 2019, the Company identified a material weakness in the control environment of the Crestmark division, which was acquired by the Company on August 1, 2018. Several deficiencies were identified in the Company's control environment that were primarily related to inappropriate user access specific to information technology ("IT") applications used by the Crestmark division and lack of completeness of certain review procedures with respect to such user access. The user access issues included untimely completion of user access reviews on certain systems, instances of users having access rights beyond what appeared to be needed, and instances of user access not being appropriately added or removed from certain systems. The lack of completeness of certain review procedures was, in many cases, due to a completeness control not being documented, meaning that subject reports had not been compared to the source document to determine all required data was included in the report. These deficiencies did not result in any known material misstatement to the Company's annual or interim financial statements to date following the Crestmark acquisition. Accordingly, management determined the aggregation of these deficiencies represents a material weakness in internal controls over financial reporting on the basis that they could result in a misstatement potentially impacting the Company's financial statement accounts and disclosures that would not be prevented or detected on a timely basis. Also, the IT deficiencies could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls relating to the financial statements. In addition, these deficiencies could affect the IT controls and underlying data that support the effectiveness of system-generated reports.

REMEDIATION PLAN FOR REPORTED MATERIAL WEAKNESS

The Company is engaged in implementing a remediation plan to address the material weakness described above and is committed to maintaining a strong internal controls environment. To address the material weakness, the Company is in the process of re-evaluating IT governance and controls, updating procedures related to access management, and training IT personnel, with a focus on controls related to user access over IT systems. The Company is also ensuring review procedures at the Crestmark division are being performed with complete populations of data. Management believes that the measures described above will effectively remediate the identified material weakness and strengthen the Company’s internal controls over financial reporting. However, we cannot assure you that these steps will remediate such weakness or whether additional actions will be required or the timing or costs of any such additional actions. Because the reliability of the internal controls process requires repeatable execution, the successful remediation of this material weakness will require review and evidence of effectiveness prior to management concluding that the controls are effective. Management believes that remediation efforts will be completed during the fourth quarter of fiscal 2019.  If not remediated, however, these deficiencies could result in material misstatements to the Company's consolidated financial statements.

INTERNAL CONTROLS OVER FINANCIAL REPORTING

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the Company’s internal controls over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting except as set forth above.

META FINANCIAL GROUP, INC.
PART II - OTHER INFORMATION

FORM 10-Q

Item 1. Legal Proceedings. - See “Legal Proceedings” under Note 12 to the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors. - A description of our risk factors can be found in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. There were no material changes to those risk factors during the nine months ended June 30, 2019, except that the first risk factor is hereby added and the remaining risk factors are hereby amended and restated in their entirety as follows:

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

Control failures, including failures in our controls over financial reporting, could result from human error, fraud, breakdowns in information and computer systems, lapses in operating processes, or natural or man-made disasters. If a significant control failure or business interruption were to occur, it could materially damage our financial condition and results of operations. We may not be able to foresee, prevent, mitigate, reverse, or repair the negative effects of such failures or interruptions.

Moreover, we rely heavily upon information systems and other operating technologies to conduct and manage our business. To the extent that our technology fails to keep up with our changing environment, we may be unable to conduct and manage our business effectively. Any technical failure or interruption could harm our risk management and profitability and could adversely impact our financial condition and results of operations.

We identified control deficiencies in our internal controls over financial reporting related to the Crestmark division's information technology control environment. Specifically, these control deficiencies were in the areas of user access to applications used by the Crestmark division and lack of completeness of certain review procedures with respect to such user access. These control deficiencies were evaluated, both individually and in the aggregate, and management identified the aggregation of these deficiencies as a material weakness in our internal controls, as described more fully in “Item 4. Controls and Procedures” of Part I of this quarterly report. These control deficiencies could result in a misstatement of any of our financial statement accounts and disclosures that, in turn, could result in a material misstatement of our annual or interim final statements that may not be prevented or detected. In addition, other control deficiencies of this or a similar nature may be identified in the future.

If we are unable to correct the material weakness or deficiencies in internal controls over financial reporting in a timely manner or if future instances of an ineffective control environment exist, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC could be adversely affected, and we may be unable to comply with the periodic reporting requirements of the SEC. This failure, which could cause our investors to lose confidence in our reported financial information, could subject us to investigation and sanction by the SEC or other regulatory authorities and to claims by stockholders, which could impose significant additional costs on us, divert our management's attention and generally, materially, and adversely impact our business and financial condition. Additionally, our common stock listing on the NASDAQ Global Select Market could be suspended or terminated, and our stock price could materially suffer. See also Item 4. Controls and Procedures in Part I of this quarterly report.

Crestmark’s business presents a heightened degree of operational and credit risks to the Bank.

Crestmark’s focus on asset-based loans and other forms of commercial financing subjects Crestmark and, therefore, the Bank to the potential for fraud by borrowers regarding the value of underlying collateral. As a result, the Bank may assume different or greater lending risks than other commercial lenders in connection with the commercial products and services offered through the Crestmark division. Even routine funding transactions expose the Bank to credit risk in the event of default of its counterparty or client. In addition, credit risk related to products and services offered by the Crestmark division may be exacerbated when the collateral held by the Bank cannot be realized upon or is liquidated at prices insufficient to recover the full amount due under the financial instrument. Lastly, the use of and reliance on information systems specific to Crestmark’s business increases the operational risk of this recently acquired business. We define operational risk as the risk arising from inadequate or failed processes, people, and/or systems, including those emanating from external sources. While operational risk is inherent in all of our business activities, processes, and systems, the operational risk of the Crestmark division is elevated due to the material weakness identified during the quarter ended June 30, 2019, which is described in Item 4. Controls and Procedures in Part I of this quarterly report.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

(a) None
(b) None
(c) Issuer Purchases of Equity Securities

Meta's Board of Directors authorized a 2,000,000 share repurchase program that is scheduled to expire on September 30, 2021. The share repurchase program was announced on March 26, 2019 and became effective on May 1, 2019. The table below sets forth information regarding repurchases of our common stock during the third fiscal quarter of 2019.

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(1)(2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Repurchased Under the Program
April 1 to 30	—	$—	—	—
May 1 to 31	820,251	26.80	820,098	1,179,902
June 1 to 30	754,972	27.73	754,636	425,266
Total	1,575,223		1,574,734
(1) These columns also reflect shares acquired in satisfaction of the tax withholding obligations of holders of restricted stock unit awards, which vested during the quarter, and shares repurchased pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.
(2) The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

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

META FINANCIAL GROUP, INC.

Date: August 7, 2019	By:	/s/ Bradley C. Hanson
Bradley C. Hanson,
President, Chief Executive Officer and Director

Date: August 7, 2019	By:	/s/ Glen W. Herrick
Glen W. Herrick, Executive Vice President
and Chief Financial Officer