Form 10-K
period 2019-09-30
META FINANCIAL GROUP INC
filed 2019-11-26
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019
OR
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

As of March 31, 2019, the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the NASDAQ Global Select Market as of such date, was $701.3 million.

As of November 22, 2019, there were 37,584,488 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K -- Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held February 25, 2020 are incorporated by reference into Part III of this report.

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
You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” or the negative of those terms, or other words of similar meaning or similar expressions. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements are based on information currently available to us and assumptions about future events, and include statements with respect to the Company’s beliefs, expectations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such risks, uncertainties and other factors may cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Such statements address, among others, the following subjects: future operating results; our ability to remediate the material weakness in our internal controls over financial reporting and otherwise maintain effective internal controls over financial reporting; customer retention; loan and other product demand; important components of the Company's statements of financial condition and operations; growth and expansion; expectations concerning the Company's acquisitions and divestitures, including the potential benefits of, and other expectations for the Company in connection with, such transactions; new products and services; credit quality and adequacy of reserves; technology; and the Company's employees. The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: maintaining our executive management team; the expected growth opportunities, beneficial synergies and/or operating efficiencies from the Crestmark Acquisition may not be fully realized or may take longer to realize than expected; customer losses and business disruption related to the Crestmark Acquisition; unanticipated or unknown losses and liabilities may be incurred by the Company following the Crestmark Acquisition; the risk that the transaction with Central Bank may not occur on a timely basis or at all; the parties' ability to obtain third party and regulatory approvals, and otherwise satisfy the other conditions to closing the transaction with Central Bank, on a timely basis or at all; the costs, risks and effects on the Company of the ongoing federal investigation and bankruptcy proceedings involving DC Solar Solutions, Inc., DC Solar Distribution, Inc., and their affiliates, including the potential financial impact of those matters on the net book value of Company assets leased to DC Solar Distribution and the Company’s ability to recognize certain investment tax credits associated with such assets; factors relating to the Company’s share repurchase program; actual changes in interest rates and the Fed Funds rate; additional changes in tax laws; the strength of the United States' economy, in general, and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), as well as efforts of the United States Congress and the United States Treasury in conjunction with bank regulatory agencies to stimulate the economy and protect the financial system; inflation, market, and monetary fluctuations; the timely and efficient development of, and acceptance of, new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third parties, including, in connection with the Company’s refund advance business, the risk of reduced volume of refund advance loans as a result of reduced customer demand for or acceptance of usage of Meta’s strategic partners’ refund advance products; any actions which may be initiated by our regulators in the future; the impact of changes in financial services laws and regulations, including, but not limited to, laws and regulations relating to the tax refund industry and the insurance premium finance industry; our relationship with our primary regulators, the Office of the Comptroller of the Currency and the Federal Reserve, as well as the Federal Deposit Insurance Corporation, which insures MetaBank’s deposit accounts up to applicable limits; technological changes, including, but not limited to, the protection of electronic files or databases; acquisitions; litigation risk, in general, including, but not limited to, those risks involving MetaBank's divisions; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by MetaBank of its status as a well-capitalized institution, particularly in light of our growing deposit base, a portion of which has been characterized as “brokered”; changes in consumer spending and saving habits; and the success of the Company at maintaining its high quality asset level and managing and collecting assets of borrowers in default should problem assets increase.
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

The business of the Bank consists of attracting deposits and investing those funds in its National Lending and Community Banking loan and lease portfolios. On August 1, 2018, the Company completed the acquisition of Crestmark Bancorp, Inc. ("Crestmark") and its Michigan state-charted bank subsidiary, Crestmark Bank (the "Crestmark Acquisition"). Through the Crestmark Acquisition, the Company expanded its business-to-business commercial financing business. In addition to originating loans and leases, the Bank also occasionally contracts to sell loans, such as tax refund advance loans, consumer credit product loans, and government guaranteed loans, to third party buyers. The Bank also sells and purchases loan participations from time to time to and from other financial institutions, as well as mortgage-backed securities ("MBS") and other investments permissible under applicable regulations.

In addition to its lending and deposit gathering activities, the Bank’s divisions issue prepaid cards, design innovative consumer credit products, sponsor automated teller machines (“ATMs”) into various debit networks, and offer tax refund-transfer services and other payment industry products and services.  Through its activities, the Meta Payment Systems (“MPS”) division generates both fee income and low-cost deposits for the Bank.

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

The Company is subject to comprehensive regulation and supervision. See “Regulation and Supervision” herein.

The principal executive office of the Company is located at 5501 South Broadband Lane, Sioux Falls, South Dakota 57108.  Its telephone number at that address is (605) 782-1767.

MARKET AREAS

The Payments segment, which provides payments products and services nationwide, primarily operates out of Sioux Falls, South Dakota, with additional offices in Louisville, Kentucky, Easton, Pennsylvania and Hurst, Texas. Within the Company's Banking segment, the AFS/IBEX division operates out of its headquarters in Dallas, Texas with other offices throughout the country. Crestmark operates out of its headquarters in Troy, Michigan, with other offices throughout the country. The community bank’s locations and primary market areas include nine branch offices in Storm Lake, Iowa, Brookings, South Dakota, Sioux Falls, South Dakota and the Des Moines, Iowa area. Following the fiscal year ended September 30, 2019, the Company announced on November 20, 2019, that MetaBank entered into an agreement with Central Bank ("Central") for the sale of MetaBank's community bank division, which includes the sale of the nine branches previously mentioned above. See "Community Banking-Sale of Community Bank Division."

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

MetaBank
Loan & Lease Portfolio
National Lending
Community Banking
Commercial Finance
Consumer Finance
Tax Services
Warehouse Finance
Asset-based Lending
Insurance Premium Finance
Factoring
SBA/USDA
Lease Financing
Other Commercial Finance
Consumer Credit Products
Other Consumer Finance
Taxpayer Advances
ERO Advances
Commercial Real Estate and Operating
Consumer One-to-Four Family Real Estate and Other
Agricultural Real Estate and Other

The Company focuses its lending activities on the origination of commercial finance loans, consumer finance loans and taxpayer advance loans. The Company also continues to originate traditional one-to-four family mortgage loans, commercial operating loans, multi-family real estate loans, consumer loans and agricultural-related loans. At September 30, 2019, the Company’s loans and leases receivable, net of allowance for loan and lease losses, totaled $3.63 billion, or 59% of the Company’s total assets, as compared to $2.93 billion, or 50%, at September 30, 2018.

Loan and lease applications are initially considered and approved at various levels of authority, depending on the type and amount of the loan or lease as directed by the Bank's lending policies.  The Company has a loan committee structure in place for oversight of its lending activities.  Loans and leases in excess of certain amounts require approval by either an Executive Credit Committee or a Board Credit Committee. The Company may discontinue, adjust, or create new lending programs to respond to competitive factors.

At September 30, 2019, the Company’s largest lending relationship to a single borrower or group of related borrowers totaled $88.9 million.  The Company had 24 other lending relationships in excess of $14.5 million as of September 30, 2019.

Loan and Lease Portfolio Composition

The following table provides information about the composition of the Company’s loan and lease portfolio in dollar amounts and in percentages as of the dates indicated.  In general, for the fiscal year ended September 30, 2019, the aggregate principal amounts in all categories of loans and leases discussed below, except agricultural loans, increased over levels from the prior fiscal year.

Loan and lease tables have been conformed to be consistent with the Company's updated categorization of its lending portfolio between National Lending and Community Banking.

	At September 30,
	2019		2018		2017		2016		2015
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
National Lending
Commercial finance	$42,266	1.2%	$14,971	0.5%	$—	—%	$—	—%	$—	—%
Total National Lending	42,266	1.2%	14,971	0.5%	—	—%	—	—%	—	—%
Community Banking
Commercial real estate and operating	849,171	23.3%	748,579	25.4%	585,510	44.1%	422,932	45.7%	310,199	43.5%
Consumer one-to-four family real estate and other	235,365	6.4%	223,482	7.7%	196,706	14.8%	162,298	17.5%	125,021	17.5%
Agricultural real estate and operating	37,029	1.0%	36,780	1.2%	61,800	4.7%	63,612	6.9%	64,316	9.0%
Total Community Banking	1,121,565	30.7%	1,008,841	34.3%	844,016	63.6%	648,842	70.1%	499,536	70.0%
Total real estate loans	1,163,831	31.9%	1,023,812	34.8%	844,016	63.6%	648,842	70.1%	499,536	70.0%

Other loans and leases:
National Lending
Commercial finance	1,873,964	51.3%	1,494,878	50.8%	255,308	19.2%	174,034	18.8%	106,505	14.9%
Consumer finance	268,198	7.3%	270,361	9.2%	140,229	10.6%	14,300	1.5%	13,261	1.9%
Tax services	2,240	0.1%	1,073	—%	192	—%	190	—%	—	—%
Warehouse finance	262,924	7.2%	65,000	2.2%	—	—%	—	—%	—	—%
Total National Lending	2,407,326	65.9%	1,831,312	62.2%	395,729	29.8%	188,524	20.4%	119,766	16.8%
Community Banking
Commercial real estate and operating	34,761	0.9%	42,311	1.4%	30,718	2.3%	28,651	3.1%	29,893	4.2%
Consumer one-to-four family real estate and other	24,060	0.7%	23,836	0.8%	22,775	1.7%	22,794	2.5%	20,266	2.8%
Agricultural real estate and operating	21,435	0.6%	23,718	0.8%	33,594	2.5%	37,083	4.0%	43,626	6.1%
Total Community Banking	80,256	2.2%	89,865	3.0%	87,087	6.6%	88,528	9.6%	93,785	13.2%
Total other loans and leases	2,487,582	68.1%	1,921,177	65.2%	482,816	36.4%	277,052	29.9%	213,551	30.0%

Total loans and leases	$3,651,413	100.0%	$2,944,989	100.0%	$1,326,832	100.0%	$925,894	100.0%	$713,087	100.0%

The following table shows the composition of the Company’s loan and lease portfolio by fixed- and adjustable-rate at the dates indicated.

	At September 30,
	2019		2018		2017		2016		2015
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed-rate loans and leases:
National Lending
Commercial finance	$1,113,071	30.5%	$956,920	32.5%	$250,459	18.9%	$171,604	18.5%	$106,505	15.0%
Consumer finance	22,965	0.6%	21,093	0.7%	16,489	1.2%	14,300	1.5%	12,811	1.8%
Tax services (1)	2,240	0.1%	1,073	—%	—	—%	—	—%	—	—%
Warehouse finance	—	—%	—	—%	—	—%	—	—%	—	—%
Total National Lending	1,138,276	31.2%	979,086	33.2%	266,948	20.1%	185,904	20.0%	119,316	16.8%
Community Banking
Commercial real estate and operating	828,603	22.7%	749,258	25.5%	580,092	43.8%	417,281	45.1%	300,106	42.1%
Consumer one-to-four family real estate and other	226,375	6.2%	220,163	7.5%	193,765	14.6%	160,956	17.4%	124,202	17.4%
Agricultural real estate and operating	41,772	1.1%	46,940	1.6%	80,419	6.1%	86,651	9.4%	95,021	13.3%
Total Community Banking	1,096,750	30.0%	1,016,361	34.6%	854,274	64.5%	664,888	71.9%	519,329	72.8%
Total fixed-rate loans and leases	2,235,026	61.2%	1,995,447	67.8%	1,121,222	84.5%	850,792	91.9%	638,645	89.6%

Adjustable-rate loans and leases:
National Lending
Commercial finance	803,159	22.0%	552,929	18.8%	4,849	0.4%	2,430	0.3%	—	—%
Consumer finance	245,233	6.7%	249,268	8.4%	123,742	9.3%	—	—%	450	0.1%
Tax services (1)	—	—%	—	—%	192	—%	190	—%	—	—%
Warehouse finance	262,924	7.2%	65,000	2.2%	—	—%	—	—%	—	—%
Total National Lending	1,311,316	35.9%	867,197	29.4%	128,783	9.7%	2,620	0.3%	450	0.1%
Community Banking
Commercial real estate and operating	55,329	1.5%	41,632	1.4%	36,136	2.8%	34,302	3.7%	39,986	5.6%
Consumer one-to-four family real estate and other	33,050	0.9%	27,155	0.9%	25,716	1.9%	24,136	2.6%	21,085	2.9%
Agricultural real estate and operating	16,692	0.5%	13,558	0.5%	14,975	1.1%	14,044	1.5%	12,921	1.8%
Total Community Banking	105,071	2.9%	82,345	2.8%	76,827	5.8%	72,482	7.8%	73,992	10.3%
Total adjustable-rate loans and leases	1,416,387	38.8%	949,542	32.2%	205,610	15.5%	75,102	8.1%	74,442	10.4%

Total loans and leases	3,651,413	100.0%	2,944,989	100.0%	1,326,832	100.0%	925,894	100.0%	713,087	100.0%
Deferred fees and discounts	7,434		(250)		(1,461)		(789)		(577)
Allowance for loan and lease losses	(29,149)		(13,040)		(7,534)		(5,635)		(6,255)
Total loans and leases receivable, net	$3,629,698		$2,931,699		$1,317,837		$919,470		$706,255
(1) Certain tax services loans do not bear interest.

The following table illustrates the maturity analysis of the Company’s loan and lease portfolio at September 30, 2019. The table reflects management’s estimate of the effects of loan and lease prepayments or curtailments based on data from the Company’s historical experiences and other third-party sources.

	Due in one year or less		Due after one year through five years		Due after five years		Total
(Dollars in Thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount
National Lending
Commercial finance	$1,327,339	9.21%	$549,070	7.68%	$39,821	6.66%	$1,916,230
Consumer finance	105,879	8.92%	122,420	8.42%	39,899	8.27%	268,198
Tax services	2,240	—%	—	—%	—	—%	2,240
Warehouse finance	29,185	6.24%	233,739	6.26%	—	—%	262,924
Total National Lending	1,464,643	9.12%	905,229	7.41%	79,720	7.46%	2,449,592
Community Banking
Commercial real estate and operating	127,537	4.71%	393,303	4.71%	363,092	4.70%	883,932
Consumer one-to-four family real estate and other	48,585	4.21%	118,652	4.12%	92,188	3.93%	259,425
Agricultural real estate and operating	20,766	5.05%	19,250	4.91%	18,448	4.91%	58,464
Total Community Banking	196,888	4.63%	531,205	4.59%	473,728	4.55%	1,201,821
Total loans and leases	$1,661,531	8.58%	$1,436,434	6.37%	$553,448	4.97%	$3,651,413

National Lending

Commercial Finance
The Company's commercial finance product lines include asset-based lending, factoring, leasing, insurance premium finance, and other commercial finance products offered on a nationwide basis.

Asset-Based Lending. Through its Crestmark division, the Bank provides asset-based loans secured by borrowers' short-term assets such as inventory, accounts receivable, and work-in-process. Asset-based loans may also be secured by real estate and equipment. The primary sources of repayment are the operating income of the borrower, the collection of the receivables securing the loan, and/or the sale of the inventory securing the loan. Loans are typically revolving lines of credit with terms of one to three years, whereby the Bank withholds a contingency reserve representing the difference between the amount advanced and the fair value of the invoice amount or other collateral value. Credit risk is managed through advance rates appropriate for the collateral, standardized loan policies, established and authorized credit limits, attentive portfolio management and the use of lock box agreements and similar arrangements which result in the Company receiving and controlling the debtors' cash receipts. The Bank also originates collateralized term loans and notes receivable, with terms ranging from three to 25 years.

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

Small Business Administration ("SBA") and United States Department of Agriculture ("USDA"). The Bank originates loans through programs partially guaranteed by the SBA or USDA. These loans are to small businesses and professionals with what the Bank believes are lower risk characteristics. Certain guaranteed portions of these loans are generally sold to the secondary market. See "Originations, Sales and Servicing of Loans and Leases" below for further details.

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

Consumer Finance
Consumer Credit Products. The Bank designs its credit program relationships with certain desired outcomes. Three high priority outcomes are liquidity, credit protection, and risk retention.  The Bank believes the benefits of these outcomes not only support its goals but the goals of the credit program partner as well. The Bank designs its program credit protections in a manner so that the Bank earns a reasonable risk adjusted return, but is protected by certain layers of credit support, similar to what you would find in structured finance. The Bank will hold a sizable portion of the originated asset on its own balance sheet, but retains the flexibility to sell a portion of the originated asset to other interested parties, thereby supporting program liquidity.

Through September 30, 2019, the Bank has launched two consumer credit programs. The loan products offered under these programs are generally closed-end installment loans with terms between 12 months and 84 months and revolving lines of credit with durations between six months and 60 months. As part of the Bank’s ongoing balance sheet management strategy, $111.7 million in held for sale consumer credit product loan balances were sold on October 1, 2019.
Other Consumer Finance. The Bank's purchased student loan portfolios are seasoned, floating rate, private portfolios that are serviced by a third-party servicer. The portfolio purchased during the first quarter of fiscal year 2018 is indexed to one-month of the London Interbank Offered Rate ("LIBOR"), while the portfolio purchased in the first quarter of fiscal year 2017 is indexed to three-month LIBOR plus various margins. The Company received written notification on June 18, 2018 from ReliaMax Surety Company ("ReliaMax"), the company that provided insurance coverage for the student loan portfolios, which informed policy holders that the South Dakota Division of Insurance filed a petition to have ReliaMax declared insolvent and to adopt a plan of liquidation. An Order of Liquidation was entered on June 27, 2018 by the Sixth Circuit Court in Hughes County, South Dakota, declaring ReliaMax insolvent and appointing the South Dakota Division of Insurance as liquidator to adopt a plan of liquidation. The Company expects to ultimately recover a portion of the unearned premiums, though the Company can provide no assurance as to the timing and amount of any such recovery.

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

Warehouse Finance
The Bank participates in several asset-backed warehouse lines of credit whereby the Bank is in a senior, secured position as the first out participant. These facilities are primarily collateralized by consumer receivables, with the Bank holding a senior collateral position enhanced by a subordinate party structure.

Community Banking

Commercial Real Estate and Operating
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

Consumer One-to-Four Family Real Estate and Other
The Company originates one-to-four family residential mortgage loans in the community bank's primary market areas with terms up to a maximum of 30 years and with loan-to-value ratios up to 100% of the lesser of the appraised value of the property securing the loan or the contract price. However, the vast majority of these loans are originated with loan-to-value ratios below 80%. The Company also currently offers five- and ten-year ARM loans.

The Company also originates a variety of secured consumer loans, including home equity, home improvement, automobile and boat loans, as well as loans secured by savings deposits in its primary market areas and surrounding areas. Substantially all of the Company’s home equity loans and lines of credit are secured by second mortgages on principal residences.  The Bank will lend amounts which, together with all prior liens, may be up to 90% of the appraised value of the property securing the loan.  Home equity loans and lines of credit generally have maximum terms of five years.

Agricultural Real Estate and Operating
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

Sale of Community Bank Division
The Company announced on November 20, 2019 that MetaBank entered into an agreement with Central Bank, an Iowa state-chartered bank headquartered in Storm Lake, Iowa, for the sale of MetaBank’s community bank division. Included in the sale are all of MetaBank's community bank branches located in Iowa and South Dakota, as well as deposits and fixed assets related thereto, representing approximately $270 million of deposits. Also included in the sale are approximately $265 million of loans. Following the closing of the transaction, MetaBank will retain approximately $935 million in aggregate principal amount of loans associated with MetaBank’s community bank division, which will remain on Meta’s balance sheet at closing and will be serviced by Central following closing. The branches will be owned and operated by Central Bank following the closing of the transaction. The closing of the transaction is subject to the satisfaction or waiver of certain conditions. The transaction is expected to close late in the first calendar quarter of 2020.

ORIGINATIONS, SALES AND SERVICING OF LOANS AND LEASES

The Company, from time to time, sells loans and leases, and in some cases, loan participations, generally without recourse.  At September 30, 2019, there were no outstanding loans sold by the Company with recourse.  When loans or leases are sold, the Company may retain the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans.  The servicing fee is recognized as income over the life of the loans.  As of September 30, 2019, the Company serviced loans that it originated and sold totaling $175.5 million, of which $129.1 million were SBA/USDA guaranteed loan balances sold to the secondary market, $1.9 million were sold to Fannie Mae, and $44.4 million were sold to others.

The Company generally sells the guaranteed portion of its SBA 7(a) loans and USDA program loans in the secondary market. These sales have resulted in premium income for the Company at the time of sale and created a stream of future servicing income. When the Company sells the guaranteed portion of its loans, it incurs credit risk on the non-guaranteed portion of the loans, and, if a customer defaults on the loan, the Company shares any loss and recovery related to the loan pro-rata with the SBA or USDA, as applicable. If the SBA or USDA establishes that a loss on a guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by the Company, the SBA or USDA may seek recovery of the principal loss related to the deficiency from the Company, which could materially adversely affect our business, results of operations and financial condition.

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

	Fiscal Years Ended September 30,
	2019	2018	2017
Originations:	(Dollars in Thousands)
Commercial finance	$8,232,928	$2,034,719	$535,339
Consumer finance	688,714	429,194	242,503
Tax services	1,513,509	1,286,293	1,284,857
Total National Lending	10,435,151	3,750,206	2,062,699
Commercial real estate and operating	409,280	472,035	396,602
Consumer one-to-four family real estate and other	85,809	96,863	96,546
Agricultural real estate and operating	40,567	66,906	44,886
Total Community Banking	535,656	635,804	538,034
Total loans and leases originated	10,970,807	4,386,010	2,600,733

Acquired:
Commercial finance	—	1,063,504	—
Total National Lending	—	1,063,504	—
Total loans and leases acquired	—	1,063,504	—

Purchases:
Commercial finance	25,069	—	—
Consumer finance	—	72,751	133,785
Warehouse finance	226,292	65,000	—
Total National Lending	251,361	137,751	133,785
Commercial real estate and operating	26,444	27,919	7,078
Consumer one-to-four family real estate and other	260	—	540
Total Community Banking	26,704	27,919	7,618
Total loans and leases purchased	278,065	165,670	141,403

Sales and repayments:
Sales:
Commercial finance	68,623	17,621	—
Consumer finance	57,503	—	—
Tax services	—	—	685,934
Total National Lending	126,126	17,621	685,934
Commercial real estate and operating	13,069	22,571	4,720
Agricultural real estate and operating	—	40	—
Total Community Banking	13,069	22,611	4,720
Total loan sales	139,195	40,232	690,654

Repayments:
Loan and lease principal repayments	10,270,082	3,949,780	1,652,674
Total principal repayments	10,270,082	3,949,780	1,652,674
Total reductions	10,409,277	3,990,012	2,343,328

(Decrease) increase in other items, net	(8,425)	4,295	(441)
Net increase	$831,170	$1,629,468	$398,367
1) Certain tax services loans do not bear interest.

NON-PERFORMING ASSETS, OTHER LOANS AND LEASES OF CONCERN AND CLASSIFIED ASSETS

The following table sets forth the Company’s loan and lease delinquencies by type, by amount and by percentage of type at September 30, 2019.

	Loans and Leases Delinquent For:
	30-59 Days			60-89 Days			90 Days and Over
	Number	Amount	Percent of Category	Number	Amount	Percent of Category	Number	Amount	Percent of Category
(Dollars in Thousands)
Loans held for sale	412	$1,122	12.3%	286	$755	10.4%	339	$964	3.9%

National Lending
Commercial finance	299	$5,404	59.0%	195	$4,925	68.0%	595	$19,896	81.5%
Consumer finance	46	1,559	17.0%	37	1,562	21.6%	24	1,317	5.4%
Tax services (1)	—	—	—%	—	—	—%	—	2,240	9.2%
Total National Lending	345	6,963	76.0%	232	6,487	89.6%	619	23,453	96.0%
Community Banking
Commercial real estate and operating	1	565	6.2	—	—	—%	—	—	—%
Consumer one-to-four family real estate and other	4	458	5.0%	—	—	—%	1	9	—%
Agricultural real estate and operating	1	49	0.5%	—	—	—%	—	—	—%
Total Community Banking	2	1,072	11.7%	—	—	—%	1	9	—%
Total loans and leases held for investment	347	$8,035	87.7%	232	$6,487	89.6%	620	$23,462	96.1%

Total loans and leases	759	$9,157	100.0%	518	$7,242	100.0%	959	$24,426	100.0%
(1) The tax services loans past due represented the aggregate remaining balance of the tax services loan portfolio.

Delinquencies 90 days and over constituted 0.64% of total loans and leases and 0.40% of total assets.

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

The table below sets forth the amounts and categories of the Company’s non-performing assets.

	At September 30,
(Dollars in Thousands)	2019	2018	2017	2016	2015
Non-performing loans and leases
Non-accruing loans and leases:
Commercial finance	$14,378	$2,864	$—	$—	$—
Total National Lending	14,378	2,864	—	—	—
Commercial real estate and operating	—	—	685	—	904
Consumer one-to-four family real estate and other	44	—	—	83	24
Agricultural real estate and operating	—	—	—	—	5,132
Total Community Banking	44	—	685	83	6,060
Total	14,422	2,864	685	83	6,060

Accruing loans and leases delinquent 90 days or more:
Held for sale loans	964	—	—	—	—

Commercial finance	7,578	3,801	1,205	965	1,728
Consumer finance	1,317	2,384	1,387	—	—
Tax services(1)	2,240	1,073	—	—	—
Total National Lending	11,135	7,258	2,592	965	1,728
Consumer one-to-four family real estate and other	—	79	19	53	13
Agricultural real estate and operating	—	—	34,295	—	—
Total Community Banking	—	79	34,314	53	13
Total	12,099	7,337	36,906	1,018	1,741

Total non-performing loans and leases	26,521	10,201	37,591	1,101	7,801

Other assets
Non-performing operating leases	457	—	—	—	—

Foreclosed and repossessed assets:
Commercial finance	1,372	1,626	—	—	—
Commercial real estate and operating	—	—	62	76	—
Consumer one-to-four family real estate and other	—	90	230	—	—
Agricultural real estate and operating	28,122	29,992	—	—	—
Total	29,494	31,638	292	76	—

Total other assets	29,951	31,638	292	76	—

Total non-performing assets	$56,472	$41,839	$37,883	$1,177	$7,801
Total as a percentage of total assets	0.91%	0.72%	0.72%	0.03%	0.31%
(1) Certain tax services loans do not bear interest.

For the fiscal year ended September 30, 2019, gross interest income which would have been recorded had the non-accruing loans and leases been current in accordance with their original terms was insignificant, none of which was included in interest income.

Non-Accruing Loans and Leases
At September 30, 2019, the Company had $14.4 million in non-accruing loans and leases, which constituted less than 0.4% of the Company's gross loan and lease portfolio and total assets. At September 30, 2018, the Company had $2.9 million in non-accruing loans which also constituted less than 0.1% of its gross loans portfolio and total assets.

The fiscal 2019 increase in non-accruing loans and leases was primarily related to increases in the commercial finance portfolio.

Accruing Loans and Leases Delinquent 90 Days or More
At September 30, 2019, the Company had $12.1 million in accruing loans and leases delinquent 90 days or more, compared to $7.3 million at September 30, 2018. This balance of accruing loans and leases 90 days or more past due was mainly comprised of commercial finance, consumer finance and tax services loans and leases.

Classified Assets
Federal regulations provide for the classification of certain loans, leases, and other assets such as debt and equity securities considered by the Bank's primary regulator, the OCC, to be of lesser quality as “substandard,” “doubtful” or “loss,” with each such classification dependent on the facts and circumstances surrounding the assets in question. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the Bank will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such minimal value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

On the basis of management’s review of its classified assets, at September 30, 2019, the Company had classified loans and leases of $40.6 million as substandard, $0.5 million as doubtful and none as loss.  Further, at September 30, 2019, the Company owned real estate or other assets as a result of foreclosure of loans with a value of $29.5 million.

Allowance for Loan and Lease Losses
The allowance for loan and lease losses is established through a provision for loan and lease losses based on management’s evaluation of incurred losses and the risk inherent in its loan and lease portfolio and changes in the nature and volume of its loan and lease activity, including those loans and leases that are being specifically monitored by management.  Such evaluation, which includes a review of loans and leases for which full collectability may not be reasonably assured, includes consideration of, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan and lease loss experience and other factors that warrant recognition in providing for an appropriate loan and lease loss allowance.

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

Management believes that, based on a detailed review of the loan and lease portfolio, historic loan and lease losses, current economic conditions, the size of the loan and lease portfolio and other factors, the level of the allowance for loan and lease losses at September 30, 2019 reflected an appropriate allowance against probable losses from the lending portfolio.  Although the Company maintains its allowance for loan and lease losses at a level it considers to be appropriate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan and lease losses will not be required in future periods.  In addition, the Company’s determination of the allowance for loan and lease losses is subject to review by the OCC, which can require the establishment of additional general or specific allowances.

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

The following table sets forth an analysis of the Company’s allowance for loan and lease losses.

	September 30,
	2019	2018	2017	2016	2015
(Dollars in Thousands)
Balance at beginning of period	$13,040	$7,534	$5,635	$6,255	$5,397
Charge-offs:
Commercial finance	(11,373)	(2,643)	(626)	(726)	(285)
Consumer finance	(6,346)	(1,443)	—	(728)	—
Tax services	(25,095)	(21,802)	(7,841)	(249)	—
Total National Lending charge-offs	(42,814)	(25,888)	(8,467)	(1,703)	(285)
Commercial real estate and operating	—	—	(528)	(385)	(214)
Consumer one-to-four family real estate and other	(40)	(76)	(2)	(32)	(45)
Agricultural real estate and operating	—	—	—	(3,252)	(186)
Total Community Banking charge-offs	(40)	(76)	(530)	(3,669)	(445)
Total charge-offs	(42,854)	(25,964)	(8,997)	(5,372)	(730)
Recoveries:
Commercial finance	2,760	1,169	61	107	114
Consumer finance	81	—	—	11	—
Tax services	222	453	229	—	—
Total National Lending recoveries	3,063	1,622	290	118	114
Commercial real estate and operating	—	—	5	27	9
Consumer one-to-four family real estate and other	—	3	—	—	—
Agricultural real estate and operating	250	411	12	2	—
Total Community Banking recoveries	250	414	17	29	9
Total recoveries	3,313	2,037	307	147	123

Net (charge-offs) recoveries	(39,541)	(23,927)	(8,690)	(5,225)	(607)
Provision charged to expense	55,650	29,433	10,589	4,605	1,465
Balance at end of period	$29,149	$13,040	$7,534	$5,635	$6,255

Ratio of net charge-offs during the period to average loans and leases outstanding during the period	1.12%	1.31%	0.73%	0.64%	0.10%

Ratio of net charge-offs during the period to average loans and leases outstanding during the period - Excluding tax services loans and tax service net charge-offs	0.43%	0.15%	0.09%	0.62%	0.10%

Ratio of net charge-offs during the period to non-performing assets at fiscal year end	70.02%	57.19%	22.94%	443.84%	7.78%

Allowance to total loans and leases	0.80%	0.44%	0.57%	0.61%	0.88%
For more information on the Provision for Loan and Lease Losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Annual Report on Form 10-K.

The distribution of the Company’s allowance for losses on loans and leases at the dates indicated is summarized as follows:

	At September 30,
	2019		2018		2017		2016		2015
	Amount	Percent of Loans and Leases in Each Category of Total Loans and Leases	Amount	Percent of Loans and Leases in Each Category of Total Loans and Leases	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans
(Dollars in Thousands)
Commercial finance	$14,596	52.5%	$1,302	51.3%	$800	19.2%	$588	18.8%	$293	14.9%
Consumer finance	6,162	7.3%	3,605	11.2%	—	10.6%	—	1.5%	—	1.9%
Tax services	—	0.1%	—	—%	5	—%	5	—%	—	—%
Warehouse finance	263	7.2%	65	0.2%	—	—%	—	—%	—	—%
Total National Lending	21,021	67.1%	4,972	62.7%	805	29.8%	593	20.4%	293	16.8%
Commercial real estate and operating	6,208	24.2%	6,220	26.8%	2,820	46.4%	2,310	48.8%	1,215	47.7%
Consumer one-to-four family real estate	1,053	7.1%	632	8.5%	809	16.5%	705	20.0%	298	20.3%
Agricultural real estate and operating	867	1.6%	1,216	2.0%	2,574	7.2%	1,474	10.9%	3,700	15.1%
Total Community Lending	8,128	32.9%	8,068	37.3%	6,203	70.2%	4,489	79.6%	5,213	83.2%
Unallocated		—%	—	—%	527	—%	553	—%	749	—%
Total	$29,149	100.0%	$13,040	100.0%	$7,534	100.0%	$5,635	100.0%	$6,255	100.0%

Investment Activities

General
The investment policy of the Company generally is to invest funds among various categories of investments and maturities based upon the Company’s need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings and to fulfill the Company’s asset/liability management policies.  The Company’s investment and MBS portfolios are managed in accordance with a written investment policy adopted by the Board of Directors, which is implemented by members of the Company’s Asset/Liability Committee.  The Company closely monitors balances in these accounts and maintains a portfolio of highly liquid assets to fund potential deposit outflows or other liquidity needs.  To date, the Company has not experienced any significant outflows related to the MPS division deposits, though no assurance can be given that this will continue to be the case.

As of September 30, 2019, investment securities and MBS with fair values of approximately $812.2 million, $152.7 million, and $4.8 million were pledged as collateral for the Bank’s Federal Home Loan Bank of Des Moines (“FHLB”) advances, Federal Reserve Bank (“FRB”) advances and collateral for securities sold under agreements to repurchase, respectively.  For additional information regarding the Company’s collateralization of borrowings, see Note 10 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Investment Securities
It is the Company’s general policy to purchase investment securities which are U.S. Government-related securities, U.S. Government-related agency and instrumentality securities, U.S. Government-related agency or instrumentality collateralized securities, state and local government obligations and overnight federal funds.

As of September 30, 2019, the Company had total investment securities, excluding MBS, with an amortized cost of $1.01 billion compared to $1.68 billion as of September 30, 2018.  At September 30, 2019, $693.5, or 68%, of the Company’s investment securities were pledged to secure various obligations of the Company. Many of the Company’s municipal holdings are able to be pledged at both the FRB and the FHLB.

The following table sets forth the carrying value of the Company’s investment securities portfolio, excluding MBS, at the dates indicated.

	At September 30,
(Dollars in Thousands)	2019	2018	2017
Investment Securities Available for Sale ("AFS")
Asset backed securities	$302,534	$313,028	$96,832
Small business administration securities	185,982	44,337	57,871
Obligations of states and political subdivisions	874	16,910	—
Non-bank qualified obligations of states and political subdivisions	400,557	1,109,885	950,829
Subtotal investment debt securities AFS	889,947	1,484,160	1,105,532
Common equities and mutual funds(1)	2,606	3,800	1,445

Investment Securities Held to Maturity ("HTM")
Obligations of states and political subdivisions	—	—	19,247
Non-bank qualified obligations of states and political subdivisions(2)	127,582	164,304	430,593
Subtotal investment debt securities HTM	127,582	164,304	449,840

FHLB Stock	30,916	23,400	61,123

Total Investment Securities and FHLB Stock	$1,051,051	$1,675,664	$1,617,940

Other Interest-Earning Assets:
Interest bearing deposits in other financial institutions and federal funds sold(3)	$11,261	$4,248	$1,227,308
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at September 30, 2019 and 2018.
(2) Includes no taxable obligations of states and political subdivisions.
(3) From time to time, the Company maintains balances in excess of insured limits at various financial institutions, including the FHLB, the FRB, and other private institutions. At September 30, 2019, the Company had $30.9 million and $11.2 million in interest bearing deposits held at the FHLB and FRB, respectively.  At September 30, 2019, the Company did not have any federal funds sold at a private institution.

The composition and maturities of the Company’s available for sale ("AFS") and held to maturity ("HTM") investment debt securities portfolios at September 30, 2019, excluding equity securities and mutual funds, FHLB stock and MBS, are indicated in the following table. The actual maturity of certain municipal housing related securities is typically less than its stated contractual maturity due to scheduled principal payments and prepayments of the underlying mortgages.

	September 30, 2019
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
(Dollars in Thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Available for Sale
Asset backed securities	$—	$—	$—	$302,534	$305,603	$302,534
Small business administration securities	—	10,643	50,430	124,909	182,327	185,982
Obligations of states and political subdivisions	—	500	374	—	858	874
Non-bank qualified obligations of states and political subdivisions	—	6,000	1,036	393,521	396,430	400,557
Total Investment Securities AFS	$—	$17,143	$51,840	$820,964	$885,218	$889,947

Weighted Average Yield (1)	—%	2.00%	2.20%	1.92%	3.01%	1.94%

	September 30, 2019
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
(Dollars in Thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Held to Maturity
Non-bank qualified obligations of states and political subdivisions	$—	$—	$—	$127,582	$127,582	$126,287
Total Investment Securities HTM	$—	$—	$—	$127,582	$127,582	$126,287

Weighted Average Yield (1)	—%	—%	—%	2.90%	2.90%	2.96%
 (1)Yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

Mortgage-Backed Securities
The Company’s mortgage-backed and related securities portfolio as of September 30, 2019 consisted entirely of securities issued by U.S. Government agencies or instrumentalities, including those of Ginnie Mae, Fannie Mae, Freddie Mac and Farmer Mac.  The Ginnie Mae, Fannie Mae, Freddie Mac and Farmer Mac certificates are modified pass‑through MBS representing undivided interests in underlying pools of fixed‑rate, or certain types of adjustable-rate, predominantly single-family mortgages issued by these U.S. Government agencies or instrumentalities. At September 30, 2019, the Company had a diverse portfolio of MBS with an amortized cost of $385.9 million. The fair market value of the MBS at September 30, 2019 was $389.7 million.

MBS generally increase the quality of the Company’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Company.  At September 30, 2019, $323.5 million, or 83.0%, of the Company’s MBS were pledged to secure various obligations of the Company.

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

The following table sets forth the carrying value of the Company’s MBS at the dates indicated.

	At September 30,
(Dollars in Thousands)	2019	2018	2017
Available for Sale
Farmer Mac	$63,515	$52,849	$—
Freddie Mac	53,185	69,575	100,287
Freddie Mac CML	15,712	—	—
Fannie Mae	221,535	241,641	486,167
Ginnie Mae	28,599	—	—
Total AFS	$382,546	$364,065	$586,454

	At September 30,
(Dollars in Thousands)	2019	2018	2017
Held to Maturity
Farmer Mac	$—	$—	$61,295
Fannie Mae	—	—	43,458
Ginnie Mae	7,182	7,850	8,936
Total HTM	$7,182	$7,850	$113,689

The following table sets forth the contractual maturities of the Company’s MBS at September 30, 2019.  Excluded from the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments, all of which typically lower the average life of these securities.

	September 30, 2019
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
(Dollars in Thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Available for Sale
Farmer Mac	$—	$—	$15,194	$48,321	$64,727	$63,515
Freddie Mac	—	—	—	53,185	52,591	53,185
Freddie Mac CML	—	—	—	15,712	15,158	15,712
Fannie Mae	—	—	—	221,535	218,136	221,535
Ginnie Mae	—	—	—	28,599	28,058	28,599
Total Investment Securities	$—	$—	$15,194	$367,352	$378,670	$382,546

Weighted Average Yield	—%	—%	2.06%	2.75%	3.02%	2.72%

	September 30, 2019
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
(Dollars in Thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Held to Maturity
Ginnie Mae	$—	$—	$—	$7,182	$7,182	$7,183
Total Investment Securities	—	—	—	7,182	7,182	7,183

Weighted Average Yield	—%	—%	—%	2.28%	2.28%	2.27%

At September 30, 2019, the contractual maturity of approximately 96.1% of the Company’s mortgage backed-securities were in excess of ten years. The actual maturity of an MBS is typically less than its stated contractual maturity due to scheduled principal payments and prepayments of the underlying mortgages.  Prepayments that are different than anticipated will affect the yield to maturity.  The yield is based upon the interest income and the amortization of any premium or discount related to the MBS.  In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively.  The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of MBS, and these assumptions are reviewed periodically to reflect actual prepayments.  Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, borrower credit scores, loan to premises value, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.  During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security.  Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company’s MBS amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.  During periods of rising interest rates, these prepayments tend to decelerate as the prevailing market interest rates for mortgage rates increase and prepayment incentives dissipate.

The Company adopted Accounting Standard Update ("ASU") 2017-12, "Derivatives and Hedging: Targeted Improvements and Accounting for Hedging Activities", in 2018, which resulted in a transfer of $204.7 million of investment securities and $101.3 million of MBS from HTM to AFS during the first fiscal quarter of 2018. Additionally, the Crestmark Acquisition resulted in $40.9 million of investment securities being transferred from HTM to AFS during the fourth quarter of 2018, as allowed under ASC 310-10-25-6(c).

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

In fiscal 2019, 2018 and 2017, there were no other-than-temporary impairments recorded.  Fannie Mae and Freddie Mac, which are both in conservatorship, generally provide the certificate holder a guarantee of timely payments of interest, whether or not collected.  Ginnie Mae’s guarantee to the holder is timely payments of principal and interest, backed by the full faith and credit of the U.S. Government.

The Company holds marketable equity securities, which have readily determinable fair values, and include common equity and mutual funds. These securities are recorded at fair value with unrealized gains and losses, due to changes in fair value, reflected in earnings. Interest and dividend income from these securities is recognized in interest income. See Note 3. Securities for additional information on marketable equity securities.

Funding Activities

General
The Company’s sources of funds are deposits, borrowings, amortization and repayment of loan and lease principal, interest earned on or maturation of investment securities and funds provided from operations.

Borrowings, including FHLB advances, overnight federal funds purchased, repurchase agreements, other short-term borrowings, and funds available through the FRB Discount Window, may be used at times to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, may be used on a longer-term basis to support expanded lending activities, and may also be used to match the funding of a corresponding asset.

Deposits
The Company offers a variety of deposit accounts having a wide range of interest rates and terms.  The Company’s deposits consist of statement savings accounts, money market savings accounts, negotiable order of withdrawal accounts ("NOW") and regular checking accounts, deposits related to prepaid cards primarily categorized as checking accounts and certificate accounts currently ranging in terms from three months to five years.  The Company solicits deposits from its primary market area and relies primarily on competitive pricing policies, advertising and high-quality customer service to attract and retain these deposits. In addition, the Company may periodically utilize brokered deposits to target strategic maturities related to its seasonal tax refund advance lending. The tax refund advance lending season typically lasts six weeks or less and it is generally more efficient to fund these short-term loans by using brokered deposits rather than by selling investment securities. Other sources of brokered deposits may also be utilized periodically to take advantage of balance sheet funding opportunities.

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition.

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

At September 30, 2019, $2.43 billion of the Company’s $4.34 billion deposit portfolio was attributable to the Payments segment. The majority of these deposits represent funds available to spend on prepaid debit cards and other stored value products, of which $2.31 billion are included with noninterest-bearing checking accounts and $125.6 million are included with interest-bearing checking and savings deposits on the Company’s Consolidated Statements of Financial Condition.  Generally, these deposits do not pay interest. The Payments segment originates debit card programs through outside sales agents and other financial institutions. As such, these deposits carry a somewhat higher degree of concentration risk than traditional consumer products. If a major client or card program were to leave the Bank, deposit outflows could be more significant than if the Bank were to lose a more traditional customer, although it is considered unlikely that all deposits related to a program would leave the Bank without significant advance notification. As such, and as historical results indicate, the Company believes that its deposit portfolio attributable to the Payments segment is stable. The increase in deposits arising from Payments has allowed the Bank to reduce its reliance on wholesale deposits, certificates of deposits and public funds, which typically have relatively higher costs.

The following table sets forth the deposit flows at the Company during the periods indicated.

	September 30,
	2019	2018	2017
(Dollars in Thousands)
Opening balance	$4,430,987	$3,223,424	$2,430,082
Acquired	—	1,120,666	—
Deposits	494,050,148	418,034,951	418,732,743
Withdrawals	(494,173,233)	(417,955,022)	(417,941,472)
Interest credited	29,103	6,968	2,071
Ending Balance	$4,337,005	$4,430,987	$3,223,424

Net (decrease) increase	$(93,982)	$1,207,563	$793,342

Percent (decrease) increase	(2.12)%	37.46%	32.65%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company for the periods indicated.

	September 30,
	2019		2018		2017
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Transactions and Savings Deposits:
Non-interest bearing checking	$2,358,010	54.4%	$2,405,274	54.3%	$2,454,057	76.1%
Interest bearing checking	185,768	4.3%	111,587	2.5%	67,294	2.1%
Savings deposits	49,773	1.1%	54,765	1.2%	53,505	1.7%
Money market deposits	76,911	1.8%	51,995	1.2%	48,758	1.5%
Wholesale deposits	250,053	5.7%	94,384	2.1%	18,245	0.6%
Total transactions and savings deposits	2,920,515	67.3%	2,718,005	61.3%	2,641,859	82.0%

Time Certificates of Deposits:
Variable	81	—%	109	—%	103	—%
0.00 - 0.99%	7,655	0.2%	85,895	2.0%	58,745	1.8%
1.00 - 1.99%	181,077	4.2%	718,447	16.2%	522,393	16.2%
2.00 - 2.99%	1,223,084	28.2%	907,989	20.5%	324	—%
3.00 - 3.99%	4,593	0.1%	542	—%	—	—%
Total time certificates of deposits(1)	1,416,490	32.7%	1,712,982	38.7%	581,565	18.0%

Total deposits	$4,337,005	100.0%	$4,430,987	100.0%	$3,223,424	100.0%
(1) As of September 30, 2019, total time certificates of deposits included $1.31 billion of wholesale certificates of deposits.

The following table shows rate and maturity information for the Company’s certificates of deposit as of September 30, 2019.

(Dollars in Thousands)	Variable	0.00- 0.99%	1.00 - 1.99%	2.00 - 2.99%	3.00 - 3.99%	Total	Percent of Total
Certificate accounts maturing in quarter ending:
December 31, 2019	$19	$3,281	$55,867	$462,855	$151	$522,173	36.9%
March 31, 2020	38	736	51,647	393,314	250	445,985	31.5%
June 30, 2020	9	1,984	35,399	94,527	489	132,408	9.4%
September 30, 2020	7	709	20,822	166,753	209	188,500	13.3%
December 31, 2020	1	326	3,658	24,878	—	28,863	2.0%
March 31, 2021	7	262	1,091	25,273	—	26,633	1.9%
June 30, 2021	—	80	4,443	49,475	289	54,287	3.8%
September 30, 2021	—	158	2,596	1,445	70	4,269	0.3%
December 31, 2021	—	115	827	891	—	1,833	0.1%
March 31, 2022	—	2	211	823	1,178	2,214	0.2%
June 30, 2022	—	2	3,038	903	1,845	5,788	0.4%
September 30, 2022	—	—	890	995	—	1,885	0.1%
Thereafter	—	—	588	952	112	1,652	0.1%
Total	$81	$7,655	$181,077	$1,223,084	$4,593	$1,416,490	100.0%

Percent of total	—%	0.5%	12.8%	86.4%	0.3%	100.0%

The following table indicates the amount of the Company’s certificates of deposit and other deposits by time remaining until maturity as of September 30, 2019.

	Maturity
	3 Months or Less	After 3 to 6 Months	After 6 to 12 Months	After 12 Months	Total
(Dollars in Thousands)
Certificates of deposit less than $250,000	$511,417	$434,689	$299,958	$118,996	$1,365,060
Certificates of deposit of $250,000 or more	10,756	11,297	20,951	8,426	51,430
Total certificates of deposit	$522,173	$445,986	$320,909	$127,422	$1,416,490

At September 30, 2019, there were $32.7 million in deposits from governmental and other public entities included in certificates of deposit.

Borrowings
Although deposits are the Company’s primary source of funds, the Company’s practice has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread, or when the Company desires additional capacity to fund loan demand. Borrowings from various sources mature based on stated payment schedules.

The Company’s borrowings have historically consisted primarily of advances from the FHLB upon the security of a blanket collateral agreement of a percentage of unencumbered loans and the pledge of specific investment securities.  Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  At September 30, 2019, the Bank had $642.0 million of overnight borrowings, $110.0 million term advances, and the ability to borrow up to an approximate additional $1.37 billion from the FHLB.

The Company completed the public offering of $75.0 million of 5.75% fixed-to-floating rate subordinated debentures during fiscal year 2016. These notes are due August 15, 2026. The subordinated debentures were sold at par, resulting in net proceeds of approximately $73.9 million. At September 30, 2019, $73.6 million in aggregate principal amount in subordinated debentures, net of issuance costs of $1.4 million, were outstanding.

On July 16, 2001, the Company issued all of the 10,310 authorized shares of Company Obligated Mandatorily Redeemable Preferred Securities of First Midwest Financial Capital Trust I (preferred securities of subsidiary trust) holding solely trust preferred securities. Distributions are paid semi‑annually. Cumulative cash distributions are calculated at a variable rate LIBOR plus 3.75%, not to exceed 12.5%. The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond July 25, 2031. At the end of any deferral period, all accumulated and unpaid distributions must be paid.  The capital securities are required to be redeemed on July 25, 2031; however, the Company has a semi‑annual option to shorten the maturity date. The option has not been exercised as of the date of this filing. The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption.  Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of payment to all of the Company’s indebtedness and senior to the Company’s common stock. The trust preferred securities have been includable in the Company’s capital calculations since they were issued. The preferential capital treatment of the Company’s trust preferred securities was grandfathered under recent banking legislation. The outstanding balance of the trust preferred securities at September 30, 2018 was $10.3 million.

Through the Crestmark Acquisition, the Company acquired $3.4 million in floating rate capital securities due to Crestmark Capital Trust I, a 100%-owned nonconsolidated subsidiary of the Company. The subordinated debentures bear interest at LIBOR plus 3.00%, have a stated maturity of 30 years from the date of issuance and are redeemable by the Company at par, with regulatory approval. The interest rate is reset quarterly at distribution dates in February, May, August, and November. The subsidiary has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.

The Company has a line of credit with another financial institution for $25.0 million as of September 30, 2019. This line of credit has no fee, and, as of September 30, 2019, the Company has not drawn on it.

From time to time, the Company has offered retail repurchase agreements to its customers.  These agreements typically range from 14 days to five years in term, and typically have been offered in minimum amounts of $100,000.  The proceeds of these transactions are used to meet cash flow needs of the Company.  At September 30, 2019, the Company had $4.0 million of retail repurchase agreements outstanding.

The following table sets forth the maximum month-end balance and average balance of FHLB advances, retail and reverse repurchase agreements, trust preferred securities, subordinated debentures, and overnight fed funds purchased for the periods indicated.

	Fiscal Year Ended September 30,
(Dollars in Thousands)	2019	2018	2017
Maximum Balance:
FHLB advances	$110,000	$620,000	$415,000
Repurchase agreements	4,306	3,740	3,782
Trust preferred securities	13,661	13,919	10,310
Subordinated debentures	73,644	73,491	73,347
Overnight fed funds purchased	1,085,000	1,178,000	1,007,000
Other borrowings	24,400	1,932	2,012

Average Balance:
FHLB advances	$42,712	$68,356	$52,956
Repurchase agreements	3,542	2,557	2,225
Trust preferred securities	13,661	10,906	10,310
Subordinated debentures	73,562	73,412	73,273
Overnight fed funds purchased	305,490	339,430	260,803
Other Borrowings	21,606	1,907	1,979

The following table sets forth certain information as to the Company’s FHLB advances, retail and reverse repurchase agreements, trust preferred securities, subordinated debentures, and overnight fed funds purchased at the dates indicated.

	September 30,
	2019	2018	2017
(Dollars in Thousands)
FHLB advances	$110,000	$—	$415,000
Repurchase agreements	4,019	3,694	2,472
Trust preferred securities	13,661	13,661	10,310
Subordinated debentures	73,644	73,491	73,347
Overnight fed funds purchased	642,000	422,000	987,000
Other borrowings	18,533	1,876	1,938
Total borrowings	$861,857	$514,722	$1,490,067

Weighted average interest rate of FHLB advances	2.41%	—%	1.27%
Weighted average interest rate of repurchase agreements	2.83%	2.05%	0.98%
Weighted average interest rate of trust preferred securities	5.63%	6.35%	5.26%
Weighted average interest rate of subordinated debentures	5.75%	5.75%	5.75%
Weighted average interest rate of overnight fed funds purchased	2.05%	2.39%	1.33%

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

Each line of MPS’ business is discussed generally below. The Company cross-utilizes personnel and resources across these lines of business (for example, MPS may develop products for both prepaid and consumer credit needs pursuant to a client's request).

Prepaid Cards
Prepaid cards are debit cards that are embedded with a magnetic stripe, which encodes relevant card data (which may or may not include information about the user and/or purchaser of such card), or an EMV chip, which is equipped with a microprocessor chip and the technology used to authenticate chip card transactions. When the holder of such a card attempts a permitted transaction, necessary information, including the authorization for such transaction, is shared between the “point of use” or “point of sale” and authorization systems maintaining the account of record. Most recently, “virtual” prepaid cards have become popular in the industry. Virtual prepaid cards are used in both the consumer space, for example as a gift card, and in the commercial arena to facilitate accounts payable and vendor payments.

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

Regulation and Supervision

General
The business of both the Company and the Bank and their subsidiaries are subject to extensive regulation in connection with their respective businesses and operations. The Bank, which operates as a federal savings bank, is supervised and examined by the OCC, its primary federal regulator, and the Federal Deposit Insurance Corporation (“FDIC”), the federal agency that administers the Deposit Insurance Fund (“DIF”). As a savings and loan holding company (an "SLHC"), the Company is supervised and examined by the FRB. Federal banking policy is designed to protect customers of and depositors in insured depository institutions, the DIF, and the U.S. banking system.

The framework by which both the Bank and the Company are supervised and examined is complex. This framework includes acts of Congress, regulations, policy statements and guidance, and other interpretive materials which define the obligations and requirements for entities participating in the U.S. banking system.

Moreover, regulation of banks and their holding companies is subject to continual revision, both through statutory changes and corresponding regulatory revisions as well as through evolving supervisory objectives of banking agency examiners and supervisory staff. It is not possible to predict the content or timing of changes to the laws and regulations that may impact the business of the Bank and the Company. Any changes to the regulatory framework applicable to the Company or the Bank, however, could have a material adverse impact on the condition or operations of each entity.

In addition to regulation and supervision by the FRB, the Company is a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is required to file reports with the SEC and otherwise comply with federal securities laws.

As described broadly below, the banking industry is subject to significant regulation. The following discussion is not intended to be a complete list of all the activities regulated by the U.S. banking laws or of the impact of such laws and regulations on the Company or the Bank. Rather, it is intended to briefly summarize the legal and regulatory framework in which the Bank and the Company operate and describe legal requirements that impact their businesses and operations. The information set forth below is subject to change and is qualified in its entirety by the actual laws and regulations referenced.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act”). The Dodd-Frank Act significantly changed the federal regulatory framework, affecting the operation of insured depository institutions and their holding companies, impacting the lending, deposit, investment, compliance and operating activities of such entities. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing regulations and rules, and to prepare numerous studies and reports for Congress. As of the date of the filing of this Annual Report on Form 10-K, although many of the statutory requirements have been satisfied, the full impact of the Dodd-Frank Act cannot be determined, as not all of the law’s statutory requirements have been implemented; moreover, certain provisions of the act that were implemented by federal agencies have been revised or rescinded pursuant to legislative changes adopted by the U.S. Congress. See “The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (“Regulatory Relief Act”)” below.

Certain provisions of the Dodd-Frank Act that directly impact the operation of the Company or the Bank are highlighted below:

Consumer Financial Protection Bureau. Pursuant to the Dodd-Frank Act, the Bank is subject to regulations promulgated by the Consumer Financial Protection Bureau (the “Bureau”).  The Bureau has consolidated authority related to federal laws and regulations impacting the provision of consumer financial products and services. The Bureau also has substantial power to define the rights of consumers and responsibilities of lending institutions, such as the Bank.  The Bureau does not, however, examine or supervise the Bank for compliance with such laws and regulations; rather, based on the Bank’s size (less than $10 billion in assets), enforcement authority remains with the OCC, although the Bank may be required to submit reports or other materials to the Bureau upon request.  The Dodd-Frank Act also provides state attorneys general with the right to enforce federal consumer protection laws. The Bureau is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service ("UDAAP authority"). To date, the Bureau has engaged in rulemaking and taken enforcement actions that directly impact the business operations of financial institutions offering consumer financial products or services including the Bank and its divisions.

Interchange Fees. The Dodd-Frank Act includes provisions that restrict interchange fees to those which are “reasonable and proportionate” for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing (known as the “Durbin Amendment”).  The Federal Reserve issued final rules implementing the Durbin Amendment on June 29, 2011. Although, as of the date of the filing of this Annual Report on Form 10-K, the interchange fee restrictions in the Durbin Amendment do not apply to the Bank because debit card issuers with total worldwide assets of less than $10 billion are exempt, such restrictions may negatively impact the pricing all debit card processors in the market, including the Bank, may charge.

Incentive Compensation. The Dodd-Frank Act requires that the federal banking regulators, including the Federal Reserve and the OCC, issue a rule related to incentive-based compensation. No final rule implementing this provision of the Dodd-Frank Act has, as of the date of the filing of this Annual Report on Form 10-K, been adopted, but a proposed rule was published in 2016 that expanded upon a prior proposed rule published in 2011. The proposed rule is intended to (i) prohibit incentive-based payment arrangements that the banking regulators determine could encourage certain financial institutions to take inappropriate risks by providing excessive compensation or that could lead to material financial loss, (ii) require the board of directors of those financial institutions to take certain oversight actions related to incentive-based compensation, and (iii) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator. Although a final rule has not been issued, the Company and the Bank have undertaken efforts to ensure that their incentive compensation plans do not encourage inappropriate risks, consistent with the principles identified above.

The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (“Regulatory Relief Act”). Enacted on May 24, 2018, the Regulatory Relief Act includes a number of provisions that positively affect smaller banking institutions (e.g., those with less than $10 billion in assets) like the Bank. Specific provisions of the Regulatory Relief Act that benefit smaller banks include modifications to the “qualified mortgage” criteria under the “ability to repay” rules for certain mortgages that are held and maintained on the Bank’s retained portfolio as well as relief from certain capital requirements required by an international banking capital framework with the creation of a “community bank leverage ratio.” See “Recent Developments Related to Capital Rules.”

Bank Regulation and Supervision

The Bank is a federal savings bank that is subject to broad federal regulation and oversight extending to all of its operations by its primary federal regulator, the OCC, and by its deposit insurer, the FDIC.  Such regulation covers all aspects of the banking business, including lending practices, safeguarding deposits, capital structure, transactions with affiliates, and conduct and qualifications of personnel.  The Bank pays assessment fees both to the OCC and the FDIC, and the level of such assessments reflects the condition of the Bank.  If the condition of the Bank were to deteriorate, the level of such assessments could increase significantly, having a material adverse effect on the Company’s financial condition and results of operations.

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

The Bank derives its lending and investment powers from the Home Owners’ Loan Act (“HOLA”) and the OCC’s implementing regulations thereunder.  Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets.  The Bank may also establish service corporations that are permitted to engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage activities; provided, however, that such investments are limited to 3% of the Bank's assets.  These investment powers are, however, subject to various limitations. The Bank’s general permissible lending limit to one borrower is equal to the greater of $500,000 or 15% of the Bank's unimpaired capital and surplus (except when the loans made in excess of the 15% maximum are fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).  At September 30, 2019, the Bank was in compliance with this lending limit.

The OCC announced on October 1, 2019 that its supervisory strategies for 2020 will focus on the following: (a) cybersecurity and operational resiliency; (b) Bank Secrecy Act/anti-money laundering (BSA/AML) compliance management; (c) commercial and retail credit underwriting practices and oversight and control functions; (d) impact of changing interest rate outlooks on bank activities and risk exposures; (e) preparedness for the current expected credit losses (“CECL”) account standard, and preparation for the potential phase-out of the London Interbank Offering Rate (“LIBOR”); and (f) technological innovation and implementation.

Insurance of Deposit Accounts and Regulation by the FDIC
The Bank is a member of the DIF, which is administered by the FDIC. Pursuant to the Dodd-Frank Act, a permanent increase in deposit insurance to $250,000 was authorized.  The coverage limit is per depositor, per insured depository institution for each account ownership category. FDIC insurance is backed by the full faith and credit of the United States government.

While not the Bank's primary federal regulator, the FDIC, as insurer of the Bank's deposits, imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order poses a serious risk to the DIF. The FDIC also has authority to initiate enforcement actions against any FDIC-insured institution after giving its primary federal regulator the opportunity to take such action, and may seek to terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition. Finally, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the OCC.

The FDIC imposes an assessment against all depository institutions for deposit insurance quarterly. FDIC assessment rates range from 3 to 30 basis points annually and take into account an institution’s composite CAMELS rating and other factors. Notably, the FDIC has the authority to increase an institution’s deposit insurance premium if it determines that an insured depository institution significantly relies upon brokered deposits. As of September 30, 2019, 2018 and 2017, the Bank’s deposit insurance assessment rate was 14 basis points, 9 basis points, and 9 basis points, respectively. The Bank’s deposit insurance premium expense totaled $6.8 million for 2019, $3.8 million for 2018, and $2.9 million for 2017. A significant increase in DIF insurance premiums would have an adverse effect on the operating expenses and results of operations of the Bank.

On November 28, 2018, the FDIC announced that the designated reserve ratio (“DRR”) of the DIF reached 1.36% as of September 30, 2018, exceeding the statutorily required 1.35% two years ahead of the deadline imposed by the Dodd-Frank Act. Banks with less than $10 billion in total consolidated assets, such as the Bank, have begun receiving credits against their deposit insurance assessments when the DRR reaches or exceeds 1.38%. These small bank assessment credits were applied to the Company's June 2019 quarterly statement in the amount of $1.3 million, which was received and applied during the fourth fiscal quarter of fiscal year 2019.

Brokered Deposits
The FDIC limits the ability to accept brokered deposits to those insured depository institutions that are well capitalized. Institutions that are less than well capitalized cannot accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver by the FDIC.  The FDIC has defined the “national rate” for all interest-bearing deposits held by less-than-well-capitalized institutions as “a simple average of rates paid by all insured depository institutions and branches for which data are available” and has stated that its presumption is that this national rate is the prevailing rate in any market.  As such, institutions that are less than well capitalized that are permitted to accept, renew or rollover brokered deposits via FDIC waiver generally may not pay an interest rate in excess of the national rate plus 75 basis points on such brokered deposits. Notably, the FDIC published a proposed rule to modify the “national rate” definition that would apply to insured depository institutions that are less than well-capitalized in August 2019; no final rule has been published as of the date of the filing of this Annual Report on Form 10-K. As of September 30, 2019, the Bank categorized $2.55 billion, or 58.9% of its deposit liabilities, as brokered deposits.

The FDIC has previously published industry guidance in the form of Frequently Asked Questions with respect to the categorization of deposit liabilities as brokered deposits. In addition, in February 2019, the FDIC published an advance notice of proposed rulemaking requesting information from the public regarding the appropriate regulatory approach to brokered deposits. It is not possible to determine whether a final rule regarding a revised regulatory treatment of brokered deposits will be adopted or, if adopted, whether such final related regulation will have a material adverse effect on the Bank.

Branching by Federal Savings Banks
Subject to certain limitations, the HOLA and the OCC regulations permit federally chartered savings banks to establish branches in any state of the United States.  The authority to establish such branches is available if the law of the state in which the branch is located, or is to be located, would permit establishment of the branch if the savings association retains its status as a qualified thrift lender or domestic building and loan association and the total assets of the federal savings bank attributable to all of the federal savings association’s branches in such state would qualify the branches as a whole as a qualified thrift lender or domestic building and loan association (although this last factor does not apply if a state savings association chartered by the home state of the federal savings association would be permitted to branch in the other state). The branching authority under the HOLA and the OCC regulations preempts any state law purporting to regulate branching by federal savings associations. As of the date of the filing of this Annual Report on Form 10-K, the Bank has entered into an agreement with a third party to purchase the Bank's branches and certain assets and liabilities related thereto. If the sale of these branches is consummated, the Bank's only office open to the public would be its home office, where it would accept deposits. See "Community Banking-Sale of Community Bank Division."

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

Consumer Mortgage Lending
The Bureau finalized its ability to repay (“ATR”) rule in January 2013.  The ATR rule applies to residential mortgage loan applications received after January 10, 2014.  The scope of the ATR rule specifically applies to loans securing one-to-four unit dwellings and includes purchases, refinances and home equity loans for principal or second homes.  Under the ATR rules, a lender may not make a residential mortgage loan unless the lender makes a reasonable and good faith determination that is based on verified, documented information at or before consummation that the borrower has a reasonable ability to repay.  To determine a consumer’s reasonable ability to pay, a lender must review eight underwriting factors prescribed in the rule.  Liability for violations of the ATR rule include actual damages, statutory damages, court costs, and attorneys’ fees.

Additionally, the Bureau regulates “qualified mortgages” (“QMs”), which are mortgages for which there is a presumption that the lender has satisfied the ATR rules.  Pursuant to the Dodd-Frank Act, QMs must have certain product-feature prerequisites and affordability underwriting requirements.  Generally, to meet the QM test, the lender must calculate the monthly payments under the loan based on the highest payment that will apply in the first five years and the consumer must have a total debt-to-income ratio that is less than or equal to 43%.  The QM rule provides a safe harbor for lenders that make loans that satisfy the definition of a QM and are not higher priced.  With respect to higher-priced mortgage loans, there is a rebuttable presumption of compliance available to the lender with respect to compliance with the ATR rule.

With respect to QMs, the Regulatory Relief Act allows insured depository institutions with less than $10 billion in assets, like the Bank, to designate certain consumer mortgage loans it originates and holds in portfolio as QMs even though such mortgage loans do not meet the ATR requirements described above.

Prepaid Accounts under the Electronic Fund Transfer Act ("Regulation E") and the Truth In Lending Act ("Regulation Z")
The Bureau’s “Prepaid Accounts Rule,” adopted on October 5, 2016, enhanced the regulations applicable to prepaid products and brought them fully within Regulation E, which implements the federal Electronic Funds Transfer Act, In addition, prepaid products that have a credit component, like some of those offered in connection with an existing program manager agreement, are now regulated by Regulation Z, which implements the federal Truth in Lending Act. The rule also extended Regulation Z’s credit card rules and disclosure requirements to prepaid accounts that provide overdraft services and other credit features. These rules became effective on April 1, 2019.

Short-Term, Small-Dollar Installment Lending
In October 2017, the OCC rescinded its guidance on deposit advance products in light of the Bureau’s pending small dollar loan rule related to payday, vehicle title and certain high cost installment loans that was issued in November 2017 (“Small Dollar Rule”). The Small Dollar Rule, however, has been the subject of litigation and further regulatory review and is not yet effective. As of the date of the filing of this Annual Report on Form 10-K, the Bureau has delayed the Small Dollar Rule’s compliance date until November 2020, and has separately proposed rescinding in its entirety the underwriting provisions in the Small Dollar Rule that require lenders to determine a consumer’s ability to repay prior to providing a covered loan. The Bureau has not, however, sought to rescind the separate payment provisions in the Small Dollar Rule that affect longer term consumer loans with an Annual Percentage Rate that exceeds 36%.

Separately, in May 2018, the OCC published guidance that encourages national banks and federal savings associations to offer responsible short-term, small-dollar installment loans with terms between two and twelve months and equal amortizing payments. Pursuant to the OCC’s guidance on this issue, banks are encouraged to offer these products in a manner that is consistent with sound risk management principles and clear, documented underwriting guidelines. As of the date of the filing of this Annual Report on Form 10-K, the Bank has not determined to offer such products, although this position may change as the Bank further refines its business plan in the future.

Interest Rate Risk Management
The OCC requires federal savings banks, like the Bank, to have an effective and sound interest rate risk management program, including appropriate measurement and reporting, robust and meaningful stress testing, assumption development reflecting the institution’s experience, and comprehensive model valuations.  According to OCC guidance, interest rate risk exposure is supposed to be managed using processes and systems commensurate with their earnings and capital levels; complexity; business model; risk profile; and scope of operations.

Standards for Safety and Soundness
The federal banking agencies have adopted the Interagency Guidelines Establishing Standards for Safety and Soundness.  The guidelines establish certain safety and soundness standards for all depository institutions.  The operational and managerial standards in the guidelines generally relate to the following:  (1) internal controls and information systems; (2) internal audit systems; (3) loan documentation; (4) credit underwriting; (5) interest rate exposure; (6) asset growth; (7) compensation, fees and benefits; (8) asset quality; and (9) earnings.  Failure to meet the standards in the guidelines could result in a request by the OCC to the Bank to provide a written compliance plan to demonstrate its efforts to come into compliance with such guidelines.

Anti-Money Laundering (“AML”) Laws and Regulations
AML and financial transparency laws and regulations, including the Bank Secrecy Act and the U.S. Patriot Act of 2001, impose strict standards for gathering and verifying customer information in order to ensure funds or other assets are not being placed in U.S. financial institutions to facilitate terrorist financing and laundering of funds.  Applicable laws require financial institutions to have AML programs in place and require banking regulators to consider a holding company’s effectiveness in combating money laundering when ruling on certain merger or acquisition applications. In addition, failure to comply with these requirements could lead to significant fines and penalties or the imposition of corrective orders.

Customer Identification Programs for Holders of Prepaid Cards
The federal banking agencies, including the OCC and the FRB, issued guidance in 2016 that extends the requirements of the Customer Identification Program required by Section 326 of the USA Patriot Act to prepaid accounts where the cardholder has either the (i) ability to reload funds, or (ii) access to credit or overdraft features. If either of these features is present, the issuer must verify the identity of the named account holder.

Privacy
The Bank is required by federal statutes and regulations to disclose its privacy policies to its customers. The Bank is also required to appropriately safeguard its customers’ personal information. In addition, certain state laws could potentially impact the Bank’s operations, including those related to applicable notification requirements when unauthorized access to customers’ nonpublic personal information has occurred.

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

Unclaimed Property Laws
Unclaimed property (escheatment) laws vary by state but generally require holders of customer property (including money) to turn over such property to the applicable state after holding the property for the statutorily prescribed period of time. These laws are not uniform and impose varying requirements on entities, like the Bank, which may hold funds that are required to be escheated to the applicable states.

Assessments
The Dodd-Frank Act provides that, in establishing the amount of an assessment, the Comptroller of the Currency may consider the nature and scope of the activities of the entity, the amount and type of assets it holds, the financial and managerial condition of the entity and any other factor that is appropriate. The assessments are paid to the OCC on a semi-annual basis. During the fiscal year ended September 30, 2019, the Bank paid assessments (standard assessments) of $958,303 to the OCC.

Regulatory Capital Requirements
The regulatory capital rules applicable to the Company and the Bank (the “Capital Rules”) identify three components of regulatory capital: (i) common equity tier 1 capital (“CET1 Capital”), (ii) additional tier 1 capital, and (iii) tier 2 capital. Tier 1 capital is the sum of CET1 Capital and additional tier 1 capital instruments meeting certain requirements. Total capital is the sum of tier 1 capital and tier 2 capital. CET1 Capital, tier 1 capital, and total capital serve as the numerators for three prescribed regulatory capital ratios. Risk-weighted assets, calculated using the standardized approach in the Capital Rules for us and the Bank, provide the denominator for such ratios. There is also a leverage ratio that compares tier 1 capital to average total assets.

Failure by the Company or the Bank to meet minimum capital requirements set by the Capital Rules could result in certain mandatory and/or discretionary disciplinary actions by their regulators that could have a material adverse effect on their business and their consolidated financial position. Under the capital requirements and the regulatory framework for prompt corrective action (discussed below), the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

The Company and the Bank are required to maintain a capital conservation buffer of 2.5% above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of CET1 Capital and applies to each of the three risk-based capital ratios (but not the leverage ratio).

The Capital Rules provide for a number of deductions from and adjustments to CET1 Capital.  These include, for example, the requirement that deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 Capital to the extent that any one such category exceeds 10% of CET1 Capital or all such items, in the aggregate, exceed 15% of CET1 Capital.  See Note 15 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Capital Rules prescribe a standardized approach for risk weightings for a large and risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures, and resulting in high-risk weights for a variety of asset classes.

As of September 30, 2019, the Bank exceeded all of its regulatory capital requirements and was designated as “well capitalized” under federal guidelines. See Note 15 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, which includes certain non-GAAP financial measures that are used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies.  Management reviews these measures along with other measures of capital as part of its financial analysis.

Recent Developments Related to Capital Rules
There have been several developments which are intended to reduce the regulatory capital burden on smaller, less complex banking organizations like the Company and the Bank. The effect that these developments will have on the Company and the Bank is currently uncertain.

In July 2019, the OCC, the FDIC, and the FRB adopted a final rule that simplifies certain aspects of the Capital Rules as they relate to small federal savings banks and SLHCs. Specifically, this rule (1) simplifies the current regulatory capital treatment for mortgage servicing assets (MSA), temporary difference deferred tax assets (DTA), and holdings of regulatory capital instruments issued by other financial institutions; and (2) simplifies the calculation for limitations on minority interest includable in regulatory capital. The rule comes into effect on January 1, 2020, and a regulated entity must satisfy certain conditions and make an election before it becomes subject to the rule. The Bank is currently in the process of assessing the potential impact of this election.

On November 21, 2018, the FDIC, the OCC, and the FRB jointly issued a proposed rule required by the Regulatory Relief Act that would permit qualifying banks that have less than $10 billion in consolidated assets to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (referred to as the “community bank leverage ratio” or “CBLR”). Under the proposed rule, banks that opt into the CBLR framework and maintain a CBLR of greater than 9% would not be subject to other risk-based and leverage capital requirements and would be deemed to have met the well capitalized ratio requirements. The rule was adopted by the FDIC, OCC, and FRB in September 2019. The Bank is currently in the process of assessing the potential impact of this election.

Prompt Corrective Action ("PCA")
Federal banking regulators are authorized and, under certain circumstances, required to take certain actions against banks that fail to meet their minimum capital requirements expressed in terms of a total risk-based capital ratio, a Tier 1 risk-based capital ratio, a CET1 ratio, and a leverage ratio (as identified in the tables above).

Well capitalized banks may not make a capital distribution or pay management fees if the bank would be undercapitalized after making such distributions or paying such fees. Adequately capitalized banks, in general, cannot pay dividends or make any capital contributions that would leave them undercapitalized; they cannot pay a management fee to a controlling person if, after paying the fee, they would be undercapitalized; and they cannot accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver by the FDIC.

The activities of an “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” bank are further restricted.  Any such bank must submit a capital restoration plan that is guaranteed by each company that controls the Bank, and such company must provide appropriate assurances of performance.  Until such plan is approved, the bank may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.  The banking regulators are authorized to impose additional restrictions, discussed below, that are applicable to significantly undercapitalized institutions.

The imposition of any action taken by the OCC against the Bank in connection with the agency’s PCA authority would likely have a substantial adverse effect on it and on the Company’s operations and profitability.  This is especially true if the Bank were to no longer be deemed to be well capitalized and, therefore, subject to limitations on its ability to accept, renew or roll over brokered deposits absent a waiver from the FDIC. The Company's stockholders are not entitled to preemptive rights and, therefore, if the Company is directed by its regulators to issue additional shares of common stock, such issuance may result in dilution to the Company's existing stockholders.

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

Limitations on Dividends and Other Capital Distributions
Federal regulations govern the permissibility of capital distributions by a federal savings association. Pursuant to the Dodd-Frank Act, savings associations that are part of a savings and loan holding company structure must file a notice of a declaration of a dividend with the Federal Reserve at least 30 days before the proposed dividend declaration by the Bank’s board of directors. In the case of cash dividends, OCC regulations require that federal savings associations that are subsidiaries of a stock SLHC must file an informational copy of that notice with the OCC at the same time the notice is filed with the Federal Reserve. OCC regulations further set forth the circumstances under which a federal savings association is required to submit an application or notice before it may make a capital distribution.

Each of the Federal Reserve and OCC have primary reviewing responsibility for the applications or notices required to be submitted to them by savings associations relating to a proposed distribution. The Federal Reserve may disapprove of a notice, and the OCC may disapprove of a notice or deny an application, if: (a) the savings association would be undercapitalized, significantly undercapitalized or critically undercapitalized following the distribution; (b) the proposed distribution raises safety and soundness concerns; or (c) the proposed distribution violates a prohibition contained in any statute, regulation, enforcement action or agreement between the savings association (or its holding company, in the case of the Federal Reserve) and the entity’s primary federal regulator, or a condition imposed on the savings association (or its holding company, in the case of the Federal Reserve) in an application or notice approved by the entity’s primary federal regulator.

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

The Bank paid cash dividends in the amount of $34.0 million to the Company during fiscal 2019, to be used to fund share repurchases under the common stock share repurchase program that was authorized by the Company's Board of Directors during the fiscal 2019 second quarter. The program authorized the Company to repurchase up to 2,000,000 shares of the Company's common stock and became effective on May 1, 2019. During fiscal year 2019, the Company repurchased a total of $46.5 million, or 1,680,772 shares of its common stock, at an average price of $27.67 per share under the repurchase program. The Company does not currently anticipate that it will need dividends from the Bank in order to fund dividends to the Company’s stockholders.

Transactions with Affiliates
The Bank must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with “affiliates,” generally defined to mean any company that controls or is under common control with the institution (as such, The Company is an affiliate of the Bank for these purposes).  Transactions between an institution or its subsidiaries and its affiliates are required to be on terms as favorable to the Bank as terms prevailing at the time for transactions with non-affiliates.  Certain transactions, such as loans to an affiliate, are restricted to a percentage of the institutions’ capital (e.g., the aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the institution; the aggregate amount of covered transactions with all affiliates is limited to 20% of the institution’s capital and surplus).  In addition, an SLHC may not lend to any affiliate engaged in activities not permissible for an SLHC or acquire the securities of most affiliates.

Community Reinvestment Act (“CRA”)
Under the CRA, the Bank is evaluated periodically by its primary federal banking regulator to determine if it is meeting its continuing and affirmative obligations consistent with its safe and sound operation, to help meet the credit needs of its assessment areas, including low- and moderate-income neighborhoods.  CRA ratings can also impact an insured depository institution’s ability to engage in certain activities as CRA performance is considered in connection with certain applications by depository institutions and their holding companies, including merger applications, charter applications, and applications to acquire assets or assume liabilities. The Bank received a “Satisfactory” rating during its most recent Performance Evaluation dated January 3, 2017.

Federal Home Loan Bank System
The Bank is a member of the Federal Home Loan Bank of Des Moines ("FHLB"), one of 11 regional FHLBs that administer the home financing credit function of savings associations that is subject to regulation and supervision by the Federal Housing Finance Agency.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances must be used for residential home financing.

As a member of the FHLB system, the Bank is required to purchase and maintain activity-based capital stock in the FHLB in the amount specified by the applicable FHLB's capital plan. At September 30, 2019, the Bank had in the aggregate $30.9 million in FHLB stock, which was in compliance with the FHLB of Des Moines' requirement.  For the fiscal year ended September 30, 2019, dividends paid by the FHLB to the Bank totaled $1.0 million.

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

It is possible that additional rulemaking could require significant revisions to the regulations under which the Bank operates and is supervised. Any change in such laws and regulations or interpretations thereof negatively impacting the Bank's or the Company's current operations, whether by the OCC, the FDIC, the Bureau, the FRB or through legislation, could have a material adverse impact on the Bank and its operations and on the Company and its stockholders.

Holding Company Regulation and Supervision
The Company is a registered SLHC, and as such, it is subject to examination, supervision, and certain reporting requirements by the Federal Reserve, which has responsibility for the primary regulation and supervision of all SLHCs, including the Company.  In connection with its regulatory authority over SLHCs, the Federal Reserve determines who can own and control federal savings banks and sets minimum requirements for operation (including but not limited to capital and liquidity requirements). Through the supervisory process, the Federal Reserve ensures that SLHCs, like the Company, comply with law and regulation and are operated in a manner that is consistent with safe and sound banking practices. The Federal Reserve supervises SLHCs pursuant to an interim final rule (“Regulation LL”) and a supervisory program that is similar in nature to that used for bank holding companies.

Acquisitions
Federal law prohibits an SLHC, including us, directly or indirectly, from: (a) acquiring control (as defined under the HOLA) of another savings institution (or a holding company parent) without prior Federal Reserve approval; or (b) through merger, consolidation or purchase of assets, acquiring another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company), without prior Federal Reserve approval. Additionally, the HOLA prohibits an SLHC (directly or indirectly, or through one or more subsidiaries) from acquiring or retaining, with certain exceptions, more than 5% of the voting shares of a non‑subsidiary savings association, a non-subsidiary holding company or a non-subsidiary company engaged in activities other than those permitted by the HOLA.  In evaluating applications by holding companies to acquire savings associations, the Federal Reserve must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the DIF, the convenience and needs of the community and competitive factors.

Change in Bank Control
Federal law and regulation set forth the types of transactions that require prior notice under the Change in Bank Control Act.  Pursuant to Regulation LL, any person (acting directly or indirectly) that seeks to acquire control of a bank or its holding company must provide prior notice to the Federal Reserve. A “person” includes an individual, bank, corporation, partnership, trust, association, joint venture, pool, syndicate, sole proprietorship, unincorporated organization, or any other form of entity. A person acquires "control" of a banking organization whenever the person acquires ownership, control, or the power to vote 25 percent or more of any class of voting securities of the institution. The applicable regulations also provide for certain other "rebuttable" presumptions of control. In April 2019, the FRB published a proposed rule intended to streamline certain of the FRB’s rules for determining whether a company has control over another company for purposes of the Bank Holding Company Act and the HOLA.

Source of Strength and Capital Requirements
The Dodd-Frank Act requires all companies, including SLHCs, that directly or indirectly control an insured depository institution to serve as a source of financial and managerial strength to its subsidiary depository institutions and to maintain adequate resources to support such institutions; to date, however, specific regulations implementing this requirement have not been published.  As an SLHC, the Company is also subject to the same regulatory capital requirements as the Bank.

Examination
The Federal Reserve has stated that it intends, to the greatest extent possible, taking into account any unique characteristics of SLHCs and the requirements of the HOLA, to assess the condition, performance and activities of SLHCs on a consolidated basis in a manner that is consistent with the Federal Reserve’s established risk-based approach regarding bank holding company supervision.  The Federal Reserve’s objective is to ensure that an SLHC and its non-depository subsidiaries are effectively supervised and to ensure that it can serve as a source of strength for, and does not threaten the soundness of, its subsidiary depository institution(s).

In 2019, the Federal Reserve published finalized guidance with respect to inspection frequency and scope for SLHCs and bank holding companies with less than $10 billion in assets. According to the Federal Reserve, with respect to institutions with less than $10 billion in assets (such as the Company), the determination of whether a holding company is "complex" versus "noncomplex" is made at least annually on a case-by-case basis taking into account and weighing a number of considerations, such as: the size and structure of the holding company; the extent of intercompany transactions between insured depository institution subsidiaries and the holding company or uninsured subsidiaries of the holding company; the nature and scale of any non-bank activities; and the degree of leverage of the holding company, including the extent of its debt outstanding to the public.

Failure to Meet QTL Test
If a banking subsidiary of an SLHC fails to meet the QTL test, the holding company must register with the FRB as a bank holding company within one year of the savings institution’s failure to comply.

Dividends
In 2009, the Federal Reserve released a supervisory letter entitled Applying Supervisory Guidance and Regulations on the Payment of Dividends, Stock Redemptions and Stock Repurchases at Bank Holding Companies (which is also now applicable to SLHCs). This letter generally sets forth principles describing when a bank holding company or SLHC must consult, provide notice, or seek approval from the FRB prior to a capital distribution including the payment of dividends, stock redemptions, or stock repurchases. According to FRB staff, the FRBs are likely to require holding companies to eliminate, defer or reduce dividends if these payments are not fully covered by the net income available to shareholders for the past four quarters, earnings retention is not consistent with capital needs or the holding company will not meet or is in danger of not meeting minimum regulatory capital adequacy ratios.

Management

In August 2017, the Federal Reserve published proposed guidance related to supervisory expectations for boards of directors, including boards of directors of savings and loan holding companies. The proposal seeks to clarify supervisory expectations of boards and distinguish the roles held by senior management to allow boards to focus on fulfilling their core responsibilities. As of the date of the filing of this Annual Report on Form 10-K, no final guidance has yet been published.

Additional Regulatory Matters

The Company is subject to oversight by the SEC, NASDAQ and various state securities regulators. In the normal course of business, the Company has received requests for information from these regulators. Such requests have been considered routine and incidental to the Company’s operations.

Federal and State Taxation

Federal and State Taxation
Meta and its subsidiaries file a consolidated federal income tax return and various consolidated state income tax returns. Additionally, Meta or its subsidiaries file separate company income tax returns in states where required.  All returns are filed on a fiscal year basis using the accrual method of accounting. The Company monitors relevant tax authorities and changes its estimate of accrued income tax due to changes in income or franchise tax laws and their interpretation by the courts and regulatory authorities.

Competition
The Company operates in competitive markets for each of the different financial sectors in which it engages in business: payments, commercial finance, tax services, community banking and consumer lending.  Competitors include a wide range of regional and national banks and financial services companies located both in the Company's market areas and across the nation.

The Company’s payments division serves customers nationally and also faces strong competition from large commercial banks and specialty providers of electronic payments processing and servicing, including prepaid, debit and credit card issuers, Automated Clearing House (“ACH”) processors and ATM network sponsors.  Many of these national players are aggressive competitors, leveraging relationships and economies of scale.

As part of its national lending operations, the Company also faces strong competition from non-bank commercial finance companies, leasing companies, factoring companies, insurance premium finance companies, consumer finance and others on a nationwide basis.  In addition, the Company’s tax return processing services division competes nationwide with financial institutions that offer similar processing technologies and capabilities.

The Company’s Community Banking division faces strong competition for loans and deposits, primarily competing with commercial banks, savings banks and credit unions located in the communities they serve.  Some of these competitors are local, while others are statewide or nationwide.  The Community Banking division's loans and deposits are attracted through its offices, primarily from the communities in which the offices are located.

Employees
At September 30, 2019, the Company and its subsidiaries had a total of 1,186 full-time equivalent employees, a decrease of 33 employees, or 3%, from September 30, 2018. The Company’s employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

Available Information
The Company’s website address is www.metafinancialgroup.com. The Company makes available, through a link with the SEC’s EDGAR database, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and statements of ownership on Forms 3, 4, and 5. Investors are encouraged to access these reports and other information about our business on our website. The information found on the Company’s website is not incorporated by reference in this or any other report the Company files or furnishes to the SEC. The Company also will provide copies of its Annual Report on Form 10-K, free of charge, upon written request to Brittany Kelley Elsasser, Director of Investor Relations, at the Company’s address. Also posted on the Company's website, among other things, are the charters of committees of the Board of Directors, as well as the Company's and the Bank's Codes of Ethics.

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

Risks Related to Our Industry and Business

Our framework for managing risk, including our underwriting practices, may not prevent future losses.
We have established processes and procedures intended to identify, measure, monitor, report, and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk, and reputational risk, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies, as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. For example, if our underwriting practices or criteria fail to adequately identify, price, and mitigate credit risks, such as the risk in our tax refund advance loan portfolio that the IRS or the relevant state revenue department does not pay our customer's tax refund in full or the risk that any of our EROs will facilitate or engage in malfeasance or offer the Bank's products and services in a manner that does not comply with applicable law or contractual representations, warranties and covenants, it is possible that losses in our loan portfolio will exceed the amounts the Bank has set aside for loss reserves and result in reduced interest income and increased provision for loan losses, which could have an adverse effect on our financial condition and results of operations. Any resulting deterioration in our loan portfolio could also cause a decrease in our capital, which would make it more difficult to maintain regulatory capital compliance. Further, risk mitigation techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the specific circumstances and timing of such outcomes, which may result in the Bank or any of its divisions incurring unexpected losses.
We are subject to credit risk in connection with our lending and leasing activities, and our financial condition and results of operations may be negatively impacted by factors that adversely affect our borrowers.
We, through the Bank and its divisions, originate various types of loans and leases, and our financial condition and results of operations are affected by the ability of borrowers to repay their loans or leases in a timely manner. Borrowers may be unable to repay their loans due to various factors, some of which are outside of their control. For example, the ability of borrowers to repay their agricultural loans with the Bank depends upon the successful operation of the borrower's business, which is greatly dependent upon factors such as the weather, commodity prices, and interest rates, among others. Similarly, borrowers under our commercial loans and related financing products (typically, small- to medium-sized businesses) may be may be more susceptible to even mild or moderate economic declines than larger commercial borrowers, which may subject the Bank and, ultimately, us, to a higher risk of loan loss. The risk of non-payment by borrowers is assessed through our underwriting processes and other risk management practices, which may not be able to fully identify, price and mitigate such risk. See "Our framework for managing risk, including our underwriting practices, may not prevent future losses." Despite those efforts, we do and will experience loan and lease losses, and our financial condition and results of operations will be adversely affected by those loan and lease losses.

If our actual loan and lease losses exceed our allowance for loan and lease losses, our net income will decrease.
We make various assumptions and subjective judgments about the collectability of our loan and lease portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of our loans and leases, which are subject to change. Despite our underwriting and monitoring practices, our loan and lease customers may not repay their loans and leases according to their terms, and the collateral securing the payment of these loans and leases may be insufficient to pay any remaining loan and lease balance. We may experience significant loan and lease losses due to nonpayment by our borrowers, which could have a material adverse effect on our overall financial condition and results of operation, as well as the value of our common stock. Because we must use assumptions to establish our allowance for loan and lease losses, the current allowance for loan and lease losses may not be sufficient to cover actual loan and lease losses, and increases in the allowance, which may be significant, may be necessary. In addition, federal and state regulators periodically review our allowance for loan and lease losses and may require us to increase our provision for loan and lease losses or recognize loan charge-offs. Material additions to our allowance would materially decrease our net income. We cannot provide any assurance that our monitoring procedures and policies will reduce certain lending risks or that our allowance for loan and lease losses will be adequate to cover actual losses. Further, a new method of determining loan and lease loss allowances, expected to be effective for the Company on October 1, 2020, is under analysis and could impact future profitability. See Note 1 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for further details on this accounting pronouncement.
Agreements with Marketers, whereby the Bank will originate and hold unsecured consumer loans, may result in increased exposure to credit risk and fraud and may present certain additional risks.
Although the Bank has historically offered unsecured consumer loans to its customers through its brick-and-mortar branch network, the Bank's entry into program agreements with other third parties to market and service loans originated by the Bank represents a new area of the consumer credit market for the Bank, which presents potential increased credit, operational, and reputational risks. Because the loans originated under such programs are unsecured, in the event a borrower does not repay the loan in accordance with its terms or otherwise defaults on the loan, the Bank may not be able to recover from the borrower an amount sufficient to pay any remaining balance on the loan. See "If our actual loan and lease losses exceed our allowance for loan and lease losses, our net income will decrease." We may also become subject to claims by regulatory agencies, customers, or other third parties due to the conduct of the third parties with which the Bank operates such lending programs if such conduct is deemed to not comply with applicable laws in connection with the marketing and servicing of loans originated pursuant to these programs.
Our investments in certain tax-advantaged projects may not generate returns as anticipated and may have an adverse impact on our results of operations.
We invest in certain tax-advantaged investments that support renewable energy resources. Our investments in these projects are designed to generate a return in part through the realization of federal and state income tax credits, and other tax benefits, over specified time periods. We are subject to the risk that previously recorded tax credits, which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level, may fail to meet certain government compliance requirements and may not be able to be realized. For example, as previously disclosed, we previously recognized $7.9 million of investment tax credits between fiscal year 2017 and 2018 associated with the MSGs subject to the transactions with the DC Solar entities. We are aware that the DC Solar entities, including their principals, are subjects of ongoing federal investigations involving allegations of fraudulent misconduct. While we continue to gather information about the situation, there can be no assurances that such tax credits will not be subject to recapture in the future. See Note 2. Acquisitions to the Consolidated Financial Statements included herein for further information regarding the transactions with these DC Solar entities and related matters.
The risk of not being able to realize, or of subsequently incurring a recapture of, the tax credits and other tax benefits depends on various factors, some of which are outside of our control, including changes in the applicable tax code, as well as the continued economic viability of the project and project operator. Further, while we engage in due diligence review both prior to the initial investment and on an ongoing basis, our due diligence review may not identify relevant issues or risks that may adversely impact our ability to realize these tax credits or other tax benefits. The possible inability to realize these tax credits and other tax benefits may have a negative impact on our financial results.

The purchased student loan portfolios present risks to the Bank.
The Bank purchased two separate student loan portfolios, which were insured by ReliaMax Surety Company ("RSC") at the time the portfolios were purchased. In June 2018, RSC was placed into liquidation by the South Dakota Division of Insurance, as a result of which the Bank's purchased student loan portfolios are no longer insured. We cannot provide any assurances as to whether or to what extent we will be able to recover all or any portion of unearned premiums relating to these loan portfolios, whether as a result of the RSC liquidation plan, the New York Property/Casualty Insurance Security Fund, or otherwise. If our recovery of unearned premiums is less than expected (including if we do not recover any such amounts at all), we may recognize loan losses in the future in excess of our estimates, which may adversely affect our realized pre-tax yields on the Bank's purchased student loan portfolios and may otherwise have a material adverse impact on our financial condition and results of operations.
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
Our earnings depend substantially on our interest rate spread, which is the difference between (i) the rates we earn on loans, securities, and other earning assets, and (ii) the interest rates we pay on deposits and other borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. As market interest rates rise, we experience competitive pressures to increase the rates we pay on deposits, especially at our community bank, which may decrease our net interest income. Conversely, if interest rates fall, yields on loans and investments may fall. The Bank monitors its interest rate risk exposure; however, the Bank can provide no assurance that its efforts will appropriately protect the Bank in the future from interest rate risk exposure. For additional information, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."
We operate in an extremely competitive market, and our business will suffer if we are unable to compete effectively.
We encounter significant competition in all of our market areas from other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial intermediaries. Some of our and the Bank's competitors have substantially greater resources and lending limits and may offer services that we do not or cannot provide. Our profitability depends upon both our ability to compete successfully in our market areas and the Bank's and the divisions' ability to compete in their various business markets.

For example, the Crestmark division competes for loans, leases, and other financial services with numerous national and regional banks, thrifts, credit unions, and other financial institutions, as well as other entities that provide financial services, including specialty lenders, securities firms, and mutual funds. Certain larger commercial financing companies do not currently focus their marketing efforts on smaller commercial companies; however, any shift in focus by such larger financing companies may further fragment existing market share in this commercial finance industry. Moreover, some of the financial institutions and financial service organizations with which the Crestmark division competes are not subject to the same degree of regulation as the Crestmark division and the Bank. Many of the Crestmark division's competitors have been in business for many years, have established customer bases, are larger, offer larger branch networks than the Bank does, and may offer other services that neither the Crestmark division nor the Bank do.
Several banking institutions have adopted business strategies similar to ours, particularly with respect to the MPS division. This competition, and competition in any of the Bank's other divisions, may increase our costs, reduce our revenues or revenue growth, or make it difficult for us to compete effectively in obtaining additional customer relationships.
Our business could suffer if there is a decline in the use of prepaid cards or there are adverse developments with respect to the prepaid financial services industry in general.
As the prepaid financial services industry evolves, consumers may find prepaid financial services to be less attractive than other financial services. Consumers might not use prepaid financial services for any number of reasons. For example, negative publicity surrounding us or other prepaid financial service providers could impact MPS's business and prospects for growth to the extent it adversely impacts the perception of prepaid financial services. If consumers do not continue or increase their usage of prepaid cards, MPS's operating revenues may remain at current levels or decline. Growth of prepaid financial services as an electronic payment mechanism may not occur or may occur more slowly than estimated. If there is a shift in the mix of payment forms used by consumers (i.e., cash, credit cards, traditional debit cards and prepaid cards) away from products and services offered by MPS, such a shift could have a material adverse effect on our financial condition and results of operations.
We are dependent upon relationships with various third parties with respect to the operations of the Bank and its divisions, and our relationships with such third parties, some of which are material to us, could adversely affect our business.
The Bank has entered into numerous arrangements with third parties with respect to the operations of its business, as described in Part I, Item 1 "Business." Upon the expiration of the then-current term, any such agreements may not be renewed by the third party or may be renewed on terms less favorable to the Bank. In some cases, such agreements may permit the third party to unilaterally prescribe certain business practices and procedures with respect to the Bank and its divisions (as is the case under agreements between MPS and Discover, MasterCard, Visa and other card networks). To the extent any agreement with a service provider is terminated, we may not be able to secure alternate service providers, and, even if we do, the terms with alternate providers may not be as favorable as those currently in place. In addition, were we to lose any of our significant third-party providers, including in our tax refund-related business in which we have a limited number of partners, it could cause a material disruption in our ability to service our customers, which also could have an adverse material impact on the Bank, its divisions and, ultimately, us. Moreover, significant disruptions in our ability to provide services could negatively affect the perception of our business, which could result in a loss of confidence and other adverse effects on our business.
In addition, if any of our counterparties is unable to or otherwise does not fulfill (or does not timely fulfill) its obligations to us for any reason (including, but not limited to, bankruptcy, computer or other technological interruptions or failures, personnel loss, negative regulatory actions, or acts of God) or engages in fraud or other misconduct during the course of such relationship, we may need to seek alternative third party service providers, or discontinue certain products or programs in their entirety. We have experienced, and expect to continue to experience, situations where we have been held directly or indirectly responsible, or were otherwise subject to liability, for the inability of our third party service providers to perform services for our customers on a timely basis or at all or for actions of third parties undertaken on behalf of the Bank or otherwise in connection with the Bank's arrangement with such third parties. Any such responsibility or liability in the future may have a material adverse effect on our business, including the operations of the Bank and its divisions, and financial results.

In any event, our agreements with third-parties could come under scrutiny by our regulators, and our regulators could raise an issue with, or object to, any term or provision in such an agreement or any action taken by such third party vis-à-vis the Bank's operations or customers, resulting in a material adverse effect to us including, but not limited to, the imposition of fines and/or penalties and the material restructuring or termination of such agreement. Moreover, if our regulators examine our third party service providers and find questionable or illegal acts or practices, our regulators could require us to restructure or terminate our agreements with such providers.
Additionally, although our network of tax preparation partners is expansive, it is possible that our EROs may choose to offer tax-related products of other companies that provide products and services similar to the Bank's if such other companies offer superior pricing or for other competitive reasons.
We derive a significant percentage of our deposits, total assets and income from deposit accounts that we generate through MPS' customer relationships, of which five program manager relationships are particularly significant to our operations.
We derive a significant percentage of our deposits, total assets and income from deposit accounts we generate through program manager relationships between third parties and MPS. Deposits related to our top five program managers (each, a significant program manager) totaled $1.27 billion at September 30, 2019. If one of these significant program manager relationships were to be terminated or there is a significant decrease in revenues or deposits associated with any of these business relationships, it could materially reduce our deposits, assets and income. Similarly, if a significant program manager was not replaced, we may be required to seek higher-rate funding sources as compared to the existing program manager, and interest expense might increase.
Our business strategy includes plans for growth, both through acquisitions and organic growth, and our financial condition and results of operation could be adversely affected if we fail to grow or fail to manage our growth effectively; our growth through acquisitions may disrupt our existing business.
As part of our general growth strategy, we expect to continue to pursue organic growth, while also continuing to evaluate potential acquisitions and expansion opportunities that we believe provide a strategic or geographic fit with our business. Although we have experienced significant growth in our assets, including, most recently, in connection with the Crestmark Acquisition, we may not be able to sustain our historical growth rate or be able to grow at all. We believe that our future organic growth will depend on competitive factors and on the ability of our senior management to continue to maintain a robust system of internal controls and procedures and manage a growing number of customer relationships. See "We operate in an extremely competitive market, and our business will suffer if we are unable to compete effectively." We may not be able to implement changes or improvements to these internal controls and procedures in an efficient or timely manner and may discover deficiencies in existing systems and controls. Consequently, continued organic growth, if achieved, may place a strain on our operational infrastructure, which could have a material adverse effect on our financial condition and results of operations.

We cannot predict if or when we may enter into any future acquisition, or the nature or terms of any potential acquisition. To the extent that we grow through acquisitions, we cannot assure that we will be able to adequately and profitably manage this growth or that such acquired businesses will be integrated into our existing businesses as efficiently or in a timely manner as we may anticipate. Acquiring other businesses will generally involve various risks, including:

•	increased capital needs;

•	increased and new regulatory and compliance requirements, including, for example, non-banking regulatory and compliance requirements in jurisdictions where we did not previously operate;

•	implementation or remediation of controls, procedures and policies with respect to the acquired business;

•	diversion of management time and focus from operation of our then-existing business to acquisition-integration efforts;

•	coordination of product, sales, marketing and program and systems management functions;

•	transition of the acquired business's users and customers onto our systems;

•	retention and integration of employees from the acquired business into our organization;

•	integration of the acquired business's accounting, information management, human resources and other administrative systems and operations with ours;

•	potential liability for activities of the acquired business prior to the acquisition, including violations of law, commercial disputes and tax and other known and unknown liabilities;

•
potential increased litigation or other claims in connection with the acquired business, including claims brought by regulators, terminated employees, customers, former stockholders or other third parties; and

•	potential goodwill impairment.

If we are unable to successfully integrate an acquired business or technology, or otherwise address these difficulties and challenges or other problems encountered in connection with an acquisition, we might not realize the anticipated benefits of that acquisition, we might incur unanticipated liabilities or we might otherwise suffer harm to our business generally, which could have a material adverse effect on our business, prospects, financial condition and results of operations. Furthermore, acquisitions and investments are often speculative in nature and the actual benefits we derive from them could be less or take longer to materialize than we expect.
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
From time to time, we may implement new lines of business or offer new financial products or services within existing lines of business. Substantial risks and uncertainties are associated with developing and marketing new lines of business or new products or services, particularly in instances where markets are not fully developed, and we may be required to invest significant time and management and capital resources in connection with such new lines of business or new products or services. Initial timetables for the introduction and development of new lines of business or new products or services may not be achieved. In addition, price and profitability targets for new lines of business or new products or services may not prove feasible, as we, the Bank or any of the Bank's divisions may need to price products and services on less advantageous terms than anticipated to retain or attract clients. External factors, such as regulatory reception, compliance with regulations and guidance, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business or new product or service may be expensive to implement and could also have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could reduce our revenues and potentially generate losses.

There are risks associated with the proposed transaction with Central Bank, including Central’s receipt of required regulatory approvals and timing for completion of the transaction.
We recently announced that MetaBank entered into a definitive agreement with Central Bank for the sale of MetaBank’s community bank division to Central. The transaction remains subject to the satisfaction or waiver of certain conditions, the receipt of third party and regulatory approval and satisfaction of customary closing conditions. It is possible that one or more of the closing conditions may not be satisfied or that it may take an extended amount of time until they are. Accordingly, there is a risk that the proposed transaction may not be completed on a timely basis or at all, which could have adverse effects on the market price of our common stock and our operating results.
An impairment charge of goodwill or other intangibles could have a material adverse impact on our financial condition and results of operations.
Because we have recently experienced significant growth, in part through acquisitions, goodwill and intangible assets are included within our consolidated assets. Under accounting principles generally accepted in the United States, or GAAP, we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, legal and regulatory factors, competition, a decrease in our stock price and market capitalization over a sustained period of time, a sustained decline in a reporting unit's fair value or other operating performance indicators. GAAP requires us to assign and then test goodwill at the reporting unit level. If the fair value of our reporting unit is less than its net book value, we may be required to record goodwill impairment charges in the future. In addition, if the revenue and cash flows generated from any of our other intangible assets is not sufficient to support its net book value, we may be required to record an impairment charge. For example, in the fiscal 2017 fourth quarter, we recognized a $10.2 million intangible impairment charge related to the non-renewal of the H&R Block relationship. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.
Changes in accounting policies or accounting standards, or changes in how accounting standards are interpreted or applied, could materially affect how we report our financial results and condition.
Our accounting policies are fundamental to determining and understanding our financial results and condition. From time to time, the Financial Accounting Standards Board (the "FASB") and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, those that set accounting standards and those that interpret the accounting standards (such as the FASB, the SEC, banking regulators, and our outside auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied. Changes in financial accounting and reporting standards and changes in current interpretations may be beyond our control, can be difficult to predict, and could materially affect how we report our financial results and condition. We may be required to apply a new or revised standard retroactively or apply an existing standard differently and retroactively, which may result in us being required to restate prior period financial statements, which restatements may reflect material changes.
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
We identified control deficiencies in our internal controls over financial reporting related to the Crestmark division's information technology control environment, which, as described in Part II, Item 9A "Controls and Procedures" of this Annual Report on Form 10-K, we determined, in the aggregate, represent a material weakness in internal controls over financial reporting. Other control deficiencies of this or a similar nature may be identified in the future. These and any future control deficiencies could result in us being unable to obtain the required audit or review of our financial statements by our independent registered public accounting firm in a timely manner. Any such control deficiencies could also result in a misstatement of our financial statement accounts and disclosures that, in turn, could result in a material misstatement of our annual or interim final statements that may not be prevented or detected.
If we are unable to correct the material weakness or deficiencies in internal controls over financial reporting in a timely manner or if future instances of an ineffective control environment exist, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC could be adversely affected, and we may be unable to comply with the periodic reporting requirements of the SEC. This failure, which could cause our investors to lose confidence in our reported financial information, could subject us to investigation and sanction by the SEC or other regulatory authorities and to claims by stockholders, which could impose significant additional costs on us, divert our management's attention and materially and adversely impact our business and financial condition. Additionally, our common stock listing on the NASDAQ Global Select Market could be suspended or terminated, and our stock price could materially suffer. See also Part II, Item 9A "Controls and Procedures" of this Annual Report on Form 10-K.
We are required to maintain capital to meet regulatory requirements, and, if we fail to maintain sufficient capital, whether due to growth opportunities, losses or an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our compliance with regulatory requirements, would be adversely affected.
Both we and the Bank are required to meet regulatory capital requirements and otherwise need to maintain sufficient liquidity to support recent and future growth. We have continued to experience considerable growth recently, having increased our assets from $2.05 billion at September 30, 2014 to $6.18 billion at September 30, 2019, primarily due to strategic transactions, such as the Crestmark Acquisition, and through organic growth. Asset growth, diversification of our lending business, expansion of our financial product offerings and other changes in our asset mix continue to require higher levels of capital, which management believes may not be met through earnings retention alone. Our ability to raise additional capital, when and if needed in the future, to meet such regulatory capital requirements and liquidity needs will depend on conditions in the capital markets, general economic conditions, the performance and prospects of our business and a number of other factors, many of which are outside of our control. We cannot assure you that we will be able to raise additional capital if needed or raise additional capital on terms acceptable to us. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations could be materially and adversely affected.
Although we comply with all current applicable capital requirements, we may be subject to more stringent regulatory capital requirements in the future, and we may need additional capital in order to meet those requirements. If we or the Bank fail to meet applicable minimum capital requirements or cease to be well capitalized, such failure would cause us and the Bank to be subject to regulatory restrictions and could adversely affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common stock, our ability to make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition, generally.

The Bank relies on brokered deposits to assist in funding its loan and other financing products; accordingly, any change in the Bank's ability to gather brokered deposits may adversely impact the Bank.
A substantial portion of our deposit liabilities are classified as brokered deposits, and failure to maintain the Bank's status as a "well capitalized" institution could have an adverse effect on us, and our ability to fund our operations. Should the Bank ever fail to be well capitalized in the future as a result of not meeting the well capitalized requirements or the imposition of an individual minimum capital requirement or similar formal requirement, then, the Bank would be prohibited, absent waiver from the FDIC, from utilizing brokered deposits (i.e., no insured depository institution that is deemed to be less than "well capitalized" may accept, renew or rollover brokered deposits absent a waiver from the FDIC). In such event, such a result could produce material adverse consequences for the Bank with respect to liquidity and could also have material adverse effects on our financial condition and results of operations. Further, and in general, depending on the Bank's condition in the future and its reliance on these deposits as a source of funding, the FDIC could increase the surcharge on our brokered deposits. If we are ever required to pay higher surcharge assessments with respect to these deposits, such payments could be material and therefore could have a material adverse effect on our financial condition and results of operations.
As a savings and loan holding company, we are required to serve as a "source of strength" for the Bank.
Federal banking law codifies a requirement that a savings and loan holding company (like us) act as a financial "source of strength" for its FDIC-insured depository institution subsidiaries (like the Bank) and permits the OCC, as the Bank's primary federal regulator, to request reports from us to assess our ability to serve as a source of strength for the Bank and to enforce compliance with these statutory requirements. See Part I, Item 1 "Business - Regulation and Supervision - Holding Company Regulation and Supervision." Given the power provided to the federal banking agencies, we, as a source of strength for the Bank, may be required to contribute capital to the Bank when we might not otherwise voluntarily choose to do so.  Specifically, the imposition of such financial requirements might require us to raise additional capital to support the Bank at a time when it is not otherwise prudent for us to do so, including on terms that are not typical or favorable to us. See "We are required to maintain capital to meet regulatory requirements, and, if we fail to maintain sufficient capital, whether due to growth opportunities, losses or an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our compliance with regulatory requirements, would be adversely affected." Further, any capital provided by us to the Bank would be subordinate to others with interest in the Bank, including the Bank's depositors. In addition, in the event of our bankruptcy at a time when we had a commitment to one of the Bank's regulators to maintain the capital of the Bank, the regulators' claims against us may be entitled to priority status over other obligations.
We may incur losses due to fraudulent and negligent acts, as well as errors, by third parties or our employees.
We may incur losses due to fraudulent or negligent acts, misconduct or errors on the part of third parties with which we do business, our employees and individuals and entities unaffiliated with us, including unauthorized wire and automated clearinghouse transactions, the theft of customer data, customer fraud concerning the value of any relevant collateral, identity theft, errors in a customer's tax return, tax return fraud, the counterfeiting of cards and "skimming" (whereby a skimmer reads a debit card's encoded mag stripe and a camera records the PIN that is entered by a customer), malicious social engineering schemes (where people are asked to provide a prepaid card or reload product in order to obtain a loan or purchase goods or services) and collusion between participants in the card system to act illegally. Additionally, our employees could hide unauthorized activities from us, engage in improper or unauthorized activities on behalf of our customers, or improperly use confidential information. There can be no assurances that the Bank's program to monitor fraud and other activities will be able to detect all instances of such conduct or that, even if such conduct is detected, we, the Bank, our customers or the third parties with which we do business, including the ATM networks and card payment industry in which the Bank participates, will not be the victims of such activities. Even a single significant instance of fraud, misconduct or other error could result in reputational damage to us, which could reduce the use and acceptance of our cards and other products and services, cause retail distributors or their customers to cease doing business with us or them, or could lead to greater regulation that would increase our compliance costs. Such activities could also result in the imposition of regulatory sanctions, including significant monetary fines, and civil claims which could adversely affect our business, operating results and financial condition.

Security breaches involving us, the Bank or any of the third parties with which we do business could expose us to liability and protracted and costly litigation, and could adversely affect our reputation and operating revenues.
In connection with our business, we collect and retain significant volumes of sensitive business and personally identifiable information, including social security numbers of our customers and other personally identifiable information of our customers and employees, on our data systems. We and the third parties with which we conduct business may experience security breaches, due in part to the failure of our data encryption technologies or otherwise, involving the receipt, transmission, and storage of confidential customer and other personally identifiable information, including account takeovers, unavailability of service, computer viruses, or other malicious code, cyberattacks, or other events, any of which may arise from human error, fraud or malice on the part of employees or third parties or from accidental technological failure. If one or more of these events occurs, it could result in the disclosure of confidential customer information, impairment of our ability to provide products and services to our customers, damage to our reputation with our customers and the market, additional costs (such as costs for repairing systems or adding new personnel or protection technologies), regulatory penalties, and financial losses for us, our clients and other third parties. Such events could also cause interruptions or malfunctions in the operations of our clients, customers, or other third parties with which we engage in business. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats and also due to the expanding use of technology-based products and services by us and our customers. We can provide no assurances that the safeguards we have in place or may implement in the future will prevent all unauthorized infiltrations or breaches and that we will not suffer losses related to a security breach in the future, which losses may be material.
In addition, if the Bank or its divisions fail to comply with data security regulations, the Bank could be subject to various regulatory sanctions, including financial penalties. For example, the largest credit card associations in the world created the Payment Card Industry Data Security Standards (the "PCI DSS"), a multifaceted standard that includes data security management, policies and procedures as well as other protective measures to protect the nonpublic personal information of cardholders. Compliance with the PCI DSS is costly and changes to the standards could have an equal, or greater, effect on the profitability of one or more of our business divisions.
Our reputation and financial condition may be harmed by system failures, computer viruses and other technological interruptions to our operations.
We rely heavily upon information systems and other operating technologies to efficiently operate and manage our business, including to process transactions through the Internet, including, in particular, in our MPS division. Were there to be a failure or a significant impairment in the operation of any of such systems, we may need to develop alternative processes, including to comply with customer safeguard protocols, during which time revenues and profitability may be lower, and there can be no assurance that we could develop or find such an alternative on terms acceptable to us or at all. Any such disruption in the information systems and other operating technologies utilized by the Bank or its divisions, including due to infiltration by hackers or other intruders, could also result in negative publicity and have a material adverse effect on our financial condition and results of operations.
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

The earnings of financial services companies, like us, are significantly affected by general business, political and economic conditions.
Our operations and profitability, including the value of the portfolio of investment securities we hold and the value of collateral securing certain of our loans, are impacted by general business, political and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, commodity pricing, money supply and monetary policy, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, the strength of the United States economy, and uncertainty in financial markets globally, all of which are beyond our control. A deterioration in business, political or economic conditions, including those arising from government shutdowns, defaults or increases in unemployment, could result in an increase in loan delinquencies and nonperforming assets, decreases in loan collateral values, and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our financial condition and results of operations.
The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions, and determinations as to whether economic conditions might impair the ability of our borrowers to repay their loans and leases. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of our underwriting processes. See also "If our actual loan and lease losses exceed our allowance for loan and lease losses, our net income will decrease."
The electronic payments industry, including the prepaid financial services segment within that industry in which the MPS division operates, depends heavily upon the overall level of consumer spending, which may decrease if economic or political conditions in the United States become uncertain or deteriorate and result in a reduction of the number of our prepaid accounts that are purchased or reloaded, the number of transactions involving our cards and the use of our reloadable card products and related services. A sustained reduction in the use of our products and related services, either as a result of a general reduction in consumer spending or as a result of a disproportionate reduction in the use of card-based payment systems, would materially harm our business, results of operations and financial condition.
Catastrophic events could occur and impact our operations or the operations third parties with which we do business.
Catastrophic events (including natural disasters, severe weather conditions, terrorism and other geopolitical events), which are beyond our control, could have an adverse impact on the Bank's ability and the ability of our vendors and other third parties with which we do business, to provide necessary services to support the operation of the Bank and provide products and services to the Bank's customers. Although insurance coverage may provide some protection in light of such events, there can be no assurance that any insurance proceeds would adequately compensate the Bank for the losses it incurred as a result of such events. See also "Existing insurance policies may not adequately protect us and our subsidiaries." Moreover, the damage caused by such events may not be directly compensable from insurance proceeds or otherwise, such as damage to our reputation as a result of such events.
The Crestmark division generates government-backed loans funded by the Bank, any of which could be negatively impacted by a variety of factors.

Prior to its acquisition, the Crestmark division originated loans backed by numerous state and federal government agencies. Risks inherent in the Bank's participation in such programs, through its Crestmark division, include: (i) some of these programs guarantee only a portion of the commercial loan made by the Bank; as such, if the borrower defaults and losses exceed those guaranteed by the government agency, the Bank could realize significant losses; (ii) certain programs, including some guaranteed by the United States Department of Agriculture, limit the geographic scope of such loans; as such, if the Crestmark division is not able to market these loans to potential borrowers, the Bank's share in this market may be negatively impacted; (iii) the intended beneficiaries of such loan programs may experience a contraction in their credit quality due to local, national, or global economic events or because of factors specific to their business, including, for example, businesses dependent upon the farming and agriculture industry; as such, any negative impact to certain commercial business lines designed to benefit from such government-sponsored loan programs could constrict the Bank's business in these areas; and (iv) nearly all of these guaranteed loan programs are subject to an appropriations process, either at the legislative or regulatory level; this means that funds that may be currently available to guarantee loans or portions of loans could be limited or eliminated in their entirety with little or no advance warning.

We operate in a highly regulated environment, and our failure to comply with laws and regulations, or changes in laws and regulations to which we are subject, may adversely affect our business, prospects, results of operations and financial condition.

We and the Bank operate in a highly regulated environment, and we are subject to extensive regulation (including, among others, the Dodd-Frank Act, the Basel III Capital Rules, the Bank Secrecy Act and other AML rules), supervision, and examination, including by our primary banking regulators-the OCC and the Federal Reserve. In addition, the Bank is subject to regulation by the FDIC and, to a lesser degree, the Bureau. Prepaid card issuers like the Bank are also subject to heightened regulatory scrutiny based on AML and Bank Secrecy Act concerns, which scrutiny could result in higher compliance costs. See Part I, Item 1 "Business - Regulation and Supervision" herein. Banking regulatory authorities have broad discretion in connection with their supervisory and enforcement activities, including, but not limited, to the imposition of restrictions on the operation of an institution, the classification of assets by the institution, and the adequacy of an institution's allowance for loan and lease losses. If any of our banking regulators takes informal or formal supervisory action or pursues an enforcement action, any required corrective steps could result in us being subject to additional regulatory requirements, operational restrictions, a consent order, enhanced supervision and/or civil money penalties. Any new requirements or rules, changes in such requirements or rules, changes to or new interpretations of existing requirements or rules, failure to follow requirements or rules, or future lawsuits or rulings could increase our compliance and other costs of doing business, require significant systems redevelopment, render our products or services less profitable or obsolete or otherwise have a material adverse effect on our business, prospects, results of operations, and financial condition. For example, any changes in the U.S. tax laws as a result of pending tax legislation in the U.S. Congress or otherwise may adversely impact our tax refund processing and settlement business, which could reduce customer demand for our strategic partner's refund advance products, thereby reducing the volume of refund advance loans that we may offer.
The Bureau has reshaped certain consumer financial laws through rulemaking and enforcement of prohibitions against unfair, deceptive or abusive practices, and such actions have directly impacted, and may continue to impact, the business operations of depository institutions offering consumer financial products or services, including the Bank.
The Bureau has broad rulemaking authority to administer and carry out the purposes and objectives of "federal consumer financial laws, and to prevent evasions thereof" with respect to all financial institutions that offer financial products and services to consumers. We cannot predict the impact the Bureau's future actions, including any exercise of its UDAAP authority, will have on the banking industry broadly or us and the Bank specifically. Notwithstanding that insured depository institutions with assets of $10 billion or less (such as the Bank) will continue to be supervised and examined by their primary federal regulators, the full reach and impact of the Bureau's broad rulemaking powers and UDAAP authority on the operations of financial institutions offering consumer financial products or services are currently unknown. The Bureau has initiated enforcement actions against a variety of bank and non-bank market participants with respect to a number of consumer financial products and services that has resulted in those participants expending significant time, money and resources to adjust to the initiatives being pursued by the Bureau. Such enforcement actions may serve as precedent for how the CFPB interprets and enforces consumer protection laws, which may result in the imposition of higher standards of compliance with such laws and, as a result, limit or restrict the Bank with respect to its consumer product offerings. See "Business - Regulation and Supervision - Bank Regulation and Supervision" in Part I, Item 1 of this Annual Report on Form 10-K.
Legal challenges to and regulatory investigations of our, or the Bank's, operations could have a significant material adverse effect on us.
From time to time, we, the Bank or our other subsidiaries are subject to regulatory supervision and investigation, legal proceedings and claims in the ordinary course of business. An adverse resolution in litigation or a regulatory action, including litigation or other actions brought by our shareholders, customers or another third party, such as a state attorney general or one of our regulators, could result in substantial damages or otherwise negatively impact our business, reputation and financial condition. See Part I, Item 1 "Business - Regulation and Supervision" and Item 3, "Legal Proceedings."

Program agreements that the Bank has entered into with third parties to market and service consumer loans originated by the Bank may subject the Bank to claims from regulatory agencies and other third parties that, if successful, could negatively impact the Bank's current and future business.
The Bank has entered into various agreements with unaffiliated third parties ("Marketers"), whereby the Marketers will market and service unsecured consumer loans underwritten and originated by the Bank. Certain types of these arrangements have been challenged both in the courts and in regulatory actions. In these actions, plaintiffs have generally argued that the "true lender" is the marketer and that the intent of such lending program is to evade state usury and loan licensing laws. Other cases have also included other claims, including racketeering and other state law claims, in their challenge of such programs. There can be no assurance that lawsuits or regulatory actions in connection with any such lending programs the Bank has entered, or will enter, into will not be brought in the future. If a regulatory agency, consumer advocate group, or other third party were to bring an action against the Bank or any of the third parties with which the Bank operates such lending programs, and such actions were successful, such an outcome could have a material adverse effect on our financial condition and results of operation.
The OCC's new "fintech" charter could present a market risk to us generally and the MPS division specifically.

The OCC announced on July 31, 2018 that it would begin to accept and evaluate charters for entities that wanted to conduct certain components of a banking business pursuant to a federal charter, known as a "special purpose national bank" ("SPNB") charter. Intended to promote economic opportunity and spur financial innovation, SPNBs may engage in any of the following activities: paying checks, lending money or taking deposits. In order to obtain an SPNB charter, applicants will have to consider capital, liquidity, and financial inclusion in their application materials. Initially, these entities will be subject to heightened OCC supervision. A U.S. District Court in New York recently set aside the OCC regulation that would have permitted entities that did not intend to accept deposits to receive an SPNB charter. As of the date of this filing, it is not clear what actions, if any, the OCC will take following this rule.

As of the date of this filing, the OCC has not announced approval of any applications for an SPNB charter. If any such applications are granted, recipients of an SPNB charter may enter the U.S. payments market in which the Bank operates, which could have a material adverse effect on the Bank and the Payments division.

Our reputation and business could be damaged by negative publicity.
Reputational risk, including as a result of negative publicity, is inherent in our business. Negative publicity can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, illegal or unauthorized acts taken by third parties that supply products or services to us or the Bank, and ethical behavior of our employees. Damage to our reputation could adversely impact our ability to attract new, and maintain existing, loan and deposit customers, employees and business relationships, and, particularly with respect to our payments division, could result in the imposition of new regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties. Such damage could also adversely affect our ability to raise additional capital, and otherwise have a material adverse effect on our financial condition and results of operations.
Existing insurance policies may not adequately protect us and our subsidiaries.
Fidelity, business interruption, cybersecurity, and property insurance policies are in place with respect to our operations. Should any event triggering such policies occur, however, it is possible that our policies would not fully reimburse us for the losses we could sustain due to deductible limits, policy limits, coverage limits, or other factors. We generally renew our insurance policies on an annual basis. If the cost of coverage becomes too high, we may need to reduce our policy limits, increase the deductibles or agree to certain exclusions from our coverage in order to reduce the premiums to an acceptable amount.

The loss of key members of our senior management team or key employees in the Bank's divisions, or our inability to attract and retain qualified personnel, could adversely affect our business.
We believe that our success depends largely on the efforts and abilities of our senior executive management team. Their experience and industry contacts significantly benefit us. Our future success also depends in large part on our ability to attract, retain and motivate key management and operating personnel. Management transition may create uncertainty and involve a diversion of resources and management attention, be disruptive to our daily operations or impact public or market perception, any of which could negatively impact our ability to operate effectively or execute our strategies and result in a material adverse impact on our business, financial condition, results of operations or cash flows.
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
We and our divisions regularly assess our investments in technology, and changes in technology could be costly.
The fintech industry is undergoing technological innovation at a fast pace. To keep up with our competition, we regularly evaluate technology to determine whether it may help us compete on a cost-effective basis. This is especially true with respect to our payments division, which requires significant expenditures to exploit technology and to develop new products and services to meet customers' needs. The cost of investing in, implementing and maintaining such technology is high, and there can be no assurance, given the fast pace of change and innovation, that our technology, either purchased or developed internally, will meet our needs, in a timely, cost-effective manner or at all. During the course of implementing new technology into our or the Bank's operations, we may experience system interruptions and failures. In addition, there can be no assurances that we will recognize, in a timely manner or at all, the benefits that we may expect as a result of our implementing new technology into our operations. In connection with our implementation of new lines of business, offering of new financial products or acquisitions, including, most recently, the Crestmark Acquisition, we may experience significant, one-time or recurring technology-related costs. See also "Our business strategy includes plans for growth, both through acquisitions and organic growth, and our financial condition and results of operation could be adversely affected if we fail to grow or fail to manage our growth effectively; our growth through acquisitions may disrupt our existing business."
Our ability to receive dividends from the Bank could affect our liquidity and ability to pay interest on our trust preferred securities or reinstate dividends.
We are a legal entity separate and distinct from the Bank. Our primary source of cash, other than securities offerings, is dividends from the Bank. These dividends are a principal source of funds to pay dividends on our common stock, interest on our trust preferred securities and interest and principal on our debt.Various laws and regulations limit the amount of dividends that the Bank may pay us, as further described in Part I, Item 1 "Business - Regulation and Supervision - Bank Regulation and Supervision - Limitations on Dividends and Other Capital Distributions" of this Annual Report on Form 10-K. Such limitations could have a material adverse effect on our liquidity and on our ability to pay dividends on common stock. Additionally, if the Bank's earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make payments on our trust preferred securities or make dividend payments to our common shareholders.
Unclaimed funds represented by unused value on the cards presents compliance and other risks.
The concept of escheatment involves the reporting and delivery of property to states that is abandoned when its rightful owner cannot be readily located and/or identified. In the context of prepaid cards, the customer funds represented by such cards can sometimes be "abandoned" or unused for the relevant period of time set forth in each applicable state's abandoned property laws. MPS utilizes automated programs designed to comply with applicable escheatment laws and regulations. There appears, however, to be a movement among some state regulators to more broadly interpret definitions in escheatment statutes and regulations than in the past. State regulators may choose to initiate collection or other litigation action against prepaid card issuers, like MPS, for unreported abandoned property, and such actions may seek to assess fines and penalties.

Risks Related to Our Common Stock
The price of our common stock may be volatile, which may result in losses for investors.
The market price for shares of our common stock has been volatile in the past, and several factors, including factors outside of our control and unrelated to our performance, could cause the price to fluctuate substantially in the future. These factors include:

•	announcements of developments related to our business;

•	the initiation, pendency or outcome of litigation, regulatory reviews, inquiries and investigations, and any related adverse publicity;

•	fluctuations in our results of operations;

•	sales of substantial amounts of our securities into the marketplace;

•	general conditions in the banking industry or the worldwide economy;

•	a shortfall in revenues or earnings compared to securities analysts' expectations;

•	lack of an active trading market for the common stock;

•	changes in analysts' recommendations or projections; and

•	announcement of new acquisitions, dispositions or other projects.

General market price declines or market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.
An investment in our common stock is not an insured deposit.
Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund, or by any other public or private entity. Investment in our common stock is inherently subject to risks, including those described in this "Risk Factors" section, and is subject to forces that affect the financial markets in general. As a result, if you hold or acquire our common stock, it is possible that you may lose all or a portion of your investment.
Future sales or additional issuances of our capital stock may depress prices of shares of our common stock or otherwise dilute the book value of shares then outstanding.
Sales of a substantial amount of our capital stock in the public market or the issuance of a significant number of shares could adversely affect the market price for shares of our common stock. As of September 30, 2019, we were authorized to issue up to 90,000,000 shares of common stock, of which 37,807,064 shares were outstanding, and 14,444 shares were held as treasury stock. We were also authorized to issue up to 3,000,000 shares of preferred stock and 3,000,000 shares of non-voting common stock, none of which were outstanding or reserved for issuance. Future sales or additional issuances of stock may affect the market price for shares of our common stock.
Federal regulations and our organizational documents may inhibit a takeover or prevent a transaction you may favor or limit our growth opportunities, which could cause the market price of our common stock to decline.
Certain provisions of our charter documents and federal regulations could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. In addition, we may need to obtain approval from regulatory authorities before we can acquire control of any other company. Such approvals could involve significant expenses related to diligence, legal compliance, and the submission of required applications and could be conditioned on acts or practices that limit or otherwise constrain our operations.
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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.    Properties

The Company's home office is located at 5501 South Broadband Lane in Sioux Falls, South Dakota. Through its community banking division, the Company operates nine full-service branch offices in its four market areas of Storm Lake and Des Moines, Iowa; and Brookings and Sioux Falls, South Dakota. In November 2019, due in part to management's determination that the branch in West Des Moines was redundant with other Bank operations in the area, management closed that branch. On November 20, 2019, the Company announced that MetaBank entered into an agreement with Central Bank for the sale of MetaBank's community bank division, which includes the sale of the nine branches mentioned above. See "Part I, Item 1. Business - Community Banking-Sale of Community Bank Division." The Company also has 14 non-branch offices from which its other divisions of payments, commercial finance, tax services, and consumer lending operate. The payments division operates out of the Company's home office along with one additional office in Sioux Falls. The commercial finance division operates out of offices in Troy, Michigan; Dallas, Texas; Newport Beach, California; Boynton Beach, Florida; Baton Rouge, Louisiana; Franklin, Tennessee; and Toronto, Ontario, Canada. The tax services division has offices located in Louisville, Kentucky, and Easton, Pennsylvania. The Company also has a cross-functional office located in Hurst, Texas.

Of the Company's 23 properties, the Company leases 17 of them, all on market terms. See Note 6 to the “Notes to Consolidated Financial Statements” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Though the Company has experienced rapid growth in each of its segments, management believes current facilities are adequate to meet its present needs.

Item 3.    Legal Proceedings

See Note 16 to the “Notes to Consolidated Financial Statements” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the NASDAQ Global Select Market® under the symbol “CASH.”  Quarterly dividends for all quarters of fiscal year 2019 and the fourth quarter of fiscal year 2018 were $0.05 per share. Quarterly dividends for the first, second and third quarters of fiscal year 2018 were $0.04 per share.

Dividend payment decisions are made with consideration of a variety of factors including earnings, financial condition, market considerations and regulatory restrictions.

As of November 22, 2019, the Company had (i) 37,584,488 shares of common stock outstanding, which were held by approximately 188 stockholders of record, (ii) no shares of nonvoting common stock outstanding, and (iii) 95,961 shares of common stock held in treasury.

The transfer agent for the Company’s common stock is Computershare Investor Services, 462 South 4th Street, Suite 1600, Louisville, KY 40202.

Meta's Board of Directors announced a 2,000,000 share repurchase program on March 26, 2019. The program became effective on May 1, 2019 and was scheduled to expire on September 30, 2021. The table below sets forth information regarding repurchases of our common stock during the fourth fiscal quarter of 2019.

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(1)(2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Repurchased Under the Program (3)
July 1 to 31	610	$27.61	—	425,266
August 1 to 31	9,262	30.52	—	425,266
September 1 to 30	110,121	32.88	106,038	319,228
Total	119,993		106,038
(1) These columns reflect (a) shares acquired in satisfaction of the tax withholding obligations of holders of restricted stock awards, which vested during the quarter, and (b) shares repurchased pursuant to trading plans effected in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.
(2) The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.
(3) All of these remaining shares were repurchased in October 2019.

Total Stock Return Performance Graph

The following graph compares the cumulative total stockholder return on Meta common stock over the last five fiscal years with the cumulative total return of the NASDAQ Composite Index and the NASDAQ ABA Community Bank Index (assuming the investment of $100 in each index on October 1, 2014 and reinvestment of all dividends). The stock price performance reflected below is based on historical results and is not necessarily indicative of future stock price performance.

The information contained in this section, including the following line graph, shall not be deemed to be "soliciting material" or "filed" or incorporated by reference in future filings of Meta with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent the Company specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.

	Fiscal Year Ended September 30,
Index	2014	2015	2016	2017	2018	2019
Meta Financial Group, Inc.	$100.00	$120.08	$176.09	$229.24	$242.99	$290.02
NASDAQ Composite Index	100.00	104.00	121.08	149.75	187.44	188.43
NASDAQ ABA Community Bank Index	100.00	115.34	127.39	165.63	171.18	157.59

Item 6.    Selected Financial Data

Fiscal Year Ended September 30,	2019	2018	2017	2016	2015

SELECTED FINANCIAL CONDITION DATA
(Dollars in Thousands)
Total assets	$6,182,890	$5,835,067	$5,228,332	$4,006,419	$2,529,705
Loans and leases receivable, net	3,629,698	2,931,699	1,317,837	919,470	706,255
Securities available for sale	1,272,493	1,848,225	1,691,987	1,468,124	1,255,173
Securities held to maturity	134,764	171,743	563,220	619,542	345,434
Goodwill and intangible assets	362,315	373,989	150,901	65,849	70,505
Deposits	4,337,005	4,430,987	3,223,424	2,430,082	1,657,534
Total borrowings	861,857	514,722	1,490,067	1,187,578	561,317
Stockholders' equity	843,958	747,726	434,496	334,975	271,335

Fiscal Year Ended September 30,	2019	2018	2017	2016	2015

SELECTED OPERATIONS DATA
(Dollars in Thousands, Except Per Share Data)
Total interest income	$325,729	$158,534	$108,103	$81,396	$61,607
Total interest expense	61,522	27,985	14,873	4,091	2,387
Net interest income	264,207	130,549	93,230	77,305	59,220
Provision for loan and lease losses	55,650	29,432	10,589	4,605	1,465
Net interest income after provision for loan and lease losses	208,557	101,117	82,641	72,700	57,755
Total noninterest income	222,545	184,525	172,172	100,770	58,174
Total noninterest expense	333,160	228,232	199,663	134,648	96,506
Income before income tax expense	97,942	57,410	55,150	38,822	19,423
Income tax expense	(3,374)	5,117	10,233	5,602	1,368
Net income before noncontrolling interest	101,316	52,293	44,917	33,220	18,055
Net income attributable to noncontrolling interest	4,312	673	—	—	—
Net income attributable to parent	$97,004	$51,620	$44,917	$33,220	$18,055

Earnings per common share:
Basic	$2.49	$1.68	$1.62	$1.31	$0.89
Diluted	$2.49	$1.67	$1.61	$1.30	$0.89

Fiscal Year Ended September 30,	2019	2018	2017	2016	2015
SELECTED FINANCIAL RATIOS AND OTHER DATA
PERFORMANCE RATIOS
Return on average assets	1.55%	1.12%	1.13%	1.10%	0.78%
Return on average equity	12.10%	10.44%	11.20%	10.80%	8.83%
Net interest margin, tax equivalent	5.02%	3.41%	3.05%	3.19%	3.03%

QUALITY RATIOS
Non-performing assets to total assets	0.91%	0.72%	0.72%	0.03%	0.31%
Allowance for loan and lease losses to total loans and leases	0.80%	0.44%	0.57%	0.61%	0.88%
Allowance for loan and lease losses to held for investment non-performing loans and leases	114%	128%	20%	479%	80%

CAPITAL RATIOS
Stockholders' equity to total assets	13.65%	12.81%	8.31%	8.36%	10.73%
Average stockholders' equity to average assets	12.82%	10.72%	10.07%	10.19%	8.81%

OTHER DATA
Book value per common share outstanding at end of year	$22.32	$19.09	$15.05	$13.10	$11.08
Tangible book value per common share outstanding at end of year	12.74	9.54	9.82	10.52	8.20
Dividends declared per share at end of year	0.20	0.18	0.17	0.17	0.17
Number of full-service branch offices at end of year	10	10	10	10	10

Common shares outstanding	37,807,064	39,167,280	28,867,785	25,570,923	24,489,066

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

The Company entered into two new warehouse finance lines of credit during the first quarter of fiscal 2019. With the addition of these two new lines of credit, warehouse finance loans grew to $262.9 million at September 30, 2019.

During the second quarter of fiscal 2019, the Company became aware that DC Solar Solutions, Inc., DC Solar Distribution, Inc. and their affiliates filed for bankruptcy and the entities, including their principals, are subjects of ongoing federal investigations involving allegations of fraudulent misconduct. Due to the facts and circumstances surrounding these DC Solar matters, the Company recognized a $6.6 million after-tax net non-cash charge to earnings and recorded a $2.0 million increase to goodwill. See Note 2 to the Condensed Consolidated Financial Statements included in this annual report for further discussion.

The Company announced during the second quarter of fiscal 2019 that its Board of Directors authorized a share repurchase program to repurchase up to 2,000,000 shares of the Company's outstanding common stock. The program became effective May 1, 2019 and was scheduled to expire on September 30, 2021. During fiscal year 2019, the Company repurchased $46.5 million, or 1,680,772 shares of its common stock, at an average price of $27.67 per share under the share repurchase program. As of September 30, 2019, the remaining number of shares available for repurchase under this program was 319,228 shares of common stock, all of which remaining shares were repurchased in October 2019. On November 20, 2019, the Company also announced the authorization by its Board of Directors of a new share repurchase program to repurchase up to an additional 7,500,000 shares of the Company's outstanding common stock. The new authorization will be effective November 21, 2019 through December 31, 2022.

The Company recorded net income of $97.0 million, or $2.49 per diluted share, in fiscal year 2019, compared to $51.6 million, or $1.67 per diluted share, in fiscal year 2018. This increase was primarily driven by the Company’s net interest income growing to $264.2 million in fiscal year 2019, compared to $130.5 million in the prior fiscal year. The increase was primarily attributable to improvement in the overall interest-earning asset mix due to loan and lease growth, particularly in the commercial finance portfolio. In fiscal year 2019, noninterest income increased to $222.5 million from $184.5 million in fiscal 2018. Income tax expense (benefit) decreased from $5.1 million to $(3.4) million year over year. Fiscal year 2018 included a $4.6 million income tax benefit recognized by the Company as a result of amending a historical tax return of Crestmark Bancorp, Inc. Also contributing to the change was an increase in net income before tax during the fourth quarter of fiscal 2019 compared to the same period of the prior year. Partially offsetting the higher net interest income and noninterest income was noninterest expense, which increased from $228.2 million in fiscal year 2018 to $333.2 million in fiscal year 2019.

The continued growth in loans and leases during fiscal year 2019, along with the continued optimization of the earning asset mix of the balance sheet, led to net interest income of $264.2 million and net interest margin ("NIM") of 4.91% and net interest margin, tax-equivalent ("NIM, TE") of 5.02%. The Company's average gross loans and leases increased by $1.71 billion, or 94%, while average noninterest-bearing deposits increased by $230.1 million, or 9%, when compared to the prior fiscal year. Management anticipates that NIM will continue to expand over time as the Company continues to grow and optimize the loan and lease portfolio, along with leveraging growth from its Payments division's low-cost deposits. Overall, the cost of funds at MetaBank averaged 1.16% during fiscal 2019, compared to 0.70% during 2018.

The Company’s non-performing assets ("NPAs") at September 30, 2019 were $56.5 million, representing 0.91% of total assets, compared to $41.8 million, or 0.72% of total assets, at September 30, 2018. The increase in NPAs was primarily attributable to nonperforming loans and leases within the commercial finance portfolio. At September 30, 2019, foreclosed and repossessed assets were $29.5 million, representing 0.48% of total assets, compared to $31.6 million or 0.54% of total assets at September 30, 2018. At each of these dates, the outstanding foreclosed and repossessed asset balance was primarily related to a previously disclosed agricultural relationship.

Tangible book value per common share outstanding increased by $3.20, or 34%, to $12.74 per share at September 30, 2019, from $9.54 per share at September 30, 2018. This increase was primarily driven by a decrease in common shares outstanding along with an increase in total stockholders' equity which was mainly attributable to increases in accumulated other comprehensive income and retained earnings. Book value per common share outstanding increased by $3.23, or 17%, to $22.32 per share at September 30, 2019, from $19.09 per share at September 30, 2018.

Subsequent Events
Management has evaluated and identified subsequent events that occurred after September 30, 2019. See Note. 23 Subsequent Events for details on these events.

Financial Condition
At September 30, 2019, the Company’s total assets increased by $347.8 million, or 6%, to $6.18 billion, compared to $5.84 billion at September 30, 2018. The growth in assets was primarily due to increases in loans and leases and rental equipment, partially offset by a decrease in the investment portfolio.

Total cash and cash equivalents were $126.5 million at September 30, 2019, an increase of $26.6 million from $100.0 million at September 30, 2018. The Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the FRB. At September 30, 2019, the Company did not have any federal funds sold.

The total investment portfolio decreased by $612.7 million, or 30%, to $1.41 billion at September 30, 2019, compared to September 30, 2018, as maturities, sales and principal pay downs exceeded purchases. The Company’s portfolio of securities customarily consists primarily of MBS, which have expected lives much shorter than the stated final maturity, non-bank qualified obligations of states and political subdivisions (“NBQ”) that mature in approximately 15 years or less, and other tax exempt municipal mortgage related pass through securities which have average lives much shorter than their stated final maturities. All MBS held by the Company at September 30, 2019 were issued by a U.S. Government agency or instrumentality. Of the total MBS, which had a fair value of $389.7 million at September 30, 2019, $382.5 million were classified as AFS, and $7.2 million were classified as HTM.  Of the total investment securities, which had a fair value of $1.02 billion at September 30, 2019, $889.9 million were classified as AFS and $127.6 million were classified as HTM.  During fiscal 2019, the Company purchased $299.3 million of investment securities available for sale and did not purchase any investment securities held to maturity or MBS securities.

Loans held for sale at September 30, 2019 totaled $148.8 million, increasing from $15.6 million at September 30, 2018. This increase was primarily driven by the transfer of $100.0 million of consumer credit product loans to held for sale and $171.3 million of SBA/USDA and consumer credit product loans originated into held for sale. The Company sold held for sale loans resulting in proceeds of $125.4 million during the fiscal year ended September 30, 2019. During the fiscal year ended September 30, 2018, the Company transferred, as part of the Crestmark Acquisition, $12.8 million of SBA/USDA loans to held for sale and originated $1.7 million of SBA/USDA loans as held for sale. The Company sold held for sale loans resulting in proceeds of $17.6 million during the fiscal year ended September 30, 2018. On October 1, 2019, the Company sold $111.7 million in held for sale consumer credit product loan balances and will be recording a gain on sale of $0.2 million to noninterest income in the first fiscal quarter of 2020.

The Company’s portfolio of gross loans and leases receivable increased by $714.1 million, or 24%, to $3.66 billion at September 30, 2019, from $2.94 billion at September 30, 2018.

National lending loans and leases increased $603.3 million, or 33%, to $2.45 billion at September 30, 2019 compared to September 30, 2018. Within the national lending portfolio, commercial finance loans and leases increased $406.4 million and warehouse finance loans increased $197.9 million, while the consumer finance portfolio decreased by $2.2 million at September 30, 2019 compared to September 30, 2018.

Community banking loans grew $103.1 million, or 9%, at September 30, 2019 compared to September 30, 2018, due to growth in commercial real estate and operating loans of $93.0 million and consumer one-to-four family real estate and other loans of $12.1 million. See Note 4 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Through the Bank, the Company owns stock in the FHLB due to the Bank’s membership and participation in the FHLB's banking system.  The FHLB requires a level of stock investment based on a pre-determined formula.  The Company’s investment in such stock increased by $7.5 million, or 32%, to $30.9 million at September 30, 2019, from $23.4 million at September 30, 2018.  The increase in FHLB stock directly correlates with the higher FHLB borrowings balances at September 30, 2019 compared to the prior year.

Total end-of-period deposits decreased by $94.0 million, or 2%, to $4.34 billion at September 30, 2019, as compared to September 30, 2018. The decrease in end-of-period deposits was primarily the result of a decrease in certificate of deposits of $166.9 million and a decrease in noninterest bearing checking deposits of $47.3 million, partially offset by an increase in wholesale deposits of $26.1 million and increases within money market and interest-bearing checking deposits. End of period deposits attributable to the Payments division increased $21.3 million, or 1%, at September 30, 2019, as compared to September 30, 2018.

The Company’s total borrowings increased $347.1 million, or 67%, from $514.7 million at September 30, 2018, to $861.9 million at September 30, 2019, primarily due to an increase in overnight federal funds purchased and long-term advances from the FHLB. During the third quarter of fiscal 2019, the Company replaced a portion of its short-term borrowings with new long-term borrowings from the FHLB of $110.0 million. The Company’s short-term borrowings fluctuate on a daily basis due to the nature of a portion of its noninterest-bearing deposit base, primarily related to payroll processing timing with a higher volume of short-term borrowings on Monday and Tuesday, which are typically paid down throughout the week.  This predictable fluctuation may be augmented near a month-end by a prefunding of certain programs. The Company also has an available no fee line of credit with JP Morgan of $25.0 million with no funds advanced at September 30, 2019.

See Note 10 to the “Notes to Consolidated Financial Statements,” which are included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
At September 30, 2019, the Company’s stockholders’ equity totaled $844.0 million, an increase of $96.2 million from $747.7 million at September 30, 2018.  Stockholders’ equity increased primarily as a result of an increase in accumulated other comprehensive income, an increase in retained earnings, and additional paid in capital.  At September 30, 2019, the Bank continued to meet regulatory requirements for classification as a well-capitalized institution.  See Note 15 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Results of Operations
The Company’s results of operations are dependent on net interest income, provision for loan and lease losses, non-interest income, non-interest expense and income tax expense. Net interest income is the difference, or spread, between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.  The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan and lease demand and deposit flows.  Notwithstanding that a significant amount of the Company’s deposits, primarily those attributable to the Payments division, pay relatively low rates of interest or none at all, the Company, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities. The provision for loan and lease losses is the adjustment to the allowance for loan and lease losses balance for the applicable period.  The allowance for loan and lease losses is management’s estimate of probable loan and lease losses in the lending portfolio based upon loan and lease losses that have been incurred as of the balance sheet date.

The Company’s noninterest income is derived primarily from tax product fees, prepaid cards, credit products, deposit and ATM fees attributable to the MPS division and fees charged on bank loans, leases and transaction accounts.  Noninterest income is also derived from rental income, net gains on the sale of securities, net gains on the sale of loans and leases, as well as the Company’s holdings of bank-owned life insurance.  This income is offset by noninterest expenses, such as compensation and occupancy expenses associated with additional personnel and office locations, as well as card processing expenses and tax product expenses attributable to Payments.  Noninterest expense is also impacted by acquisition-related expenses, operating lease equipment depreciation expense, occupancy and equipment expenses, regulatory expenses, and legal and consulting expenses.

Average Balances, Interest Rates and Yields
The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Tax-equivalent adjustments have been made in yields on interest-bearing assets and NIM. Non-accruing loans and leases have been included in the table as loans or leases carrying a zero yield.

Fiscal Year Ended September 30,	2019			2018			2017
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (1)
Interest-earning assets:
Cash & fed funds sold	$128,507	$3,494	2.72%	$87,536	$2,249	2.57%	$150,338	$1,382	0.92%
Mortgage-backed securities	393,322	11,390	2.90%	618,985	15,479	2.50%	747,027	16,571	2.22%
Tax exempt investment securities	852,381	20,742	3.08%	1,381,838	34,402	3.30%	1,303,830	31,930	3.77%
Asset-backed securities	299,777	10,705	3.57%	167,477	5,773	3.45%	115,716	2,999	2.59%
Other investment securities	164,451	4,870	2.96%	74,491	2,156	2.89%	114,698	3,104	2.71%
Total investments	1,709,931	47,707	3.11%	2,242,791	57,810	3.08%	2,281,271	54,604	3.15%
Total commercial finance	1,717,869	169,941	9.89%	474,766	36,726	7.74%	216,478	10,199	4.71%
Total consumer finance	341,176	29,965	8.78%	216,128	15,086	6.98%	100,815	6,704	6.65%
Total tax services	110,503	8,193	7.41%	112,583	819	0.73%	49,026	11	0.02%
Total warehouse finance	188,483	11,826	6.27%	14,425	879	6.09%	—	—	—%
National Lending loans and leases	2,358,031	219,925	9.33%	817,902	53,510	6.54%	366,319	16,914	4.62%
Community Banking loans	1,180,594	54,603	4.63%	1,009,255	44,965	4.46%	820,980	35,203	4.29%
Total loans and leases	3,538,625	274,528	7.76%	1,827,157	98,475	5.39%	1,187,299	52,117	4.39%
Total interest-earning assets	5,377,063	$325,729	6.16%	4,157,484	$158,534	4.08%	3,618,909	$108,103	3.46%
Non-interest-earning assets	875,124			454,688			363,392
Total assets	$6,252,187			$4,612,172			$3,982,301

Interest-bearing liabilities:
Interest-bearing checking	$136,069	$356	0.26%	$90,199	$211	0.23%	$42,231	$172	0.41%
Savings	53,434	38	0.07%	56,834	37	0.07%	55,484	31	0.06%
Money markets	60,719	419	0.69%	48,320	123	0.25%	46,466	87	0.19%
Time deposits	149,220	2,830	1.90%	130,944	1,803	1.38%	103,115	830	0.80%
Wholesale deposits	1,772,092	43,005	2.43%	738,796	12,989	1.76%	558,855	4,931	0.88%
Total interest-bearing deposits	2,171,534	46,648	2.15%	1,065,093	15,163	1.42%	806,151	6,051	0.75%
Overnight fed funds purchased	300,203	7,484	2.49%	326,786	6,294	1.93%	259,378	2,649	1.02%
FHLB advances	42,712	1,037	2.43%	68,356	947	1.39%	52,956	1,045	1.97%
Subordinated debentures	73,561	4,647	6.32%	73,413	4,488	6.11%	73,273	4,448	6.07%
Other borrowings	44,097	1,706	3.87%	28,014	1,093	3.90%	15,939	680	4.27%
Total borrowings	460,573	14,874	3.23%	496,569	12,822	2.58%	401,546	8,822	2.20%
Total interest-bearing liabilities	2,632,107	61,522	2.34%	1,561,662	27,985	1.79%	1,207,697	14,873	1.23%
Non-interest bearing deposits	2,685,502	—	—%	2,455,360	—	0.00%	2,286,358	—	—%
Total deposits and interest-bearing liabilities	5,317,609	$61,522	1.16%	4,017,022	$27,985	0.70%	3,494,055	$14,873	0.43%
Other non-interest bearing liabilities	132,901			100,880			87,084
Total liabilities	5,450,510			4,117,902			3,581,139
Shareholders' equity	801,677			494,270			401,162
Total liabilities and stockholders' equity	$6,252,187			$4,612,172			$3,982,301
Net interest income and net interest rate spread including non-interest bearing deposits		$264,207	5.00%		$130,549	3.38%		$93,230	3.04%

Net interest margin			4.91%			3.14%			2.58%
Tax equivalent effect			0.11%			0.27%			0.47%
Net interest margin, tax equivalent (2)			5.02%			3.41%			3.05%
(1) The tax rates used to arrive at the TEY for the fiscal years ended September 30, 2019, 2018, and 2017 were 21%, 24.53%, and 35%, respectively.
(2) Net interest margin expressed on a fully taxable equivalent basis ("net interest margin, tax equivalent") is a non-GAAP financial measure. The tax-equivalent adjustment to net interest income recognizes the estimated income tax savings when comparing taxable and tax-exempt assets and adjusting for federal and state exemption of interest income. Management of the Company believes that it is a standard practice in the banking industry to present net interest margin expressed on a fully taxable equivalent basis, and accordingly believe the presentation of this non-GAAP financial measure may be useful for peer comparison purposes.

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

Fiscal Year Ended September 30,	2019 vs. 2018			2018 vs. 2017 (1)
(Dollars in Thousands)	Increase / (Decrease) Due to Volume	Increase / (Decrease) Due to Rate	Total Increase / (Decrease)	Increase / (Decrease) Due to Volume	Increase / (Decrease) Due to Rate	Total Increase / (Decrease)
Interest-earning assets
Cash & fed funds sold	$1,107	$138	$1,245	$(773)	$1,640	$867
Mortgage-backed securities	(6,265)	2,176	(4,089)	(3,042)	1,950	(1,092)
Tax exempt investment securities	(11,647)	(2,014)	(13,661)	4,778	(2,306)	2,472
Asset-backed securities	4,717	215	4,932	1,594	1,179	2,773
Other investment securities	2,663	51	2,714	(1,148)	200	(948)
Total investments	(11,176)	1,073	(10,103)	1,341	1,864	3,205
Total commercial finance	120,394	12,822	133,216	17,243	9,283	26,526
Total consumer finance	10,287	4,591	14,878	8,034	349	8,383
Total tax services	(15)	7,389	7,374	29	779	808
Total warehouse finance	10,923	24	10,947	879	—	879
National Lending loans and leases	135,737	30,678	166,415	27,361	9,235	36,596
Community Banking Loans	7,871	1,767	9,638	8,358	1,404	9,762
Total loans and leases	119,831	56,222	176,053	32,590	13,768	46,358
Total interest-earning assets	$109,762	$57,433	$167,195	$33,158	$17,272	$50,430

Interest-bearing liabilities
Interest-bearing checking	$118	$28	$146	$136	$(97)	$39
Savings	(2)	3	1	1	5	6
Money markets	39	258	297	4	32	36
Time deposits	277	749	1,026	265	708	973
Wholesale deposits	23,599	6,417	30,016	1,966	6,092	8,058
Total Interest-bearing deposits	21,132	10,352	31,484	2,400	6,712	9,112
Overnight fed funds purchased	(545)	1,735	1,190	825	2,820	3,645
FHLB advances	(444)	534	90	258	(356)	(98)
Subordinated debentures	9	151	160	8	31	39
Other borrowings	622	(9)	613	476	(63)	413
Total borrowings	(982)	3,034	2,052	2,307	1,693	4,000
Total interest-bearing liabilities	$20,150	$13,386	$33,536	$4,707	$8,405	$13,112

Net effect on net interest income	$89,612	$44,047	$133,659	$28,451	$8,867	$37,318
(1)Due to the change in categorization of the Average Balances, Interest Rates and Yields table, the rate/volume calculation results have been conformed to be consistent with the updated categorization for all periods presented.

Comparison of Operating Results for the Fiscal Years Ended
September 30, 2019 and September 30, 2018

General
The Company recorded net income of $97.0 million, or $2.49 per diluted share, for the fiscal year ended September 30, 2019, compared to $51.6 million, or $1.67 per diluted share, for the fiscal year ended September 30, 2018, an increase of $45.4 million. Total revenue for fiscal 2019 was $486.8 million, compared to $315.1 million for fiscal 2018, an increase of 54%. The increase in net income and revenue was primarily due to the improvement in net interest income, attributable to the loans and leases acquired through the Crestmark Acquisition in the fourth quarter of fiscal 2018, along with an enhanced interest-earning asset mix.

Net Interest Income
Net interest income for fiscal 2019 increased by $133.7 million, or 102%, to $264.2 million from $130.5 million for the same period of the prior year. The increase in net interest income was primarily due to an increase in interest income of 105% to $325.7 million for fiscal 2019, from $158.5 million for the same period of the prior year. The increase in interest income was primarily due to growth in loan and lease balances, particularly in the commercial, consumer and warehouse finance portfolios. The average balance of loans and leases as a percentage of interest-earning assets for the fiscal year ended September 30, 2019 increased to 66%, from 44% for the fiscal year ended September 30, 2018, while the average balance of total investments as a percentage of interest-earnings assets decreased to 32%, from 54% over that same period.

NIM was 4.91% for fiscal 2019, an increase of 177 basis points from 3.14% in fiscal 2018. NIM,TE was 5.02% in fiscal 2019, an increase of 161 basis points from 3.41% in fiscal 2018. The increases in NIM and NIM, TE in fiscal 2019, compared to the same period of the prior year, were primarily attributable to higher net loan and lease yields attained through the Crestmark division.

The overall reported tax equivalent yield ("TEY") on average interest-earning assets increased by 208 basis points to 6.16% when comparing fiscal 2019 to fiscal 2018. The improvement was driven primarily by the Company's improved earning asset mix, which reflects increased balances in the National Lending portfolio. The yield on the national lending portfolio increased by 279 basis points while the yield on the community banking loan portfolio increased by 17 basis points.  The fiscal 2019 TEY on the securities portfolio increased by three basis points to 3.11% as compared to the same period of the prior year.

The Company's average interest earning assets for fiscal 2019 increased $1.22 billion, or 29%, to $5.38 billion, from $4.16 billion during 2018. The increase was primarily attributable to growth in the Company's average loan and lease portfolio of $1.71 billion, of which $1.54 billion was related to an increase in National Lending loans and leases and $171.3 million was related to Community Banking loans. This increase was partially offset by a decrease in total investment securities of $532.9 million, which decreased as the Company continued to utilize sales of securities and cash flow from its amortizing securities portfolio to fund loan growth.

The Company’s average balance of total deposits and interest-bearing liabilities increased $1.30 billion, or 32%, to $5.32 billion during fiscal 2019, from $4.02 billion during 2018. This increase was primarily due to increases in average wholesale deposits of $1.03 billion and average noninterest-bearing deposits of $230.1 million, partially offset by a decrease in the average balance of total borrowings of $36.0 million.

Overall, the Company’s cost of funds for all deposits and borrowings averaged 1.16% during fiscal 2019, compared to 0.70% during fiscal 2018. This increase was primarily due to the interest-bearing time deposits acquired by the Company in connection with the Crestmark Acquisition in the fourth quarter of fiscal 2018. The Company's overall cost of deposits was 0.96% during fiscal 2019, compared to 0.43% during fiscal 2018. Notwithstanding this increase, the Company believes that its growing, lower-cost deposit base gives it a distinct and significant competitive advantage, and even more so if interest rates rise, because the Company anticipates that its cost of funds will likely remain relatively low, increasing less than at many other banks.

Provision for Loan and Lease Losses
In fiscal 2019, the Company recorded $55.7 million in provision for loan and lease losses, compared to $29.4 million in fiscal 2018.  The increase in provision expense was primarily driven by loan and lease growth and increased net charge-offs within the commercial finance portfolio. During fiscal year 2019, the Company had net charge-offs of $24.9 million within its tax services portfolio, all of which were fully reserved for. Also see Note 4 to the Condensed Consolidated Financial Statements included in this Annual Report on Form 10-K.

Noninterest Income
Noninterest income increased by $38.0 million, or 21%, to $222.5 million for fiscal 2019 from $184.5 million for fiscal 2018, primarily attributable to a full year of business conducted by the Crestmark division following the Crestmark Acquisition in August 2018. This increase was largely due to increases in rental income of $33.7 million, gain on sale of investments of $8.9 million, gain on sale of loans and leases of $4.9 million, deposits fees of $4.6 million, and other income of $4.5 million. The increase in noninterest income was partially offset by decreases in card fee income of $14.5 million and total tax product fee income of $3.7 million. The increase in rental income, gain on sale of loans, and other income was largely attributable to the Crestmark Acquisition. The increase in deposit fee income was primarily related to the growth and transition of certain product fee income from card fees to deposit fees, attributable to the Company's Payments division.

Noninterest Expense.
Noninterest expense increased by $104.9 million, or 46%, to $333.2 million for fiscal 2019 from $228.2 million for fiscal 2018, primarily due to a full year of expenses attributable to the Crestmark division. This increase in noninterest expense was largely driven by an increase in compensation expense of $46.8 million and operating depreciation expense of $20.8 million when compared to the prior year. Also contributing to the increase when comparing fiscal 2019 to 2018, were increases in other expense of $14.4 million, impairment expense of $9.6 million, occupancy and equipment expense of $8.3 million and intangible amortization expense of $8.1 million. The increase in compensation and benefits was primarily due to the addition of Crestmark division employees and new hires in the second half of fiscal 2018 in support of Meta's National Lending and other business initiatives. The increase in operating depreciation expense was attributable to the Crestmark division. The impairment expense included $9.5 million related to the DC Solar relationship.

Income Tax Expense
The Company recorded an income tax benefit of $3.4 million for fiscal 2019, resulting in an effective tax rate of (3.4)%, compared to an income tax expense of $5.1 million and an effective tax rate of 9.0%, in fiscal 2018. Despite the increase in earnings, the Company recorded less income tax expense than the prior year due to multiple factors. Fiscal year 2018 included a $4.6 million income tax benefit recognized by the Company as a result of amending a historical tax return of Crestmark Bancorp, Inc. The Company also recognized an investment tax credit in fiscal 2019, which reduced the Company's income tax expense by $27.1 million compared to $4.0 million in fiscal 2018, reflecting the generation of investment tax credits under the Company's initiatives in the renewable energy sector. Another factor that contributed to the reduction in both the income tax expense and effective tax rate were the provisions of the Tax Cuts and Jobs Act (the "Tax Act"), which lowered Meta's statutory rate from 24.53% in fiscal 2018 to 21% in fiscal 2019.

Comparison of Operating Results for the Fiscal Years Ended
September 30, 2018, and September 30, 2017

General
The Company recorded net income of $51.6 million, or $1.67 per diluted share, for the fiscal year ended September 30, 2018, compared to $44.9 million, or $1.61 per diluted share, for the fiscal year ended September 30, 2017, an increase of $6.7 million. The increase in net income was primarily caused by an increase in net interest income of $37.3 million, a reduction of $10.2 million in intangible impairment expense, and increases in rental income of $7.3 million, tax advance fee income of $3.8 million, deposit fees of $3.7 million, and refund advance fee income of $2.9 million. The net income increase was offset in part by an increase in compensation and benefits expense of $20.3 million, loss on sale of securities of $7.7 million, legal and consulting expense of $6.7 million, other expense of $4.9 million, and occupancy and equipment expense of $3.3 million.

Net Interest Income
Net interest income for fiscal 2018 increased by $37.3 million, or 40%, to $130.5 million from $93.2 million for the prior year. NIM increased to 3.41% in fiscal 2018 as compared to 3.05% in fiscal 2017. The increase in net interest income was primarily due to an increase in interest income of $50.4 million to $158.5 million from $108.1 million for the prior year. The increase in interest income was primarily due to an increase in the Company’s average earning assets of 15% to $4.16 billion during fiscal 2018 from $3.62 billion during 2017.

This increase in average earning assets was primarily driven by a combination of strong loan growth in the Company's existing portfolios and the acquired loans and leases from the Crestmark Acquisition. Interest income on investment securities was also a contributing factor. The increase in interest income was partially offset by an increase in interest expense of $13.1 million, to $28.0 million for fiscal 2018 from $14.9 million for the prior year.

The Company’s average balance of total deposits and interest-bearing liabilities increased $523.0 million, or 15%, to
$4.02 billion during fiscal 2018 from $3.49 billion during 2017.The increase was driven by a combination of both wholesale deposits and short-term borrowings in order to fund the Company's loan growth and acquired loan and lease portfolios. The average outstanding balance of non-interest-bearing deposits increased from $2.29 billion in fiscal 2017 to $2.46 billion in fiscal 2018.  The Company’s cost of total deposits and interest-bearing liabilities increased 27 basis points to 0.70% during fiscal 2018 from 0.43% during 2017. This increase was primarily due to a rise in short-term interest rates as well as higher average overall funding balances when compared to the prior year.

Provision for Loan Losses
In fiscal 2018, the Company recorded $29.4 million in provision for loan losses, compared to $10.6 million in fiscal 2017.  The increase in provision expense was driven by a combination of higher seasonal tax services loans held on the balance sheet, growth in the existing community bank and insurance premium finance loan portfolios, provision related to the Company's student loan portfolio and provision related to the acquired Crestmark loans and leases.

Non-Interest Income
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

Non-Interest Expense
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

Income Tax Expense
Income tax expense for fiscal 2018 was $5.1 million, resulting in an effective tax rate of 9.0%, compared to a tax expense of $10.2 million and an effective tax rate of 18.6%, in fiscal 2017. Despite the increase in earnings, the Company recorded less income tax expense than the prior year due to multiple factors. One factor that contributed to the reduction in both the income tax expense and effective tax rate were the provisions of the Tax Act, which lowered Meta's statutory rate from 35% in fiscal 2017 to 24.53% in fiscal 2018. The Company also recognized an investment tax credit in fiscal 2018, which reduced the Company's income tax expense by $4.0 million from fiscal 2017, reflecting the generation of investment tax credits under the Company's initiatives in the renewable energy sector. In addition, fiscal 2018 included a $4.6 million benefit recognized by the Company as a result of amending a historical tax return of Crestmark.

Asset Quality

At September 30, 2019, non-performing assets, consisting of impaired/non-accruing loans and leases, accruing loans and leases delinquent 90 days or more, foreclosed real estate, repossessed property, and non-performing operating leases, totaled $56.5 million, or 0.91% of total assets, compared to $41.8 million, or 0.72% of total assets, at September 30, 2018.  The increase in NPAs was primarily attributable to the growth of the commercial finance portfolio. The Company does not anticipate these nonperforming loans and leases to materialize into a significant increase in losses, as many are well-collateralized. As of September 30, 2019, the Company had non-accruing loans and leases totaling $14.4 million and foreclosed and repossessed assets of approximately $29.5 million, or 0.48% of total assets. The outstanding foreclosed and repossessed asset balance was primarily related to a previously disclosed agricultural relationship.

The Company maintains an allowance for loan and lease losses because it is probable that some loans and leases may not be repaid in full.  At September 30, 2019, the Company had an allowance for loan and lease losses of $29.1 million as compared to $13.0 million at September 30, 2018. The increase was driven by a $13.3 million increase in the commercial finance portfolio and a $2.6 million increase in the consumer finance portfolio. During fiscal year 2019, the Company had net charge-offs of $39.5 million, of which $24.9 million were related to the tax services portfolio. The charge-offs within the tax services portfolio were fully reserved for. Allowance for loan and lease losses as a percentage of the total loan and lease portfolio was 0.80% at September 30, 2019, compared to 0.44% at September 30, 2018. A primary driver of this change was the run-off and amortization of the acquired loans and leases from the Crestmark Acquisition, and the corresponding credit mark, and their replacement with newly-originated loans.

Management’s periodic review of the allowance for loan and lease losses is based on various subjective and objective factors, including the Company’s past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions.  While management may allocate portions of the allowance for specifically identified problem loan and lease situations, the majority of the allowance is based on both subjective and objective factors related to the overall loan and lease portfolio and is available for any loan and lease charge-offs that may occur.  As stated previously, there can be no assurance future losses will not exceed estimated amounts, or that additional provisions for loan and lease losses will not be required in future periods.  In addition, the Bank is subject to review by the OCC, which has the authority to require management to make changes to the allowance for loan and lease losses, and the Company is subject to similar review by the Federal Reserve.

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

At September 30, 2019, $1.9 million of the allowance for loan and lease losses was allocated to impaired loans and leases. See Note 4 of the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. $2.6 million of the total allowance was allocated to other identified problem loans and loan relationships, representing 1.8% of the related loan and lease balances, and $24.6 million of the total allowance, representing 0.7% of the related loan and lease balances, was allocated to the remaining overall loan and lease portfolio based on historical loss experience and qualitative factors.  At September 30, 2018, none of the allowance for loan and lease losses was allocated to impaired loans and leases. $0.8 million of the total allowance was allocated to other identified problem loan and lease situations or 0.7% of related loan and lease balances, and $12.2 million of the total allowance, representing 0.4%, was allocated against losses from the overall loan and leases portfolio based on historical loss experience and qualitative factors.

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

The level of potential problem loans and leases is another predominant factor in determining the relative level of risk in the loan and lease portfolio and in determining the appropriate level of the allowance for loan and lease losses.  Potential problem loans and leases are generally defined by management to include loans and leases rated as substandard by management that are not considered impaired (i.e., non-accrual loans and leases and accruing troubled debt restructurings), but there are circumstances that create doubt as to the ability of the borrower to comply with repayment terms.  The decision of management to include performing loans and leases in potential problem loans and leases does not necessarily mean that the Company expects losses to occur, but that management recognizes a higher degree of risk associated with these loans and leases.  The loans and leases that have been reported as potential problem loans and leases are predominantly commercial loans and leases covering a diverse range of businesses and real estate property types.  At September 30, 2019, potential problem loans and leases totaled $41.2 million compared to $24.6 million at September 30, 2018.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, derived principally through its Payments division, and to a lesser extent through its Community Bank division, borrowings, principal and interest payments on loans and leases and MBS, and maturing investment securities.  In addition, the Company utilizes wholesale deposit sources to provide temporary funding when necessary or when favorable terms are available. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are influenced by the level of interest rates, general economic conditions and competition. The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.

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

The low-cost checking deposits generated through the Company's Payments division may carry a greater degree of concentration risk than traditional consumer checking deposits but, based on experience, the Company believes that Payments‑generated deposits are a stable source of funding.  To date, the Company has not experienced any material net outflows related to Payments-generated deposits, though no assurance can be given that this will continue to be the case.

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

The primary investing activities of the Company are the origination of loans and leases, the acquisitions of companies and the purchase of securities. During the fiscal years ended September 30, 2019, 2018 and 2017, the Company originated loans and leases totaling $10.97 billion, $4.39 billion and $2.60 billion, respectively. Purchases of loans and leases totaled $278.1 million, $165.7 million, and $141.4 million during the fiscal years ended September 30, 2019, 2018 and 2017. During the fiscal years ended September 30, 2019, 2018 and 2017, the Company purchased MBS and other securities in the amount of $297.8 million, $653.2 million and $849.5 million, respectively.  Of these purchases, there were no securities designated as held to maturity in fiscal 2019 and fiscal 2018 and $0.9 million designated as held to maturity in fiscal 2017.

At September 30, 2019, the Company had unfunded loan and lease commitments of $978.1 million. See Note 16 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.  Certificates of deposit scheduled to mature in one year or less at September 30, 2019 totaled $1.29 billion, of which $1.21 billion were wholesale time deposits and $80.9 million were non-wholesale time deposits. Management believes that loan repayment and other sources of funds will be adequate to meet the Company’s foreseeable short- and long-term liquidity needs.

The following table summarizes the Company’s significant contractual obligations at September 30, 2019.

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(Dollars in thousands)
Time deposits	$109,275	$80,915	$26,807	$1,553	$—
Wholesale time deposits	1,307,215	1,208,153	98,963	99	—
Long-term borrowings	215,838	7,301	117,429	2,408	88,700
Short-term borrowings	646,019	646,019	—	—	—
Operating leases	34,082	3,709	6,384	5,018	18,971
Total	$2,312,429	$1,946,097	$249,583	$9,078	$107,671

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

The Company and the Bank met regulatory requirements for classification as well-capitalized institutions at September 30, 2019.  Based on current and expected continued profitability and subject to continued access to capital markets, management believes that the Company and the Bank will continue to meet the capital conservation buffer of 2.5% in addition to required minimum capital ratios. See Note 15 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Management and the Board of Directors are also mindful of new capital rules that will increase bank and holding company capital requirements and liquidity requirements.  No assurance can be given that our regulators will consider our liquidity level, or our capital level, though substantially in excess of current rules pursuant to which the Company and the Bank are considered “well-capitalized,” to be sufficiently high in the future.

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

Allowance for Loan and Lease Losses
The Company’s allowance for loan and lease losses methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans and leases and other factors.  Quantitative factors also incorporate known information about individual loans and leases, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan and lease structure, existing loan and lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology.  Although management believes the levels of the allowance as of both September 30, 2019 and September 30, 2018 were adequate to absorb probable incurred losses inherent in the loan and lease portfolio, a decline in local economic conditions or other factors could result in increasing losses.

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

The excess of consideration paid over the fair value of the net assets acquired is recorded as goodwill.  Determining the fair value of assets acquired, including identifiable intangible assets, liabilities assumed, and any non-controlling interest often requires the use of significant estimates and assumptions.  This may involve estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques such as estimates of attrition, inflation, asset growth rates, discount rates, multiples of earnings or other relevant factors.  In addition, the determination of the useful lives over which an intangible asset will be amortized is subjective.  See Note 8 Goodwill and Intangibles to the Consolidated Financial Statements for further information.

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

The Company’s cost of funds responds to changes in interest rates due to the relatively short-term nature of its wholesale deposit portfolio, and due to the relatively short-term nature of its borrowed funds.  The Company believes that its growing portfolio of longer duration, low-cost deposits generated from its payments segment provides a stable and profitable funding vehicle, but also subjects the Company to greater risk in a falling interest rate environment than it would otherwise have without this portfolio.  This risk is due to the fact that, while asset yields may decrease in a falling interest rate environment, the Company cannot significantly reduce interest costs associated with these deposits, which thereby compresses the Company’s NIM.

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

Earnings at risk and economic value analysis
As a continuing part of its financial strategy, the Bank considers methods of managing an asset/liability mismatch consistent with maintaining acceptable levels of net interest income.  In order to monitor interest rate risk, the Board of Directors has created an Asset/Liability Committee whose principal responsibilities are to assess the Bank’s asset/liability mix and implement strategies that will enhance income while managing the Bank’s vulnerability to changes in interest rates.

The Company uses two approaches to model interest rate risk: Earnings at Risk (“EAR analysis”) and Economic Value of Equity (“EVE analysis”).  Under EAR analysis, net interest income is calculated for each interest rate scenario to the net interest income forecast in the base case.  EAR analysis measures the sensitivity of interest-sensitive earnings over a one-year minimum time horizon.  The results are affected by projected rates, prepayments, caps and floors. Management exercises its best judgment in making assumptions regarding events that management can influence, such as non-contractual deposit re-pricing, as well as events outside of management's control, such as customer behavior on loan and deposit activity and the effect that competition has on both lending and deposit pricing. These assumptions are subjective and, as a result, net interest income simulation results will differ from actual results due to the timing, magnitude and frequency of interest rate changes, changes in market conditions, customer behavior and management strategies, among other factors. The Company performs various sensitivity analyses on assumptions of deposit attrition and deposit re-pricing, as well as market-implied forward rates and various likely and extreme interest rate scenarios, including rapid and gradual interest rate ramps, rate shocks and yield curve twists.

The EAR analysis used in the following table reflects the required analysis used no less than quarterly by management.  It models -200, -100, +100, +200, +300 and +400 basis point parallel shifts in market interest rates over the next one-year period.  Due to the current low level of interest rates, only ‑100 and -200 basis point parallel shifts are represented.

The Company was within Board approved policy limits for all interest rate scenarios using the snapshot as of September 30, 2019. The tables below show the results of the scenarios as of September 30, 2019 and 2018:

Net Sensitive Earnings at Risk
Balances as of September 30, 2019		Change in Interest Income/Expense for a given change in interest rates
		Over / (Under) Base Case Parallel Shift
(Dollars in thousands)	Book Value	-200	-100	Base	100	200	300	400
Total Interest-Sensitive Income	5,110,297	255,078	273,295	295,093	317,174	338,529	359,365	380,099
Total Interest-Sensitive Expense	2,753,548	17,614	33,696	50,985	67,906	84,636	101,369	118,102
Net Interest-Sensitive Income	2,356,749	237,464	239,599	244,108	249,268	253,893	257,996	261,997

Percentage Change from Base	—	-2.7%	-1.8%	—%	2.1%	4.0%	5.7%	7.3%
Board Policy Limits	—	-12.0%	-8.0%	—%	-8.0%	-10.0%	-15.0%	-20.0%

Net Sensitive Earnings at Risk
Balances as of September 30, 2018		Change in Interest Income/Expense for a given change in interest rates
		Over / (Under) Base Case Parallel Shift
(Dollars in thousands)	Book Value	-200(1)	-100	Base	100	200	300	400
Total Interest-Sensitive Income	5,003,335	—	267,438	289,843	311,637	333,151	354,494	375,974
Total Interest-Sensitive Expense	2,453,134	—	37,089	52,403	68,057	83,713	99,370	115,029
Net Interest-Sensitive Income	2,550,201	—	230,349	237,440	243,580	249,438	255,124	260,945

Percentage Change from Base	—	—%	-3.0%	—%	2.6%	5.1%	7.4%	9.9%
Board Policy Limits	—	—%	-8.0%	—%	-8.0%	-10.0%	-15.0%	-20.0%
(1) A -200 basis point parallel shift was not analyzed by the Company at September 30, 2018.

The EAR analysis reported at September 30, 2019, shows that in all rising rate scenarios, more assets than liabilities will reprice over the modeled one-year period.

IRR is a snapshot in time.  The Company’s business and deposits are predictably cyclical on a weekly, monthly and yearly basis.  The Company’s static IRR results could vary depending on which day of the week and timing in relation to certain payrolls, as well as time of the month in regard to early funding of certain programs, when this snapshot is taken.  The Company’s overnight federal funds purchased fluctuates on a predictable daily and monthly basis due to fluctuations in a portion of its noninterest-bearing deposit base, primarily related to payroll processing and timing of when certain programs are prefunded and when the funds are received.

The Company believes that its growing portfolio of noninterest-bearing deposits provides a stable and profitable funding vehicle and a significant competitive advantage in a rising interest rate environment as the Company’s cost of funds will likely remain relatively low, with less of an increase in the cost of funds expected relative to many other banks.

Under EVE analysis, the economic value of financial assets, liabilities and off-balance sheet instruments is derived under each rate scenario.  The economic value of equity is calculated as the difference between the estimated market value of assets and liabilities, net of the impact of off-balance sheet instruments.

The EVE analysis used in the following table reflects the required analysis used no less than quarterly by management.  It models immediate -200, -100, +100, +200, 300 and +400 basis point parallel shifts in market interest rates.  Due to the current low level of interest rates, only -100 and -200 basis point parallel shifts are represented.

The Company was within Board policy limits for all scenarios. The tables below show the results of the scenario as of September 30, 2019 and 2018:

Economic Value Sensitivity

Balances as of September 30, 2019	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-200	-100	100	200	300	400
Percentage Change from Base	-9.2%	-4.0%	1.9%	2.1%	1.6%	0.9%
Board Policy Limits	-20.0%	-10.0%	-10.0%	-20.0%	-25.0%	-35.0%

Balances as of September 30, 2018	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-200	-100	100	200	300	400
Percentage Change from Base	—%	0.6%	-2.6%	-6.0%	-9.8%	-12.3%
Board Policy Limits	—%	-10.0%	-10.0%	-20.0%	-30.0%	-40.0%

The EVE at risk reported at September 30, 2019, shows that, as interest rates increase, the economic value of equity position will be relatively neutral. When viewing total asset versus total liability economic value, projected total assets are affected similarly on a percentage basis as compared to projected total liabilities in a rising rate environment.

Item 8.        Financial Statements and Supplementary Data

Reports of Independent Registered Public Accounting Firm

Consolidated Financial Statements
Statements of Financial Condition
Statements of Operations
Statements of Comprehensive Income
Statements of Changes in Stockholders’ Equity
Statements of Cash Flows
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Meta Financial Group, Inc.
Sioux Falls, South Dakota

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of Meta Financial Group, Inc. and Subsidiaries (the "Company") as of September 30, 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended September 30, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019, and the results of its operations and its cash flows for the year ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 26, 2019 expressed an adverse opinion.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses -General Reserve Qualitative Adjustment

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for loan losses is a valuation account that reflects the Company’s estimate of incurred losses in its loan portfolio to the extent they are both probable and reasonable to estimate.  The allowance for loan losses was $29.1 million at September 30, 2019, which consists of two components: the valuation allowance for loans individually evaluated for impairment (“specific reserves”), representing $1.9 million, and the valuation allowance for loans collectively evaluated for impairment (“general reserves”), representing $27.2 million. The general reserve component is based on a quantitative and qualitative analysis. The calculation of the allowance for loan losses involves significant estimates and subjective assumptions which require a high degree of judgment relating to 1) the general economic environment in the Company’s markets, including economic conditions throughout the Midwest, 2) the size and complexity of individual credits in relation to loan and lease structure and, 3) existing loan and lease policies and the pace of portfolio growth.  Changes in these assumptions could have a material effect on the Company’s financial results.

The qualitative adjustment for the general reserve includes consideration of: changes in lending and leasing policies and procedures, changes in national and local economic and business conditions and developments, changes in the nature and volume of the loan and lease portfolio, changes in lending and leasing management and staff, trends in past due, classified, nonaccrual, and other loan and lease categories, changes in the Company’s loan and lease review system and oversight, changes in collateral and residual values, credit concentration risk, and the regulatory and legal requirements and environment.

The qualitative adjustment contributes significantly to the general reserve component of the allowance for loan losses.  Management’s identification and analysis of these considerations and related adjustments requires significant judgment. We identified the estimate of the qualitative adjustment of the general reserve for the commercial real estate segment in the community banking portfolio and the commercial finance segment in the national lending portfolio (“identified segments”) as a critical audit matter as they represent a significant portion of the total qualitative adjustment and because management’s estimate relies on a qualitative analysis to determine a quantitative adjustment which required especially subjective auditor judgment.

 The primary procedures we performed to address this critical audit matter included:

•	Testing the effectiveness of controls over the evaluation of the general reserve qualitative adjustments for the identified segments, including controls addressing:

◦	Management's review of the accuracy of data inputs used as the basis for the allowance allocations resulting from the qualitative adjustments

◦	Management's review of the reasonableness of the judgments and assumptions used to develop the qualitative adjustments for the general reserve.

◦	Management's review of the mathematical accuracy of the allowance calculation.

•	Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the general reserve qualitative adjustments for the identified segments which included:

◦	Evaluation of the completeness and accuracy of data inputs used as a basis for the adjustments relating to qualitative general reserve factors.

◦
Evaluation of the reasonableness of management’s judgements related to the qualitative and quantitative assessment of the data used in the determination of the general reserve qualitative adjustments and the resulting allocation to the allowance. Among other procedures, our evaluation considered, evidence from internal and external sources, loan portfolio performance and whether such assumptions were applied consistently period to period.

◦	Analytically evaluating the qualitative adjustment year over year for directional consistency and testing for reasonableness.

◦	Testing the mathematical accuracy of the allowance calculation, including the application of the qualitative adjustments.

Rental Equipment Impairment Expense

As described in Note 2 to the consolidated financial statements, during the year ended September 30, 2019, the Company impaired and adjusted the acquisition date fair value of certain rental equipment (mobile solar generators). Approximately $9.5 million was recorded as impairment expense in the current year, related to leased equipment acquired during the year, and approximately $2.0 million (net of tax) was recorded as a measurement period adjustment which increased goodwill, related to leased equipment acquired in the Crestmark Acquisition. The impairment recorded represents the excess of the book value of the rental equipment at the impairment date over the estimated fair value of the rental equipment at that date. Estimating the fair value of the rental equipment required management to make significant assumptions about the recoverability of the equipment, the Company’s ability to re-lease the equipment, future contractual rents and residual values.

We identified the estimate of the fair value of the rental equipment at the impairment date as a critical audit matter as it involves especially subjective auditor judgment as there is not an active and observable market for the rental or sale of the equipment.

 The primary procedures we performed to address this critical audit matter included:

•
Testing management’s controls over determining the estimate of fair value of the rental equipment at the impairment date including the evaluation of the significant assumptions identified above and the mathematical accuracy of the calculation.

•	Substantively testing management’s estimate which included:

◦
Evaluation of the reasonableness of management’s assumptions of how much of the owned rental equipment would be recovered, their estimate of future rental income on the recovered equipment and their estimate of the future residual value of that equipment.

◦
Testing the accuracy of management’s estimated fair value computation which was based on the estimated future rental income and residual values, including evaluating the reasonableness of and the basis for the discount rate used by management in their fair value estimate.

◦	Evaluation of subsequent information to determine whether management’s impairment date assumptions were reasonable given that information.

Audit Response to Material Weakness

As discussed in Management’s Report on Internal Control Over Financial Reporting, the Company identified a material weakness in their internal control over financial reporting resulting from the aggregation of control deficiencies at the Crestmark division relating to developer access to an internally developed system, program change controls over both vendor supplied systems and an internally developed system and review procedures related to new loan account recording and client record maintenance changes.

This material weakness impacts the Company’s controls over IT systems and business processes related to lending and expense disbursements at that division and required us to increase the extent of our audit effort, including the need to modify the nature and extent of audit evidence obtained. Significant auditor judgment was required to design and execute the incremental audit procedures and to assess the sufficiency of the procedures performed and the audit evidence obtained.

As a result of the material weaknesses, we expanded the scope of our audit procedures designed to test the existence of loans and the accuracy of loan balances and other attributes related to the impacted loan portfolios and lowered the threshold for investigating differences between recorded amounts of expenses and independent expectations developed by us than we would have otherwise used if the Company’s controls were designed and operating effectively.

/s/ Crowe LLP

We have served as the Company’s auditor since 2018.

Grand Rapids, Michigan
November 26, 2019

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Meta Financial Group, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statement of financial condition of Meta Financial Group, Inc. and subsidiaries (the Company) as of September 30, 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two‑year period ended September 30, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018, and the results of its operations and its cash flows for each of the years in the two‑year period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP

We served as the Company’s auditor from 2008 to 2018.

Des Moines, Iowa
November 29, 2018

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition

(Dollars in Thousands, Except Share Data)
ASSETS	September 30, 2019	September 30, 2018
Cash and cash equivalents	$126,545	$99,977
Investment securities available for sale, at fair value	889,947	1,484,160
Mortgage-backed securities available for sale, at fair value	382,546	364,065
Investment securities held to maturity, at cost	127,582	163,893
Mortgage-backed securities held to maturity, at cost	7,182	7,850
Loans held for sale	148,777	15,606
Loans and leases	3,658,847	2,944,739
Allowance for loan and lease losses	(29,149)	(13,040)
Federal Home Loan Bank Stock, at cost	30,916	23,400
Accrued interest receivable	20,400	22,016
Premises, furniture, and equipment, net	45,932	40,458
Rental equipment, net	208,537	107,290
Bank-owned life insurance	89,827	87,293
Foreclosed real estate and repossessed assets	29,494	31,638
Goodwill	309,505	303,270
Intangible assets	52,810	70,719
Prepaid assets	9,476	27,906
Deferred taxes	18,884	18,737
Other assets	54,832	35,090

Total assets	$6,182,890	$5,835,067

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Noninterest-bearing checking	$2,358,010	$2,405,274
Interest-bearing checking	185,768	111,587
Savings deposits	49,773	54,765
Money market deposits	76,911	51,995
Time certificates of deposit	109,275	276,180
Wholesale deposits	1,557,268	1,531,186
Total deposits	4,337,005	4,430,987
Short-term borrowings	646,019	425,759
Long-term borrowings	215,838	88,963
Accrued interest payable	9,414	7,794
Accrued expenses and other liabilities	130,656	133,838
Total liabilities	5,338,932	5,087,341

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued or outstanding at September 30, 2019 and 2018, respectively	—	—
Common stock, $.01 par value; 90,000,000 shares authorized, 37,821,508 and 39,192,063 shares issued, 37,807,064 and 39,167,280 shares outstanding at September 30, 2019 and 2018, respectively	378	393
Common stock, Nonvoting, $.01 par value; 3,000,000 shares authorized, no shares issued or outstanding at September 30, 2019 and 2018, respectively	—	—
Additional paid-in capital	580,826	565,811
Retained earnings	252,813	213,048
Accumulated other comprehensive income (loss)	6,339	(33,111)
Treasury stock, at cost, 14,444 and 24,783 common shares at September 30, 2019 and 2018, respectively	(445)	(1,989)
Total equity attributable to parent	839,911	744,152
Noncontrolling interest	4,047	3,574
Total stockholders' equity	843,958	747,726

Total liabilities and stockholders’ equity	$6,182,890	$5,835,067
See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Fiscal Years Ended September 30,
(Dollars in Thousands, Except Share and Per Share Data)	2019	2018	2017
Interest and dividend income:
Loans and leases, including fees	$274,528	$98,475	$52,117
Mortgage-backed securities	11,390	15,479	16,571
Other investments	39,811	44,580	39,415
	325,729	158,534	108,103
Interest expense:
Deposits	46,648	15,163	6,051
FHLB advances and other borrowings	14,874	12,822	8,822
	61,522	27,985	14,873

Net interest income	264,207	130,549	93,230

Provision for loan and lease losses	55,650	29,432	10,589

Net interest income after provision for loan and lease losses	208,557	101,117	82,641

Noninterest income:
Refund transfer product fees	39,198	41,879	38,956
Tax advance product fees	34,687	35,703	31,913
Card fees	79,982	94,446	94,707
Rental income	41,053	7,333	—
Loan and lease fees	4,292	4,470	3,882
Bank-owned life insurance	2,535	2,590	2,216
Deposit fees	9,090	4,451	736
Gain (loss) on sale of securities available-for-sale, net (Includes $729, ($8,177), and ($493) reclassified from accumulated other comprehensive income (loss) for net gain (loss) on available for sale securities for the fiscal years ended September 30, 2019, 2018 and 2017, respectively)	729	(8,177)	(493)
Gain on sale of loans and leases	5,244	355	—
Loss on foreclosed real estate	(278)	(19)	(6)
Other income	6,013	1,494	261
Total noninterest income	222,545	184,525	172,172

Noninterest expense:
Compensation and benefits	155,811	109,044	88,728
Refund transfer product expense	7,526	11,750	11,885
Tax advance product expense	3,102	1,817	3,241
Card processing	23,677	26,283	24,130
Occupancy and equipment	28,071	19,740	16,465
Operating lease equipment depreciation	26,181	5,386	—
Legal and consulting	17,310	15,064	8,384
Marketing	2,688	2,674	2,117
Data processing	1,471	1,226	1,449
Intangible amortization	17,711	9,641	12,362
Impairment expense	9,660	18	10,248
Other expense	39,952	25,589	20,654
Total noninterest expense	333,160	228,232	199,663

Income before income tax expense	97,942	57,410	55,150

Income tax (benefit) expense (Includes $184, ($2,330), and ($185) reclassified from accumulated other comprehensive income (loss) for the fiscal years ended September 30, 2019, 2018 and 2017, respectively)	(3,374)	5,117	10,233

Net income before noncontrolling interest	101,316	52,293	44,917
Net income attributable to noncontrolling interest	4,312	673	—
Net income attributable to parent	$97,004	$51,620	$44,917

Earnings per common share:
Basic	$2.49	$1.68	$1.62
Diluted	$2.49	$1.67	$1.61

See Notes to Consolidated Financial Statements

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	For Fiscal Years Ended September 30,
(Dollars in Thousands)	2019	2018	2017
Net income before noncontrolling interest	$101,316	$52,293	$44,917

Other comprehensive income (loss):
Change in net unrealized gain (loss) on debt securities	53,739	(66,053)	(21,661)
(Gain) loss realized in net income	(729)	8,177	493
	53,010	(57,876)	(21,168)
Unrealized gain (loss) on currency translation	(122)	3	—
Deferred income tax effect	12,963	(15,596)	(7,414)
Total other comprehensive income (loss)	39,925	(42,277)	(13,754)
Total comprehensive income	141,241	10,016	31,163
Total comprehensive income attributable to noncontrolling interest	4,312	673	—
Comprehensive income attributable to parent	$136,929	$9,343	$31,163
See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Fiscal Years Ended September 30, 2017, 2018 and 2019

	Meta Financial Group Stockholder's Equity
(Dollars in Thousands, Except Share and Per Share Data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Meta Stockholders’ Equity	Non-controlling Interest	Total Equity

Balance, September 30, 2016	$255	$184,610	$127,190	$22,920	$—	$334,975	$—	$334,975
Adoption of Accounting Standards Update 2016-09	—	104	(104)	—	—	—	—	—
Cash dividends declared on common stock ($0.17 per share)	—	—	(4,839)	—	—	(4,839)	—	(4,839)
Issuance of common shares due to exercise of stock options	—	650	—	—	—	650	—	650
Issuance of common shares due to restricted stock	12	—	—	—	—	12	—	12
Issuance of common shares due to ESOP	—	1,174	—	—	—	1,174	—	1,174
Issuance of common shares due to acquisition	21	37,275	—	—	—	37,296	—	37,296
Contingent consideration equity earnout due to acquisition	—	24,142	—	—	—	24,142	—	24,142
Shares repurchased	—	(204)	—	—	(266)	(470)	—	(470)
Stock compensation	—	10,393	—	—	—	10,393	—	10,393
Net change in unrealized losses on securities, net of income taxes	—	—	—	(13,754)	—	(13,754)	—	(13,754)
Net income	—	—	44,917	—	—	44,917	—	44,917
Balance, September 30, 2017	$288	$258,144	$167,164	$9,166	$(266)	$434,496	$—	$434,496

Balance, September 30, 2017	$288	$258,144	$167,164	$9,166	$(266)	$434,496	$—	$434,496
Cash dividends declared on common stock ($0.18 per share)	—	—	(5,736)	—	—	(5,736)	—	(5,736)
Issuance of common shares due to exercise of stock options	1	147	—	—	—	148	—	148
Issuance of common shares due to restricted stock	4	—	—	—	—	4	—	4
Issuance of common shares due to ESOP	1	1,605	—	—	—	1,606	—	1,606
Issuance of common shares due to acquisition	99	295,667	—	—	—	295,766	—	295,766
Shares repurchased	—	(875)		—	(1,723)	(2,598)	—	(2,598)
Stock compensation	—	11,123	—	—	—	11,123	—	11,123
Net change in unrealized losses on securities, net of income taxes	—	—	—	(42,277)	—	(42,277)	—	(42,277)
Net income	—	—	51,620	—	—	51,620	673	52,293
Non-controlling interests due to acquisition	—	—	—	—	—	—	3,167	3,167
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(266)	(266)
Balance, September 30, 2018	$393	$565,811	$213,048	$(33,111)	$(1,989)	$744,152	$3,574	$747,726

Balance, September 30, 2018	$393	$565,811	$213,048	$(33,111)	$(1,989)	$744,152	$3,574	$747,726
Adoption of Accounting Standards Update 2014-09, net of income taxes	—	—	1,502	—	—	1,502	—	1,502
Adoption of Accounting Standards Update 2016-01, net of income taxes	—	—	475	(475)	—	—	—	—
Cash dividends declared on common stock ($0.20 per share)	—	—	(7,760)	—	—	(7,760)	—	(7,760)
Issuance of common shares due to exercise of stock options		44	—	—	—	44	—	44
Issuance of common shares due to restricted stock	3	—	—	—	—	3	—	3
Issuance of common shares due to ESOP	—	2,011	—	—	—	2,011	—	2,011
Shares repurchased	(18)	18	(46,500)	—	(3,412)	(49,912)	—	(49,912)
Retirement of treasury stock	—	—	(4,956)	—	4,956	—	—	—
Stock compensation	—	12,942	—	—	—	12,942	—	12,942
Total other comprehensive income	—	—	—	39,925	—	39,925	—	39,925
Net income	—	—	97,004	—	—	97,004	4,312	101,316
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(3,839)	(3,839)
Balance, September 30, 2019	$378	$580,826	$252,813	$6,339	$(445)	$839,911	$4,047	$843,958
See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Fiscal Years Ended September 30,
(Dollars in Thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$101,316	$52,293	$44,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	55,149	37,722	45,048
Stock compensation	12,942	11,123	10,393
Provision (recovery):
Loan and lease losses	55,650	29,432	10,589
Deferred taxes	(14,301)	6,530	(6,286)
Loans held for sale:
Originations	(171,260)	(1,691)	(685,934)
Purchases	(15,443)	—	—
Proceeds from sales	125,357	17,621	685,934
Net change	31,819	952	—
Fair value adjustment of foreclosed real estate	139	29	18
Net realized (gain) loss:
Other assets	(89)	127	406
Foreclosed real estate or other assets	278	19	6
Available for sale securities, net	(729)	8,177	537
Held to maturity securities, net	—	—	(44)
Loans held for sale	(5,089)	(181)	—
Lease receivables and equipment	(2,930)	(526)	—
Net change:
Other assets	(5,427)	2,633	(23,408)
Accrued interest payable	1,620	1,933	1,405
Accrued expenses and other liabilities	16,623	(28,610)	30,806
Accrued interest receivable	1,616	2,745	(2,181)
Change in bank-owned life insurance value	(2,534)	(2,591)	(2,216)
Impairment on rental equipment	6,194	—	—
Impairment of intangibles	111	18	10,248
Excess contingent consideration paid	—	—	(248)
Net cash provided by operating activities	191,012	137,755	119,990

Cash flows from investing activities:
Available for Sale securities:
Purchases	(299,269)	(626,575)	(848,613)
Proceeds from sales	755,616	596,758	457,306
Proceeds from maturities and principal repayments	164,044	162,118	126,420
Held to Maturity:
Purchases	—	—	(932)
Proceeds from sales	—	—	5,870
Proceeds from maturities and principal repayments	35,025	40,525	45,615
Bank Owned Life Insurance:
Purchases	—	—	(25,000)
Loans and leases:
Purchases	(262,622)	(165,670)	(141,403)
Proceeds from sales	13,838	22,611	4,720
Net change	(591,785)	(493,381)	(274,840)
Proceeds from sales of foreclosed real estate or other assets	1,905	244	200
Federal Home Loan Bank stock:
Purchases	(878,316)	(961,124)	(715,891)
Redemption	870,800	998,880	702,280
Rental Equipment:
Purchases	(144,432)	(1,848)	—
Proceeds from sales	8,301	2,362	—
Net change	1,567	(15,000)	—
Premises and equipment:
Purchases	(13,971)	(8,542)	(6,798)

Proceeds from sales	101	—	58
Cash paid for acquisitions	—	(6)	(29,425)
Cash received upon acquisitions	—	58,858	—
Net cash used in investing activities	(339,198)	(389,790)	(700,433)

Cash flows from financing activities:
Net change:
Checking, savings, and money market deposits	48,897	7	319,524
Time deposits	(167,044)	(143,096)	(2,355)
Wholesale deposits	26,014	229,982	476,173
FHLB and other borrowings	275,000	(415,000)	308,000
Federal funds	55,000	(565,000)	(5,000)
Securities sold under agreements to repurchase	325	1,222	(565)
Short-term borrowings	—	(11,642)	—
Net investment by (distribution to) noncontrolling interests	(3,839)	(266)	—
Proceeds from other liabilities	7,916	—	—
Principal payments:
Other liabilities	(11,691)	(4,888)	—
Capital lease obligations	(88)	(62)	(80)
Cash dividends paid	(7,760)	(5,736)	(4,839)
Purchase of shares by ESOP	2,011	1,606	1,174
Issuance of restricted stock	3	4	12
Proceeds from exercise of stock options & issuance of common stock	44	148	650
Shares repurchased	(49,912)	(2,598)	(470)
Contingent consideration - cash paid	—	—	(17,253)
Redemption of long-term borrowings	—	(258)	—
Payment of debt extinguishment costs	—	—	(772)
Net cash provided by (used in) financing activities	174,876	(915,577)	1,074,199

Effect of exchange rate changes on cash	(122)	3	—

Net change in cash and cash equivalents	26,568	(1,167,609)	493,756

Cash and cash equivalents at beginning of fiscal year	99,977	1,267,586	773,830
Cash and cash equivalents at end of fiscal year	$126,545	$99,977	$1,267,586

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Cont'd.)

	For the Fiscal Years Ended September 30,
(Dollars in Thousands)	2019	2018	2017
Supplemental disclosure of cash flow information
Cash paid (received) during the fiscal year for:
Interest	$59,902	$33,499	$16,278
Income taxes	(2,821)	8,946	20,058
Franchise taxes	223	160	187
Other taxes	557	206	290

Supplemental schedule of non-cash investing activities:
Transfers
Loans and leases to foreclosed real estate or other assets	—	30,451	440
Loans and leases to rental equipment	—	9	—
Rental equipment to loans and leases	210	993	—
Loans and leases to held for sale	99,992	15,068	—
Contingent consideration - equity	—	—	24,142
Stock issued for acquisitions	—	295,767	37,296
Purchases/Sales of investment securities accrued, not settled
Purchased - available for sale	—	1,430	—
Securities transferred from held to maturity to available for sale	—	346,771	—
Short- and long-term borrowings transferred from other liabilities	20,026	—	—
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The Consolidated Financial Statements include the accounts of Meta Financial Group, Inc. (the “Company”), a unitary savings and loan holding company located in Sioux Falls, South Dakota, and its wholly-owned subsidiaries. The Company's subsidiaries include MetaBank (the “Bank”), a federally chartered savings bank whose primary federal regulator is the Office of the Comptroller of the Currency (the "OCC"), and Meta Capital, LLC, a wholly-owned service corporation subsidiary of MetaBank which invests in companies in the financial services industry. All significant intercompany balances and transactions have been eliminated. The Company also owns 100% of First Midwest Financial Capital Trust I (the “Trust”), which was formed in July 2001 for the purpose of issuing trust preferred securities, and Crestmark Capital Trust I, which was acquired from the Crestmark Acquisition in August 2018. The Trust and Crestmark Capital Trust I are not included in the Consolidated Financial Statements of the Company. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities ("VIEs") and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the Consolidated Financial Statements.

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

As a result of the Crestmark Acquisition, the Company acquired existing membership interests of five joint venture limited liability companies (the "LLCs"). The Company holds 80% of the membership interests in each of the five LLC entities, which offer commercial lending and other financing arrangements. In connection with these LLCs, the Company exclusively provides funding for each entity's activities. The Company determined it is the primary beneficiary of all five LLCs as it has the managing power under the terms of each of the LLC operating agreements. Results of the five LLCs are reflected in the Company's September 30, 2019 Consolidated Financial Statements and are summarized below. The assets recognized as a result of consolidating the LLCs are the property of the LLCs and are not available for any other purpose.

September 30, 2019
(Dollars in Thousands)
Cash and cash equivalents	$2,064
Loans and leases receivable	139,544
Allowance for loan and lease losses	(702)
Accrued interest receivable	763
Rental equipment	—
Foreclosed real estate and repossessed assets	1,372
Other assets	5,647
Total assets	148,688
Accrued expenses and other liabilities	3,258
Noncontrolling interest	4,047
Net assets less noncontrolling interest	$141,383

Amounts for noncontrolling interests reflect the proportionate share of membership interest (equity) and net income attributable to the holders of minority membership interest in the following entities:

•	Capital Equipment Solutions, LLC (“CES”) - CES engages in the business of providing equipment financing term loans.

•
CM Help, LLC - CM Help provides flexible patient loan programs to hospitals and patient clients of hospitals as a financing alternative for the self-pay and co-pay portions of patients’ hospital expenses.

•	CM Southgate II, LLC - CM Southgate II engages in the business of acquiring fleet leases and semi-trailer/tractor loans and leases.

•	CM Sterling, LLC - CM Sterling engages in asset-based lending and factoring.

•	CM TFS, LLC - CM TFS engages in the business of acquiring equipment financing term loans and leases.

NATURE OF BUSINESS AND INDUSTRY SEGMENT INFORMATION
One of the Company's primary sources of revenue relates to payment processing services for prepaid debit cards, ATM sponsorship, tax refund transfer and other money transfer systems and services.  Additionally, a significant source of revenue for the Company is interest from the purchase or origination of commercial finance loans, consumer finance loans, warehouse finance loans and community banking loans.  The Company accepts deposits from customers in the normal course of business through its community bank division and on a national basis through its MPS and tax services divisions, and through wholesale funding. The Company operates in the banking industry, which accounts for the majority of its revenues and assets.  The Company uses the “management approach” for reporting information about segments in annual and interim financial statements.  The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management disaggregates a company.  Based on the management approach model, the Company has determined that its business is comprised of three reporting segments. See Note 19 Segment Reporting for additional information on the Company's segment reporting.

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
On November 20, 2019, the Company entered into an agreement with Central Bank, an Iowa state-chartered bank headquartered in Storm Lake, Iowa, to sell the Company’s Community Bank division. The agreement includes the sale of a portion of the Community Bank’s loan portfolio. Upon entering into the agreement with Central Bank, the Company reclassified the assets and liabilities to be sold as held for sale. The remaining Community Bank loans not being sold to Central Bank will be retained by the Company and will be serviced by Central Bank. As a result, an overall decrease in the allowance for loan and lease losses on the Community Bank loan balances is expected.

CASH AND CASH EQUIVALENTS AND FEDERAL FUNDS SOLD
For purposes of reporting cash flows, cash and cash equivalents is defined to include the Company’s cash on hand and due from financial institutions and short-term interest-bearing deposits in other financial institutions.  The Company reports cash flows net for customer loan transactions, securities purchased under agreement to resell, federal funds purchased, deposit transactions, securities sold under agreements to repurchase, and Federal Home Loan Bank ("FHLB") advances with terms less than 90 days.  The Bank is required to maintain reserve balances in cash or on deposit with the FRB, based on a percentage of deposits.  The total of those reserve balances was $33.9 million at September 30, 2019, and $16.5 million at September 30, 2018.  The Company at times maintains balances in excess of insured limits at various financial institutions including the FHLB, the FRB and other private institutions.  At September 30, 2019, the Company had $6.0 million interest-bearing deposits held at the FHLB and $11.3 million in interest-bearing deposits held at the FRB.  At September 30, 2019, the Company had no federal funds sold.  The Company does not believe these instruments carry a significant risk of loss, but cannot provide assurances that no losses could occur if these institutions were to become insolvent.

SECURITIES
GAAP requires that, at acquisition, an enterprise classify debt securities into one of three categories: Available for Sale (“AFS”), Held to Maturity (“HTM”) or trading. AFS securities are carried at fair value on the Consolidated Statements of Financial Condition, and unrealized holding gains and losses are excluded from earnings and recognized as a separate component of equity in accumulated other comprehensive income (loss) (“AOCI”). See Note 22. Fair Value Measurements for additional information on fair value of AFS securities. HTM debt securities are measured at amortized cost. The Company classifies the majority of its securities as AFS, which are those the Company may decide to sell if needed for liquidity, asset/liability management, or other reasons. Both AFS and HTM are subject to review for other-than-temporary impairment. Meta did not hold trading securities at September 30, 2019 or 2018.

Gains and losses on the sale of securities are determined using the specific identification method based on amortized cost and are reflected in results of operations at the time of sale.  Interest and dividend income, adjusted by amortization of purchase premium or discount using the level yield method, is included in income as earned. For callable debt securities, any purchase premium is amortized to the first call date while any discount is accreted over the contractual life of the security.

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

The amount of the credit loss component of a debt security impairment is estimated as the difference between amortized cost and the present value of the expected cash flows of the security.  The present value is determined using the best estimate of cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security.  In fiscal 2019, 2018 and 2017, there was no other-than-temporary impairment recorded.

Equity Investments
The Company holds marketable equity securities, which have readily determinable fair value, and include common equity and mutual funds. These securities are recorded at fair value with unrealized gains and losses, due to changes in fair value, reflected in earnings. Interest and dividend income from these securities is recognized in interest income. See Note 3. Securities for additional information on marketable equity securities.

The Company also holds non-marketable equity investments that are included in Other Assets in the Company’s Consolidated Financial Statements. The Company generally accounts for these investments under the equity method or the provisions of Accounting Standards Update 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities ("ASU 2016-01"), beginning October 1, 2018. Investments where the Company has significant influence, but not control, over the investee are accounted for under the equity method. Investments where the Company cannot exercise significant influence over the investee are accounted for under ASU 2016-01, which requires such investments to be measured at fair value, with changes in fair value recognized in earnings, unless those investments have no readily determinable fair value. Investments without readily determinable fair value are measured under the measurement alternative, which reflects cost less impairment, with adjustments in value resulting from observable price changes arising from orderly transactions of the same or a similar security from the same issuer ("measurement alternative investments").

The Company reviews for impairment for equity method, fair value and measurement alternative investments and includes an analysis of the facts and circumstances for each investment, expectations of cash flows, capital needs, and viability of its business model. For equity method and fair value investments, the asset carrying value is reduced when the decline in fair value is considered to be other than temporary. For measurement alternative investments, the asset carrying value is reduced when the fair value is less than the carrying value, without the consideration of recovery. There was no impairment recognized on equity method, fair value or measurement alternative investments during the fiscal year ended September 30, 2019.

The Company held the following non-marketable equity investments as of September 30, 2019:

•
Equity Method - The Company held equity method investments of $20.6 million within other assets as of September 30, 2019. The Company’s ownership of such investments typically ranges from 5% - 25% of the investee. The Company recognized net earnings from these investments in the amount of $1.0 million within noninterest income for the fiscal year ended September 30, 2019. The Company elected to classify distributions received from equity method investments using the cumulative earnings approach on the Consolidated Statement of Cash Flows.

•
Fair Value Method - The Company held equity investments measured at net asset value (NAV) per share (or its equivalent) of $1.7 million as of September 30, 2019 where NAV is considered the fair value practical expedient. These investments are recorded within other assets on the Company’s Consolidated Financial Statements. Fluctuations in fair value are recognized in earnings within noninterest Income.

•
Measurement Alternative - The Company held equity investments measured using the measurement alternative under ASU 2016-01 of $6.5 million as of September 30, 2019 within other assets on the Company’s Consolidated Financial Statements. The Company did not recognize any unrealized or realized gain or loss on such investments during the fiscal year ended September 30, 2019.

LOANS HELD FOR SALE ("LHFS")
LHFS include commercial loans originated under the guidelines of the SBA or USDA and consumer credit products originated under the program agreement with Health Credit Services ("HCS"). LHFS are held at the lower of cost or fair value. Generally, LHFS are valued on an aggregate portfolio basis. Any amount by which the cost exceeds fair value is initially recorded as a valuation allowance and subsequently reflected in the gain or loss on sale when sold. At September 30, 2019 and 2018, there was no valuation allowance recorded for LHFS. Gains and losses on LHFS are recorded in noninterest income on the Consolidated Statement of Operations. Loan costs and fees are deferred at origination and are recognized in income at the time of sale. Interest income is calculated based on the note rate of the loan and is recorded as interest income. For loans transferred to LHFS due to change in intent of holding the loans to maturity or for the foreseeable future, such loans are transferred at lower of cost or fair value.

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

As part of the Company’s ongoing risk management practices, management generally attempts to work with borrowers when necessary to extend or modify loan terms to better align with their current ability to repay.  Extensions and modifications to loans are made in accordance with internal policies and guidelines which conform to regulatory guidance. Modified loan terms may include interest rate reductions, principal forgiveness, term extensions, payment forbearance or other actions intended to minimize the Company’s economic loss and to avoid foreclosure or repossession of the collateral. Each occurrence is unique to the borrower and is evaluated separately.  In a situation where an economic concession has been granted to a borrower that is experiencing financial difficulty, the Company identifies and reports that loan as a troubled debt restructuring (“TDR”).  Management considers regulatory guidelines when restructuring loans to ensure that prudent lending practices are followed.  As such, qualification criteria and payment terms consider the borrower’s current and prospective ability to comply with the modified terms of the loan.  Additionally, the Company structures loan modifications with the intent of strengthening repayment prospects. Loans that are reported as TDRs apply the identical criteria in the determination of whether the loan should be accruing or not accruing. The event of classifying the loan as a TDR due to a modification of terms may be independent from the determination of accruing interest on a loan.

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

The Company generally fully charges off or charges down to net realizable value (fair value of collateral, less estimated costs to sell) for leases when management judges the lease to be uncollectible; repayment is deemed to be protracted beyond reasonable time frames; the lease has been classified as a loss by either the Company's internal review process or its banking regulatory agencies; the customer has filed bankruptcy and the loss becomes evident owing to lack of assets; or the lease meets a defined number of days past due unless the lease is both well-secured and in the process of collection.

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

Leases that do not transfer substantially all benefits and risks of ownership to the lessee are classified as operating leases. Such leased equipment are included in rental equipment on the Consolidated Statements of Financial Condition and are depreciated on a straight-line basis over the term of the lease to its estimated residual value. Depreciation expense is recorded as operating lease equipment depreciation expense within noninterest expense. Operating lease rental income is recognized when it becomes due and is reflected as a component of noninterest income. An allowance for lease losses is not provided on operating leases.

LOAN SERVICING AND TRANSFERS OF FINANCIAL ASSETS
The Company, from time to time, sells loan participations, generally without recourse.  The Company also sells commercial SBA and USDA loans to third parties, generally without recourse. Sold loans are not included in the Consolidated Financial Statements.  The Bank generally retains the right to service the sold loans for a fee and records a servicing asset, which is included within other assets on the Consolidated Statements of Financial Condition. At September 30, 2019 and 2018, the Bank was servicing loans for others with aggregate unpaid principal balances of $175.5 million and $134.0 million, respectively. The service fees and ancillary income related to these loans were immaterial.

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

The general reserve covers certain Community Bank and Commercial Finance loans and leases not considered impaired and is determined based upon both quantitative and qualitative analysis.  A separate general reserve analysis is performed for individual classified non-impaired loans and leases and for non-classified smaller-balance homogeneous loans.  The three main assumptions for the quantitative components for 2019 and 2018 are historical loss rates, the look back period (“LBP”) and the loss emergence period (“LEP”).

•
The historical loss experience is determined by portfolio segment and is based on the actual loss history of the Company over a specified period of time. The period of time varies by portfolio and ranges from three to seven years.  For the individual classified loans, historic charge-off rates for the Company’s classified loan population are utilized.

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

National Lending portfolios, outside of certain loans and leases in the Commercial Finance portfolio, primarily utilize a general reserve process that mostly uses historical factors related to the specific loan and lease portfolio, although other qualitative factors may be considered in the final loss rate used to calculate the reserve on these portfolios. Loans in these portfolios are generally not placed on non-accrual status or impaired. The balances are generally written off after a loan becomes past due greater than 210 days for insurance premium finance loans, 180 days for tax and other specialty lending loans, 120 days for consumer credit products and 90 days for other loans. See Note 4. Loans and Leases Receivable, Net for further information on the ALLL.

The following are risk characteristics of the Company’s loan and lease portfolio:
Commercial Finance
Commercial Finance loans and leases in the National Lending portfolio are subject to adverse market conditions which may impact the borrower’s ability to make repayment on the loan or lease or could cause a decline in the value of the collateral that secures the loan or lease. The loans or leases are primarily made based on the operating cash flows of the borrower and on the underlying collateral provided by the borrower. The cash flows of borrowers may be volatile and the value of the collateral securing these loans and leases may be difficult to measure. Most commercial finance loans and leases are secured by the assets being financed or other business assets such as accounts receivable or inventory. Although the loans and leases are often collateralized by equipment, inventory, accounts receivable, insurance premiums or other business assets, the liquidation of collateral in the event of a borrower default may be an insufficient source of repayment, because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use. The Company attempts to mitigate these risks by adhering to its underwriting policies in evaluating the management of the business and the credit-worthiness of borrowers and guarantors.
Consumer Finance
The Bank designs its consumer credit products and programs with credit protections in a manner so that the Bank earns a reasonable risk adjusted return, but is protected by certain layers of credit support, similar to what you would find in structured finance. The Bank will hold a portion of the originated asset on its own balance sheet but retains the flexibility to sell a portion of the originated asset to other interested parties, thereby supporting program liquidity.
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
Warehouse Finance
The Bank participates in several asset-backed warehouse lines of credit whereby the Bank is in a senior, secured position as the first out participant. These facilities are primarily collateralized by consumer receivables, with the Bank holding a senior collateral position enhanced by a subordinate party structure.
Community Bank
Community Bank loans are subject to adverse employment conditions in the local economy which could increase default rates. In addition, mortgage loans and real estate-based loans are subject to adverse market conditions which could cause a decline in the value of collateral that secures the loan. The Company attempts to mitigate these lending risks by adhering to its underwriting policies in evaluating the collateral and the credit-worthiness of the borrower.

FORECLOSED REAL ESTATE AND REPOSSESSED ASSETS
Real estate properties and repossessed assets acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less selling costs at the date of foreclosure, establishing a new cost basis.  The fair value of the real estate owned is based on independent appraisals, real estate brokers’ price opinions, or automated valuation methods, less costs to sell. The fair value of repossessed assets is based on available pricing guides, auction results or price opinions, less costs to sell. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss and charged against the allowance for loan and lease losses.  Subsequent valuations are periodically performed by management. If the subsequent fair value, less costs to sell, declines to less than the carrying amount of the asset, the shortfall is recognized in the period it becomes known as an impairment in noninterest expense and a valuation allowance is recorded for the asset. Operating expenses of properties are also recorded in noninterest expense. Rental income of properties is recorded in noninterest income.

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

In accordance with ASC 740, Income Taxes, the Company recognizes a tax position as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination.  For tax positions not meeting the more likely than not test, no tax benefit is recorded.  The Company recognizes interest and/or penalties related to income tax matters in noninterest income or noninterest expense. The effect on deferred tax assets and liabilities from a change in tax rates is recorded in income tax expense in the Consolidated Statements of Operations in the period in which the enactment date occurs. If current period income tax rates change, the impact on the annual effective income tax rate is applied year to date in the period of enactment. See Note 14. Income Taxes for further information on Income Taxes.

PREMISES, FURNITURE AND EQUIPMENT
Land is carried at cost.  Buildings, furniture, fixtures, leasehold improvements and equipment are carried at cost, less accumulated depreciation and amortization.  Capital leases, where the Company is the lessee, are included in premises and equipment at the capitalized amount less accumulated amortization.  The Company primarily uses the straight-line method of depreciation over the estimated useful lives of the assets, which range from 10 years to 40 years for buildings, and two years to 15 years for leasehold improvements, and for furniture, fixtures and equipment. Assets are reviewed for impairment when events indicate the carrying amount may not be recoverable. See Note 6. Premises, Furniture and Equipment, net for further information on Premises, Furniture and Equipment.

BANK-OWNED LIFE INSURANCE
Bank-owned life insurance represents the cash surrender value of investments in life insurance contracts.  Earnings on the contracts are based on the earnings on the cash surrender value, less mortality costs.

EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”)
The cost of shares issued to the ESOP, but not yet allocated to participants, are presented in the Consolidated Statements of Financial Condition as a reduction of stockholders’ equity.  Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts.  The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital.  Dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  Dividends on unallocated shares are used to reduce the accrued interest and principal amount of the ESOP’s loan payable to the Company.  At September 30, 2019 and 2018, all shares in the ESOP were allocated. See Note 12. Employee Stock Ownership and Profit Sharing Plans for further information on ESOP.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
The Company, in the normal course of business, makes commitments to make loans which are not reflected in the Consolidated Financial Statements. The reserve for these unfunded commitments is included within Other Liabilities on the Consolidated Statements of Financial Condition.

GOODWILL
Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business acquisitions. Goodwill is evaluated annually for impairment at a reporting unit level. The Company has determined that its reporting units are one level below the operating segments and distinguish these reporting units based on how the segments and reporting units are managed, taking into consideration the economic characteristics, nature of the products, and customers of the segments and reporting units. The Company performs its impairment evaluation as of September 30 of each fiscal year. If the carrying amount of the reporting unit with goodwill exceeds its fair value, goodwill is considered impaired and is written down by the excess carrying value of the reporting unit. Subsequent increases in goodwill are not recognized in the Consolidated Financial Statements. No goodwill impairment was recognized during the fiscal years ended September 30, 2019, 2018 or 2017. See Note 8. Goodwill and Intangible Assets for further information on Goodwill.

INTANGIBLE ASSETS
Intangible assets other than goodwill are amortized over their respective estimated lives. All intangible assets are subject to an impairment test at least annually or more often if conditions indicate a possible impairment. See Note 8. Goodwill and Intangible Assets for further information on Intangible Assets.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
The Company enters into sales of securities under agreements to repurchase with primary dealers only, which provide for the repurchase of the same security.  Securities sold under agreements to repurchase identical securities are collateralized by assets which are held in safekeeping in the name of the Bank or by the dealers who arranged the transaction.  Securities sold under agreements to repurchase are treated as financings, and the obligations to repurchase such securities are reflected as a liability.  The securities underlying the agreements remain in the asset accounts of the Company. See Note 10. Short-Term and Long-Term Borrowings for further information on Securities Sold under Agreements to Repurchase.

REVENUE RECOGNITION
Interest revenue from loans, leases, and investments is recognized on the accrual basis of accounting as the interest is earned according to the terms of the particular loan, lease, or investment.  Income from service and other customer charges is recognized as earned.  Revenue within the Payments segment is recognized as services are performed and service charges are earned in accordance with the terms of the various programs. The Company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers, and related amendments on October 1, 2018 under the cumulative-effect method. ASU 2014-09 modifies the guidance used to recognize revenue from contracts with customers for transfers of goods or services and transfers of non-financial assets, unless those contracts are within the scope of other guidance. Upon adoption, the Company recorded a cumulative effect adjustment of $1.5 million to retained earnings, net of tax, due to changes in timing of revenue recognition from breakage of unregistered, unused prepaid cards in the Company’s MPS division. Results for prior periods have not been adjusted and continue to be reported in accordance with the Company’s historical accounting policies. Refer to Note 18. Revenue from Contracts with Customers for additional information.

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

COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) consists of net income and other comprehensive income or loss.  Other comprehensive income or loss includes the change in net unrealized gains and losses on securities AFS, net of reclassification adjustments and tax effects.  Accumulated other comprehensive income (loss) is recognized as a separate component of stockholders’ equity.

STOCK COMPENSATION
Compensation expense for share-based awards is recorded over the vesting period at the fair value of the award at the time of grant.  The exercise price of options or fair value of non-vested (restricted) shares granted under the Company’s incentive plans is equal to the fair market value of the underlying stock at the grant date. The Company has elected, with the adoption of ASU 2016-09, to record forfeitures as they occur. See Note 13. Stock Compensation for further information on Stock Compensation.

RELATED PARTY TRANSACTIONS
The Company has disclosed information on its equity investments and relationships with variable interest entities in Note 1. Summary of Significant Accounting Policies.

At September 30, 2019 and 2018, the Company had $5.1 million and $0.7 million, respectively, of loans outstanding with individuals deemed under Regulation O to be directors, executive officers and/or employees of the Company.

All related party transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with other customers.

RECLASSIFICATION AND REVISION OF PRIOR PERIOD BALANCES
Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These changes and reclassifications did not impact previously reported net income or comprehensive income.

Certain prior year amounts in the Consolidated Financial Statements and the investment securities tables presented in Note 3 to the Consolidated Financial Statements have been reclassified from what was previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018 due to the adoption of ASU 2016-01 as discussed below.

Loan and lease tables have been conformed to be consistent with the Company’s updated presentation of its lending portfolio. All current and prior period numbers are reflective of this new presentation and total loan and lease balances remain unchanged.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
The following Accounting Standards Updates ("ASUs") were adopted by the Company during the fiscal year ended September 30, 2019.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequent related updates
ASU 2016-04, Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products
In May 2014, the FASB issued a new standard related to revenue recognition. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the standard effective October 1, 2018, using the modified retrospective approach with a cumulative effect adjustment of $1.5 million, net of tax, included in retained earnings due to changes in timing of revenue recognition from breakage of unregistered, unused prepaid cards in the Company’s MPS division. All other revenue streams remain substantially unchanged. Results for prior period amounts will not be adjusted and will continue to be reported in accordance with the Company’s historical accounting policies. The Company implemented internal controls and key system functionality to enable the preparation of financial information on adoption.

ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities
ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10)
These ASUs make revisions to seven areas of Subtopic 825-10, including that equity investments will be required to be measured at fair value with changes in fair value being recognized in net income, simplifying the impairment assessment for equity investments without readily determinable fair value, eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate fair value for financial instruments measured at amortized cost, requiring public business entities to use exit price notions when measuring fair value of financial instruments, requiring separate presentation in other comprehensive income of the portion of total change in fair value of a liability resulting from a change in the instrument specific credit risk, requiring separate presentation of financial assets and liabilities by measurement category and form of financial asset, and clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to AFS securities in combination with the entity’s other deferred tax assets. The Company adopted the standard effective October 1, 2018 with a cumulative effect adjustment that reclassed $0.5 million, net of tax, from accumulated other comprehensive income to retained earnings, due to the Company’s cumulative change in fair value of equity securities with readily determinable fair value.

The Company also adopted the following ASUs effective October 1, 2018, none of which had a material impact on the Company’s Consolidated Financial Statements.

–	ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments

–	ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash

–	ASU 2017-01, Clarifying the Definition of a Business

–	ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

–
ASU 2017-05, Other Income - Gains and Losses from Derecognition of Non-Financial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Non-Financial Assets

–	ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Date Securities

–	ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses
This ASU requires entities to replace the incurred loss impairment methodology with a methodology reflecting expected credit losses with considerations for a broader range of reasonable and supportable information to substantiate credit loss estimates and applies to loans, net investments in leases, debt securities, certain financial assets not accounted for at fair value through net income, and certain off-balance sheet credit exposures. This ASU is effective for the Company on October 1, 2020 and will be adopted on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company's implementation process includes loss forecasting model development, evaluation of technical accounting topics, updates to the Company's allowance documentation, reporting processes and related internal controls, and operational readiness for the adoption of this ASU.

The Company has selected a third-party vendor software and is in the process of building in assumptions, validating historical data, and developing forecasting elements for the various loan portfolios. The Company has begun to run its key processes in parallel and will continue to refine its estimates throughout 2020, as CECL models are implemented and the results are vetted.

The amount of the change in the Company's allowance for loan and lease losses will be impacted by the portfolio composition and credit quality at the adoption date as well as economic conditions and forecasts at that time. At adoption, the Company expects to have a cumulative-effect adjustment to retained earnings for the change in the allowance for loan and lease losses, which will impact capital. Federal banking regulatory agencies have agreed to limit the initial capital impact of this ASU by allowing a phased adoption over three years, on a straight-line basis. An increase in the Company's allowance for loan and lease losses will result in a reduction to regulatory capital amounts and ratios; however, at this point in implementation, the Company is unable to provide a more precise estimate of the impact as this process is still under development, including refinement and development of certain models, estimation techniques and the build-out of the operational and control structure supporting the end-to-end process.

ASU 2016-02, Leases (Topic 842)
ASU 2018-10, Codification Improvements to Topic 842
ASU 2018-11, Targeted Improvements
ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors
ASU 2019-01, Leases (Topic 842): Codification Improvements
For lessees, Topic 842 requires leases to be recognized on the balance sheet, along with disclosure of key information about leasing arrangements. The new standard establishes a right-of-use ("ROU") model that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification expense recognition in the income statement.

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

The Company adopted this standard effective October 1, 2019 using the modified retrospective transition approach under the effective date method. As a result, financial information and disclosures required under the new standard will not be provided for dates and periods before October 1, 2019. The Company did not recognize a cumulative effect adjustment to retained earnings as a result of adopting the new standard due to transition practical expedients available. Upon adoption, the Company recognized $27.5 million in operating lease ROU assets and $28.4 million in liabilities. There were no material changes to the timing of expense recognition on these operating leases or the recognition and measurement of the Company's lessor accounting. While the increase to total consolidated assets from recognition of operating lease ROU assets increases the Company’s risk-weighted assets and decreases its capital ratios, the change is not material.
ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The reclassification is not required but is an accounting policy election that must be disclosed during the year of adoption. This ASU will be effective for the Company on October 1, 2019. At this time, the Company does not expect to elect the reclassification option.

ASU 2018-09, Codification Improvements
This ASU represents changes in various Subtopics to clarify, correct errors, or make minor improvements. The amendments are not expected to have a significant effect on current accounting practice. Subtopics impacted by this ASU that are relevant to the Company include Subtopic 220-10 Income Statement - Reporting Comprehensive Income-Overall, Subtopic 718-740 Compensation - Stock Compensation-Income Taxes, Subtopic 805-740 Business Combinations - Income Taxes, and Subtopic 820-10 Fair Value Measurement-Overall. Many of the amendments within this ASU do not require transition and are effective upon issuance. However, some of the amendments within this ASU are not effective for the Company until October 1, 2019. The amendments within this ASU are not expected to materially impact the Company's Consolidated Financial Statements.

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement
This ASU modifies the disclosure requirements on fair value measurements in Topic 820, including the removal, modification to, and addition of, certain disclosure requirements. This ASU will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The majority of the disclosure changes are to be applied on a prospective basis. The Company plans to adopt the modified disclosure requirements beginning October 1, 2020. Although this ASU has a significant impact to the Company’s fair value disclosures, no additional impact to the Consolidated Financial Statements is expected.

ASU 2018-17, Consolidation (Topic 810) - Targeted Improvements to Related Party Guidance for Variable Interest Entities
The relevant amendments in this ASU provide updated guidance when determining whether a decision-making fee is a variable interest and requires reporting entities to consider indirect interest held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety. The likely result of these amendments is more decision-makers not having a variable interest through their decision-making arrangements. These amendments will also create alignment between determining whether a decision-making fee is a variable interest and determining whether a reporting entity within a related party group is the primary beneficiary of a VIE. This ASU is effective for fiscal years beginning after December 15, 2019. The Company does not expect a material impact on the Consolidated Financial Statements.

NOTE 2.  ACQUISITIONS

There were no new acquisitions during fiscal year 2019, and there were no pending acquisitions as of September 30, 2019.

The Company acquired Crestmark Bancorp, Inc. ("Crestmark") and its bank subsidiary, Crestmark Bank, on August 1, 2018 for a purchase price of $295.8 million paid by issuance of 9,919,512 shares of Meta common stock (the "Crestmark Acquisition"). The initial accounting for certain assets, liabilities and goodwill acquired in the Crestmark Acquisition were incomplete and the initial amounts recorded were considered provisional. The Company recognized certain measurement period adjustments through July 31, 2019 as the one-year measurement period allowed under GAAP expired on August 1, 2019. The following table summarizes the allocation of the purchase price to net assets of Crestmark as of the acquisition date.

(Dollars in Thousands)	Estimated fair value as previously reported(1)	Measurement period adjustments	Fair value as adjusted
Rental equipment	$98,977	$(3,355)	$95,622
Intangible assets	28,253	(117)	28,136
Goodwill	204,547	6,235	210,782
Accrued expenses and other liabilities	88,301	1,199	89,500
Net other assets	55,464	(1,564)	53,900
Noncontrolling interest	3,167	—	3,167
Purchase price	295,773	—	295,773
(1) As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

Measurement Period Adjustments and Impairment - DC Solar
The Company previously purchased a portfolio of mobile solar generators ("MSGs") from DC Solar Solutions, Inc. and certain of its affiliates, a relationship in the Company's solar leasing business, and, in turn, leased the MSGs to DC Solar Distribution, Inc., an affiliate of DC Solar Solutions. During 2019, the Company became aware that the DC Solar entities and their affiliates filed for bankruptcy and the entities, including their principals, are subjects of ongoing federal investigations involving allegations of fraudulent misconduct. The Company had three separate operating leases with DC Solar - two of which were included in the acquired Crestmark balances on August 1, 2018. The third transaction was originated in August 2018, after the closing of the Crestmark Acquisition. The Company considered the bankruptcy filing and fraud allegations as new facts and circumstances and concluded the alleged fraud existed at the acquisition date for the acquired DC Solar transactions. As a result, the identified impairment for the acquired DC Solar transactions and other related adjustments were recorded as measurement period adjustments to the acquired assets and liability amounts recognized and were offset through provisional goodwill. The impairment and related adjustments for the DC Solar transaction originated post-acquisition are reflected in current earnings.

The Company has repossessed 173 of the 176 underlying assets and is in the process of performing repairs and general maintenance to the assets where needed to ensure they are in prime condition for re-lease. The adjustments to goodwill and impairment recognized for the DC Solar events reflect the Company's best estimate of the potential loss incurred, based on the Company's understanding of the relevant facts at September 30, 2019. Assumptions utilized in the estimate included recoverability of the MSGs and the Company's ability to re-lease them, contractual rents, and residual values. As the measurement period expired on August 1, 2019, any additional exposure identified as new facts and circumstances that become available will be reflected in current earnings.

The table below reflects the net impact of the foregoing DC Solar matters, based upon the Company's understanding of the relevant facts and circumstances at September 30, 2019, to the Company's financial statements at September 30, 2019 and for the fiscal year ended September 30, 2019.

Increase (Decrease)
Balance Sheet:	(Dollars in Thousands)
Operating lease equipment	$(12,589)
Goodwill	1,968
Other assets	(394)
Liabilities	(4,461)
Total balance sheet impact	$(6,554)

Regulatory capital impact	$(8,522)

Income (Expense)
Income Statement:
Rental income	$1,633
Other income	315
Impairment	(9,549)
Income tax benefit	1,047
Impact to net income	$(6,554)

Measurement Period Adjustments - Other
The Company recorded additional measurement period adjustments in 2019 for provisional tax, compensation liabilities and other liabilities assumed through the Crestmark Acquisition. The Company obtained additional information about facts and circumstances existing at the Crestmark Acquisition date that resulted in a net increase to liabilities and goodwill recognized of $3.8 million.

NOTE 3.  SECURITIES

On October 1, 2018, the Company adopted ASU 2016-01 on a prospective basis, which redefined the definition of equity securities and required their segregation from available for sale ("AFS") debt securities. While changes in the fair value of debt securities continue to be recorded in the equity category of accumulated other comprehensive income, the new guidance requires that changes in fair value of equity securities with readily determinable fair value be recorded in current earnings. As required by the new guidance, the unrealized gain in fair value on equity securities with readily determinable fair value (recorded in accumulated other comprehensive income at September 30, 2018) was reclassified to retained earnings on October 1, 2018. The amount of the reclassification was $0.5 million, net of tax. Equity securities with readily determinable fair value include mutual funds of $1.8 million at cost and $1.9 million at fair value at September 30, 2019.

The amortized cost, gross unrealized gains and losses and estimated fair values of AFS and HTM debt securities at September 30, 2019 and September 30, 2018 are presented below.

At September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
(Dollars in Thousands)
Debt securities AFS
SBA securities	$182,327	$3,655	$—	$185,982
Obligation of states and political subdivisions	858	16	—	874
Non-bank qualified obligations of states and political subdivisions	396,430	5,030	(903)	400,557
Asset-backed securities	305,603	262	(3,331)	302,534
Mortgage-backed securities	378,670	5,731	(1,855)	382,546
Total debt securities AFS	$1,263,888	$14,694	$(6,089)	$1,272,493
Common equities and mutual funds(1)(2)	$2,435	$171	$—	$2,606
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at September 30, 2019 and September 30, 2018.
(2) ASU 2016-01 adopted on October 1, 2018, on a prospective basis, removed equity securities from AFS category at September 30, 2019.

At September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
(Dollars in Thousands)
Debt securities AFS
SBA securities	$45,591	$1	$(1,255)	$44,337
Obligation of states and political subdivisions	17,154	49	(293)	16,910
Non-bank qualified obligations of states and political subdivisions	1,140,884	826	(31,825)	1,109,885
Asset-backed securities	310,700	2,585	(257)	313,028
Mortgage-backed securities	378,301	—	(14,236)	364,065
Total debt securities AFS	1,892,630	3,461	(47,866)	1,848,225
Common equities and mutual funds(1)	3,172	635	(7)	3,800
Total AFS securities(1)	$1,895,802	$4,096	$(47,873)	$1,852,025

(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at September 30, 2019 and September 30, 2018.

At September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
(Dollars in Thousands)
Debt securities HTM
Non-bank qualified obligations of states and political subdivisions	$127,582	$108	$(1,403)	$126,287
Mortgage-backed securities	7,182	14	(13)	7,183
Total HTM securities	$134,764	$122	$(1,416)	$133,470

At September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
(Dollars in Thousands)
Debt securities HTM
Non-bank qualified obligations of states and political subdivisions	$163,893	$—	$(10,758)	$153,135
Mortgage-backed securities	7,850	—	(422)	7,428
Total HTM securities	$171,743	$—	$(11,180)	$160,563

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at September 30, 2019, and 2018, were as follows:

At September 30, 2019	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in Thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Debt securities AFS
SBA securities	$10,262	$—	$—	$—	$10,262	$—
Obligations of states and political subdivisions	—	—	—	—	—	—
Non-bank qualified obligations of states and political subdivisions	66,326	(177)	55,428	(726)	121,754	(903)
Asset-backed securities	158,176	(1,823)	93,259	(1,508)	251,435	(3,331)
Mortgage-backed securities	1,713	(1)	89,634	(1,854)	91,347	(1,855)
Total debt securities AFS	$236,477	$(2,001)	$238,321	$(4,088)	$474,798	$(6,089)
Common equities and mutual funds(1)(2)	$—	$—	$—	$—	$—	$—
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at September 30, 2019 and September 30, 2018.
(2) ASU 2016-01 adopted on October 1, 2018, on a prospective basis, removed equity securities from AFS category at September 30, 2019.

At September 30, 2018	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in Thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Debt securities AFS
SBA securities	$43,097	$(1,255)	$—	$—	$43,097	$(1,255)
Obligations of state and political subdivisions	11,036	(279)	881	(14)	11,917	(293)
Non-bank qualified obligations of states and political subdivisions	626,693	(13,539)	358,095	(18,286)	984,788	(31,825)
Asset-backed securities	146,638	(257)	—	—	146,638	(257)
Mortgage-backed securities	121,217	(3,292)	242,849	(10,944)	364,066	(14,236)
Total debt securities AFS	948,681	(18,622)	601,825	(29,244)	1,550,506	(47,866)
Common equities and mutual funds(1)	1,818	(7)	—	—	1,818	(7)
Total debt AFS securities(1)	$950,499	$(18,629)	$601,825	$(29,244)	$1,552,324	$(47,873)

(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at September 30, 2019 and September 30, 2018.

At September 30, 2019	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in Thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Debt securities HTM
Non-bank qualified obligations of states and political subdivisions	$5,967	$(6)	$109,368	$(1,397)	$115,335	$(1,403)
Mortgage-backed securities	1,471	—	1,803	(13)	3,274	(13)
Total HTM securities	$7,438	$(6)	$111,171	$(1,410)	$118,609	$(1,416)

At September 30, 2018	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in Thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Debt securities HTM
Non-bank qualified obligations of states and political subdivisions	$5,767	$(287)	$147,368	$(10,471)	$153,135	$(10,758)
Mortgage-backed securities	—	—	7,428	(422)	7,428	(422)
Total HTM securities	$5,767	$(287)	$154,796	$(10,893)	$160,563	$(11,180)

At September 30, 2019 and 2018, the Company's investment portfolio included securities with current unrealized losses that have existed for longer than one year.  All of these securities are considered to be acceptable credit risks. Because (i) the declines in fair value were due to changes in market interest rates, not in estimated cash flows, (ii) the Company does not intend or has not made a decision to sell these securities and (iii) it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, which may occur at maturity, no other-than-temporary impairment was recorded at September 30, 2019 or 2018.

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

AFS Securities at Fair Value
At September 30, 2019	Amortized Cost	Fair Value
(Dollars in Thousands)
Due in one year or less	$—	$—
Due after one year through five years	16,749	17,143
Due after five years through ten years	50,263	51,840
Due after ten years	818,206	820,964
	885,218	889,947
Mortgage-backed securities	378,670	382,546
Total securities at fair value	$1,263,888	$1,272,493

At September 30, 2018	Amortized Cost	Fair Value
(Dollars in Thousands)
Due in one year or less	$2,532	$2,529
Due after one year through five years	41,415	41,504
Due after five years through ten years	352,099	350,143
Due after ten years	1,118,283	1,089,984
	1,514,329	1,484,160
Mortgage-backed securities	378,301	364,065
Common equities and mutual funds(1)	3,172	3,800
Total securities at fair value	$1,895,802	$1,852,025
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at September 30, 2019 and September 30, 2018

HTM Securities at Fair Value
At September 30, 2019	Amortized Cost	Fair Value
(Dollars in Thousands)
Due after ten years	$127,582	$126,287
	127,582	126,287
Mortgage-backed securities	7,182	7,183
Total HTM securities at cost	$134,764	$133,470

At September 30, 2018	Amortized Cost	Fair Value
(Dollars in Thousands)
Due after ten years	$163,893	$153,135
	163,893	153,135
Mortgage-backed securities	7,850	7,428
Total HTM securities at cost	$171,743	$160,563

Activities related to the sale of securities are summarized below.

Fiscal Year ended	2019	2018	2017
(Dollars in Thousands)
Available For Sale
Proceeds from sales	$755,616	$596,758	$457,306
Gross gains on sales	6,006	2,551	4,091
Gross losses on sales	5,277	10,728	4,628
Net gain (loss) on available for sale securities	$729	$(8,177)	$(537)

Held To Maturity
Net carrying amount of securities sold	$—	$—	$5,826
Gross realized gain on sales	—	—	92
Gross realized losses on sales	—	—	48
Net gain on held to maturity securities	$—	$—	$44

During the fiscal 2018 fourth quarter, the Company completed a balance sheet restructuring related to the closing of the Crestmark Acquisition, selling approximately $260 million of lower-yielding AFS securities.

Securities with fair values of approximately $21.9 million and $8.0 million at September 30, 2019 and 2018, respectively, were pledged as collateral for public funds on deposit. Securities with fair values of approximately $4.8 million and $5.9 million at September 30, 2019, and 2018, respectively, were pledged as collateral for individual, trust and estate deposits.

Federal Home Loan Bank ("FHLB") Stock
The Company’s borrowings from the FHLB are secured by a blanket collateral agreement with respect to a percentage of unencumbered loans and the pledge of specific investment securities.  Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.

The investments in the FHLB stock are required investments related to the Company’s membership in and current borrowings from the FHLB of Des Moines. The investments in the FHLB of Des Moines could be adversely impacted by the financial operations of the FHLBs and actions of their regulator, the Federal Housing Finance Agency. The Company periodically evaluates investments for other than temporary impairment. There was no impairment of this investment in 2019, 2018 or 2017.

The FHLB stock is carried at cost since it is generally redeemable at par value. The carrying value of the stock held at the FHLB was $30.9 million and $23.4 million at September 30, 2019 and 2018, respectively. At fiscal year end 2019 and 2018, the Company pledged securities with fair values of approximately $812.2 million and $1.06 billion, respectively, against specific FHLB advances.  In addition, a combination of qualifying residential and other real estate loans of approximately $928.8 million and $756.0 million were pledged as collateral at September 30, 2019 and 2018, respectively.

Included in Interest and Dividend Income from other investments is $1.0 million, $1.1 million and $0.5 million related to dividend income on FHLB stock for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.

NOTE 4.  LOANS AND LEASES RECEIVABLE, NET

Loans and Leases

Loan and lease tables have been conformed to be consistent with the Company's updated categorization of its lending portfolio between National Lending and Community Banking.

Fiscal year-end loans and leases receivable were as follows:

(Dollars in Thousands)	September 30, 2019	September 30, 2018
National Lending
Asset based lending	$688,520	$477,917
Factoring	296,507	284,221
Lease financing	381,602	265,315
Insurance premium finance	361,105	337,877
SBA/USDA	88,831	59,374
Other commercial finance	99,665	85,145
Commercial finance	1,916,230	1,509,849
Consumer credit products	106,794	80,605
Other consumer finance	161,404	189,756
Consumer finance(1)	268,198	270,361
Tax services	2,240	1,073
Warehouse finance(1)	262,924	65,000
Total National Lending	2,449,592	1,846,283
Community Banking
Commercial real estate and operating	883,932	790,890
Consumer one-to-four family real estate and other	259,425	247,318
Agricultural real estate and operating	58,464	60,498
Total Community Banking	1,201,821	1,098,706
Total loans and leases	3,651,413	2,944,989
Net deferred loan origination fees (costs)	7,434	(250)
Total gross loans and leases	3,658,847	2,944,739

Allowance for loan and lease losses	(29,149)	(13,040)
Total loans and leases, net(2)	$3,629,698	$2,931,699
(1) Warehouse finance loans are presented in their own line. Previously, these balances were included with consumer finance loans. Prior period balances have also been adjusted to reflect this change.
(2) As of September 30, 2019, the remaining balance of acquired loans and leases from the Crestmark Acquisition was $312.5 million and the remaining balances of the credit and interest rate mark discounts related to the acquired loans and leases held for investment were $5.6 million and $2.6 million, respectively, while the remaining balance of the interest rate mark premium related to the acquired loans held for sale was $0.7 million. On August 1, 2018, the Company acquired loans and leases from the Crestmark Acquisition totaling $1.06 billion and recorded related credit and interest rate mark discounts of $12.3 million and $6.0 million, respectively.

During the fiscal year ended September 30, 2019, the Company transferred $100.0 million of consumer credit product loans to held for sale and originated $171.3 million of SBA/USDA and consumer credit product loans as held for sale. The Company sold held for sale loans resulting in proceeds of $125.4 million and gains on sale of $5.1 million during the fiscal year ended September 30, 2019. The Company sold held for sale loans resulting in proceeds of $17.6 million and gains on sale of $0.4 million during the fiscal year ended September 30, 2018.

Loans purchased and sold by portfolio segment, including participation interests, for the fiscal years ended September 30, 2019 and 2018 were as follows:

	Fiscal Year Ended
(Dollars in Thousands)	September 30, 2019	September 30, 2018
Loans Purchased
Loans held for sale	$15,443	$—
Loans held for investment:
Total National Lending	235,918	137,751
Total Community Banking	26,704	27,919
Total purchases	278,065	165,670
Loans Sold
Loans held for sale	121,071	17,621
Loans held for investment:
Total Community Banking	13,069	22,611
Total sales	$134,140	$40,232

The net investment in direct financing and sales-type leases was comprised of the following as of September 30, 2019 and September 30, 2018.

	September 30, 2019	September 30, 2018
(Dollars in Thousands)
Minimum lease payments receivable	$430,391	$301,835
Estimated residual value of leased equipment	13,352	12,406
Unamortized initial direct costs	6,026	1,806
Premium on acquired leases	—	26
Unearned income	(62,088)	(48,949)
Net investment in direct financing and sales-type leases	$387,681	$267,124

Future minimum lease payments receivable on noncancelable direct financing and sales-type leases were as follows as of September 30, 2019.

As of September 30, 2019
(Dollars in thousands)
2020	$146,067
2021	124,702
2022	85,081
2023	50,625
2024	21,007
2025 and thereafter	2,909
Total	$430,391

The Company did not record any contingent rental income from sales-type and direct financing leases in the fiscal year ended September 30, 2019.

Annual activity in the allowance for loan and lease losses was as follows:

Fiscal Year Ended September 30,	2019	2018	2017
(Dollars in Thousands)
Beginning balance	$13,040	$7,534	$5,635
Provision for loan and lease losses	55,650	29,433	10,589
Recoveries	3,313	2,037	307
Charge offs	(42,854)	(25,964)	(8,997)
Ending balance	$29,149	$13,040	$7,534

Activity in the allowance for loan and lease losses and balances of loans and leases by portfolio segment for the fiscal years ended September 30, 2019 and 2018 were as follows:

Allowance for loan and lease losses:	Beginning balance	Provision (recovery) for loan and lease losses	Charge-offs	Recoveries	Ending balance
Fiscal Year Ended September 30, 2019
National Lending	(Dollars in Thousands)
Asset based lending	$107	$8,663	$(2,486)	$159	$6,443
Factoring	64	5,849	(2,725)	73	3,261
Lease financing	59	4,009	(3,473)	2,207	2,802
Insurance premium finance	1,031	2,361	(2,689)	321	1,024
SBA/USDA	13	370	—	—	383
Other commercial finance	28	655	—	—	683
Commercial finance	1,302	21,907	(11,373)	2,760	14,596
Consumer credit products	785	259	—	—	1,044
Other consumer finance	2,820	8,563	(6,346)	81	5,118
Consumer finance	3,605	8,822	(6,346)	81	6,162
Tax services	—	24,873	(25,095)	222	—
Warehouse finance	65	198	—	—	263
Total National Lending	4,972	55,800	(42,814)	3,063	21,021
Community Banking
Commercial real estate and operating	6,220	(12)	—	—	6,208
Consumer one-to-four family real estate and other	632	461	(40)	—	1,053
Agricultural real estate and operating	1,216	(599)	—	250	867
Total Community Banking	8,068	(150)	(40)	250	8,128
Total	$13,040	$55,650	$(42,854)	$3,313	$29,149

Allowance for loan and lease losses:	Beginning balance	Provision (recovery) for loan and lease losses	Charge-offs	Recoveries	Ending balance
Fiscal Year Ended September 30, 2018
National Lending	(Dollars in Thousands)
Asset based lending	$—	$(249)	$—	$356	$107
Factoring	—	434	(821)	451	64
Lease financing	—	147	(135)	47	59
Insurance premium finance	796	998	(1,078)	315	1,031
SBA/USDA	—	622	(609)	—	13
Other commercial finance	4	24	—	—	28
Commercial finance	800	1,976	(2,643)	1,169	1,302
Consumer credit products	—	785	—	—	785
Other consumer finance	—	4,263	(1,443)	—	2,820
Consumer finance	—	5,048	(1,443)	—	3,605
Tax services	5	21,344	(21,802)	453	—
Warehouse finance	—	65	—	—	65
Total National Lending	805	28,433	(25,888)	1,622	4,972
Community Banking
Commercial real estate and operating	2,820	3,400	—	—	6,220
Consumer one-to-four family real estate and other	809	(104)	(76)	3	632
Agricultural real estate and operating	2,574	(1,769)	—	411	1,216
Total Community Banking	6,203	1,527	(76)	414	8,068
Unallocated	527	(527)	—	—	—
Total	$7,534	$29,433	$(25,964)	$2,037	$13,040

The following tables provide details regarding the allowance for loan and lease losses and balances by type of allowance as of September 30, 2019 and 2018.

	Allowance			Loans and Leases
Recorded Investment	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total
Fiscal Year Ended September 30, 2019
National Lending	(Dollars in Thousands)
Asset based lending	$443	$6,000	$6,443	$16,727	$671,793	$688,520
Factoring	1,262	1,999	3,261	3,824	292,683	296,507
Lease financing	119	2,683	2,802	4,432	377,170	381,602
Insurance premium finance	—	1,024	1,024	—	361,105	361,105
SBA/USDA	51	332	383	3,841	84,990	88,831
Other commercial finance	—	683	683	—	99,665	99,665
Commercial finance	1,875	12,721	14,596	28,824	1,887,406	1,916,230
Consumer credit products	—	1,044	1,044	—	106,794	106,794
Other consumer finance	—	5,118	5,118	1,472	159,932	161,404
Consumer finance	—	6,162	6,162	1,472	266,726	268,198
Tax services	—	—	—	—	2,240	2,240
Warehouse finance	—	263	263	—	262,924	262,924
Total National Lending	1,875	19,146	21,021	30,296	2,419,296	2,449,592
Community Banking
Commercial real estate and operating	—	6,208	6,208	258	883,674	883,932
Consumer one-to-four family real estate and other	—	1,053	1,053	100	259,325	259,425
Agricultural real estate and operating	—	867	867	2,985	55,479	58,464
Total Community Banking	—	8,128	8,128	3,343	1,198,478	1,201,821
Total	$1,875	$27,274	$29,149	$33,639	$3,617,774	$3,651,413

	Allowance			Loans and Leases
Recorded Investment	Ending balance: individually evaluated for impairment(1)	Ending balance: collectively evaluated for impairment(1)	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total
Fiscal Year Ended September 30, 2018
National Lending	(Dollars in Thousands)
Asset based lending	$—	$107	$107	$1,404	$476,513	$477,917
Factoring	—	64	64	3,331	280,890	284,221
Lease financing	—	59	59	8,877	256,438	265,315
Insurance premium finance	—	1,031	1,031	—	337,877	337,877
SBA/USDA	—	13	13	—	59,374	59,374
Other commercial finance	—	28	28	—	85,145	85,145
Commercial finance	—	1,302	1,302	13,612	1,496,237	1,509,849
Consumer credit products	—	785	785	—	80,605	80,605
Other consumer finance	—	2,820	2,820	—	189,756	189,756
Consumer finance	—	3,605	3,605	—	270,361	270,361
Tax services	—	—	—	—	1,073	1,073
Warehouse finance	—	65	65	—	65,000	65,000
Total National Lending	—	4,972	4,972	13,612	1,832,671	1,846,283
Community Banking
Commercial real estate and operating	—	6,220	6,220	451	790,439	790,890
Consumer one-to-four family real estate and other	—	632	632	94	247,224	247,318
Agricultural real estate and operating	—	1,216	1,216	1,454	59,044	60,498
Total Community Banking	—	8,068	8,068	1,999	1,096,707	1,098,706
Total	$—	$13,040	$13,040	$15,611	$2,929,378	$2,944,989
(1) Balances have been restated from what was previously reported as of September 30, 2018 on the Company's Annual Report on Form 10-K for its fiscal year ended September 30, 2018.

The asset classification of loans and leases at September 30, 2019, and 2018, were as follows:

Asset Classification	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Fiscal Year Ended September 30, 2019
National Lending	(Dollars in Thousands)
Asset based lending	$581,803	$—	$89,990	$16,183	$544	$688,520
Factoring	256,048	—	36,635	3,824	—	296,507
Lease financing	367,791	—	9,379	4,432	—	381,602
Insurance premium finance	361,105	—	—	—	—	361,105
SBA/USDA	76,609	—	8,381	3,841	—	88,831
Other commercial finance	99,057	—	608	—	—	99,665
Commercial finance	1,742,413	—	144,993	28,280	544	1,916,230
Consumer credit products	106,794	—	—	—	—	106,794
Other consumer finance	161,404	—	—	—	—	161,404
Consumer finance	268,198	—	—	—	—	268,198
Tax services	2,240	—	—	—	—	2,240
Warehouse finance	262,924	—	—	—	—	262,924
Total National Lending	2,275,775	—	144,993	28,280	544	2,449,592
Community Banking
Commercial real estate and operating	875,933	1,494	2,884	3,621	—	883,932
Consumer one-to-four family real estate and other	257,575	946	708	196	—	259,425
Agricultural real estate and operating	39,409	4,631	5,876	8,548	—	58,464
Total Community Banking	1,172,917	7,071	9,468	12,365	—	1,201,821
Total loans and leases	$3,448,692	$7,071	$154,461	$40,645	$544	$3,651,413

Asset Classification	Pass	Watch	Special Mention	Substandard	Total
Fiscal Year Ended September 30, 2018
National Lending	(Dollars in Thousands)
Asset based lending	$418,635	$—	$57,877	$1,405	$477,917
Factoring	248,246	—	32,644	3,331	284,221
Lease financing	252,487	—	3,951	8,877	265,315
Insurance premium finance	336,296	—	1,581	—	337,877
SBA/USDA	39,093	—	20,281	—	59,374
Other commercial finance	85,145	—	—	—	85,145
Commercial finance	1,379,902	—	116,334	13,613	1,509,849
Consumer credit products	80,605	—	—	—	80,605
Other consumer finance	189,756	—	—	—	189,756
Consumer finance	270,361	—	—	—	270,361
Tax services	1,073	—	—	—	1,073
Warehouse finance	65,000				65,000
Total National Lending	1,716,336	—	116,334	13,613	1,846,283
Community Banking
Commercial real estate and operating	778,445	12,251	194	—	790,890
Consumer one-to-four family real estate and other	246,463	537	239	79	247,318
Agricultural real estate and operating	42,292	2,447	4,872	10,887	60,498
Total Community Banking	1,067,200	15,235	5,305	10,966	1,098,706
Total loans and leases	$2,783,536	$15,235	$121,639	$24,579	$2,944,989

Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the Bank's regulator, the OCC, to be of lesser quality as “substandard,” “doubtful” or “loss.”  The loan classification and risk rating definitions are as follows:

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

Past due loans and leases at September 30, 2019 and 2018 were as follows:

Past Due Loans and Leases	Accruing and Non-accruing Loans and Leases						Non-performing Loans and Leases
Fiscal Year Ended September 30, 2019	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Non-accrual balance	Total
(Dollars in Thousands)
Loans held for sale	$1,122	$755	$964	$2,841	$145,936	$148,777	$964	$—	$964

National Lending
Asset based lending	109	243	11,771	12,123	676,397	688,520	482	11,332	11,814
Factoring	—	—	—	—	296,507	296,507	—	1,669	1,669
Lease financing	3,213	1,801	4,063	9,077	372,525	381,602	3,289	1,122	4,411
Insurance premium finance	1,999	2,881	3,807	8,687	352,418	361,105	3,807	—	3,807
SBA/USDA	83	—	255	338	88,493	88,831	—	255	255
Other commercial finance	—	—	—	—	99,665	99,665	—	—	—
Commercial finance	5,404	4,925	19,896	30,225	1,886,005	1,916,230	7,578	14,378	21,956
Consumer credit products	627	557	239	1,423	105,371	106,794	239	—	239
Other consumer finance	932	1,005	1,078	3,015	158,389	161,404	1,078	—	1,078
Consumer finance	1,559	1,562	1,317	4,438	263,760	268,198	1,317	—	1,317
Tax services	—	—	2,240	2,240	—	2,240	2,240	—	2,240
Warehouse finance	—	—	—	—	262,924	262,924	—	—	—
Total National Lending	6,963	6,487	23,453	36,903	2,412,689	2,449,592	11,135	14,378	25,513
Community Banking
Commercial real estate and operating	565	—	—	565	883,367	883,932	—	—	—
Consumer one-to-four family real estate and other	458	—	9	467	258,958	259,425	—	44	44
Agricultural real estate and operating	49	—	—	49	58,415	58,464	—	—	—
Total Community Banking	1,072	—	9	1,081	1,200,740	1,201,821	—	44	44
Total loans and leases held for investment	8,035	6,487	23,462	37,984	3,613,429	3,651,413	11,135	14,422	25,557

Total loans and leases	$9,157	$7,242	$24,426	$40,825	$3,759,365	$3,800,190	$12,099	$14,422	$26,521

Past Due Loans and Leases	Accruing and Non-accruing Loans and Leases						Non-performing Loans and Leases
Fiscal Year Ended September 30, 2018	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Non-accrual balance	Total
(Dollars in Thousands)
National Lending
Asset based lending	1,235	2,151	94	3,480	474,437	477,917	94	—	94
Factoring	—	—	—	—	284,221	284,221	—	—	—
Lease financing	16,542	532	2,921	19,995	245,320	265,315	726	2,864	3,590
Insurance premium finance	1,864	1,019	2,981	5,864	332,013	337,877	2,981	—	2,981
SBA/USDA	1,067	—	—	1,067	58,307	59,374	—	—	—
Other commercial finance	—	—	—	—	85,145	85,145	—	—	—
Commercial finance	20,708	3,702	5,996	30,406	1,479,443	1,509,849	3,801	2,864	6,665
Consumer credit products	532	284	147	963	79,642	80,605	147	—	147
Other consumer finance	2,677	1,311	2,237	6,225	183,531	189,756	2,237	—	2,237
Consumer finance	3,209	1,595	2,384	7,188	263,173	270,361	2,384	—	2,384
Tax services	—	—	1,073	1,073	—	1,073	1,073	—	1,073
Warehouse finance	—	—	—	—	65,000	65,000	—	—	—
Total National Lending	23,917	5,297	9,453	38,667	1,807,616	1,846,283	7,258	2,864	10,122
Community Banking
Commercial real estate and operating	—	—	—	—	790,890	790,890	—	—	—
Consumer one-to-four family real estate and other	105	—	79	184	247,134	247,318	79	—	79
Agricultural real estate and operating	—	—	—	—	60,498	60,498	—	—	—
Total Community Banking	105	—	79	184	1,098,522	1,098,706	79	—	79
Total loans and leases held for investment	$24,022	$5,297	$9,532	$38,851	$2,906,138	$2,944,989	$7,337	$2,864	$10,201

Non-accruing loans and leases were $14.4 million and $2.9 million at September 30, 2019 and 2018, respectively.  There were $12.1 million and $7.3 million in accruing loans and leases delinquent 90 days or more at September 30, 2019 and 2018, respectively.  For the fiscal year ended September 30, 2019, gross interest income, which would have been recorded had the non-accruing loans and leases been current in accordance with their original terms, was insignificant, none of which was included in interest income.

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

Impaired loans and leases at September 30, 2019 and 2018 were as follows:

September 30, 2019	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans and leases without a specific valuation allowance
National Lending	(Dollars in Thousands)
Asset based lending	$12,187	$13,487	$—
Factoring	1,563	2,638	—
Lease financing	1,897	1,897	—
SBA/USDA	2,595	2,595	—
Commercial finance	18,242	20,617	—
Other consumer finance	1,472	1,539	—
Consumer finance	1,472	1,539	—
Total National Lending	19,714	22,156	—
Community Banking
Commercial real estate and operating	258	258	—
Consumer one-to-four family real estate and other	100	100	—
Agricultural real estate and operating	2,985	2,985	—
Total Community Banking	3,343	3,343	—
Total	$23,057	$25,499	$—
Loans and leases with a specific valuation allowance
National Lending
Asset based lending	$4,540	$4,567	$443
Factoring	2,261	3,601	1,262
Lease financing	2,535	2,535	119
SBA/USDA	1,246	1,246	51
Commercial finance	10,582	11,949	1,875
Total National Lending	10,582	11,949	1,875
Total	$10,582	$11,949	$1,875

September 30, 2018(1)	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans and leases without a specific valuation allowance
National Lending	(Dollars in Thousands)
Asset based lending	$1,404	$1,404	$—
Factoring	3,331	3,911	—
Lease financing	8,877	8,877	—
Commercial finance	13,612	14,192	—
Total National Lending	13,612	14,192	—
Community Banking
Commercial real estate and operating	405	405	—
Consumer one-to-four family real estate and other	140	140	—
Agricultural real estate and operating	1,454	1,454	—
Total Community Banking	1,999	1,999	—
Total	$15,611	$16,191	$—
(1) Balances have been restated from what was previously reported as of September 30, 2018 on the Company's Annual Report on Form 10-K for its fiscal year ended September 30, 2018.

There were no loans and leases with a specific valuation allowance at September 30, 2018.

The following table provides the average recorded investment in impaired loans and leases for the fiscal years ended September 30, 2019 and 2018.

Fiscal Year Ended September 30,	2019		2018
(Dollars in thousands)	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
National Lending
Asset based lending	$5,742	$344	$117	$—
Factoring	4,751	5	277	—
Lease financing	5,037	17	740	—
SBA/USDA	639	—	—	—
Commercial finance	16,169	366	1,134	$—
Other consumer finance	1,207	67	—	—
Consumer finance	1,207	67	—	—
Total National Lending	17,376	433	1,134	—
Community Banking
Commercial real estate and operating	269	14	673	19
Consumer one-to-four family real estate and other	172	6	226	14
Agricultural real estate and operating	1,483	107	1,652	127
Total Community Banking	1,924	127	2,551	160
Total loans and leases	$19,300	$560	$3,685	$160

The Company’s troubled debt restructurings ("TDRs") typically involve forgiving a portion of interest or principal on existing loans, making loans at a rate materially less than current market rates, or extending the term of the loan. There were $2.9 million of National Lending loans and leases and $2.5 million of Community Banking loans that were modified in a TDR during the fiscal year ended September 30, 2019, all of which were modified to extend the term of the loan. There were $4.7 million of Community Banking loans that were modified in a TDR during the fiscal year ended September 30, 2018. During the fiscal year ended September 30, 2019, the Company had $0.9 million of Community Banking loans and $0.2 million of National Lending loans that were modified in a TDR within the previous 12 months and for which there was a payment default. During the fiscal year ended September 30, 2018, the Company had $0.1 million of Community Banking loans and no National Lending loans or leases that were modified in a TDR within the previous 12 months and for which there was a payment default. TDR net charge-offs and the impact of TDRs on the Company's allowance for loan and lease losses were insignificant during the fiscal years ended September 30, 2019 and September 30, 2018.

At September 30, 2019, foreclosed and repossessed assets totaled $29.5 million, compared to $31.6 million at September 30, 2018. At September 30, 2019, the Company had established a valuation allowance of $0.1 million for foreclosed and repossessed assets. The Company did not have a valuation allowance established for any foreclosed and repossessed assets at September 30, 2018. There were no impairments on any foreclosed and repossessed assets or loans in the process of foreclosure at September 30, 2019 and none at September 30, 2018. On November 14, 2019, the Company disposed of assets related to a previously disclosed agricultural relationship that were held in other real estate owned. The Company expects to incur a pre-tax net loss of approximately $4.3 million in the quarter ended December 31, 2019 related to the disposition of these assets.

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

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted earnings per share for the fiscal years ended September 30, 2019, 2018 and 2017 is presented below.

(Dollars in Thousands, Except Share and Per Share Data)	2019	2018	2017
Basic income per common share:
Net income attributable to Meta Financial Group, Inc.	$97,004	$51,620	$44,917
Weighted average common shares outstanding	38,880,919	30,737,499	27,741,276
Basic income per common share	$2.49	$1.68	$1.62

Diluted income per common share:
Net income attributable to Meta Financial Group, Inc.	$97,004	$51,620	$44,917
Weighted average common shares outstanding	38,880,919	30,737,499	27,741,276
Outstanding options - based upon the two-class method	40,718	115,551	166,956
Weighted average diluted common shares outstanding	38,921,637	30,853,050	27,908,232
Diluted income per common share	$2.49	$1.67	$1.61

NOTE 6.  PREMISES, FURNITURE AND EQUIPMENT, NET

Fiscal year-end premises and equipment were as follows:

September 30,	2019	2018
(Dollars in Thousands)
Land	$2,932	$2,932
Buildings	30,906	29,459
Furniture, fixtures, and equipment	61,216	56,597
	95,054	88,988
Less: accumulated depreciation and amortization	(49,122)	(48,530)
Net book value	$45,932	$40,458

Depreciation expense of premises, furniture and equipment included in occupancy and equipment expense was approximately $8.6 million, $5.7 million and $5.5 million for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.

NOTE 7.  RENTAL EQUIPMENT, NET
Rental equipment was as follows as of September 30, 2019 and September 30, 2018.

	September 30, 2019	September 30, 2018
(Dollars in thousands)
Computers and IT networking equipment	$37,352	$53,035
Motor vehicles and other	98,149	43,505
Office furniture and equipment	2,875	3,590
Solar panels and equipment	116,505	57,242
Total	254,881	157,372

Accumulated depreciation	(46,344)	(50,082)
Net book value	$208,537	$107,290

During fiscal year 2019, an impairment was recorded related to solar panels and equipment. Please refer to Note 2 for further discussion.
Future minimum lease payments receivable on equipment under operating leases were as follows as of September 30, 2019.

September 30, 2019
(Dollars in thousands)
2020	$31,300
2021	26,951
2022	20,076
2023	16,237
2024	11,173
2025 and thereafter	22,138
Total	$127,875

NOTE 8.  GOODWILL AND INTANGIBLE ASSETS

The Company held a total of $309.5 million of goodwill as of September 30, 2019. The recorded goodwill is a result of multiple business combinations that have occurred since fiscal year 2015, the most recent being the Crestmark Acquisition that closed on August 1, 2018. Goodwill is assessed for impairment at a reporting unit level, which is one level below the operating segments.

The changes in the carrying amount of the Company’s goodwill and intangible assets for the fiscal years ended September 30, 2019 and 2018 were as follows:

(Dollars in Thousands)	Payments	Banking	Corporate Services/Other	Total
Goodwill
September 30, 2018	$87,145	$216,125	$—	$303,270
Acquisitions	—	—	—	—
Measurement Period Adjustments (1)	—	6,235	—	6,235
Impairment	—	—	—	—
September 30, 2019	$87,145	$222,360	$—	$309,505

September 30, 2017	$87,145	$11,578	$—	$98,723
Acquisitions	—	204,547	—	204,547
Impairment	—	—	—	—
September 30, 2018	$87,145	$216,125	$—	$303,270
(1) The Company recognized measurement period adjustments on provisional goodwill during fiscal year 2019 related to the Crestmark Acquisition. Refer to Note 2. Acquisitions.

The Company completed an annual goodwill impairment test for the fiscal year ended September 30, 2019. Based on the results of the qualitative analysis, it was identified that it was more likely than not the fair value of the goodwill recorded exceeded the current carrying value. The Company concluded a quantitative analysis was not required and no impairment existed.

(Dollars in Thousands)	Trademark (1)	Non-Compete (2)	Customer Relationships (3)	All Others (4)	Total
Intangibles
Balance as of September 30, 2018	$12,987	$1,297	$48,455	$7,980	$70,719
Acquisitions during the period	—	—	—	115	115
Amortization during the period	(1,028)	(470)	(15,248)	(965)	(17,711)
Write-offs during the period	—	—	—	(313)	(313)
Balance as of September 30, 2019	$11,959	$827	$33,207	$6,817	$52,810

Gross carrying amount	$14,624	$2,480	$82,088	$10,703	$109,895
Accumulated amortization	(2,665)	(1,653)	(38,633)	(3,227)	(46,178)
Accumulated impairment			(10,248)	(659)	(10,907)
Balance as of September 30, 2019	$11,959	$827	$33,207	$6,817	$52,810
(1) Book amortization period of 5-15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 3-5 years. Amortized using the straight line method.
(3) Book amortization period of 10-30 years. Amortized using the accelerated method.
(4) Book amortization period of 3-20 years. Amortized using the straight line method.

(Dollars in Thousands)	Trademark (1)	Non-Compete (2)	Customer Relationships (3)	All Others (4)	Total
Intangibles
Balance as of September 30, 2017	$10,051	$1,782	$31,707	$8,638	$52,178
Acquisitions during the period	3,634	—	24,278	449	28,361
Amortization during the period	(698)	(485)	(7,530)	(928)	(9,641)
Write-offs during the period	—	—	—	(179)	(179)
Balance as of September 30, 2018	$12,987	$1,297	$48,455	$7,980	$70,719

Gross carrying amount	$14,624	$2,480	$82,088	$10,951	$110,143
Accumulated amortization	(1,637)	(1,183)	(23,385)	(2,263)	(28,468)
Accumulated impairment	—	—	(10,248)	(708)	(10,956)
Balance as of September 30, 2018	$12,987	$1,297	$48,455	$7,980	$70,719

(1) Book amortization period of 5-15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 3-5 years. Amortized using the straight line method.
(3) Book amortization period of 10-30 years. Amortized using the accelerated method.
(4) Book amortization period of 3-20 years. Amortized using the straight line method.

The Company tests intangible assets for impairment at least annually or more often if conditions indicate a possible impairment. The Company recorded an $0.1 million impairment charge during the second quarter of fiscal 2019 within its Payments segment and an immaterial impairment charge during the fourth quarter of fiscal 2018 within its Banking segment. Intangible impairment expense is recorded within the impairment expense line of the Consolidated Statements of Operations.

The anticipated future amortization of intangibles is as follows:

Fiscal Year Ended	Anticipated Amortization
(Dollars in Thousands)
2020	$10,987
2021	8,528
2022	6,402
2023	5,083
2024	4,365
Thereafter	17,445
Total anticipated intangible amortization	$52,810

NOTE 9.  TIME CERTIFICATES OF DEPOSITS

Time certificates of deposits in denominations of $250,000 or more were approximately $51.4 million and $163.3 million at September 30, 2019, and 2018, respectively.

At September 30, 2019, the scheduled maturities of time certificates of deposits were as follows for the fiscal years ending:

As of September 30,
(Dollars in Thousands)
2020	$1,289,068
2021	114,051
2022	11,719
2023	1,445
2024	207
Total (1)	$1,416,490

(1) As of September 30, 2019, the Company had $1.3 billion of certificates of deposits which were recorded in wholesale deposits on the Consolidated Statements of Financial Condition.

Under the Dodd-Frank Act, IRA and non-IRA deposit accounts are permanently insured up to $250,000 by the DIF under management of the FDIC.

NOTE 10.  SHORT-TERM AND LONG-TERM BORROWINGS

Short-Term Borrowings

September 30,	2019	2018
(Dollars in Thousands)
Overnight federal funds purchased	$642,000	$422,000
Repurchase agreements	4,019	3,694
Other short-term borrowings	—	65
Total	$646,019	$425,759

The Company had $477.0 million of overnight federal funds purchased from the FHLB and $165.0 million from other financial institutions at September 30, 2019, as compared to $422.0 million at September 30, 2018. At September 30, 2019 and 2018, the Company had no short-term advances from the FHLB.

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

At fiscal year-end 2019 and 2018, the Bank pledged securities with fair values of approximately $812.2 million and $1.06 billion, respectively, against specific FHLB advances.  In addition, qualifying real estate loans of approximately $928.8 million, and $756.0 million were pledged as collateral at September 30, 2019, and 2018, respectively.

Securities sold under agreements to repurchase totaled approximately $4.0 million and $3.7 million at September 30, 2019, and 2018, respectively.

An analysis of securities sold under agreements to repurchase at September 30, 2019 and 2018 follows:

September 30,	2019	2018
(Dollars in Thousands)
Highest month-end balance	$4,306	$3,740
Average balance	3,542	2,557
Weighted average interest rate for the fiscal year	2.67%	2.05%
Weighted average interest rate at fiscal year end	2.41%	2.48%

The Company pledged securities with fair values of approximately $4.9 million at September 30, 2019, as collateral for securities sold under agreements to repurchase. There were $13.9 million of securities pledged as collateral for securities sold under agreements to repurchase at September 30, 2018.

The Company has a line of credit with another financial institution for $25.0 million as of September 30, 2019. This line of credit has no fee, and, as of September 30, 2019, the Company had not drawn on it.

Long-Term Borrowings

September 30,	2019	2018
(Dollars in Thousands)
Long-term FHLB advances	$110,000	$—
Trust preferred securities	13,661	13,661
Subordinated debentures (net of issuance costs)	73,644	73,491
Other long-term borrowings (1)	18,533	1,811
Total	$215,838	$88,963

(1) Includes $16.6 million of discounted leases and $1.9 million of capital lease obligations at September 30, 2019.

At September 30, 2019, the scheduled maturities of the Company's long-term borrowings were as follows for the fiscal years ending:

September 30,	Long-term FHLB advances	Trust preferred securities	Subordinated debentures	Other long-term borrowings	Total
(Dollars in Thousands)
2020	$—	$—	$—	$7,301	$7,301
2021	110,000	—	—	5,074	115,074
2022	—	—	—	2,355	2,355
2023	—	—	—	1,615	1,615
2024	—	—	—	793	793
Thereafter	—	13,661	73,644	1,395	88,700
Total long-term borrowings	$110,000	$13,661	$73,644	$18,533	$215,838

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

The Company issued all of the 10,310 authorized shares of trust preferred securities of First Midwest Financial Capital Trust I holding solely securities.  Distributions are paid semi-annually.  Cumulative cash distributions are calculated at a variable rate of LIBOR plus 3.75% (5.81% at September 30, 2019, and 6.35% at September 30, 2018), not to exceed 12.5%.  The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond July 25, 2031.  At the end of any deferral period, all accumulated and unpaid distributions are required to be paid.  The capital securities are required to be redeemed on July 25, 2031; however, the Company has a semi-annual option to shorten the maturity date.  The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption.

Holders of the capital securities have no voting rights, are unsecured and rank junior in priority of payment to all of the Company’s indebtedness and senior to the Company’s common stock.

Although the securities issued by the Trust are not included as a component of stockholders’ equity, the securities are treated as capital for regulatory purposes, subject to certain limitations.

Through the Crestmark Acquisition, the Company acquired $3.4 million in floating rate capital securities due to Crestmark Capital Trust I, a 100%-owned nonconsolidated subsidiary of the Company. The subordinated debentures bear interest at LIBOR plus 3.00%, have a stated maturity of 30 years and are redeemable by the Company at par, with regulatory approval. The interest rate is reset quarterly at distribution dates in February, May, August, and November. The interest rate as of September 30, 2019 was 5.09%. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.

The Company completed the public offering of $75.0 million of 5.75% fixed-to-floating rate subordinated debentures during fiscal year 2016. These notes are due August 15, 2026. The subordinated debentures were sold at par, resulting in net proceeds of approximately $73.9 million. At September 30, 2019, the Company had $73.6 million in aggregate principal amount in subordinated debentures, net of issuance costs of $1.4 million.

NOTE 11.  STOCKHOLDERS' EQUITY
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
Repurchase of Common Stock
On March 26, 2019, Meta announced a share repurchase program of up to 2,000,000 of its outstanding shares of common stock, or approximately 5% of its outstanding shares. The program became effective on May 1, 2019. During fiscal year 2019, Meta repurchased under the program a total of $46.5 million, or 1,680,772 shares of its common stock, at an average price of $27.67 per share. Under the repurchase program, repurchased shares were retired and designated as authorized but unissued shares. The Company accounts for repurchased shares using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. As of September 30, 2019, the remaining number of shares available for repurchase under this program was 319,228 shares of common stock.
For the fiscal years ended September 30, 2019, and 2018, the Company also repurchased 104,219 and 20,947 shares, or $3.4 million and $1.7 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

As referenced in Note 23. Subsequent Events, on November 20, 2019, the Company announced the authorization by its Board of Directors of a new share repurchase program to repurchase up to an additional 7,500,000 shares of the Company's outstanding common stock. The new authorization will be effective November 21, 2019 through December 31, 2022.

NOTE 12.  EMPLOYEE STOCK OWNERSHIP AND PROFIT SHARING PLANS

The Company maintains an Employee Stock Ownership Plan (“ESOP”) for eligible employees who have 1,000 hours of employment with the Bank, have worked at least one year at the Bank and who have attained age 21.  ESOP expense of $2.9 million, $2.1 million and $1.7 million was recorded for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.  Contributions of $3.2 million, $2.0 million and $1.6 million were made to the ESOP during the fiscal years ended September 30, 2019, 2018 and 2017, respectively.

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

For the fiscal years ended September 30, 2019, 2018 and 2017, 98,753 shares, 72,996 shares and 61,458 shares, from the suspense account, with a fair value of $32.61, $27.55 and $26.13 per share, respectively, were released. For the fiscal years ended September 30, 2019, 2018 and 2017, allocated shares and total ESOP shares reflect 79,926 shares, 6,687 shares and 42,378 shares, respectively, withdrawn from the ESOP by participants who were no longer with the Company or by participants diversifying their holdings.  At September 30, 2019, 2018 and 2017, there were 5,336, 3,987 and 4,437 shares purchased, respectively, for dividend reinvestment.

Fiscal year-end ESOP shares are as follows:

At September 30,	2019	2018	2017
(Dollars in Thousands)
Allocated shares	778,088	812,346	768,657
Unearned shares	—	—	—
Total ESOP shares	778,088	812,346	768,657
Fair value of unearned shares	$—	$—	$—

The Company also has a profit sharing plan covering substantially all full-time employees.  Contribution expense to the profit sharing plan, included in compensation and benefits, for the fiscal years ended September 30, 2019, 2018 and 2017 was $3.3 million, $2.2 million and $1.6 million, respectively.

NOTE 13.  STOCK COMPENSATION

The Company maintains the 2002 Omnibus Incentive Plan, as amended and restated, which, among other things, provides for the awarding of stock options and nonvested restricted shares to certain officers and directors of the Company.  Awards are granted by the Compensation Committee of the Board of Directors based on the performance of the award recipients or other relevant factors.

The following table shows the effect to income, net of tax benefits, of share-based expense recorded in the fiscal years ended September 30, 2019, 2018 and 2017.

Fiscal Year Ended September 30,	2019	2018	2017
(Dollars in Thousands)
Total employee stock-based compensation expense recognized in income, net of tax effects of $3,230, $3,139, and $3,907, respectively	$9,716	$7,878	$6,486

As of September 30, 2019, stock-based compensation expense not yet recognized in income totaled $11.9 million, which is expected to be recognized over a weighted-average remaining period of 3.07 years.

At grant date, the fair value of options awarded to recipients is estimated using a Black-Scholes valuation model.  The exercise price of stock options equals the fair market value of the underlying stock at the date of grant.  Options are issued for a period of 10 years with 100% vesting generally occurring either at grant date or over a period of four years.  No options were granted during the fiscal years ended September 30, 2019, 2018 or 2017. The intrinsic value of options exercised during the fiscal years ended September 30, 2019, 2018 and 2017 were $1.8 million, $1.9 million and $1.8 million, respectively.

Shares have previously been granted each year to executives and senior leadership members under the applicable Company incentive plan. These shares vest at various times ranging from immediately to four years based on circumstances at time of grant. The fair value is determined based on the fair market value of the Company’s stock on the grant date.  Director shares are issued to the Company’s directors, and these shares vest immediately.  The total fair value of director’s shares granted during the fiscal years ended September 30, 2019, 2018 and 2017 was $1.0 million, $1.1 million and $0.5 million, respectively.

In addition to the Company’s 2002 Omnibus Incentive Plan, the Company also maintains the 1995 Stock Option and Incentive Plan.  No new options were, or could have been, awarded under the 1995 plan during the fiscal years ended September 30, 2019 and 2018; however, previously awarded options were exercised under this plan during the fiscal year ended September 30, 2017.

In addition, during the first and second quarters of fiscal 2017, shares were granted to certain executive officers of the Company in connection with their signing of employment agreements with the Company. These stock awards vest in equal installments over eight years.

The following tables show the activity of options and share awards (including shares of restricted stock subject to vesting and fully-vested restricted stock) granted, exercised or forfeited under all of the Company’s option and incentive plans during the fiscal years ended September 30, 2019 and 2018.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
(Dollars in Thousands, Except Share and Per Share Data)
Options outstanding, September 30, 2018	155,961	$8.48	1.78	$2,974
Granted	—	—	—	—
Exercised	(93,099)	8.68	—	1,842
Forfeited or expired	(3,027)	10.60	—	33
Options outstanding, September 30, 2019	59,835	$8.06	1.54	$1,469

Options exercisable end of fiscal year	59,835	$8.06	1.54	$1,469

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
(Dollars in Thousands, Except Share and Per Share Data)
Options outstanding, September 30, 2017	227,271	$7.54	2.28	$4,225
Granted	—	—	—	—
Exercised	(71,310)	5.48	—	1,909
Forfeited or expired	—	—	—	—
Options outstanding, September 30, 2018	155,961	$8.48	1.78	$2,974

Options exercisable end of fiscal year	155,961	$8.48	1.78	$2,974

	Number of Shares	Weighted Average Fair Value At Grant
(Dollars in Thousands, Except Share and Per Share Data)
Nonvested shares outstanding, September 30, 2018	1,005,813	$29.89
Granted	315,802	25.18
Vested	(391,061)	26.97
Forfeited or expired	(4,432)	25.98
Nonvested shares outstanding, September 30, 2019	926,122	$29.54

	Number of Shares	Weighted Average Fair Value At Grant
(Dollars in Thousands, Except Share and Per Share Data)
Nonvested shares outstanding, September 30, 2017	913,578	$28.99
Granted	354,108	30.36
Vested	(253,944)	27.49
Forfeited or expired	(7,929)	23.27
Nonvested shares outstanding, September 30, 2018	1,005,813	$29.89

NOTE 14.  INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return on a fiscal year basis. The provision for income taxes for the years presented below consisted of the following:

Fiscal Years Ended September 30,	2019	2018	2017
(Dollars in Thousands)
Federal:
Current	$5,278	$(4,023)	$12,153
Deferred	(14,831)	5,895	(5,040)
	(9,553)	1,872	7,113

State:
Current	5,649	2,611	4,366
Deferred	530	634	(1,246)
	6,179	3,245	3,120

Income tax (benefit) expense	$(3,374)	$5,117	$10,233

The tax effects of the Company's temporary differences that give rise to significant portions of its deferred tax assets and liabilities at September 30, 2019 and 2018 were:

September 30,	2019	2018
(Dollars in Thousands)
Deferred tax assets:
Bad debts	$6,805	$3,224
Deferred compensation	1,626	3,495
Stock based compensation	4,296	3,758
Net unrealized losses on securities available for sale	—	10,663
Valuation adjustments	6,596	6,991
General business credits(1)	27,935	12,243
Accrued expenses	3,767	3,144
Other assets	3,144	1,629
	54,169	45,147

Deferred tax liabilities:
Premises and equipment	(3,084)	(347)
Intangibles	(1,812)	(4,231)
Net unrealized gains on securities available for sale	(2,146)	—
Deferred income	(179)	(2,070)
Leased assets	(24,996)	(17,985)
Other liabilities	(3,068)	(1,777)
	(35,285)	(26,410)

Net deferred tax assets	$18,884	$18,737

(1) The general business credits are investment tax credits generated from qualified solar energy property placed in service during the fiscal years ended September 30, 2019 and 2018. These credits expire on September 30, 2039.

As of September 30, 2019, the Company had a gross deferred tax asset of $2.0 million for separate company state cumulative net operating loss carryforwards, for which $2.0 million was reserved. At September 30, 2018, the Company had a gross deferred tax asset of $2.0 million for separate company state cumulative net operating loss carryforwards, for which $1.6 million was reserved. These state operating loss carryforwards will expire in various subsequent periods.

In general, management believes that the realization of its deferred tax assets is more likely than not based on the expectations as to future taxable income; therefore, there was no deferred tax valuation allowance at September 30, 2019, or 2018 with the exception of the state cumulative net operating loss carryforwards discussed above.

The table below reconciles the statutory federal income tax expense and rate to the effective income tax expense and rate for the fiscal years presented. The Company's effective tax rate is calculated by dividing income tax expense by income before income tax expense.

Fiscal Years Ended September 30,	2019		2018		2017
	Amount	Rate	Amount	Rate	Amount	Rate
(Dollars in Thousands)
Statutory federal income tax expense and rate	$20,568	21.0%	$14,082	24.5%	$19,303	35.0%
Change in tax rate resulting from:
State income taxes net of federal benefits	5,000	5.1%	2,461	4.3%	2,014	3.7%
162(m) disallowance	2,777	2.8%	—	—%	—	—%
Tax exempt income	(2,714)	(2.8)%	(6,968)	(12.1)%	(9,991)	(18.1)%
Nondeductible acquisition costs	—	—%	1,295	2.3%	—	—%
General business credits	(27,126)	(27.7)%	(3,948)	(6.9)%	—	—%
Tax reform	—	—%	3,849	6.7%	—	—%
Amended Crestmark Bancorp historical tax return	—	—%	(4,644)	(8.1)%	—	—%
Other, net	(1,879)	(1.8)%	(1,010)	(1.7)%	(1,093)	(2.0)%
Total income tax (benefit) expense	$(3,374)	(3.4)%	$5,117	9.0%	$10,233	18.6%

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

The Company uses the flow through method of accounting for investment tax credits under which the credits are recognized as a reduction to income tax expense in the period in which the credit arises. During the fiscal years ended September 30, 2019 and 2018, $27.1 million and $4.0 million in investment tax credits were recognized as a reduction to income tax expense, respectively. During the fiscal year ended September 30, 2017, no investment tax credits were recognized.

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

The tax years ended September 30, 2016 and later remain subject to examination by the Internal Revenue Service.  For state purposes, the tax years ended September 30, 2016 and later remain open for examination, with few exceptions.

A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits for the fiscal years ended September 30, 2019 and 2018 follows:

September 30,	2019	2018
(Dollars in Thousands)
Balance at beginning of fiscal year	$434	$645
Reductions for tax positions related to prior years	(66)	(211)
Balance at end of fiscal year	$368	$434

The total amount of unrecognized tax benefits that, if recognized, would impact the effective rate was $291,000 as of September 30, 2019.  The Company recognizes interest related to unrecognized tax benefits as a component of income tax expense.  The amount of accrued interest related to unrecognized tax benefits was $77,000 as of September 30, 2019.  The Company does not anticipate any significant change in the total amount of unrecognized tax benefits within the next 12 months.

NOTE 15.  CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

As U.S. banking organizations, the Company and the Bank are required to comply with the regulatory capital rules adopted by the Federal Reserve and the OCC (the "Capital Rules") that became effective on January 1, 2015, subject to phase-in periods for certain requirements and other provisions of the Capital Rules. Under the Capital Rules and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

The Capital Rules require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined).  At September 30, 2019, both the Bank and the Company exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements.  The Company and the Bank took the accumulated other comprehensive income (“AOCI”) opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.  The table below includes certain non-GAAP financial measures that are used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies.  Management reviews these measures along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation to total equity.

	Company	Bank	Minimum to be Adequately Capitalized Under Prompt Corrective Action Provisions	Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2019
Tier 1 leverage capital ratio	8.33%	9.65%	4.00%	5.00%
Common equity Tier 1 capital ratio	10.35	12.31	4.50	6.50
Tier 1 capital ratio	10.71	12.37	6.00	8.00
Total capital ratio	13.01	13.02	8.00	10.00

September 30, 2018
Tier 1 leverage capital ratio	8.50%	9.75%	4.00%	5.00%
Common equity Tier 1 capital ratio	10.56	12.50	4.50	6.50
Tier 1 capital ratio	10.97	12.56	6.00	8.00
Total capital ratio	13.18	12.89	8.00	10.00

The following table provides a reconciliation of the amounts included in the table above for the Company.

Standardized Approach(1) September 30, 2019
(Dollars in Thousands)
Total stockholders' equity	$843,958
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	304,020
LESS: Certain other intangible assets	50,501
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	15,569
LESS: Net unrealized gains (losses) on available-for-sale securities	6,458
LESS: Noncontrolling interest	4,047
LESS: Unrealized currency gains (losses)	—
Common Equity Tier 1 (1)	463,363
Long-term borrowings and other instruments qualifying as Tier 1	13,661
Tier 1 minority interest not included in common equity tier 1 capital	2,350
Total Tier 1 capital	479,374
Allowance for loan and lease losses	29,272
Subordinated debentures (net of issuance costs)	73,644
Total capital	$582,290

(1)Capital Ratios were determined using the Capital Rules that became effective on January 1, 2015. The Capital Rules revised the definition of capital, increased minimum capital ratios, and introduced a minimum common equity tier 1 capital ratio; those changes are being fully phased in through the end of 2021.

Since January 1, 2016, the Company and the Bank have been required to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of Common Equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. On January 1, 2019, the Company and Bank were in compliance with the capital conservation buffer requirement. The implementation of the capital conservation buffer by annual increments finished on January 1, 2019, so that the required Common Equity Tier 1 risk-based, Tier 1 risk-based and total risk-based capital ratios with the buffer are currently 7.0%, 8.5% and 10.5%, respectively.

NOTE 16.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank makes various commitments to extend credit which are not reflected in the accompanying Consolidated Financial Statements.

At September 30, 2019 and 2018, unfunded loan commitments approximated $978.1 million and $748.8 million, respectively, excluding undisbursed portions of loans in process. Commitments, which are disbursed subject to certain limitations, extend over various periods of time. Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract.

The Company had no commitments to purchase securities at September 30, 2019 and $1.4 million at September 30, 2018. The Company had no commitments to sell securities at September 30, 2019 or September 30, 2018.

The exposure to credit loss in the event of non-performance by other parties to financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policies and collateral requirements are used in making commitments and conditional obligations as are used for on-balance-sheet instruments. Management monitors several factors when estimating its allowance for uncollectible off-balance-sheet credit exposures, including, but not limited to, economic developments and historical loss rates. At September 30, 2019 and 2018, the Company had an allowance for credit losses on off-balance sheet credit exposures of $0.1 million. This amount is maintained as a separate liability account within other liabilities.

Since certain commitments to make loans and to fund lines of credit expire without being used, the amount does not necessarily represent future cash commitments. In addition, commitments used to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.

As disclosed in Note 2. Acquisitions, the Company continues to monitor the bankruptcy proceedings and federal investigations related to DC Solar. As of the date of the filing of this annual report, the Company has not accrued for any additional loss contingencies related to DC Solar as of September 30, 2019.

LEGAL PROCEEDINGS

The Bank was served, on October 14, 2016, with a lawsuit captioned Card Limited, LLC v. MetaBank dba Meta Payment Systems, Civil No. 2:16-cv-00980 in the United States District Court for the District of Utah. This action was initiated by a former prepaid program manager of the Bank, which was terminated by the Bank in fiscal year 2016. Card Limited alleges that, after all of the programs were wound down, there were two accounts with positive balances to which Card Limited is entitled. The Bank’s position is that Card Limited is not entitled to the funds contained in said accounts. The total amount to which Card Limited claims it is entitled is $4.0 million. The Court ruled in favor of MetaBank on cross motions for summary judgment and vacated the trial. Card Limited has the right to appeal once the ruling is finalized. The Bank intends to continue to vigorously defend this claim, if appealed. An estimate of a range of reasonably possible loss cannot be made at this stage of the litigation.

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

The Bank was served on December 24, 2018, with a lawsuit captioned The Ohio Valley Bank Company v. MetaBank dba Refund Advantage, Case No. 18 CV 134 in the Court of Common Pleas, Gallia County, Ohio. This action alleges that MetaBank breached a contract with The Ohio Valley Bank Company by terminating the contract before the term expired, resulting in over $3.0 million in damages. The Bank intends to vigorously defend this claim. The Company has established an accrual for this claim.

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

NOTE 17.  LEASE COMMITMENTS

The Company has leased property under various non-cancelable operating lease agreements which expire at various times through 2036, and require annual rentals ranging from $2,000 to $867,000 plus the payment of property taxes, normal maintenance, and insurance on certain properties. The Company is also a party to capital lease agreements for building and equipment that expire at various times through fiscal year 2035. Interest expense for these capital lease obligations was $0.1 million for the fiscal year ended September 30, 2019, and is included in interest expense. Depreciation expense for the capital lease assets was $0.1 million for the fiscal year ended September 30, 2019 and is included in noninterest expense.

The following table shows the total minimum rental commitment for the Company's operating and capital leases for each of the fiscal years presented below as of September 30, 2019.

	Fiscal Year Ended September 30,
(Dollars in Thousands)	Operating Leases	Capital Leases
2020	$3,709	$216
2021	3,429	216
2022	2,955	216
2023	2,561	216
2024	2,457	194
Thereafter	18,971	1,876
Total leases commitments	$34,082	$2,934

Amounts representing interest		$986
Present value of net minimum lease payments		1,948

NOTE 18. REVENUE FROM CONTRACTS WITH CUSTOMERS

On October 1, 2018, the Company adopted Topic 606 (which is described in more detail below in this Note 18) on a modified retrospective basis. Prior period amounts have not been adjusted to reflect the adoption of Topic 606 and continue to be reported in accordance with the Company’s historical accounting policies. The impact of the Company’s adoption of Topic 606 was limited to the MPS division within the Payments reporting segment. Upon adoption, Meta recorded a cumulative-effect adjustment that increased retained earnings by $1.5 million, net of tax.

Topic 606 applies to all contracts with customers unless such revenue is specifically addressed under existing guidance. The table below presents the Company’s revenue by operating segment. For additional descriptions of the Company’s operating segments, including additional financial information and the underlying management accounting process, see Note 19. Segment Reporting to the Consolidated Financial Statements.

Fiscal Year Ended September 30, 2019	Payments	Banking	Corporate Services/Other	Consolidated Company
(Dollars in thousands)
Net interest income (expense)(1)	$52,506	$228,667	$(16,966)	$264,207
Noninterest income:
Refund transfer product fees	39,198	—	—	39,198
Tax advance product fees(1)	34,687	—	—	34,687
Card fees	79,628	354	—	79,982
Rental income(1)	12	41,041	—	41,053
Loan and lease fees(1)	—	4,292	—	4,292
Bank-owned life insurance(1)	—	—	2,535	2,535
Deposit fees	7,502	1,588	—	9,090
Gain (loss) on sale of securities available-for-sale, net(1)	—	—	729	729
Gain on sale of loans and leases(1)	—	5,244	—	5,244
Loss on foreclosed real estate(1)	—	(278)	—	(278)
Other income(1)	871	3,988	1,154	6,013
Total noninterest income (expense)	161,898	56,229	4,418	222,545
Revenue (expense)	$214,404	$284,896	$(12,548)	$486,752
(1) These revenues are not within the scope of Topic 606. Additional details are included in other footnotes to the accompanying financial statements. The scope of Topic 606 explicitly excludes net interest income as well as many other revenues for financial assets and liabilities, including loans, leases, and securities.

Following is a discussion of key revenues within the scope of Topic 606. The Company provides services to customers that have related performance obligations that must be completed to recognize revenue. Revenues are generally recognized immediately upon the completion of the service or over time as services are performed. Any services performed over time generally require that the Company renders services during each period, and, therefore, the Company measures progress in completing these services based upon the passage of time. Revenue from contracts with customers did not generate significant contract assets and liabilities.

Refund Transfer Product Fees
Refund transfer fees are specific to the tax products offered by Refund Advantage and EPS. These fees are for products, services such as payment processing, and product referral commissions. Software partner fees paid and/or incurred are recorded on a net basis. The Company’s obligation for product fees and commissions is satisfied at the time of the product delivery and obligation for payment processing is satisfied at the time of processing. The transaction price for such activity is based upon stand-alone fees within the terms and conditions. As of September 30, 2019, there were no receivables related to refund transfer fees, which reflect earned revenue with unconditional rights to payment for product fee income. All refund transfer fees are recorded within the Payments reporting segment.

Card Fees
Card fees relate to MPS, retail bank, Refund Advantage and EPS products. These fees are for products and services such as card activation, product support, processing, and servicing. The Company earns these fees based upon the underlying terms and conditions with each cardholder over the contract term. Agreements with the Company’s cardholders are considered daily service contracts as they are not fixed in duration. The Company’s obligation for card activation and product support fees is satisfied at the time of product delivery, while the obligation for processing and servicing is satisfied over the course of each month. The transaction price for such activity is based upon the stand-alone fees within the terms and conditions of the cardholder agreements. Card fee revenue also includes income from sponsorships, associations and networks, and interchange income. Sponsorship income relates to fees charged to the Company’s ATM sponsorship partners, where the obligation is satisfied over the course of each month. Association and network income reflect incentives, performance bonuses and rebates with MasterCard and Visa. The obligation for such income is satisfied at the time when certain thresholds of transaction volume have been met. Interchange income is generated by cardholder activity, and, therefore, the Company’s obligations are satisfied as activity occurs. The transaction price for such activity is based on underlying rates and activity thresholds within the terms and conditions of the applicable agreements. Card fee revenue also includes breakage revenue, which represents the estimated amount that will not be redeemed by the holder of unregistered, unused prepaid cards for goods or services. Breakage revenue is recognized ratably over the expected customer usage period and is an estimate based on cardholder behavior and breakage rates. Breakage is also impacted by escheatment laws. Card fees are recorded within the Payments and Banking reporting segments.

Deposit Fees
Fees are earned on depository accounts for commercial and consumer customers and include fees for account services, overdraft services, safety deposit box rentals, and event-driven services (i.e., returned checks, ATM surcharge, card replacement, wire transfers, and stop pays). The Company’s obligation for event-driven services is satisfied at the time of the event when the service is delivered, while its obligation for account services is satisfied over the course of each month. The Company’s obligation for overdraft services is satisfied at the time of overdraft. The transaction price for such activity is based upon stand-alone fees within the terms and conditions of the deposit agreements. Deposit fees are recorded within the Payments and Banking reporting segment.

Principal vs Agent
The Payments reporting segment includes principal/agent relationships. Within this segment, MPS relationships are recorded on a gross basis within the income statement, as Meta is the principal in MPS Contracts, with the exception of association/network contracts and partner/processer contracts for prepaid cards, which are recorded on a net basis within the income statement as Meta is the agent in those contracts. Also within this segment, tax service relationships are recorded on a gross basis within the income statement, as Meta is the principal in tax service contracts, with the exception of contracts with software providers and merchants, which are recorded on a net basis within the income statement as Meta is the agent in those contracts.

NOTE 19.  SEGMENT REPORTING

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met.

The Company reports its results of operations through the following three business segments: Payments, Banking, and Corporate Services/Other. The Meta Payment Systems and Tax Services divisions are reported in the Payments segment. The Community Banking, Commercial Finance and Consumer Finance divisions are reported in the Banking segment. Certain shared services, including the investment portfolio, wholesale deposits and borrowings, are included in Corporate Services/Other segment. The Company does not allocate indirect general and administrative expenses to the Payments and Banking segments.

The following tables present segment data for the Company for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.

	Payments	Banking	Corporate Services/Other	Total
Fiscal Year Ended September 30, 2019
Net interest income (expense)	$52,506	$228,667	$(16,966)	$264,207
Provision for loan and lease losses	24,874	30,776	—	55,650
Noninterest income	161,898	56,229	4,418	222,545
Noninterest expense	88,627	145,206	99,327	333,160
Income (loss) before income tax expense (benefit)	100,903	108,914	(111,875)	97,942

Total assets	190,348	4,337,221	1,655,321	6,182,890
Total goodwill	87,145	222,360	—	309,505
Total deposits	2,434,306	293,072	1,609,627	4,337,005

	Payments	Banking	Corporate Services/Other	Total
Fiscal Year Ended September 30, 2018
Net interest income	$22,841	$90,805	$16,903	$130,549
Provision for loan and lease losses	21,344	8,088	—	29,432
Noninterest income (expense)	176,250	13,950	(5,675)	184,525
Noninterest expense	126,610	46,982	54,640	228,232
Income (loss) before income tax expense (benefit)	51,137	49,685	(43,412)	57,410

Total assets	186,502	3,413,409	2,235,156	5,835,067
Total goodwill	87,145	216,125	—	303,270
Total deposits	2,412,986	746,003	1,271,998	4,430,987

	Payments	Banking	Corporate Services/Other	Total
Fiscal Year Ended September 30, 2017
Net interest income	$13,342	$49,508	$30,380	$93,230
Provision for loan losses	7,613	2,976	—	10,589
Noninterest income	165,707	4,685	1,780	172,172
Noninterest expense	132,984	24,520	42,159	199,663
Income (loss) before income tax expense (benefit)	38,452	26,697	(9,999)	55,150

Total assets	185,521	1,343,968	3,698,843	5,228,332
Total goodwill	87,145	11,578	—	98,723
Total deposits	2,436,893	229,969	556,562	3,223,424
NOTE 20.  PARENT COMPANY FINANCIAL STATEMENTS

Presented below are condensed financial statements for the parent company, Meta, at the dates and for the fiscal years presented below.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30,	2019	2018
(Dollars in Thousands)
ASSETS
Cash and cash equivalents	$8,111	$28,209
Investment securities held to maturity, at cost	411	411
Investment in subsidiaries	933,196	823,215
Other assets	159	124
Total assets	$941,877	$851,959

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Long-term borrowings	$87,305	$87,152
Other liabilities	10,614	17,081
Total liabilities	$97,919	$104,233

STOCKHOLDERS' EQUITY
Common stock	$378	$393
Additional paid-in capital	580,826	565,811
Retained earnings	252,813	213,048
Accumulated other comprehensive income (loss)	6,339	(33,111)
Treasury stock, at cost	(445)	(1,989)
Total equity attributable to parent	839,911	744,152
Noncontrolling interest	4,047	3,574
Total stockholders' equity	843,958	747,726
Total liabilities and stockholders' equity	$941,877	$851,959

CONDENSED STATEMENTS OF OPERATIONS

Fiscal Years Ended September 30,	2019	2018	2017
(Dollars in Thousands)
Interest expense	$5,296	$5,061	$4,959
Other expense	1,044	663	440
Total expense	6,340	5,724	5,399

Loss before income taxes and equity in undistributed net income of subsidiaries	(6,340)	(5,724)	(5,399)

Income tax (benefit)	(1,374)	(1,504)	(1,935)

Loss before equity in undistributed net income of subsidiaries	(4,966)	(4,220)	(3,464)

Equity in undistributed net income of subsidiaries	101,970	55,840	48,381

Net income attributable to parent	$97,004	$51,620	$44,917

CONDENSED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended September 30,	2019	2018	2017
(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income attributable to parent	$97,004	$51,620	$44,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	153	143	136
Equity in undistributed net income of subsidiaries	(101,970)	(55,840)	(48,381)
Stock compensation	12,942	11,123	10,393
Other assets	(35)	232	7
Accrued expenses and other liabilities	(6,468)	(860)	16,636
Cash dividend received	33,980	45,315	—
Net cash provided by operating activities	35,606	51,733	23,708

CASH FLOWS FROM INVESTING ACTIVITES
Held to maturity:
Proceeds from maturities and principal repayments	—	8	—
Capital contributions to subsidiaries	—	(20,322)	(82,820)
Net cash (used in) investing activities	—	(20,314)	(82,820)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(7,760)	(5,736)	(4,839)
Payment:
Short-term borrowings	—	(11,642)	—
Long-term borrowings	—	(258)	—
Purchase of shares by ESOP	2,011	1,606	1,174
Proceeds/(payment):
Contingent consideration - equity	—	—	24,142
Exercise of stock options & issuance of common stock	44	148	650
Issuance of restricted stock	3	4	12
Issuance of commons shares due to acquisitions	—	295,767	37,296
Cash acquired due to acquisitions	—	697	—
Net increase in investment in subsidiaries	(90)	(295,767)	—
Shares repurchased for tax withholdings on stock compensation	(49,912)	(2,598)	(470)
Net cash provided by (used in) financing activities	(55,704)	(17,779)	57,965

Net change in cash and cash equivalents	$(20,098)	$13,640	$(1,147)

CASH AND CASH EQUIVALENTS
Beginning of fiscal year	28,209	14,569	15,716
End of fiscal year	$8,111	$28,209	$14,569

The extent to which the Company may pay cash dividends to stockholders will depend on the cash currently available at the Company, as well as the ability of the Bank to pay dividends to the Company.  For further discussion, see Note 15 herein.

NOTE 21.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	QUARTER ENDED
(Dollars in Thousands, Except Per Share Data)	December 31	March 31	June 30	September 30
Fiscal Year 2019
Interest and dividend income	$74,976	$88,294	$81,632	$80,828
Interest expense	14,704	16,944	14,664	15,211
Net interest income	60,272	71,350	66,968	65,617
Provision for loan and lease losses	9,099	33,318	9,112	4,121
Noninterest income	37,751	105,025	43,790	35,980
Net income attributable to parent	15,398	32,120	29,291	20,195
Earnings per common share
Basic	$0.39	$0.81	$0.75	$0.53
Diluted	0.39	0.81	0.75	0.53
Dividend declared per share	0.05	0.05	0.05	0.05

Fiscal Year 2018
Interest and dividend income	$30,857	$33,371	$34,104	$60,202
Interest expense	4,661	5,966	5,693	11,665
Net interest income	26,196	27,405	28,411	48,537
Provision for loan and lease losses	1,068	18,343	5,315	4,706
Noninterest income	29,268	97,419	33,225	24,613
Net income attributable to parent	4,670	31,436	6,792	8,722
Earnings per common share
Basic	$0.15	$1.07	$0.22	$0.24
Diluted	0.15	1.06	0.22	0.24
Dividend declared per share	0.04	0.04	0.04	0.05

Fiscal Year 2017
Interest and dividend income	$22,575	$27,718	$28,861	$28,949
Interest expense	2,742	3,752	3,918	4,461
Net interest income	19,833	23,966	24,943	24,488
Provision (recovery) for loan losses	843	8,649	1,240	(144)
Noninterest income	19,349	92,170	30,820	29,833
Net income attributable to parent	1,244	32,142	9,787	1,744
Earnings per common share
Basic	$0.05	$1.15	$0.35	$0.07
Diluted	0.05	1.14	0.35	0.07
Dividend declared per share	0.04	0.04	0.04	0.04

NOTE 22.  FAIR VALUES OF FINANCIAL INSTRUMENTS

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

There were no transfers between levels of the fair value hierarchy for the fiscal years ended September 30, 2019 or 2018.

Available for Sale and Held to Maturity Debt Securities. Debt securities available for sale are recorded at fair value on a recurring basis and debt securities held to maturity are carried at amortized cost.

The fair values of available for sale debt securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs), or valuation based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model‑based valuation techniques for which significant assumptions are observable in the market (Level 2 inputs).  The Company considers these valuations supplied by a third-party provider which utilizes several sources for valuing fixed-income securities.  These sources include Interactive Data Corporation, Reuters, Standard and Poor’s, Bloomberg Financial Markets, Street Software Technology and the third‑party provider’s own matrix and desk pricing. The Company, no less than annually, reviews the third party’s methods and source’s methodology for reasonableness and to ensure an understanding of inputs utilized in determining fair value.  Sources utilized by the third-party provider include but are not limited to pricing models that vary based on asset class and include available trade, bid, and other market information.  This methodology includes but is not limited to broker quotes, proprietary models, descriptive terms and conditions databases, as well as extensive quality control programs. Monthly, the Company receives and compares prices provided by multiple securities dealers and pricing providers to validate the accuracy and reasonableness of prices received from the third-party provider. On a monthly basis, the Investment Committee reviews mark-to-market changes in the securities portfolio for reasonableness.

Equity Securities. Marketable equity securities and certain non-marketable equity securities are recorded at fair value on a recurring basis. The fair values of marketable equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs).

The following table summarizes the fair values of debt securities available for sale and equity securities at September 30, 2019 and 2018, as they are measured at fair value on a recurring basis.

	Fair Value At September 30, 2019
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Debt securities AFS
SBA securities	$185,982	$—	$185,982	$—
Obligations of states and political subdivisions	874	—	874	—
Non-bank qualified obligations of states and political subdivisions	400,557	—	400,557	—
Asset-backed securities	302,534	—	302,534	—
Mortgage-backed securities	382,546	—	382,546	—
Total debt securities AFS	1,272,493	—	1,272,493	—
Common equities and mutual funds(1)(2)	$2,606	$2,606	$—	$—
Non-marketable equity securities(3)	$1,669	$—	$—	$—
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at September 30, 2019 and 2018.
(2) ASU 2016-01 adopted on October 1, 2018, on a prospective basis, removed equity securities from AFS category at September 30, 2019.
(3) Consists of certain non-marketable equity securities that are measured at fair value using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

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

(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at September 30, 2019 and 2018.

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

The following table summarizes the assets of the Company that are measured at fair value in the Consolidated Statements of Financial Condition on a non-recurring basis as of September 30, 2019 and 2018.

	Fair Value at September 30, 2019
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired loans and leases, net
Commercial finance	$8,707	$—	$—	$8,707
Total National Lending	8,707	—	—	8,707
Total impaired loans and leases	8,707	—	—	8,707
Foreclosed assets, net	29,494	—	—	29,494
Total	$38,201	$—	$—	$38,201

	Fair Value At September 30, 2018
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired loans and leases, net
Commercial finance	$4,825	$—	$—	$4,825
Total National Lending	4,825	—	—	4,825
Total impaired loans and leases	4,825	—	—	4,825
Foreclosed assets, net	31,638	—	—	31,638
Total	$36,463	$—	$—	$36,463

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at September 30, 2019	Fair Value at September 30, 2018	Valuation Technique	Unobservable Input	Range of Inputs
Impaired loans and leases, net	$8,707	$4,825	Market approach	Appraised values(1)	4.00 - 10.00%
Foreclosed assets, net	$29,494	$31,638	Market approach	Appraised values(1)	4.00 - 30.00%
(1) The Company generally relies on external appraisers to develop this information.  Management reduced the appraised value by estimated selling costs and other inputs in a range of 4% to 30%.

The following tables disclose the Company’s estimated fair value amounts of its financial instruments at the dates set forth below. It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of September 30, 2019 and 2018, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value.  Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at September 30, 2019 and 2018.

	September 30, 2019
(Dollars in Thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$126,545	$126,545	$126,545	$—	$—
Debt securities available for sale	1,272,493	1,272,493	—	1,272,493	—
Debt securities held to maturity	134,764	133,470	—	133,470	—
Common equities and mutual funds(1)	2,606	2,606	2,606	—	—
Non-marketable equity securities(1)(2)	8,169	8,169	—	6,500	—
Loans held for sale	148,777	148,777	—	148,777	—
Loans and leases receivable	3,651,413	3,622,597	—	—	3,622,597
Federal Home Loan Bank stock	30,916	30,916	—	30,916	—
Accrued interest receivable	20,400	20,400	20,400	—	—

Financial liabilities
Deposits	4,337,005	4,338,510	2,920,516	1,417,994	—
Overnight federal funds purchased	642,000	642,000	642,000	—	—
Federal Home Loan Bank advances	110,000	110,691	—	110,691	—
Other short- and long-term borrowings	109,857	113,876	—	113,876	—
Accrued interest payable	9,414	9,414	9,414	—	—
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at September 30, 2019 and 2018.
(2) Includes certain non-marketable equity securities that are measured at fair value using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

	September 30, 2018
(Dollars in Thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$99,977	$99,977	$99,977	$—	$—
Debt securities available for sale	1,852,025	1,852,025	3,800	1,848,225	—
Debt securities held to maturity	172,154	160,974	—	160,974	—
Loans held for sale	15,606	15,606	—	15,606	—
Loans and leases receivable	2,944,989	2,927,755	—	—	2,927,755
Federal Home Loan Bank stock	23,400	23,400	—	23,400	—
Accrued interest receivable	22,016	22,016	22,016	—	—

Financial liabilities
Deposits	4,430,987	4,423,951	2,718,005	1,705,946	—
Overnight federal funds purchased	422,000	422,000	422,000	—	—
Other short- and long-term borrowings	92,722	94,999	—	94,999	—
Accrued interest payable	7,794	7,794	7,794	—	—

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at September 30, 2019 and 2018.

CASH AND CASH EQUIVALENTS
The carrying amount of cash and short-term investments is assumed to approximate the fair value.

DEBT SECURITIES AVAILABLE FOR SALE AND EQUITY SECURITIES
Debt securities available for sale and marketable equity securities are recorded at fair value on a recurring basis. Fair values for these investment securities are based on obtaining quoted prices on nationally recognized securities exchanges, or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. Non-marketable equity securities are measured at fair value using NAV per share (or its equivalent) as a practical expedient.

LOANS HELD FOR SALE
The carrying amount of loans held for sale is assumed to approximate the fair value.

LOANS AND LEASES, NET
Upon adoption of ASU 2016-01, the fair value of loans and leases were estimated using an exit price methodology. The exit price estimation of fair value is based on the present value of expected cash flows, which are based on the contractual terms of the loans, adjusted for prepayments and a discount rate based on the relative risk of the cash flows. Other considerations include the loan type, remaining life of the loan and credit risk. In comparison, loan and lease fair values as of September 30, 2018 were estimated on an entrance price methodology, which discounts future cash flows using the then-current rates at which a similar loan would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of non-impaired loans and leases as of September 30, 2019 and September 30, 2018 are not comparable.

FEDERAL HOME LOAN BANK STOCK
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

LIMITATIONS
Fair value estimates are made at a specific point in time and are based on relevant market information about the financial instrument.  Additionally, fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business, customer relationships and the value of assets and liabilities that are not considered financial instruments.  These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time.  Furthermore, since no market exists for certain of the Company’s financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with a high level of precision.  Changes in assumptions as well as tax considerations could significantly affect the estimates.  Accordingly, based on the limitations described above, the aggregate fair value estimates are not intended to represent the underlying value of the Company, on either a going concern or a liquidation basis.

NOTE 23.  SUBSEQUENT EVENTS

Management has evaluated subsequent events that occurred after September 30, 2019. During this period, up to the filing date of this Annual Report on Form 10-K, management identified the following subsequent events:

On October 1, 2019, the Company sold $111.7 million in held-for-sale consumer credit product loan balances and will be recording a gain on sale of $0.2 million to noninterest income in the first quarter of fiscal year 2020.

On November 14, 2019, the Company disposed of assets related to a previously disclosed agricultural relationship that were held in other real estate owned. The Company expects to incur a pre-tax net loss of approximately $4.3 million in the quarter ended December 31, 2019 related to the disposition of these assets.

On November 20, 2019, the Company entered into an agreement with Central Bank, an Iowa state-chartered bank headquartered in Storm Lake, Iowa, to sell the Company’s Community Bank division, as announced on November 20, 2019.  The Community Bank division is a component of the Company’s Banking segment. The sale includes substantially all deposits, branch locations, fixed assets, employees, and a portion of the Community Bank’s loan portfolio. Upon entering into the board approved agreement with Central Bank, the Company reclassified the assets and liabilities to be sold as held for sale. The remaining Community Bank loans not being sold to Central Bank will be retained by the Company. The sale, which is subject to customary closing conditions, including the receipt of all necessary regulatory approvals, is expected to be completed in the second fiscal quarter of 2020.

On November 20, 2019, the Company also announced the authorization by its Board of Directors of a new share repurchase program to repurchase up to an additional 7,500,000 shares of the Company's outstanding common stock. The new authorization will be effective November 21, 2019 through December 31, 2022.

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

In connection with the preparation of this Annual Report on Form 10-K, management evaluated the Company’s disclosure controls and procedures. The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of September 30, 2019, of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2019, the Company’s disclosure controls and procedures were not effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

In the third fiscal quarter of 2019, the Company identified a material weakness in the control environment of the Crestmark division, which was acquired by the Company on August 1, 2018. The material weakness resulted from the aggregation of control deficiencies at the Crestmark division relating to Information Technology system access, program change controls and review procedures related to new loan accounts and client record maintenance changes. Accordingly, management determined the aggregation of these deficiencies represents a material weakness in internal controls over financial reporting on the basis that they could result in a misstatement potentially impacting the Company's financial statement accounts and disclosures that would not be prevented or detected on a timely basis. Also, the deficiencies could impact maintaining effective segregation of duties, as well as the effectiveness of dependent controls relating to the financial statements. In addition, these deficiencies could affect the controls and underlying data that support the effectiveness of system-generated reports.

(b)Remediation for Reported Material Weakness.

The Company has implemented a remediation plan to address the material weakness described above with respect to the internal controls environment of the Crestmark division and is committed to maintaining a strong internal controls environment. To address the material weakness, the Company re-evaluated IT governance and controls, updated procedures related to access management, and trained IT personnel, with a focus on controls related to user access to IT systems. Although the design of the IT-related controls was appropriate as of September 30, 2019, the matter cannot be deemed remediated until the Company has experienced enough system changes to adequately test the operating effectiveness of the remediation efforts. Management believes that testing efforts will be completed during the first quarter of fiscal 2020. If the material weakness is not remediated, however, these deficiencies could result in material misstatements to the Company's consolidated financial statements.

(c)Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control Integrated Framework (2013).” Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of September 30, 2019.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2019, has been audited by Crowe LLP, the independent registered public accounting firm that also has audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K. Crowe LLP’s attestation report on the Company’s internal control over financial reporting appears below.

(d)    Changes in Internal Control over Financial Reporting.

Except as disclosed above, there were no changes in the Company's internal control over financial reporting that occurred during the fiscal fourth quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

(e)    Inherent Limitations on the Effectiveness of Controls.

The Company's management does not expect that its disclosure controls and procedures or internal control over financial reporting will prevent or detect all errors and all instances of fraud. Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B. Other Information

None.

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Meta Financial Group, Inc.
Sioux Falls, South Dakota

Opinion on Internal Control over Financial Reporting

We have audited Meta Financial Group, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effects of the material weakness discussed in the following paragraph, the Company has not maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's report:

A material weakness resulting from the aggregation of control deficiencies at the Crestmark division relating to Information Technology system access, program change controls and review procedures related to new loan accounts and client record maintenance changes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statement of financial condition of the Company as of September 30, 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended September 30, 2019, and the related notes (collectively referred to as the "financial statements") and our report dated November 26, 2019 expressed an unqualified opinion. We considered the material weakness identified above in determining the nature, timing, and extent of audit procedures applied in our audit of the 2019 financial statements, and this report on Internal Control over Financial Reporting does not affect such report on the financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying 2019 Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Crowe LLP

Grand Rapids, Michigan
November 26, 2019

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Information concerning directors of the Company required by this item will be included under the captions “Election of Directors,” “Communicating with Our Directors” and “Stockholder Proposals For The Fiscal Year 2020 Annual Meeting” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 25, 2020 (the “2019 Proxy Statement”), a copy of which will be filed not later than 120 days after September 30, 2019, and is incorporated herein by reference.

Executive Officers

Information concerning the executive officers of the Company required by this item will be included under the captions “Executive Officers” and “Election of Directors” in the 2019 Proxy Statement and is incorporated herein by reference.

Compliance with Section 16(a)

Information required by this item regarding compliance with Section 16(a) of the Exchange Act will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2019 Proxy Statement and is incorporated herein by reference.

Audit Committee Financial Expert

Information regarding the audit committee of the Company’s Board of Directors will be included under the captions “Meetings and Committees” and “Election of Directors” in the Company’s 2019 Proxy Statement and is incorporated herein by reference.

Code of Ethics

Information regarding the Company’s Code of Ethics will be included under the caption “Corporate Governance” in the Company’s 2019 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning executive and director compensation will be included under the captions “Compensation of Directors” and “Executive Compensation” in the Company’s 2019 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)           Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be included under the caption “Stock Ownership” in the Company’s 2019 Proxy Statement and is incorporated herein by reference.

(b)           Changes in Control

Management of the Company knows of no arrangements, including any pledge by any persons of securities of the Company, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

(c)           Equity Compensation Plan Information

The Company maintains the 2002 Omnibus Incentive Plan for purposes of issuing stock-based compensation to employees and directors.  The plan was amended and restated effective November 24, 2014 and currently authorizes 4,800,000 shares to be issued under the plan.  The Company also has unexercised options outstanding under a previous stock option plan.  The following table provides information about the Company’s common stock that may be issued under the Company’s omnibus incentive plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan excluding securities reflected in (a)
Equity compensation plans approved by stockholders	59,835	$8.06	1,259,934
Equity compensation plans not approved by stockholders	—	—	—

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Election of Directors,” “Meetings and Committees” and “Related Person Transactions” in the Company’s 2019 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included under the caption “Ratification of Independent Registered Public Accounting Firm” in the Company’s 2019 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following is a list of documents filed as Part of this report:

(a)           Financial Statements:

The following financial statements are included under Part II, Item 8 of this Annual Report on Form 10-K:

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Statements of Financial Condition as of September 30, 2019 and 2018.

3.	Consolidated Statements of Operations for the Fiscal Years Ended September 30, 2019, 2018 and 2017.

4.	Consolidated Statements of Comprehensive Income for the Fiscal Years ended September 30, 2019, 2018, and 2017.

5.	Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal Years Ended September 30, 2019, 2018, and 2017.

6.	Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 2019, 2018, and 2017.

7.	Notes to Consolidated Financial Statements.

(b)           Exhibits:

Exhibit Number	Description

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

4.1	Description of the Securities of the Registrant

4.2
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

*10.12
Employment Agreement between MetaBank and Michael Goik, dated as of January 9, 2018, filed on April 20, 2018 as an exhibit to the Registrant's registration statement on Form S-4 (Commission File No. 333-223769), is incorporated herein by reference.

*10.13
Transition and General Release Agreement dated as of January 16, 2019, by and among J. Tyler Haahr, Meta Financial Group, Inc. and MetaBank, filed on January 17, 2019 as an exhibit to the Registrant's Current Report on Form 8-K, is incorporated herein by reference.

21	Subsidiaries of the Registrant is filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm of Crowe LLP is filed herewith.

23.2	Consent of Independent Registered Public Accounting Firm of KPMG LLP is filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 is filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 is filed herewith.

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.2	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

101.INS	Instance Document Filed Herewith.

101.SCH	XBRL Taxonomy Extension Schema Document Filed Herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document Filed Herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document Filed Herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document Filed Herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document Filed Herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

META FINANCIAL GROUP, INC.

Date: November 26, 2019	By:	/s/ Bradley C. Hanson
Bradley C. Hanson,
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Bradley C. Hanson	Date: November 26, 2019
Bradley C. Hanson, President, Chief Executive Officer, and
Director
(Principal Executive Officer)

By:	/s/ Douglas J. Hajek	Date: November 26, 2019
Douglas J. Hajek, Director

By:	/s/ Elizabeth G. Hoople	Date: November 26, 2019
Elizabeth G. Hoople, Director

By:	/s/ Michael R. Kramer	Date: November 26, 2019
Michael R. Kramer, Director

By:	/s/ Frederick V. Moore	Date: November 26, 2019
Frederick V. Moore, Director

By:	/s/ Becky S. Shulman	Date: November 26, 2019
Becky S. Shulman, Director

By:	/s/ Kendall E. Stork	Date: November 26, 2019
Kendall E. Stork, Director

By:	/s/ W. David Tull	Date: November 26, 2019
W. David Tull, Director

By:	/s/ Glen W. Herrick	Date: November 26, 2019
Glen W. Herrick, Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Sonja A. Theisen	Date: November 26, 2019
Sonja A. Theisen, Senior Vice President
and Chief Accounting Officer
(Principal Accounting Officer)