Form 10-Q
period 2019-12-31
META FINANCIAL GROUP INC
filed 2020-02-06
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES  ☒ NO

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	CASH	The NASDAQ Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at February 2, 2020:
Common Stock, $.01 par value	36,345,997	Shares
Nonvoting Common Stock, $.01 par value	0	Nonvoting shares

META FINANCIAL GROUP, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

(Dollars in Thousands, Except Share Data)	December 31, 2019	September 30, 2019
ASSETS	(Unaudited)	(Audited)
Cash and cash equivalents	$152,189	$126,545
Investment securities available for sale, at fair value	852,603	889,947
Mortgage-backed securities available for sale, at fair value	362,120	382,546
Investment securities held to maturity, at cost	116,313	127,582
Mortgage-backed securities held to maturity, at cost	6,804	7,182
Loans held for sale	264,266	148,777
Loans and leases	3,590,474	3,658,847
Allowance for loan and lease losses	(30,176)	(29,149)
Federal Home Loan Bank Stock, at cost	13,796	30,916
Accrued interest receivable	18,687	20,400
Premises, furniture, and equipment, net	38,671	45,932
Rental equipment, net	211,673	208,537
Bank-owned life insurance	90,458	89,827
Foreclosed real estate and repossessed assets	1,328	29,494
Goodwill	309,505	309,505
Intangible assets	50,151	52,810
Prepaid assets	14,813	9,476
Deferred taxes	19,752	18,884
Other assets	97,499	54,832

Total assets	$6,180,926	$6,182,890

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits held for sale	$288,975	$—
Deposits:
Noninterest-bearing checking	2,927,967	2,358,010
Interest-bearing checking	67,642	185,768
Savings deposits	17,436	49,773
Money market deposits	42,286	76,911
Time certificates of deposit	23,454	109,275
Wholesale deposits	1,438,820	1,557,268
Total deposits	4,517,605	4,337,005
Short-term borrowings	194,000	646,019
Long-term borrowings	213,070	215,838
Accrued interest payable	6,620	9,414
Accrued expenses and other liabilities	123,588	130,656
Total liabilities	5,343,858	5,338,932

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued or outstanding at December 31, 2019 and September 30, 2019, respectively	—	—
Common stock, $.01 par value; 90,000,000 shares authorized, 37,269,496 and 37,821,508 shares issued, 37,172,081 and 37,807,064 shares outstanding at December 31, 2019 and September 30, 2019, respectively	372	378
Common stock, Nonvoting, $.01 par value; 3,000,000 shares authorized, no shares issued or outstanding at December 31, 2019 and September 30, 2019, respectively	—	—
Additional paid-in capital	587,678	580,826
Retained earnings	244,005	252,813
Accumulated other comprehensive income	3,895	6,339
Treasury stock, at cost, 97,415 and 14,444 common shares at December 31, 2019 and September 30, 2019, respectively	(3,187)	(445)
Total equity attributable to parent	832,763	839,911
Noncontrolling interest	4,305	4,047
Total stockholders’ equity	837,068	843,958

Total liabilities and stockholders’ equity	$6,180,926	$6,182,890
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,
(Dollars in Thousands, Except Share and Per Share Data)	2019	2018
Interest and dividend income:
Loans and leases, including fees	$68,702	$60,498
Mortgage-backed securities	2,389	2,698
Other investments	6,534	11,780
	77,625	74,976
Interest expense:
Deposits	9,340	10,596
FHLB advances and other borrowings	3,634	4,108
	12,974	14,704

Net interest income	64,651	60,272

Provision for loan and lease losses	3,407	9,099

Net interest income after provision for loan and lease losses	61,244	51,173

Noninterest income:
Refund transfer product fees	192	261
Tax advance product fees	2,276	1,685
Payment card and deposit fees	21,499	20,807
Other bank and deposit fees	487	482
Rental income	12,351	10,890
Loss on sale of securities available for sale, net (includes $0 and ($22) reclassified from accumulated other comprehensive income (loss) for net gain (loss) on securities available for sale for the three months ended December 31, 2019 and 2018, respectively)	—	(22)
(Loss) gain on sale of other	(2,568)	1,266
Other income	3,246	2,382
Total noninterest income	37,483	37,751

Noninterest expense:
Compensation and benefits	34,268	33,010
Refund transfer product expense	173	10
Tax advance product expense	1,132	452
Card processing	5,607	7,085
Occupancy and equipment expense	6,655	6,458
Operating lease equipment depreciation	8,280	7,765
Legal and consulting	4,674	3,969
Intangible amortization	2,676	4,383
Impairment expense	242	—
Other expense	12,091	11,163
Total noninterest expense	75,798	74,295

Income before income tax expense	22,929	14,629

Income tax expense (benefit) (includes $0 and ($5) reclassified from accumulated other comprehensive income (loss) for the three months ended December 31, 2019 and 2018, respectively)	680	(1,691)

Net income before noncontrolling interest	22,249	16,320
Net income attributable to noncontrolling interest	1,181	922
Net income attributable to parent	$21,068	$15,398

Earnings per common share
Basic	$0.56	$0.39
Diluted	$0.56	$0.39
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended December 31,
(Dollars in Thousands)	2019	2018
Net income before noncontrolling interest	$22,249	$16,320

Other comprehensive income (loss):
Change in net unrealized gain (loss) on debt securities	(3,412)	6,171
Loss realized in net income	—	22
	(3,412)	6,193
Unrealized gain (loss) on currency translation	116	(360)
Deferred income tax effect	(852)	1,433
Total other comprehensive income (loss)	(2,444)	4,400
Total comprehensive income	19,805	20,720
Total comprehensive income attributable to noncontrolling interest	1,181	922
Comprehensive income attributable to parent	$18,624	$19,798
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)	Meta Financial Group, Inc. Stockholders' Equity
Three Months Ended December 31, 2019	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Meta Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance, September 30, 2019	$378	$580,826	$252,813	$6,339	$(445)	$839,911	$4,047	$843,958
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,870)	—	—	(1,870)	—	(1,870)
Issuance of common shares due to exercise of stock options	—	118	—	—	—	118	—	118
Issuance of common shares due to restricted stock	2	—	—	—	—	2	—	2
Issuance of common shares due to ESOP	1	3,219	—	—	—	3,220	—	3,220
Share repurchased	(9)	9	(28,006)	—	(2,742)	(30,748)	—	(30,748)
Stock compensation	—	3,506	—	—	—	3,506	—	3,506
Total other comprehensive income	—	—	—	(2,444)	—	(2,444)	—	(2,444)
Net income	—	—	21,068	—	—	21,068	1,181	22,249
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(923)	(923)
Balance, December 31, 2019	$372	$587,678	$244,005	$3,895	$(3,187)	$832,763	$4,305	$837,068

Three Months Ended December 31, 2018
Balance, September 30, 2018	$393	$565,811	$213,048	$(33,111)	$(1,989)	$744,152	$3,574	$747,726
Adoption of Accounting Standards Update 2014-09, net of income taxes	—	—	1,502	—	—	1,502	—	1,502
Adoption of Accounting Standards Update 2016-01, net of income taxes	—	—	475	(475)	—	—	—	—
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,970)	—	—	(1,970)	—	(1,970)
Issuance of common shares due to exercise of stock options	—	54	—	—	—	54	—	54
Issuance of common shares due to restricted stock	2	—	—	—	—	2	—	2
Issuance of common shares due to ESOP	—	2,010	—	—	—	2,010	—	2,010
Shares repurchased	(1)	1	—	—	(2,367)	(2,367)	—	(2,367)
Stock compensation	—	4,280	—	—	—	4,280	—	4,280
Total other comprehensive income	—	—	—	4,400	—	4,400	—	4,400
Net income	—	—	15,398	—	—	15,398	922	16,320
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(1,229)	(1,229)
Balance, December 31, 2018	$394	$572,156	$228,453	$(29,186)	$(4,356)	$767,461	$3,267	$770,728
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
(Dollars in Thousands)	2019	2018
Cash flows from operating activities:
Net income before noncontrolling interest	$22,249	$16,320
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	15,302	14,616
Stock compensation	3,506	4,280
Provision (recovery):
Loan and lease losses	3,407	9,099
Deferred taxes	(16)	(6,787)
Loans held for sale:
Originations	(16,175)	(7,469)
Proceeds from sales	143,035	22,611
Net change	11,111	6,571
Fair value adjustment of foreclosed real estate	83	—
Net realized (gain) loss:
Other assets	108	(24)
Foreclosed real estate and repossessed assets	5,039	(15)
Securities available for sale, net	—	22
Loans held for sale	(1,851)	(550)
Leases receivable and equipment	(685)	(677)
Net change:
Other assets	(12,917)	(18,004)
Accrued interest payable	(2,794)	3,486
Accrued expenses and other liabilities	(33,892)	9,454
Accrued interest receivable	618	(60)
Change in bank-owned life insurance value	(631)	(641)
Net cash provided by operating activities	135,497	52,232

Cash flows from investing activities:
Securities available for sale:
Purchases	—	(51,430)
Proceeds from sales	—	171,927
Proceeds from maturities and principal repayments	52,592	34,557
Securities held to maturity:
Proceeds from maturities and principal repayments	11,062	10,423
Loans and leases:
Purchases	(18,813)	(122,668)
Proceeds from sales	3,099	378
Net change	(167,929)	(299,400)
Proceeds from sales of foreclosed real estate and repossessed assets	23,085	105
Federal Home Loan Bank stock:
Purchases	(244,240)	(235,000)
Redemption	261,360	242,800
Rental equipment:
Purchases	(17,956)	(46,153)
Proceeds from sales	2,250	1,466
Net change	3,124	(611)
Premises, furniture, and equipment:
Purchases	(2,108)	(5,729)
Proceeds from sales	—	19
Net cash (used in) investing activities	(94,474)	(299,316)

Cash flows from financing activities:
Net change:
Checking, savings, and money market deposits	674,696	353,642
Time certificates of deposit	(86,683)	(105,632)
Wholesale deposits	(118,481)	259,430
FHLB and other borrowings	(20,000)	—
Federal funds	(428,000)	(195,000)
Securities sold under agreements to repurchase	(4,019)	532
Net investment by (distribution to) noncontrolling interests	(923)	(1,229)

Proceeds from other liabilities	1,205	5,027
Principal payments:
Other liabilities	(2,194)	(2,847)
Capital lease obligations	(1,818)	(16)
Cash dividends paid	(1,870)	(1,970)
Issuance of common stock due to ESOP	3,220	2,010
Issuance of common stock due to restricted stock	2	2
Proceeds from exercise of stock options and issuance of common stock	118	54
Shares repurchased	(30,748)	(2,367)
Net cash (used in) provided by financing activities	(15,495)	311,636

Effect of exchange rate changes on cash	116	(360)

Net change in cash and cash equivalents	25,644	64,192

Cash and cash equivalents at beginning of fiscal year	126,545	99,977
Cash and cash equivalents at end of fiscal year	$152,189	$164,169

	Three Months Ended December 31,
	2019	2018
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$10,180	$18,190
Income taxes	220	595
Franchise taxes	40	—
Other taxes	12	49

Supplemental schedule of non-cash investing activities
Transfers
Loans and leases to foreclosed real estate and repossessed assets	41	—
Loans and leases to rental equipment	759	—
Rental equipment to loan and leases	599	—
Loans and leases to held for sale	251,913	39,452
Other assets to held for sale	7,836	—
Deposits to held for sale	286,648	—
Recognition of operating lease ROU assets, net of remeasurements	27,019	—
See Notes to Condensed Consolidated Financial Statements.

NOTE 1. BASIS OF PRESENTATION

The interim unaudited Condensed Consolidated Financial Statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended September 30, 2019 included in Meta Financial Group, Inc.’s (“Meta” or the “Company”) Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on November 26, 2019.  Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements have been omitted.

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three-month period ended December 31, 2019 are not necessarily indicative of the results expected for the fiscal year ending September 30, 2020.

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These changes and reclassifications did not impact previously reported net income or comprehensive income.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED ACCOUNTING STANDARDS UPDATES ("ASU")

Significant accounting policies in effect and disclosed within the Company’s most recent audited consolidated financial statements as of September 30, 2019 remain substantially unchanged with the exception of the policies impacted by the adoption of noted ASUs below.

Adopted ASUs

Leases -- The Company adopted ASU 2016-02, Leases (Topic 842), and subsequent related updates (collectively ASU 2016-02) on October 1, 2019, which requires lessees to recognize most leases on their balance sheet. Lessor accounting is largely unchanged. The ASU requires both quantitative and qualitative disclosures regarding key information about lease arrangements from both lessees and lessors. The Company elected the effective date transition method utilizing the adoption date as the first date of application of the revised guidance. As a result, prior period amounts have not been restated. Upon adoption, the Company elected certain transitional practical expedients offered through the guidance, including the 'package of practical expedients' whereby it did not reassess (i) whether any expired or existing contracts contain leases, (ii) the lease classification of any expired or existing leases, and (iii) initial direct costs for any existing leases, which resulted in the Company not recognizing a cumulative effect adjustment to retained earnings. Management evaluated Meta’s leasing contracts and activities and developed methodologies and processes to estimate and account for the right-of-use ("ROU") assets and lease liabilities for building leases based on the present value of future lease payments. On October 1, 2019, the Company recorded ROU assets and lease liabilities totaling $27.4 million and $28.6 million, respectively. The impact to capital ratios as a result of increased risk-weighted assets was immaterial. The adoption of this guidance did not result in a material change to lessee expense recognition. The changes to lessor accounting, as well as change in customer behavior driven by the adoption of these ASUs, impact the results of Meta’s lease financing businesses, including earlier recognition of expense due to a narrower definition of initial direct costs.

As a lessee, the Company enters into contracts to lease real estate, information technology equipment and other various types of equipment. Leases that transfer substantially all of the benefits and risks of ownership to the Company are classified as finance leases, while all others are classified as operating leases. At lease commencement for buildings, a lease liability and ROU asset are calculated and recognized on both types of leases. The lease liability is equal to the present value of the future minimum lease payments. The ROU asset is equal to the lease liability, plus any initial direct costs and prepaid lease payments, less any lessor incentives received. Operating lease ROU assets are included in other assets and finance lease ROU assets are included in premises and equipment, net. The Company uses the appropriate term Federal Home Loan Bank ("FHLB") rate to determine the discount rate for the present value calculation of future minimum lease payments when an implicit rate is not known for a given lease. The lease term used in the calculation includes any options to extend that the Company is reasonably certain to exercise. The Company has elected to not recognize assets or liabilities on its balance sheet related to short-term leases.

Subsequent to lease commencement, lease liabilities recorded for finance leases are measured using the effective interest rate method and the related ROU assets are amortized on a straight-line basis over the lease term. Interest expense and amortization expense are recorded separately on the Consolidated Statements of Operations in interest expense on borrowings and occupancy and equipment noninterest expense, respectively. At December 31, 2019, the Company had no finance lease ROU assets or lease liabilities. For operating leases, total lease cost is comprised of lease expense, short-term lease cost, variable lease cost and sublease income. Lease expense includes future minimum lease payments, which are recognized on a straight-line basis over the lease term, as well as common area maintenance charges, real estate taxes, insurance and other expenses, where applicable, which are expensed as incurred. Total lease cost for operating leases is recorded in occupancy and equipment noninterest expense. See Note 10. Operating Lease Right-of-Use Assets and Liabilities for further information.

The Company also adopted the following ASUs on October 1, 2019, none of which had a material impact on the Company’s Condensed Consolidated Financial Statements:

–
ASU 2018-02, Income Statement -- Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The Company elected to not reclassify tax effects stranded in accumulated other comprehensive income.

–	ASU 2018-09, Codification Improvements.

ASUs to be Adopted
Other Upcoming ASUs - Refer to the Company’s most recently audited consolidated financial statements for the year ended September 30, 2019 for the latest update on other ASUs relevant to the Company and not yet adopted as of December 31, 2019.

NOTE 3. DIVESTITURES

On November 20, 2019, the Company announced that MetaBank entered into a definitive agreement with Central Bank, a state-chartered bank headquartered in Storm Lake, Iowa, for the sale of the Community Bank division, which is a component of the Company's Corporate segment. See Note 16. Segment Reporting for additional information on the Company's reporting segments. The sale would include substantially all of the Community Bank's deposits, branch locations, fixed assets and employees and a portion of the Community Bank’s loan portfolio. In connection with MetaBank's entry into the agreement with Central Bank, the Company reclassified the assets and liabilities to be sold to Central Bank as held for sale. The remaining Community Bank loans not proposed to be sold to Central Bank would be retained by the Company under a servicing agreement with Central Bank. The closing of the transaction is subject to the satisfaction or waiver of certain conditions, the receipt of third party and regulatory approval and satisfaction of customary closing conditions. The transaction is expected to close in the 2020 fiscal second quarter.

The Company has summarized the Community Bank division results at, and for the three months ended, December 31, 2019 below.

(Dollars in Thousands)	Community Bank Sold(1)	Community Bank Retained(2)	Total Community Bank
At December 31, 2019
Loans and leases, net	$250,383	$934,491	$1,184,874
Other assets	8,932	51,143	60,075
Deposits	288,975	1,394	290,369
Other liabilities	3,518	778	4,296

Three Months Ended December 31, 2019
Net interest income	$987	$9,596	$10,583
Provision for loan and lease losses	(1,750)	—	(1,750)
Noninterest income	290	(3,507)	(3,217)
Noninterest expense	1,878	2,684	4,562
Income before income tax expense	$1,149	$3,405	$4,554
(1) Reflects balances to be included in the transaction with Central Bank and classified as held for sale at December 31, 2019. Consolidated Statements of Operations balances reflect the activity on the assets and liabilities included in the sale subsequent to the held-for-sale classification date, or announcement date, November 20, 2019, through the period ended December 31, 2019.
(2) Reflects balances excluded from the transaction with Central Bank and related Consolidated Statements of Operations activity for the period ended December 31, 2019.

The Company recognized $1.9 million in non-recurring income and $0.2 million in non-recurring expense during the three months ended December 31, 2019 related to the reclassification of certain Community Bank assets and liabilities to held for sale and is reflected in the Company's provision for loan and leases losses, noninterest income, and noninterest expense on the Company's Condensed Consolidated Statement of Operations. The Company also recognized $0.3 million in compensation and benefits expense and $0.6 million in legal and consulting expenses in the three months ended December 31, 2019 related to Community Bank transaction.

NOTE 4. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale ("AFS") and held to maturity ("HTM") debt securities at December 31, 2019 and September 30, 2019 are presented below.

At December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
(Dollars in Thousands)
Debt securities AFS
SBA securities	$178,500	$2,446	$(26)	$180,920
Obligations of states and political subdivisions	858	16	—	874
Non-bank qualified obligations of states and political subdivisions	369,676	5,236	(923)	373,989
Asset-backed securities	302,426	195	(5,801)	296,820
Mortgage-backed securities	358,070	5,518	(1,468)	362,120
Total debt securities AFS	$1,209,530	$13,411	$(8,218)	$1,214,723

At September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
(Dollars in Thousands)
Debt securities AFS
SBA securities	$182,327	$3,655	$—	$185,982
Obligations of states and political subdivisions	858	16	—	874
Non-bank qualified obligations of states and political subdivisions	396,430	5,030	(903)	400,557
Asset-backed securities	305,603	262	(3,331)	302,534
Mortgage-backed securities	378,670	5,731	(1,855)	382,546
Total debt securities AFS	$1,263,888	$14,694	$(6,089)	$1,272,493

At December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
(Dollars in Thousands)
Debt securities HTM
Non-bank qualified obligations of states and political subdivisions	$116,313	$104	$(1,292)	$115,125
Mortgage-backed securities	6,804	2	(32)	6,774
Total debt securities HTM	$123,117	$106	$(1,324)	$121,899

At September 30, 2019	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Fair Value
(Dollars in Thousands)
Debt securities HTM
Non-bank qualified obligations of states and political subdivisions	$127,582	$108	$(1,403)	$126,287
Mortgage-backed securities	7,182	14	(13)	7,183
Total debt securities HTM	$134,764	$122	$(1,416)	$133,470

Management has implemented processes to identify securities that could potentially have a credit impairment that is other-than-temporary. This process can include, but is not limited to, evaluating the length of time and extent to which the fair value has been less than the amortized cost basis, reviewing available information regarding the financial position of the issuer, interest and dividend payment status, monitoring the rating of the security, monitoring changes in value, and projecting cash flows. Management also determines whether the Company intends to sell a security or whether it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity. To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.

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

GAAP requires that, at acquisition, an enterprise classify debt securities into one of three categories: AFS, HTM or trading. AFS securities are carried at fair value on the consolidated statements of financial condition, and unrealized holding gains and losses are excluded from earnings and recognized as a separate component of equity in accumulated other comprehensive income (“AOCI”). HTM debt securities are measured at amortized cost. Both AFS and HTM are subject to review for other-than-temporary impairment. The Company had no trading securities at December 31, 2019 or September 30, 2019.

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019 and September 30, 2019, were as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At December 31, 2019	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
(Dollars in Thousands)
Debt securities AFS
SBA securities	$13,583	$(26)	$—	$—	$13,583	$(26)
Non-bank qualified obligations of states and political subdivisions	60,135	(226)	50,431	(697)	110,566	(923)
Asset-backed securities	147,594	(1,920)	124,114	(3,881)	271,708	(5,801)
Mortgage-backed securities	1,704	—	85,715	(1,468)	87,419	(1,468)
Total debt securities AFS	$223,016	$(2,172)	$260,260	$(6,046)	$483,276	$(8,218)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2019	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
(Dollars in Thousands)
Debt securities AFS
SBA securities	$10,262	$—	$—	$—	$10,262	$—
Non-bank qualified obligations of states and political subdivisions	66,326	(177)	55,428	(726)	121,754	(903)
Asset-backed securities	158,176	(1,823)	93,259	(1,508)	251,435	(3,331)
Mortgage-backed securities	1,713	(1)	89,634	(1,854)	91,347	(1,855)
Total debt securities AFS	$236,477	$(2,001)	$238,321	$(4,088)	$474,798	$(6,089)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At December 31, 2019	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
(Dollars in Thousands)
Debt securities HTM
Non-bank qualified obligations of states and political subdivisions	$5,686	$(3)	$99,199	$(1,289)	$104,885	$(1,292)
Mortgage-backed securities	3,525	(13)	1,635	(19)	5,160	(32)
Total debt securities HTM	$9,211	$(16)	$100,834	$(1,308)	$110,045	$(1,324)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
At September 30, 2019	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
(Dollars in Thousands)
Debt securities HTM
Non-bank qualified obligations of states and political subdivisions	$5,967	$(6)	$109,368	$(1,397)	$115,335	$(1,403)
Mortgage-backed securities	1,471	—	1,803	(13)	3,274	(13)
Total debt securities HTM	$7,438	$(6)	$111,171	$(1,410)	$118,609	$(1,416)

At December 31, 2019, the investment portfolio included securities with current unrealized losses that have existed for longer than one year. All of these securities are considered to be acceptable credit risks. Because (i) the declines in fair value were due to changes in market interest rates, not in estimated cash flows, (ii) the Company does not intend or has not made a decision to sell these securities and (iii) it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, which may occur at maturity, no other-than-temporary impairment was recorded at December 31, 2019.

The amortized cost and fair value of debt securities by contractual maturity are shown below. Certain securities have call features that allow the issuer to call the security prior to maturity. Expected maturities may differ from contractual maturities in mortgage-backed securities ("MBS") because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, MBS are not included in the maturity categories in the following maturity summary. The expected maturities of certain SBA securities may differ from contractual maturities because the borrowers may have the right to prepay the obligation. However, certain prepayment penalties may apply.

Securities AFS at Fair Value	Amortized Cost	Fair Value
At December 31, 2019
(Dollars in Thousands)
Due in one year or less	$666	$667
Due after one year through five years	16,081	16,403
Due after five years through ten years	49,732	50,850
Due after ten years	784,981	784,683
	851,460	852,603
Mortgage-backed securities	358,070	362,120
Total securities AFS, at fair value	$1,209,530	$1,214,723

At September 30, 2019	Amortized Cost	Fair Value
(Dollars in Thousands)
Due in one year or less	$—	$—
Due after one year through five years	16,749	17,143
Due after five years through ten years	50,263	51,840
Due after ten years	818,206	820,964
	885,218	889,947
Mortgage-backed securities	378,670	382,546
Total securities AFS, at fair value	$1,263,888	$1,272,493

Securities HTM at Fair Value	Amortized Cost	Fair Value
At December 31, 2019
(Dollars in Thousands)
Due after ten years	$116,313	$115,125
	116,313	115,125
Mortgage-backed securities	6,804	6,774
Total securities HTM, at cost	$123,117	$121,899

At September 30, 2019	Amortized Cost	Fair Value
(Dollars in Thousands)
Due after ten years	$127,582	$126,287
	127,582	126,287
Mortgage-backed securities	7,182	7,183
Total securities HTM, at cost	$134,764	$133,470

Other investments, at cost, which are included in other assets on the consolidated statement of financial condition, include equity securities without a readily determinable fair value and shares of stock in the FHLB of Des Moines. Equity securities without a readily determinable fair value totaled $9.5 million at December 31, 2019 and $6.5 million at September 30, 2019. FHLB of Des Moines stock held by MetaBank at December 31, 2019 and September 30, 2019 totaled $13.8 million and $30.9 million, respectively. The decrease in FHLB stock directly correlates with lower short-term borrowings balances at December 31, 2019 compared to September 30, 2019. The Company’s wholly-owned subsidiary, MetaBank, is required by federal law to maintain FHLB stock as a member of FHLB of Des Moines. These equity securities are ‘restricted’ in that they can only be sold back to the respective institution from which they were acquired or another member institution at par. Therefore, FHLB stock is less liquid than other marketable equity securities, and the fair value approximates cost. The Company evaluates impairment for investments held at cost on at least an annual basis based on the ultimate recoverability of the par value. No impairment was recognized for such investments for the three months ended December 31, 2019.

NOTE 5. LOANS AND LEASES, NET

Loans and leases at December 31, 2019 and September 30, 2019 were as follows:

(Dollars in Thousands)	December 31, 2019	September 30, 2019
National Lending
Term lending(1)	$695,347	$641,742
Asset based lending(1)	250,633	250,465
Factoring	285,776	296,507
Lease financing(1)	223,715	177,915
Insurance premium finance	349,299	361,105
SBA/USDA	90,269	88,831
Other commercial finance	99,617	99,665
Commercial finance	1,994,656	1,916,230
Consumer credit products	115,843	106,794
Other consumer finance	154,772	161,404
Consumer finance	270,615	268,198
Tax services	101,739	2,240
Warehouse finance	272,522	262,924
Total National Lending	2,639,532	2,449,592
Community Banking
Commercial real estate and operating	682,399	883,932
Consumer one-to-four family real estate and other	220,588	259,425
Agricultural real estate and operating	40,778	58,464
Total Community Banking	943,765	1,201,821
Total loans and leases	3,583,297	3,651,413
Net deferred loan origination fees (costs)	7,177	7,434
Total gross loans and leases	3,590,474	3,658,847

Allowance for loan and lease losses	(30,176)	(29,149)
Total loans and leases, net(2)	$3,560,298	$3,629,698

(1) The Company has updated the presentation of its loan and lease table beginning in the fiscal 2020 first quarter. The new presentation includes a new category called term lending. Certain balances previously included in the asset based lending and lease financing categories have been reclassified into the new term lending category during the fiscal 2020 first quarter. Prior period balances have been conformed to the new presentation.
(2) As of December 31, 2019, the remaining balance of acquired loans and leases from the acquisition of Crestmark Bancorp, Inc. ("Crestmark") and its bank subsidiary, Crestmark Bank (the "Crestmark Acquisition") was $276.7 million and the remaining balances of the credit and interest rate mark discounts related to the acquired loans and leases held for investment were $5.0 million and $2.6 million, respectively, while the remaining balance of the interest rate mark premium related to the acquired loans held for sale was $0.7 million. On August 1, 2018, the Company acquired loans and leases from the Crestmark Acquisition totaling $1.06 billion and recorded related credit and interest rate mark discounts of $12.3 million and $6.0 million, respectively.

During the three months ended December 31, 2019, the Company transferred $251.9 million of Community Banking loans to held for sale. During the three months ended December 31, 2018, the Company transferred $39.5 million of consumer credit product loans to held for sale.

During the three months ended December 31, 2019 and 2018, the Company originated $16.2 million and $7.5 million, respectively, of SBA/USDA and consumer credit product loans as held for sale.

The Company sold held for sale loans resulting in proceeds of $143.0 million and gains on sale of $1.9 million during the three months ended December 31, 2019. During the three months ended December 31, 2018, the Company sold held for sale loans resulting in proceeds of $22.6 million and gains on sale of $0.6 million.

Loans purchased and sold by portfolio segment, including participation interests, for the three months ended December 31, 2019 and 2018 were as follows:

	Three Months Ended
(Dollars in Thousands)	December 31, 2019	December 31, 2018
Loans Purchased
Loans held for investment:
Total National Lending	$14,464	$111,587
Total Community Banking	4,349	11,081
Total purchases	18,813	122,668
Loans Sold
Loans held for sale	143,035	22,611
Loans held for investment:
Total Community Banking	3,099	378
Total sales	$146,134	$22,989

Leasing Portfolio
Effective October 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) and related ASUs on a modified retrospective basis, electing the practical expedients and optional transition method. As such, the following leasing disclosures include information at, or for the quarter, ended December 31, 2019.
The net investment in direct financing and sales-type leases was comprised of the following as of December 31, 2019 and September 30, 2019:

(Dollars in Thousands)	December 31, 2019	September 30, 2019
Carrying Amount	$239,351	$191,733
Unguaranteed residual assets	16,260	13,353
Unamortized initial direct costs	1,856	1,790
Unearned income	(31,896)	(27,171)
Total net investment in direct financing and sales-type leases	$225,571	$179,705

The carrying amount of direct financing and sales-type leases subject to residual value guarantees was $8.8 million at December 31, 2019.

The components of total lease income were as follows:

(Dollars in Thousands)	Quarter Ended December 31, 2019
Interest income - loans and leases
Interest income on net investments in direct financing and sales-type leases	$4,087

Leasing and equipment finance non-interest income
Lease income from operating lease payments	11,203
Profit (loss) recorded on commencement date on sales-type leases	471
Other(1)	750
Total leasing and equipment finance non-interest income	12,424
Total lease income	$16,511
(1) Other leasing and equipment finance non-interest income consists of gains (losses) on sales of leased equipment, fees and service charges on leases and gains (losses) on sales of leases.

Undiscounted future minimum lease payments receivable for direct financing and sales-type leases and a reconciliation to the carrying amount recorded at December 31, 2019 were as follows:

(Dollars in Thousands)	At December 31, 2019
2020	$66,919
2021	70,629
2022	50,676
2023	29,908
2024	16,795
Thereafter	4,414
Equipment under leases not yet commenced	10
Total undiscounted future minimum lease payments receivable for direct financing and sales-type leases	239,351
Third-party residual value guarantees	—
Total carrying amount of direct financing and sales-type leases	$239,351

The Company did not record any contingent rental income from direct financing and sales-type leases in the three months ended December 31, 2019.
Activity in the allowance for loan and lease losses and balances of loans and leases by portfolio segment for each of the three months ended December 31, 2019 and 2018 was as follows:

Allowance for loan and lease losses:	Beginning balance	Provision (recovery) for loan and lease losses	Charge-offs	Recoveries	Ending balance
Three Months Ended December 31, 2019	(Dollars in Thousands)
National Lending
Term lending	$5,533	$3,401	$(2,295)	$111	$6,750
Asset based lending	2,437	(461)	—	19	1,995
Factoring	3,261	257	(389)	419	3,548
Lease financing	1,275	504	(215)	131	1,695
Insurance premium finance	1,024	141	(285)	90	970
SBA/USDA	383	382	—	—	765
Other commercial finance	683	(523)	—	—	160
Commercial finance	14,596	3,701	(3,184)	770	15,883
Consumer credit products	1,044	63	—	—	1,107
Other consumer finance	5,118	476	(734)	29	4,889
Consumer finance	6,162	539	(734)	29	5,996
Tax services	—	911	—	739	1,650
Warehouse finance	263	6	—	—	269
Total National Lending	21,021	5,157	(3,918)	1,538	23,798
Community Banking
Commercial real estate and operating	6,208	(1,543)	—	—	4,665
Consumer one-to-four family real estate and other	1,053	(22)	—	—	1,031
Agricultural real estate and operating	867	(185)	—	—	682
Total Community Banking	8,128	(1,750)	—	—	6,378
Total	$29,149	$3,407	$(3,918)	$1,538	$30,176

Allowance for loan and lease losses:	Beginning balance	Provision (recovery) for loan and lease losses	Charge-offs	Recoveries	Ending balance
Three Months Ended December 31, 2018	(Dollars in Thousands)
National Lending
Term lending	$89	$710	$(328)	$1,364	$1,835
Asset based lending	47	724	—	4	775
Factoring	64	1,223	(250)	26	1,062
Lease financing	30	600	(352)	260	538
Insurance premium finance	1,031	93	(208)	56	972
SBA/USDA	13	240	—	—	253
Other commercial finance	28	263	—	—	291
Commercial finance	1,302	3,853	(1,138)	1,710	5,727
Consumer credit products	785	366	—	—	1,151
Other consumer finance	2,820	3,023	(1,624)	3	4,222
Consumer finance	3,605	3,389	(1,624)	3	5,373
Tax services	—	1,496	(42)	92	1,546
Warehouse finance	65	111		—	176
Total National Lending	4,972	8,849	(2,804)	1,805	12,822
Community Banking
Commercial real estate and operating	6,220	350	—	—	6,570
Consumer one-to-four family real estate and other	632	87	—	—	719
Agricultural real estate and operating	1,216	(187)	—	150	1,179
Total Community Banking	8,068	250	—	150	8,468
Total	$13,040	$9,099	$(2,804)	$1,955	$21,290

The following tables provide details regarding the allowance for loan and lease losses and balance by type of allowance as of December 31, 2019 and September 30, 2019.

	Allowance			Loans and Leases
Recorded Investment	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total
As of December 31, 2019	(Dollars in Thousands)
National Lending
Term lending	$1,299	$5,451	$6,750	$25,912	$669,435	$695,347
Asset based lending	109	1,886	1,995	525	250,108	250,633
Factoring	1,075	2,473	3,548	3,900	281,876	285,776
Lease financing	299	1,396	1,695	2,195	221,520	223,715
Insurance premium finance	—	970	970	—	349,299	349,299
SBA/USDA	486	279	765	3,683	86,586	90,269
Other commercial finance	—	160	160	—	99,617	99,617
Commercial finance	3,268	12,615	15,883	36,215	1,958,441	1,994,656
Consumer credit products	—	1,107	1,107	—	115,843	115,843
Other consumer finance	—	4,889	4,889	1,708	153,064	154,772
Consumer finance	—	5,996	5,996	1,708	268,907	270,615
Tax services	—	1,650	1,650	—	101,739	101,739
Warehouse finance	—	269	269	—	272,522	272,522
Total National Lending	3,268	20,530	23,798	37,923	2,601,609	2,639,532
Community Banking
Commercial real estate and operating	—	4,665	4,665	823	681,576	682,399
Consumer one-to-four family real estate and other	—	1,031	1,031	69	220,519	220,588
Agricultural real estate and operating	—	682	682	2,793	37,985	40,778
Total Community Banking	—	6,378	6,378	3,685	940,080	943,765
Total	$3,268	$26,908	$30,176	$41,608	$3,541,689	$3,583,297

	Allowance			Loans and Leases
Recorded Investment	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total
As of September 30, 2019	(Dollars in Thousands)
National Lending
Term lending	$450	$5,083	$5,533	$19,568	$622,174	$641,742
Asset based lending	—	2,437	2,437	378	250,087	250,465
Factoring	1,262	1,999	3,261	3,824	292,683	296,507
Lease financing	112	1,163	1,275	1,213	176,702	177,915
Insurance premium finance	—	1,024	1,024	—	361,105	361,105
SBA/USDA	51	332	383	3,841	84,990	88,831
Other commercial finance	—	683	683	—	99,665	99,665
Commercial finance	1,875	12,721	14,596	28,824	1,887,406	1,916,230
Consumer credit products	—	1,044	1,044	—	106,794	106,794
Other consumer finance	—	5,118	5,118	1,472	159,932	161,404
Consumer finance	—	6,162	6,162	1,472	266,726	268,198
Tax services	—	—	—	—	2,240	2,240
Warehouse finance	—	263	263	—	262,924	262,924
Total National Lending	1,875	19,146	21,021	30,296	2,419,296	2,449,592
Community Banking
Commercial real estate and operating	—	6,208	6,208	258	883,674	883,932
Consumer one-to-four family real estate and other	—	1,053	1,053	100	259,325	259,425
Agricultural real estate and operating	—	867	867	2,985	55,479	58,464
Total Community Banking	—	8,128	8,128	3,343	1,198,478	1,201,821
Total	$1,875	$27,274	$29,149	$33,639	$3,617,774	$3,651,413

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

Special Mention- A special mention asset is a credit with potential weaknesses deserving management’s close attention and, if left uncorrected, may result in deterioration of the repayment prospects for the asset. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. Special mention is a temporary status with aggressive credit management required to garner adequate progress and move to watch or higher.

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

Beginning in the first quarter of fiscal year 2020, the Company implemented changes to the risk rating approach on certain commercial finance portfolios as part of a streamlining process to provide a more consistent risk rating approach across all of its lending portfolios. Based upon a study of the Company's special mention commercial finance loans and leases, the Company determined that approximately $117.0 million of those loans and leases should be rated as watch under the new approach. Prior to the first quarter of fiscal year 2020, none of the Company's commercial finance loans and leases were rated as watch. Based on Meta's allowance methodology, these changes in risk ratings did not have a direct impact on the allowance for loan and lease losses. Despite the movement of certain commercial finance loans between risk rating categories, the aggregate balance of watch and special mention loans and leases within the commercial finance portfolio decreased slightly to $139.7 million at December 31, 2019, compared to $145.0 million at September 30, 2019.

The Company has various portfolios of consumer finance and tax services loans that present unique risks. Due to the unique risks associated with these portfolios, the Company monitors other credit quality indicators in their evaluation of the appropriateness of the allowance for loan losses on these portfolios, and as such, these loans are not included in the asset classification table below, beginning in the first quarter of fiscal year 2020. The September 30, 2019 asset classification table has been conformed to the current presentation. The outstanding balances of consumer finance loans and tax services loans were $270.6 million and $101.7 million at December 31, 2019, respectively, and $268.2 million and $2.2 million at September 30, 2019, respectively.

The asset classifications of loans and leases at December 31, 2019 and September 30, 2019 were as follows:

Asset Classification	Pass	Watch	Special Mention	Substandard	Doubtful	Total
December 31, 2019	(Dollars in Thousands)
National Lending
Term lending	$631,408	$33,446	$4,581	$25,847	$65	$695,347
Asset based lending	193,824	51,348	4,936	525	—	250,633
Factoring	250,382	26,130	5,364	3,900	—	285,776
Lease financing	218,187	3,334	—	2,194	—	223,715
Insurance premium finance	344,668	869	634	2,926	202	349,299
SBA/USDA	78,259	1,569	6,758	3,683	—	90,269
Other commercial finance	98,926	691	—	—	—	99,617
Commercial finance	1,815,654	117,387	22,273	39,075	267	1,994,656
Warehouse finance	272,522	—	—	—	—	272,522
Total National Lending	2,088,176	117,387	22,273	39,075	267	2,267,178
Community Banking
Commercial real estate and operating	674,189	1,225	3,389	3,596	—	682,399
Consumer one-to-four family real estate and other	219,223	428	781	156	—	220,588
Agricultural real estate and operating	21,789	4,804	5,873	8,312	—	40,778
Total Community Banking	915,201	6,457	10,043	12,064	—	943,765
Total loans and leases	$3,003,377	$123,844	$32,316	$51,139	$267	$3,210,943

Asset Classification	Pass	Watch	Special Mention	Substandard	Doubtful	Total
September 30, 2019	(Dollars in Thousands)
National Lending
Term lending	$585,382	$—	$36,792	$19,024	$544	$641,742
Asset based lending	192,427	—	57,660	378	—	250,465
Factoring	256,048	—	36,635	3,824	—	296,507
Lease financing	171,785	—	4,917	1,213	—	177,915
Insurance premium finance	361,105	—	—	—	—	361,105
SBA/USDA	76,609	—	8,381	3,841	—	88,831
Other commercial finance	99,057	—	608	—	—	99,665
Commercial finance	1,742,413	—	144,993	28,280	544	1,916,230
Warehouse finance	262,924	—	—	—	—	262,924
Total National Lending	2,005,337	—	144,993	28,280	544	2,179,154
Community Banking
Commercial real estate and operating	875,933	1,494	2,884	3,621	—	883,932
Consumer one-to-four family real estate and other	257,575	946	708	196	—	259,425
Agricultural real estate and operating	39,409	4,631	5,876	8,548	—	58,464
Total Community Banking	1,172,917	7,071	9,468	12,365	—	1,201,821
Total loans and leases	$3,178,254	$7,071	$154,461	$40,645	$544	$3,380,975

National Lending

Commercial Finance
The Company's commercial finance product lines include asset-based lending, factoring, leasing, insurance premium finance, and other commercial finance products offered on a nationwide basis.

Term Lending. Through its Crestmark division, the Bank originates a variety of collateralized conventional term loans and notes receivable, with terms ranging from three years to 25 years. These term loans may be secured by equipment, recurring revenue streams, or real estate. Credit risk is managed through setting loan amounts appropriate for the collateral by utilizing information ranging from equipment cost, appraisals, valuations, or lending history. The Bank follows standardized loan policies and established and authorized credit limits and applies attentive portfolio management, which includes monitoring past dues, financial performance, financial covenants, and industry trends.

Asset-Based Lending. Through its Crestmark division, the Bank provides asset-based loans secured by short-term assets such as inventory, accounts receivable, and work-in-process. Asset-based loans may also be secured by real estate and equipment. The primary sources of repayment are the operating income of the borrower, the collection of the receivables securing the loan, and/or the sale of the inventory securing the loan. Loans are typically revolving lines of credit with terms of one year to three years, whereby the Bank withholds a contingency reserve representing the difference between the amount advanced and the fair value of the invoice amount or other collateral value. Credit risk is managed through advance rates appropriate for the collateral, standardized loan policies, established and authorized credit limits, attentive portfolio management and the use of lock box agreements and similar arrangements that result in the Company receiving and controlling the debtors' cash receipts.

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

Insurance Premium Finance. Through its AFS/IBEX division the Bank provides, on a national basis, short-term, primarily collateralized financing to facilitate the commercial customers’ purchase of insurance for various forms of risk, otherwise known as insurance premium financing. This includes, but is not limited to, policies for commercial property, casualty and liability risk.  Premiums are advanced either directly to the insurance carrier or through an intermediary/broker and repaid by the policyholder with interest during the policy term.  The policyholder generally makes a 20% to 25% down payment to the insurance broker and finances the remainder over nine months to 10 months on average.  The down payment is set such that if the policy is canceled, the unearned premium is typically sufficient to cover the loan balance and accrued interest. The AFS/IBEX division markets itself to the insurance community as a competitive option based on service, reputation, competitive terms, cost and ease of operation.

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

Through December 31, 2019, the Bank has launched two consumer credit programs. The loan products offered under these programs are generally closed-end installment loans with terms between 12 months and 84 months and revolving lines of credit with durations between six months and 60 months.
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

Agricultural Real Estate and Operating
The Company originates loans to finance the purchase of farmland, livestock, farm machinery and equipment, seed, fertilizer, and other farm-related products, primarily in its market areas. Agricultural operating loans are originated at either an adjustable- or fixed-rate of interest for up to a one year term or, in the case of livestock, are due upon sale.  Agricultural real estate loans are frequently originated with adjustable rates of interest.  Generally, such loans provide for a fixed rate of interest for the first five years to 10 years, after which the loan will balloon or the interest rate will adjust annually.  These loans generally amortize over a period of 20 years to 25 years. Fixed-rate agricultural real estate loans typically have terms up to 10 years.  Agricultural real estate loans are generally limited to 75% of the value of the property securing the loan.

See Note 3. Divestitures for further information related to the Community Banking lending portfolio.

Past due loans and leases at December 31, 2019 and September 30, 2019 were as follows:

Past Due Loans and Leases	Accruing and Non-accruing Loans and Leases						Non-performing Loans and Leases
December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Non-accrual balance	Total
(Dollars in Thousands)
Loans held for sale	$63	$—	$—	$63	$264,361	$264,424	$—	$—	$—

National Lending
Term lending	12,300	2,767	12,679	27,746	667,601	695,347	1,316	12,372	13,688
Asset based lending	26	—	—	26	250,607	250,633	—	583	583
Factoring	—	—	—	—	285,776	285,776	—	205	205
Lease financing	3,757	758	1,893	6,408	217,307	223,715	1,286	729	2,015
Insurance premium finance	7,065	1,117	3,131	11,313	337,986	349,299	3,131	—	3,131
SBA/USDA	979	—	29	1,008	89,261	90,269	—	2,704	2,704
Other commercial finance	—	—	—	—	99,617	99,617	—	—	—
Commercial finance	24,127	4,642	17,732	46,501	1,948,155	1,994,656	5,733	16,593	22,326
Consumer credit products	953	430	318	1,701	114,142	115,843	318	—	318
Other consumer finance	1,342	804	1,330	3,476	151,296	154,772	1,330	—	1,330
Consumer finance	2,295	1,234	1,648	5,177	265,438	270,615	1,648	—	1,648
Tax services	—	—	—	—	101,739	101,739	—	—	—
Warehouse finance	—	—	—	—	272,522	272,522	—	—	—
Total National Lending	26,422	5,876	19,380	51,678	2,587,854	2,639,532	7,381	16,593	23,974
Community Banking
Commercial real estate and operating	—	—	—	—	682,399	682,399	—	—	—
Consumer one-to-four family real estate and other	346	74	9	429	220,159	220,588	—	9	9
Agricultural real estate and operating	30	1,538	—	1,568	39,210	40,778	—	—	—
Total Community Banking	376	1,612	9	1,997	941,768	943,765	—	9	9
Total loans and leases held for investment	26,798	7,488	19,389	53,675	3,529,622	3,583,297	7,381	16,602	23,983

Total loans and leases	$26,861	$7,488	$19,389	$53,738	$3,793,983	$3,847,721	$7,381	$16,602	$23,983

Past Due Loans and Leases	Accruing and Non-accruing Loans and Leases						Non-performing Loans and Leases
September 30, 2019	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Non-accrual balance	Total
(Dollars in Thousands)
Loans held for sale	$1,122	$755	$964	$2,841	$145,936	$148,777	$964	$—	$964

National Lending
Term lending	2,162	910	14,098	17,170	624,572	641,742	2,241	12,146	14,387
Asset based lending	—	—	—	—	250,465	250,465	—	—	—
Factoring	—	—	—	—	296,507	296,507	—	1,669	1,669
Lease financing	1,160	1,134	1,736	4,030	173,885	177,915	1,530	308	1,838
Insurance premium finance	1,999	2,881	3,807	8,687	352,418	361,105	3,807	—	3,807
SBA/USDA	83	—	255	338	88,493	88,831	—	255	255
Other commercial finance	—	—	—	—	99,665	99,665	—	—	—
Commercial finance	5,404	4,925	19,896	30,225	1,886,005	1,916,230	7,578	14,378	21,956
Consumer credit products	627	557	239	1,423	105,371	106,794	239	—	239
Other consumer finance	932	1,005	1,078	3,015	158,389	161,404	1,078	—	1,078
Consumer finance	1,559	1,562	1,317	4,438	263,760	268,198	1,317	—	1,317
Tax services	—	—	2,240	2,240	—	2,240	2,240	—	2,240
Warehouse finance	—	—	—	—	262,924	262,924	—	—	—
Total National Lending	6,963	6,487	23,453	36,903	2,412,689	2,449,592	11,135	14,378	25,513
Community Banking
Commercial real estate and operating	565	—	—	565	883,367	883,932	—	—	—
Consumer one-to-four family real estate and other	458	—	9	467	258,958	259,425	—	44	44
Agricultural real estate and operating	49	—	—	49	58,415	58,464	—	—	—
Total Community Banking	1,072	—	9	1,081	1,200,740	1,201,821	—	44	44
Total loans and leases held for investment	8,035	6,487	23,462	37,984	3,613,429	3,651,413	11,135	14,422	25,557

Total loans and leases	$9,157	$7,242	$24,426	$40,825	$3,759,365	$3,800,190	$12,099	$14,422	$26,521

Certain loans and leases 90 days or more past due as to interest or principal continue to accrue because they are (1) well-secured and in the process of collection or (2) one-to-four family real estate loans or consumer loans exempt under regulatory rules from being classified as non-accrual until later delinquency, usually 120 days past due.
When analysis of borrower or lessee operating results and financial condition indicates that underlying cash flows of the borrower’s business are not adequate to meet its debt service requirements, the loan or lease is evaluated for impairment. Often, this is associated with a delay or shortfall in scheduled payments, as described above.

Impaired loans and leases at December 31, 2019 and September 30, 2019 were as follows:

December 31, 2019	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans and leases without a specific valuation allowance	(Dollars in Thousands)
National Lending
Term lending	$17,125	$19,112	$—
Factoring	1,387	2,462	—
Lease financing	1,418	1,418	—
Commercial finance	19,930	22,992	—
Other consumer finance	1,708	1,806	—
Consumer finance	1,708	1,806	—
Total National Lending	21,638	24,798	—
Community Banking
Commercial real estate and operating	823	823	—
Consumer one-to-four family real estate and other	69	69	—
Agricultural real estate and operating	2,793	2,793	—
Total Community Banking	3,685	3,685	—
Total	$25,323	$28,483	$—
Loans and leases with a specific valuation allowance
National Lending
Term lending	$8,787	$10,087	$1,299
Asset based lending	525	525	109
Factoring	2,513	2,525	1,075
Lease financing	777	777	299
SBA/USDA	3,683	3,683	486
Commercial finance	16,285	17,597	3,268
Total National Lending	16,285	17,597	3,268
Total	$16,285	$17,597	$3,268

September 30, 2019	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans and leases without a specific valuation allowance	(Dollars in Thousands)
National Lending
Term lending	$12,644	$13,944	$—
Asset based lending	378	378	—
Factoring	1,563	2,638	—
Lease financing	1,062	1,062	—
SBA/USDA	2,595	2,595	—
Commercial finance	18,242	20,617	—
Other consumer finance	1,472	1,539	—
Consumer finance	1,472	1,539	—
Total National Lending	19,714	22,156	—
Community Banking
Commercial real estate and operating	258	258	—
Consumer one-to-four family real estate and other	100	100	—
Agricultural real estate and operating	2,985	2,985	—
Total Community Banking	3,343	3,343	—
Total	$23,057	$25,499	$—
Loans and leases with a specific valuation allowance
National Lending
Term lending	$6,924	$6,951	$450
Factoring	2,261	3,601	1,262
Lease financing	151	151	112
SBA/USDA	1,246	1,246	51
Commercial finance	10,582	11,949	1,875
Total National Lending	10,582	11,949	1,875
Total	$10,582	$11,949	$1,875

The following table provides the average recorded investment in impaired loans and leases for the three-month periods ended December 31, 2019 and 2018.

Three Months Ended December 31,	2019		2018
	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
	(Dollars in Thousands)
National Lending
Term lending	$19,537	$74	$5,709	$79
Asset based lending	427	—	—	—
Factoring	3,849	—	2,780	5
Lease financing	3,686	—	3,602	10
SBA/USDA	3,788	—	—	—
Commercial finance	31,287	74	12,091	94
Other consumer finance	1,551	35	—	—
Consumer finance	1,551	35	—	—
Total National Lending	32,838	109	12,091	94
Community Banking
Commercial real estate and operating	446	13	404	4
Consumer one-to-four family real estate and other	90	8	139	2
Agricultural real estate and operating	2,921	42	1,473	25
Total Community Banking	3,457	63	2,016	31
Total loans and leases	$36,295	$172	$14,107	$125

The Company’s troubled debt restructurings ("TDRs") typically involve forgiving a portion of interest or principal on existing loans, making loans at a rate materially less than current market rates, or extending the term of the loan. There were $0.6 million of Community Banking loans and $0.4 million of National Lending loans that were modified in a TDR during the three months ended December 31, 2019, all of which were modified to extend the term of the loan. There were $0.1 million of Community Banking loans and $0.1 million of National Lending loans and leases that were modified in a TDR during the three months ended December 31, 2018.

During the quarter ended December 31, 2019, the Company had $1.2 million of Community Banking loans and $0.3 million of National Lending loans that were modified in a TDR within the previous 12 months and for which there was a payment default. During the quarter ended December 31, 2018, the Company had no loans that were modified in a TDR within the previous 12 months and for which there was a payment default. TDR net charge-offs and the impact of TDRs on the Company's allowance for loan and lease losses were insignificant during the quarters ended December 31, 2019 and December 31, 2018.

At December 31, 2019, foreclosed and repossessed assets totaled $1.3 million, compared to $29.5 million at September 30, 2019. At December 31, 2019 and September 30, 2019, the Company had established a valuation allowance of $0.1 million for repossessed assets. There were no impairments on any foreclosed and repossessed assets at either date. The Company had no loans or leases in the process of foreclosure at December 31, 2019 or September 30, 2019.

NOTE 6. EARNINGS PER COMMON SHARE

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

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted earnings per share for the three months ended December 31, 2019 and 2018 is presented below.

Three Months Ended December 31,	2019	2018
(Dollars in Thousands, Except Share and Per Share Data)
Basic income per common share:
Net income attributable to Meta Financial Group, Inc.	$21,068	$15,398
Weighted average common shares outstanding	37,431,788	39,335,054
Basic income per common share	$0.56	$0.39

Diluted income per common share:
Net income attributable to Meta Financial Group, Inc.	$21,068	$15,398
Weighted average common shares outstanding	37,431,788	39,335,054
Outstanding options - based upon the two-class method	34,090	71,453
Weighted average diluted common shares outstanding	37,465,878	39,406,507
Diluted income per common share	$0.56	$0.39

NOTE 7. RENTAL EQUIPMENT, NET
Rental equipment was as follows as of December 31, 2019 and September 30, 2019.

	December 31, 2019	September 30, 2019
(Dollars in Thousands)
Computers and IT networking equipment	$32,733	$37,352
Motor vehicles and other	106,133	98,149
Office furniture and equipment	2,900	2,875
Solar panels and equipment	117,166	116,505
Total	258,932	254,881

Accumulated depreciation	(49,314)	(46,344)
Unamortized initial direct costs	2,055	—
Net book value	$211,673	$208,537

Undiscounted future minimum lease payments expected to be received for operating leases at December 31, 2019 were as follows:

(Dollars in Thousands)
2020	$25,787
2021	29,922
2022	23,016
2023	17,437
2024	11,813
Thereafter	23,145
Total undiscounted future minimum lease payments receivable for operating leases	$131,120

NOTE 8. FORECLOSED REAL ESTATE AND REPOSSESSED ASSETS

During the period ended December 31, 2019, the Company sold its other real estate owned ("OREO"), which consisted of assets related to a Community Bank agriculture real estate customer. The sale occurred via public auction and consisted of 30-plus parcels of land. The sale of 30-plus parcels closed in the first quarter of fiscal 2020. The Company applied Subtopic ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets to record the sale. Below is a summary of the sale transaction, as reflected in the Company's financial statements for the period ending December 31, 2019.

(Dollars in Thousands)	Three Months Ended December 31, 2019
Purchase price	$23,083
Carrying value of OREO	28,122
Loss on sale	(5,039)
Deferred income recognized	1,096
Net impact	$(3,943)

The Company recognized a $5.0 million loss from the sale of foreclosed property during the quarter ended December 31, 2019, which is included in the "(Loss) gain on sale of other" line on the Consolidated Statements of Operations. The Company also recognized $1.1 million in deferred rental income and $0.2 million in OREO expenses related to these foreclosed properties during the quarter ended December 31, 2019.

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

The Company held a total of $309.5 million of goodwill as of December 31, 2019. The recorded goodwill is a result of multiple business combinations that have been consummated since fiscal year 2015, with the most recent being the merger with Crestmark pursuant to the Crestmark Acquisition that closed on August 1, 2018. Goodwill is assessed for impairment at a reporting unit level, which is one level below the operating segments. The Company has changed its basis of presentation for segments. See Note 16. Segment Reporting for additional information on the Company's segment reporting.

The changes in the carrying amount of the Company’s goodwill and intangible assets for the three months ended December 31, 2019 and 2018 were as follows:

(Dollars in Thousands)	Consumer	Commercial	Corporate Services/Other	Total
Goodwill
September 30, 2019	$87,145	$222,360	$—	$309,505
Acquisitions	—	—	—	—
Impairment	—	—	—	—
December 31, 2019	$87,145	$222,360	$—	$309,505

September 30, 2018	$87,145	$216,125	$—	$303,270
Acquisitions	—	—	—	—
Impairment	—	—	—	—
December 31, 2018	$87,145	$216,125	$—	$303,270

(Dollars in Thousands)	Trademark(1)	Non-Compete(2)	Customer Relationships(3)	All Others(4)	Total
Intangible Assets
Balance as of September 30, 2019	$11,959	$827	$33,207	$6,817	$52,810
Acquisitions during the period	—	—	—	17	17
Amortization during the period	(264)	(113)	(2,115)	(184)	(2,676)
Balance as of December 31, 2019	$11,695	$714	$31,092	$6,650	$50,151

Gross carrying amount	$14,624	$2,480	$82,088	$10,719	$109,911
Accumulated amortization	(2,929)	(1,766)	(40,748)	(3,410)	(48,853)
Accumulated impairment	—	—	(10,248)	(659)	(10,907)
Balance as of December 31, 2019	$11,695	$714	$31,092	$6,650	$50,151
(1) Book amortization period of 5-15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 3-5 years. Amortized using the straight line method.
(3) Book amortization period of 10-30 years. Amortized using the accelerated method.
(4) Book amortization period of 3-20 years. Amortized using the straight line method.

(Dollars in Thousands)	Trademark(1)	Non-Compete(2)	Customer Relationships(3)	All Others(4)	Total
Intangible Assets
Balance as of September 30, 2018	$12,987	$1,297	$48,455	$7,980	$70,719
Acquisitions during the period	—	—	—	30	30
Amortization during the period	(257)	(118)	(3,762)	(246)	(4,383)
Balance as of December 31, 2018	$12,730	$1,179	$44,693	$7,764	$66,366

Gross carrying amount	$14,624	$2,480	$82,088	$10,981	$110,173
Accumulated amortization	(1,894)	(1,301)	(27,147)	(2,509)	(32,851)
Accumulated impairment	—	—	(10,248)	(708)	(10,956)
Balance as of December 31, 2018	$12,730	$1,179	$44,693	$7,764	$66,366
(1) Book amortization period of 5-15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 3-5 years. Amortized using the straight line method.
(3) Book amortization period of 10-30 years. Amortized using the accelerated method.
(4) Book amortization period of 3-20 years. Amortized using the straight line method.

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in the remaining nine months of fiscal 2020 and subsequent fiscal years at December 31, 2019 was as follows:

(Dollars in Thousands)
Remaining in 2020	$8,311
2021	8,528
2022	6,402
2023	5,084
2024	4,366
2025	3,809
Thereafter	13,651
Total anticipated intangible amortization	$50,151

The Company tests intangible assets for impairment at least annually or more often if conditions indicate a possible impairment. There were no impairments to intangible assets during the three months ended December 31, 2019 and 2018.

NOTE 10. OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease ROU assets, included in other assets, were $26.3 million at December 31, 2019.

Operating lease liabilities, included in accrued expenses and other liabilities, were $27.7 million at December 31, 2019.

Undiscounted future minimum operating lease payments and a reconciliation to the amount recorded as operating lease liabilities were as follows:

(Dollars in Thousands)	At December 31, 2019
2020	$2,657
2021	3,448
2022	3,131
2023	2,442
2024	2,443
Thereafter	18,241
Total undiscounted future minimum lease payments	32,362
Discount	(4,636)
Total operating lease liabilities	$27,726

The weighted-average discount rate and remaining lease term for operating leases were as follows:

At December 31, 2019
Weighted-average discount rate	2.40%
Weighted-average remaining lease term (years)	12.24

The components of total lease costs for operating leases, included in occupancy and equipment noninterest expense, were as follows:

(Dollars in Thousands)	Three Months Ended December 31, 2019
Lease expense	$744
Short-term and variable lease cost	178
Sublease income	(189)
Total lease cost for operating leases	$733

NOTE 11. STOCKHOLDERS' EQUITY
Repurchase of Common Stock
During the quarter ended December 31, 2019, the Company repurchased 899,371 of its shares, at an average price of $34.17. This exhausted the remaining 319,228 shares that were available for repurchase by the Company at the beginning of fiscal 2020 under the share repurchase program announced during the fiscal 2019 second quarter. In addition, the Company also announced on November 20, 2019, that its Board of Directors authorized a new share repurchase program to repurchase up to an additional 7,500,000 shares of the Company's outstanding common stock. The new authorization is effective November 21, 2019 through December 31, 2022.
For the three months ended December 31, 2019, and 2018, the Company also repurchased 82,971 and 64,628 shares, or $2.7 million and $2.4 million of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

NOTE 12. STOCK COMPENSATION

The Company maintains the Meta Financial Group, Inc. 2002 Omnibus Incentive Plan, as amended and restated (the "2002 Omnibus Incentive Plan"), which, among other things, provides for the awarding of stock options and nonvested restricted shares to certain officers and directors of the Company. Awards are granted by the Compensation Committee of the Board of Directors based on the performance of the award recipients or other relevant factors.

Compensation expense for share-based awards is recorded over the vesting period at the fair value of the award at the time of the grant. The exercise price of options or fair value of nonvested (restricted) shares granted under the Company’s incentive plan is equal to the fair market value of the underlying stock at the grant date. The Company has elected, with the adoption of ASU 2016-09, to record forfeitures as they occur.

The following tables show the activity of options and nonvested restricted shares granted, exercised, or forfeited under the 2002 Omnibus Incentive Plan for the three months ended December 31, 2019:

(Dollars in Thousands, Except Per Share Data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Options outstanding, September 30, 2019	59,835	$8.06	1.54	$1,469
Granted	—	—	—	—
Exercised	(15,030)	7.85	1.33	367
Forfeited or expired	—	—	—	—
Options outstanding, December 31, 2019	44,805	$8.14	1.27	$1,271

Options exercisable, December 31, 2019	44,805	$8.14	1.27	$1,271

(Dollars in Thousands, Except Per Share Data)	Number of Shares	Weighted Average Fair Value at Grant
Nonvested shares outstanding, September 30, 2019	926,122	$29.54
Granted	154,422	32.82
Vested	(230,067)	29.47
Forfeited or expired	(3,817)	32.96
Nonvested shares outstanding, December 31, 2019	846,660	$30.14

At December 31, 2019, stock-based compensation expense not yet recognized in income totaled $13.3 million, which is expected to be recognized over a weighted average remaining period of 2.61 years.

NOTE 13. INCOME TAXES

The Company recorded an income tax expense of $0.7 million for the three months ended December 31, 2019, resulting in an effective tax rate of 2.97%, compared to an income tax benefit of $1.7 million, or an effective tax rate of (11.56%), for the three months ended December 31, 2018. The Company’s effective tax rate was lower than the U.S. statutory rate of 21% primarily because of the anticipated effect of investment tax credits during fiscal year 2019. The Company’s effective tax rate in the future will depend in part on actual investment tax credits earned as part of its financing of solar energy projects.

The table below compares the income tax expense components for the periods presented.

Three Months Ended December 31,	2019	2018
(Dollars in Thousands)
Provision at statutory rate	$4,567	$3,072
Tax-exempt income	(294)	(1,201)
State income taxes	1,090	701
Interim period effective rate adjustment	860	5,263
Tax credit investments, net - federal	(4,800)	(9,568)
Research tax credit	(1,709)	—
IRC 162(m) nondeductible compensation	838	—
Other, net	128	42
Income tax expense (benefit)	$680	$(1,691)
Effective tax rate	2.97%	(11.56)%

NOTE 14. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank makes various commitments to extend credit that are not reflected in the accompanying Condensed Consolidated Financial Statements as described below.

At December 31, 2019 and September 30, 2019, unfunded loan commitments approximated $1.04 billion and $978.1 million, respectively, excluding undisbursed portions of loans in process. Commitments, which are disbursed subject to certain limitations, extend over various periods of time. Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract.

The Company had no commitments to purchase securities at December 31, 2019 or September 30, 2019. The Company had no commitments to sell securities at December 31, 2019 or September 30, 2019.

The exposure to credit loss in the event of non-performance by other parties to financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policies and collateral requirements are used in making commitments and conditional obligations as are used for on-balance-sheet instruments. At December 31, 2019 and at September 30, 2019, the Company had an allowance for credit losses on off-balance sheet credit exposures of $0.1 million. This amount is maintained as a separate liability account within other liabilities.

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

NOTE 15. REVENUE FROM CONTRACTS WITH CUSTOMERS

Topic 606 applies to all contracts with customers unless such revenue is specifically addressed under existing guidance. The table below presents the Company’s revenue by operating segment. For additional descriptions of the Company’s operating segments, including additional financial information and the underlying management accounting process, see Note 16. Segment Reporting to the Condensed Consolidated Financial Statements.

(Dollars in Thousands)	Consumer		Commercial		Corporate Services/Other		Consolidated Company
Three Months Ended December 31,	2019	2018	2019	2018	2019	2018	2019	2018
Net interest income(1)	$20,012	$13,674	$39,736	$35,951	$4,903	$10,647	$64,651	$60,272
Noninterest income:
Refund transfer product fees	192	261	—	—	—	—	192	261
Tax advance product fees(1)	2,276	1,685	—	—	—	—	2,276	1,685
Payment card and deposit fees	21,499	20,807	—	—	—	—	21,499	20,807
Other bank and deposit fees	—	—	278	293	209	189	487	482
Rental income(1)	4	—	11,034	10,890	1,313	—	12,351	10,890
Loss on sale of securities available-for-sale, net(1)	—	—	—	—	—	(22)	—	(22)
Gain (loss) on other(1)	240	—	2,339	1,225	(5,147)	41	(2,568)	1,266
Other income(1)	553	138	1,329	1,524	1,364	720	3,246	2,382
Total noninterest income (expense)	24,764	22,891	14,980	13,932	(2,261)	928	37,483	37,751
Revenue	$44,776	$36,565	$54,716	$49,883	$2,642	$11,575	$102,134	$98,023
(1) These revenues are not within the scope of Topic 606. Additional details are included in other footnotes to the accompanying financial statements. The scope of Topic 606 explicitly excludes net interest income as well as many other revenues for financial assets and liabilities, including loans, leases, and securities.

Following is a discussion of key revenues within the scope of Topic 606. The Company provides services to customers that have related performance obligations that must be completed to recognize revenue. Revenues are generally recognized immediately upon the completion of the service or over time as services are performed. Any services performed over time generally require that the Company renders services each period; therefore, the Company measures progress in completing these services based upon the passage of time. Revenue from contracts with customers did not generate significant contract assets and liabilities.

Refund Transfer Product Fees
Refund transfer fees are specific to the tax products offered by Refund Advantage and EPS. These fees are for products, services such as payment processing, and product referral commissions. Software partner fees paid and/or incurred are recorded on a net basis. The Company’s obligation for product fees and commissions is satisfied at the time of the product delivery and obligation for payment processing is satisfied at the time of processing. The transaction price for such activity is based upon stand-alone fees within the terms and conditions. As of December 31, 2019 and September 30, 2019, there were no receivables related to refund transfer fees, which reflect earned revenue with unconditional rights to payment for product fee income. All refund transfer fees are recorded within the Consumer reporting segment.

Card Fees
Card fees relate to MPS, Community Bank, Refund Advantage and EPS products. These fees are for products and services such as card activation, product support, processing, and servicing. The Company earns these fees based upon the underlying terms and conditions with each cardholder over the contract term. Agreements with the Company’s cardholders are considered daily service contracts as they are not fixed in duration. The Company’s obligation for card activation and product support fees is satisfied at the time of product delivery, while the obligation for processing and servicing is satisfied over the course of each month. The transaction price for such activity is based upon the stand-alone fees within the terms and conditions of the cardholder agreements. Card fee revenue also includes income from sponsorships, associations and networks, and interchange income. Sponsorship income relates to fees charged to the Company’s ATM sponsorship partners, where the obligation is satisfied over the course of each month. Association and network income reflect incentives, performance bonuses and rebates with MasterCard and Visa. The obligation for such income is satisfied at the time when certain thresholds of transaction volume have been met. Interchange income is generated by cardholder activity, and therefore the Company’s obligations are satisfied as activity occurs. The transaction price for such activity is based on underlying rates and activity thresholds within the terms and conditions of the applicable agreements. Card fee revenue also includes breakage revenue. Breakage represents the estimated amount that will not be redeemed by the holder of unregistered, unused prepaid cards for goods or services. Breakage revenue is recognized ratably over the expected customer usage period and is an estimate based on cardholder behavior and breakage rates. Breakage is also impacted by escheatment laws. Card fees are recorded within both the Consumer and Commercial reporting segments, the substantial majority of which is derived from the Company's payments divisions and reported in payments card and deposit fees. Card fees related to the Community Bank are reported within other bank and deposit fees.

Bank and Deposit Fees
Fees are earned on depository accounts for commercial and consumer customers and include fees for account services, overdraft services, safety deposit box rentals, and event-driven services (i.e. returned checks, ATM surcharge, card replacement, wire transfers, and stop pays). The Company’s obligation for event-driven services is satisfied at the time of the event when the service is delivered, while its obligation for account services is satisfied over the course of each month. The Company’s obligation for overdraft services is satisfied at the time of overdraft. The transaction price for such activity is based upon stand-alone fees within the terms and conditions of the deposit agreements. Bank and deposit fees are recorded within both the Consumer and Commercial reporting segments, the majority of which are derived from the Company's payments divisions. Bank and deposit fees related to the Community Bank are reported within other bank and deposit fees.

Principal vs Agent
The Consumer reporting segment includes principal/agent relationships. Within this segment, MPS relationships are recorded on a gross basis within the Consolidated Statements of Operations, as Meta is the principal in the contract, with the exception of association/network contracts and partner/processor contracts for prepaid cards, which are recorded on a net basis within the Consolidated Statements of Operations as Meta is the agent in these contracts. Also within this segment, Tax Service relationships are recorded on a gross basis within the Consolidated Statements of Operations, as Meta is the principal in the contract, with the exception of contracts with software providers and merchants, which are recorded on a net basis within the Consolidated Statements of Operations as Meta is the agent in these contracts.

NOTE 16. SEGMENT REPORTING

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met.

In the Annual Report on Form 10-K for the year ended September 30, 2019, the Company reported its results of operations through three business segments: Payments, Banking, and Corporate Services/Other. Beginning October 1, 2019, segments are now aligned with the new management operating structure implemented by the Company for fiscal year 2020. The Company accordingly has changed its basis of presentation for segments, and following such change, reports its results of operations through the following three business segments: Consumer, Commercial, and Corporate Services/Other. The Meta Payment Systems and Tax Services divisions, formally reported in the Payments segment, are now included in the Consumer segment. The Warehouse Finance, Consumer Credit Products and ClearBalance business lines, previously reported in the Banking segment, are now included in the Consumer segment. The Crestmark and AFS divisions, formally reported in the Banking segment, are now included in the Commercial segment. The Community Bank division and Student Loan lending portfolio, previously reported in the Banking segment, are now included in the Corporate Services/Other segment. The Corporate Services/Other segment also includes certain shared services as well as treasury related functions such as the investment portfolio, wholesale deposits and borrowings. Prior periods have been reclassified to conform to the current period presentation. The Company does not report indirect general and administrative expenses in the Consumer and Commercial segments.

The following tables present segment data for the Company for the three months ended December 31, 2019 and 2018, respectively.

(Dollars in Thousands)	Consumer	Commercial	Corporate Services/Other	Total
Three Months Ended December 31, 2019
Net interest income	$20,012	$39,736	$4,903	$64,651
Provision (recovery) for loan and lease losses	980	3,701	(1,274)	3,407
Noninterest income (loss)	24,764	14,980	(2,261)	37,483
Noninterest expense	16,783	26,726	32,289	75,798
Income (loss) before income tax expense (benefit)	27,013	24,289	(28,373)	22,929

Total assets	720,873	2,494,253	2,965,800	6,180,926
Total goodwill	87,145	222,360	—	309,505
Total deposits(1)	2,999,184	13,855	1,793,541	4,806,580
(1) Total deposits includes deposits held for sale at December 31, 2019.

(Dollars in Thousands)	Consumer	Commercial	Corporate Services/Other	Total
Three Months Ended December 31, 2018
Net interest income	$13,674	$35,951	$10,647	$60,272
Provision for loan and lease losses	1,973	3,854	3,272	9,099
Noninterest income	22,891	13,932	928	37,751
Noninterest expense	18,129	29,552	26,614	74,295
Income (loss) before income tax expense (benefit)	16,463	16,477	(18,311)	14,629

Total assets	612,999	2,074,250	3,495,516	6,182,765
Total goodwill	87,145	216,125	—	303,270
Total deposits	2,763,948	7,177	2,165,322	4,936,447

NOTE 17. FAIR VALUES OF FINANCIAL INSTRUMENTS

Accounting Standards Codification ("ASC") 820, Fair Value Measurements defines fair value, establishes a framework for measuring the fair value of assets and liabilities using a hierarchy system and requires disclosures about fair value measurement. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.

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

There were no transfers between levels of the fair value hierarchy at December 31, 2019 or September 30, 2019.

Available for Sale and Held to Maturity Debt Securities. Debt securities available for sale are recorded at fair value on a recurring basis and debt securities held to maturity are carried at amortized cost.

The fair values of available for sale debt securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs), or valuation based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model‑based valuation techniques for which significant assumptions are observable in the market (Level 2 inputs). The Company considers these valuations supplied by a third-party provider, which utilizes several sources for valuing fixed-income securities. These sources include Interactive Data Corporation, Reuters, Standard and Poor’s, Bloomberg Financial Markets, Street Software Technology and the third‑party provider’s own matrix and desk pricing. The Company, no less than annually, reviews the third-party provider’s methods and source’s methodology for reasonableness and to ensure an understanding of inputs utilized in determining fair value. Sources utilized by the third-party provider include but are not limited to pricing models that vary based on asset class and include available trade, bid, and other market information. This methodology includes but is not limited to broker quotes, proprietary models, descriptive terms and conditions databases, as well as extensive quality control programs. Monthly, the Company receives and compares prices provided by multiple securities dealers and pricing providers to validate the accuracy and reasonableness of prices received from the third-party provider. On a monthly basis, our Investment Committee reviews mark-to-market changes in the securities portfolio for reasonableness.

Equity Securities. Marketable equity securities and certain non-marketable equity securities are recorded at fair value on a recurring basis. The fair values of marketable equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs).

The following table summarizes the fair values of debt securities available for sale and equity securities at December 31, 2019 and September 30, 2019, as they are measured at fair value on a recurring basis.

	Fair Value At December 31, 2019
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Debt securities AFS
SBA securities	$180,920	$—	$180,920	$—
Obligations of states and political subdivisions	874	—	874	—
Non-bank qualified obligations of states and political subdivisions	373,989	—	373,989	—
Asset-backed securities	296,820	—	296,820	—
Mortgage-backed securities	362,120	—	362,120	—
Total debt securities AFS	$1,214,723	$—	$1,214,723	$—
Common equities and mutual funds(1)	$2,947	$2,947	$—	$—
Non-marketable equity securities(2)	$2,640	$—	$—	$—
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at December 31, 2019 and September 30, 2019.
(2) Consists of certain non-marketable equity securities that are measured at fair value using net asset value ("NAV") per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

	Fair Value At September 30, 2019
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Debt securities AFS
SBA securities	$185,982	$—	$185,982	$—
Obligations of states and political subdivisions	874	—	874	—
Non-bank qualified obligations of states and political subdivisions	400,557	—	400,557	—
Asset-backed securities	302,534	—	302,534	—
Mortgage-backed securities	382,546	—	382,546	—
Total debt securities AFS	$1,272,493	$—	$1,272,493	$—
Common equities and mutual funds(1)	$2,606	$2,606	$—	$—
Non-marketable equity securities(2)	$1,669	$—	$—	$—

(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at December 31, 2019 and September 30, 2019.
(2) Consists of certain non-marketable equity securities that are measured at fair value using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

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

Loans and Leases.  The Company does not record loans and leases at fair value on a recurring basis. However, if a loan or lease is considered impaired, an allowance for loan and lease losses is established. Once a loan or lease is identified as individually impaired, management measures impairment in accordance with ASC 310, Receivables. See Note 5. Loans and Leases, Net for further information.

The following table summarizes the assets of the Company that are measured at fair value in the Condensed Consolidated Statements of Financial Condition on a non-recurring basis as of December 31, 2019 and September 30, 2019.

	Fair Value At December 31, 2019
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired loans and leases, net
Commercial finance	$13,017	$—	$—	$13,017
Total National Lending	13,017	—	—	13,017
Total impaired loans and leases, net	13,017	—	—	13,017
Foreclosed assets, net	1,328	—	—	1,328
Total	$14,345	$—	$—	$14,345

	Fair Value At September 30, 2019
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired loans and leases, net
Commercial finance	$8,707	$—	$—	$8,707
Total National Lending	8,707	—	—	8,707
Total impaired loans and leases, net	8,707	—	—	8,707
Foreclosed assets, net	29,494	—	—	29,494
Total	$38,201	$—	$—	$38,201

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at December 31, 2019	Fair Value at September 30, 2019	Valuation Technique	Unobservable Input	Range of Inputs
Impaired loans and leases, net	$13,017	8,707	Market approach	Appraised values(1)	4.00 - 10.00%
Foreclosed assets, net	$1,328	29,494	Market approach	Appraised values(1)	4.00 - 30.00%
(1) The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimating selling costs and other inputs in a range of 4% to 30%.

The following tables disclose the Company’s estimated fair value amounts of its financial instruments at the dates set forth below. It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of December 31, 2019 and September 30, 2019, as more fully described below. The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value. Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at December 31, 2019 and September 30, 2019.

	December 31, 2019
(Dollars in Thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$152,189	$152,189	$152,189	$—	$—
Debt securities available for sale	1,214,723	1,214,723	—	1,214,723	—
Debt securities held to maturity	123,117	121,899	—	121,899	—
Common equities and mutual funds(1)	2,947	2,947	2,947	—	—
Non-marketable equity securities(1)(2)	12,140	12,140	—	9,500	—
Loans held for sale	264,266	264,266	—	264,266	—
Loans and leases receivable	3,583,297	3,557,579	—	—	3,557,579
Federal Home Loan Bank stock	13,796	13,796	—	13,796	—
Accrued interest receivable	18,687	18,687	18,687	—	—

Financial liabilities
Deposits held for sale	288,975	288,975	—	288,975	—
Deposits	4,517,605	4,527,377	3,290,280	1,237,096	—
Overnight federal funds purchased	194,000	194,000	194,000	—	—
Federal Home Loan Bank advances	110,000	110,733	—	110,733	—
Other short- and long-term borrowings	103,070	106,716	—	106,716	—
Accrued interest payable	6,620	6,620	6,620	—	—
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at December 31, 2019 and September 30, 2019.
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

(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at December 31, 2019 and September 30, 2019.
(2) Includes certain non-marketable equity securities that are measured at fair value using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at December 31, 2019 and September 30, 2019.

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

LOANS AND LEASES, NET
The fair values of loans and leases were estimated using an exit price methodology. The exit price estimation of fair value is based on the present value of expected cash flows, which are based on the contractual terms of the loans, adjusted for prepayments and a discount rate based on the relative risk of the cash flows. Other considerations include the loan type, remaining life of the loan and credit risk.

FEDERAL HOME LOAN BANK (“FHLB”) STOCK
The fair value of FHLB stock is assumed to approximate book value since the Company is only able to redeem this stock at par value.

ACCRUED INTEREST RECEIVABLE
The carrying amount of accrued interest receivable is assumed to approximate the fair value.

DEPOSITS HELD FOR SALE
The carrying amount of deposits held for sale is assumed to approximate the fair value.

DEPOSITS
The carrying values of noninterest-bearing checking deposits, interest-bearing checking deposits, savings, money markets, and wholesale non-maturing deposits are assumed to approximate fair value since deposits are immediately withdrawable without penalty. The fair value of time certificate deposits and wholesale certificate deposits are estimated using a discounted cash flows calculation that applies the FHLB Des Moines curve to aggregated expected maturities of time deposits. In accordance with Subtopic 825-10, Financial Instruments, no value has been assigned to the Company’s long-term relationships with its deposit customers (core value of deposits intangible) as such intangibles are not financial instruments as defined under Subtopic 825-10.

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

NOTE 18. SUBSEQUENT EVENTS

Management has evaluated subsequent events that occurred after December 31, 2019. During this period, up to the filing date, management did not identify any material subsequent events that would require recognition or disclosure in our Condensed Consolidated Financial Statements as of or for the quarter ended December 31, 2019.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

META FINANCIAL GROUP, INC®.
AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Meta Financial Group, Inc.® ("Meta" or "the Company" or "us") and its wholly-owned subsidiary, MetaBank® ("MetaBank" or "the Bank") may from time to time make written or oral “forward-looking statements,” including statements contained in this Quarterly Report on Form 10-Q, the Company’s other filings with the Securities and Exchange Commission (the "SEC"), the Company’s reports to stockholders, and other communications by the Company and MetaBank, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” or the negative of those terms, or other words of similar meaning or similar expressions. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements are based on information currently available to us and assumptions about future events, and include statements with respect to the Company’s beliefs, expectations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such risks, uncertainties and other factors may cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Such statements address, among others, the following subjects: future operating results; customer retention; loan and other product demand; important components of the Company's statements of financial condition and operations; growth and expansion; expectations concerning the Company's acquisitions and divestitures, including potential benefits of, and other expectations for the Company in connection with, such transactions; new products and services, such as those offered by MetaBank or the Company's Payments divisions (which include Meta Payment Systems, Refund Advantage, EPS Financial and Specialty Consumer Services); credit quality and adequacy of reserves; technology; and the Company's employees. The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: maintaining our executive management team; expected growth opportunities may not be realized or may take longer to realize than expected; the risk that the transaction with Central Bank may not occur on a timely basis or at all; the parties ability to obtain third party and regulatory approvals, and otherwise satisfy the other conditions to closing the transaction with Central Bank, on a timely basis or at all; factors relating to the Company’s share repurchase program; actual changes in interest rates and the Fed Funds rate; additional changes in tax laws; the strength of the United States' economy, in general, and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), as well as efforts of the United States Congress and the United States Treasury in conjunction with bank regulatory agencies to stimulate the economy and protect the financial system; inflation, market, and monetary fluctuations; the timely and efficient development of, and acceptance of, new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third parties, including, in connection with the Company’s refund advance business, the risk of reduced volume of refund advance loans as a result of reduced customer demand for or acceptance of usage of Meta’s strategic partners’ refund advance products; any actions which may be initiated by our regulators in the future; the impact of changes in financial services laws and regulations, including, but not limited to, laws and regulations relating to the tax refund industry and the insurance premium finance industry; our relationship with our primary regulators, the Office of the Comptroller of the Currency and the Federal Reserve, as well as the Federal Deposit Insurance Corporation, which insures MetaBank’s deposit accounts up to applicable limits; technological changes, including, but not limited to, the protection of electronic files or databases; acquisitions; litigation risk, in general, including, but not limited to, those risks involving MetaBank's divisions; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by MetaBank of its status as a well-capitalized institution, particularly in light of our growing deposit base, a portion of which has been characterized as “brokered;” changes in consumer spending and saving habits; and the success of the Company at maintaining its high quality asset level and managing and collecting assets of borrowers in default should problem assets increase.

The foregoing list of factors is not exclusive. We caution you not to place undue reliance on these forward-looking statements. The forward-looking statements included in this Quarterly Report speak only as of the date hereof. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in its entirety by the cautionary statements contained or referred to in this section. Additional discussions of factors affecting the Company’s business and prospects are reflected under the caption “Risk Factors” and in other sections of the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended September 30, 2019, and in other filings made with the SEC. The Company expressly disclaims any intent or obligation to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company or its subsidiaries, whether as a result of new information, changed circumstances, or future events or for any other reason.

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

The following discussion focuses on the consolidated financial condition of the Company at December 31, 2019, compared to September 30, 2019, and the consolidated results of operations for the three months ended December 31, 2019 and 2018. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2019 and the related management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

EXECUTIVE SUMMARY

The Company recorded net income of $21.1 million, or $0.56 per diluted share, for the quarter ended December 31, 2019, comparing favorably to net income of $15.4 million, or $0.39 per diluted share, that was recorded for the fiscal 2019 first quarter. Total revenue for the fiscal 2020 first quarter was $102.1 million, compared to $98.0 million for the same quarter in fiscal 2019, an increase of 4%. The improvement in revenue and net income was driven primarily by the Company's improved earning asset mix and growth in its core deposit base.

Growth in loan and lease balances, along with the continued optimization of the earning asset mix of the balance sheet, during the first quarter of fiscal year 2020 led to net interest income of $64.7 million, net interest margin ("NIM") of 4.94% and net interest margin, tax-equivalent ("NIM, TE") of 4.99%. The Company's average gross loans and leases increased by $614.8 million, or 20%, while average noninterest-bearing deposits increased by $242.9 million, or 10%, when compared to the same period in fiscal 2019. Average deposits from the payments divisions increased nearly 12% to $2.78 billion when compared to the same period in fiscal 2019. Management anticipates that NIM will continue to expand as the Company continues to grow and optimize the loan and lease portfolio, along with leveraging growth from its payments divisions' core deposits. Overall, the Company's cost of funds averaged 1.01% during the fiscal 2020 first quarter, compared to 1.14% during the prior year period.

Noninterest income for the quarter ended December 31, 2019 was $37.5 million, compared to $37.8 million for the same period of the prior year. This decrease was primarily due to a $2.6 million loss on sale of other during the fiscal 2020 first quarter. Additionally, increases in rental income, other income, payments card and deposit fees, and tax advance product fees partially offset the loss on sale of other when comparing the fiscal 2020 first quarter to the same period of the prior year. For the quarter ended December 31, 2019, noninterest expense was $75.8 million. The increase in noninterest expense over the prior year fiscal first quarter was driven by increases in compensation and benefits expense, other expense, legal and consulting expense, tax advance product expense and operating lease equipment depreciation, partially offset by decreases in intangible amortization and card processing expense.

On November 20, 2019, the Company announced that MetaBank entered into a definitive agreement with Central Bank, a state-chartered bank headquartered in Storm Lake, Iowa, for the sale of the Community Bank division. The sale would include substantially all of the Community Bank's deposits, branch locations, fixed assets and employees and a portion of the Community Bank’s loan portfolio. The final loan and deposit balances to be included in the transaction will depend on the outstanding balance of the Community Bank deposits at the time of closing. As of December 31, 2019, the Community Bank deposits were approximately $290 million. The final loan balances to be included in the transaction are expected to approximately match the final Community Bank deposit amount. The closing of the transaction is subject to the satisfaction or waiver of certain conditions, the receipt of third party and regulatory approval and satisfaction of customary closing conditions. The transaction is expected to close in the 2020 fiscal second quarter.

In connection with MetaBank's entry into the agreement with Central Bank, the Company reclassified the assets and liabilities to be sold to Central Bank as held for sale. In connection with the reclassification of the loans being sold in the Central Bank transaction to held for sale, the Company recorded a reduction to the provision for loan and lease losses within the community bank portfolio of $1.8 million during the fiscal first quarter. The remaining Community Bank loans not proposed to be sold to Central Bank would be retained by the Company under a servicing agreement with Central Bank. Also during the fiscal 2020 first quarter, the Company recognized the following pre-tax expenses related to the Community Bank transaction: $0.6 million in legal and consulting expense and $0.3 million in compensation and benefits expense and other miscellaneous income and expense.

During the quarter ended December 31, 2019, the Company also disposed of assets related to a previously disclosed Community Bank agricultural relationship that were held in other real estate owned (“OREO”), which represented 46 basis points of non-performing assets as of September 30, 2019. As part of this disposition, the Company recognized a $5.0 million loss from the sale of foreclosed property during the quarter ended December 31, 2019, which is included in the "(Loss) gain on sale of other" line on the Consolidated Statements of Operations. The Company also recognized $1.1 million in deferred rental income and $0.2 million in OREO expenses related to these foreclosed properties.

The Company's nonperforming assets at December 31, 2019, were $29.8 million, representing 0.48% of total assets, compared to $56.5 million, or 0.91% of total assets at September 30, 2019. The decrease in nonperforming assets was primarily driven by the previously mentioned reduction in foreclosed and repossessed assets.

During the quarter ended December 31, 2019, the Company repurchased 899,371 of its shares, at an average price of $34.17. This exhausted the remaining 319,228 shares that were available for repurchase by the Company at the beginning of fiscal 2020 under the share repurchase program announced during the fiscal 2019 second quarter. In addition, the Company also announced on November 20, 2019, that its Board of Directors authorized a new share repurchase program to repurchase up to an additional 7,500,000 shares of the Company's outstanding common stock. The new authorization is effective from November 21, 2019 through December 31, 2022.

FINANCIAL CONDITION
At December 31, 2019, the Company’s total assets decreased by $2.0 million to $6.18 billion compared to September 30, 2019, primarily due to a decrease in the investment portfolio, while partially being offset by an increase in total loans and leases.

Total cash and cash equivalents was $152.2 million at December 31, 2019, an increase of 20%, from $126.5 million at September 30, 2019. The Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the Federal Reserve Bank. At December 31, 2019, the Company did not have any federal funds sold.

The total investment portfolio decreased $69.4 million, or 5%, to $1.34 billion at December 31, 2019, compared to $1.41 billion at September 30, 2019, as maturities, sales, and principal pay downs exceeded purchases. The Company’s portfolio of securities customarily consists primarily of MBS, which have expected lives much shorter than the stated final maturity, non-bank qualified obligations of states and political subdivisions (“NBQ”), which mature in approximately 15 years or less, and other tax exempt municipal mortgage related pass through securities which have average lives much shorter than their stated final maturities. All MBS held by the Company at December 31, 2019 were issued by a U.S. Government agency or instrumentality. Of the total MBS at December 31, 2019, $362.1 million, at fair value, were classified as available for sale, and $6.8 million, at cost, were classified as held to maturity. Of the total investment securities at December 31, 2019, $852.6 million, at fair value, were classified as available for sale and $116.3 million, at cost, were classified as held to maturity. During the three-month period ended December 31, 2019, the Company did not purchase any investment securities.

Loans held for sale at December 31, 2019 totaled $264.3 million, increasing from $148.8 million at September 30, 2019. This increase was primarily driven by the transfer of $251.9 million of community banking loans to held for sale and $16.2 million of SBA/USDA loans and consumer credit product loans originated into held for sale. See Note 3 to the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q for further discussion related to the community banking loans transferred to held for sale. The Company sold held for sale loans resulting in proceeds of $143.0 million during the fiscal year 2020 first quarter, which was primarily comprised of $111.7 million of consumer credit product loans sold.

The Company’s portfolio of gross loans and leases decreased by $68.1 million, or 2%, to $3.58 billion at December 31, 2019, from $3.65 billion at September 30, 2019. The decrease was primarily driven by the transfer of community banking loans to held for sale, partially offset by an increase in national lending loans and leases.

National Lending loans and leases increased $189.9 million, or 8% to $2.64 billion at December 31, 2019 compared to September 30, 2019. Within the National Lending portfolios, tax services loans increased $99.5 million, commercial finance loans and leases increased $78.4 million, warehouse finance portfolio increased $9.6 million, consumer finance portfolio increased $2.4 million at December 31, 2019 compared to September 30, 2019. During the first quarter of fiscal 2020 the Company began originating taxpayer advances and ERO loans in preparation of the 2019 tax season, which led to the increase in tax services loans compared to September 30, 2019.

Community Banking loans decreased $258.1 million, or 21%, at December 31, 2019 compared to September 30, 2019, primarily due to the aforementioned transfer of loans to held for sale. See Note 5 to the “Notes to Condensed Consolidated Financial Statements”of this Quarterly Report on Form 10-Q.

Through the Bank, the Company owns stock in the FHLB due to the Bank’s membership and participation in this banking system. The FHLB requires a level of stock investment based on a pre-determined formula. The Company’s investment in such stock decreased $17.1 million, or 55%, to $13.8 million at December 31, 2019, from $30.9 million at September 30, 2019. The decrease in FHLB stock directly correlates with lower short-term borrowings balances at December 31, 2019 compared to September 30, 2019.

Total end-of-period deposits increased $180.6 million, or 4%, at December 31, 2019 to $4.52 billion as compared to September 30, 2019, primarily related to increases of $570.0 million in noninterest-bearing deposits, partially offset by decreases of $118.4 million in wholesale deposits, $118.1 million in interest-bearing checking deposits, $85.8 million in certificates of deposit, $34.6 million in money market deposits, and $32.3 million in savings deposits. The decrease in interest-bearing deposits, certificate of deposits, money market deposits and savings deposits was related to the transfer of $286.6 million of deposits to held for sale during the fiscal 2020 first quarter. See Note 3 to the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

The average balance of total deposits and interest-bearing liabilities was $5.13 billion for the three-month period ended December 31, 2019, compared to $5.10 billion for the same period of the prior fiscal year. The average balance of noninterest-bearing deposits for the three-month period ended December 31, 2019 increased by $242.9 million, or 10%, to $2.73 billion compared to the same period in the prior year.

The Company's total borrowings decreased $454.8 million, or 53%, from $861.9 million at September 30, 2019 to $407.1 million at December 31, 2019, primarily due to a decrease in short-term borrowings. The Company’s short-term borrowings fluctuate on a daily basis due to the nature of a portion of its noninterest-bearing deposit base, primarily related to payroll processing timing with a higher volume of short-term borrowings on Monday and Tuesday, which are typically paid down throughout the week. This predictable fluctuation may be augmented near a month-end by a prefunding of certain programs. The Company also has an available no-fee line of credit with JP Morgan of $25.0 million with no funds advanced at December 31, 2019.

At December 31, 2019, the Company’s stockholders’ equity totaled $837.1 million, a decrease of $6.9 million, from $844.0 million at September 30, 2019. The decrease was primarily attributable to a reduction in retained earnings related to activity from the Company's share repurchase programs, offset in part by an increase in additional paid-in capital. At December 31, 2019, the Bank continued to exceed all regulatory requirements for classification as a well‑capitalized institution. See “Liquidity and Capital Resources” for further information.

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

The Company believes that the level of allowance for loan and lease losses at December 31, 2019 was appropriate and reflected probable losses related to these loans and leases; however, there can be no assurance that all loans and leases will be fully collectible or that the present level of the allowance will be adequate in the future. See “Allowance for Loan and Lease Losses” below.

The table below sets forth the amounts and categories of non-performing assets in the Company’s portfolio as of the dates set forth below. Foreclosed assets include assets acquired in settlement of loans.

	Non-Performing Assets As Of
(Dollars in thousands)	December 31, 2019	September 30, 2019
Non-performing loans and leases
Non-accruing loans and leases:
Term lending	$12,372	$12,146
Asset based lending	583	—
Factoring	205	1,669
Lease financing	729	308
SBA/USDA	2,704	255
Commercial finance	16,593	14,378
Total National Lending	16,593	14,378
Consumer one-to-four family real estate and other	9	44
Total Community Banking	9	44
Total	16,602	14,422

Accruing loans and leases delinquent 90 days or more:
Held for sale loans	—	964

Term lending	1,316	2,241
Lease financing	1,286	1,530
Insurance premium finance	3,131	3,807
Commercial finance	5,733	7,578
Consumer credit products	318	239
Other consumer finance	1,330	1,078
Consumer finance	1,648	1,317
Tax services	—	2,240
Total National Lending	7,381	11,135
Total	7,381	11,135

Total non-performing loans and leases	23,983	26,521

Other assets
Non-performing operating leases	4,466	457

Foreclosed and repossessed assets:
Commercial finance	1,328	1,372
Agricultural real estate and operating	—	28,122
Total	1,328	29,494

Total other assets	5,794	29,951

Total non-performing assets	$29,777	$56,472
Total as a percentage of total assets	0.48%	0.91%

At December 31, 2019, non-performing loans and leases totaled $24.0 million, representing 0.62% of total loans and leases, compared to $26.5 million, or 0.70% of total loans and leases at September 30, 2019.

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

On the basis of management’s review of its loans, leases, and other assets, at December 31, 2019, the Company had classified $51.1 million of its assets as substandard, $0.3 million as doubtful and none as loss. At September 30, 2019, the Company classified $40.6 million of its assets as substandard, $0.5 million as doubtful and none as loss.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the appropriateness of its allowance for loan and lease losses. The current economic environment continues to show signs of stability in the Bank’s markets. The Bank’s average loss rates over the past three years were low relative to industry averages for such years. The Bank does not believe it is likely that these low loss conditions will continue indefinitely. Each loan and lease segment is evaluated using both historical loss factors as well as other qualitative factors, in order to determine the amount of risk the Company believes exists within that segment.

Management believes that, based on a detailed review of the loan and lease portfolio, historic loan and lease losses, current economic conditions, the size of the loan and lease portfolio and other factors, the level of the allowance for loan and lease losses at December 31, 2019 reflected an appropriate allowance against probable losses from the lending portfolio. Although the Company maintains its allowance for loan and lease losses at a level it considers to be appropriate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan and lease losses will not be required in future periods. In addition, the Company’s determination of the allowance for loan and lease losses is subject to review by the OCC, which can require the establishment of additional general or specific allowances.

At December 31, 2019, the Company had established an allowance for loan and lease losses totaling $30.2 million, compared to $29.1 million at September 30, 2019. The increase in the Company's allowance for loan and lease losses was driven primarily by increases in the allowance of $1.6 million in tax service loans and $1.3 million in commercial finance, partially offset by a decrease of $1.8 million in the community banking portfolio, which was related to the transfer of loans to held for sale in connection with the pending sale of the Community Bank division.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within these financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Management has identified its critical accounting policies, which are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations, and include those for the allowance for loan and lease losses, goodwill and identifiable intangible assets. These policies involve complex and subjective decisions and assessments. Some of these estimates may be uncertain at the time they are made, could change from period to period, and could have a material impact on the financial statements. A discussion of the Company’s critical accounting policies and estimates can be found in the Company's Annual Report on Form 10-K for the year ended September 30, 2019. There were no significant changes to these critical accounting policies and estimates during the first three months of fiscal year 2019.

RESULTS OF OPERATIONS

General. The Company recorded net income of $21.1 million, or $0.56 per diluted share, for the three months ended December 31, 2019, compared to net income of $15.4 million, or $0.39 per diluted share, for the three months ended December 31, 2018. Total revenue for the fiscal 2020 first quarter was $102.1 million, compared to $98.0 million for the same quarter in fiscal 2019, an increase of 4%. The increase in net income and revenue was primarily due to the improvement in net interest income, attributable to an enhanced interest-earning asset mix.

Net interest income for the fiscal 2020 first quarter increased by $4.4 million, or 7%, to $64.7 million from $60.3 million for the same quarter in fiscal 2019, primarily due to growth in loan and lease balances within the Company's commercial and warehouse finance portfolios. The quarterly average outstanding balance of loans and leases as a percentage of interest-earning assets for the quarter ended December 31, 2019 increased to 72%, from 60% for the quarter ended December 31, 2018, while the quarterly average balance of total investments as a percentage of interest-earning assets decreased to 26% from 39% over that same period.

Net interest margin was 4.94% in the fiscal 2020 first quarter, an increase of 34 basis points from 4.60% in the fiscal 2019 first quarter. NIM,TE was 4.99% in the fiscal 2020 first quarter, an increase of 23 basis points from 4.76% in the fiscal 2019 first quarter. The increases in NIM and NIM, TE in the fiscal 2020 first quarter, compared to the same period of the prior year, were primarily attributable to higher net loan and lease yields attained through the commercial finance portfolio.

The overall reported tax equivalent yield (“TEY”) on average earning assets increased by nine basis points to 5.98% when comparing the fiscal 2020 first quarter to the same period of the prior fiscal year. The improvement was driven primarily by the Company's improved earning asset mix, which reflects increased balances in the National Lending portfolio. The fiscal 2020 first quarter TEY on the securities portfolio decreased by 48 basis points to 2.65% compared to the same period of the prior year TEY of 3.13%, primarily due to a lower interest rate environment during the current period compared to the prior year period.

The Company’s average interest-earning assets for the fiscal 2020 first quarter increased by $10.0 million to $5.20 billion, from the comparable quarter in 2019. The increase was primarily attributable to growth in the Company's average loan and lease portfolio of $614.8 million, of which $576.8 million was related to an increase in National Lending loans and leases and $38.0 million was related to Community Banking loans. This increase was partially offset by a decrease in total investment securities of $659.1 million, which decreased as the Company continued to utilize sales of securities and cash flow from its amortizing securities portfolio to fund loan growth.

The Company’s average balance of total deposits and interest-bearing liabilities was $5.13 billion for the three-month period ended December 31, 2019, compared to $5.10 billion for the same period in the prior year, representing an increase of 1%. This increase was primarily due to an increase in average noninterest-bearing deposits of $242.9 million, average interest-bearing checking of $60.8 million, average money market deposits of $26.2 million, and the average balance of total borrowings of $23.2 million, partially offset by decreases in average wholesale deposits of $225.7 million and average time deposits of $90.1 million.

Overall, the Company's cost of funds for all deposits and borrowings averaged 1.01% during the fiscal 2020 first quarter, compared to 1.14% for the 2019 first fiscal quarter. This decrease was primarily due to a decrease in overnight borrowings rates as well as an increase in the average balance of the Company's noninterest-bearing deposits. The Company's overall cost of deposits was 0.81% in the 2020 fiscal first quarter, compared to 0.92% in the same quarter of 2019.

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

Three Months Ended December 31,	2019			2018
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)
Interest-earning assets:
Cash & fed funds sold	$99,597	$412	1.65%	$45,383	$555	4.85%
Mortgage-backed securities	376,358	2,389	2.53%	381,285	2,698	2.81%
Tax exempt investment securities	490,982	2,339	2.40%	1,237,198	7,803	3.17%
Asset-backed securities	303,885	2,354	3.08%	298,445	2,712	3.61%
Other investment securities	197,513	1,429	2.88%	110,879	710	2.54%
Total investments	1,368,738	8,511	2.65%	2,027,807	13,923	3.13%
Total commercial finance	1,980,509	44,781	9.00%	1,562,054	39,281	9.98%
Total consumer finance	270,612	5,790	8.51%	291,421	6,230	8.48%
Total tax services	24,429	33	0.54%	11,009	2	0.07%
Total warehouse finance	265,564	4,174	6.25%	99,818	1,632	6.49%
National Lending loans and leases	2,541,114	54,778	8.58%	1,964,302	47,145	9.52%
Community Banking loans	1,194,082	13,924	4.64%	1,156,072	13,353	4.58%
Total loans and leases	3,735,196	68,702	7.32%	3,120,374	60,498	7.69%
Total interest-earning assets	5,203,531	$77,625	5.98%	5,193,564	$74,976	5.89%
Noninterest-earning assets	918,973			787,973
Total assets	$6,122,504			$5,981,537

Interest-bearing liabilities:
Interest-bearing checking	$163,693	$153	0.37%	$102,880	$58	0.23%
Savings	48,776	9	0.08%	53,661	10	0.07%
Money markets	80,528	205	1.01%	54,288	64	0.47%
Time deposits	114,924	595	2.06%	205,049	881	1.71%
Wholesale deposits	1,472,820	8,378	2.26%	1,698,492	9,583	2.24%
Total interest-bearing deposits	1,880,741	9,340	1.98%	2,114,370	10,596	1.99%
Overnight fed funds purchased	302,804	1,450	1.91%	393,315	2,481	2.50%
FHLB advances	110,000	678	2.45%	—	—	—%
Subordinated debentures	73,658	1,160	6.26%	73,504	1,161	6.27%
Other borrowings	33,589	346	4.10%	30,058	466	6.15%
Total borrowings	520,051	3,634	2.78%	496,877	4,108	3.28%
Total interest-bearing liabilities	2,400,792	12,974	2.15%	2,611,247	14,704	2.23%
Noninterest-bearing deposits	2,732,062	—	—%	2,489,148	—	—%
Total deposits and interest-bearing liabilities	5,132,854	$12,974	1.01%	5,100,395	$14,704	1.14%
Other noninterest-bearing liabilities	150,319			128,900
Total liabilities	5,283,173			5,229,295
Shareholders' equity	839,331			752,242
Total liabilities and shareholders' equity	$6,122,504			$5,981,537
Net interest income and net interest rate spread including noninterest-bearing deposits		$64,651	4.97%		$60,272	4.75%

Net interest margin			4.94%			4.60%
Tax-equivalent effect			0.05%			0.16%
Net interest margin, tax-equivalent(2)			4.99%			4.76%
(1) Tax rate used to arrive at the TEY for the three months ended December 31, 2019 and 2018 was 21%.
(2) Net interest margin expressed on a fully-taxable-equivalent basis ("net interest margin, tax-equivalent") is a non-GAAP financial measure. The tax-equivalent adjustment to net interest income recognizes the estimated income tax savings when comparing taxable and tax-exempt assets and adjusting for federal and state exemption of interest income. The Company believes that it is a standard practice in the banking industry to present net interest margin expressed on a fully taxable equivalent basis and, accordingly, believes the presentation of this non-GAAP financial measure may be useful for peer comparison purposes.

Provision for Loan and Lease Losses.  The Company recorded a $3.4 million provision for loan and lease losses for the quarter ended December 31, 2019, as compared to a $9.1 million provision for loan and lease losses for the same period of the prior year. The decrease in provision was primarily within the consumer finance portfolio, as well as within the community bank portfolio, which was related to the transfer of loans to held for sale in connection with the pending sale of the Community Bank division. Also see Note 5 to the Condensed Consolidated Financial Statements included in this quarterly report.

Noninterest Income.  Noninterest income for the fiscal 2020 first quarter decreased to $37.5 million from $37.8 million for the same period in the prior fiscal year. This decrease was primarily due to a $2.6 million loss on sale of other during the fiscal 2020 first quarter compared to a gain on sale of other of $1.3 million during the fiscal 2019 first quarter. The loss on sale of other during the current period was driven primarily by the loss on sale of OREO, partially offset by gains on the sale of loans and leases. See Note 3 to the Condensed Consolidated Financial Statements included in this quarterly report. Additionally, increases in rental income, other income, payments card and deposit fees, and tax advance product fees partially offset the loss on sale of other when comparing the fiscal 2020 first quarter to the same period of the prior year.

Noninterest Expense.  Noninterest expense increased 2% to $75.8 million for the fiscal 2020 first quarter, from $74.3 million for the same quarter of fiscal 2019. The increase in noninterest expense when comparing the fiscal 2020 first quarter to the same period of the prior year was driven by increases in compensation and benefits expense, other expense, legal and consulting expense, tax advance product expense and operating lease equipment depreciation, partially offset by decreases in intangible amortization and card processing expense.

Income Tax. The Company recorded income tax expense of $0.7 million, or an effective tax rate of 2.97%, for the fiscal 2020 first quarter, compared to an income tax benefit of $1.7 million, or an effective tax rate of (11.56)%, for the fiscal 2019 first quarter. The recorded income tax expense during the current quarter was due to an increase in net income before tax, as well as less investment tax credits recognized ratably when compared to the prior year quarter.

The Company originated $17.9 million in solar leases during the fiscal 2020 first quarter, compared to $35.6 million in solar leases originated during the fiscal 2019 first quarter. Investment tax credits related to solar leases are recognized ratably based on income throughout each fiscal year. The timing and impact of future solar tax credits are expected to vary from period to period, and Meta intends to undertake only those tax credit opportunities that meet the Company's underwriting and return criteria.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, derived principally through its Payments divisions, and to a lesser extent through its Community Bank division, borrowings, principal and interest payments on loans and mortgage-backed securities, and maturing investment securities. In addition, the Company utilizes wholesale deposit sources to provide temporary funding when necessary or when favorable terms are available. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are influenced by the level of interest rates, general economic conditions and competition. The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At December 31, 2019, the Company had commitments to originate and purchase loans and unused lines of credit totaling $1.04 billion. The Company believes that loan repayments and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined). At December 31, 2019, both the Bank and the Company exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements. The Company and the Bank took the accumulated other comprehensive income (“AOCI”) opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.

The tables below include certain non-GAAP financial measures that are used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies.  Management reviews these measures along with other measures of capital as part of its financial analysis.

			Minimum to be	Minimum to be
			Adequately	Well Capitalized
			Capitalized Under	Under Prompt
			Prompt Corrective	Corrective Action
At December 31, 2019	Company	Bank	Action Provisions	Provisions

Tier 1 leverage capital ratio	8.28%	9.70%	4.00%	5.00%
Common equity Tier 1 capital ratio	10.10	12.18	4.50	6.50
Tier 1 capital ratio	10.46	12.24	6.00	8.00
Total capital ratio	12.74	12.90	8.00	10.00

The following table provides certain non-GAAP financial measures used to compute certain of the ratios included in the table above, as well as a reconciliation of such non-GAAP financial measures to the most directly comparable financial measure in accordance with GAAP:

Standardized Approach(1) December 31, 2019
(Dollars in Thousands)
Total stockholders' equity	$837,068
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	304,020
LESS: Certain other intangible assets	47,855
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	16,876
LESS: Net unrealized gains on available-for-sale securities	3,897
LESS: Noncontrolling interest	4,305
Common Equity Tier 1 Capital (1)	460,115
Long-term borrowings and other instruments qualifying as Tier 1	13,661
Tier 1 minority interest not included in common equity tier 1 capital	2,372
Total Tier 1 Capital	476,148
Allowance for loan and lease losses	30,239
Subordinated debentures (net of issuance costs)	73,684
Total Capital	580,071
(1) Capital ratios were determined using the Basel III capital rules that became effective on January 1, 2015. Basel III revised the definition of capital, increased minimum capital ratios, and introduced a minimum common equity tier 1 capital ratio; those changes are being fully phased in through the end of 2021.

The following table provides a reconciliation of tangible common equity and tangible common equity excluding AOCI, each of which is used in calculating tangible book value data, to Total Stockholders' Equity at December 31, 2019. Each of tangible common equity and tangible common equity excluding AOCI is a non-GAAP financial measure that is commonly used within the banking industry.

December 31, 2019
(Dollars in Thousands)
Total Stockholders' Equity	$837,068
LESS: Goodwill	309,505
LESS: Intangible assets	50,151
Tangible common equity	477,412
LESS: AOCI	3,895
Tangible common equity excluding AOCI	473,517
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

CONTRACTUAL OBLIGATIONS

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations" in the Company’s Annual Report on Form 10-K for its fiscal year ended September 30, 2019 for a summary of our contractual obligations as of September 30, 2019. There were no material changes outside the ordinary course of our business in contractual obligations from September 30, 2019 through December 31, 2019.

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

For discussion of the Company’s off-balance sheet financing arrangements as of December 31, 2019, see Note 14 to our consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q. Depending on the extent to which the commitments or contingencies described in Note 14 occur, the effect on the Company’s capital and net income could be significant.

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

The Company’s cost of funds responds to changes in interest rates due to the relatively short-term nature of its wholesale deposit portfolio and the relatively short-term nature of its borrowed funds. The Company believes that its growing portfolio of longer duration, low-cost deposits generated from its payments divisions provides a stable and profitable funding vehicle, but also subjects the Company to greater risk in a falling interest rate environment than it would otherwise have without this portfolio. This risk is due to the fact that, while asset yields may decrease in a falling interest rate environment, the Company cannot significantly reduce interest costs associated with these deposits, which thereby compress the Company’s net interest margin.

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

The Company was within Board policy limits for all interest rate scenarios as of December 31, 2019. The table below shows the results of the scenarios as of December 31, 2019:

Net Sensitive Earnings at Risk
		Change in Interest Income/Expense for a given change in interest rates
		Over / (Under) Base Case Parallel Shift
(Dollars in thousands)	Book Value	-200	-100	Base	100	200	300	400
Total Interest-Sensitive Income	5,285,616	259,001	276,552	297,425	319,075	341,022	362,436	383,662
Total Interest-Sensitive Expense	2,168,885	13,731	23,751	37,462	50,434	63,308	76,183	89,061
Net Interest-Sensitive Income	3,116,731	245,270	252,801	259,963	268,641	277,714	286,253	294,601

Percentage Change from Base	—	-5.7%	-2.8%	—%	3.3%	6.8%	10.1%	13.3%
Board Policy Limits	—	-12.0%	-8.0%	—%	-8.0%	-10.0%	-15.0%	-20.0%

The EAR analysis reported at December 31, 2019, shows that in all rising rate scenarios, more assets than liabilities would reprice over the modeled one-year period.

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
The Company was within Board policy limits for all scenarios. The table below shows the results of the scenarios as of December 31, 2019:

Economic Value Sensitivity as of December 31, 2019

	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-200	-100	100	200	300	400
Percentage Change from Base	-12.0%	-5.0%	3.3%	5.2%	6.3%	7.4%
Board Policy Limits	-20.0%	-10.0%	-10.0%	-20.0%	-25.0%	-35.0%

The EVE at risk reported at December 31, 2019 shows that as interest rates increase, the economic value of equity position will be relatively neutral. When viewing total asset versus total liability economic value, projected total assets are affected similarly on a percentage basis as compared to projected total liabilities in a rising rate environment.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management, under the direction of its Chief Executive Officer and Chief Financial Officer, is responsible for maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "1934 Act") that are designed to ensure that information required to be disclosed in reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Quarterly Report on Form 10-Q, management evaluated the Company's disclosure controls and procedures. The evaluation was performed under the direction of the Company's Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of December 31, 2019, of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2019, the Company’s disclosure controls and procedures were not effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

In the third fiscal quarter of 2019, the Company identified a material weakness in the control environment of the Crestmark division, which was acquired by the Company on August 1, 2018. The material weakness resulted from the aggregation of control deficiencies at the Crestmark division relating to Information Technology ("IT") system access, program change controls and review procedures related to new loan accounts and client record maintenance changes. Accordingly, management determined the aggregation of these deficiencies represents a material weakness in internal controls over financial reporting on the basis that they could result in a material misstatement potentially impacting the Company's financial statement accounts and disclosures that would not be prevented or detected on a timely basis. Also, the deficiencies could impact maintaining effective segregation of duties, as well as the effectiveness of dependent controls relating to the financial statements. In addition, these deficiencies could affect the controls and underlying data that support the effectiveness of system-generated reports.

REMEDIATION FOR REPORTED MATERIAL WEAKNESS

The Company is in process of implementing a remediation plan to address the material weakness described above with respect to the internal controls environment of the Crestmark division and is committed to maintaining a strong internal controls environment. To address the material weakness, the Company re-evaluated IT governance and controls, updated procedures related to access management, trained IT personnel related to user access to IT systems, and is in process of automating change management applications. As of December 31, 2019, management was continuing its remediation efforts. If the material weakness is not remediated, however, these deficiencies could result in material misstatements to the Company's Condensed Consolidated Financial Statements.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the fiscal first quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Based on this evaluation, management concluded that, as of the end of the period covered by this report, there were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the fiscal first quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting except as set forth above.

META FINANCIAL GROUP, INC.
PART II - OTHER INFORMATION

FORM 10-Q

Item 1. Legal Proceedings. - See “Legal Proceedings” under Note 14 to the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors. - A description of our risk factors can be found in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. There were no material changes to those risk factors during the three months ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None

(b) None

(c) Issuer Purchases of Equity Securities

Meta's Board of Directors authorized a 2,000,000 share repurchase program that was scheduled to expire on September 30, 2021. The share repurchase program was announced on March 26, 2019 and became effective on May 1, 2019. All remaining shares available for repurchase under this program were repurchased during the fiscal 2020 first quarter.

In addition, Meta's Board of Directors authorized a 7,500,000 share repurchase program that is scheduled to expire on December 31, 2022. The share repurchase program was announced on November 20, 2019 and became effective on November, 21, 2019.

The table below sets forth information regarding repurchases of our common stock during the first fiscal quarter of 2020.

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(1)(2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Repurchased Under the Programs
October 1 to 31	387,863	$33.02	319,228	—
November 1 to 30	225,765	35.07	212,700	7,287,300
December 1 to 31	285,743	35.16	284,472	7,002,828
Total	899,371		816,400
(1) These columns also reflect (a) shares acquired in satisfaction of the tax withholding obligations of holders of restricted stock unit awards, which vested during the quarter, and (b) shares repurchased pursuant to trading plans effected in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.
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

META FINANCIAL GROUP, INC.

Date: February 6, 2020	By:	/s/ Bradley C. Hanson
Bradley C. Hanson,
President, Chief Executive Officer and Director

Date: February 6, 2020	By:	/s/ Glen W. Herrick
Glen W. Herrick, Executive Vice President
and Chief Financial Officer