Form 10-Q
period 2020-03-31
META FINANCIAL GROUP INC
filed 2020-05-07
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company See the definitions of "large accelerated filer." "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at May 4, 2020:
Common Stock, $.01 par value	34,607,962	Shares
Nonvoting Common Stock, $.01 par value	0	Nonvoting shares

META FINANCIAL GROUP, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

(Dollars in Thousands, Except Share and Per Share Data)	March 31, 2020	September 30, 2019
ASSETS	(Unaudited)	(Audited)
Cash and cash equivalents	$108,733	$126,545
Investment securities available for sale, at fair value	840,525	889,947
Mortgage-backed securities available for sale, at fair value	355,094	382,546
Investment securities held to maturity, at cost	108,105	127,582
Mortgage-backed securities held to maturity, at cost	6,752	7,182
Loans held for sale	13,610	148,777
Loans and leases	3,618,924	3,658,847
Allowance for loan and lease losses	(65,355)	(29,149)
Federal Home Loan Bank Stock, at cost	29,944	30,916
Accrued interest receivable	16,958	20,400
Premises, furniture, and equipment, net	38,871	45,932
Rental equipment, net	200,837	208,537
Bank-owned life insurance	91,081	89,827
Foreclosed real estate and repossessed assets	7,249	29,494
Goodwill	309,505	309,505
Intangible assets	46,766	52,810
Prepaid assets	9,727	9,476
Deferred taxes	20,887	18,884
Other assets	85,652	54,832

Total assets	$5,843,865	$6,182,890

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing checking	2,900,484	2,358,010
Interest-bearing checking	152,504	185,768
Savings deposits	37,615	49,773
Money market deposits	37,266	76,911
Time certificates of deposit	25,492	109,275
Wholesale deposits	809,043	1,557,268
Total deposits	3,962,404	4,337,005
Short-term borrowings	717,000	646,019
Long-term borrowings	211,353	215,838
Accrued interest payable	3,607	9,414
Accrued expenses and other liabilities	144,427	130,656
Total liabilities	5,038,791	5,338,932

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued, none outstanding at March 31, 2020 and September 30, 2019, respectively	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 34,711,190 and 37,821,508 shares issued, 34,607,962 and 37,807,064 shares outstanding at March 31, 2020 and September 30, 2019, respectively	346	378
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at March 31, 2020 and September 30, 2019, respectively	—	—
Additional paid-in capital	590,682	580,826
Retained earnings	212,027	252,813
Accumulated other comprehensive income	1,654	6,339
Treasury stock, at cost, 103,228 and 14,444 common shares at March 31, 2020 and September 30, 2019, respectively	(3,397)	(445)
Total equity attributable to parent	801,312	839,911
Noncontrolling interest	3,762	4,047
Total stockholders’ equity	805,074	843,958

Total liabilities and stockholders’ equity	$5,843,865	$6,182,890
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands, Except Share and Per Share Data)	2020	2019	2020	2019
Interest and dividend income:
Loans and leases, including fees	$70,493	$73,670	$139,195	$134,168
Mortgage-backed securities	2,493	2,861	4,882	5,559
Other investments	6,417	11,763	12,952	23,543
	79,403	88,294	157,029	163,270
Interest expense:
Deposits	8,242	14,740	17,583	25,336
FHLB advances and other borrowings	3,424	2,204	7,058	6,312
	11,666	16,944	24,641	31,648

Net interest income	67,737	71,350	132,388	131,622

Provision for loan and lease losses	37,296	33,318	40,703	42,417

Net interest income after provision for loan and lease losses	30,441	38,032	91,685	89,205

Noninterest income:
Refund transfer product fees	28,939	31,601	29,131	31,862
Tax advance product fees	29,536	33,038	31,812	34,723
Payment card and deposit fees	23,156	24,671	44,655	45,477
Other bank and deposit fees	381	474	868	957
Rental income	11,100	9,890	23,451	20,780
Gain on sale of securities available for sale, net (includes $0 and $231 reclassified from accumulated other comprehensive income (loss) for net gain (loss) on securities available for sale for the three months ended March 31, 2020 and 2019, respectively and $0 and $209 for the six months ended March 31, 2020 and 2019, respectively)	—	231	—	209
Gain on divestitures	19,275	—	19,275	—
Gain (loss) on sale of other	2,325	2,230	(244)	3,496
Other income	5,801	2,890	9,047	5,272
Total noninterest income	120,513	105,025	157,995	142,776

Noninterest expense:
Compensation and benefits	34,260	49,164	68,529	82,174
Refund transfer product expense	7,449	7,181	7,621	7,191
Tax advance product expense	1,698	2,225	2,830	2,677
Card processing	6,696	6,971	12,303	14,056
Occupancy and equipment expense	7,013	7,212	13,668	13,670
Operating lease equipment depreciation	8,421	4,485	16,701	12,251
Legal and consulting	5,909	4,308	10,583	8,277
Intangible amortization	3,402	5,596	6,077	9,978
Impairment expense	507	9,660	750	9,660
Other expense	16,374	13,452	28,464	24,615
Total noninterest expense	91,729	110,254	167,526	184,549

Income before income tax expense	59,225	32,803	82,154	47,432

Income tax expense (benefit) (includes $0 and $58 reclassified from accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019, respectively and $0 and $52 for the six months ended March 31, 2020 and 2019, respectively)	5,617	(395)	6,297	(2,086)

Net income before noncontrolling interest	53,608	33,198	75,857	49,518
Net income attributable to noncontrolling interest	1,304	1,078	2,485	2,000
Net income attributable to parent	$52,304	$32,120	$73,372	$47,518

Earnings per common share
Basic	$1.45	$0.81	$2.00	$1.21
Diluted	$1.45	$0.81	$2.00	$1.20
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands)	2020	2019	2020	2019
Net income before noncontrolling interest	$53,608	$33,198	$75,857	$49,518

Other comprehensive income (loss):
Change in net unrealized (loss) gain on debt securities	(2,079)	25,089	(5,492)	31,260
Gain realized in net income	—	(231)	—	(209)
	(2,079)	24,858	(5,492)	31,051
Unrealized (loss) gain on currency translation	(680)	116	(564)	(245)
Deferred income tax effect	(518)	6,051	(1,371)	7,484
Total other comprehensive (loss) income	(2,241)	18,923	(4,685)	23,322
Total comprehensive income	51,367	52,121	71,172	72,840
Total comprehensive income attributable to noncontrolling interest	1,304	1,078	2,485	2,000
Comprehensive income attributable to parent	$50,063	$51,043	$68,687	$70,840
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)	Meta Financial Group, Inc. Stockholders' Equity
Three Months Ended March 31, 2020	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Meta Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2019	$372	$587,678	$244,005	$3,895	$(3,187)	$832,763	$4,305	$837,068
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,783)	—	—	(1,783)	—	(1,783)
Issuance of common shares due to exercise of stock options	—	87	—	—	—	87	—	87
Shares repurchased	(26)	26	(82,499)	—	(210)	(82,709)	—	(82,709)
Stock compensation	—	2,891	—	—	—	2,891	—	2,891
Total other comprehensive loss	—	—	—	(2,241)	—	(2,241)	—	(2,241)
Net income	—	—	52,304	—	—	52,304	1,304	53,608
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(1,847)	(1,847)
Balance, March 31, 2020	$346	$590,682	$212,027	$1,654	$(3,397)	$801,312	$3,762	$805,074

Six Months Ended March 31, 2020
Balance, September 30, 2019	$378	$580,826	$252,813	$6,339	$(445)	$839,911	$4,047	$843,958
Cash dividends declared on common stock ($0.10 per share)	—	—	(3,653)	—	—	(3,653)	—	(3,653)
Issuance of common shares due to exercise of stock options	—	205	—	—	—	205	—	205
Issuance of common shares due to restricted stock	2	—	—	—	—	2	—	2
Issuance of common shares due to ESOP	1	3,219	—	—	—	3,220	—	3,220
Shares repurchased	(35)	35	(110,505)	—	(2,952)	(113,457)	—	(113,457)
Stock compensation	—	6,397	—	—	—	6,397	—	6,397
Total other comprehensive loss	—	—	—	(4,685)	—	(4,685)	—	(4,685)
Net income	—	—	73,372	—	—	73,372	2,485	75,857
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(2,770)	(2,770)
Balance, March 31, 2020	$346	$590,682	$212,027	$1,654	$(3,397)	$801,312	$3,762	$805,074

(Dollars in Thousands, Except Share and Per Share Data)	Meta Financial Group, Inc. Stockholders' Equity
Three Months Ended March 31, 2019	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2018	$394	$572,156	$228,453	$(29,186)	$(4,356)	$767,461	$3,267	$770,728
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,973)	—	—	(1,973)	—	(1,973)
Issuance of common shares due to restricted stock	1	—	—	—	—	1	—	1
Shares repurchased	—	—	—	—	(600)	(600)	—	(600)
Stock compensation	—	4,250	—	—	—	4,250	—	4,250
Total other comprehensive income	—	—	—	18,922	—	18,922	—	18,922
Net income	—	—	32,120	—	—	32,120	1,078	33,198
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(817)	(817)
Balance, March 31, 2019	$395	$576,406	$258,600	$(10,264)	$(4,956)	$820,181	$3,528	$823,709

Six Months Ended March 31, 2019
Balance, September 30, 2018	$393	$565,811	$213,048	$(33,111)	$(1,989)	$744,152	$3,574	$747,726
Adoption of Accounting Standards Update 2014-09, net of income taxes	—	—	1,502	—	—	1,502	—	1,502
Adoption of Accounting Standards Update 2016-01, net of income taxes	—	—	475	(475)	—	—	—	—
Cash dividends declared on common stock ($0.10 per share)	—	—	(3,943)	—	—	(3,943)	—	(3,943)
Issuance of common shares due to exercise of stock options	—	54	—	—	—	54	—	54
Issuance of common shares due to restricted stock	3	—	—	—	—	3	—	3
Issuance of common shares due to ESOP	—	2,010	—	—	—	2,010	—	2,010
Shares repurchased	(1)	1	—	—	(2,967)	(2,967)	—	(2,967)
Stock compensation	—	8,530	—	—	—	8,530	—	8,530
Total other comprehensive income	—	—	—	23,322	—	23,322	—	23,322
Net income	—	—	47,518	—	—	47,518	2,000	49,518
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(2,046)	(2,046)
Balance, March 31, 2019	$395	$576,406	$258,600	$(10,264)	$(4,956)	$820,181	$3,528	$823,709
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
(Dollars in Thousands)	2020	2019
Cash flows from operating activities:
Net income before noncontrolling interest	$75,857	$49,518
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	33,713	28,933
Stock compensation	6,397	8,530
Provision (recovery):
Loan and lease losses	40,703	42,417
Deferred taxes	(633)	(7,811)
Loans held for sale:
Originations	(32,234)	(42,961)
Purchases	—	(5,940)
Proceeds from sales	160,290	36,461
Net change	17,860	8,760
Fair value adjustment of foreclosed real estate	104	—
Net realized (gain) loss:
Other assets	361	(46)
Divestitures	(19,275)	—
Foreclosed real estate and repossessed assets	5,039	185
Securities available for sale, net	—	(209)
Loans held for sale	(3,265)	(1,650)
Leases receivable and equipment	(1,893)	(1,985)
Net change:
Other assets	(4,588)	(16,226)
Deposits held for sale	1,535	—
Accrued interest payable	(5,807)	1,445
Accrued expenses and other liabilities	(10,470)	21,951
Accrued interest receivable	2,325	1,735
Change in bank-owned life insurance value	(1,254)	(1,272)
Impairment on assets held for sale	242	—
Impairment on rental equipment	—	6,194
Impairment of intangibles	—	111
Net cash provided by operating activities	265,007	128,140

Cash flows from investing activities:
Securities available for sale:
Purchases	(40,686)	(222,436)
Proceeds from sales	—	534,779
Proceeds from maturities and principal repayments	106,049	66,417
Securities held to maturity:
Proceeds from maturities and principal repayments	18,897	16,225
Loans and leases:
Purchases	(117,677)	(144,104)
Proceeds from sales	3,099	10,857
Net change	(130,037)	(399,380)
Proceeds from sales of foreclosed real estate and repossessed assets	23,085	1,905
Federal Home Loan Bank stock:
Purchases	(421,068)	(358,516)
Redemption	422,040	374,480
Rental equipment:
Purchases	(22,675)	(58,968)
Proceeds from sales	10,508	4,962
Net change	3,131	674
Premises, furniture, and equipment:
Purchases	(4,817)	(8,815)
Proceeds from sales	—	101
Proceeds from divestitures	3,498	—
Net cash (used in) investing activities	(146,653)	(181,819)

Cash flows from financing activities:
Net change:
Checking, savings, and money market deposits	746,382	712,896
Time certificates of deposit	(83,793)	(121,887)
Wholesale deposits	(748,258)	(49,777)
FHLB and other borrowings	100,000	—
Federal funds	(25,000)	(422,000)
Securities sold under agreements to repurchase	(4,019)	(890)
Distribution to noncontrolling interests	(2,770)	(2,046)
Proceeds from other liabilities	1,633	5,027
Principal payments:
Other liabilities	(4,372)	(6,032)
Capital lease obligations	(1,722)	(40)
Cash dividends paid	(3,653)	(3,943)
Issuance of common stock due to ESOP	3,220	2,010
Issuance of common stock due to restricted stock	2	3
Proceeds from exercise of stock options and issuance of common stock	205	54
Shares repurchased	(113,457)	(2,967)
Net cash (used in) provided by financing activities	(135,602)	110,408

Effect of exchange rate changes on cash	(564)	(245)

Net change in cash and cash equivalents	(17,812)	56,484

Cash and cash equivalents at beginning of fiscal year	126,545	99,977
Cash and cash equivalents at end of fiscal period	$108,733	$156,461

	Six Months Ended March 31,
	2020	2019
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$17,473	$18,389
Income taxes	5,148	1,218
Franchise taxes	131	73
Other taxes	415	465

Supplemental schedule of non-cash investing activities
Transfers
Loans and leases to foreclosed real estate and repossessed assets	5,983	—
Loans and leases to rental equipment	430	—
Rental equipment to loan and leases	605	—
Loans and leases to held for sale	277,016	39,452
Other assets to held for sale	7,858	—
Deposits to held for sale	288,975	—
Recognition of operating lease ROU assets, net of remeasurements	27,019	—
Short- and long-term borrowings transferred from other liabilities	—	20,026
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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three and six months ended March 31, 2020 are not necessarily indicative of the results expected for the fiscal year ending September 30, 2020.

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These changes and reclassifications did not impact previously reported net income or comprehensive income.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED ACCOUNTING STANDARDS UPDATES ("ASU")

Significant accounting policies in effect and disclosed within the Company’s most recent audited consolidated financial statements as of September 30, 2019 remain substantially unchanged with the exception of the policies impacted by the adoption of noted ASUs below. Certain accounting policies were impacted by the recent events of the novel Coronavirus ("COVID-19"), and are discussed in Note 3. Significant Events.
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

Subsequent to lease commencement, lease liabilities recorded for finance leases are measured using the effective interest rate method and the related ROU assets are amortized on a straight-line basis over the lease term. Interest expense and amortization expense are recorded separately on the Condensed Consolidated Statements of Operations in interest expense on borrowings and occupancy and equipment noninterest expense, respectively. At March 31, 2020, the Company had no finance lease ROU assets or lease liabilities. For operating leases, total lease cost is comprised of lease expense, short-term lease cost, variable lease cost and sublease income. Lease expense includes future minimum lease payments, which are recognized on a straight-line basis over the lease term, as well as common area maintenance charges, real estate taxes, insurance and other expenses, where applicable, which are expensed as incurred. Total lease cost for operating leases is recorded in occupancy and equipment noninterest expense. See Note 11. Operating Lease Right-of-Use Assets and Liabilities for further information.

The Company also adopted the following ASUs on October 1, 2019, none of which had a material impact on the Company’s Condensed Consolidated Financial Statements:
–ASU 2018-02, Income Statement -- Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The Company elected to not reclassify tax effects stranded in accumulated other comprehensive income.
–ASU 2018-09, Codification Improvements.

ASUs to be Adopted
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU, along with subsequent ASUs published as clarifications to Topic 326, requires entities to replace the incurred loss impairment methodology with a methodology reflecting expected credit losses with considerations for a broader range of reasonable and supportable information to substantiate credit loss estimates and applies to loans, net investments in leases, debt securities, certain financial assets not accounted for at fair value through net income, and certain off-balance sheet credit exposures. This ASU is effective for the Company on October 1, 2020 and will be adopted on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company's implementation process includes loss forecasting model development, evaluation of technical accounting topics, updates to the Company's allowance documentation, reporting processes and related internal controls, and operational readiness for the adoption of this ASU.

The Company is utilizing a third-party vendor software for its credit loss estimate and is in process of reviewing model assumptions and other validation tasks. The Company is running its key processes parallel with current incurred loss models and will continue to refine its estimates throughout 2020 as CECL models are implemented and results are vetted.

The amount of the change in the Company's allowance for loan and lease losses will be impacted by the portfolio composition and credit quality at the adoption date as well as economic conditions and forecasts at that time. At adoption, the Company expects to have a cumulative-effect adjustment to retained earnings for the change in the allowance for loan and lease losses, which will impact capital. Federal banking regulations permit institutions to limit the initial capital impact of this ASU by allowing a deferral of two years followed by three-year transition period to phase out the cumulative benefit to regulatory capital. An increase in the Company's allowance for loan and lease losses will result in a reduction to regulatory capital amounts and ratios; however, at this point of implementation, the Company is unable to provide a more precise estimate of the impact as results are still being vetted, including validation of model assumptions and estimation techniques as well as the build-out of operational and control structure supporting the end-to-end process.

Other Upcoming ASUs - Refer to the Company’s most recently audited consolidated financial statements for the year ended September 30, 2019 for the latest update on other ASUs relevant to the Company and not yet adopted at March 31, 2020.

NOTE 3. SIGNIFICANT EVENTS

COVID-19 Pandemic

The COVID-19 pandemic began impacting the U.S. and global economies in the first calendar quarter of 2020. In March 2020, the U.S. declared a national emergency and imposed travel restrictions, limitations of business operations in certain industries, and other efforts in order to impede the spread of COVID-19. Since the onset of this pandemic, macroeconomic conditions and markets have significantly deteriorated. In response to the impacts of COVID-19 on individuals and businesses, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") on March 27, 2020. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors.

Accommodations to Borrowers

The Company is actively participating in the Paycheck Protection Program ("PPP"), which is being administered by the Small Business Administration ("SBA"). It is the Company's understanding that loans funded through the PPP program are fully guaranteed by the U.S. government and that a portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of May 4, 2020, the Company authorized 673 applications, totaling $215.4 million in PPP loan requests as part of the program.

In response to the COVID-19 pandemic impact on customers, the Company is engaging in more frequent communication with borrowers to better understand their situation and challenges and has begun offering credit-worthy borrowers experiencing temporary hardship certain loan and lease modifications ("COVID modifications"), such as payment deferrals, as a result of interagency guidance issued on March 22, 2020 encouraging companies to work with customers impacted by COVID-19. The Company elected to treat COVID modifications on leases as part of the enforceable rights and obligations of the parties under the existing lease contract, resulting in these payment deferrals being treated as variable lease payments under the existing lease versus lease modifications. Additionally, for COVID modifications on loans, the Company adjusted its effective interest rate to reflect the payment deferral modification and continued accruing interest during this period. Short term payment deferral modifications of $267.9 million and $71.9 million in other COVID-19 related modifications were completed by the Company through May 4, 2020.

Financial Impact

The Company recorded $15.8 million of provision for loan and lease losses during the three months ended March 31, 2020 directly related to the initial estimate, based on available information, of probable incurred losses resulting from the impact of the COVID-19 pandemic. As the Company obtains additional information on the macroeconomic reactions and impact on borrowers, the provision estimate will be revised as necessary in future periods to maintain an appropriate and supportable level. The Company’s approach to estimating the COVID-19 impact on credit quality is presented in Note 6. Loans and Leases, Net.

The Company's interest and fee income could be reduced as a result of COVID-19. While interest and fees will continue to accrue in accordance with GAAP, a decrease in loan demand could lead to slower loan growth or even a contraction in loan balances in the near term. In addition, should eventual credit losses emerge, interest income and fees accrued may need to be reversed in future periods. At this time, the Company is unable to project the materiality of such an impact. No additional significant financial impacts directly related to COVID-19 were identified for the three months ended March 31, 2020.

Asset Valuation

In March 2020, the Company assessed its financial assets potentially impacted by the deteriorating market conditions due to the COVID-19 outbreak occurring globally. Included in the assessment were the loan and lease portfolios, other-than-temporary impairment ("OTTI") in investment portfolios, collectability of operating lease payments, goodwill impairment and intangible asset impairment. Based on the known events and circumstances at the time of the assessment, the Company has determined no impairment is needed as of March 31, 2020, other than the provision for loan and lease losses noted above. The Company will continue to observe and monitor the pandemic-related circumstances to determine whether further impairment assessments are needed in future periods. In the event it is determined that all or a portion of its goodwill or intangible assets is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings, but would not impact regulatory capital.

NOTE 4. DIVESTITURES

On February 29, 2020 (the "Closing Date"), the Company sold MetaBank's Community Bank division, a component of the Company's Corporate segment, to Central Bank, a state-chartered bank headquartered in Storm Lake, Iowa. The sale included all of the Community Bank's deposits, branch locations, fixed assets and employees and a portion of the Community Bank’s loan portfolio. The Company has summarized the results of the transaction below.

(Dollars in Thousands)	Fair Value at February 29, 2020
Cash and cash equivalents	$2,504
Loans	268,584
Premises, furniture and equipment	4,945
Other assets	1,250
Total assets	$277,283

Deposits	$290,493
Borrowings	—
Other liabilities	1,720
Total liabilities	$292,213

Net assets	$(14,930)
Purchase price	4,345
Gain on sale	$19,275

The $19.3 million gain on sale (before tax) was recognized within noninterest income on the Company's Condensed Consolidated Statement of Operations for the three and six months ended March 31, 2020. In addition to what's reflected above, the Company also recognized $0.6 million, $0.2 million, $0.8 million, and $0.3 million in legal, IT, consulting, and nonrecurring compensation expenses related to the sale of the Community Bank division, respectively.

The Company entered a servicing agreement with Central Bank for the retained Community Bank loan portfolio that became effective on the Closing Date. The Company recognized $0.3 million in servicing fee expense during the six months ended March 31, 2020.

The Company has summarized the Community Bank division results for the three and six months ended March 31, 2020 below.

(Dollars in Thousands)	Community Bank Sold(1)	Community Bank Retained(2)	Total Community Bank
Three Months Ended March 31, 2020
Net interest income	$1,525	$7,797	$9,322
Provision for loan and lease losses	—	6,974	6,974
Noninterest income	19,403	23	19,426
Noninterest expense	3,039	866	3,905
Income before income tax expense	$17,889	$(20)	$17,869
Six Months Ended March 31, 2020
Net interest income	$2,512	$17,393	$19,905
Provision for loan and lease losses	(1,750)	6,974	5,224
Noninterest income	19,694	(3,484)	16,210
Noninterest expense	4,916	3,551	8,467
Income before income tax expense	$19,040	$3,384	$22,424
(1) Reflects the activity of the assets and liabilities included in the transaction with Central Bank through the Closing Date, including gain.
(2) Reflects the activity of the retained Community Bank loan portfolio excluded from the transaction with Central Bank.

NOTE 5. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale ("AFS") and held to maturity ("HTM") debt securities are presented below.

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At March 31, 2020
Debt securities AFS
SBA securities	$168,697	$4,569	$(20)	$173,246
Obligations of states and political subdivisions	858	14	—	872
Non-bank qualified obligations of states and political subdivisions	341,080	5,587	(497)	346,170
Asset-backed securities	339,135	—	(18,898)	320,237
Mortgage-backed securities	342,735	12,359	—	355,094
Total debt securities AFS	$1,192,505	$22,529	$(19,415)	$1,195,619

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At September 30, 2019
Debt securities AFS
SBA securities	$182,327	$3,655	$—	$185,982
Obligations of states and political subdivisions	858	16	—	874
Non-bank qualified obligations of states and political subdivisions	396,430	5,030	(903)	400,557
Asset-backed securities	305,603	262	(3,331)	302,534
Mortgage-backed securities	378,670	5,731	(1,855)	382,546
Total debt securities AFS	$1,263,888	$14,694	$(6,089)	$1,272,493

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At March 31, 2020
Debt securities HTM
Non-bank qualified obligations of states and political subdivisions	$108,105	$187	$(767)	$107,525
Mortgage-backed securities	6,752	128	—	6,880
Total debt securities HTM	$114,857	$315	$(767)	$114,405

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Fair Value
At September 30, 2019
Debt securities HTM
Non-bank qualified obligations of states and political subdivisions	$127,582	$108	$(1,403)	$126,287
Mortgage-backed securities	7,182	14	(13)	7,183
Total debt securities HTM	$134,764	$122	$(1,416)	$133,470

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

GAAP requires that, at acquisition, an enterprise classify debt securities into one of three categories: AFS, HTM or trading. AFS securities are carried at fair value on the consolidated statements of financial condition, and unrealized holding gains and losses are excluded from earnings and recognized as a separate component of equity in accumulated other comprehensive income (“AOCI”). HTM debt securities are measured at amortized cost. Both AFS and HTM are subject to review for other-than-temporary impairment. The Company had no trading securities at March 31, 2020 or September 30, 2019.

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in Thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
At March 31, 2020
Debt securities AFS
SBA securities	$19,536	$(20)	$—	$—	$19,536	$(20)
Non-bank qualified obligations of states and political subdivisions	27,484	(37)	46,259	(460)	73,743	(497)
Asset-backed securities	196,361	(7,499)	123,876	(11,399)	320,237	(18,898)
Total debt securities AFS	$243,381	$(7,556)	$170,135	$(11,859)	$413,516	$(19,415)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in Thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
At September 30, 2019
Debt securities AFS
SBA securities	$10,262	$—	$—	$—	$10,262	$—
Non-bank qualified obligations of states and political subdivisions	66,326	(177)	55,428	(726)	121,754	(903)
Asset-backed securities	158,176	(1,823)	93,259	(1,508)	251,435	(3,331)
Mortgage-backed securities	1,713	(1)	89,634	(1,854)	91,347	(1,855)
Total debt securities AFS	$236,477	$(2,001)	$238,321	$(4,088)	$474,798	$(6,089)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in Thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
At March 31, 2020
Debt securities HTM
Non-bank qualified obligations of states and political subdivisions	$—	$—	$92,418	$(767)	$92,418	$(767)
Total debt securities HTM	$—	$—	$92,418	$(767)	$92,418	$(767)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in Thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
At September 30, 2019
Debt securities HTM
Non-bank qualified obligations of states and political subdivisions	$5,967	$(6)	$109,368	$(1,397)	$115,335	$(1,403)
Mortgage-backed securities	1,471	—	1,803	(13)	3,274	(13)
Total debt securities HTM	$7,438	$(6)	$111,171	$(1,410)	$118,609	$(1,416)

At March 31, 2020, the investment portfolio included securities with current unrealized losses that have existed for longer than one year. All of these securities are considered to be acceptable credit risks. Because (i) the declines in fair value were due to changes in market interest rates, not in estimated cash flows, (ii) the Company does not intend or has not made a decision to sell these securities and (iii) it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, which may occur at maturity, no other-than-temporary impairment was recorded at March 31, 2020.

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

Securities AFS at Fair Value	Amortized Cost	Fair Value
(Dollars in Thousands)
At March 31, 2020
Due in one year or less	$1,130	$1,138
Due after one year through five years	12,689	13,067
Due after five years through ten years	45,180	47,086
Due after ten years	790,771	779,234
	849,770	840,525
Mortgage-backed securities	342,735	355,094
Total securities AFS, at fair value	$1,192,505	$1,195,619

(Dollars in Thousands)	Amortized Cost	Fair Value
At September 30, 2019
Due in one year or less	$—	$—
Due after one year through five years	16,749	17,143
Due after five years through ten years	50,263	51,840
Due after ten years	818,206	820,964
	885,218	889,947
Mortgage-backed securities	378,670	382,546
Total securities AFS, at fair value	$1,263,888	$1,272,493

Securities HTM at Fair Value	Amortized Cost	Fair Value
(Dollars in Thousands)
At March 31, 2020
Due after ten years	$108,105	$107,525
	108,105	107,525
Mortgage-backed securities	6,752	6,880
Total securities HTM, at cost	$114,857	$114,405

(Dollars in Thousands)	Amortized Cost	Fair Value
At September 30, 2019
Due after ten years	$127,582	$126,287
	127,582	126,287
Mortgage-backed securities	7,182	7,183
Total securities HTM, at cost	$134,764	$133,470

Other investments, at cost, include equity securities without a readily determinable fair value, which are included in other assets on the consolidated statement of financial condition, and shares of stock in the FHLB of Des Moines. Equity securities without a readily determinable fair value totaled $10.5 million at March 31, 2020 and $6.5 million at September 30, 2019. FHLB of Des Moines stock held by MetaBank at March 31, 2020 and September 30, 2019 totaled $29.9 million and $30.9 million, respectively. The decrease in FHLB stock directly correlates with lower short-term borrowings balances at March 31, 2020 compared to September 30, 2019. The Company’s wholly-owned subsidiary, MetaBank, is required by federal law to maintain FHLB stock as a member of FHLB of Des Moines. These equity securities are ‘restricted’ in that they can only be sold back to the respective institution from which they were acquired or another member institution at par. Therefore, FHLB stock is less liquid than other marketable equity securities, and the fair value approximates cost. The Company evaluates impairment for investments held at cost on at least an annual basis based on the ultimate recoverability of the par value. No impairment was recognized for such investments for the six months ended March 31, 2020.

NOTE 6. LOANS AND LEASES, NET

Loans and leases consist of the following:

(Dollars in Thousands)	March 31, 2020	September 30, 2019
National Lending
Term lending(1)	$725,581	$641,742
Asset based lending(1)	250,211	250,465
Factoring	285,495	296,507
Lease financing(1)	238,788	177,915
Insurance premium finance	332,800	361,105
SBA/USDA	92,000	88,831
Other commercial finance	101,472	99,665
Commercial finance	2,026,347	1,916,230
Consumer credit products	113,544	106,794
Other consumer finance	144,895	161,404
Consumer finance	258,439	268,198
Tax services	95,936	2,240
Warehouse finance	333,829	262,924
Total National Lending	2,714,551	2,449,592
Community Banking
Commercial real estate and operating	654,429	883,932
Consumer one-to-four family real estate and other	205,046	259,425
Agricultural real estate and operating	36,759	58,464
Total Community Banking	896,234	1,201,821
Total loans and leases	3,610,785	3,651,413
Net deferred loan origination fees (costs)	8,139	7,434
Total gross loans and leases	3,618,924	3,658,847

Allowance for loan and lease losses	(65,355)	(29,149)
Total loans and leases, net(2)	$3,553,569	$3,629,698
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
(2) As of March 31, 2020, the remaining balance of acquired loans and leases from the acquisition of Crestmark Bancorp, Inc. ("Crestmark") and its bank subsidiary, Crestmark Bank (the "Crestmark Acquisition") was $236.6 million and the remaining balances of the credit and interest rate mark discounts related to the acquired loans and leases held for investment were $4.3 million and $2.7 million, respectively, while the remaining balance of the interest rate mark premium related to the acquired loans held for sale was $0.4 million. On August 1, 2018, the Company acquired loans and leases from the Crestmark Acquisition totaling $1.06 billion and recorded related credit and interest rate mark discounts of $12.3 million and $6.0 million, respectively.

During the six months ended March 31, 2020, the Company transferred $277.0 million of Community Banking loans to held for sale. During the six months ended March 31, 2019, the Company transferred $39.5 million of consumer credit product loans to held for sale.

During the six months ended March 31, 2020 and 2019, the Company originated $32.2 million and $43.0 million, respectively, of SBA/USDA and consumer credit product loans as held for sale.

The Company sold held for sale loans resulting in proceeds of $432.0 million and gains on sale of $6.2 million during the six months ended March 31, 2020. The Company sold held for sale loans resulting in proceeds of $36.5 million and gains on sale of $1.7 million during the six months ended March 31, 2019 .

Loans purchased and sold by portfolio segment, including participation interests, for the three and six months ended were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands)	2020	2019	2020	2019
Loans Purchased
Loans held for sale:
Total National Lending	$—	$5,940	$—	$5,940
Loans held for investment:
Total National Lending	89,424	10,621	103,888	125,591
Total Community Banking	9,440	7,432	13,789	18,513
Total purchases	$98,864	$23,933	$117,677	$150,044
Loans Sold
Loans held for sale:
Total National Lending	$17,255	$28,051	$160,290	$34,904
Total Community Banking	271,681	—	271,681	—
Loans held for investment:
Total Community Banking	—	10,479	3,099	10,857
Total sales	$288,936	$38,530	$435,070	$45,761

Leasing Portfolio
Effective October 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) and related ASUs on a modified retrospective basis, electing the practical expedients and optional transition method. As such, the following leasing disclosures include information at, or for the three and six months ended, March 31, 2020.
The net investment in direct financing and sales-type leases was comprised of the following:

(Dollars in Thousands)	March 31, 2020	September 30, 2019
Carrying Amount	$255,005	$191,733
Unguaranteed residual assets	16,490	13,353
Unamortized initial direct costs	1,769	1,790
Unearned income	(32,707)	(27,171)
Total net investment in direct financing and sales-type leases	$240,557	$179,705

The carrying amount of direct financing and sales-type leases subject to residual value guarantees was $9.2 million at March 31, 2020.

The components of total lease income were as follows:

	March 31, 2020
(Dollars in Thousands)	Three Months Ended	Six Months Ended
Interest income - loans and leases
Interest income on net investments in direct financing and sales-type leases	$4,375	$8,462

Leasing and equipment finance noninterest income
Lease income from operating lease payments	11,263	22,466
Profit (loss) recorded on commencement date on sales-type leases	16	487
Other(1)	1,831	2,581
Total leasing and equipment finance noninterest income	13,110	25,534
Total lease income	$17,485	$33,996
(1) Other leasing and equipment finance noninterest income consists of gains (losses) on sales of leased equipment, fees and service charges on leases and gains (losses) on sales of leases.

Undiscounted future minimum lease payments receivable for direct financing and sales-type leases and a reconciliation to the carrying amount recorded were as follows:

(Dollars in Thousands)
Remaining in 2020	$46,751
2021	81,458
2022	61,177
2023	37,755
2024	20,933
Thereafter	6,931
Equipment under leases not yet commenced	—
Total undiscounted future minimum lease payments receivable for direct financing and sales-type leases	255,005
Third-party residual value guarantees	—
Total carrying amount of direct financing and sales-type leases	$255,005

The Company did not record any contingent rental income from direct financing and sales-type leases in the six months ended March 31, 2020.

During the Company's fiscal 2020 second quarter, the COVID-19 pandemic began impacting global and US markets and macroeconomic conditions. Although the effect of the pandemic on the Company's loan and lease portfolio is difficult to predict at this time, management performed an evaluation of the loan and lease portfolio in order to assess the impact on repayment sources and underlying collateral that could result in additional losses. The framework for the analysis was based on the Company's current allowance for loan and lease losses ("ALLL") methodology with additional considerations. From this impact assessment, additional reserve levels were estimated by increasing historical loss rate expectations and qualitative factors. Borrowers within certain industries were considered higher risk for credit loss (e.g. transportation, hospitality, travel, entertainment and retail).

Based on the Company's assessment of the COVID-19 pandemic, the Company recognized an additional provision for loan and lease losses of $15.8 million. The Company will continue to assess the impact to their customers and businesses as a result of COVID-19 and refine their estimate as more information becomes available.

Activity in the allowance for loan and lease losses and balances of loans and leases by portfolio segment for each of the three and six months ended was as follows:

	Three Months Ended March 31, 2020
(Dollars in Thousands)	Beginning balance	Provision (recovery) for loan and lease losses	Charge-offs	Recoveries	Ending balance
Allowance for loan and lease losses:
National Lending
Term lending	$6,750	$5,679	$(877)	$95	$11,647
Asset based lending	1,995	803	—	28	2,826
Factoring	3,548	1,231	(345)	10	4,444
Lease financing	1,695	1,043	(152)	97	2,683
Insurance premium finance	970	1,935	(789)	26	2,142
SBA/USDA	765	910	(117)	—	1,558
Other commercial finance	160	392	—	—	552
Commercial finance	15,883	11,993	(2,280)	256	25,852
Consumer credit products	1,107	(25)	—	—	1,082
Other consumer finance	4,889	(1,308)	(907)	740	3,414
Consumer finance	5,996	(1,333)	(907)	740	4,496
Tax services	1,650	19,596	—	74	21,320
Warehouse finance	269	65	—	—	334
Total National Lending	23,798	30,321	(3,187)	1,070	52,002
Community Banking
Commercial real estate and operating	4,665	5,404	—	—	10,069
Consumer one-to-four family real estate and other	1,031	1,319	—	—	2,350
Agricultural real estate and operating	682	252	—	—	934
Total Community Banking	6,378	6,975	—	—	13,353
Total	$30,176	$37,296	$(3,187)	$1,070	$65,355

	Six Months Ended March 31, 2020
(Dollars in Thousands)	Beginning balance	Provision (recovery) for loan and lease losses	Charge-offs	Recoveries	Ending balance
Allowance for loan and lease losses:
National Lending
Term lending	$5,533	$9,081	$(3,172)	$205	$11,647
Asset based lending	2,437	342	—	47	2,826
Factoring	3,261	1,489	(735)	429	4,444
Lease financing	1,275	1,546	(367)	229	2,683
Insurance premium finance	1,024	2,076	(1,074)	116	2,142
SBA/USDA	383	1,292	(117)	—	1,558
Other commercial finance	683	(131)	—	—	552
Commercial finance	14,596	15,695	(5,465)	1,026	25,852
Consumer credit products	1,044	38	—	—	1,082
Other consumer finance	5,118	(833)	(1,640)	769	3,414
Consumer finance	6,162	(795)	(1,640)	769	4,496
Tax services	—	20,507	—	813	21,320
Warehouse finance	263	71	—	—	334
Total National Lending	21,021	35,478	(7,105)	2,608	52,002
Community Banking
Commercial real estate and operating	6,208	3,861	—	—	10,069
Consumer one-to-four family real estate and other	1,053	1,297	—	—	2,350
Agricultural real estate and operating	867	67	—	—	934
Total Community Banking	8,128	5,225	—	—	13,353
Total	$29,149	$40,703	$(7,105)	$2,608	$65,355

	Three Months Ended March 31, 2019
(Dollars in Thousands)	Beginning balance	Provision (recovery) for loan and lease losses	Charge-offs	Recoveries	Ending balance
Allowance for loan and lease losses:
National Lending
Term lending	$1,835	$1,654	$(453)	$85	$3,121
Asset based lending	775	634	—	1	1,410
Factoring	1,062	1,799	(1,125)	25	1,761
Lease financing	539	748	(591)	237	933
Insurance premium finance	972	1,797	(1,877)	27	919
SBA/USDA	253	221	—	—	474
Other commercial finance	291	234	—	—	525
Commercial finance	5,727	7,087	(4,046)	375	9,143
Consumer credit products	1,151	163	—	—	1,314
Other consumer finance	4,222	3,336	(2,456)	28	5,130
Consumer finance	5,373	3,499	(2,456)	28	6,444
Tax services	1,546	22,473	(1)	84	24,102
Warehouse finance	176	9	—	—	185
Total National Lending	12,822	33,068	(6,503)	487	39,874
Community Banking
Commercial real estate and operating	6,570	103	—	—	6,673
Consumer one-to-four family real estate and other	719	259	(20)	—	958
Agricultural real estate and operating	1,179	(112)	—	100	1,167
Total Community Banking	8,468	250	(20)	100	8,798
Total	$21,290	$33,318	$(6,523)	$587	$48,672

	Six Months Ended March 31, 2019
(Dollars in Thousands)	Beginning balance	Provision (recovery) for loan and lease losses	Charge-offs	Recoveries	Ending balance
Allowance for loan and lease losses:
National Lending
Term lending	$89	$2,364	$(781)	$1,449	$3,121
Asset based lending	47	1,358	—	5	1,410
Factoring	64	3,022	(1,375)	50	1,761
Lease financing	30	1,348	(943)	498	933
Insurance premium finance	1,031	1,890	(2,085)	83	919
SBA/USDA	13	461	—	—	474
Other commercial finance	28	497	—	—	525
Commercial finance	1,302	10,940	(5,184)	2,085	9,143
Consumer credit products	785	529	—	—	1,314
Other consumer finance	2,820	6,359	(4,079)	30	5,130
Consumer finance	3,605	6,888	(4,079)	30	6,444
Tax services	—	23,969	(43)	176	24,102
Warehouse finance	65	461,000	—	—	185
Total National Lending	4,972	41,917	(9,306)	2,291	39,874
Community Banking
Commercial real estate and operating	6,220	453	—	—	6,673
Consumer one-to-four family real estate and other	632	346	(20)	—	958
Agricultural real estate and operating	1,216	(299)	—	250	1,167
Total Community Banking	8,068	500	(20)	250	8,798
Total	$13,040	$42,417	$(9,326)	$2,541	$48,672

The following tables provide details regarding the allowance for loan and lease losses and balance by type of allowance:

	Allowance			Loans and Leases
Recorded Investment	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total
As of March 31, 2020	(Dollars in Thousands)
National Lending
Term lending	$1,883	$9,764	$11,647	$27,538	$698,043	$725,581
Asset based lending	—	2,826	2,826	—	250,211	250,211
Factoring	561	3,883	4,444	5,989	279,506	285,495
Lease financing	395	2,288	2,683	2,072	236,716	238,788
Insurance premium finance	—	2,142	2,142	—	332,800	332,800
SBA/USDA	1,164	394	1,558	3,553	88,447	92,000
Other commercial finance	—	552	552	—	101,472	101,472
Commercial finance	4,003	21,849	25,852	39,152	1,987,195	2,026,347
Consumer credit products	—	1,082	1,082	—	113,544	113,544
Other consumer finance	—	3,414	3,414	1,910	142,985	144,895
Consumer finance	—	4,496	4,496	1,910	256,529	258,439
Tax services	—	21,320	21,320	—	95,936	95,936
Warehouse finance	—	334	334	—	333,829	333,829
Total National Lending	4,003	47,999	52,002	41,062	2,673,489	2,714,551
Community Banking
Commercial real estate and operating	55	10,014	10,069	399	654,030	654,429
Consumer one-to-four family real estate and other	—	2,350	2,350	108	204,938	205,046
Agricultural real estate and operating	—	934	934	2,437	34,322	36,759
Total Community Banking	55	13,298	13,353	2,944	893,290	896,234
Total	$4,058	$61,297	$65,355	$44,006	$3,566,779	$3,610,785

	Allowance			Loans and Leases
Recorded Investment	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total
As of September 30, 2019	(Dollars in Thousands)
National Lending
Term lending	$450	$5,083	$5,533	$19,568	$622,174	$641,742
Asset based lending	—	2,437	2,437	378	250,087	250,465
Factoring	1,262	1,999	3,261	3,824	292,683	296,507
Lease financing	112	1,163	1,275	1,213	176,702	177,915
Insurance premium finance	—	1,024	1,024	—	361,105	361,105
SBA/USDA	51	332	383	3,841	84,990	88,831
Other commercial finance	—	683	683	—	99,665	99,665
Commercial finance	1,875	12,721	14,596	28,824	1,887,406	1,916,230
Consumer credit products	—	1,044	1,044	—	106,794	106,794
Other consumer finance	—	5,118	5,118	1,472	159,932	161,404
Consumer finance	—	6,162	6,162	1,472	266,726	268,198
Tax services	—	—	—	—	2,240	2,240
Warehouse finance	—	263	263	—	262,924	262,924
Total National Lending	1,875	19,146	21,021	30,296	2,419,296	2,449,592
Community Banking
Commercial real estate and operating	—	6,208	6,208	258	883,674	883,932
Consumer one-to-four family real estate and other	—	1,053	1,053	100	259,325	259,425
Agricultural real estate and operating	—	867	867	2,985	55,479	58,464
Total Community Banking	—	8,128	8,128	3,343	1,198,478	1,201,821
Total	$1,875	$27,274	$29,149	$33,639	$3,617,774	$3,651,413

In response to the COVID-19 pandemic, the Company allowed modifications, such as payment deferrals and temporary forbearance, to credit-worthy borrowers who are experiencing temporary hardship due to the effects of COVID-19. Accordingly, if all payments were less than 30 days past due prior to the onset of the pandemic effects, the loan or lease will not be reported as past due during the deferral or forbearance period. As of March 31, 2020, the Company made modifications to approximately $9.5 million of loans and leases due to performing borrowers experiencing temporary hardship from COVID-19. These modifications consisted solely of payment deferrals ranging from 30 days to six months. These modifications are in line with applicable regulatory guidelines and, therefore, they are not reported as troubled-debt restructurings.

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

Beginning in the fiscal 2020 first quarter the Company implemented changes to the risk rating approach on certain commercial finance portfolios as part of a streamlining process to provide a more consistent risk rating approach across all of its lending portfolios. Based upon a study of the Company's special mention commercial finance loans and leases, the Company determined that approximately $117.0 million of those loans and leases should be rated as watch under the new approach. Prior to the fiscal 2020 first quarter, none of the Company's commercial finance loans and leases were rated as watch. Based on Meta's allowance methodology, these changes in risk ratings did not have a direct impact on the allowance for loan and lease losses. The aggregate balance of watch and special mention loans and leases within the commercial finance portfolio increased to $201.1 million at March 31, 2020, compared to $145.0 million at September 30, 2019.

The Company has various portfolios of consumer finance and tax services loans that present unique risks. Due to the unique risks associated with these portfolios, the Company monitors other credit quality indicators in their evaluation of the appropriateness of the allowance for loan losses on these portfolios, and as such, these loans are not included in the asset classification table below, beginning in the fiscal 2020 first quarter. The September 30, 2019 asset classification table has been conformed to the current presentation. The outstanding balances of consumer finance loans and tax services loans were $258.4 million and $95.9 million at March 31, 2020, respectively, and $268.2 million and $2.2 million at September 30, 2019, respectively.

The asset classifications of loans and leases were as follows:

Asset Classification	Pass	Watch	Special Mention	Substandard	Doubtful	Total
As of March 31, 2020	(Dollars in Thousands)
National Lending
Term lending	$656,943	$39,678	$1,422	$27,538	$—	$725,581
Asset based lending	153,887	82,771	13,553	—	—	250,211
Factoring	233,244	40,333	5,929	5,989	—	285,495
Lease financing	231,025	4,809	883	1,762	309	238,788
Insurance premium finance	329,595	1,608	681	716	200	332,800
SBA/USDA	79,756	1,874	6,816	3,554	—	92,000
Other commercial finance	100,699	773	—	—	—	101,472
Commercial finance	1,785,149	171,846	29,284	39,559	509	2,026,347
Warehouse finance	333,829	—	—	—	—	333,829
Total National Lending	2,118,978	171,846	29,284	39,559	509	2,360,176
Community Banking
Commercial real estate and operating	645,407	698	4,172	4,152	—	654,429
Consumer one-to-four family real estate and other	203,814	313	725	194	—	205,046
Agricultural real estate and operating	24,677	—	2,816	9,266	—	36,759
Total Community Banking	873,898	1,011	7,713	13,612	—	896,234
Total loans and leases	$2,992,876	$172,857	$36,997	$53,171	$509	$3,256,410

Asset Classification	Pass	Watch	Special Mention	Substandard	Doubtful	Total
As of September 30, 2019	(Dollars in Thousands)
National Lending
Term lending	$585,382	$—	$36,792	$19,024	$544	$641,742
Asset based lending	192,427	—	57,660	378	—	250,465
Factoring	256,048	—	36,635	3,824	—	296,507
Lease financing	171,785	—	4,917	1,213	—	177,915
Insurance premium finance	361,105	—	—	—	—	361,105
SBA/USDA	76,609	—	8,381	3,841	—	88,831
Other commercial finance	99,057	—	608	—	—	99,665
Commercial finance	1,742,413	—	144,993	28,280	544	1,916,230
Warehouse finance	262,924	—	—	—	—	262,924
Total National Lending	2,005,337	—	144,993	28,280	544	2,179,154
Community Banking
Commercial real estate and operating	875,933	1,494	2,884	3,621	—	883,932
Consumer one-to-four family real estate and other	257,575	946	708	196	—	259,425
Agricultural real estate and operating	39,409	4,631	5,876	8,548	—	58,464
Total Community Banking	1,172,917	7,071	9,468	12,365	—	1,201,821
Total loans and leases	$3,178,254	$7,071	$154,461	$40,645	$544	$3,380,975

National Lending

Commercial Finance
The Company's commercial finance product lines include term lending, asset based lending, factoring, leasing, insurance premium finance, government guaranteed lending and other commercial finance products offered on a nationwide basis.

Term Lending. Through its Crestmark division, the Bank originates a variety of collateralized conventional term loans and notes receivable, while terms range from three years to 25 years, the weighted average life is approximately 53 months. These term loans may be secured by equipment, recurring revenue streams, or real estate. Credit risk is managed through setting loan amounts appropriate for the collateral by utilizing information ranging from equipment cost, appraisals, valuations, or lending history. The Bank follows standardized loan policies and established and authorized credit limits and applies attentive portfolio management, which includes monitoring past dues, financial performance, financial covenants, and industry trends. As of March 31, 2020, 27% of the term lending portfolio exposure is concentrated in solar/alternative energy, most of which are construction projects that will convert to longer term government guaranteed facilities upon completion of the construction phase. Equipment Finance Agreements ("EFAs") and Installment Purchase Agreements ("IPAs") make up $273 million, or 38%, of the term lending total as of March 31, 2020.

Asset Based Lending. Through its Crestmark division, the Bank provides asset based loans secured by short-term assets such as inventory, accounts receivable, and work-in-process. Asset based loans may also be secured by real estate and equipment. The primary sources of repayment are the operating income of the borrower, the collection of the receivables securing the loan, and/or the sale of the inventory securing the loan. Loans are typically revolving lines of credit with terms of one year to three years, whereby the Bank withholds a contingency reserve representing the difference between the amount advanced and the fair value of the invoice amount or other collateral value. Credit risk is managed through advance rates appropriate for the collateral (generally, advance rates on accounts receivable is 85% and inventory advance rates range from 40% to 50%), standardized loan policies, established and authorized credit limits, attentive portfolio management and the use of lock box agreements and similar arrangements that result in the Company receiving and controlling the debtors' cash receipts. As of March 31, 2020, approximately 70% of these loans were backed by accounts receivable.

Factoring. Through its Crestmark division, the Bank provides factoring lending where clients provide detailed inventory, accounts receivable, and work-in-process reports for lending arrangements. The factoring clients are diversified as to industry and geography. With these loans, the Crestmark division withholds a contingency reserve, which is the difference between the fair value of the invoice amount or other collateral value and the amount advanced (generally, advance rates are 85% on accounts receivable). This reserve is withheld for nonpayment of factored receivables, service fees and other adjustments. Credit risk is managed through standardized advance policies, established and authorized credit limits, verification of receivables, attentive portfolio management and the use of lock box agreements and similar arrangements that result in the Company receiving and controlling the client's cash receipts. In addition, clients generally guarantee the payment of purchased accounts receivable. As of March 31, 2020, approximately 95% of these loans were backed by accounts receivable.

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

Insurance Premium Finance. Through its AFS/IBEX division the Bank provides, on a national basis, short-term, primarily collateralized financing to facilitate the commercial customers’ purchase of insurance for various forms of risk, otherwise known as insurance premium financing. This includes, but is not limited to, policies for commercial property, casualty and liability risk.  Premiums are advanced either directly to the insurance carrier or through an intermediary/broker and repaid by the policyholder with interest during the policy term.  The policyholder generally makes a 20% to 25% down payment to the insurance broker and finances the remainder over nine months to 10 months on average.  The down payment is set such that if the policy is canceled, the unearned premium is typically sufficient to cover the loan balance and accrued interest and is returned by the insurer to the Bank on a pro rata basis. Over 90% of the portfolio finances policies provided by investment grade-rated insurance company partners.

Small Business Administration ("SBA") and United States Department of Agriculture ("USDA"). The Bank originates loans through programs partially guaranteed by the SBA or USDA. These loans are made to small businesses and professionals with what the Bank believes are lower risk characteristics. Certain guaranteed portions of these loans are generally sold to the secondary market. Also see Note 3 to the Condensed Consolidated Financial Statements included in this quarterly report. As part of the SBA's coronavirus debt relief efforts, the SBA will pay six months of principal, interest, and any associated fees that borrowers owe for all current 7(a), 504, and Microloans in regular servicing status as well as new 7(a), 504, and Microloans disbursed prior to September 27, 2020. As of March 31, 2020, there were 110 loans with a retained outstanding balance of $36.4 million receiving six months principal and interest from the SBA.

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

Through March 31, 2020, the Bank has launched two consumer credit programs. The loan products offered under these programs are generally closed-end installment loans with terms between 12 months and 84 months and revolving lines of credit with durations between six months and 60 months.
Other Consumer Finance. The Bank's purchased student loan portfolios are seasoned, floating rate, private portfolios that are serviced by a third-party servicer. The portfolio purchased during the fiscal 2018 first quarter is indexed to one-month of the London Interbank Offered Rate ("LIBOR"), while the portfolio purchased in the fiscal 2017 first quarter is indexed to three-month LIBOR plus various margins. The Company received written notification on June 18, 2018 from ReliaMax Surety Company ("ReliaMax"), the company that provided insurance coverage for the student loan portfolios, which informed policy holders that the South Dakota Division of Insurance filed a petition to have ReliaMax declared insolvent and to adopt a plan of liquidation. An Order of Liquidation was entered on June 27, 2018 by the Sixth Circuit Court in Hughes County, South Dakota, declaring ReliaMax insolvent and appointing the South Dakota Division of Insurance as liquidator to adopt a plan of liquidation. The Company expects to ultimately recover a portion of the unearned premiums, though the Company can provide no assurance as to the timing and amount of any such recovery.

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

Community Banking

Effective on the Closing Date of the Community Bank division sale to Central Bank, the Company substantially ceased originating loans within its Community Banking loan portfolio. The Company entered a servicing agreement with Central Bank for the retained Community Bank loan portfolio that became effective on the Closing Date. See Note 4. Divestitures for further information related to the Community Banking lending portfolio.

Commercial Real Estate and Operating
The Company's commercial and multi-family real estate loans are secured primarily by apartment buildings, office buildings, and hotels. Commercial and multi-family real estate loans generally were underwritten with terms not exceeding 20 years, have loan-to-value ratios of up to 80% of the appraised value of the property securing the loan, and are typically secured by guarantees of the borrowers. As of March 31, 2020, multi-family real estate loan balances totaled $238.5 million, over 96% of which were located within the Community Bank division's footprint of South Dakota and Iowa. The average loan-to-value ratio on multi-family real estate loans at the time of the Company's most recently completed annual stress test analysis was approximately 69%.

As of March 31, 2020, hospitality loan balances totaled $157.1 million, of which approximately 29% were located in the Community Bank division's footprint of South Dakota and Iowa, while the majority of the remaining balances were through developers headquartered in the Community Bank division footprint with properties located in Minnesota, North Dakota, Nebraska, Wisconsin, Kansas, Arizona, Colorado and California. Over 96% of the outstanding loan balances are flagged hotel relationships and a large majority of the loans have guarantors by individuals with a strong combined net worth. The average loan-to-value ratio on hospitality loans was approximately 61%.

Most of the Company's commercial operating loans were extended to finance local and regional businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable.  Commercial operating loans also may involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies. The maximum term for loans extended on machinery and equipment is based on the projected useful life of such machinery and equipment.  Generally, the maximum term on non-mortgage lines of credit is one year.

Consumer One-to-Four Family Real Estate and Other
The Company's one-to-four family residential mortgage loans have terms up to a maximum of 30 years and with loan-to-value ratios up to 100% of the lesser of the appraised value of the property securing the loan or the contract price. However, the vast majority of these loans were originated with loan-to-value ratios below 80%. The Company also has five year and ten year ARM loans. As of March 31, 2020, over 91% of the one-to-four family real estate loans were located within the Community Bank division's footprint of South Dakota and Iowa.

The Company also has a variety of secured consumer loans, primarily made up of home equity and home improvement loans. Substantially all of the Company’s home equity loans and lines of credit are secured by second mortgages on principal residences. The Bank lent amounts which, together with all prior liens, may have been up to 90% of the appraised value of the property securing the loan. Home equity loans and lines of credit generally have maximum terms of five years. As of March 31, 2020, the outstanding balance in these secured consumer loans was less than $6.0 million and approximately 99% of those were located within the Community Bank division's footprint of South Dakota and Iowa.

Agricultural Real Estate and Operating
The Company's agricultural loans finance the purchase of farmland, livestock, farm machinery and equipment, seed, fertilizer, and other farm-related products. Agricultural operating loans are at either an adjustable- or fixed-rate of interest for up to a one year term or, in the case of livestock, are due upon sale. Agricultural real estate loans were frequently originated with adjustable rates of interest. Generally, such loans provide for a fixed rate of interest for the first five years to 10 years, after which the loan will balloon or the interest rate will adjust annually. These loans generally amortize over a period of 20 years to 25 years. Fixed-rate agricultural real estate loans typically have terms up to 10 years. Agricultural real estate loans are generally limited to 75% of the value of the property securing the loan. As of March 31, 2020, 70% of the agricultural loans were real estate loans while the remaining 30% were agricultural operating loans and approximately 94% of the total agricultural loans were located within the Community Bank division's footprint of South Dakota and Iowa.

Past due loans and leases were as follows:

	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in Thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Non-accrual balance	Total
As of March 31, 2020
Loans held for sale	$—	$—	$—	$—	$13,610	$13,610	$—	$—	$—

National Lending
Term lending	21,532	3,301	12,723	37,556	688,025	725,581	4,068	12,280	16,348
Asset based lending	—	—	—	—	250,211	250,211	—	—	—
Factoring	—	—	—	—	285,495	285,495	—	466	466
Lease financing	10,979	827	2,038	13,844	224,944	238,788	1,344	693	2,037
Insurance premium finance	3,299	657	3,109	7,065	325,735	332,800	3,109	—	3,109
SBA/USDA	—	2,702	851	3,553	88,447	92,000	851	2,585	3,436
Other commercial finance	—	—	—	—	101,472	101,472	—	—	—
Commercial finance	35,810	7,487	18,721	62,018	1,964,329	2,026,347	9,372	16,024	25,396
Consumer credit products	1,117	521	440	2,078	111,466	113,544	440	—	440
Other consumer finance	664	557	905	2,126	142,769	144,895	905	—	905
Consumer finance	1,781	1,078	1,345	4,204	254,235	258,439	1,345	—	1,345
Tax services	668	—	—	668	95,268	95,936	—	—	—
Warehouse finance	—	—	—	—	333,829	333,829	—	—	—
Total National Lending	38,259	8,565	20,066	66,890	2,647,661	2,714,551	10,717	16,024	26,741
Community Banking
Commercial real estate and operating	561	—	259	820	653,609	654,429	259	—	259
Consumer one-to-four family real estate and other	144	—	49	193	204,853	205,046	—	49	49
Agricultural real estate and operating	307	2,735	4,415	7,457	29,302	36,759	2,646	1,769	4,415
Total Community Banking	1,012	2,735	4,723	8,470	887,764	896,234	2,905	1,818	4,723
Total loans and leases held for investment	39,271	11,300	24,789	75,360	3,535,425	3,610,785	13,622	17,842	31,464

Total loans and leases	$39,271	$11,300	$24,789	$75,360	$3,549,035	$3,624,395	$13,622	$17,842	$31,464

	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in Thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Non-accrual balance	Total
As of September 30, 2019
Loans held for sale	$1,122	$755	$964	$2,841	$145,936	$148,777	$964	$—	$964

National Lending
Term lending	2,162	910	14,098	17,170	624,572	641,742	2,241	12,146	14,387
Asset based lending	—	—	—	—	250,465	250,465	—	—	—
Factoring	—	—	—	—	296,507	296,507	—	1,669	1,669
Lease financing	1,160	1,134	1,736	4,030	173,885	177,915	1,530	308	1,838
Insurance premium finance	1,999	2,881	3,807	8,687	352,418	361,105	3,807	—	3,807
SBA/USDA	83	—	255	338	88,493	88,831	—	255	255
Other commercial finance	—	—	—	—	99,665	99,665	—	—	—
Commercial finance	5,404	4,925	19,896	30,225	1,886,005	1,916,230	7,578	14,378	21,956
Consumer credit products	627	557	239	1,423	105,371	106,794	239	—	239
Other consumer finance	932	1,005	1,078	3,015	158,389	161,404	1,078	—	1,078
Consumer finance	1,559	1,562	1,317	4,438	263,760	268,198	1,317	—	1,317
Tax services	—	—	2,240	2,240	—	2,240	2,240	—	2,240
Warehouse finance	—	—	—	—	262,924	262,924	—	—	—
Total National Lending	6,963	6,487	23,453	36,903	2,412,689	2,449,592	11,135	14,378	25,513
Community Banking
Commercial real estate and operating	565	—	—	565	883,367	883,932	—	—	—
Consumer one-to-four family real estate and other	458	—	9	467	258,958	259,425	—	44	44
Agricultural real estate and operating	49	—	—	49	58,415	58,464	—	—	—
Total Community Banking	1,072	—	9	1,081	1,200,740	1,201,821	—	44	44
Total loans and leases held for investment	8,035	6,487	23,462	37,984	3,613,429	3,651,413	11,135	14,422	25,557

Total loans and leases	$9,157	$7,242	$24,426	$40,825	$3,759,365	$3,800,190	$12,099	$14,422	$26,521

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

Impaired loans and leases were as follows:

As of March 31, 2020	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans and leases without a specific valuation allowance	(Dollars in Thousands)
National Lending
Term lending	$15,074	$17,849	$—
Factoring	5,332	6,407	—
Lease financing	1,254	1,254	—
Commercial finance	21,660	25,510	—
Other consumer finance	1,910	1,995	—
Consumer finance	1,910	1,995	—
Total National Lending	23,570	27,505	—
Community Banking
Commercial real estate and operating	259	259	—
Consumer one-to-four family real estate and other	108	108	—
Agricultural real estate and operating	2,437	2,437	—
Total Community Banking	2,804	2,804	—
Total	$26,374	$30,309	$—
Loans and leases with a specific valuation allowance
National Lending
Term lending	$12,464	$12,476	$1,883
Factoring	657	657	561
Lease financing	818	818	395
SBA/USDA	3,553	3,553	1,164
Commercial finance	17,492	17,504	4,003
Total National Lending	17,492	17,504	4,003
Community Banking
Commercial real estate and operating	140	140	55
Total Community Banking Loans	140	140	55
Total	$17,632	$17,644	$4,058

As of September 30, 2019	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans and leases without a specific valuation allowance	(Dollars in Thousands)
National Lending
Term lending	$12,644	$13,944	$—
Asset based lending	378	378	—
Factoring	1,563	2,638	—
Lease financing	1,062	1,062	—
SBA/USDA	2,595	2,595	—
Commercial finance	18,242	20,617	—
Other consumer finance	1,472	1,539	—
Consumer finance	1,472	1,539	—
Total National Lending	19,714	22,156	—
Community Banking
Commercial real estate and operating	258	258	—
Consumer one-to-four family real estate and other	100	100	—
Agricultural real estate and operating	2,985	2,985	—
Total Community Banking	3,343	3,343	—
Total	$23,057	$25,499	$—
Loans and leases with a specific valuation allowance
National Lending
Term lending	$6,924	$6,951	$450
Factoring	2,261	3,601	1,262
Lease financing	151	151	112
SBA/USDA	1,246	1,246	51
Commercial finance	10,582	11,949	1,875
Total National Lending	10,582	11,949	1,875
Total	$10,582	$11,949	$1,875

The following table provides the average recorded investment in impaired loans and leases for the three and six months ended:

	Three Months Ended March 31,
	2020		2019
(Dollars in Thousands)	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
National Lending
Term lending	$26,454	$46	$4,388	$95
Asset based lending	350	—	1,022	—
Factoring	4,596	—	3,131	—
Lease financing	2,154	12	2,259	7
SBA/USDA	3,640	—	—	—
Commercial finance	37,194	58	10,800	102
Other consumer finance	1,775	39	1,232	10
Consumer finance	1,775	39	1,232	10
Total National Lending	38,970	97	12,032	112
Community Banking
Commercial real estate and operating	682	12	268	—
Consumer one-to-four family real estate and other	82	1	137	—
Agricultural real estate and operating	2,674	(186)	1,414	10
Total Community Banking	3,438	(173)	1,819	10
Total loans and leases	$42,408	$(76)	$13,851	$122

	Six Months Ended March 31,
	2020		2019
(Dollars in Thousands)	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
National Lending
Term lending	$22,995	$120	$—	$174
Asset based lending	389	—	2,648	—
Factoring	4,223	—	2,956	5
Lease financing	2,920	12	5,842	17
SBA/USDA	3,714	—	—	—
Commercial finance	34,241	132	11,446	196
Other consumer finance	1,663	73	1,227	10
Consumer finance	1,663	73	1,227	10
Total National Lending	35,904	205	12,673	206
Community Banking
Commercial real estate and operating	564	25	336	4
Consumer one-to-four family real estate and other	85	9	138	2
Agricultural real estate and operating	2,798	(144)	1,443	35
Total Community Banking	3,447	(110)	1,917	41
Total loans and leases	$39,351	$95	$14,590	$247

The Company’s troubled debt restructurings ("TDRs") typically involve forgiving a portion of interest or principal on existing loans, making loans at a rate materially less than current market rates, or extending the term of the loan. There were $3.7 million of national lending loans that were modified in a TDR during the three months ended March 31, 2020, all of which were modified to extend the term of the loan, and no community banking loans. There were $1.5 million of national lending loans and leases that were modified in a TDR during the three months ended March 31, 2019 and no community banking loans.

During the six months ended March 31, 2020, there were $4.1 million of national lending loans and $0.6 million of community bank loans that were modified in a TDR, all of which were modified to extend the term of the loan. There were $1.6 million of national lending loans and leases and $0.1 million of community banking loans that were modified in a TDR during the six months ended March 31, 2019.

During the six months ended March 31, 2020, the Company had $3.2 million of community banking loans and $2.9 million of national lending loans that were modified in a TDR within the previous 12 months and for which there was a payment default. During the six months ended March 31, 2019, the Company had $0.9 million of community banking loans and no national lending loans that were modified in a TDR within the previous 12 months and for which there was a payment default. TDR net charge-offs and the impact of TDRs on the Company's allowance for loan and lease losses were insignificant during the quarters ended March 31, 2020 and March 31, 2019.

NOTE 7. EARNINGS PER COMMON SHARE

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

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted earnings per share is presented below.

	Three Months Ended March 31,
(Dollars in Thousands, Except Share and Per Share Data)	2020	2019
Basic income per common share:
Net income attributable to Meta Financial Group, Inc.	$52,304	$32,120
Weighted average common shares outstanding	35,948,799	39,429,595
Basic income per common share	$1.45	$0.81

Diluted income per common share:
Net income attributable to Meta Financial Group, Inc.	$52,304	$32,120
Weighted average common shares outstanding	35,948,799	39,429,595
Outstanding options - based upon the two-class method	21,497	67,237
Weighted average diluted common shares outstanding	35,970,296	39,496,832
Diluted income per common share	$1.45	$0.81

	Six Months Ended March 31,
(Dollars in Thousands, Except Share and Per Share Data)	2020	2019
Basic income per common share:
Net income attributable to Meta Financial Group, Inc.	$73,372	$47,518
Weighted average common shares outstanding	36,691,705	39,381,682
Basic income per common share	$2.00	$1.21

Diluted income per common share:
Net income attributable to Meta Financial Group, Inc.	$73,372	$47,518
Weighted average common shares outstanding	36,691,705	39,381,682
Outstanding options - based upon the two-class method	21,634	68,581
Weighted average diluted common shares outstanding	36,713,339	39,450,263
Diluted income per common share	$2.00	$1.20

NOTE 8. RENTAL EQUIPMENT, NET
Rental equipment consists of the following:

(Dollars in Thousands)	March 31, 2020	September 30, 2019
Computers and IT networking equipment	$28,335	$37,352
Motor vehicles and other	104,462	98,149
Office furniture and equipment	2,789	2,875
Solar panels and equipment	117,922	116,505
Total	253,508	254,881

Accumulated depreciation	(54,441)	(46,344)
Unamortized initial direct costs	1,770	—
Net book value	$200,837	$208,537

Undiscounted future minimum lease payments expected to be received for operating leases were as follows:

(Dollars in Thousands)
Remaining in 2020	$17,165
2021	30,130
2022	23,585
2023	19,307
2024	13,486
Thereafter	25,605
Total undiscounted future minimum lease payments receivable for operating leases	$129,278

NOTE 9. FORECLOSED REAL ESTATE AND REPOSSESSED ASSETS

The following table provides an analysis of changes in foreclosed real estate and repossessed assets:

	Six Months Ended March 31,
(Dollars in Thousands)	2020	2019
Balance, beginning of period	$29,494	$31,638
Additions	5,983	—
Reductions:
Write-downs	104	200
Net proceeds from sale	23,085	1,905
Gain (loss) on sale	(5,039)	15
Total reductions	28,228	2,090
Balance, ending of period	$7,249	$29,548

At March 31, 2020 and September 30, 2019, the Company had established a valuation allowance of $0.1 million for repossessed assets. As of March 31, 2020, the Company had one commercial finance relationship and one community bank relationship in the process of foreclosure. The Company had no loans or leases in the process of foreclosure at September 30, 2019.

During the six months ended March 31, 2020, the Company sold $28.1 million of other real estate owned ("OREO"), which consisted of assets related to a Community Bank agriculture real estate customer. The sale occurred via public auction and consisted of 30-plus parcels of land. The sale of 30-plus parcels closed in the fiscal 2020 first quarter. The Company applied Subtopic ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets to record the sale. The following table is a summary of the sale transaction, as reflected in the Company's financial statements:

(Dollars in Thousands)	March 31, 2020
Purchase price	$23,083
Carrying value of OREO	28,122
Loss on sale	(5,039)
Deferred income recognized	1,096
Net impact	$(3,943)

The Company recognized a $5.0 million loss from the sale of foreclosed property during the six months ended March 31, 2020, which is included in the "Gain (loss) on sale of other" line on the Consolidated Statements of Operations. The Company also recognized $1.1 million in deferred rental income and $0.2 million in OREO expenses related to these foreclosed properties during the six months ended March 31, 2020.

NOTE 10. GOODWILL AND INTANGIBLE ASSETS

The Company held a total of $309.5 million of goodwill at March 31, 2020. The recorded goodwill is a result of multiple business combinations that have been consummated since fiscal year 2015, with the most recent being the merger with Crestmark pursuant to the Crestmark Acquisition that closed on August 1, 2018. Goodwill is assessed for impairment at least annually or more often if conditions indicate a possible impairment. The assessment is done at a reporting unit level, which is one level below the operating segments. The Company has changed its basis of presentation for segments. The Company reviewed goodwill and intangible assets for impairment during the second quarter of 2020 due to the COVID-19 pandemic and deemed no impairment was necessary. See Note 17. Segment Reporting for additional information on the Company's segment reporting.

The changes in the carrying amount of the Company’s goodwill and intangible assets for the six months ended March 31, 2020 and 2019 were as follows:

(Dollars in Thousands)	Consumer	Commercial	Corporate Services/Other	Total
Goodwill
September 30, 2019	$87,145	$222,360	$—	$309,505
Acquisitions	—	—	—	—
Impairment	—	—	—	—
March 31, 2020	$87,145	$222,360	$—	$309,505

September 30, 2018	$87,145	$216,125	$—	$303,270
Acquisitions	—	—	—	—
Measurement Period Adjustments(1)	—	4,194	—	4,194
Impairment	—	—	—	—
March 31, 2019	$87,145	$220,319	$—	$307,464
(1) The Company recognized measurement period adjustments on provisional goodwill during the fiscal 2019 second quarter related to the Crestmark acquisition.

(Dollars in Thousands)	Trademark(1)	Non-Compete(2)	Customer Relationships(3)	All Others(4)	Total
Intangible Assets
Balance as of September 30, 2019	$11,959	$827	$33,207	$6,817	$52,810
Acquisitions during the period	—	—	—	33	33
Amortization during the period	(528)	(212)	(4,997)	(340)	(6,077)
Balance as of March 31, 2020	$11,431	$615	$28,210	$6,510	$46,766

Gross carrying amount	$14,624	$2,480	$82,088	$10,736	$109,928
Accumulated amortization	(3,193)	(1,865)	(43,630)	(3,567)	(52,255)
Accumulated impairment	—	—	(10,248)	(659)	(10,907)
Balance as of March 31, 2020	$11,431	$615	$28,210	$6,510	$46,766
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

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in the remaining six months of fiscal 2020 and subsequent fiscal years at March 31, 2020 was as follows:

(Dollars in Thousands)
Remaining in 2020	$4,919
2021	8,545
2022	6,419
2023	5,101
2024	4,383
2025	3,827
Thereafter	13,572
Total anticipated intangible amortization	$46,766

The Company tests intangible assets for impairment at least annually or more often if conditions indicate a possible impairment. There were no impairments to intangible assets during the three and six months ended March 31, 2020 and 2019.

NOTE 11. OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease ROU assets, included in other assets, were $27.3 million at March 31, 2020.

Operating lease liabilities, included in accrued expenses and other liabilities, were $28.6 million at March 31, 2020.

Undiscounted future minimum operating lease payments and a reconciliation to the amount recorded as operating lease liabilities were as follows:

(Dollars in Thousands)
Remaining in 2020	$1,843
2021	3,742
2022	3,480
2023	2,799
2024	2,808
Thereafter	18,520
Total undiscounted future minimum lease payments	33,192
Discount	(4,557)
Total operating lease liabilities	$28,635

The weighted-average discount rate and remaining lease term for operating leases were as follows:

March 31, 2020
Weighted-average discount rate	2.34%
Weighted-average remaining lease term (years)	11.7

The components of total lease costs for operating leases, included in occupancy and equipment noninterest expense, were as follows:

(Dollars in Thousands)	Six Months Ended March 31, 2020
Lease expense	$1,613
Short-term and variable lease cost	334
Sublease income	(364)
Total lease cost for operating leases	$1,583

NOTE 12. STOCKHOLDERS' EQUITY

Repurchase of Common Stock
During the six months ended March 31, 2020, the Company repurchased 3,497,565 of its shares, at an average price of $34.53, which exhausted the remaining shares available for repurchase by the Company under the March 26, 2019 share repurchase program. The Company's Board of Directors authorized the November 20, 2019 share repurchase program to repurchase up to an additional 7,500,000 shares of the Company's outstanding common stock through December 31, 2022. During the three months ended March 31, 2020, the Company repurchased 2,598,194 of its shares, at an average price of $34.71. The Company suspended its share repurchase activity in March 2020.
For the six months ended March 31, 2020, and 2019, the Company also repurchased 88,784 and 89,775 shares, or $2.9 million and $3.0 million of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

NOTE 13. STOCK COMPENSATION

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

The following tables show the activity of options and nonvested (restricted) shares granted, exercised, or forfeited under the 2002 Omnibus Incentive Plan for the six months ended March 31, 2020:

(Dollars in Thousands, Except Per Share Data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Options outstanding, September 30, 2019	59,835	$8.06	1.54	$1,469
Granted	—	—	—	—
Exercised	(29,922)	6.86	1.29	749
Forfeited or expired	—	—	—	—
Options outstanding, March 31, 2020	29,913	$9.27	0.78	$372

Options exercisable, March 31, 2020	29,913	$9.27	0.78	$372

(Dollars in Thousands, Except Per Share Data)	Number of Shares	Weighted Average Fair Value at Grant
Nonvested shares outstanding, September 30, 2019	926,122	$29.54
Granted	179,372	33.29
Vested	(272,859)	30.08
Forfeited or expired	(9,584)	31.48
Nonvested shares outstanding, March 31, 2020	823,051	$30.15

At March 31, 2020, stock-based compensation expense not yet recognized in income totaled $11.1 million, which is expected to be recognized over a weighted average remaining period of 2.53 years.

NOTE 14. INCOME TAXES

The Company recorded an income tax expense of $6.3 million for the six months ended March 31, 2020, resulting in an effective tax rate of 7.66%, compared to an income tax benefit of $2.1 million, or an effective tax rate of (4.40%), for the six months ended March 31, 2019. The Company’s effective tax rate was lower than the U.S. statutory rate of 21% primarily because of the anticipated effect of investment tax credits during fiscal year 2019. The Company’s effective tax rate in the future will depend in part on actual investment tax credits earned as part of its financing of solar energy projects.

The table below compares the income tax expense components for the periods presented.

	Six Months Ended March 31,
(Dollars in Thousands)	2020	2019
Provision at statutory rate	$16,730	$9,541
Tax-exempt income	(591)	(1,824)
State income taxes	3,682	2,143
Interim period effective rate adjustment	(3,321)	(3,968)
Tax credit investments, net - federal	(9,536)	(9,568)
Research tax credit	(1,709)	—
IRC 162(m) nondeductible compensation	1,019	1,561
Other, net	23	29
Income tax expense (benefit)	$6,297	$(2,086)
Effective tax rate	7.66%	(4.40)%

The Company does not expect significant income tax impacts due to the CARES Act, which was signed in response to the COVID-19 pandemic.

NOTE 15. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank makes various commitments to extend credit that are not reflected in the accompanying Condensed Consolidated Financial Statements as described below.

At March 31, 2020 and September 30, 2019, unfunded loan commitments approximated $985.5 million and $978.1 million, respectively, excluding undisbursed portions of loans in process. Commitments, which are disbursed subject to certain limitations, extend over various periods of time. Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract.

The Company had no commitments to purchase securities at March 31, 2020 or September 30, 2019. The Company had no commitments to sell securities at March 31, 2020 or September 30, 2019.

The exposure to credit loss in the event of non-performance by other parties to financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policies and collateral requirements are used in making commitments and conditional obligations as are used for on-balance-sheet instruments. At March 31, 2020 and at September 30, 2019, the Company had an allowance for credit losses on off-balance sheet credit exposures of $0.1 million. This amount is maintained as a separate liability account within other liabilities.

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

The Bank was served on December 24, 2018, with a lawsuit captioned The Ohio Valley Bank Company v. MetaBank dba Refund Advantage, Case No. 18 CV 134 in the Court of Common Pleas, Gallia County, Ohio. This action alleges that MetaBank breached a contract with The Ohio Valley Bank Company by terminating the contract before the term expired, resulting in over $3.0 million in damages. This matter was settled between the parties upon terms agreeable to the Bank, and has been dismissed.

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

NOTE 16. REVENUE FROM CONTRACTS WITH CUSTOMERS

Topic 606 applies to all contracts with customers unless such revenue is specifically addressed under existing guidance. The table below presents the Company’s revenue by operating segment. For additional descriptions of the Company’s operating segments, including additional financial information and the underlying management accounting process, see Note 17. Segment Reporting to the Condensed Consolidated Financial Statements.

(Dollars in Thousands)	Consumer		Commercial		Corporate Services/Other		Consolidated Company
Three Months Ended March 31,	2020	2019	2020	2019	2020	2019	2020	2019
Net interest income(1)	$20,165	$19,829	$37,026	$37,965	$10,546	$13,556	$67,737	$71,350
Noninterest income:
Refund transfer product fees	28,939	31,601	—	—	—	—	28,939	31,601
Tax advance product fees(1)	29,536	33,038	—	—	—	—	29,536	33,038
Payment card and deposit fees	23,156	24,671	—	—	—	—	23,156	24,671
Other bank and deposit fees	—	—	268	283	113	191	381	474
Rental income(1)	5	—	11,094	9,890	1	—	11,100	9,890
Gain on sale of securities available-for-sale, net(1)	—	—	—	—	—	231	—	231
Gain on divestitures(1)	—	—	—	—	19,275	—	19,275	—
(Loss) gain on sale of other(1)	(259)	58	2,579	2,151	5	21	2,325	2,230
Other income(1)	1,831	389	1,582	1,331	2,388	1,170	5,801	2,890
Total noninterest income	83,208	89,757	15,523	13,655	21,782	1,613	120,513	105,025
Revenue	$103,373	$109,586	$52,549	$51,620	$32,328	$15,169	$188,250	$176,375
(1) These revenues are not within the scope of Topic 606. Additional details are included in other footnotes to the accompanying financial statements. The scope of Topic 606 explicitly excludes net interest income as well as many other revenues for financial assets and liabilities, including loans, leases, and securities.

(Dollars in Thousands)	Consumer		Commercial		Corporate Services/Other		Consolidated Company
Six Months Ended March 31,	2020	2019	2020	2019	2020	2019	2020	2019
Net interest income(1)	$40,177	$33,503	$76,762	$73,916	$15,449	$24,203	$132,388	$131,622
Noninterest income:
Refund transfer product fees	29,131	31,862	—	—	—	—	29,131	31,862
Tax advance product fees(1)	31,812	34,723	—	—	—	—	31,812	34,723
Payment card and deposit fees	44,655	45,477	—	—	—	—	44,655	45,477
Other bank and deposit fees	—	—	546	576	322	381	868	957
Rental income(1)	9	—	22,128	20,780	1,314	—	23,451	20,780
Gain on sale of securities available-for-sale, net(1)	—	—	—	—	—	209	—	209
Gain on divestitures(1)	—	—	—	—	19,275	—	19,275	—
(Loss) gain on sale of other(1)	(19)	58	4,917	3,376	(5,142)	62	(244)	3,496
Other income(1)	2,384	527	2,911	2,855	3,752	1,890	9,047	5,272
Total noninterest income	107,972	112,648	30,502	27,587	19,521	2,541	157,995	142,776
Revenue	$148,149	$146,151	$107,264	$101,503	$34,970	$26,744	$290,383	$274,398
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

Refund Transfer Product Fees
Refund transfer fees are specific to the tax products offered by Refund Advantage and EPS. These fees are for products, services such as payment processing, and product referral commissions. Software partner fees paid and/or incurred are recorded on a net basis. The Company’s obligation for product fees and commissions is satisfied at the time of the product delivery and obligation for payment processing is satisfied at the time of processing. The transaction price for such activity is based upon stand-alone fees within the terms and conditions. At March 31, 2020 and September 30, 2019, there were no receivables related to refund transfer fees, which reflect earned revenue with unconditional rights to payment for product fee income. All refund transfer fees are recorded within the Consumer reporting segment.

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

Bank and Deposit Fees
Fees are earned on depository accounts for consumer and commercial customers and include fees for account services, overdraft services, safety deposit box rentals, and event-driven services (i.e. returned checks, ATM surcharge, card replacement, wire transfers, and stop pays). The Company’s obligation for event-driven services is satisfied at the time of the event when the service is delivered, while its obligation for account services is satisfied over the course of each month. The Company’s obligation for overdraft services is satisfied at the time of overdraft. The transaction price for such activity is based upon stand-alone fees within the terms and conditions of the deposit agreements. Bank and deposit fees are recorded within both the Consumer and Commercial reporting segments, the majority of which are derived from the Company's payments divisions. Bank and deposit fees related to the Community Bank are reported within other bank and deposit fees.

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

In the Annual Report on Form 10-K for the fiscal year ended September 30, 2019, the Company reported its results of operations through three business segments: Payments, Banking, and Corporate Services/Other. Beginning October 1, 2019, segments are now aligned with the new management operating structure implemented by the Company for fiscal year 2020. The Company accordingly has changed its basis of presentation for segments, and following such change, reports its results of operations through the following three business segments: Consumer, Commercial, and Corporate Services/Other. The Meta Payment Systems and Tax Services divisions, formerly reported in the Payments segment, are now included in the Consumer segment. The Warehouse Finance, Consumer Credit Products and ClearBalance business lines, previously reported in the Banking segment, are now included in the Consumer segment. The Crestmark and AFS divisions, formerly reported in the Banking segment, are now included in the Commercial segment. The Community Bank division and Student Loan lending portfolio, previously reported in the Banking segment, are now included in the Corporate Services/Other segment. The Corporate Services/Other segment also includes certain shared services as well as treasury related functions such as the investment portfolio, wholesale deposits and borrowings. Prior periods have been reclassified to conform to the current period presentation. The Company does not report indirect general and administrative expenses in the Consumer and Commercial segments.

The following tables present segment data for the Company for the three and six months ended:

(Dollars in Thousands)	Consumer	Commercial	Corporate Services/Other	Total
Three Months Ended March 31, 2020
Net interest income	$20,165	$37,026	$10,546	$67,737
Provision for loan and lease losses	19,635	11,994	5,667	37,296
Noninterest income	83,208	15,523	21,782	120,513
Noninterest expense	30,534	27,361	33,834	91,729
Income (loss) before income tax expense (benefit)	53,204	13,194	(7,173)	59,225

Total assets	722,334	2,529,665	2,591,866	5,843,865
Total goodwill	87,145	222,360	—	309,505
Total deposits	3,078,481	9,214	874,709	3,962,404

(Dollars in Thousands)	Consumer	Commercial	Corporate Services/Other	Total
Six Months Ended March 31, 2020
Net interest income	$40,177	$76,762	$15,449	$132,388
Provision for loan and lease losses	20,615	15,695	4,393	40,703
Noninterest income	107,972	30,502	19,521	157,995
Noninterest expense	47,317	54,086	66,123	167,526
Income (loss) before income tax expense (benefit)	80,217	37,483	(35,546)	82,154

Total assets	722,334	2,529,665	2,591,866	5,843,865
Total goodwill	87,145	222,360	—	309,505
Total deposits	3,078,481	9,214	874,709	3,962,404

(Dollars in Thousands)	Consumer	Commercial	Corporate Services/Other	Total
Three Months Ended March 31, 2019
Net interest income	$19,829	$37,965	$13,556	$71,350
Provision for loan and lease losses	22,645	7,086	3,587	33,318
Noninterest income	89,757	13,655	1,613	105,025
Noninterest expense	29,976	37,451	42,827	110,254
Income (loss) before income tax expense (benefit)	56,965	7,083	(31,245)	32,803

Total assets	629,557	2,118,465	3,302,020	6,050,042
Total goodwill	87,145	220,319	—	307,464
Total deposits	3,122,839	9,989	1,837,479	4,970,307

(Dollars in Thousands)	Consumer	Commercial	Corporate Services/Other	Total
Six Months Ended March 31, 2019
Net interest income	$33,503	$73,916	$24,203	$131,622
Provision for loan losses	24,618	10,940	6,859	42,417
Noninterest income	112,648	27,587	2,541	142,776
Noninterest expense	48,104	67,003	69,442	184,549
Income (loss) before income tax expense (benefit)	73,429	23,560	(49,557)	47,432

Total assets	629,557	2,118,465	3,302,020	6,050,042
Total goodwill	87,145	220,319	—	307,464
Total deposits	3,122,839	9,989	1,837,479	4,970,307

NOTE 18. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

There were no transfers between levels of the fair value hierarchy at March 31, 2020 or September 30, 2019.

Debt Securities Available for Sale and Held to Maturity. Debt securities available for sale are recorded at fair value on a recurring basis and debt securities held to maturity are carried at amortized cost.

The fair values of debt securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs), or valuation based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which significant assumptions are observable in the market (Level 2 inputs). The Company considers these valuations supplied by a third-party provider, which utilizes several sources for valuing fixed-income securities. These sources include Interactive Data Corporation, Reuters, Standard and Poor’s, Bloomberg Financial Markets, Street Software Technology and the third-party provider’s own matrix and desk pricing. The Company, no less than annually, reviews the third-party provider’s methods and source’s methodology for reasonableness and to ensure an understanding of inputs utilized in determining fair value. Sources utilized by the third-party provider include but are not limited to pricing models that vary based on asset class and include available trade, bid, and other market information. This methodology includes but is not limited to broker quotes, proprietary models, descriptive terms and conditions databases, as well as extensive quality control programs. Monthly, the Company receives and compares prices provided by multiple securities dealers and pricing providers to validate the accuracy and reasonableness of prices received from the third-party provider; and our Investment Committee reviews mark-to-market changes in the securities portfolio for reasonableness.

Equity Securities. Marketable equity securities and certain non-marketable equity securities are recorded at fair value on a recurring basis. The fair values of marketable equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs).

The following tables summarize the fair values of debt securities available for sale and equity securities as they are measured at fair value on a recurring basis:

	Fair Value At March 31, 2020
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Debt securities AFS
SBA securities	$173,246	$—	$173,246	$—
Obligations of states and political subdivisions	872	—	872	—
Non-bank qualified obligations of states and political subdivisions	346,170	—	346,170	—
Asset-backed securities	320,237	—	320,237	—
Mortgage-backed securities	355,094	—	355,094	—
Total debt securities AFS	$1,195,619	$—	$1,195,619	$—
Common equities and mutual funds(1)	$2,899	$2,899	$—	$—
Non-marketable equity securities(2)	$2,532	$—	$—	$—
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at March 31, 2020 and September 30, 2019.
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
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at March 31, 2020 and September 30, 2019.
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

The following table summarizes the assets of the Company that are measured at fair value in the Condensed Consolidated Statements of Financial Condition on a non-recurring basis:

	Fair Value At March 31, 2020
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired loans and leases, net
Commercial finance	$13,489	$—	$—	$13,489
Total National Lending	13,489	—	—	13,489
Commercial real estate and operating	85	—	—	85
Total Community Banking	85	—	—	85
Total impaired loans and leases, net	13,574	—	—	13,574
Foreclosed assets, net	7,249	—	—	7,249
Total	$20,823	$—	$—	$20,823

	Fair Value At September 30, 2019
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired loans and leases, net
Commercial finance	$8,707	$—	$—	$8,707
Total National Lending	8,707	—	—	8,707
Total impaired loans and leases, net	8,707	—	—	8,707
Foreclosed assets, net	29,494	—	—	29,494
Total	$38,201	$—	$—	$38,201

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at March 31, 2020	Fair Value at September 30, 2019	Valuation Technique	Unobservable Input	Range of Inputs
Impaired loans and leases, net	$13,574	8,707	Market approach	Appraised values(1)	4% - 10%
Foreclosed assets, net	$7,249	29,494	Market approach	Appraised values(1)	4% - 30%
(1) The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimating selling costs and other inputs in a range of 4% to 30%.

The following tables disclose the Company’s estimated fair value amounts of its financial instruments at the dates set forth below. It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company at March 31, 2020 and September 30, 2019, as more fully described below. The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value. Neither of these components have been given consideration in the presentation of fair values below.

The following tables present the carrying amount and estimated fair value of the financial instruments held by the Company:

	March 31, 2020
(Dollars in Thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$108,733	$108,733	$108,733	$—	$—
Debt securities available for sale	1,195,619	1,195,619	—	1,195,619	—
Debt securities held to maturity	114,857	114,405	—	114,405	—
Common equities and mutual funds(1)	2,899	2,899	2,899	—	—
Non-marketable equity securities(1)(2)	13,032	13,032	—	10,500	—
Loans held for sale	13,610	13,610	—	13,610	—
Loans and leases receivable	3,610,785	3,606,603	—	—	3,606,603
Federal Home Loan Bank stock	29,944	29,944	—	29,944	—
Accrued interest receivable	16,958	16,958	16,958	—	—

Financial liabilities
Deposits	3,962,404	3,966,232	3,363,025	603,207	—
Overnight federal funds purchased	717,000	717,000	717,000	—	—
Federal Home Loan Bank advances	110,000	112,122	—	112,122	—
Other short- and long-term borrowings	101,353	100,826	—	100,826	—
Accrued interest payable	3,607	3,607	3,607	—	—
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at March 31, 2020 and September 30, 2019.
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
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at March 31, 2020 and September 30, 2019.
(2) Includes certain non-marketable equity securities that are measured at fair value using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at March 31, 2020 and September 30, 2019.

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

DEPOSITS
The carrying values of noninterest-bearing checking deposits, interest-bearing checking deposits, savings, money markets, and wholesale non-maturing deposits are assumed to approximate fair value since deposits are immediately withdrawable without penalty. The fair value of time certificate deposits and wholesale certificate of deposits are estimated using a discounted cash flows calculation that applies the FHLB Des Moines curve to aggregated expected maturities of time deposits. In accordance with Subtopic 825-10, Financial Instruments, no value has been assigned to the Company’s long-term relationships with its deposit customers (core value of deposits intangible) as such intangibles are not financial instruments as defined under Subtopic 825-10.

OVERNIGHT FEDERAL FUNDS PURCHASED
The carrying amount of federal funds purchased is assumed to approximate the fair value.

FEDERAL HOME LOAN BANK ADVANCES
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

NOTE 19. SUBSEQUENT EVENTS

Management has evaluated subsequent events that occurred after March 31, 2020. During this period, up to the filing date of this Quarterly Report on Form 10-Q, management identified the following subsequent events:

•Through May 4, 2020, the Company authorized 673 applications, totaling $215.4 million in loan requests for the Paycheck Protection Program.

•Through May 4, 2020, the Company made short term payment deferral modifications of $267.9 million, and $71.9 million in other COVID-19-related loan modifications due to credit-worthy borrowers experiencing temporary hardship from COVID-19. These modifications consisted primarily of payment deferrals ranging from 30 days to six months and are not considered TDRs under applicable guidance.

•On April 29, 2020, the Company entered into an amendment to its existing agreement with the U.S. Department of the Treasury's Bureau of the Fiscal Service, pursuant to which the Bank will provide debit card services to support the distribution of a segment of the Economic Impact Payments payable by the Internal Revenue Service under the CARES Act.

•The Bank, which previously operated as a federal savings bank, converted to a national bank charter pursuant to the Home Owners Loan Act and the National Bank Act (the “Bank Conversion”). The Bank Conversion was consummated on April 1, 2020. As a result of the Bank Conversion, the Bank has increased banking powers and no longer is subject to qualified thrift lending requirements.

As a result of the Bank Conversion, the legal name of the Bank is now “MetaBank, National Association.” The capital, business, headquarters and board of directors of the Bank has not changed as a result of the Bank Conversion.

•As a prerequisite to the Bank Conversion, the Company applied to the FRB to convert from a savings and loan holding company ("SLHC") to a bank holding company (“BHC”) pursuant to Section 3 of the Bank Holding Company Act (“BHCA”) (the “HoldCo Conversion”). As part of this process, the Company also elected to become a financial holding company (“FHC”), as such term is defined in the BHCA, as of the effective date of the HoldCo Conversion. To qualify as an FHC, both the Bank and the Company had to be deemed “well capitalized” and “well managed” under applicable federal banking law and the Bank was required to have at least a “Satisfactory” rating under the CRA as of its most recent CRA exam. A financial holding company may, subject to regulatory requirements, engage in certain financial activities that are not otherwise permissible for a BHC, including securities underwriting and dealing, insurance agency and underwriting activities, and merchant banking activities.

The HoldCo Conversion also was consummated on April 1, 2020. The capital, business, headquarters and board of directors of the Company have not changed as a result of the HoldCo Conversion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

META FINANCIAL GROUP, INC.®
AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
Meta Financial Group, Inc.® ("Meta" or "the Company" or "us") and its wholly-owned subsidiary, MetaBank®, National Association ("MetaBank" or "the Bank") may from time to time make written or oral “forward-looking statements,” including statements contained in this Quarterly Report on Form 10-Q, the Company’s other filings with the Securities and Exchange Commission (the "SEC"), the Company’s reports to stockholders, and other communications by the Company and MetaBank, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” or the negative of those terms, or other words of similar meaning or similar expressions. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements are based on information currently available to us and assumptions about future events, and include statements with respect to the Company’s beliefs, expectations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such risks, uncertainties and other factors may cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Such statements address, among others, the following subjects: future operating results; expectations in connection with the impact of the ongoing COVID-19 pandemic and related governmental actions on the Company and MetaBank; customer retention; loan and other product demand; important components of the Company's statements of financial condition and operations; growth and expansion; expectations concerning the Company's acquisitions and divestitures, including potential benefits of, and other expectations for the Company in connection with, such transactions; new products and services, such as those offered by MetaBank or the Company's payments divisions (which include Meta Payment Systems, Refund Advantage, EPS Financial and Specialty Consumer Services); credit quality and adequacy of reserves; technology; and the Company's employees. The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: maintaining our executive management team; expected growth opportunities may not be realized or may take longer to realize than expected; the potential adverse effects of the ongoing COVID-19 pandemic and any governmental or societal responses thereto, or other unusual and infrequently occurring events; factors relating to the Company’s share repurchase program; actual changes in interest rates and the Fed Funds rate; additional changes in tax laws; the strength of the United States' economy, in general, and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), as well as efforts of the United States Congress and the United States Treasury in conjunction with bank regulatory agencies to stimulate the economy and protect the financial system; inflation, market, and monetary fluctuations; the timely and efficient development of, and acceptance of, new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value of these products and services by users; the risks of dealing with or utilizing third parties, including, in connection with the Company’s refund advance business, the risk of reduced volume of refund advance loans as a result of reduced customer demand for or acceptance of usage of Meta’s strategic partners’ refund advance products; any actions which may be initiated by our regulators in the future; the impact of changes in financial services laws and regulations, including, but not limited to, laws and regulations relating to the tax refund industry and the insurance premium finance industry and recent and potential changes in response to the COVID-19 pandemic such as the CARES Act and the rules and regulations that may be promulgated thereunder; our relationship with our primary regulators, the Office of the Comptroller of the Currency and the Federal Reserve, as well as the Federal Deposit Insurance Corporation, which insures MetaBank’s deposit accounts up to applicable limits; technological changes, including, but not limited to, the protection of electronic files or databases; acquisitions and divestitures; litigation risk; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by MetaBank of its status as a well-capitalized institution, particularly in light of our growing deposit base, a portion of which has been characterized as “brokered;” changes in consumer spending and saving habits; and the success of the Company at maintaining its high quality asset level and managing and collecting assets of borrowers in default should problem assets increase.

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

GENERAL
The Company, a registered bank holding company, is a Delaware corporation, the principal assets of which are all the issued and outstanding shares of the Bank, a national bank. Unless the context otherwise requires, references herein to the Company include Meta and the Bank, and all direct or indirect subsidiaries of Meta on a consolidated basis.

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “CASH.”

The following discussion focuses on the consolidated financial condition of the Company at March 31, 2020, compared to September 30, 2019, and the consolidated results of operations for the three and six months ended March 31, 2020 and 2019. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2019 and the related management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

EXECUTIVE SUMMARY

Impact and Response to COVID-19 Pandemic
First and foremost, the Company is focused on the well-being of its employees, partners and customers. Preventative health measures were recently put in place to protect employees and customers including mandating remote work options and social distancing measures where possible, restricting non-essential business travel and enhancing preventative cleaning services at all office locations. The Company also enacted a COVID-19 Crisis Command Center consisting of leadership and business continuity planning resources throughout the organization to effectively monitor possible interruptions related to the pandemic and to ensure business continuity.

The Company's loan and lease portfolio is diversified by geography and industry. While the Company has not experienced significant asset deterioration as of March 31, 2020, the Company's focus is on actively monitoring and assisting customers. The following actions have been implemented:

•tighter underwriting standards;
•monitoring and placing limits on originations to industries and customers most adversely impacted by the COVID-19 pandemic, including, but not limited to transportation, travel, entertainment, and retail;
•contacting customers in order to assess their credit situations and needs;
•offering flexible repayment options to current customers, when appropriate; and
•utilizing CARES Act, SBA and USDA programs and loan products to help our small business clients.

The Company increased its allowance for loan and lease losses during the fiscal second quarter as a result of the emerging COVID-19 pandemic. The Company will continue to diligently monitor the allowance for loan and lease losses and adjust as necessary in future periods to maintain an appropriate and supportable level.

As of March 31, 2020, the Company remained well-capitalized, and management believes there is sufficient capital to withstand an extended economic recession. The Bank's capital leverage ratio based on average assets was 8.52% as March 31, 2020, which is seasonally low due to higher asset levels driven by the tax services business. To further ensure the Company's capital position remains strong while facing the current economic uncertainties, the Company suspended repurchase activity under its stock repurchase program in March 2020 until there is better visibility into the duration and economic impact associated with the pandemic. While the Company's capital ratios could be adversely impacted by future credit losses, management believes the Company has options available that can be used to effectively manage capital levels through these turbulent times, including a very strong and flexible balance sheet.

For additional related information, see "Regulation and Supervision" and "Risk Factors."

Conversions of the Bank and the Company
Following receipt of the necessary regulatory approvals from the Office of the Comptroller of the Currency and the Federal Reserve Bank of Minneapolis (the "FRB"), on April 1, 2020, the Bank converted from a federal thrift charter to a national bank charter and the Company converted from a savings and loan holding company to a bank holding company that has elected treatment as a financial holding company. The Bank will now operate under the name "MetaBank, National Association". The Company and the Bank effected these conversions in order to more closely align the Bank's regulatory charter to its current and planned focus on national business that provides innovative financial solutions to consumers and businesses in niche markets often overlooked by traditional banks. See "Regulation and Supervision" and "Risk Factors" for additional related information.

Business Developments
Through May 4, 2020, the Company authorized 673 applications, totaling $215.4 million in loan requests for the Paycheck Protection Program.

On April 29, 2020, the Company entered into an amendment to its existing agreement with the U.S. Department of the Treasury's Bureau of the Fiscal Service, pursuant to which the Bank will provide debit card services to support the distribution of a segment of the Economic Impact Payments payable by the Internal Revenue Service under the CARES Act.

The sale of MetaBank's Community Bank division to Central Bank closed on February 29, 2020 and included all of the Community Bank's deposits, branch locations, fixed assets, employees, and a portion of the Community Bank’s loan portfolio. The final deposit and loan balances included in the transaction totaled $290.5 million and $268.6 million, respectively. The remaining Community Bank loans, which totaled $896.2 million at March 31, 2020, have been retained by the Company and are under a servicing agreement with Central Bank.

MetaBank expanded its faster payments platform to include Visa Direct, Visa’s real-time push payments solution. Visa clients can use Visa Direct to enable businesses and payment service providers to make payments, disbursements and remittances rapidly, conveniently and cost-effectively, to more than a billion eligible debit and prepaid cards worldwide. As a leading issuer of payments services, this addition of Visa Direct builds on MetaBank’s faster payments platform that also includes ACH origination, wire transfers and more.

Financial Highlights
The Company recorded net income of $52.3 million, or $1.45 per diluted share, for the three months ended March 31, 2020, comparing favorably to net income of $32.1 million, or $0.81 per diluted share, that was recorded for the fiscal 2019 second quarter. Total revenue for the fiscal 2020 second quarter was $188.3 million, compared to $176.4 million for the same quarter in fiscal 2019, an increase of 7%.

During the fiscal 2020 second quarter, the Company recognized net interest income of $67.7 million, net interest margin ("NIM") of 4.78% and net interest margin, tax-equivalent ("NIM, TE") of 4.82%. The Company's average gross loans and leases increased by $486.0 million, or 13%, while average noninterest-bearing deposits increased by $245.9 million, or 8%, when compared to the same period in fiscal 2019. Average deposits from the payments divisions increased nearly 11% to $3.31 billion when compared to the same period in fiscal 2019. Overall, the Company's cost of funds averaged 0.83% during the fiscal 2020 second quarter, compared to 1.17% during the prior year period.

During the fiscal 2020 second quarter, the Company recognized a $19.3 million gain on divestiture of the Community Bank division, partially offset by one-time expenses related to the transaction of $1.0 million resulting in a pre-tax net gain from the transaction of $18.3 million, or $0.51 per share.

Noninterest income for the three months ended March 31, 2020 was $120.5 million, compared to $105.0 million for the same period of the prior year. This increase was primarily attributable to the gain on divestiture. For the three months ended March 31, 2020, noninterest expense was $91.7 million. The decrease in noninterest expense over the prior year fiscal second quarter was driven by decreases in compensation and benefits expense, impairment expense and intangible amortization expense.

The Company's nonperforming assets at March 31, 2020, were $39.4 million, representing 0.67% of total assets, compared to $56.5 million, or 0.91% of total assets at September 30, 2019. The decrease in nonperforming assets was primarily driven by the disposal of foreclosed and repossessed assets during the fiscal 2020 first quarter.

During the quarter ended March 31, 2020, the Company repurchased 2,592,381 of its shares, at a weighted average price of $31.78, under its share repurchase program, which is authorized through December 31, 2022. The Company suspended repurchase activity under its share repurchase program in March. The Company had 34,607,962 shares outstanding at March 31, 2020.

2020 Tax Season Update

For the 2020 tax season, MetaBank originated $1.33 billion in refund advance loans compared to $1.49 billion during the 2019 tax season. Additionally, the Company expects to process approximately 2.1 million in refund transfers through its tax services division for the 2020 tax season, compared to the over 2.4 million in refund transfers processed during the prior year’s tax season. These decreases can primarily be attributed to the exit of non-strategic partners for the 2020 tax season.

During the second quarter of fiscal 2020, total tax services product revenue, inclusive of interest income, was $64.8 million, a decrease of 11% compared to the second quarter of fiscal 2019. The Company recorded $19.6 million in loan loss provision expense related to $1.26 billion in tax services loans originated during the fiscal second quarter of 2020. The Company recorded $22.5 million in loan loss provision expense related to $1.43 billion in tax service loans originated during the fiscal second quarter of 2019.

Tax services product income, net of losses and direct product expenses, decreased 12% when comparing the fiscal 2020 second quarter to the same period of the prior fiscal year.

FINANCIAL CONDITION

At March 31, 2020, the Company’s total assets decreased by $339.0 million to $5.84 billion compared to September 30, 2019, primarily due to decreases in loans held for sale and investment securities, while partially being offset by an increase in total loans and leases.

Total cash and cash equivalents was $108.7 million at March 31, 2020, an decrease of 14%, from $126.5 million at September 30, 2019. The Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the FRB. At March 31, 2020, the Company did not have any federal funds sold.

The total investment portfolio decreased $96.8 million, or 7%, to $1.31 billion at March 31, 2020, compared to $1.41 billion at September 30, 2019, as maturities, sales, and principal pay downs exceeded purchases. The Company’s portfolio of securities customarily consists primarily of MBS, which have expected lives much shorter than the stated final maturity, non-bank qualified obligations of states and political subdivisions, which mature in approximately 15 years or less, and other tax exempt municipal mortgage related pass through securities which have average lives much shorter than their stated final maturities. All MBS held by the Company at March 31, 2020 were issued by a U.S. Government agency or instrumentality. Of the total MBS at March 31, 2020, $355.1 million, at fair value, were classified as available for sale, and $6.8 million, at cost, were classified as held to maturity. Of the total investment securities at March 31, 2020, $840.5 million, at fair value, were classified as available for sale and $108.1 million, at cost, were classified as held to maturity. During the six-months ended March 31, 2020, the Company purchased $40.7 million of investment securities.

Loans held for sale at March 31, 2020 totaled $13.6 million, decreasing from $148.8 million at September 30, 2019. This decrease was primarily driven by the sale of held for sale loans resulting in proceeds of $160.3 million during the fiscal 2020 first quarter, which was primarily comprised of $111.7 million of consumer credit product loans sold.

The Company’s portfolio of gross loans and leases decreased by $40.6 million, or 1%, to $3.61 billion at March 31, 2020, from $3.65 billion at September 30, 2019. The decrease was primarily driven by the sale of community banking loans, partially offset by an increase in national lending loans and leases. See Note 3 to the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

National Lending loans and leases increased $265.0 million, or 11% to $2.71 billion at March 31, 2020 compared to September 30, 2019. Within the National Lending portfolios, commercial finance loans and leases increased $110.1 million, tax services loans increased $93.7 million, and warehouse finance portfolio increased $70.9 million, while the consumer finance portfolio decreased $9.8 million at March 31, 2020 compared to September 30, 2019. The seasonality of the Company's tax services business led to the increase in tax services loans at March 31, 2020 compared to September 30, 2019.

Community banking loans decreased $305.6 million, or 25%, at March 31, 2020 compared to September 30, 2019, primarily due to the aforementioned sale of the Community Bank division. See Note 4 to the “Notes to Condensed Consolidated Financial Statements”of this Quarterly Report on Form 10-Q.

Through the Bank, the Company owns stock in the FHLB due to the Bank’s membership and participation in this banking system. The FHLB requires a level of stock investment based on a pre-determined formula. The Company’s investment in such stock decreased $1.0 million, or 3%, to $29.9 million at March 31, 2020, from $30.9 million at September 30, 2019. The decrease in FHLB stock directly correlates with lower overnight borrowings balances from the FHLB at March 31, 2020 compared to September 30, 2019.

Total end-of-period deposits decreased $374.6 million, or 9%, at March 31, 2020 to $3.96 billion as compared to September 30, 2019, primarily due to decreases of $748.2 million in wholesale deposits, $83.8 million in certificates of deposit, $39.6 million in money market deposits, $33.3 million in interest-bearing checking deposits and $12.2 million in savings deposits, partially offset by an increase of $542.5 million in noninterest-bearing deposits. The decrease in interest-bearing deposits, certificate of deposits, money market deposits and savings deposits was related to the sale of $290.5 million of deposits included in the sale of the Community Bank division. See Note 4 to the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

The average balance of total deposits and interest-bearing liabilities was $5.39 billion for the six-months ended March 31, 2020, compared to $5.49 billion for the same period of the prior fiscal year. The average balance of noninterest-bearing deposits for the six-months ended March 31, 2020 increased by $245.7 million, or 9%, to $2.96 billion compared to the same period in the prior year.

The Company's total borrowings increased $66.5 million, or 8%, from $861.9 million at September 30, 2019 to $928.4 million at March 31, 2020, primarily due to an increase in short-term borrowings. The Company’s short-term borrowings fluctuate on a daily basis due to the nature of a portion of its noninterest-bearing deposit base, primarily related to payroll processing timing with a higher volume of short-term borrowings on Monday and Tuesday, which are typically paid down throughout the week. This predictable fluctuation may be augmented near a month-end by a prefunding of certain programs. The Company also has an available no-fee line of credit with JP Morgan of $25.0 million with no funds advanced at March 31, 2020.

At March 31, 2020, the Company’s stockholders’ equity totaled $805.1 million, a decrease of $38.9 million, from $844.0 million at September 30, 2019. The decrease was primarily attributable to a reduction in retained earnings related to activity from the Company's share repurchase programs, offset in part by an increase in additional paid-in capital. At March 31, 2020, the Bank continued to exceed all regulatory requirements for classification as a well-capitalized institution. See “Liquidity and Capital Resources” for further information.

Payments Noninterest-bearing Checking Deposits

The Company may hold negative balances associated with cardholder programs in the payments divisions that are included within noninterest-bearing deposits on the Company's consolidated statement of financial condition. Negative balances can relate to any of the following payments functions:

–Prefundings: The Company deploys funds to consumer cards prior to receiving cash (typically 2-3 days) where the prefunding balance is netted at a pooled partner level utilizing ASC 210-20.
–Discount fundings: The Company funds prepaid cards in an amount less than the face value as a form of revenue sharing with partners. These discounts are netted at a pooled partner level using ASC 210-20.
–Demand Deposit Account ("DDA") overdrafts: Certain programs offered allow cardholders traditional DDA overdraft protection services whereby cardholders can spend a limited amount in excess of their available card balance. When overdrawn, these accounts are re-classed as loans on the balance sheet within the Consumer Finance category.

The Company meets the Right of Set off criteria in ASC 210-20, Balance Sheet - Offsetting, for all Payments negative deposit balances with the exception of DDA overdrafts. The following table summarizes the Company's negative deposit balances within the payments division at March 31, 2020 and September 30, 2019:

(Dollars in Thousands)	March 31, 2020	September 30, 2019
Noninterest-bearing deposits	$3,635,979	$3,157,946
Prefunding	(545,858)	(624,307)
Discount funding	(175,829)	(164,560)
DDA overdrafts	(13,808)	(11,069)
Noninterest-bearing checking, net	$2,900,484	$2,358,010

Nonperforming Assets and Allowance for Loan and Lease Losses

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

Loans and leases, or portions thereof, are charged-off when collection of principal becomes doubtful. Generally, this is associated with a delay or shortfall in payments of greater than 210 days for insurance premium finance, 180 days for tax and other specialty lending loans, 120 days for consumer credit products and 90 days for other loans. Action is taken to charge off ERO loans if such loans have not been collected by the end of June and taxpayer advance loans if such loans have not been collected by the end of the calendar year. Non-accrual loans and troubled debt restructurings are generally considered impaired.
The Company believes that the level of allowance for loan and lease losses at March 31, 2020 was appropriate and reflected probable losses related to these loans and leases; however, there can be no assurance that all loans and leases will be fully collectible or that the present level of the allowance will be adequate in the future. See “Allowance for Loan and Lease Losses” below.

The table below sets forth the amounts and categories of nonperforming assets in the Company’s portfolio as of the dates set forth below. Foreclosed assets include assets acquired in settlement of loans.

(Dollars in thousands)	March 31, 2020	September 30, 2019
Nonperforming loans and leases
Nonaccruing loans and leases:
Term lending	$12,280	$12,146
Factoring	466	1,669
Lease financing	693	308
SBA/USDA	2,585	255
Commercial finance	16,024	14,378
Total National Lending	16,024	14,378
Consumer one-to-four family real estate and other	49	44
Agricultural real estate and operating	1,769	—
Total Community Banking	1,818	44
Total	17,842	14,422

Accruing loans and leases delinquent 90 days or more:
Held for sale loans	—	964

Term lending	4,068	2,241
Lease financing	1,344	1,530
Insurance premium finance	3,109	3,807
SBA/USDA	851	—
Commercial finance	9,372	7,578
Consumer credit products	440	239
Other consumer finance	905	1,078
Consumer finance	1,345	1,317
Tax services	—	2,240
Total National Lending	10,717	11,135
Commercial real estate and operating	259	—
Agricultural real estate and operating	2,646	—
Total Community Banking	2,905	—
Total	13,622	11,135

Total nonperforming loans and leases	31,464	26,521

Other assets
Nonperforming operating leases	706	457

Foreclosed and repossessed assets:
Commercial finance	7,249	1,372
Agricultural real estate and operating	—	28,122
Total	7,249	29,494

Total other assets	7,955	29,951

Total nonperforming assets	$39,419	$56,472
Total as a percentage of total assets	0.67%	0.91%

The Company has not experienced significant asset deterioration as of March 31, 2020, but has made short-term deferments of payments on $9.5 million of loan balances as a result of interagency guidance issued on March 22, 2020 encouraging companies to work with customers impacted by COVID-19. Short term payment deferral modifications of $267.9 million and $71.9 million in other COVID-19 related modifications were completed by the Company through May 4, 2020.

At March 31, 2020, nonperforming loans and leases totaled $31.5 million, representing 0.87% of total loans and leases, compared to $26.5 million, or 0.70% of total loans and leases at September 30, 2019.

During the fiscal 2020 first quarter, the Company disposed of assets related to a previously disclosed Community Bank agricultural relationship that were held in other real estate owned (“OREO”), which represented 46 basis points of nonperforming assets as of September 30, 2019.

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

On the basis of management’s review of its loans, leases, and other assets, at March 31, 2020, the Company had classified $53.2 million of its assets as substandard, $0.5 million as doubtful and none as loss. At September 30, 2019, the Company classified $40.6 million of its assets as substandard, $0.5 million as doubtful and none as loss.

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

At March 31, 2020, the Company had established an allowance for loan and lease losses totaling $65.4 million, compared to $29.1 million at September 30, 2019. The increase in the Company's allowance for loan and lease losses was driven primarily by increases in the allowance of $21.3 million in tax service loans, $11.3 million in commercial finance, and $5.2 million in the community banking portfolio. Of the combined increase in the commercial finance and the community bank portfolios, $15.8 million was due to additional allowance associated with the emerging COVID-19 pandemic.

The following table presents the Company's allowance for loan and lease losses as a percentage of its total loans and leases.

	As of the Period Ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019

Commercial finance	1.28%	0.80%	0.76%	0.67%	0.55%
Consumer finance	1.74%	2.22%	2.30%	2.22%	2.08%
Tax services	22.22%	1.62%	—%	63.19%	28.42%
Warehouse finance	0.10%	0.10%	0.10%	0.10%	0.10%
National Lending	1.92%	0.90%	0.86%	1.44%	1.77%
Community Banking	1.49%	0.68%	0.68%	0.70%	0.74%
Total loans and leases	1.81%	0.84%	0.80%	1.20%	1.42%

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the appropriateness of its allowance for loan and lease losses. The Company assessed each of its loan and lease portfolios during the fiscal second quarter and increased its allowance for loan and lease losses as a percentage of total loans and leases in the commercial finance and community bank portfolios as a result of the emerging COVID-19 pandemic. Management believes that given the structure of the credit protections put in place for the consumer and warehouse finance lending lines, the coverage ratio for those loan portfolios was adequate as of March 31, 2020. The reduction in consumer finance was largely driven by lower trending charge-off rates on student loans mainly serving students in the medical community. Tax services coverage rates were driven only by typical seasonal activity and are not expected to be materially impacted by COVID-19 as the tax lending season is substantially complete. The Company expects to continue to diligently monitor the allowance for loan and lease losses and adjust as necessary in future periods to maintain an appropriate and supportable level.

Management believes that, based on a detailed review of the loan and lease portfolio, historic loan and lease losses, current economic conditions, the size of the loan and lease portfolio and other factors, the level of the allowance for loan and lease losses at March 31, 2020 reflected an appropriate allowance against probable incurred losses from the lending portfolio. Although the Company maintains its allowance for loan and lease losses at a level it considers to be appropriate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan and lease losses will not be required in future periods. In addition, the Company’s determination of the allowance for loan and lease losses is subject to review by the OCC, which can require the establishment of additional general or specific allowances.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within these financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Management has identified its critical accounting policies, which are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations, and include those for the allowance for loan and lease losses, goodwill and identifiable intangible assets. These policies involve complex and subjective decisions and assessments. Some of these estimates may be uncertain at the time they are made, could change from period to period, and could have a material impact on the financial statements. A discussion of the Company’s critical accounting policies and estimates can be found in the Company's Annual Report on Form 10-K for the year ended September 30, 2019. There were no significant changes to these critical accounting policies and estimates during the first six months of fiscal year 2020.

RESULTS OF OPERATIONS

General. The Company recorded net income of $52.3 million, or $1.45 per diluted share, for the three months ended March 31, 2020, compared to net income of $32.1 million, or $0.81 per diluted share, for the three months ended March 31, 2019. Total revenue for the fiscal 2020 second quarter was $188.3 million, compared to $176.4 million for the same quarter in fiscal 2019, an increase of 7%. The increase in net income was primarily due to an increase in noninterest income along with a decrease in noninterest expense.

The Company recorded net income of $73.4 million, or $2.00 per diluted share, for the six months ended March 31, 2020, compared to $47.5 million, or $1.20 per diluted share, for the same period in fiscal year 2019. Total revenue for the six months ended March 31, 2020 was $290.4 million, compared to $274.4 million for the same period of the prior year, an increase of $16.0 million, or 6%.

Net interest income for the fiscal 2020 second quarter decreased by $3.6 million, or 5%, to $67.7 million from $71.4 million for the same quarter in fiscal 2019. The decrease was driven primarily by a decrease in investment security balances along with lower yields realized on the loan and lease portfolios, partially offset by a reduction in total interest expense. The quarterly average outstanding balance of loans and leases as a percentage of interest-earning assets for the three months ended March 31, 2020 increased to 74%, from 65% for the three months ended March 31, 2019, while the quarterly average balance of total investments as a percentage of interest-earning assets decreased to 23% from 30% over that same period.

For the six months ended March 31, 2020, net interest income was $132.4 million compared to $131.6 million for the same period in the prior year.

Net interest margin was 4.78% in the fiscal 2020 second quarter, a decrease of 28 basis points from 5.06% in the fiscal 2019 second quarter. NIM,TE was 4.82% in the fiscal 2020 second quarter, a decrease of 36 basis points from 5.18% in the fiscal 2019 second quarter. The decreases in NIM and NIM, TE in the fiscal 2020 second quarter, compared to the same period of the prior year, were primarily driven by a lower interest rate environment. The net effect of purchase accounting accretion contributed three basis points to NIM for the fiscal 2020 second quarter as compared to 18 basis points for the same period of the prior year.

For the six months ended March 31, 2020, NIM was 4.86%, increasing two basis points from 4.84% during the comparable prior year period. NIM, TE for the six months ended March 31, 2020 was 4.90%, a decrease of eight basis points for the same period of the prior year.

The overall reported tax equivalent yield (“TEY”) on average earning assets decreased by 74 basis points to 5.64% when comparing the fiscal 2020 second quarter to the same period of the prior fiscal year. The fiscal 2020 second quarter TEY on the securities portfolio decreased by 68 basis points to 2.68% compared to the same period of the prior year TEY of 3.36%. The decrease TEY on average earning assets and the securities portfolio was primarily due to a lower interest rate environment during the current period compared to the prior year period.

The Company’s average interest-earning assets for the fiscal 2020 second quarter decreased by $17.5 million to $5.70 billion, from the comparable quarter in 2019. The decrease was primarily attributable to a decrease in total investment securities of $419.2 million, as the Company continued to utilize sales of securities and cash flow from its amortizing securities portfolio to fund loan and lease growth, partially offset by growth in the Company's average loan and lease portfolio of $486.0 million. Of the $486.0 million increase in the average loan and lease portfolio, $587.1 million was related to an increase in National Lending loans, partially offset by a $101.2 million decrease in Community Banking loans.

The Company’s average balance of total deposits and interest-bearing liabilities was $5.64 billion for the three months ended March 31, 2020, compared to $5.86 billion for the same period in the prior year, representing a decrease of 4%. This decrease was primarily due to decreases in average wholesale deposits of $807.0 million and average time deposits of $63.4 million, partially offset by increases in average balances of total borrowings of $368.3 million, average noninterest-bearing deposits of $245.9 million, average interest-bearing checking of $33.5 million, and average money market deposits of $10.5 million.

Overall, the Company's cost of funds for all deposits and borrowings averaged 0.83% during the fiscal 2020 second quarter, compared to 1.17% for the fiscal 2019 second quarter. This decrease was primarily due to a decrease in overnight borrowings rates as well as an increase in the average balance of the Company's noninterest-bearing deposits. The Company's overall cost of deposits was 0.66% in the fiscal 2020 second quarter, compared to 1.06% in the same quarter of 2019.

The following tables present, for the periods indicated, the Company’s total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates.  Tax-equivalent adjustments have been made in yield on interest-bearing assets and net interest margin.  Nonaccruing loans and leases have been included in the table as loans carrying a zero yield.

	Three Months Ended March 31,
	2020			2019
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)
Interest-earning assets:
Cash & fed funds sold	$196,754	$739	1.51%	$281,069	$1,914	2.76%
Mortgage-backed securities	358,103	2,493	2.80%	374,096	2,861	3.10%
Tax exempt investment securities	454,177	2,132	2.39%	926,156	6,138	3.40%
Asset-backed securities	304,674	2,271	3.00%	285,783	2,677	3.80%
Other investment securities	192,379	1,275	2.67%	142,452	1,034	2.95%
Total investments	1,309,333	8,171	2.68%	1,728,487	12,710	3.36%
Total commercial finance	2,020,358	41,643	8.29%	1,649,973	41,954	10.31%
Total consumer finance	264,307	5,386	8.20%	327,441	7,289	9.03%
Total tax services	516,491	6,351	4.95%	369,331	8,204	9.01%
Total warehouse finance	314,474	4,785	6.12%	181,781	2,789	6.22%
National Lending loans and leases	3,115,630	58,165	7.51%	2,528,526	60,236	9.66%
Community Banking loans	1,080,142	12,328	4.59%	1,181,294	13,434	4.61%
Total loans and leases	4,195,772	70,493	6.76%	3,709,820	73,670	8.05%
Total interest-earning assets	5,701,859	$79,403	5.64%	5,719,376	$88,294	6.38%
Noninterest-earning assets	909,040			1,068,318
Total assets	$6,610,899			$6,787,694

Interest-bearing liabilities:
Interest-bearing checking	$182,107	$105	0.23%	$148,640	$78	0.21%
Savings	46,592	6	0.05%	56,048	9	0.07%
Money markets	68,421	153	0.90%	57,932	92	0.64%
Time deposits	84,940	427	2.02%	148,384	715	1.95%
Wholesale deposits	1,476,085	7,551	2.06%	2,283,049	13,846	2.46%
Total interest-bearing deposits	1,858,145	8,242	1.78%	2,694,053	14,740	2.22%
Overnight fed funds purchased	372,596	1,307	1.41%	103,600	637	2.49%
FHLB advances	110,000	670	2.45%	—	—	—%
Subordinated debentures	73,698	1,158	6.32%	73,542	1,162	6.41%
Other borrowings	28,714	289	4.04%	39,610	405	4.14%
Total borrowings	585,008	3,424	2.35%	216,752	2,204	4.12%
Total interest-bearing liabilities	2,443,153	11,666	1.92%	2,910,805	16,944	2.36%
Noninterest-bearing deposits	3,199,148	—	—%	2,953,275	—	—%
Total deposits and interest-bearing liabilities	5,642,301	$11,666	0.83%	5,864,080	$16,944	1.17%
Other noninterest-bearing liabilities	136,759			129,525
Total liabilities	5,779,060			5,993,605
Shareholders' equity	831,839			794,089
Total liabilities and shareholders' equity	$6,610,899			$6,787,694
Net interest income and net interest rate spread including noninterest-bearing deposits		$67,737	4.81%		$71,350	5.21%

Net interest margin			4.78%			5.06%
Tax-equivalent effect			0.04%			0.12%
Net interest margin, tax-equivalent(2)			4.82%			5.18%
(1) Tax rate used to arrive at the TEY for the three months ended March 31, 2020 and 2019 was 21%.
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

	Six Months Ended March 31,
	2020			2019
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)
Interest-earning assets:
Cash & fed funds sold	$147,910	$1,151	1.56%	$161,931	$2,468	3.06%
Mortgage-backed securities	367,280	4,882	2.66%	377,730	5,559	2.95%
Tax exempt investment securities	472,680	4,471	2.39%	1,083,386	13,941	3.27%
Asset-backed securities	304,278	4,626	3.04%	292,184	5,389	3.70%
Other investment securities	194,960	2,704	2.77%	126,492	1,745	2.77%
Total investments	1,339,198	16,683	2.67%	1,879,792	26,634	3.24%
Total commercial finance	2,000,325	86,423	8.64%	1,605,531	81,235	10.15%
Total consumer finance	267,477	11,176	8.36%	309,233	13,519	8.77%
Total tax services	269,115	6,385	4.74%	188,201	8,206	8.74%
Total warehouse finance	289,885	8,960	6.18%	140,349	4,421	6.32%
National Lending loans and leases	2,826,802	112,944	7.99%	2,243,314	107,381	9.60%
Community Banking loans	1,137,423	26,251	4.62%	1,168,545	26,787	4.60%
Total loans and leases	3,964,225	139,195	7.02%	3,411,859	134,168	7.89%
Total interest-earning assets	5,451,333	$157,029	5.80%	5,453,582	$163,270	6.14%
Noninterest-earning assets	914,034			926,604
Total assets	$6,365,367			$6,380,186

Interest-bearing liabilities:
Interest-bearing checking	$172,850	$259	0.30%	$125,508	$135	0.22%
Savings	47,690	16	0.07%	54,841	19	0.07%
Money markets	74,507	357	0.96%	56,090	156	0.56%
Time deposits	100,014	1,022	2.04%	177,028	1,597	1.81%
Wholesale deposits	1,474,444	15,929	2.16%	1,987,559	23,429	2.36%
Total interest-bearing deposits	1,869,505	17,583	1.88%	2,401,026	25,336	2.12%
Overnight fed funds purchased	337,509	2,757	1.63%	250,049	3,117	2.50%
FHLB advances	110,000	1,348	2.45%	—	—	—%
Subordinated debentures	73,678	2,318	6.29%	73,523	2,323	6.34%
Other borrowings	31,165	635	4.08%	45,209	872	3.87%
Total borrowings	552,352	7,058	2.56%	368,781	6,312	3.43%
Total interest-bearing liabilities	2,421,857	24,641	2.03%	2,769,806	31,648	2.29%
Noninterest-bearing deposits	2,964,329	—	—%	2,718,661	—	—%
Total deposits and interest-bearing liabilities	5,386,186	$24,641	0.91%	5,488,467	$31,648	1.16%
Other noninterest-bearing liabilities	143,576			118,783
Total liabilities	5,529,762			5,607,250
Shareholders' equity	835,605			772,936
Total liabilities and shareholders' equity	$6,365,367			$6,380,186
Net interest income and net interest rate spread including noninterest-bearing deposits		$132,388	4.89%		$131,622	4.98%

Net interest margin			4.86%			4.84%
Tax-equivalent effect			0.04%			0.14%
Net interest margin, tax-equivalent(2)			4.90%			4.98%
(1) Tax rate used to arrive at the TEY for the six months ended March 31, 2020 and 2019 was 21%.
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

Provision for Loan and Lease Losses.  The Company recorded a $37.3 million and a $40.7 million provision for loan and lease losses for the three and six months ended March 31, 2020, as compared to a $33.3 million and a $42.4 million provision for loan and lease losses for the same period of the prior year.

The increase in provision for the quarter ended March 31. 2020 compared to the same period of the prior year was primarily due to $15.8 million in additional allowance for the Company's loan and lease portfolio, specifically for the commercial finance portfolio and the remaining community bank portfolio, associated with the emerging COVID-19 pandemic.

Also see Note 6 to the Condensed Consolidated Financial Statements included in this quarterly report.

Noninterest Income. Noninterest income for the fiscal 2020 second quarter increased to $120.5 million from $105.0 million for the same period in the prior fiscal year. This increase was primarily due to a $19.3 million gain on divestiture of the Community Bank division during the fiscal 2020 second quarter. See Note 4 to the Condensed Consolidated Financial Statements included in this quarterly report. Increases in other income and rental income, partially offset by decreases in total tax product fee income and payments card and deposit fees, also contributed to the increase when comparing the fiscal 2020 second quarter to the same period of the prior year.

Noninterest income for the six months ended March 31, 2020 of $158.0 million, increased $15.2 million, or 11%, from $142.8 million in the same period in the prior fiscal year.

Noninterest Expense.  Noninterest expense decreased 17% to $91.7 million for the fiscal 2020 second quarter, from $110.3 million for the same quarter of fiscal 2019. The decrease in noninterest expense when comparing the fiscal 2020 second quarter to the same period of the prior year was primarily driven by decreases in compensation and benefits expense, impairment expense, and intangible amortization expense, partially offset by increases in operating lease equipment depreciation, other expense and legal and consulting expense. The Company recognized $1.0 million of one-time noninterest expenses related to the Community Bank division divestiture during the fiscal second quarter of 2020. These expenses were primarily within legal and consulting expense and other expense.

Noninterest expense for the six months ended March 31, 2020 decreased by $17.0 million, or 9%, to $167.5 million compared to the same period in the prior fiscal year.

Income Tax. The Company recorded income tax expense of $5.6 million, or an effective tax rate of 9.48%, for the fiscal 2020 second quarter, compared to an income tax benefit of $0.4 million, representing an effective tax rate of (1.20)%, for the fiscal 2019 second quarter. The recorded income tax expense during the current quarter was due to an increase in net income before tax, as well as less investment tax credits recognized ratably when compared to the prior year quarter.

The Company originated $17.6 million in solar leases during the fiscal 2020 second quarter, and did not originate any solar leases during the fiscal 2019 second quarter. Investment tax credits related to solar leases are recognized ratably based on income throughout each fiscal year. The timing and impact of future solar tax credits are expected to vary from period to period, and Meta intends to undertake only those tax credit opportunities that meet the Company's underwriting and return criteria. Insignificant income tax impacts are expected related to COVID-19.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, derived principally through its payments divisions, borrowings, principal and interest payments on loans and mortgage-backed securities, and maturing investment securities. In addition, the Company utilizes wholesale deposit sources to provide temporary funding when necessary or when favorable terms are available. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are influenced by the level of interest rates, general economic conditions and competition. The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At March 31, 2020, the Company had commitments to originate and purchase loans and unused lines of credit totaling $985.5 million. The Company believes that loan repayments and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined). At March 31, 2020, both the Bank and the Company exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements. The Company and the Bank took the accumulated other comprehensive income (“AOCI”) opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.

The tables below include certain non-GAAP financial measures that are used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies.  Management reviews these measures along with other measures of capital as part of its financial analysis.

			Minimum to be	Minimum to be
			Adequately	Well Capitalized
			Capitalized Under	Under Prompt
			Prompt Corrective	Corrective Action
At March 31, 2020	Company	Bank	Action Provisions	Provisions

Tier 1 leverage capital ratio	7.28%	8.52%	4.00%	5.00%
Common equity Tier 1 capital ratio	10.27	12.39	4.50	6.50
Tier 1 capital ratio	10.63	12.44	6.00	8.00
Total capital ratio	13.61	13.69	8.00	10.00

The following table provides certain non-GAAP financial measures used to compute certain of the ratios included in the table above, as well as a reconciliation of such non-GAAP financial measures to the most directly comparable financial measure in accordance with GAAP:

(Dollars in Thousands)	Standardized Approach(1) March 31, 2020
Total stockholders' equity	$805,074
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	303,625
LESS: Certain other intangible assets	44,909
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	11,589
LESS: Net unrealized gains on available-for-sale securities	2,337
LESS: Noncontrolling interest	3,762
Common Equity Tier 1 Capital (1)	438,852
Long-term borrowings and other instruments qualifying as Tier 1	13,661
Tier 1 minority interest not included in common equity tier 1 capital	2,036
Total Tier 1 Capital	454,549
Allowance for loan and lease losses	53,580
Subordinated debentures (net of issuance costs)	73,724
Total Capital	581,853
(1) Capital ratios were determined using the Basel III capital rules that became effective on January 1, 2015. Basel III revised the definition of capital, increased minimum capital ratios, and introduced a minimum common equity tier 1 capital ratio; those changes are being fully phased in through the end of 2021.

The following table provides a reconciliation of tangible common equity and tangible common equity excluding AOCI, each of which is used in calculating tangible book value data, to Total Stockholders' Equity. Each of tangible common equity and tangible common equity excluding AOCI is a non-GAAP financial measure that is commonly used within the banking industry.

(Dollars in Thousands)	March 31, 2020
Total Stockholders' Equity	$805,074
LESS: Goodwill	309,505
LESS: Intangible assets	46,766
Tangible common equity	448,803
LESS: AOCI	1,654
Tangible common equity excluding AOCI	447,149

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

CONTRACTUAL OBLIGATIONS

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations" in the Company’s Annual Report on Form 10-K for its fiscal year ended September 30, 2019 for a summary of our contractual obligations as of September 30, 2019. There were no material changes outside the ordinary course of our business in contractual obligations from September 30, 2019 through March 31, 2020.

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

For discussion of the Company’s off-balance sheet financing arrangements at March 31, 2020, see Note 15 to our consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q. Depending on the extent to which the commitments or contingencies described in Note 15 occur, the effect on the Company’s capital and net income could be significant.

REGULATION AND SUPERVISION

The following information is intended to update, and should be read in conjunction with, the information contained under the caption “Regulation and Supervision” in the Company’s Annual Report on Form 10-K.

Updates Related to COVID-19
In response to the COVID-19 pandemic, the CARES Act was signed into law by President Trump on March 27, 2020. The CARES Act provides for approximately $2.2 trillion in emergency economic relief measures including, among other things, loan programs for small and mid-sized businesses and other economic relief for impacted businesses and industries, including financial institutions. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as the Bank, and will be implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal bank regulatory authorities, including those with direct supervisory jurisdiction over the Company and the Bank.

The following description of certain provisions of the CARES Act and other regulations and supervisory guidance related to the COVID-19 pandemic that are applicable to the Company and the Bank is qualified in its entirety by reference to the full text of CARES Act and the statutes, regulations, and policies described herein. Future amendments to the provisions of the CARES Act or changes to any of the statutes, regulations, or regulatory policies applicable to the Company and its subsidiaries could have a material effect on the Company. Many of the requirements called for in the CARES Act and related regulations and supervisory guidance will be implemented over time and most will be subject to implementing regulations over the course of the coming weeks. The Company will continue to assess the impact of the CARES Act and other regulations and supervisory guidance related to the COVID-19 pandemic.

The CARES Act

Paycheck Protection Program (“PPP”). The CARES Act amends the SBA loan program, which the Bank participates in, to create a guaranteed, unsecured loan program, the PPP, to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. Nearly $660 billion in funds have been authorized for the PPP, which the SBA will use to guarantee 100% of the amounts loaned under the PPP by lenders to eligible small businesses, nonprofits, veterans organizations, and tribal businesses.

Troubled Debt Restructuring and Loan Modifications for Affected Borrowers. The CARES Act permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. In addition, federal bank regulatory authorities have issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. See Note 19. Subsequent Events for further information about the COVID-19-related loan modifications completed by the company.

Temporary Community Bank Leverage Ratio Relief. Pursuant to the CARES Act, federal bank regulatory authorities are required to adopt an interim rule, effective until the earlier of the termination of the coronavirus emergency declaration and December 31, 2020, to (i) reduce the minimum Community Bank Leverage Ratio from 9% to 8% percent and (ii) give community banks a reasonable grace period to satisfy such ratio if it falls out of compliance.

Debt Guarantees, Account Insurance Increase, and Temporary Lending Limit Relief. The CARES Act also authorized several key initiatives directly applicable to federal bank regulatory authorities, including (i) the establishment of a program by the FDIC to guarantee the debt obligations of solvent insured depository institutions and their affiliates (including their holding companies) through December 31, 2020, (ii) an increase by the FDIC and the National Credit Union Association to the insurance coverage on any noninterest-bearing transaction accounts through December 31, 2020, and (iii) the waiver by the OCC of single borrower lending limits for national banks and federal savings associations until the earlier of the termination date of the coronavirus national emergency declaration and December 31, 2020.

Federal Reserve Programs and Initiatives. The CARES Act encourages the Federal Reserve, in coordination with the Secretary of the Treasury, to establish or implement various programs to help midsize businesses, nonprofits, and municipalities, including (i) a Midsize Business/Nonprofit Organization Program to provide financing to banks and other lenders to make direct loans to eligible businesses and nonprofit organizations with between 500 and 10,000 employees and (ii) the Municipal Liquidity Facility, provide liquidity to the financial system that supports states and municipalities. On April 9, 2020, the Federal Reserve announced and solicited comments regarding the Main Street Lending Program, which would implement certain of these recommendations. Further action regarding the Main Street Lending Program is expected soon.

Separately and in response to COVID-19, the Federal Reserve’s Federal Open Market Committee (the “FOMC”) has set the federal funds target rate – i.e., the interest rate at which depository institutions such as the Bank lend reserve balances to other depository institutions overnight on an uncollateralized basis – to an historic low. On March 16, 2020, the FOMC set the federal funds target rate at 0-0.25%. Consistent with Federal Reserve policy, the Federal Reserve has committed to the use of overnight reverse repurchase agreements as a supplementary policy tool, as necessary, to help control the federal funds rate and keep it in the target range set by the FOMC.

In addition, the Federal Reserve has expanded the size and scope of three existing programs to mitigate the economic impact of the COVID-19 outbreak: (i) the Primary Market Corporate Credit Facility; (ii) the Secondary Market Corporate Credit Facility; and (iii) the Term Asset-Backed Securities Loan Facility. The Federal Reserve has also established two new program facilities – the Money Market Mutual Fund Liquidity Facility and the Commercial Paper Funding Facility – to broaden its support for the flow of credit to households and businesses during COVID-19.

Temporary Regulatory Capital Relief related to Impact of CECL. Concurrent with enactment of the CARES Act, federal bank regulatory authorities issued an interim final rule to provide banking organizations that are required to implement CECL before the end of 2020 the option to delay the estimated impact on regulatory capital by up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay.

Temporary Bank Secrecy Act (“BSA”) Reporting Relief. The U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) has provided targeted relief from certain BSA reporting requirements and have provided updated guidance to financial institutions on complying with such requirements during COVID-19. Specifically, FinCEN has (i) granted targeted relief to financial institutions participating in the PPP, stating that PPP loans to existing customers will not require re-verification under applicable BSA requirements, unless re-verification is otherwise required under the financial institution’s risk-based BSA compliance program, (ii) acknowledged that there may be “reasonable delays in compliance” due to COVID-19, and (iii) temporarily suspended implementation of its February 2020 ruling, which would have entailed significant changes to currency transaction reporting filing requirements for transactions involving sole proprietorships and entities operating under a “doing business as” or other assumed name.

Separately, the OCC issued OCC Bulletin 2020-34 in support of the FinCEN Statement and encouraged all national banks to follow a risk-based approach to their BSA compliance programs. The OCC also confirmed that it will consider the actions taken by a national bank to protect and assist employees, customers and others in response to the COVID-19 pandemic when evaluating the bank’s BSA compliance program, including any reasonable delays in BSA report filings, beneficial ownership verification or re-verification, and other risk management processes.

Updates Related to the Conversions of the Company and the Bank
As a result of the April 1, 2020 conversions, the Company is a bank holding company that has elected to be a financial holding company, which is supervised and examined by the FRB and the Bank is a national bank supervised and examined by the OCC. Except as otherwise noted, the Company’s and the Bank’s post-conversion regulatory obligations under the National Bank Act (“NBA”) and under the BHC Act and Regulation Y, respectively, are substantially consistent with the pre-conversion regulatory obligations of the Bank and the Company under HOLA and Regulation LL.

Regulation and Supervision. As a BHC that has elected to become a FHC, the Company is supervised by the Federal Reserve and may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system (as solely determined by the Federal Reserve). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting, and making merchant banking investments.

As a result of the conversion of the Bank to a national bank charter, the Bank derives its lending and investment powers from the National Bank Act (“NBA”) and the OCC’s implementing regulations promulgated thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets. The Bank may also invest in operating subsidiaries, bank service companies (but not service corporations generally), financial subsidiaries, and may make non-controlling investments in other entities, in each case subject to the statutory provisions of the NBA and the OCC’s regulatory requirements and limitations.

In general, the Bank’s legal lending limit totals 15 percent of its capital and surplus plus an additional 10 percent of capital and surplus if the amount that exceeds the 15 percent general limit is fully secured by readily marketable collateral (together, referred to as the “combined general limit”). At March 31, 2020, the Bank was in compliance with the combined general limit.

No Qualified Thrift Lender Test. As a national bank, the Bank is no longer required to be a qualified thrift lender (a “QTL”) or satisfy any element of the QTL test applicable to federal savings associations.

Limitations on Dividends and Other Capital Distributions. The NBA and related federal regulations govern the permissibility of dividends and capital distributions by a national bank. As a national bank, the Bank’s board of directors may declare and pay dividends of as much of the undivided profits as the directors judge to be expedient, subject to the certain key restrictions, including:

•unless approved by the OCC, the Bank may not declare a dividend if the total amount of all dividends (common and preferred), including the proposed dividend, declared in any current year exceeds the total of the Bank’s net income of the current year to date, combined with the retained net income of current year minus one and current year minus two, less the sum of transfers required by the OCC (if any) and transfers required to be made to a fund for the retirement of any preferred stock (if any);

•the Bank may not declare a dividend if the Bank has sustained losses at any time that equal or exceed its undivided profits (i.e., retained earnings); and

•the Bank may not declare or pay any dividend if, after making the dividend, the Bank would be “undercapitalized” as defined in the OCC’s Prompt Corrective Action regulations.

Acquisitions. Federal law prohibits a BHC directly or indirectly, from: (a) acquiring control (as defined under the BHC Act) of another depository institution (or a holding company parent) without prior Federal Reserve approval; or (b) through merger, consolidation or purchase of assets, acquiring another depository institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company), without prior Federal Reserve approval. In evaluating applications by bank holding companies to acquire insured depository institutions, the Federal Reserve must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the DIF, the convenience and needs of the community and competitive factors.

On April 1, 2020, the Federal Reserve’s final rule for determining whether a company has control over a bank or other company for purposes of the BHC Act and the control presumptions promulgated under Regulation Y (the “Control Rule”) became effective. The Control Rule provides specific guidance in place of the Federal Reserve’s prior facts-and-circumstances approach to control evaluations under the BHC Act and Regulation Y.

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

The EAR analysis used in the following table reflects the required analysis used no less than quarterly by management. It models -100, +100, +200, +300, and +400 basis point parallel shifts in market interest rates over the next one-year period. Due to the current low level of interest rates, only -100 basis point parallel shift is represented.

The Company was within Board policy limits for all interest rate scenarios. The following table shows the results of the scenarios at March 31, 2020:

Net Sensitive Earnings at Risk
		Change in Interest Income/Expense for a Given Change in Interest Rates
		Over / (Under) Base Case Parallel Shift
(Dollars in Thousands)	Book Value	-100	Base	100	200	300	400
Total interest-sensitive income	5,016,639	255,134	265,503	286,512	307,808	329,840	351,446
Total interest-sensitive expense	1,902,887	9,962	15,482	28,662	41,747	54,835	67,928
Net interest-sensitive income	3,113,752	245,172	250,021	257,850	266,061	275,005	283,518

Percentage change from base	—	-1.9%	—%	3.1%	6.4%	10.0%	13.4%
Board policy limits	—	-8.0%	—%	-8.0%	-10.0%	-15.0%	-20.0%

The EAR analysis reported at March 31, 2020, shows that in all rising rate scenarios, more assets than liabilities would reprice over the modeled one-year period.

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
The EVE analysis used in the following table reflects the required analysis used no less than quarterly by management. It models immediate -100, +100, +200, +300 and +400 basis point parallel shifts in market interest rates. Due to the current low level of interest rates, only -100 basis point parallel shift is represented.
The Company was within Board policy limits for all scenarios. The following table shows the results of the scenarios at March 31, 2020:

Economic Value Sensitivity

	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-100	100	200	300	400
Percentage change from base	-6.7%	5.3%	8.8%	11.0%	13.2%
Board policy limits	-10.0%	-10.0%	-20.0%	-25.0%	-35.0%

The EVE at risk reported at March 31, 2020 shows that as interest rates increase, the economic value of equity position will be relatively neutral. When viewing total asset versus total liability economic value, projected total assets are affected similarly on a percentage basis as compared to projected total liabilities in a rising rate environment.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management evaluated the Company's disclosure controls and procedures. The evaluation was performed under the direction of the Company's Chief Executive Officer and Chief Financial Officer to determine the effectiveness, at March 31, 2020, of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2020, the Company’s disclosure controls and procedures were not effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

In the fiscal 2019 third quarter, the Company identified a material weakness in the control environment of the Crestmark division, which was acquired by the Company on August 1, 2018. The material weakness resulted from the aggregation of control deficiencies at the Crestmark division relating to Information Technology ("IT") system access, program change controls and review procedures related to new loan accounts and client record maintenance changes. Accordingly, management determined the aggregation of these deficiencies represents a material weakness in internal controls over financial reporting on the basis that they could result in a material misstatement potentially impacting the Company's financial statement accounts and disclosures that would not be prevented or detected on a timely basis. Also, the deficiencies could impact maintaining effective segregation of duties, as well as the effectiveness of dependent controls relating to the financial statements. In addition, these deficiencies could affect the controls and underlying data that support the effectiveness of system-generated reports.

REMEDIATION FOR REPORTED MATERIAL WEAKNESS

The Company is in process of implementing a remediation plan to address the material weakness described above with respect to the internal controls environment of the Crestmark division and is committed to maintaining a strong internal controls environment. To address the material weakness, the Company re-evaluated IT governance and controls, updated procedures related to access management, trained IT personnel related to user access to IT systems, and is in process of automating change management applications. At March 31, 2020, management was continuing its remediation efforts. If the material weakness is not remediated, however, these deficiencies could result in material misstatements to the Company's Condensed Consolidated Financial Statements.
INTERNAL CONTROL OVER FINANCIAL REPORTING

Management conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Based on this evaluation, management concluded that, as of the end of the period covered by this report, there were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the fiscal second quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting except as set forth above.

META FINANCIAL GROUP, INC.
PART II - OTHER INFORMATION

FORM 10-Q

Item 1. Legal Proceedings. - See “Legal Proceedings” under Note 15 to the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors. - A description of our risk factors can be found in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. There were no material changes to those risk factors during the six months ended March 31, 2020, except for the following:

Removal of Risk Factor

There are risks associated with the proposed transaction with Central Bank, including Central's receipt of required regulatory approvals and timing for completion of the transaction.

As a result of the transaction with Central Bank closing on February 29, 2020, the Company is no longer subject to this risk.

Additional Risk Factors

The COVID-19 pandemic and resulting adverse economic conditions have already adversely impacted our business and results and could have a more material adverse impact on our business, financial condition and results of operations.

Our business is dependent on the willingness and ability of our customers to conduct banking and other financial transactions. The ongoing COVID-19 global and national health emergency has caused significant disruption in the United States and international economies and financial markets. The spread of COVID-19 in the United States has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability.

Although banks have generally been permitted to continue operating, the COVID-19 pandemic has caused disruptions to our business and could cause material disruptions in the future. Impacts to our business have included costs due to additional health and safety precautions implemented at our offices and the transition of a portion of our workforce to home locations, increases in customers' inability to make scheduled loan payments, and increases in requests for forbearance and loan modifications. A worsening or prolonged continuation of the current unfavorable economic conditions could also impact accounting estimates that we use to determine our provision and allowance for credit losses, and the value of certain assets that we carry on our balance sheet such as goodwill.

While we have taken and are continuing to take precautions to protect the safety and well-being of our employees, customers and partners, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate. The continued or renewed spread of COVID-19 could negatively impact the availability of key personnel necessary to conduct our business, the business and operations of our third-party service providers who perform critical services for our business, or the businesses of many of our customers and borrowers. In addition, as a result of the pandemic and the related increase in remote working, the risk of cyber-attacks, breaches or similar events, whether through our systems or those of third parties on which we rely, has increased.

Among the factors outside our control that are likely to affect the impact the COVID-19 pandemic will ultimately have on our business are:
•the pandemic's course and severity;
•the direct and indirect results of the pandemic, such as recessionary economic trends, including with respect to employment, wages and benefits, commercial activity, consumer spending and real estate market values;
•declines in collateral values;
•political, legal and regulatory actions and policies in response to the pandemic, including the effects on restrictions on commerce and banking, such as moratoria and other suspensions of collections, foreclosures, and related obligations;

•the timing, magnitude and effect of public spending, directly or through subsidies, its direct and indirect effects on commercial activity and incentives of employers and individuals to resume or increase employment, wages and benefits and commercial activity;
•the timing and availability of direct and indirect governmental support for various financial assets;
•potential longer-term effects of increased government spending on the interest rate environment and borrowing costs for non-governmental parties; and
•the ability of our employees and our third-party vendors to work effectively during the course of the pandemic;
•any increase in cyber and payment fraud related to COVID-19, as cybercriminals attempt to profit from disruption, given increased online banking, e-commerce and other online activity.

The ongoing COVID-19 pandemic has also resulted in severe volatility in the financial markets and meaningfully lower stock prices for many companies, including our common stock. Depending on the extent and duration of the COVID-19 pandemic, the price of our common stock may continue to experience volatility and declines.

As a participating lender in the PPP, the Company may be exposed to additional litigation risk. Since the PPP opened, several banks have been targeted in lawsuits alleging, among other things, failure to properly comply with the requirements of the PPP and certain consumer protection regulations in connection with PPP lending. If the Company is similarly targeted, any PPP litigation could result in costs, liabilities or reputational damage that could have a material adverse impact on the Company's business, financial condition or results of operations.

We are continuing to monitor the COVID-19 pandemic and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on us. However, if the pandemic continues to spread or otherwise result in a continuation or worsening of the current economic environment, our business, financial condition, results of operations could be materially adversely affected.

We are exposed to losses from customer accounts.

Fraudulent activity involving our products may lead to customer disputed transactions, for which we may be liable under banking regulations and payment network rules. Our fraud detection and risk control mechanisms may not prevent all fraudulent or illegal activity. To the extent we incur losses from disputed transactions, our business, results of operations and financial condition could be materially and adversely affected. Additionally, our cardholders can incur charges in excess of the funds available in their accounts, and we may become liable for these overdrafts.

While we decline authorization attempts for amounts that exceed the available balance in a cardholder's account, the application of card association rules, the timing of the settlement of transactions and the assessment of the card's monthly maintenance fee, among other things, can result in overdrawn accounts.

In addition, we face settlement risks from our distributors and banking partners, which may increase during an economic downturn. Depending on contract terms, we may prefund partner accounts. If a partner becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. At March 31, 2020, we had assets subject to settlement risk of $0.7 million. We are not insured against these risks. Significant settlement losses could have a material adverse effect on our business, results of operations and financial condition.

A failure in or breach of operational or security systems of our loan service provider, could disrupt our business, result in unintentional disclosure or misuse of confidential information, damage our reputation, increase our costs and cause losses.

We have an agreement with Central Bank to service our loans retained from MetaBank's sale of the Community Bank division. Loan servicing includes administrative tasks such as receiving payments, sending monthly statements, and managing escrow accounts. We rely heavily on the secure data processing, storage and transmission of confidential and other information on computer systems and networks.

We face the risk of operational disruption, failure, termination or capacity constraints from our loan service provider that facilitate our business activities, including exchanges and clearings. They could also be the source of an attack on, or breach of, our loan customers information. Any failures, interruptions or security breaches could damage our reputation, result in a violation of privacy or other laws, or expose us to civil litigation, regulatory fines or losses not covered by insurance.

The conversion from a SLHC to a BHC and from a federal savings bank to a national bank charter imposes new capital and other regulatory requirements on us that could limit our ability to maintain or expand our business or subject us to regulatory action.

As a BHC and a FHC, we are subject to the comprehensive, consolidated supervision and regulation of the FRB, including risk-based and leverage capital requirements, investment practices, dividend policy and growth. We must maintain certain risk-based and leverage capital ratios as required by the FRB which can change depending upon general economic conditions and our particular condition, risk profile and plans. Compliance with the capital requirements, including leverage ratios, may limit operations that require the intensive use of capital and could adversely affect our ability to maintain or expand present business levels.

Our failure to meet applicable capital requirements could subject us to a variety of enforcement actions available to the federal regulatory authorities. These include limitations on our ability to pay dividends and/or repurchase shares, the issuance by the regulatory authority of a capital directive to increase capital, loss of FHC status and the termination of deposit insurance by the FDIC.

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

In addition, Meta's Board of Directors authorized a 7,500,000 share repurchase program that is scheduled to expire on December 31, 2022. The share repurchase program was announced on November 20, 2019 and became effective on November, 21, 2019. The Company suspended its share repurchase activity in March 2020.

The table below sets forth information regarding repurchases of our common stock during the fiscal 2020 second quarter.

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(1)(2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Repurchased Under the Programs
January 1 to 31	834,368	$37.33	834,368	6,168,460
February 1 to 29	673,858	38.18	669,500	5,494,602
March 1 to 31	1,089,968	25.26	1,088,513	4,404,634
Total	2,598,194		2,592,381
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

META FINANCIAL GROUP, INC.

Date: May 7, 2020	By:	/s/ Bradley C. Hanson
Bradley C. Hanson,
President, Chief Executive Officer and Director

Date: May 7, 2020	By:	/s/ Glen W. Herrick
Glen W. Herrick, Executive Vice President
and Chief Financial Officer