Form 10-Q
period 2020-06-30
META FINANCIAL GROUP INC
filed 2020-08-06
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at August 3, 2020:
Common Stock, $.01 par value	34,627,599	Shares
Nonvoting Common Stock, $.01 par value	0	Nonvoting shares

META FINANCIAL GROUP, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

(Dollars in Thousands, Except Share and Per Share Data)	June 30, 2020	September 30, 2019
ASSETS	(Unaudited)	(Audited)
Cash and cash equivalents	$3,108,141	$126,545
Investment securities available for sale, at fair value	825,579	889,947
Mortgage-backed securities available for sale, at fair value	338,250	382,546
Investment securities held to maturity, at cost	98,205	127,582
Mortgage-backed securities held to maturity, at cost	6,382	7,182
Loans held for sale	79,905	148,777
Loans and leases	3,502,646	3,658,847
Allowance for loan and lease losses	(65,747)	(29,149)
Federal Reserve Bank and Federal Home Loan Bank stocks, at cost	31,836	30,916
Accrued interest receivable	17,545	20,400
Premises, furniture, and equipment, net	40,361	45,932
Rental equipment, net	216,336	208,537
Bank-owned life insurance	91,697	89,827
Foreclosed real estate and repossessed assets	6,784	29,494
Goodwill	309,505	309,505
Intangible assets	43,974	52,810
Prepaid assets	6,806	9,476
Deferred taxes	15,944	18,884
Other assets	104,877	54,832

Total assets	$8,779,026	$6,182,890

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing checking	6,537,809	2,358,010
Interest-bearing checking	187,003	185,768
Savings deposits	55,896	49,773
Money market deposits	40,811	76,911
Time certificates of deposit	25,000	109,275
Wholesale deposits	743,806	1,557,268
Total deposits	7,590,325	4,337,005
Short-term borrowings	—	646,019
Long-term borrowings	209,781	215,838
Accrued interest payable	4,332	9,414
Accrued expenses and other liabilities	144,679	130,656
Total liabilities	7,949,117	5,338,932

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued, none outstanding at June 30, 2020 and September 30, 2019, respectively	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 34,735,217 and 37,821,508 shares issued, 34,631,160 and 37,807,064 shares outstanding at June 30, 2020 and September 30, 2019, respectively	346	378
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at June 30, 2020 and September 30, 2019, respectively	—	—
Additional paid-in capital	592,693	580,826
Retained earnings	228,500	252,813
Accumulated other comprehensive income	7,995	6,339
Treasury stock, at cost, 104,057 and 14,444 common shares at June 30, 2020 and September 30, 2019, respectively	(3,412)	(445)
Total equity attributable to parent	826,122	839,911
Noncontrolling interest	3,787	4,047
Total stockholders’ equity	829,909	843,958

Total liabilities and stockholders’ equity	$8,779,026	$6,182,890
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands, Except Share and Per Share Data)	2020	2019	2020	2019
Interest and dividend income:
Loans and leases, including fees	$59,911	$69,732	$199,107	$203,900
Mortgage-backed securities	2,269	3,063	7,151	8,622
Other investments	5,226	8,837	18,176	32,380
	67,406	81,632	224,434	244,902
Interest expense:
Deposits	3,130	10,395	20,712	35,731
FHLB advances and other borrowings	2,139	4,269	9,197	10,581
	5,269	14,664	29,909	46,312

Net interest income	62,137	66,968	194,525	198,590

Provision for loan and lease losses	15,093	9,112	55,796	51,529

Net interest income after provision for loan and lease losses	47,044	57,856	138,729	147,061

Noninterest income:
Refund transfer product fees	4,595	6,697	33,726	38,559
Tax advance product fees	28	34	31,840	34,757
Payment card and deposit fees	21,302	21,377	65,957	66,855
Other bank and deposit fees	214	495	1,083	1,449
Rental income	11,231	9,386	34,682	30,167
Gain on sale of securities available for sale, net (includes $0 and $440 reclassified from accumulated other comprehensive income (loss) for net gain (loss) on securities available for sale for the three months ended June 30, 2020 and 2019, respectively and $0 and $649 for the nine months ended June 30, 2020 and 2019, respectively)	—	440	—	649
Gain on divestitures	—	—	19,275	—
Gain on sale of other	1,214	2,620	969	6,117
Other income	2,464	2,741	11,512	8,012
Total noninterest income	41,048	43,790	199,044	186,565

Noninterest expense:
Compensation and benefits	32,102	35,176	100,631	117,350
Refund transfer product expense (income)	(139)	287	7,482	7,478
Tax advance product expense (Income)	(11)	425	2,820	3,101
Card processing	7,128	4,613	19,432	18,670
Occupancy and equipment expense	6,502	7,136	20,169	20,806
Operating lease equipment depreciation	8,536	6,029	25,237	18,280
Legal and consulting	4,660	4,065	15,242	12,341
Intangible amortization	2,636	4,374	8,714	14,352
Impairment expense	—	—	750	9,660
Other expense	9,827	10,363	38,291	34,978
Total noninterest expense	71,241	72,468	238,768	257,016

Income before income tax expense	16,851	29,178	99,005	76,610

Income tax expense (benefit) (includes $0 and $110 reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2020 and 2019, respectively and $0 and $162 for the nine months ended June 30, 2020 and 2019, respectively)	(2,426)	(1,158)	3,870	(3,244)

Net income before noncontrolling interest	19,277	30,336	95,135	79,854
Net income attributable to noncontrolling interest	1,087	1,045	3,573	3,045
Net income attributable to parent	$18,190	$29,291	$91,562	$76,809

Earnings per common share
Basic	$0.53	$0.75	$2.54	$1.96
Diluted	$0.53	$0.75	$2.54	$1.95
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands)	2020	2019	2020	2019
Net income before noncontrolling interest	$19,277	$30,336	$95,135	$79,854

Other comprehensive income (loss):
Change in net unrealized (loss) gain on debt securities	8,067	16,897	2,576	48,157
Gain realized in net income	—	(440)	—	(649)
	8,067	16,457	2,576	47,508
Unrealized (loss) gain on currency translation	295	221	(269)	(24)
Deferred income tax effect	2,021	4,106	651	11,590
Total other comprehensive income	6,341	12,572	1,656	35,894
Total comprehensive income	25,618	42,908	96,791	115,748
Total comprehensive income attributable to noncontrolling interest	1,087	1,045	3,573	3,045
Comprehensive income attributable to parent	$24,531	$41,863	$93,218	$112,703
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)	Meta Financial Group, Inc. Stockholders' Equity
Three Months Ended June 30, 2020	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Meta Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance, March 31, 2020	$346	$590,682	$212,027	$1,654	$(3,397)	$801,312	$3,762	$805,074
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,717)	—	—	(1,717)	—	(1,717)
Issuance of common shares due to exercise of stock options	—	88	—	—	—	88	—	88
Shares repurchased	—	—	—	—	(15)	(15)	—	(15)
Stock compensation	—	1,923	—	—	—	1,923	—	1,923
Total other comprehensive income	—	—	—	6,341	—	6,341	—	6,341
Net income	—	—	18,190	—	—	18,190	1,087	19,277
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(1,062)	(1,062)
Balance, June 30, 2020	$346	$592,693	$228,500	$7,995	$(3,412)	$826,122	$3,787	$829,909

Nine Months Ended June 30, 2020
Balance, September 30, 2019	$378	$580,826	$252,813	$6,339	$(445)	$839,911	$4,047	$843,958
Cash dividends declared on common stock ($0.15 per share)	—	—	(5,370)	—	—	(5,370)	—	(5,370)
Issuance of common shares due to exercise of stock options	—	293	—	—	—	293	—	293
Issuance of common shares due to restricted stock	2	—	—	—	—	2	—	2
Issuance of common shares due to ESOP	1	3,219	—	—	—	3,220	—	3,220
Shares repurchased	(35)	35	(110,505)	—	(2,967)	(113,472)	—	(113,472)
Stock compensation	—	8,320	—	—	—	8,320	—	8,320
Total other comprehensive income	—	—	—	1,656	—	1,656	—	1,656
Net income	—	—	91,562	—	—	91,562	3,573	95,135
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(3,833)	(3,833)
Balance, June 30, 2020	$346	$592,693	$228,500	$7,995	$(3,412)	$826,122	$3,787	$829,909

(Dollars in Thousands, Except Share and Per Share Data)	Meta Financial Group, Inc. Stockholders' Equity
Three Months Ended June 30, 2019	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance, March 31, 2019	$395	$576,406	$258,600	$(10,264)	$(4,956)	$820,181	$3,528	$823,709
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,931)	—	—	(1,931)	—	(1,931)
Issuance of common shares due to exercise of stock options	—	37	—	—	—	37	—	37
Shares repurchases	(16)	16	(43,000)	—	(13)	(43,013)	—	(43,013)
Retirement of treasury stock	—	—	(4,956)	—	4,956	—	—	—
Stock compensation	—	2,256	—	—	—	2,256	—	2,256
Total other comprehensive income	—	—	—	12,572	—	12,572	—	12,572
Net income	—	—	29,291	—	—	29,291	1,045	30,336
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(1,065)	(1,065)
Balance, June 30, 2019	$379	$578,715	$238,004	$2,308	$(13)	$819,393	$3,508	$822,901

Nine Months Ended June 30, 2019
Balance, September 30, 2018	$393	$565,811	$213,048	$(33,111)	$(1,989)	$744,152	$3,574	$747,726
Adoption of Accounting Standards Update 2014-09, net of income taxes	—	—	1,502	—	—	1,502	—	1,502
Adoption of Accounting Standards Update 2016-01, net of income taxes	—	—	475	(475)	—	—	—	—
Cash dividends declared on common stock ($0.15 per share)	—	—	(5,874)	—	—	(5,874)	—	(5,874)
Issuance of common shares due to exercise of stock options	—	92	—	—	—	92	—	92
Issuance of common shares due to restricted stock	3	—	—	—	—	3	—	3
Issuance of common shares due to ESOP	—	2,010	—	—	—	2,010	—	2,010
Shares repurchased	(17)	17	(43,000)	—	(2,980)	(45,980)	—	(45,980)
Retirement of treasury stock	—	—	(4,956)	—	4,956	—	—	—
Stock compensation	—	10,785	—	—	—	10,785	—	10,785
Total other comprehensive income	—	—	—	35,894	—	35,894	—	35,894
Net income	—	—	76,809	—	—	76,809	3,045	79,854
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(3,111)	(3,111)
Balance, June 30, 2019	$379	$578,715	$238,004	$2,308	$(13)	$819,393	$3,508	$822,901
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30,
(Dollars in Thousands)	2020	2019
Cash flows from operating activities:
Net income before noncontrolling interest	$95,135	$79,854
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	46,123	41,290
Stock compensation	8,320	10,785
Provision (recovery):
Loan and lease losses	55,796	51,529
Deferred taxes	2,289	(14,468)
Loans held for sale:
Originations	(63,396)	(104,121)
Purchases	—	(12,643)
Proceeds from sales	168,814	95,663
Net change	22,612	15,925
Fair value adjustment of foreclosed real estate	568	139
Net realized (gain) loss:
Other assets	361	(54)
Divestitures	(19,275)	—
Foreclosed real estate and repossessed assets	5,039	185
Securities available for sale, net	—	(649)
Loans held for sale	(4,069)	(3,650)
Leases receivable and equipment	(2,302)	(2,598)
Net change:
Other assets	(20,623)	(15,957)
Deposits held for sale	1,535	—
Accrued interest payable	(5,082)	4,556
Accrued expenses and other liabilities	(10,218)	18,785
Accrued interest receivable	1,738	2,294
Change in bank-owned life insurance value	(1,870)	(1,900)
Impairment on assets held for sale	242	—
Impairment on rental equipment	—	6,194
Impairment of intangibles	—	111
Net cash provided by operating activities	281,737	171,270

Cash flows from investing activities:
Securities available for sale:
Purchases	(60,024)	(297,548)
Proceeds from sales	—	720,376
Proceeds from maturities and principal repayments	166,477	110,810
Securities held to maturity:
Proceeds from maturities and principal repayments	28,642	24,809
Loans and leases:
Purchases	(120,406)	(219,551)
Proceeds from sales	3,099	13,069
Net change	(73,360)	(530,215)
Proceeds from sales of foreclosed real estate and repossessed assets	23,086	1,905
Federal Reserve Bank and Federal Home Loan Bank stock:
Purchases	(472,000)	(606,756)
Redemption	471,080	612,920
Rental equipment:
Purchases	(48,279)	(111,150)
Proceeds from sales	13,262	6,551
Net change	2,625	1,868
Premises, furniture, and equipment:
Purchases	(8,573)	(11,944)
Proceeds from sales	—	101
Proceeds from divestitures	3,498	—
Net cash (used in) investing activities	(70,873)	(284,755)

Cash flows from financing activities:
Net change:
Checking, savings, and money market deposits	4,440,032	408,951
Time certificates of deposit	(84,285)	(159,611)
Wholesale deposits	(813,495)	96,763
FHLB and other borrowings	(165,000)	110,000
Federal funds	(477,000)	(287,000)
Securities sold under agreements to repurchase	(4,019)	(36)
Distribution to noncontrolling interests	(3,833)	(3,111)
Proceeds from other liabilities	1,633	7,525
Principal payments:
Other liabilities	(5,977)	(9,404)
Capital lease obligations	(1,729)	(64)
Cash dividends paid	(5,370)	(5,874)
Issuance of common stock due to ESOP	3,220	2,010
Issuance of common stock due to restricted stock	2	3
Proceeds from exercise of stock options and issuance of common stock	293	92
Shares repurchased	(113,472)	(45,980)
Net cash (used in) provided by financing activities	2,771,000	114,264

Effect of exchange rate changes on cash	(268)	(24)

Net change in cash and cash equivalents	2,981,596	755

Cash and cash equivalents at beginning of fiscal year	126,545	99,977
Cash and cash equivalents at end of fiscal period	$3,108,141	$100,732

	Nine Months Ended June 30,
(Dollars in Thousands)	2020	2019
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$34,991	$41,756
Income taxes	5,775	(247)
Franchise taxes	231	184
Other taxes	492	539

Supplemental schedule of non-cash investing activities
Transfers
Loans and leases to foreclosed real estate and repossessed assets	5,983	105
Loans and leases to rental equipment	(573)	229
Rental equipment to loan and leases	691	—
Loans and leases to held for sale	325,092	39,452
Other assets to held for sale	7,858	—
Deposits to held for sale	288,975	—
Recognition of operating lease ROU assets, net of remeasurements	27,019	—
Purchases/sales of securities accrued, not settled
Purchases - available for sale	—	1,721
Short- and long-term borrowings transferred from other liabilities	—	20,026
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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three and nine months ended June 30, 2020 are not necessarily indicative of the results expected for the fiscal year ending September 30, 2020.

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These changes and reclassifications did not impact previously reported net income or comprehensive income.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED ACCOUNTING STANDARDS UPDATES ("ASU")

Significant accounting policies in effect and disclosed within the Company’s most recent audited consolidated financial statements as of September 30, 2019 remain substantially unchanged with the exception of the policies impacted by the adoption of noted ASUs below. Certain accounting policies were impacted by the events of the novel Coronavirus ("COVID-19"), and are discussed in Note 3. Significant Events.
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

Subsequent to lease commencement, lease liabilities recorded for finance leases are measured using the effective interest rate method and the related ROU assets are amortized on a straight-line basis over the lease term. Interest expense and amortization expense are recorded separately on the Condensed Consolidated Statements of Operations in interest expense on borrowings and occupancy and equipment noninterest expense, respectively. At June 30, 2020, the Company had no finance lease ROU assets or lease liabilities. For operating leases, total lease cost is comprised of lease expense, short-term lease cost, variable lease cost and sublease income. Lease expense includes future minimum lease payments, which are recognized on a straight-line basis over the lease term, as well as common area maintenance charges, real estate taxes, insurance and other expenses, where applicable, which are expensed as incurred. Total lease cost for operating leases is recorded in occupancy and equipment noninterest expense. See Note 11. Operating Lease Right-of-Use Assets and Liabilities for further information.

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

Other Upcoming ASUs - Refer to the Company’s most recently audited consolidated financial statements for the year ended September 30, 2019 for the latest update on other ASUs relevant to the Company and not yet adopted at June 30, 2020.

NOTE 3. SIGNIFICANT EVENTS

COVID-19 Pandemic

The COVID-19 pandemic began impacting the U.S. and global economies in the first calendar quarter of 2020. In March 2020, the U.S. declared a national emergency and imposed travel restrictions, limitations of business operations in certain industries, and other efforts in order to impede the spread of COVID-19. Since the onset of this pandemic, macroeconomic conditions and markets have significantly deteriorated. While the process of phased re-openings of the economies of many states began in May and June, COVID-19 continues to have a significant effect on individuals, businesses and the economy. In response to the impacts of COVID-19, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") on March 27, 2020. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors.

Accommodations to Borrowers

The Company is participating in the Paycheck Protection Program ("PPP"), which is being administered by the Small Business Administration ("SBA"). It is the Company's understanding that loans funded through the PPP program are fully guaranteed by the U.S. government and that a portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. See Note 6. Loans and Leases, Net for further information related to this program.

In response to the COVID-19 pandemic impact on customers, the Company is engaging in more frequent communication with borrowers to better understand their situation and challenges and has been offering credit-worthy borrowers experiencing temporary hardship certain loan and lease modifications ("COVID modifications"), such as payment deferrals, as a result of interagency guidance issued on March 22, 2020 encouraging companies to work with customers impacted by COVID-19. The Company elected to treat COVID modifications on leases as part of the enforceable rights and obligations of the parties under the existing lease contract, resulting in these payment deferrals being treated as variable lease payments under the existing lease versus lease modifications. Additionally, for COVID modifications on loans, the Company adjusted its effective interest rate to reflect the payment deferral modification and continued accruing interest during this period. Short-term modifications made on a good faith basis in response to COVID-19 borrowers whose payments were current prior to any relief, are not to be considered troubled debt restructurings, and will not be considered delinquent so long as they meet their revised obligations in the modification agreement.

Through June 30, 2020, the Company has granted deferral payments on a total of $352.1 million of loan, lease and rental equipment balances. As of June 30, 2020, $292.2 million of those balances were still in their deferment period. In addition, the Company has made other COVID-19 related modifications on a total of $52.9 million, of which $34.6 million are still active as of June 30, 2020. The majority of the other modifications were related to adjusting the type or amount of the customer's payments.

The table below presents the outstanding balance of active COVID-19 related modifications by type and category as of June 30, 2020.

	June 30, 2020
(Dollars in Thousands)	COVID-19 Related Payment Deferrals	Other COVID-19 Related Modifications
National Lending
Term lending	$88,227	$—
Asset based lending	324	17,333
Factoring	3,564	17,295
Lease financing	27,310	—
Insurance premium finance	5,505	—
SBA/USDA	7,724	—
Other commercial finance	74	—
Commercial finance	132,728	34,628
Consumer credit products	462	—
Other consumer finance	6,855	—
Consumer finance	7,317	—
Total National Lending	140,045	34,628
Community Banking
Commercial real estate and operating	148,838	—
Consumer one-to-four family real estate and other	2,534	—
Total Community Banking	151,372	—
Total loans and leases	291,417	34,628
Rental equipment	819	—
Total COVID-19 related modifications	$292,236	$34,628

Financial Impact

The Company recorded $15.1 million in provision expense during the three months ended June 30, 2020, compared to $9.1 million for the comparable period in the prior year. The increase in provision was primarily within the remaining community banking and commercial finance portfolios and was attributable to the increased stress that the hospitality loans and small ticket loan and lease relationships have experienced stemming from the ongoing uncertainty related to the COVID-19 pandemic. Loans and leases that received short-term payment deferrals were also analyzed and additional provision was applied as appropriate. As the Company obtains additional information on the macroeconomic reactions and impact on borrowers, the provision estimate will be revised as necessary in future periods to maintain an appropriate and supportable level. The Company’s approach to estimating the COVID-19 impact on credit quality is presented in Note 6. Loans and Leases, Net.

The Company's interest and fee income could be reduced as a result of COVID-19. While interest and fees will continue to accrue in accordance with GAAP, a decrease in loan demand could lead to slower loan growth or even a contraction in loan balances in the near term. In addition, should eventual credit losses emerge, interest income and fees accrued may need to be reversed in future periods. At this time, the Company is unable to project the materiality of such an impact. While the Company has seen a slight contraction in loan balances in some categories during the third quarter of fiscal 2020, such as asset-based lending and factoring, other categories have continued to grow. No additional significant financial impacts directly related to COVID-19 were identified for the nine months ended June 30, 2020.

Asset Valuation

In June 2020, the Company assessed its financial assets potentially impacted by the deteriorating market conditions due to the COVID-19 outbreak occurring globally. Included in the assessment were the loan and lease portfolios, other-than-temporary impairment ("OTTI") in investment portfolios, collectability of operating lease payments, goodwill impairment and intangible asset impairment. Based on the known events and circumstances at the time of the assessment, the Company has determined no impairment is needed as of June 30, 2020, other than the provision for loan and lease losses noted above. The Company will continue to observe and monitor the pandemic-related circumstances to determine whether further impairment assessments are needed in future periods. In the event it is determined that all or a portion of its goodwill or intangible assets is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings, but would not impact regulatory capital.

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

The $19.3 million gain on sale (before tax) was recognized within noninterest income on the Company's Condensed Consolidated Statement of Operations for the three and nine months ended June 30, 2020. In addition to what's reflected above, the Company also recognized $0.6 million, $0.2 million, $0.8 million, and $0.3 million in legal, IT, consulting, and nonrecurring compensation expenses related to the sale of the Community Bank division, respectively.

The Company entered a servicing agreement with Central Bank for the retained Community Bank loan portfolio that became effective on the Closing Date. The Company recognized $1.4 million in servicing fee expense during the nine months ended June 30, 2020.

On August 4, 2020, the Company sold an additional $58.6 million of the retained Community Bank portfolio to Central Bank. The sale did not result in any material gain to the Company. The loans included in the sale were classified as held for sale for the quarter ended June 30, 2020. See Note 6. Loans and Leases, Net, and Note 19. Subsequent Events, for additional information.

The Company has summarized the Community Bank division results for the three and nine months ended June 30, 2020 below.

(Dollars in Thousands)	Community Bank Sold(1)	Community Bank Retained(2)	Total Community Bank
Three Months Ended June 30, 2020
Net interest income	$—	$7,955	$7,955
(Reversal) Provision for loan and lease losses	(491)	7,547	7,056
Noninterest income	—	11	11
Noninterest expense	39	1,562	1,601
Net income (loss) before income tax expense	$452	$(1,143)	$(691)
Nine Months Ended June 30, 2020
Net interest income	$2,512	$25,348	$27,860
(Reversal) Provision for loan and lease losses	(2,241)	14,521	12,280
Noninterest income	19,694	(3,473)	16,221
Noninterest expense	4,955	5,113	10,068
Net income (loss) before income tax expense	$19,492	$2,241	$21,733
(1) Reflects the activity of the assets and liabilities included in the disposal of the Community Bank division through June 30, 2020.
(2) Reflects the activity of the retained Community Bank loan portfolio as of June 30, 2020.

NOTE 5. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale ("AFS") and held to maturity ("HTM") debt securities are presented below.

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At June 30, 2020
Debt securities AFS
SBA securities	$165,299	$5,109	$(141)	$170,267
Obligations of states and political subdivisions	826	17	—	843
Non-bank qualified obligations of states and political subdivisions	327,423	4,803	(902)	331,324
Asset-backed securities	334,075	1,575	(12,505)	323,145
Mortgage-backed securities	325,025	13,381	(156)	338,250
Total debt securities AFS	$1,152,648	$24,885	$(13,704)	$1,163,829

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At September 30, 2019
Debt securities AFS
SBA securities	$182,327	$3,655	$—	$185,982
Obligations of states and political subdivisions	858	16	—	874
Non-bank qualified obligations of states and political subdivisions	396,430	5,030	(903)	400,557
Asset-backed securities	305,603	262	(3,331)	302,534
Mortgage-backed securities	378,670	5,731	(1,855)	382,546
Total debt securities AFS	$1,263,888	$14,694	$(6,089)	$1,272,493

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At June 30, 2020
Debt securities HTM
Non-bank qualified obligations of states and political subdivisions	$98,205	$133	$(1,016)	$97,322
Mortgage-backed securities	6,382	128	—	6,510
Total debt securities HTM	$104,587	$261	$(1,016)	$103,832

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Fair Value
At September 30, 2019
Debt securities HTM
Non-bank qualified obligations of states and political subdivisions	$127,582	$108	$(1,403)	$126,287
Mortgage-backed securities	7,182	14	(13)	7,183
Total debt securities HTM	$134,764	$122	$(1,416)	$133,470

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

GAAP requires that, at acquisition, an enterprise classify debt securities into one of three categories: AFS, HTM or trading. AFS securities are carried at fair value on the consolidated statements of financial condition, and unrealized holding gains and losses are excluded from earnings and recognized as a separate component of equity in accumulated other comprehensive income (“AOCI”). HTM debt securities are measured at amortized cost. Both AFS and HTM are subject to review for other-than-temporary impairment. The Company had no trading securities at June 30, 2020 or September 30, 2019.

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in Thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
At June 30, 2020
Debt securities AFS
SBA securities	$34,402	$(141)	$—	$—	$34,402	$(141)
Non-bank qualified obligations of states and political subdivisions	46,805	(279)	40,425	(623)	87,230	(902)
Asset-backed securities	103,915	(2,423)	178,986	(10,082)	282,901	(12,505)
Mortgage-backed securities	32,214	(156)	—	—	32,214	(156)
Total debt securities AFS	$217,336	$(2,999)	$219,411	$(10,705)	$436,747	$(13,704)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in Thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
At September 30, 2019
Debt securities AFS
SBA securities	$10,262	$—	$—	$—	$10,262	$—
Non-bank qualified obligations of states and political subdivisions	66,326	(177)	55,428	(726)	121,754	(903)
Asset-backed securities	158,176	(1,823)	93,259	(1,508)	251,435	(3,331)
Mortgage-backed securities	1,713	(1)	89,634	(1,854)	91,347	(1,855)
Total debt securities AFS	$236,477	$(2,001)	$238,321	$(4,088)	$474,798	$(6,089)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in Thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
At June 30, 2020
Debt securities HTM
Non-bank qualified obligations of states and political subdivisions	$—	$—	$83,207	$(1,016)	$83,207	$(1,016)
Total debt securities HTM	$—	$—	$83,207	$(1,016)	$83,207	$(1,016)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in Thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
At September 30, 2019
Debt securities HTM
Non-bank qualified obligations of states and political subdivisions	$5,967	$(6)	$109,368	$(1,397)	$115,335	$(1,403)
Mortgage-backed securities	1,471	—	1,803	(13)	3,274	(13)
Total debt securities HTM	$7,438	$(6)	$111,171	$(1,410)	$118,609	$(1,416)

At June 30, 2020, the investment portfolio included securities with current unrealized losses that have existed for longer than one year. All of these securities are considered to be acceptable credit risks. Because (i) the declines in fair value were due to changes in market interest rates, not in estimated cash flows, (ii) the Company does not intend or has not made a decision to sell these securities and (iii) it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, which may occur at maturity, no other-than-temporary impairment was recorded at June 30, 2020.

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

Securities AFS at Fair Value	Amortized Cost	Fair Value
(Dollars in Thousands)
At June 30, 2020
Due in one year or less	$1,130	$1,133
Due after one year through five years	12,688	13,205
Due after five years through ten years	44,891	47,174
Due after ten years	768,914	764,067
	827,623	825,579
Mortgage-backed securities	325,025	338,250
Total securities AFS, at fair value	$1,152,648	$1,163,829

(Dollars in Thousands)	Amortized Cost	Fair Value
At September 30, 2019
Due in one year or less	$—	$—
Due after one year through five years	16,749	17,143
Due after five years through ten years	50,263	51,840
Due after ten years	818,206	820,964
	885,218	889,947
Mortgage-backed securities	378,670	382,546
Total securities AFS, at fair value	$1,263,888	$1,272,493

Securities HTM at Fair Value	Amortized Cost	Fair Value
(Dollars in Thousands)
At June 30, 2020
Due after ten years	$98,205	$97,322
	98,205	97,322
Mortgage-backed securities	6,382	6,510
Total securities HTM, at cost	$104,587	$103,832

(Dollars in Thousands)	Amortized Cost	Fair Value
At September 30, 2019
Due after ten years	$127,582	$126,287
	127,582	126,287
Mortgage-backed securities	7,182	7,183
Total securities HTM, at cost	$134,764	$133,470

Other investments, at cost, include equity securities without a readily determinable fair value, which are included in other assets on the consolidated statement of financial condition, and shares of stock in the Federal Reserve Bank ("FRB") of Minneapolis and the FHLB of Des Moines. Equity securities without a readily determinable fair value totaled $11.0 million at June 30, 2020 and $6.5 million at September 30, 2019. Upon conversion to a national bank on April 1, 2020, the Company's wholly-owned subsidiary, MetaBank, is required by federal law to subscribe to capital stock (divided into shares of $100 each) as a member of the FRB of Minneapolis with an amount equal to six per centum of the paid-up capital stock and surplus. One-half of the subscription is paid at time of application, and one-half is subject to call of the Board of Governors of the Federal Reserve System. FRB of Minneapolis stock held by MetaBank at June 30, 2020 totaled $20.0 million. These equity securities are 'restricted' in that they can only be owned by member banks. FHLB of Des Moines stock held by MetaBank at June 30, 2020 and September 30, 2019 totaled $11.9 million and $30.9 million, respectively. The decrease in FHLB stock directly correlates with lower short-term borrowings balances at June 30, 2020 compared to September 30, 2019. The Company’s wholly-owned subsidiary, MetaBank, is required by federal law to maintain FHLB stock as a member of FHLB of Des Moines. These equity securities are ‘restricted’ in that they can only be sold back to the respective institution from which they were acquired or another member institution at par. Therefore, FRB and FHLB stocks are less liquid than other marketable equity securities, and the fair value approximates cost. The Company evaluates impairment for investments held at cost on at least an annual basis based on the ultimate recoverability of the par value. No impairment was recognized for such investments for the nine months ended June 30, 2020.

NOTE 6. LOANS AND LEASES, NET

Loans and leases consist of the following:

(Dollars in Thousands)	June 30, 2020	September 30, 2019
National Lending
Term lending(1)	$738,454	$641,742
Asset based lending(1)	181,130	250,465
Factoring	206,361	296,507
Lease financing(1)	264,988	177,915
Insurance premium finance	359,147	361,105
SBA/USDA	308,611	88,831
Other commercial finance	100,214	99,665
Commercial finance	2,158,905	1,916,230
Consumer credit products	102,808	106,794
Other consumer finance	138,777	161,404
Consumer finance	241,585	268,198
Tax services	19,168	2,240
Warehouse finance	277,614	262,924
Total National Lending	2,697,272	2,449,592
Community Banking
Commercial real estate and operating	608,303	883,932
Consumer one-to-four family real estate and other	166,479	259,425
Agricultural real estate and operating	24,655	58,464
Total Community Banking	799,437	1,201,821
Total loans and leases	3,496,709	3,651,413
Net deferred loan origination fees (costs)	5,937	7,434
Total gross loans and leases	3,502,646	3,658,847

Allowance for loan and lease losses	(65,747)	(29,149)
Total loans and leases, net(2)	$3,436,899	$3,629,698
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
(2) As of June 30, 2020, the remaining balance of acquired loans and leases from the acquisition of Crestmark Bancorp, Inc. ("Crestmark") and its bank subsidiary, Crestmark Bank (the "Crestmark Acquisition") was $188.3 million and the remaining balances of the credit and interest rate mark discounts related to the acquired loans and leases held for investment were $3.4 million and $2.9 million, respectively. On August 1, 2018, the Company acquired loans and leases from the Crestmark Acquisition totaling $1.06 billion and recorded related credit and interest rate mark discounts of $12.3 million and $6.0 million, respectively.

During the nine months ended June 30, 2020, the Company transferred $325.1 million of Community Banking loans to held for sale. During the nine months ended June 30, 2019, the Company transferred $39.5 million of consumer credit product loans to held for sale.

During the nine months ended June 30, 2020 and 2019, the Company originated $63.4 million and $104.1 million, respectively, of SBA/USDA and consumer credit product loans as held for sale.

The Company sold held for sale loans resulting in proceeds of $440.5 million and gains on sale of $7.0 million during the nine months ended June 30, 2020. The Company sold held for sale loans resulting in proceeds of $95.7 million and gains on sale of $3.7 million during the nine months ended June 30, 2019.

Loans purchased and sold by portfolio segment, including participation interests, for the three and nine months ended were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands)	2020	2019	2020	2019
Loans Purchased
Loans held for sale:
Total National Lending	$—	$6,703	$—	$12,643
Loans held for investment:
Total National Lending	—	72,737	103,888	198,328
Total Community Banking	2,728	2,710	16,518	21,223
Total purchases	$2,728	$82,150	$120,406	$232,194
Loans Sold
Loans held for sale:
Total National Lending	$8,524	$57,661	$168,814	$92,565
Total Community Banking	—	—	271,681	—
Loans held for investment:
Total Community Banking	—	2,212	3,099	13,069
Total sales	$8,524	$59,873	$443,594	$105,634

Leasing Portfolio
Effective October 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) and related ASUs on a modified retrospective basis, electing the practical expedients and optional transition method. As such, the following leasing disclosures include information at, or for the three and nine months ended, June 30, 2020.
The net investment in direct financing and sales-type leases was comprised of the following:

(Dollars in Thousands)	June 30, 2020	September 30, 2019
Carrying Amount	$283,003	$191,733
Unguaranteed residual assets	16,662	13,353
Unamortized initial direct costs	1,967	1,790
Unearned income	(34,677)	(27,171)
Total net investment in direct financing and sales-type leases	$266,955	$179,705

The carrying amount of direct financing and sales-type leases subject to residual value guarantees was $9.0 million at June 30, 2020.

The components of total lease income were as follows:

	June 30, 2020
(Dollars in Thousands)	Three Months Ended	Nine Months Ended
Interest income - loans and leases
Interest income on net investments in direct financing and sales-type leases	$4,496	$12,958

Leasing and equipment finance noninterest income
Lease income from operating lease payments	11,391	33,857
Profit (loss) recorded on commencement date on sales-type leases	103	590
Other(1)	554	3,135
Total leasing and equipment finance noninterest income	12,048	37,582
Total lease income	$16,544	$50,540
(1) Other leasing and equipment finance noninterest income consists of gains (losses) on sales of leased equipment, fees and service charges on leases and gains (losses) on sales of leases.

Undiscounted future minimum lease payments receivable for direct financing and sales-type leases and a reconciliation to the carrying amount recorded were as follows:

(Dollars in Thousands)
Remaining in 2020	$25,308
2021	95,008
2022	74,899
2023	49,197
2024	29,178
Thereafter	9,413
Equipment under leases not yet commenced
Total undiscounted future minimum lease payments receivable for direct financing and sales-type leases	283,003
Third-party residual value guarantees	—
Total carrying amount of direct financing and sales-type leases	$283,003

The Company did not record any contingent rental income from direct financing and sales-type leases in the nine months ended June 30, 2020.

During the Company's fiscal 2020 second quarter, the COVID-19 pandemic began impacting global and US markets and macroeconomic conditions, and continues to have an impact. Although the ultimate impact of the pandemic on the Company's loan and lease portfolio is difficult to predict, management performed an evaluation of the loan and lease portfolio in order to assess the impact on repayment sources and underlying collateral that could result in additional losses. The framework for the analysis was based on the Company's then-current allowance for loan and lease losses ("ALLL") methodology with additional considerations. From this impact assessment, additional reserve levels were estimated by increasing qualitative factors. The additional reserves were estimated for loans that were granted short-term payment deferrals related to financial stress stemming from the COVID-19 pandemic along with other loans within certain industries that were considered higher risk for credit loss (e.g. transportation, hospitality, travel, entertainment and retail). The Company continues to assess the impact to our customers and businesses as a result of COVID-19 and will refine our estimate as more information becomes available.

Based on the Company's ongoing assessment of the COVID-19 pandemic, the Company recognized an additional provision for loan and lease losses of $9.4 million and $25.2 million during the three and nine months ended June 30, 2020, respectively. The Company will continue to assess the impact to their customers and businesses as a result of COVID-19 and refine their estimate as more information becomes available.

Activity in the allowance for loan and lease losses and balances of loans and leases by portfolio segment for each of the three and nine months ended was as follows:

	Three Months Ended June 30, 2020
(Dollars in Thousands)	Beginning balance	Provision (recovery) for loan and lease losses	Charge-offs	Recoveries	Ending balance
Allowance for loan and lease losses:
National Lending
Term lending	$11,647	$5,672	$(2,831)	$25	$14,513
Asset based lending	2,826	(953)	(42)	—	1,831
Factoring	4,444	(1,997)	(140)	362	2,669
Lease financing	2,683	4,293	(357)	91	6,710
Insurance premium finance	2,142	596	(736)	367	2,369
SBA/USDA	1,558	716	(1,134)	—	1,140
Other commercial finance	552	(381)	—	—	171
Commercial finance	25,852	7,946	(5,240)	845	29,403
Consumer credit products	1,082	(111)	—	—	971
Other consumer finance	3,414	358	(567)	44	3,249
Consumer finance	4,496	247	(567)	44	4,220
Tax services	21,320	(100)	(9,797)	14	11,437
Warehouse finance	334	(56)	—	—	278
Total National Lending	52,002	8,037	(15,604)	903	45,338
Community Banking
Commercial real estate and operating	10,069	6,688	—	—	16,757
Consumer one-to-four family real estate and other	2,350	586	—	—	2,936
Agricultural real estate and operating	934	(218)	—	—	716
Total Community Banking	13,353	7,056	—	—	20,409
Total	$65,355	$15,093	$(15,604)	$903	$65,747

	Nine Months Ended June 30, 2020
(Dollars in Thousands)	Beginning balance	Provision (recovery) for loan and lease losses	Charge-offs	Recoveries	Ending balance
Allowance for loan and lease losses:
National Lending
Term lending	$5,533	$14,753	$(6,003)	$230	$14,513
Asset based lending	2,437	(611)	(42)	47	1,831
Factoring	3,261	(509)	(875)	792	2,669
Lease financing	1,275	5,841	(725)	319	6,710
Insurance premium finance	1,024	2,671	(1,809)	483	2,369
SBA/USDA	383	2,007	(1,250)	—	1,140
Other commercial finance	683	(512)	—	—	171
Commercial finance	14,596	23,640	(10,704)	1,871	29,403
Consumer credit products	1,044	(73)	—	—	971
Other consumer finance	5,118	(474)	(2,208)	813	3,249
Consumer finance	6,162	(547)	(2,208)	813	4,220
Tax services	—	20,407	(9,797)	827	11,437
Warehouse finance	263	15	—	—	278
Total National Lending	21,021	43,515	(22,709)	3,511	45,338
Community Banking
Commercial real estate and operating	6,208	10,549	—	—	16,757
Consumer one-to-four family real estate and other	1,053	1,883	—	—	2,936
Agricultural real estate and operating	867	(151)	—	—	716
Total Community Banking	8,128	12,281	—	—	20,409
Total	$29,149	$55,796	$(22,709)	$3,511	$65,747

	Three Months Ended June 30, 2019
(Dollars in Thousands)	Beginning balance	Provision (recovery) for loan and lease losses	Charge-offs	Recoveries	Ending balance
Allowance for loan and lease losses:
National Lending
Term lending	$3,121	$2,564	$(1,969)	$45	$3,761
Asset based lending	1,410	417	(37)	3	1,793
Factoring	1,761	2,747	(1,335)	31	3,204
Lease financing	933	(309)	(110)	158	672
Insurance premium finance	919	201	(275)	171	1,016
SBA/USDA	474	449	—	—	923
Other commercial finance	525	432	—	—	957
Commercial finance	9,143	6,501	(3,726)	408	12,326
Consumer credit products	1,314	142	—	—	1,456
Other consumer finance	5,130	1,890	(1,398)	28	5,650
Consumer finance	6,444	2,032	(1,398)	28	7,106
Tax services	24,102	914	(9,627)	36	15,425
Warehouse finance	185	65	—	—	250
Total National Lending	39,874	9,512	(14,751)	472	35,107
Community Banking
Commercial real estate and operating	6,673	(249)	—	—	6,424
Consumer one-to-four family real estate and other	958	(65)	—	—	893
Agricultural real estate and operating	1,167	(86)	—	—	1,081
Total Community Banking	8,798	(400)	—	—	8,398
Total	$48,672	$9,112	$(14,751)	$472	$43,505

	Nine Months Ended June 30, 2019
(Dollars in Thousands)	Beginning balance	Provision (recovery) for loan and lease losses	Charge-offs	Recoveries	Ending balance
Allowance for loan and lease losses:
National Lending
Term lending	$89	$4,928	$(2,751)	$1,495	$3,761
Asset based lending	47	1,775	(37)	8	1,793
Factoring	64	5,769	(2,711)	82	3,204
Lease financing	30	1,039	(1,052)	655	672
Insurance premium finance	1,031	2,091	(2,359)	253	1,016
SBA/USDA	13	910	—	—	923
Other commercial finance	28	929	—	—	957
Commercial finance	1,302	17,441	(8,910)	2,493	12,326
Consumer credit products	785	671	—	—	1,456
Other consumer finance	2,820	8,249	(5,477)	58	5,650
Consumer finance	3,605	8,920	(5,477)	58	7,106
Tax services	—	24,883	(9,670)	212	15,425
Warehouse finance	65	185	—	—	250
Total National Lending	4,972	51,429	(24,057)	2,763	35,107
Community Banking
Commercial real estate and operating	6,220	204	—	—	6,424
Consumer one-to-four family real estate and other	632	281	(20)	—	893
Agricultural real estate and operating	1,216	(385)	—	250	1,081
Total Community Banking	8,068	100	(20)	250	8,398
Total	$13,040	$51,529	$(24,077)	$3,013	$43,505

The following tables provide details regarding the allowance for loan and lease losses and balance by type of allowance:

	Allowance			Loans and Leases
Recorded Investment	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total
As of June 30, 2020	(Dollars in Thousands)
National Lending
Term lending	$3,366	$11,147	$14,513	$31,467	$706,987	$738,454
Asset based lending	—	1,831	1,831	2,805	178,325	181,130
Factoring	189	2,480	2,669	2,165	204,196	206,361
Lease financing	1,350	5,360	6,710	4,695	260,293	264,988
Insurance premium finance	—	2,369	2,369	—	359,147	359,147
SBA/USDA	241	899	1,140	2,380	306,231	308,611
Other commercial finance	—	171	171	—	100,214	100,214
Commercial finance	5,146	24,257	29,403	43,512	2,115,393	2,158,905
Consumer credit products	—	971	971	—	102,808	102,808
Other consumer finance	—	3,249	3,249	2,177	136,600	138,777
Consumer finance	—	4,220	4,220	2,177	239,408	241,585
Tax services	—	11,437	11,437	—	19,168	19,168
Warehouse finance	—	278	278	—	277,614	277,614
Total National Lending	5,146	40,192	45,338	45,689	2,651,583	2,697,272
Community Banking
Commercial real estate and operating	141	16,616	16,757	419	607,884	608,303
Consumer one-to-four family real estate and other	—	2,936	2,936	177	166,302	166,479
Agricultural real estate and operating	—	716	716	2,437	22,218	24,655
Total Community Banking	141	20,268	20,409	3,033	796,404	799,437
Total	$5,287	$60,460	$65,747	$48,722	$3,447,987	$3,496,709

	Allowance			Loans and Leases
Recorded Investment	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total
As of September 30, 2019	(Dollars in Thousands)
National Lending
Term lending	$450	$5,083	$5,533	$19,568	$622,174	$641,742
Asset based lending	—	2,437	2,437	378	250,087	250,465
Factoring	1,262	1,999	3,261	3,824	292,683	296,507
Lease financing	112	1,163	1,275	1,213	176,702	177,915
Insurance premium finance	—	1,024	1,024	—	361,105	361,105
SBA/USDA	51	332	383	3,841	84,990	88,831
Other commercial finance	—	683	683	—	99,665	99,665
Commercial finance	1,875	12,721	14,596	28,824	1,887,406	1,916,230
Consumer credit products	—	1,044	1,044	—	106,794	106,794
Other consumer finance	—	5,118	5,118	1,472	159,932	161,404
Consumer finance	—	6,162	6,162	1,472	266,726	268,198
Tax services	—	—	—	—	2,240	2,240
Warehouse finance	—	263	263	—	262,924	262,924
Total National Lending	1,875	19,146	21,021	30,296	2,419,296	2,449,592
Community Banking
Commercial real estate and operating	—	6,208	6,208	258	883,674	883,932
Consumer one-to-four family real estate and other	—	1,053	1,053	100	259,325	259,425
Agricultural real estate and operating	—	867	867	2,985	55,479	58,464
Total Community Banking	—	8,128	8,128	3,343	1,198,478	1,201,821
Total	$1,875	$27,274	$29,149	$33,639	$3,617,774	$3,651,413

In response to the ongoing COVID-19 pandemic, the Company allowed modifications, such as payment deferrals and temporary forbearance, to credit-worthy borrowers who are experiencing temporary hardship due to the effects of COVID-19. Accordingly, if all payments were less than 30 days past due prior to the onset of the pandemic effects, the loan or lease will not be reported as past due during the deferral or forbearance period. As of June 30, 2020, the Company granted deferral payments on a total of $352.1 million of loan and lease balances due to performing borrowers experiencing temporary hardship from COVID-19. These modifications consisted solely of payment deferrals ranging from 30 days to six months. These modifications are in line with applicable regulatory guidelines and, therefore, they are not reported as troubled-debt restructurings. The Company elected to accrue and recognize interest income on these modifications during the payment deferral period.

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

Beginning in the fiscal 2020 first quarter the Company implemented changes to the risk rating approach on certain commercial finance portfolios as part of a streamlining process to provide a more consistent risk rating approach across all of its lending portfolios. Based upon a study of the Company's special mention commercial finance loans and leases, the Company determined that approximately $117.0 million of those loans and leases should be rated as watch under the new approach. Prior to the fiscal 2020 first quarter, none of the Company's commercial finance loans and leases were rated as watch. Based on Meta's allowance methodology, these changes in risk ratings did not have a direct impact on the allowance for loan and lease losses. The aggregate balance of watch and special mention loans and leases within the commercial finance portfolio increased to $179.8 million at June 30, 2020, compared to $145.0 million at September 30, 2019.

The Company has various portfolios of consumer finance and tax services loans that present unique risks. Due to the unique risks associated with these portfolios, the Company monitors other credit quality indicators in their evaluation of the appropriateness of the allowance for loan losses on these portfolios, and as such, these loans are not included in the asset classification table below, beginning in the fiscal 2020 first quarter. The September 30, 2019 asset classification table has been conformed to the current presentation. The outstanding balances of consumer finance loans and tax services loans were $241.6 million and $19.2 million at June 30, 2020, respectively, and $268.2 million and $2.2 million at September 30, 2019, respectively.

The asset classifications of loans and leases were as follows:

Asset Classification	Pass	Watch	Special Mention	Substandard	Doubtful	Total
As of June 30, 2020	(Dollars in Thousands)
National Lending
Term lending	$656,198	$42,015	$8,774	$28,579	$2,888	$738,454
Asset based lending	108,069	58,415	11,841	2,805	—	181,130
Factoring	161,075	22,255	20,865	2,166	—	206,361
Lease financing	257,540	1,875	879	4,553	141	264,988
Insurance premium finance	356,821	1,305	402	125	494	359,147
SBA/USDA	295,815	10,339	77	2,380	—	308,611
Other commercial finance	99,495	719	—	—	—	100,214
Commercial finance	1,935,013	136,923	42,838	40,608	3,523	2,158,905
Warehouse finance	277,614	—	—	—	—	277,614
Total National Lending	2,212,627	136,923	42,838	40,608	3,523	2,436,519
Community Banking
Commercial real estate and operating	599,144	698	4,019	3,862	580	608,303
Consumer one-to-four family real estate and other	165,518	42	655	264	—	166,479
Agricultural real estate and operating	11,946	—	4,909	7,800	—	24,655
Total Community Banking	776,608	740	9,583	11,926	580	799,437
Total loans and leases	$2,989,235	$137,663	$52,421	$52,534	$4,103	$3,235,956

Asset Classification	Pass	Watch	Special Mention	Substandard	Doubtful	Total
As of September 30, 2019	(Dollars in Thousands)
National Lending
Term lending	$585,382	$—	$36,792	$19,024	$544	$641,742
Asset based lending	192,427	—	57,660	378	—	250,465
Factoring	256,048	—	36,635	3,824	—	296,507
Lease financing	171,785	—	4,917	1,213	—	177,915
Insurance premium finance	361,105	—	—	—	—	361,105
SBA/USDA	76,609	—	8,381	3,841	—	88,831
Other commercial finance	99,057	—	608	—	—	99,665
Commercial finance	1,742,413	—	144,993	28,280	544	1,916,230
Warehouse finance	262,924	—	—	—	—	262,924
Total National Lending	2,005,337	—	144,993	28,280	544	2,179,154
Community Banking
Commercial real estate and operating	875,933	1,494	2,884	3,621	—	883,932
Consumer one-to-four family real estate and other	257,575	946	708	196	—	259,425
Agricultural real estate and operating	39,409	4,631	5,876	8,548	—	58,464
Total Community Banking	1,172,917	7,071	9,468	12,365	—	1,201,821
Total loans and leases	$3,178,254	$7,071	$154,461	$40,645	$544	$3,380,975

National Lending

Commercial Finance
The Company's commercial finance product lines include term lending, asset based lending, factoring, leasing, insurance premium finance, government guaranteed lending and other commercial finance products offered on a nationwide basis.

Term Lending. Through its Crestmark division, the Bank originates a variety of collateralized conventional term loans and notes receivable, while terms range from three years to 25 years, the weighted average life is approximately 53 months. These term loans may be secured by equipment, recurring revenue streams, or real estate. Credit risk is managed through setting loan amounts appropriate for the collateral by utilizing information ranging from equipment cost, appraisals, valuations, or lending history. The Bank follows standardized loan policies and established and authorized credit limits and applies attentive portfolio management, which includes monitoring past dues, financial performance, financial covenants, and industry trends. As of June 30, 2020, 20% of the term lending portfolio exposure is concentrated in solar/alternative energy, most of which are construction projects that will convert to longer term government guaranteed facilities upon completion of the construction phase. Equipment Finance Agreements ("EFAs") and Installment Purchase Agreements ("IPAs") make up $299.1 million, or 41%, of the term lending total as of June 30, 2020. The remaining 39% are a variety of investment advisory loans and other more traditional term equipment and general purpose commercial loans.

Asset Based Lending. Through its Crestmark division, the Bank provides asset based loans secured by short-term assets such as inventory, accounts receivable, and work-in-process. Asset based loans may also be secured by real estate and equipment. The primary sources of repayment are the operating income of the borrower, the collection of the receivables securing the loan, and/or the sale of the inventory securing the loan. Loans are typically revolving lines of credit with terms of one year to three years, whereby the Bank withholds a contingency reserve representing the difference between the amount advanced and the fair value of the invoice amount or other collateral value. Credit risk is managed through advance rates appropriate for the collateral (generally, advance rates on accounts receivable is 85% and inventory advance rates range from 40% to 50%), standardized loan policies, established and authorized credit limits, attentive portfolio management and the use of lock box agreements and similar arrangements that result in the Company receiving and controlling the debtors' cash receipts. As of June 30, 2020, approximately 50% of these loans were backed by accounts receivable.

Factoring. Through its Crestmark division, the Bank provides factoring lending where clients provide detailed inventory, accounts receivable, and work-in-process reports for lending arrangements. The factoring clients are diversified as to industry and geography. With these loans, the Crestmark division withholds a contingency reserve, which is the difference between the fair value of the invoice amount or other collateral value and the amount advanced (generally, advance rates are 85% on accounts receivable). This reserve is withheld for nonpayment of factored receivables, service fees and other adjustments. Credit risk is managed through standardized advance policies, established and authorized credit limits, verification of receivables, attentive portfolio management and the use of lock box agreements and similar arrangements that result in the Company receiving and controlling the client's cash receipts. In addition, clients generally guarantee the payment of purchased accounts receivable. As of June 30, 2020, approximately 80% of these loans were backed by accounts receivable.

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

Insurance Premium Finance. Through its AFS/IBEX division the Bank provides, on a national basis, short-term, primarily collateralized financing to facilitate the commercial customers’ purchase of insurance for various forms of risk, otherwise known as insurance premium financing. This includes, but is not limited to, policies for commercial property, casualty and liability risk.  Premiums are advanced either directly to the insurance carrier or through an intermediary/broker and repaid by the policyholder with interest during the policy term.  The policyholder generally makes a 20% to 25% down payment to the insurance broker and finances the remainder over nine months to 10 months on average.  The down payment is set such that if the policy is canceled, the unearned premium is typically sufficient to cover the loan balance and accrued interest and is returned by the insurer to the Bank on a pro rata basis. Over 99% of the portfolio finances policies provided by investment grade-rated insurance company partners.

Small Business Administration ("SBA") and United States Department of Agriculture ("USDA"). The Bank originates loans through programs partially guaranteed by the SBA or USDA. These loans are made to small businesses and professionals with what the Bank believes are lower risk characteristics. Certain guaranteed portions of these loans are generally sold to the secondary market. Also see Note 3 to the Condensed Consolidated Financial Statements included in this quarterly report. As part of the SBA's coronavirus debt relief efforts, the SBA will pay six months of principal, interest, and any associated fees that borrowers owe for all current 7(a), 504, and Microloans in regular servicing status as well as new 7(a), 504, and Microloans disbursed prior to September 27, 2020. As of June 30, 2020, there were 145 loans with a retained outstanding balance of $48.4 million receiving six months principal and interest from the SBA. The Company is also participating in the PPP, which is being administered by the SBA. The Company expects that some portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. Loans funded through the PPP program are fully guaranteed by the U.S. government. As of June 30, 2020, the Company authorized 686 applications, totaling $215.5 million in PPP loan requests as part of the program.

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

Through June 30, 2020, the Bank has launched two consumer credit programs. The loan products offered under these programs are generally closed-end installment loans with terms between 12 months and 84 months and revolving lines of credit with durations between six months and 60 months.
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

Commercial Real Estate and Operating
The Company's commercial and multi-family real estate loans are secured primarily by apartment buildings, office buildings, and hotels. Commercial and multi-family real estate loans generally were underwritten with terms not exceeding 20 years, have loan-to-value ratios of up to 80% of the appraised value of the property securing the loan, and are typically secured by guarantees of the borrowers. As of June 30, 2020, multi-family real estate loan balances totaled $138.7 million, over 94% of which were located within the Community Bank division's footprint of South Dakota and Iowa. The average loan-to-value ratio on multi-family real estate loans at the time of the Company's most recently completed annual stress test analysis was approximately 69%.

As of June 30, 2020, hospitality loan balances totaled $169.0 million, of which approximately 28% were located in the Community Bank division's footprint of South Dakota and Iowa, while the majority of the remaining balances were through developers headquartered in the Community Bank division footprint with properties located in Minnesota, North Dakota, Nebraska, Wisconsin, Kansas, Arizona, Colorado and California. Over 98% of the outstanding loan balances are flagged hotel relationships and a large majority of the loans have guarantors by individuals with a strong combined net worth. Based on the latest appraisals the Company has on file, the average loan-to-value ratio on hospitality loans was approximately 60%.

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

Consumer One-to-Four Family Real Estate and Other
The Company's one-to-four family residential mortgage loans have terms up to a maximum of 30 years and with loan-to-value ratios up to 100% of the lesser of the appraised value of the property securing the loan or the contract price. However, the vast majority of these loans were originated with loan-to-value ratios below 80%. The Company also has five year and ten year ARM loans. As of June 30, 2020, over 93% of the one-to-four family real estate loans were located within the Community Bank division's footprint of South Dakota and Iowa.

The Company also has a variety of secured consumer loans, primarily made up of home equity and home improvement loans. Substantially all of the Company’s home equity loans and lines of credit are secured by second mortgages on principal residences. The Bank lent amounts which, together with all prior liens, may have been up to 90% of the appraised value of the property securing the loan. Home equity loans and lines of credit generally have maximum terms of five years. As of June 30, 2020, the outstanding balance in these secured consumer loans was less than $4.0 million and approximately 99% of those were located within the Community Bank division's footprint of South Dakota and Iowa.

Agricultural Real Estate and Operating
The Company's agricultural loans finance the purchase of farmland, livestock, farm machinery and equipment, seed, fertilizer, and other farm-related products. Agricultural operating loans are at either an adjustable- or fixed-rate of interest for up to a one year term or, in the case of livestock, are due upon sale. Agricultural real estate loans were frequently originated with adjustable rates of interest. Generally, such loans provide for a fixed rate of interest for the first five years to 10 years, after which the loan will balloon or the interest rate will adjust annually. These loans generally amortize over a period of 20 years to 25 years. Fixed-rate agricultural real estate loans typically have terms up to 10 years. Agricultural real estate loans are generally limited to 75% of the value of the property securing the loan. As of June 30, 2020, 70% of the agricultural loans were real estate loans while the remaining 30% were agricultural operating loans and approximately 91% of the total agricultural loans were located within the Community Bank division's footprint of South Dakota and Iowa.

Past due loans and leases were as follows:

	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in Thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Non-accrual balance	Total
As of June 30, 2020
Loans held for sale	$—	$—	$—	$—	$79,905	$79,905	$—	$—	$—

National Lending
Term lending	7,371	6,957	16,965	31,293	707,161	738,454	2,578	16,524	19,102
Asset based lending	—	—	—	—	181,130	181,130	—	—	—
Factoring	—	—	—	—	206,361	206,361	—	733	733
Lease financing	4,623	5,669	4,583	14,875	250,113	264,988	1,907	3,518	5,425
Insurance premium finance	1,711	3,379	3,723	8,813	350,334	359,147	3,723	—	3,723
SBA/USDA	160	—	1,879	2,039	306,572	308,611	427	1,510	1,937
Other commercial finance	—	—	—	—	100,214	100,214	—	—	—
Commercial finance	13,865	16,005	27,150	57,020	2,101,885	2,158,905	8,635	22,285	30,920
Consumer credit products	506	412	337	1,255	101,553	102,808	337	—	337
Other consumer finance	144	211	572	927	137,850	138,777	572	—	572
Consumer finance	650	623	909	2,182	239,403	241,585	909	—	909
Tax services	—	19,168	—	19,168	—	19,168	—	—	—
Warehouse finance	—	—	—	—	277,614	277,614	—	—	—
Total National Lending	14,515	35,796	28,059	78,370	2,618,902	2,697,272	9,544	22,285	31,829
Community Banking
Commercial real estate and operating	2,791	580	258	3,629	604,674	608,303	258	580	838
Consumer one-to-four family real estate and other	863	—	121	984	165,495	166,479	—	121	121
Agricultural real estate and operating	1,256	45	6,506	7,807	16,848	24,655	4,737	1,769	6,506
Total Community Banking	4,910	625	6,885	12,420	787,017	799,437	4,995	2,470	7,465
Total loans and leases held for investment	19,425	36,421	34,944	90,790	3,405,919	3,496,709	14,539	24,755	39,294

Total loans and leases	$19,425	$36,421	$34,944	$90,790	$3,485,824	$3,576,614	$14,539	$24,755	$39,294

	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in Thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Non-accrual balance	Total
As of September 30, 2019
Loans held for sale	$1,122	$755	$964	$2,841	$145,936	$148,777	$964	$—	$964

National Lending
Term lending	2,162	910	14,098	17,170	624,572	641,742	2,241	12,146	14,387
Asset based lending	—	—	—	—	250,465	250,465	—	—	—
Factoring	—	—	—	—	296,507	296,507	—	1,669	1,669
Lease financing	1,160	1,134	1,736	4,030	173,885	177,915	1,530	308	1,838
Insurance premium finance	1,999	2,881	3,807	8,687	352,418	361,105	3,807	—	3,807
SBA/USDA	83	—	255	338	88,493	88,831	—	255	255
Other commercial finance	—	—	—	—	99,665	99,665	—	—	—
Commercial finance	5,404	4,925	19,896	30,225	1,886,005	1,916,230	7,578	14,378	21,956
Consumer credit products	627	557	239	1,423	105,371	106,794	239	—	239
Other consumer finance	932	1,005	1,078	3,015	158,389	161,404	1,078	—	1,078
Consumer finance	1,559	1,562	1,317	4,438	263,760	268,198	1,317	—	1,317
Tax services	—	—	2,240	2,240	—	2,240	2,240	—	2,240
Warehouse finance	—	—	—	—	262,924	262,924	—	—	—
Total National Lending	6,963	6,487	23,453	36,903	2,412,689	2,449,592	11,135	14,378	25,513
Community Banking
Commercial real estate and operating	565	—	—	565	883,367	883,932	—	—	—
Consumer one-to-four family real estate and other	458	—	9	467	258,958	259,425	—	44	44
Agricultural real estate and operating	49	—	—	49	58,415	58,464	—	—	—
Total Community Banking	1,072	—	9	1,081	1,200,740	1,201,821	—	44	44
Total loans and leases held for investment	8,035	6,487	23,462	37,984	3,613,429	3,651,413	11,135	14,422	25,557

Total loans and leases	$9,157	$7,242	$24,426	$40,825	$3,759,365	$3,800,190	$12,099	$14,422	$26,521

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

Impaired loans and leases were as follows:

As of June 30, 2020	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans and leases without a specific valuation allowance	(Dollars in Thousands)
National Lending
Term lending	$17,442	$20,217	$—
Asset based lending	2,805	2,805	—
Factoring	1,282	2,357	—
Lease financing	1,474	1,482	—
SBA/USDA	870	870	—
Commercial finance	23,873	27,731	—
Other consumer finance	2,177	2,314	—
Consumer finance	2,177	2,314	—
Total National Lending	26,050	30,045	—
Community Banking
Commercial real estate and operating	259	259	—
Consumer one-to-four family real estate and other	177	177	—
Agricultural real estate and operating	2,437	2,437	—
Total Community Banking	2,873	2,873	—
Total	$28,923	$32,918	$—
Loans and leases with a specific valuation allowance
National Lending
Term lending	$14,025	$14,037	$3,366
Factoring	883	883	189
Lease financing	3,221	3,221	1,350
SBA/USDA	1,510	1,510	241
Commercial finance	19,639	19,651	5,146
Total National Lending	19,639	19,651	5,146
Community Banking
Commercial real estate and operating	160	160	141
Total Community Banking Loans	160	160	141
Total	$19,799	$19,811	$5,287

As of September 30, 2019	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans and leases without a specific valuation allowance	(Dollars in Thousands)
National Lending
Term lending	$12,644	$13,944	$—
Asset based lending	378	378	—
Factoring	1,563	2,638	—
Lease financing	1,062	1,062	—
SBA/USDA	2,595	2,595	—
Commercial finance	18,242	20,617	—
Other consumer finance	1,472	1,539	—
Consumer finance	1,472	1,539	—
Total National Lending	19,714	22,156	—
Community Banking
Commercial real estate and operating	258	258	—
Consumer one-to-four family real estate and other	100	100	—
Agricultural real estate and operating	2,985	2,985	—
Total Community Banking	3,343	3,343	—
Total	$23,057	$25,499	$—
Loans and leases with a specific valuation allowance
National Lending
Term lending	$6,924	$6,951	$450
Factoring	2,261	3,601	1,262
Lease financing	151	151	112
SBA/USDA	1,246	1,246	51
Commercial finance	10,582	11,949	1,875
Total National Lending	10,582	11,949	1,875
Total	$10,582	$11,949	$1,875

The following table provides the average recorded investment in impaired loans and leases for the three and nine months ended:

	Three Months Ended June 30,
	2020		2019
(Dollars in Thousands)	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
National Lending
Term lending	$28,848	$121	$3,906	$88
Asset based lending	935	—	2,777	—
Factoring	4,715	—	6,621	—
Lease financing	2,946	2	3,351	—
SBA/USDA	3,162	—	425	—
Commercial finance	40,606	123	17,080	88
Other consumer finance	1,999	37	1,190	28
Consumer finance	1,999	37	1,190	28
Total National Lending	42,605	160	18,270	116
Community Banking
Commercial real estate and operating	405	1	106	5
Consumer one-to-four family real estate and other	131	—	186	1
Agricultural real estate and operating	2,437	10	1,226	28
Total Community Banking	2,973	11	1,518	34
Total loans and leases	$45,578	$171	$19,788	$150

	Nine Months Ended June 30,
	2020		2019
(Dollars in Thousands)	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
National Lending
Term lending	$24,946	$240	$4,667	$262
Asset based lending	571	—	1,267	—
Factoring	4,387	—	4,178	5
Lease financing	2,929	14	3,070	17
SBA/USDA	3,530	—	142	—
Commercial finance	36,363	254	13,325	284
Other consumer finance	1,775	111	1,215	38
Consumer finance	1,775	111	1,215	38
Total National Lending	38,138	365	14,540	322
Community Banking
Commercial real estate and operating	511	27	259	9
Consumer one-to-four family real estate and other	101	9	154	3
Agricultural real estate and operating	2,677	(134)	1,371	63
Total Community Banking	3,289	(98)	1,784	75
Total loans and leases	$41,427	$267	$16,324	$397

The Company’s troubled debt restructurings ("TDRs") typically involve forgiving a portion of interest or principal on existing loans, making loans at a rate materially less than current market rates, or extending the term of the loan. There were $1.4 million of national lending loans that were modified in a TDR during the three months ended June 30, 2020, all of which were modified to extend the term of the loan, and no community banking loans. There were $0.7 million community banking loans and $0.1 million of national lending loans and leases that were modified in a TDR during the three months ended June 30, 2019.

During the nine months ended June 30, 2020, there were $5.5 million of national lending loans and $0.6 million of community bank loans that were modified in a TDR, all of which were modified to extend the term of the loan. There were $1.7 million of national lending loans and leases and $0.7 million of community banking loans that were modified in a TDR during the nine months ended June 30, 2019.

During the nine months ended June 30, 2020, the Company had $3.3 million of community banking loans and $1.3 million of national lending loans that were modified in a TDR within the previous 12 months and for which there was a payment default. During the nine months ended June 30, 2019, the Company had $0.9 million of community banking loans and no national lending loans that were modified in a TDR within the previous 12 months and for which there was a payment default. TDR net charge-offs and the impact of TDRs on the Company's allowance for loan and lease losses were insignificant during the quarters ended June 30, 2020 and June 30, 2019.

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

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted earnings per share is presented below.

	Three Months Ended June 30,
(Dollars in Thousands, Except Share and Per Share Data)	2020	2019
Basic income per common share:
Net income attributable to Meta Financial Group, Inc.	$18,190	$29,291
Weighted average common shares outstanding	34,616,038	38,903,266
Basic income per common share	$0.53	$0.75

Diluted income per common share:
Net income attributable to Meta Financial Group, Inc.	$18,190	$29,291
Weighted average common shares outstanding	34,616,038	38,903,266
Outstanding options - based upon the two-class method	7,076	74,424
Weighted average diluted common shares outstanding	34,623,114	38,977,690
Diluted income per common share	$0.53	$0.75

	Nine Months Ended June 30,
(Dollars in Thousands, Except Share and Per Share Data)	2020	2019
Basic income per common share:
Net income attributable to Meta Financial Group, Inc.	$91,562	$76,809
Weighted average common shares outstanding	36,004,877	39,220,793
Basic income per common share	$2.54	$1.96

Diluted income per common share:
Net income attributable to Meta Financial Group, Inc.	$91,562	$76,809
Weighted average common shares outstanding	36,004,877	39,220,793
Outstanding options - based upon the two-class method	11,160	68,218
Weighted average diluted common shares outstanding	36,016,037	39,289,011
Diluted income per common share	$2.54	$1.95

NOTE 8. RENTAL EQUIPMENT, NET
Rental equipment consists of the following:

(Dollars in Thousands)	June 30, 2020	September 30, 2019
Computers and IT networking equipment	$29,846	$37,352
Motor vehicles and other	122,995	98,149
Office furniture and equipment	2,576	2,875
Solar panels and equipment	118,583	116,505
Total	274,000	254,881

Accumulated depreciation	(59,576)	(46,344)
Unamortized initial direct costs	1,912	—
Net book value	$216,336	$208,537

Undiscounted future minimum lease payments expected to be received for operating leases were as follows:

(Dollars in Thousands)
Remaining in 2020	$9,345
2021	32,668
2022	26,109
2023	21,461
2024	15,601
Thereafter	27,915
Total undiscounted future minimum lease payments receivable for operating leases	$133,099

NOTE 9. FORECLOSED REAL ESTATE AND REPOSSESSED ASSETS

The following table provides an analysis of changes in foreclosed real estate and repossessed assets:

	Nine Months Ended June 30,
(Dollars in Thousands)	2020	2019
Balance, beginning of period	$29,494	$31,638
Additions	5,983	105
Reductions:
Write-downs	568	339
Net proceeds from sale	23,086	1,905
Gain (loss) on sale	(5,039)	15
Total reductions	28,693	2,229
Balance, ending of period	$6,784	$29,514

At June 30, 2020 and September 30, 2019, the Company had established a valuation allowance of $0.5 million and $0.1 million for repossessed assets, respectively. As of June 30, 2020 and September 30, 2019, the Company had no loans or leases in the process of foreclosure.

During the nine months ended June 30, 2020, the Company sold $28.1 million of other real estate owned ("OREO"), which consisted of assets related to a Community Bank agriculture real estate customer. The sale occurred via public auction and consisted of 30-plus parcels of land. The sale of 30-plus parcels closed in the fiscal 2020 first quarter. The Company applied Subtopic ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets to record the sale. The following table is a summary of the sale transaction, as reflected in the Company's financial statements:

(Dollars in Thousands)	June 30, 2020
Purchase price	$23,083
Carrying value of OREO	28,122
Loss on sale	(5,039)
Deferred income recognized	1,096
Net impact	$(3,943)

The Company recognized a $5.0 million loss from the sale of foreclosed property during the nine months ended June 30, 2020, which is included in the "Gain (loss) on sale of other" line on the Consolidated Statements of Operations. The Company also recognized $1.1 million in deferred rental income and $0.2 million in OREO expenses related to these foreclosed properties during the nine months ended June 30, 2020.

NOTE 10. GOODWILL AND INTANGIBLE ASSETS

The Company held a total of $309.5 million of goodwill at June 30, 2020. The recorded goodwill is a result of multiple business combinations that have been consummated since fiscal year 2015, with the most recent being the merger with Crestmark pursuant to the Crestmark Acquisition that closed on August 1, 2018. Goodwill is assessed for impairment at least annually or more often if conditions indicate a possible impairment. The assessment is done at a reporting unit level, which is one level below the operating segments. The Company has changed its basis of presentation for segments. See Note 17. Segment Reporting for additional information on the Company's segment reporting.

Due to the ongoing economic impacts from the COVID-19 pandemic, the Company conducted a quantitative interim goodwill impairment assessment at June 30, 2020. The impairment assessment compares the fair value of each reporting unit with its carrying amount (including goodwill). If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. The Company's interim assessment estimated fair value for each reporting unit using an income approach that incorporated a discounted cash flow model that involves many management assumptions based upon future growth projections which include estimates of COVID-19 impacts on our various business lines. Assumptions include estimates of future after-tax cash flows, growth rates, and discount rates based upon industry and competitor analyses. Results of the interim assessment indicated no goodwill impairment for any of the reporting units as of June 30, 2020.

The changes in the carrying amount of the Company’s goodwill and intangible assets for the nine months ended June 30, 2020 and 2019 were as follows:

(Dollars in Thousands)	Consumer	Commercial	Corporate Services/Other	Total
Goodwill
September 30, 2019	$87,145	$222,360	$—	$309,505
Acquisitions	—	—	—	—
Impairment	—	—	—	—
June 30, 2020	$87,145	$222,360	$—	$309,505

September 30, 2018	$87,145	$216,125	$—	$303,270
Acquisitions	—	—	—	—
Measurement Period Adjustments(1)	—	4,671	—	4,671
Impairment	—	—	—	—
June 30, 2019	$87,145	$220,796	$—	$307,941
(1) The Company recognized measurement period adjustments on provisional goodwill during the fiscal 2019 second quarter related to the Crestmark acquisition.

(Dollars in Thousands)	Trademark(1)	Non-Compete(2)	Customer Relationships(3)	All Others(4)	Total
Intangible Assets
Balance as of September 30, 2019	$11,959	$827	$33,207	$6,817	$52,810
Acquisitions during the period	—	—	—	35	35
Amortization during the period	(793)	(310)	(7,112)	(499)	(8,714)
Write-offs during the period	—	—	—	(157)	(157)
Balance as of June 30, 2020	$11,166	$517	$26,095	$6,196	$43,974

Gross carrying amount	$14,624	$2,480	$82,088	$10,112	$109,304
Accumulated amortization	(3,458)	(1,963)	(45,745)	(3,726)	(54,892)
Accumulated impairment	—	—	(10,248)	(190)	(10,438)
Balance as of June 30, 2020	$11,166	$517	$26,095	$6,196	$43,974
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

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in the remaining three months of fiscal 2020 and subsequent fiscal years at June 30, 2020 was as follows:

(Dollars in Thousands)
Remaining in 2020	$2,283
2021	8,545
2022	6,419
2023	5,101
2024	4,383
2025	3,826
Thereafter	13,417
Total anticipated intangible amortization	$43,974

The Company tests intangible assets for impairment at least annually or more often if conditions indicate a possible impairment. There were no impairments to intangible assets during the three and nine months ended June 30, 2020 or the three months ended June 30, 2019. There was $0.1 million in impairments to intangible assets during the nine months ended June 30, 2019.

NOTE 11. OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease ROU assets, included in other assets, were $26.5 million at June 30, 2020.

Operating lease liabilities, included in accrued expenses and other liabilities, were $28.0 million at June 30, 2020.

Undiscounted future minimum operating lease payments and a reconciliation to the amount recorded as operating lease liabilities were as follows:

(Dollars in Thousands)
Remaining in 2020	$958
2021	3,742
2022	3,479
2023	2,799
2024	2,808
Thereafter	18,520
Total undiscounted future minimum lease payments	32,306
Discount	(4,347)
Total operating lease liabilities	$27,959

The weighted-average discount rate and remaining lease term for operating leases were as follows:

June 30, 2020
Weighted-average discount rate	2.35%
Weighted-average remaining lease term (years)	11.51

The components of total lease costs for operating leases, included in occupancy and equipment noninterest expense, were as follows:

(Dollars in Thousands)	Nine Months Ended June 30, 2020
Lease expense	$2,533
Short-term and variable lease cost	452
Sublease income	(552)
Total lease cost for operating leases	$2,433

NOTE 12. STOCKHOLDERS' EQUITY

Repurchase of Common Stock
During the nine months ended June 30, 2020, the Company repurchased 3,498,394 of its shares, at an average price of $34.34, which exhausted the remaining shares available for repurchase by the Company under the March 26, 2019 share repurchase program. The Company's Board of Directors authorized the November 20, 2019 share repurchase program to repurchase up to an additional 7,500,000 shares of the Company's outstanding common stock through December 31, 2022. During the three months ended June 30, 2020, the Company did not repurchase shares as part of the share repurchase program because the Company suspended its share repurchase activity in March 2020.

For the nine months ended June 30, 2020, and 2019, the Company also repurchased 89,613 and 90,264 shares, or $3.0 million and $3.0 million of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.
Repurchase of Treasury Stock
On June 25, 2019, the Company retired 114,558 shares of common stock held in treasury. The Company accounts for the retirement of repurchased shares, including treasury stock, using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. No shares of common stock held in treasury were retired in the nine months ended June 30, 2020.

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

The following tables show the activity of options and nonvested (restricted) shares granted, exercised, or forfeited under the 2002 Omnibus Incentive Plan for the nine months ended June 30, 2020:

(Dollars in Thousands, Except Per Share Data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Options outstanding, September 30, 2019	59,835	$8.06	1.54	$1,469
Granted	—	—	—	—
Exercised	(41,949)	6.98	1.01	866
Forfeited or expired	—	—	—	—
Options outstanding, June 30 2020	17,886	$10.60	0.25	$135

Options exercisable, June 30, 2020	17,886	$10.60	0.25	$135

(Dollars in Thousands, Except Per Share Data)	Number of Shares	Weighted Average Fair Value at Grant
Nonvested shares outstanding, September 30, 2019	926,122	$29.54
Granted	191,372	32.32
Vested	(276,193)	30.04
Forfeited or expired	(9,584)	31.48
Nonvested shares outstanding, June 30, 2020	831,717	$29.99

At June 30, 2020, stock-based compensation expense not yet recognized in income totaled $9.4 million, which is expected to be recognized over a weighted average remaining period of 2.46 years.

NOTE 14. INCOME TAXES

The Company recorded an income tax expense of $3.9 million for the nine months ended June 30, 2020, resulting in an effective tax rate of 3.91%, compared to an income tax benefit of $3.2 million, or an effective tax rate of (4.20%), for the nine months ended June 30, 2019. The Company’s effective tax rate was lower than the U.S. statutory rate of 21% primarily because of the anticipated effect of investment tax credits during fiscal year 2019. The Company’s effective tax rate in the future will depend in part on actual investment tax credits earned as part of its financing of solar energy projects.

The table below compares the income tax expense components for the periods presented.

	Nine Months Ended June 30,
(Dollars in Thousands)	2020	2019
Provision at statutory rate	$20,041	$15,449
Tax-exempt income	(936)	(2,360)
State income taxes	4,475	3,243
Interim period effective rate adjustment	(8,850)	1,397
Tax credit investments, net - federal	(9,863)	(22,484)
Research tax credit	(1,709)	—
IRC 162(m) nondeductible compensation	1,250	1,612
Other, net	(538)	(101)
Income tax expense (benefit)	$3,870	$(3,244)
Effective tax rate	3.91%	(4.20)%

The Company does not expect significant income tax impacts due to the CARES Act, which was signed in response to the COVID-19 pandemic.

NOTE 15. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank makes various commitments to extend credit that are not reflected in the accompanying Condensed Consolidated Financial Statements as described below.

At June 30, 2020 and September 30, 2019, unfunded loan commitments approximated $1.12 billion and $978.1 million, respectively, excluding undisbursed portions of loans in process. Commitments, which are disbursed subject to certain limitations, extend over various periods of time. Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract.

The Company had no commitments to purchase securities at June 30, 2020 or September 30, 2019. The Company had no commitments to sell securities at June 30, 2020 or September 30, 2019.

The exposure to credit loss in the event of non-performance by other parties to financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policies and collateral requirements are used in making commitments and conditional obligations as are used for on-balance-sheet instruments. At June 30, 2020 and at September 30, 2019, the Company had an allowance for credit losses on off-balance sheet credit exposures of $0.1 million. This amount is maintained as a separate liability account within other liabilities.

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

(Dollars in Thousands)	Consumer		Commercial		Corporate Services/Other		Consolidated Company
Three Months Ended June 30,	2020	2019	2020	2019	2020	2019	2020	2019
Net interest income(1)	$29,507	$22,981	$36,104	$39,688	$(3,474)	$4,299	$62,137	$66,968
Noninterest income:
Refund transfer product fees	4,595	6,697	—	—	—	—	4,595	6,697
Tax advance product fees(1)	28	34	—	—	—	—	28	34
Payment card and deposit fees	21,302	21,377	—	—	—	—	21,302	21,377
Other bank and deposit fees	—	—	213	296	1	199	214	495
Rental income(1)	5	5	11,226	9,091	—	290	11,231	9,386
Gain on sale of securities available-for-sale, net(1)	—	—	—	—	—	440	—	440
Gain on sale of other(1)	—	115	1,214	2,498	—	7	1,214	2,620
Other income(1)	324	344	1,267	934	873	1,463	2,464	2,741
Total noninterest income	26,254	28,572	13,920	12,819	874	2,399	41,048	43,790
Revenue	$55,761	$51,553	$50,024	$52,507	$(2,600)	$6,698	$103,185	$110,758
(1) These revenues are not within the scope of Topic 606. Additional details are included in other footnotes to the accompanying financial statements. The scope of Topic 606 explicitly excludes net interest income as well as many other revenues for financial assets and liabilities, including loans, leases, and securities.

(Dollars in Thousands)	Consumer		Commercial		Corporate Services/Other		Consolidated Company
Nine Months Ended June 30,	2020	2019	2020	2019	2020	2019	2020	2019
Net interest income(1)	$69,684	$56,484	$112,866	$113,604	$11,975	$28,502	$194,525	$198,590
Noninterest income:
Refund transfer product fees	33,726	38,559	—	—	—	—	33,726	38,559
Tax advance product fees(1)	31,840	34,757	—	—	—	—	31,840	34,757
Payment card and deposit fees	65,957	66,855	—	—	—	—	65,957	66,855
Other bank and deposit fees	—	—	759	872	324	577	1,083	1,449
Rental income(1)	14	5	33,354	29,871	1,314	291	34,682	30,167
Gain on sale of securities available-for-sale, net(1)	—	—	—	—	—	649	—	649
Gain on divestitures(1)	—	—	—	—	19,275	—	19,275	—
(Loss) gain on sale of other(1)	(19)	173	6,131	5,874	(5,143)	70	969	6,117
Other income(1)	2,709	871	4,178	3,789	4,625	3,352	11,512	8,012
Total noninterest income	134,227	141,220	44,422	40,406	20,395	4,939	199,044	186,565
Revenue	$203,911	$197,704	$157,288	$154,010	$32,370	$33,441	$393,569	$385,155
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

Refund Transfer Product Fees
Refund transfer fees are specific to the tax products offered by Refund Advantage and EPS. These fees are for products, services such as payment processing, and product referral commissions. Software partner fees paid and/or incurred are recorded on a net basis. The Company’s obligation for product fees and commissions is satisfied at the time of the product delivery and obligation for payment processing is satisfied at the time of processing. The transaction price for such activity is based upon stand-alone fees within the terms and conditions. At June 30, 2020 and September 30, 2019, there were no receivables related to refund transfer fees, which reflect earned revenue with unconditional rights to payment for product fee income. All refund transfer fees are recorded within the Consumer reporting segment.

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

The following tables present segment data for the Company for the three and nine months ended:

(Dollars in Thousands)	Consumer	Commercial	Corporate Services/Other	Total
Three Months Ended June 30, 2020
Net interest income	$29,507	$36,104	$(3,474)	$62,137
Provision for loan and lease losses	(267)	7,946	7,414	15,093
Noninterest income	26,254	13,920	874	41,048
Noninterest expense	15,249	26,729	29,263	71,241
Income (loss) before income tax expense (benefit)	40,779	15,349	(39,277)	16,851

Total assets	650,814	2,690,719	5,437,493	8,779,026
Total goodwill	87,145	222,360	—	309,505
Total deposits	6,767,516	9,243	813,566	7,590,325

(Dollars in Thousands)	Consumer	Commercial	Corporate Services/Other	Total
Nine Months Ended June 30, 2020
Net interest income	$69,684	$112,866	$11,975	$194,525
Provision for loan and lease losses	20,348	23,641	11,807	55,796
Noninterest income	134,227	44,422	20,395	199,044
Noninterest expense	62,567	80,815	95,386	238,768
Income (loss) before income tax expense (benefit)	120,996	52,832	(74,823)	99,005

Total assets	650,814	2,690,719	5,437,493	8,779,026
Total goodwill	87,145	222,360	—	309,505
Total deposits	6,767,516	9,243	813,566	7,590,325

(Dollars in Thousands)	Consumer	Commercial	Corporate Services/Other	Total
Three Months Ended June 30, 2019
Net interest income	$22,981	$39,688	$4,299	$66,968
Provision for loan and lease losses	1,121	6,501	1,490	9,112
Noninterest income	28,572	12,819	2,399	43,790
Noninterest expense	14,730	28,564	29,174	72,468
Income (loss) before income tax expense (benefit)	35,702	17,442	(23,966)	29,178

Total assets	663,579	2,320,589	3,116,904	6,101,072
Total goodwill	87,145	220,796	—	307,941
Total deposits	2,811,582	5,988	1,957,644	4,775,214

(Dollars in Thousands)	Consumer	Commercial	Corporate Services/Other	Total
Nine Months Ended June 30, 2019
Net interest income	$56,484	$113,604	$28,502	$198,590
Provision for loan losses	25,739	17,441	8,349	51,529
Noninterest income	141,220	40,406	4,939	186,565
Noninterest expense	62,834	95,567	98,615	257,016
Income (loss) before income tax expense (benefit)	109,131	41,002	(73,523)	76,610

Total assets	663,579	2,320,589	3,116,904	6,101,072
Total goodwill	87,145	220,796	—	307,941
Total deposits	2,811,582	5,988	1,957,644	4,775,214

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

There were no transfers between levels of the fair value hierarchy at June 30, 2020 or September 30, 2019.

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

The following tables summarize the fair values of debt securities available for sale and equity securities as they are measured at fair value on a recurring basis:

	Fair Value At June 30, 2020
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Debt securities AFS
SBA securities	$170,267	$—	$170,267	$—
Obligations of states and political subdivisions	843	—	843	—
Non-bank qualified obligations of states and political subdivisions	331,324	—	331,324	—
Asset-backed securities	323,145	—	323,145	—
Mortgage-backed securities	338,250	—	338,250	—
Total debt securities AFS	$1,163,829	$—	$1,163,829	$—
Common equities and mutual funds(1)	$3,012	$3,012	$—	$—
Non-marketable equity securities(2)	$2,741	$—	$—	$—
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at June 30, 2020 and September 30, 2019.
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
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at June 30, 2020 and September 30, 2019.
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

The following table summarizes the assets of the Company that are measured at fair value in the Condensed Consolidated Statements of Financial Condition on a non-recurring basis:

	Fair Value At June 30, 2020
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired loans and leases, net
Commercial finance	$14,493	$—	$—	$14,493
Total National Lending	14,493	—	—	14,493
Commercial real estate and operating	20	—	—	20
Total Community Banking	20	—	—	20
Total impaired loans and leases, net	14,513	—	—	14,513
Foreclosed assets, net	6,784	—	—	6,784
Total	$21,297	$—	$—	$21,297

	Fair Value At September 30, 2019
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired loans and leases, net
Commercial finance	$8,707	$—	$—	$8,707
Total National Lending	8,707	—	—	8,707
Total impaired loans and leases, net	8,707	—	—	8,707
Foreclosed assets, net	29,494	—	—	29,494
Total	$38,201	$—	$—	$38,201

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at June 30, 2020	Fair Value at September 30, 2019	Valuation Technique	Unobservable Input	Range of Inputs
Impaired loans and leases, net	$14,513	8,707	Market approach	Appraised values(1)	4% - 10%
Foreclosed assets, net	$6,784	29,494	Market approach	Appraised values(1)	4% - 30%
(1) The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimating selling costs and other inputs in a range of 4% to 30%.

The following tables disclose the Company’s estimated fair value amounts of its financial instruments at the dates set forth below. It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company at June 30, 2020 and September 30, 2019, as more fully described below. The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value. Neither of these components have been given consideration in the presentation of fair values below.

The following tables present the carrying amount and estimated fair value of the financial instruments held by the Company:

	June 30, 2020
(Dollars in Thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$3,108,141	$3,108,141	$3,108,141	$—	$—
Debt securities available for sale	1,163,829	1,163,829	—	1,163,829	—
Debt securities held to maturity	104,587	103,832	—	103,832	—
Common equities and mutual funds(1)	3,012	3,012	3,012	—	—
Non-marketable equity securities(1)(2)	13,741	13,741	—	11,000	—
Loans held for sale	79,905	79,905	—	79,905	—
Loans and leases receivable	3,496,709	3,488,875	—	—	3,488,875
Federal Reserve Bank and Federal Home Loan Bank stocks	31,836	31,836	—	31,836	—
Accrued interest receivable	17,545	17,545	17,545	—	—

Financial liabilities
Deposits	7,590,325	7,592,382	7,037,218	555,164	—
Federal Home Loan Bank advances	110,000	111,877	—	111,877	—
Other short- and long-term borrowings	99,781	100,342	—	100,342	—
Accrued interest payable	4,332	4,332	4,332	—	—
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at June 30, 2020 and September 30, 2019.
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
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at June 30, 2020 and September 30, 2019.
(2) Includes certain non-marketable equity securities that are measured at fair value using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at June 30, 2020 and September 30, 2019.

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

FEDERAL RESERVE BANK AND FEDERAL HOME LOAN BANK STOCKS
The fair value of FRB and FHLB stock is assumed to approximate book value since the Company is only able to redeem this stock at par value.

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

NOTE 19. SUBSEQUENT EVENTS

Management has evaluated subsequent events that occurred after June 30, 2020. During this period, up to the filing date of this Quarterly Report on Form 10-Q, management identified the following subsequent events:

•On August 5, 2020, MetaBank, N.A., a wholly-owned subsidiary of the Company (“MetaBank”) entered into a three-year program management agreement (the “PMA”) with Emerald Financial Services, LLC (“EFS”), a wholly owned indirect subsidiary of H&R Block, Inc. (“H&R Block”), pursuant to which MetaBank will serve as a facilitator for H&R Block’s suite of financial services products, which include: Emerald Prepaid MasterCard®, Refund Transfers, Refund Advances, Emerald Advance® lines of credit, and other products through H&R Block’s distribution channels. EFS has the right to terminate the PMA under certain circumstances, including if the Bank should lose its exemption from certain provisions of the Dodd-Frank Act known as the “Durbin Amendment.” Based on current projections (or forecasts) MetaBank does not anticipate losing its Durbin Amendment exemption during the initial term of the PMA. Upon termination of the PMA or any of the related product schedules, EFS has the right to purchase or arrange the purchase of all of the affected accounts related to its ongoing product offerings.

•On August 4, 2020, the Company sold an additional $58.6 million of the retained Community Bank portfolio to Central Bank. The sale did not result in any material gain to the Company. The loans included in the sale were classified as held for sale for the quarter ended June 30, 2020.

•As a result of interagency guidance issued on March 22, 2020 encouraging companies to work with customers impacted by COVID-19, the Company has granted deferral of payments or has made other COVID-19 related modifications. As of July 31, 2020, loans and leases totaling $175.8 million were still in their deferment period and $33.9 million of other COVID-19 related modifications were still active.

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

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” or the negative of those terms, or other words of similar meaning or similar expressions. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements are based on information currently available to us and assumptions about future events, and include statements with respect to the Company’s beliefs, expectations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such risks, uncertainties and other factors may cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Such statements address, among others, the following subjects: future operating results; expectations in connection with the impact of the ongoing COVID-19 pandemic and related governmental actions on the Company and MetaBank; customer retention; loan and other product demand; expectations concerning acquisitions and divestitures; new products and services, including those offered by the Meta Payment Systems, Refund Advantage, EPS Financial and Specialty Consumer Services divisions; credit quality and adequacy of reserves; technology; and the Company's employees. The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: maintaining our executive management team; expected growth opportunities may not be realized or may take longer to realize than expected; the potential adverse effects of the ongoing COVID-19 pandemic and any governmental or societal responses thereto, or other unusual and infrequently occurring events; actual changes in interest rates and the Fed Funds rate; additional changes in tax laws; the strength of the United States' economy, in general, and the strength of the local economies in which the Company conducts operations; changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”); inflation, market, and monetary fluctuations; the timely and efficient development of, and acceptance of, new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value of these products and services by users; the Bank's ability to maintain its Durbin Amendment exemption; the risks of dealing with or utilizing third parties, including, in connection with the Company’s refund advance business, the risk of reduced volume of refund advance loans as a result of reduced customer demand for or usage of Meta’s strategic partners’ refund advance products; our relationship with, and any actions which may be initiated by our regulators; the impact of changes in financial services laws and regulations, including, but not limited to, laws and regulations relating to the tax refund industry and the insurance premium finance industry and recent and potential changes in response to the ongoing COVID-19 pandemic such as the CARES Act and the rules and regulations that may be promulgated thereunder; technological changes, including, but not limited to, the protection of our electronic systems and information; the impact of acquisitions and divestitures; litigation risk; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by MetaBank of its status as a well-capitalized institution, particularly in light of our growing deposit base, a portion of which has been characterized as “brokered;” changes in consumer spending and saving habits; and the success of the Company at maintaining its high quality asset level and managing and collecting assets of borrowers in default should problem assets increase.

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

The following discussion focuses on the consolidated financial condition of the Company at June 30, 2020, compared to September 30, 2019, and the consolidated results of operations for the three and nine months ended June 30, 2020 and 2019. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2019 and the related management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

EXECUTIVE SUMMARY

COVID-19 Business Update
The Company continues to focus on the well-being of its employees, partners and customers. Preventative health measures remain in place to protect employees and customers including mandating remote work options and social distancing measures where possible, restricting non-essential business travel and enhancing preventative cleaning services at all office locations. The Company's COVID-19 Crisis Command Center consisting of leadership and business continuity planning resources throughout the organization continues to effectively monitor possible interruptions related to the pandemic and to ensure business continuity.

The Company is participating in the PPP, which is being administered by the SBA. As of June 30, 2020, the Company had 686 loans outstanding with a total of $215.5 million in loan balances that were originated as part of the program.

From a credit perspective, the Company continues to monitor each of its lending portfolios through these unprecedented times. Significant focus has been placed on the Company's hospitality loans and its small ticket equipment finance relationships. The credit management team has increased the monitoring of these relationships and has been in regular contact with these borrowers.

The Company's community bank hospitality loan balances increased to $169.0 million as of June 30, 2020 from $160.1 million as of March 31, 2020 and based on the most recently obtained appraisals, the average loan-to-value ratio on those loans improved to 60% at June 30, 2020 from 61% at March 31, 2020. 67% of the loan balances for these hotel relationships received PPP loans and 51% received some form of COVID-19 related payment deferral modification.

As of June 30, 2020, the Company had $245.9 million in small ticket equipment finance balances, of which $217.3 million were categorized within term lending and $28.6 million were categorized within lease financing. 27% of the loan balances on these small ticket equipment finance relationships received some form of COVID-19 related payment deferral or other modifications.

The Company has granted deferral payments on a total of $352.1 million of loan, lease and rental equipment balances through June 30, 2020 as a result of interagency guidance issued on March 22, 2020 encouraging companies to work with customers impacted by COVID-19. As of June 30, 2020, $292.2 million of those balances were still in their deferment period. In addition, the Company has made other COVID-19 related modifications on a total of $52.9 million, of which $34.6 million were still active as of June 30, 2020. The majority of the other modifications were related to adjusting the type or amount of the customer's payments.

The Company increased its allowance for loan and lease losses during the fiscal third quarter primarily as a result of the ongoing economic uncertainty related to COVID-19 pandemic. The Company will continue to diligently monitor the allowance for loan and lease losses and adjust as necessary in future periods to maintain an appropriate and supportable level.

The Company's capital position remained strong as of June 30, 2020, even while absorbing the temporary impact from the Economic Impact Payment ("EIP") program, as described further below. As of June 30, 2020, the Bank's capital leverage ratio based on average assets was 6.89%. In addition, the Company has options available that can be used to effectively manage capital levels through these turbulent times, including a very strong and flexible balance sheet. The Company's capital leverage ratio was impacted by approximately 278 basis points due to the increase in total asset balances as a result of the EIP program.

For additional related information, see "Regulation and Supervision" and "Risk Factors."

Economic Impact Payment Program Update
On April 29, 2020, the Bank entered into an amendment of its existing agreement with the U.S. Department of the Treasury’s Bureau of the Fiscal Service (“Fiscal Service”) to provide debit card services to support the distribution of a segment of the Economic Impact Payments payable by the Internal Revenue Service under the CARES Act.

Under the EIP program, 3.6 million cards were delivered with total loads of $6.42 billion. As a result of the program, the Company saw a quick influx of deposits to its balance sheet in mid-May 2020 with limited visibility into the duration of those deposits. While this program's impact to earnings was negligible, it did have a significant impact on cash and deposit balances, leading to a net drag on the net interest margin along with pressuring the Company's leverage capital ratios.

The total balances remaining on the EIP cards as of June 30, 2020 were $2.68 billion and $1.72 billion as of July 31, 2020. The funds on these cards increased the Company's quarterly average noninterest deposit balances by $2.32 billion, leading to an overall improvement in cost of deposits. This short term influx of deposits also led to excess cash balances held at the Federal Reserve during the current period, which yielded approximately 10 basis points in interest income, and increased the quarterly average of interest-earning assets compared to previous periods. This increase of lower yielding cash balances resulted in a drag to the overall yield on total interest-earning assets during the current period. The net impact to NIM was approximately 140 basis points.

Conversions of the Bank and the Company
Following receipt of the necessary regulatory approvals from the Office of the Comptroller of the Currency and the Federal Reserve Bank of Minneapolis (the "FRB"), on April 1, 2020, the Bank converted from a federal thrift charter to a national bank charter and the Company converted from a savings and loan holding company to a bank holding company that has elected treatment as a financial holding company. The Bank now operates under the name "MetaBank, National Association". The Company and the Bank effected these conversions in order to more closely align the Bank's regulatory charter to its current and planned focus on national business that provides innovative financial solutions to consumers and businesses in niche markets often overlooked by traditional banks. See "Regulation and Supervision" and "Risk Factors" for additional related information.

Business Developments
The sale of MetaBank's Community Bank division to Central Bank closed on February 29, 2020 and included all of the Community Bank's deposits, branch locations, fixed assets, employees, and a portion of the Community Bank’s loan portfolio. The final deposit and loan balances included in the transaction totaled $290.5 million and $268.6 million, respectively. The remaining Community Bank loans, which totaled $799.4 million at June 30, 2020, have been retained by the Company and are under a servicing agreement with Central Bank. As of June 30, 2020 the Company also held $48.1 million in Community Bank loan balances as held for sale.

On August 5, 2020, MetaBank, N.A., a wholly-owned subsidiary of the Company (“MetaBank”) entered into a three-year program management agreement (the “PMA”) with Emerald Financial Services, LLC (“EFS”), a wholly owned indirect subsidiary of H&R Block, Inc. (“H&R Block”), pursuant to which MetaBank will serve as a facilitator for H&R Block’s suite of financial services products, which include: Emerald Prepaid MasterCard®, Refund Transfers, Refund Advances, Emerald Advance® lines of credit, and other products through H&R Block’s distribution channels. EFS has the right to terminate the PMA under certain circumstances, including if the Bank should lose its exemption from certain provisions of the Dodd-Frank Act known as the “Durbin Amendment.” Based on current projections (or forecasts) MetaBank does not anticipate losing its Durbin Amendment exemption during the initial term of the PMA. Upon termination of the PMA or any of the related product schedules, EFS has the right to purchase or arrange the purchase of all of the affected accounts related to its ongoing product offerings.

On June 23, 2020, Brett Pharr was promoted to Co-President and Chief Operating Officer of MetaBank to better align business lines with Meta’s strategic initiatives. Brad Hanson remains Co-President and Chief Executive Officer of MetaBank and President and Chief Executive Officer of the Company.

During the fiscal 2020 third quarter, the Company extended its agreement with Blackhawk Network, Inc. ("BlackHawk") through 2040. Blackhawk is a leading prepaid and payments company, which supports the program management and distribution of gift cards, prepaid telecom products and financial service products in a number of different retail, digital and incentive channels.

Financial Highlights
The Company recorded net income of $18.2 million, or $0.53 per diluted share, for the three months ended June 30, 2020, compared to net income of $29.3 million, or $0.75 per diluted share, that was recorded for the fiscal 2019 third quarter. Total revenue for the fiscal 2020 third quarter was $103.2 million, compared to $110.8 million for the same quarter in fiscal 2019, a decrease of 7%.

During the fiscal 2020 third quarter, the Company recognized net interest income of $62.1 million, net interest margin ("NIM") of 3.28% and net interest margin, tax-equivalent ("NIM, TE") of 3.31%. The Company's average gross loans and leases increased by $23.8 million, or 1%, while average noninterest-bearing deposits increased by $3.35 billion, or 123%, when compared to the same period in fiscal 2019. Average deposits from the payments divisions increased nearly 131% to $6.32 billion when compared to the same period in fiscal 2019. The significant increase in deposits led to excess cash balances held at the Federal Reserve during the third quarter of fiscal 2020. This increase in lower yielding cash balances resulted in a net drag to the net interest margin of approximately 140 basis points. Overall, the Company's cost of funds averaged 0.28% during the fiscal 2020 third quarter, compared to 1.14% during the prior year period, primarily due to a decrease in overnight borrowings rates along with an increase in the average balance of the Company's noninterest-bearing deposits.

Noninterest income for the three months ended June 30, 2020 was $41.0 million, compared to $43.8 million for the same period of the prior year. This year-over-year decrease was primarily due to lower total tax product fee income and a reduction in gains on loan sales, partially offset by an increase in rental income. For the three months ended June 30, 2020, noninterest expense was $71.2 million, compared to $72.5 million for the same period of the prior year. The decrease in noninterest expense over the prior year fiscal third quarter was primarily driven by lower compensation and benefits, intangible amortization, total tax product expense, and occupancy and equipment expenses, partially offset by higher card processing expenses and operating lease equipment depreciation.

FINANCIAL CONDITION

At June 30, 2020, the Company’s total assets increased by $2.60 billion to $8.78 billion compared to September 30, 2019, primarily due to a $2.98 billion increase in cash and cash equivalents partially offset by decreases in loans and leases and investments.

Total cash and cash equivalents was $3.11 billion at June 30, 2020, increasing from $126.5 million at September 30, 2019. The increase stemmed from the large influx of EIP deposits in the third quarter of fiscal 2020. The Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the FRB. At June 30, 2020, the Company did not have any federal funds sold.

The total investment portfolio decreased $138.8 million, or 10%, to $1.27 billion at June 30, 2020, compared to $1.41 billion at September 30, 2019, as maturities, sales, and principal pay downs exceeded purchases. The Company’s portfolio of securities customarily consists primarily of MBS, which have expected lives much shorter than the stated final maturity, non-bank qualified obligations of states and political subdivisions, which mature in approximately 15 years or less, and other tax exempt municipal mortgage related pass through securities which have average lives much shorter than their stated final maturities. All MBS held by the Company at June 30, 2020 were issued by a U.S. Government agency or instrumentality. Of the total MBS at June 30, 2020, $338.3 million, at fair value, were classified as available for sale, and $6.4 million, at cost, were classified as held to maturity. Of the total investment securities at June 30, 2020, $825.6 million, at fair value, were classified as available for sale and $98.2 million, at cost, were classified as held to maturity. During the nine-months ended June 30, 2020, the Company purchased $60.0 million of investment securities.

Loans held for sale at June 30, 2020 totaled $79.9 million, decreasing from $148.8 million at September 30, 2019. This decrease was primarily driven by the sale of held for sale loans resulting in proceeds of $168.8 million during the fiscal 2020 first quarter, which was primarily comprised of $111.7 million of consumer credit product loans sold.

The Company’s portfolio of gross loans and leases decreased by $154.7 million, or 4%, to $3.50 billion at June 30, 2020, from $3.65 billion at September 30, 2019. The decrease was primarily driven by the sale of community banking loans, partially offset by an increase in national lending loans and leases. See Note 3 to the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

National Lending loans and leases increased $247.7 million, or 10% to $2.70 billion at June 30, 2020 compared to September 30, 2019. Within the National Lending portfolios, commercial finance loans and leases increased $242.7 million, tax services loans increased $16.9 million, and warehouse finance portfolio increased $14.7 million, while the consumer finance portfolio decreased $26.6 million at June 30, 2020 compared to September 30, 2019. The increase in commercial finance loan balances was largely driven by $215.5 million in PPP loans as of June 30, 2020. The seasonality of the Company's tax services business led to the increase in tax services loans at June 30, 2020 compared to September 30, 2019.

Community banking loans decreased $402.4 million, or 33%, at June 30, 2020 compared to September 30, 2019, primarily due to the aforementioned sale of the Community Bank division in the second quarter of fiscal 2020. See Note 4 to the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q. The remainder of the decrease is attributable to the classification of $48.1 million in loan balances as held for sale along with continued principal payments and payoffs.

Through the Bank, the Company owns stock in the FHLB due to the Bank’s membership and participation in this banking system as well as stock in the Federal Reserve Bank. The FHLB requires a level of stock investment based on a pre-determined formula. The Company’s investment in these stocks increased $0.9 million, or 3%, to $31.8 million at June 30, 2020, from $30.9 million at September 30, 2019. The increase in stock was driven by the addition of stock in the Federal Reserve Bank as part of the conversion of the Bank from a federal thrift charter to a national bank charter. Partially offsetting that increase was a decrease in FHLB stock, which directly correlates with lower overnight borrowings balances from the FHLB at June 30, 2020 compared to September 30, 2019.

Total end-of-period deposits increased $3.25 billion, or 75%, at June 30, 2020 to $7.59 billion as compared to September 30, 2019, primarily driven by an increase in noninterest bearing deposits of $4.18 billion, of which $2.68 billion was attributable to balances on the EIP cards. Lower levels of consumer spending and various stimulus payments loaded on partner cards also contributed to the overall increase in total deposits. Partially offsetting those increases were decreases of $813.5 million in wholesale deposits, $84.3 million in certificates of deposit, and $36.1 million in money market deposits. The decrease in wholesale deposits was primarily due to a shift in the Company's deposit balances from wholesale deposits to noninterest bearing deposits stemming from the balances on the EIP cards. The decrease in certificate of deposits and money market deposits was related to the sale of $290.5 million of total deposits included in the sale of the Community Bank division. See Note 4 to the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

The average balance of total deposits and interest-bearing liabilities was $6.09 billion for the nine-months ended June 30, 2020, compared to $5.37 billion for the same period of the prior fiscal year. The average balance of noninterest-bearing deposits for the nine-months ended June 30, 2020 increased by $1.28 billion, or 47%, to $3.99 billion compared to the same period in the prior year. These increases were primarily attributable to the deposit balances on the EIP cards.

The Company's total borrowings decreased $652.1 million, or 76%, from $861.9 million at September 30, 2019 to $209.8 million at June 30, 2020, primarily due to the increase in total deposits. The Company’s short-term borrowings fluctuate on a daily basis due to the nature of a portion of its noninterest-bearing deposit base, primarily related to payroll processing timing with a higher volume of short-term borrowings on Monday and Tuesday, which are typically paid down throughout the week. This predictable fluctuation may be augmented near a month-end by a prefunding of certain programs. The Company also has an available no-fee line of credit with JP Morgan of $25.0 million with no funds advanced at June 30, 2020.

At June 30, 2020, the Company’s stockholders’ equity totaled $829.9 million, an decrease of $14.0 million, from $844.0 million at September 30, 2019. The decrease was primarily attributable to a reduction in retained earnings related to activity from the Company's share repurchase programs, offset in part by an increase in additional paid-in capital. At June 30, 2020, the Bank continued to exceed all regulatory requirements for classification as a well-capitalized institution. See “Liquidity and Capital Resources” for further information.

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

The Company meets the Right of Set off criteria in ASC 210-20, Balance Sheet - Offsetting, for all Payments negative deposit balances with the exception of DDA overdrafts. The following table summarizes the Company's negative deposit balances within the payments division at June 30, 2020 and September 30, 2019:

(Dollars in Thousands)	June 30, 2020	September 30, 2019
Noninterest-bearing deposits	$6,952,615	$2,827,808
Prefunding	(351,454)	(379,035)
Discount funding	(51,580)	(79,694)
DDA overdrafts	(11,772)	(11,069)
Noninterest-bearing checking, net	$6,537,809	$2,358,010

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
The Company believes that the level of allowance for loan and lease losses at June 30, 2020 was appropriate and reflected probable losses related to these loans and leases; however, there can be no assurance that all loans and leases will be fully collectible or that the present level of the allowance will be adequate in the future. See the section below titled “Allowance for Loan and Lease Losses” for further information.

The table below sets forth the amounts and categories of nonperforming assets in the Company’s portfolio as of the dates set forth below. Foreclosed assets include assets acquired in settlement of loans.

(Dollars in thousands)	June 30, 2020	September 30, 2019
Nonperforming loans and leases
Nonaccruing loans and leases:
Term lending	$16,524	$12,146
Factoring	733	1,669
Lease financing	3,518	308
SBA/USDA	1,510	255
Commercial finance	22,285	14,378
Total National Lending	22,285	14,378
Commercial real estate and operating	580	—
Consumer one-to-four family real estate and other	121	44
Agricultural real estate and operating	1,769	—
Total Community Banking	2,470	44
Total	24,755	14,422

Accruing loans and leases delinquent 90 days or more:
Held for sale loans	—	964

Term lending	2,578	2,241
Lease financing	1,907	1,530
Insurance premium finance	3,723	3,807
SBA/USDA	427	—
Commercial finance	8,635	7,578
Consumer credit products	337	239
Other consumer finance	572	1,078
Consumer finance	909	1,317
Tax services	—	2,240
Total National Lending	9,544	11,135
Commercial real estate and operating	258	—
Agricultural real estate and operating	4,737	—
Total Community Banking	4,995	—
Total	14,539	11,135

Total nonperforming loans and leases	39,294	26,521

Other assets
Nonperforming operating leases	9,983	457

Foreclosed and repossessed assets:
Commercial finance	6,784	1,372
Agricultural real estate and operating	—	28,122
Total	6,784	29,494

Total other assets	16,767	29,951

Total nonperforming assets	$56,061	$56,472
Total as a percentage of total assets	0.64%	0.91%

Through June 30, 2020, the Company has granted deferral payments on a total of $352.1 million of loan, lease and rental equipment balances as a result of interagency guidance issued on March 22, 2020 encouraging companies to work with customers impacted by COVID-19. As of June 30, 2020, $292.2 million of those balances were still in their deferment period.

At June 30, 2020, nonperforming loans and leases totaled $39.3 million, representing 1.10% of total loans and leases, compared to $26.5 million, or 0.70% of total loans and leases at September 30, 2019.

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

On the basis of management’s review of its loans, leases, and other assets, at June 30, 2020, the Company had classified $52.5 million of its assets as substandard, $4.1 million as doubtful and none as loss. At September 30, 2019, the Company classified $40.6 million of its assets as substandard, $0.5 million as doubtful and none as loss.

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

At June 30, 2020, the Company had established an allowance for loan and lease losses totaling $65.7 million, compared to $29.1 million at September 30, 2019. The increase in the Company's allowance for loan and lease losses was driven primarily by increases in the allowance of $14.8 million in commercial finance, $12.3 million in the community banking portfolio, and $11.4 million in tax service loans, partially offset by a decrease of $1.9 million in consumer finance.

The following table presents the Company's allowance for loan and lease losses as a percentage of its total loans and leases.

	As of the Period Ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019

Commercial finance	1.36%	1.28%	0.80%	0.76%	0.67%
Consumer finance	1.75%	1.74%	2.22%	2.30%	2.22%
Tax services	59.67%	22.22%	1.62%	—%	63.19%
Warehouse finance	0.10%	0.10%	0.10%	0.10%	0.10%
National Lending	1.68%	1.92%	0.90%	0.86%	1.44%
Community Banking	2.55%	1.49%	0.68%	0.68%	0.70%
Total loans and leases	1.88%	1.81%	0.84%	0.80%	1.20%

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the appropriateness of its allowance for loan and lease losses. The Company continued to assess each of its loan and lease portfolios during the fiscal third quarter and increased its allowance for loan and lease losses as a percentage of total loans and leases in the community bank and commercial finance portfolios primarily as a result of the ongoing COVID-19 pandemic. Tax services coverage rates were driven only by typical seasonal activity and are not expected to be materially impacted by COVID-19 as the tax lending season is now complete. The Company expects to continue to diligently monitor the allowance for loan and lease losses and adjust as necessary in future periods to maintain an appropriate and supportable level.

Management believes that, based on a detailed review of the loan and lease portfolio, historic loan and lease losses, current economic conditions, the size of the loan and lease portfolio and other factors, the level of the allowance for loan and lease losses at June 30, 2020 reflected an appropriate allowance against probable incurred losses from the lending portfolio. Although the Company maintains its allowance for loan and lease losses at a level it considers to be appropriate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan and lease losses will not be required in future periods. In addition, the Company’s determination of the allowance for loan and lease losses is subject to review by the OCC, which can require the establishment of additional general or specific allowances.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within these financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Management has identified its critical accounting policies, which are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations, and include those for the allowance for loan and lease losses, goodwill and identifiable intangible assets. These policies involve complex and subjective decisions and assessments. Some of these estimates may be uncertain at the time they are made, could change from period to period, and could have a material impact on the financial statements. A discussion of the Company’s critical accounting policies and estimates can be found in the Company's Annual Report on Form 10-K for the year ended September 30, 2019. There were no significant changes to these critical accounting policies and estimates during the first nine months of fiscal year 2020.

RESULTS OF OPERATIONS

General. The Company recorded net income of $18.2 million, or $0.53 per diluted share, for the three months ended June 30, 2020, compared to net income of $29.3 million, or $0.75 per diluted share, for the three months ended June 30, 2019. Total revenue for the fiscal 2020 third quarter was $103.2 million, compared to $110.8 million for the same quarter in fiscal 2019, a decrease of 7%. The decrease in net income was primarily due to an increase in provision expense along with a decrease in interest income.

The Company recorded net income of $91.6 million, or $2.54 per diluted share, for the nine months ended June 30, 2020, compared to $76.8 million, or $1.95 per diluted share, for the same period in fiscal year 2019. Total revenue for the nine months ended June 30, 2020 was $393.6 million, compared to $385.2 million for the same period of the prior year, an increase of $8.4 million, or 2%. The increase in net income was primarily due to an increase in noninterest income and a decrease in noninterest expense.

Net interest income for the fiscal 2020 third quarter decreased by 7%, to $62.1 million from $67.0 million for the same quarter in fiscal 2019. The decrease was driven primarily by lower overall balances and yields realized on the loan and lease portfolios along with a decrease in investment securities balances, partially offset by a reduction in total interest expense. The quarterly average outstanding balance of loans and leases as a percentage of interest-earning assets for the three months ended June 30, 2020 decreased to 48%, from 68% for the three months ended June 30, 2019, while the quarterly average balance of total investments as a percentage of interest-earning assets decreased to 17% from 31% over that same period. These decreases were primarily due to the $2.31 billion increase in quarterly average interest-earning cash balances related to the EIP program.

For the nine months ended June 30, 2020, net interest income was $194.5 million compared to $198.6 million for the same period in the prior year.

Net interest margin was 3.28% in the fiscal 2020 third quarter, a decrease of 179 basis points from 5.07% in the fiscal 2019 third quarter. NIM,TE was 3.31% in the fiscal 2020 third quarter, a decrease of 184 basis points from 5.15% in the fiscal 2019 third quarter. The decreases in NIM and NIM, TE in the fiscal 2020 third quarter, compared to the same period of the prior year, were primarily driven by excess low-yielding cash held at the Federal Reserve stemming from the short term influx of EIP deposits, along with a lower interest rate environment. The increase of lower yielding cash balances resulted in a drag to the overall yield on total interest-earning assets during the current period. The net impact to NIM was approximately 140 basis points. The net effect of purchase accounting accretion contributed two basis points to NIM for the fiscal 2020 third quarter as compared to 25 basis points for the same period of the prior year.

For the nine months ended June 30, 2020, NIM was 4.21%, a decrease of 69 basis points from 4.90% during the comparable prior year period. NIM, TE for the nine months ended June 30, 2020 was 4.25%, a decrease of 77 basis points for the same period of the prior year.

The overall reported tax equivalent yield (“TEY”) on average earning assets decreased by 267 basis points to 3.59% when comparing the fiscal 2020 third quarter to the same period of the prior fiscal year. The fiscal 2020 third quarter TEY on the securities portfolio decreased by 87 basis points to 2.22% compared to the same period of the prior year TEY of 3.09%. The decrease TEY on the securities portfolio was primarily due to a lower interest rate environment during the current period compared to the prior year period while the decrease on the TEY on average earning assets most primarily driven by excess low-yielding cash held at the Federal Reserve.

The Company’s average interest-earning assets for the fiscal 2020 third quarter increased by $2.31 billion to $7.61 billion, from the comparable quarter in 2019. The increase was primarily attributable a significant increase in interest-earning cash driven by the effects of the EIP program. Total investment securities continued to decrease through sales of securities and cash flow from the Company's amortizing securities portfolio. Quarterly average loans and leases increased $23.8 million, of which $343.5 million was related to an increase in National Lending loans, partially offset by a $319.7 million decrease in Community Banking loans.

The Company’s average balance of total deposits and interest-bearing liabilities was $7.49 billion for the three months ended June 30, 2020, compared to $5.14 billion for the same period in the prior year, representing an increase of 46%. This increase was primarily driven by increases in average noninterest-bearing deposits of $3.35 billion and average interest-bearing checking of $88.4 million. The increase in average noninterest-bearing deposits was largely driven by $2.32 billion in funds on EIP cards. Partially offsetting those increases were decreases in average wholesale deposits of $704.2 million, average balances of total borrowings of $262.6 million, average time deposits of $102.8 million, and average money market deposits of $18.7 million.

Overall, the Company's cost of funds for all deposits and borrowings averaged 0.28% during the fiscal 2020 third quarter, compared to 1.14% for the fiscal 2019 third quarter. This decrease was primarily due to a decrease in overnight borrowings rates as well as an increase in the average balance of the Company's noninterest-bearing deposits. The Company's overall cost of deposits was 0.17% in the fiscal 2020 third quarter, compared to 0.90% in the same quarter of 2019.

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

	Three Months Ended June 30,
	2020			2019
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)
Interest-earning assets:
Cash & fed funds sold	$2,692,270	$783	0.12%	$80,100	$521	2.61%
Mortgage-backed securities	342,174	2,269	2.67%	421,725	3,063	2.91%
Tax exempt investment securities	417,042	1,658	2.02%	690,732	4,058	2.98%
Asset-backed securities	336,562	1,770	2.11%	307,581	2,701	3.52%
Other investment securities	197,643	1,014	2.06%	199,681	1,557	3.13%
Total investments	1,293,420	6,711	2.22%	1,619,719	11,379	3.09%
Total commercial finance	2,160,175	40,375	7.52%	1,775,905	44,332	10.01%
Total consumer finance	247,824	4,635	7.52%	364,633	8,178	9.00%
Total tax services	39,845	—	—%	45,142	—	—%
Total warehouse finance	304,839	4,582	6.05%	223,546	3,491	6.26%
National Lending loans and leases	2,752,683	49,592	7.25%	2,409,226	56,001	9.32%
Community Banking loans	870,245	10,319	4.77%	1,189,912	13,731	4.63%
Total loans and leases	3,622,928	59,911	6.65%	3,599,138	69,732	7.77%
Total interest-earning assets	7,608,618	$67,406	3.59%	5,298,957	$81,632	6.26%
Noninterest-earning assets	830,589			820,474
Total assets	$8,439,206			$6,119,431

Interest-bearing liabilities:
Interest-bearing checking(2)	$226,382	$—	—%	$137,950	$85	0.25%
Savings	55,572	1	0.01%	54,247	9	0.07%
Money markets	40,091	33	0.33%	58,782	107	0.73%
Time deposits	25,392	113	1.78%	128,165	633	1.98%
Wholesale deposits	817,414	2,983	1.47%	1,521,594	9,561	2.52%
Total interest-bearing deposits	1,164,852	3,130	1.08%	1,900,738	10,395	2.19%
Overnight fed funds purchased	59,055	48	0.33%	363,857	2,368	2.61%
FHLB advances	110,000	670	2.45%	54,341	324	2.39%
Subordinated debentures	73,738	1,153	6.29%	73,583	1,163	6.34%
Other borrowings	27,032	268	3.98%	40,653	414	4.08%
Total borrowings	269,825	2,139	3.19%	532,434	4,269	3.22%
Total interest-bearing liabilities	1,434,677	5,269	1.48%	2,443,172	14,664	2.42%
Noninterest-bearing deposits	6,057,314	—	—%	2,710,288	—	—%
Total deposits and interest-bearing liabilities	7,491,991	$5,269	0.28%	5,143,460	$14,664	1.14%
Other noninterest-bearing liabilities	122,940			149,207
Total liabilities	7,614,931			5,292,667
Shareholders' equity	824,276			826,764
Total liabilities and shareholders' equity	$8,439,206			$6,119,431
Net interest income and net interest rate spread including noninterest-bearing deposits		$62,137	3.30%		$66,968	5.12%

Net interest margin			3.28%			5.07%
Tax-equivalent effect			0.02%			0.08%
Net interest margin, tax-equivalent(3)			3.31%			5.15%
(1) Tax rate used to arrive at the TEY for the three months ended June 30, 2020 and 2019 was 21%.
(2) Of the total balance, $226.1 million are interest-bearing deposits where interest expense is paid by a third party and not by the Company.
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

	Nine Months Ended June 30,
	2020			2019
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)
Interest-earning assets:
Cash & fed funds sold	$992,935	$1,934	0.26%	$148,751	$2,989	2.69%
Mortgage-backed securities	358,942	7,151	2.66%	392,395	8,622	2.94%
Tax exempt investment securities	454,202	6,130	2.28%	952,501	17,999	3.20%
Asset-backed securities	315,000	6,395	2.71%	297,316	8,090	3.64%
Other investment securities	195,851	3,718	2.54%	150,888	3,301	2.93%
Total investments	1,323,994	23,394	2.52%	1,793,100	38,012	3.19%
Total commercial finance	2,053,414	126,799	8.25%	1,662,322	125,566	10.10%
Total consumer finance	260,950	15,811	8.09%	327,700	21,697	8.85%
Total tax services	192,971	6,384	4.42%	140,515	8,206	7.81%
Total warehouse finance	294,852	13,542	6.13%	168,081	7,912	6.29%
National Lending loans and leases	2,802,186	162,536	7.75%	2,298,618	163,382	9.50%
Community Banking loans	1,048,689	36,571	4.66%	1,175,667	40,519	4.61%
Total loans and leases	3,850,875	199,106	6.91%	3,474,285	203,901	7.85%
Total interest-earning assets	6,167,804	$224,434	4.90%	5,416,137	$244,902	6.16%
Noninterest-earning assets	886,320			877,130
Total assets	$7,054,124			$6,293,267

Interest-bearing liabilities:
Interest-bearing checking(2)	$222,772	$480	0.29%	$129,656	$220	0.23%
Savings	50,308	16	0.04%	54,643	28	0.07%
Money markets	63,077	390	0.83%	56,987	263	0.62%
Time deposits	75,231	1,134	2.01%	160,740	2,229	1.85%
Wholesale deposits	1,224,090	18,690	2.04%	1,832,237	32,990	2.41%
Total interest-bearing deposits	1,635,478	20,712	1.69%	2,234,264	35,731	2.14%
Overnight fed funds purchased	245,030	2,805	1.53%	287,985	5,485	2.55%
FHLB advances	110,000	2,019	2.45%	18,114	324	2.39%
Subordinated debentures	73,698	3,471	6.29%	73,543	3,486	6.34%
Other borrowings	29,792	903	4.05%	43,690	1,286	3.93%
Total borrowings	458,520	9,197	2.68%	423,332	10,581	3.34%
Total interest-bearing liabilities	2,093,998	29,909	1.91%	2,657,595	46,312	2.33%
Noninterest-bearing deposits	3,991,561	—	—%	2,715,870	—	—%
Total deposits and interest-bearing liabilities	6,085,559	$29,909	0.66%	5,373,465	$46,312	1.15%
Other noninterest-bearing liabilities	136,722			128,924
Total liabilities	6,222,281			5,502,389
Shareholders' equity	831,843			790,878
Total liabilities and shareholders' equity	$7,054,124			$6,293,267
Net interest income and net interest rate spread including noninterest-bearing deposits		$194,525	4.24%		$198,590	5.01%

Net interest margin			4.21%			4.90%
Tax-equivalent effect			0.04%			0.12%
Net interest margin, tax-equivalent(3)			4.25%			5.02%
(1) Tax rate used to arrive at the TEY for the nine months ended June 30, 2020 and 2019 was 21%.
(2) Of the total balance, $226.1 million are interest-bearing deposits where interest expense is paid by a third party and not by the Company.
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

Provision for Loan and Lease Losses.  The Company recorded a $15.1 million and a $55.8 million provision for loan and lease losses for the three and nine months ended June 30, 2020, as compared to a $9.1 million and a $51.5 million provision for loan and lease losses for the same period of the prior year. The increase in provision for the quarter ended June 30, 2020 compared to the same period of the prior year was primarily driven by the community banking and commercial finance portfolios, partially offset by decreases in the consumer finance and tax services portfolios. Provision increases in the community banking and commercial finance portfolios was primarily attributable to the increased stress that the hospitality loans and the small ticket equipment finance relationships have experienced stemming from the ongoing economic uncertainty related to the COVID-19 pandemic. Loans and leases that received short-term payment deferrals were also analyzed and additional provision was applied as appropriate.

Also see Note 6 to the Condensed Consolidated Financial Statements included in this quarterly report.

Noninterest Income. Noninterest income for the fiscal 2020 third quarter decreased to $41.0 million from $43.8 million for the same period in the prior fiscal year. This year-over-year decrease was primarily due to lower tax product fee income and a reduction in gains on loan sales, partially offset by an increase in rental income.

Noninterest income for the nine months ended June 30, 2020 of $199.0 million, increased $12.5 million, or 7%, from $186.6 million in the same period in the prior fiscal year. This increase was primarily due to a $19.3 million gain on divestiture of the Community Bank division during the fiscal 2020 second quarter. See Note 4 to the Condensed Consolidated Financial Statements included in this quarterly report.

Noninterest Expense.  Noninterest expense decreased 2% to $71.2 million for the fiscal 2020 third quarter, from $72.5 million for the same quarter of fiscal 2019. The decrease in noninterest expense when comparing the fiscal 2020 third quarter to the same period of the prior year was primarily driven by lower compensation and benefits, intangible amortization, total tax product expense, and occupancy and equipment expenses, partially offset by higher card processing expenses and operating lease equipment depreciation.

Noninterest expense for the nine months ended June 30, 2020 decreased by $18.2 million, or 7%, to $238.8 million compared to the same period in the prior fiscal year.

Income Tax. The Company recorded an income tax benefit of $2.4 million, representing an effective tax rate of (14.4%), for the fiscal 2020 third quarter, compared to an income tax benefit of $1.2 million, representing an effective tax rate of (4.0)%, for the fiscal 2019 third quarter. The recorded income tax expense during the current quarter was primarily due to ratably recognized investment tax credits and lower forecast earnings due to COVID-19.

The Company originated $1.3 million in solar leases during the fiscal 2020 third quarter, compared to $49.1 million during the fiscal 2019 third quarter. Investment tax credits related to solar leases are recognized ratably based on income throughout each fiscal year. The timing and impact of future solar tax credits are expected to vary from period to period, and Meta intends to undertake only those tax credit opportunities that meet the Company's underwriting and return criteria. Insignificant income tax impacts are expected related to COVID-19.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, derived principally through its payments divisions, borrowings, principal and interest payments on loans and mortgage-backed securities, and maturing investment securities. In addition, the Company utilizes wholesale deposit sources to provide temporary funding when necessary or when favorable terms are available. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are influenced by the level of interest rates, general economic conditions and competition. The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At June 30, 2020, the Company had commitments to originate and purchase loans and unused lines of credit totaling $1.12 billion. The Company believes that loan repayments and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined). At June 30, 2020, both the Bank and the Company exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements. The Company and the Bank took the accumulated other comprehensive income (“AOCI”) opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.

The tables below include certain non-GAAP financial measures that are used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies. Management reviews these measures along with other measures of capital as part of its financial analysis.

			Minimum to be	Minimum to be
			Adequately	Well Capitalized
			Capitalized Under	Under Prompt
			Prompt Corrective	Corrective Action
At June 30, 2020	Company	Bank	Action Provisions	Provisions

Tier 1 leverage capital ratio	5.91%	6.89%	4.00%	5.00%
Common equity Tier 1 capital ratio	11.51	13.82	4.50	6.50
Tier 1 capital ratio	11.90	13.86	6.00	8.00
Total capital ratio	14.99	15.12	8.00	10.00

The following table provides certain non-GAAP financial measures used to compute certain of the ratios included in the table above, as well as a reconciliation of such non-GAAP financial measures to the most directly comparable financial measure in accordance with GAAP:

(Dollars in Thousands)	Standardized Approach(1) June 30, 2020
Total stockholders' equity	$829,909
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	302,814
LESS: Certain other intangible assets	42,865
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	10,360
LESS: Net unrealized gains on available-for-sale securities	8,382
LESS: Noncontrolling interest	3,787
Common Equity Tier 1 Capital (1)	461,701
Long-term borrowings and other instruments qualifying as Tier 1	13,661
Tier 1 minority interest not included in common equity tier 1 capital	1,894
Total Tier 1 Capital	477,256
Allowance for loan and lease losses	50,338
Subordinated debentures (net of issuance costs)	73,765
Total Capital	601,359
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

(Dollars in Thousands)	June 30, 2020
Total Stockholders' Equity	$829,909
LESS: Goodwill	309,505
LESS: Intangible assets	43,974
Tangible common equity	476,430
LESS: AOCI	7,995
Tangible common equity excluding AOCI	468,435

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

CONTRACTUAL OBLIGATIONS

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations" in the Company’s Annual Report on Form 10-K for its fiscal year ended September 30, 2019 for a summary of our contractual obligations as of September 30, 2019. There were no material changes outside the ordinary course of our business in contractual obligations from September 30, 2019 through June 30, 2020.

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

For discussion of the Company’s off-balance sheet financing arrangements at June 30, 2020, see Note 15 to our consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q. Depending on the extent to which the commitments or contingencies described in Note 15 occur, the effect on the Company’s capital and net income could be significant.

REGULATION AND SUPERVISION

The following information is intended to update, and should be read in conjunction with, the information contained under the caption “Regulation and Supervision” in the Company’s Annual Report on Form 10-K.

Updates Related to COVID-19

The CARES Act

In response to the COVID-19 pandemic, the CARES Act was signed into law by President Trump on March 27, 2020. The CARES Act provides for approximately $2.2 trillion in emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as the Company and the Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal bank regulatory authorities, including those with direct supervisory jurisdiction over the Company and the Bank. Furthermore, as the COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including new bills comparable in scope to the CARES Act, prior to the end of 2020.

The following description of certain provisions of the CARES Act and other regulations and supervisory guidance related to the COVID-19 pandemic that are applicable to the Company and the Bank is qualified in its entirety by reference to the full text of CARES Act and the statutes, regulations, and policies described herein. Future amendments to the provisions of the CARES Act or changes to any of the statutes, regulations, or regulatory policies applicable to the Company and its subsidiaries could have a material effect on the Company. Such legislation and related regulations and supervisory guidance will be implemented over time and will remain subject to review by Congress and the implementing regulations issued by federal regulatory authorities. The Company continues to assess the impact of the CARES Act and other statues, regulations and supervisory guidance related to the COVID-19 pandemic.

Paycheck Protection Program. The CARES Act amended the SBA’s loan program, in which the Bank participates, to create a guaranteed, unsecured loan program, the PPP, to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. On June 5, 2020, the President signed the Paycheck Protection Program Flexibility Act (“PPPFA”) into law, which among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. Shortly thereafter, and due to the evolving impact of the COVID-19 pandemic, the President signed additional legislation authorizing the SBA to resume accepting PPP applications on July 6, 2020 and extending the PPP application deadline to August 8, 2020. It is anticipated that additional revisions to the SBA’s interim final rules on forgiveness and loan review procedures will be forthcoming to address these and related changes. As a participating lender in the PPP, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto.

Troubled Debt Restructuring and Loan Modifications for Affected Borrowers. The CARES Act permits banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. Federal bank regulatory authorities also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 and to assure banks that they will not be criticized by examiners for doing so. The Company is applying this guidance to qualifying loan modifications. See Note 19. Subsequent Events for further information about the COVID-19-related loan modifications completed by the company.

Temporary Community Bank Leverage Ratio Relief. Pursuant to the CARES Act, federal bank regulatory authorities adopted an interim rule, effective until the earlier of the termination of the coronavirus emergency declaration and December 31, 2020, to (i) reduce the minimum Community Bank Leverage Ratio from 9% to 8% percent and (ii) give community banks two-quarter grace period to satisfy such ratio if such ratio falls out of compliance by no more than 1%.

Federal Reserve Programs and Other Recent Initiatives

Main Street Lending Program. The CARES Act encouraged the Federal Reserve, in coordination with the Secretary of the Treasury, to establish or implement various programs to help midsize businesses, nonprofits, and municipalities. On April 9, 2020, the Federal Reserve proposed the creation of the Main Street Lending Program (“MSLP”) to implement certain of these recommendations. On June 15, 2020, the Federal Reserve Bank of Boston opened the MSLP for lender registration. The MSLP supports lending to small and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic. The MSLP operates through three facilities: the Main Street New Loan Facility, the Main Street Priority Loan Facility, and the Main Street Expanded Loan Facility. The Federal Reserve is currently working to refine the MSLP’s operational infrastructure and facilities and is expected to release further rules and operational guidance. The Bank continues to monitor developments thereto.

Temporary Regulatory Capital Relief related to Impact of CECL. Concurrent with enactment of the CARES Act, federal bank regulatory authorities issued an interim final rule that delays the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provides banking organizations that implement CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. The Company does expect to elect this option.

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

In general, the Bank’s legal lending limit totals 15 percent of its capital and surplus plus an additional 10 percent of capital and surplus if the amount that exceeds the 15 percent general limit is fully secured by readily marketable collateral (together, referred to as the “combined general limit”). At June 30, 2020, the Bank was in compliance with the combined general limit.

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

The Company was within Board policy limits for all interest rate scenarios. The following table shows the results of the scenarios at June 30, 2020:

Net Sensitive Earnings at Risk
		Change in Interest Income/Expense for a Given Change in Interest Rates
		Over / (Under) Base Case Parallel Shift
(Dollars in Thousands)	Book Value	-100	Base	100	200	300	400
Total interest-sensitive income	7,897,080	238,898	246,992	295,264	344,100	393,644	442,948
Total interest-sensitive expense	1,174,871	6,173	7,494	13,727	19,985	26,286	32,631
Net interest-sensitive income	6,722,209	232,725	239,498	281,537	324,115	367,358	410,317

Percentage change from base	—	-2.8%	—%	17.6%	35.3%	53.4%	71.3%
Board policy limits	—	-8.0%	—%	-8.0%	-10.0%	-15.0%	-20.0%

The EAR analysis reported at June 30, 2020, shows that in all rising rate scenarios, more assets than liabilities would reprice over the modeled one-year period. Because of the static balance sheet assumption, excess interest-bearing cash and reduced wholesale funding at the end of the period result in more income sensitivity than would be typical, IRR is a snapshot in time. The Company’s business and deposits are very predictably cyclical on a weekly, monthly and yearly basis. The Company’s static IRR results could vary depending on which day of the week and timing in relation to certain payrolls, as well as time of the month in regard to early funding of certain programs, when this snapshot is taken. The Company’s overnight federal funds purchased fluctuates on a predictable daily and monthly basis due to fluctuations in a portion of its noninterest-bearing deposit base, primarily related to payroll processing and timing of when certain programs are prefunded and when the funds are received.
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
The Company was within Board policy limits for rising rate scenarios and exceeded the limit for -100 due to rapid growth in noninterest-bearing deposits. The following table shows the results of the scenarios at June 30, 2020:

Economic Value Sensitivity

	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-100	100	200	300	400
Percentage change from base	-10.8%	10.4%	18.5%	25.0%	30.6%
Board policy limits	-10.0%	-10.0%	-20.0%	-25.0%	-35.0%

The EVE at risk reported at June 30, 2020 shows that as interest rates increase, the economic value of equity position will be asset sensitive due to growth in noninterest-bearing deposits.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management evaluated the Company's disclosure controls and procedures. The evaluation was performed under the direction of the Company's Chief Executive Officer and Chief Financial Officer to determine the effectiveness, at June 30, 2020, of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2020, the Company’s disclosure controls and procedures were not effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

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

REMEDIATION FOR REPORTED MATERIAL WEAKNESS

The Company is in process of implementing a remediation plan to address the material weakness described above with respect to the internal controls environment of the Crestmark division and is committed to maintaining a strong internal controls environment. To address the material weakness, the Company re-evaluated IT governance and controls, updated procedures related to access management, trained IT personnel related to user access to IT systems, and is in process of rolling out an education plan for end users and management and automating change management applications. At June 30, 2020, management was continuing its remediation efforts. If the material weakness is not remediated, however, these deficiencies could result in material misstatements to the Company's Condensed Consolidated Financial Statements.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Based on this evaluation, management concluded that, as of the end of the period covered by this report, there were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the fiscal third quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting except as set forth above.

META FINANCIAL GROUP, INC.
PART II - OTHER INFORMATION

FORM 10-Q

Item 1. Legal Proceedings. - See “Legal Proceedings” under Note 15 to the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors. - A description of our risk factors can be found in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. There were no material changes to those risk factors during the nine months ended June 30, 2020, except for the following:

Removal of Risk Factor

There are risks associated with the proposed transaction with Central Bank, including Central's receipt of required regulatory approvals and timing for completion of the transaction.

As a result of the transaction with Central Bank closing on February 29, 2020, the Company is no longer subject to this risk.

Additional Risk Factors

The ongoing COVID-19 pandemic and resulting adverse economic conditions have adversely impacted our business and results and could have a more material adverse impact on our business, financial condition and results of operations.

Our business is dependent on the willingness and ability of our customers to conduct banking and other financial transactions. The ongoing COVID-19 global and national health emergency has caused significant disruption in the United States and international economies and financial markets. The spread of COVID-19 in the United States has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. Phased re-openings have begun and are in various stages in different jurisdictions.

Although the Bank continued operating during the shutdowns, the COVID-19 pandemic has caused disruptions to our business and could cause material disruptions in the future. Impacts to our business have included costs due to additional health and safety precautions implemented at our offices and the transition of a portion of our workforce to home locations, increases in customers' inability to make scheduled loan payments, increases in requests for forbearance and loan modifications, and an adverse effect on accounting estimates that we use to determine our provision and allowance for credit losses. A worsening or prolonged continuation of the current unfavorable economic conditions could further impact our provision and allowance for credit losses, and could impact the value of certain assets that we carry on our balance sheet such as goodwill.

While we have taken and are continuing to take precautions to protect the safety and well-being of our employees, customers and partners, including as local economies undergo phased re-openings, no assurance can be given that the steps being taken will be adequate or appropriate. The continued or renewed spread of COVID-19 could negatively impact the availability of key personnel necessary to conduct our business, the business and operations of our third-party service providers who perform critical services for our business, or the businesses of many of our customers and borrowers. In addition, as a result of the pandemic and the related increase in remote working, the risk of cyber-attacks, breaches or similar events, whether through our systems or those of third parties on which we rely, has increased.

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
•potential longer-term effects of increased government spending on the interest rate environment and borrowing costs for non-governmental parties; and
•the ability of our employees and our third-party vendors to work effectively during the course of the pandemic; and
•any increase in cyber and payment fraud related to COVID-19, as cybercriminals attempt to profit from disruption, given increased online banking, e-commerce and other online activity.

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

In addition, we face settlement risks from our distributors and banking partners, which may increase during an economic downturn. Depending on contract terms, we may prefund partner accounts. If a partner becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. At June 30, 2020, we had assets subject to settlement risk of $0.4 million. We are not insured against these risks. Significant settlement losses could have a material adverse effect on our business, results of operations and financial condition.

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

The table below sets forth information regarding repurchases of our common stock during the fiscal 2020 third quarter.

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(1)(2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Repurchased Under the Programs
April 1 to 30	—	$—	—	4,404,634
May 1 to 31	829	17.20	—	4,404,634
June 1 to 30	—	—	—	4,404,634
Total	829		—
(1) All shares in these columns reflect shares acquired in satisfaction of the tax withholding obligations of holders of restricted stock unit awards, which vested during the quarter.
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

META FINANCIAL GROUP, INC.

Date: August 6, 2020	By:	/s/ Bradley C. Hanson
Bradley C. Hanson,
President, Chief Executive Officer and Director

Date: August 6, 2020	By:	/s/ Glen W. Herrick
Glen W. Herrick, Executive Vice President
and Chief Financial Officer