Form 10-K
period 2020-09-30
META FINANCIAL GROUP INC
filed 2020-11-30
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020
OR
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

Securities Registered Pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant Section 13 and Section 15(d) of the Act.  Yes ☐ No ☒1.
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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company See the definitions of "large accelerated filer." "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of March 31, 2020, the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the NASDAQ Global Select Market as of such date, was $693.1 million.

As of November 23, 2020, there were 33,446,654 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K -- Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held February 23, 2021 are incorporated by reference into Part III of this report.

META FINANCIAL GROUP, INC.
FORM 10-K

i

Forward-Looking Statements

Meta Financial Group, Inc.® ("Meta" or "the Company" or "us") and its wholly-owned subsidiary, MetaBank®, National Association ("MetaBank" or "the Bank") may from time to time make written or oral “forward-looking statements,” including statements contained in this Annual Report on Form 10-K, the Company’s other filings with the Securities and Exchange Commission (the "SEC"), the Company’s reports to stockholders, and other communications by the Company and MetaBank, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” or the negative of those terms, or other words of similar meaning or similar expressions. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements are based on information currently available to us and assumptions about future events, and include statements with respect to the Company’s beliefs, expectations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such risks, uncertainties and other factors may cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Such statements address, among others, the following subjects: future operating results; expectations in connection with the impact of the ongoing COVID-19 pandemic and related governmental actions on the Company and MetaBank; customer retention; loan and other product demand; expectations concerning acquisitions and divestitures; new products and services, including those offered by the Meta Payment Systems, Refund Advantage, EPS Financial and Specialty Consumer Services divisions; credit quality; the level of net charge-offs on loans and leases and the adequacy of the allowance for loan and lease losses; technology; and the Company's employees. The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: maintaining our executive management team; expected growth opportunities may not be realized or may take longer to realize than expected; the potential adverse effects of the ongoing COVID-19 pandemic and any governmental or societal responses thereto, or other unusual and infrequently occurring events; actual changes in interest rates and the Fed Funds rate; additional changes in tax laws; the strength of the United States' economy, in general, and the strength of the local economies in which the Company operates; changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”); inflation, market, and monetary fluctuations; the timely and efficient development of, and acceptance of, new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value of these products and services by users; the Bank's ability to maintain its Durbin Amendment exemption; the risks of dealing with or utilizing third parties, including, in connection with the Company’s refund advance business, the risk of reduced volume of refund advance loans as a result of reduced customer demand for or usage of Meta’s strategic partners’ refund advance products; our relationship with, and any actions which may be initiated by our regulators; the impact of changes in financial services laws and regulations, including, but not limited to, laws and regulations relating to the tax refund industry and the insurance premium finance industry and recent and potential changes in response to the ongoing COVID-19 pandemic such as the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and the rules and regulations that may be promulgated thereunder; technological changes, including, but not limited to, the protection of our electronic systems and information; the impact of acquisitions and divestitures; litigation risk; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by MetaBank of its status as a well-capitalized institution, particularly in light of our growing deposit base, a portion of which has been characterized as “brokered”; changes in consumer spending and saving habits; losses from fraudulent or illegal activity; technological risks and developments, and cyber threats, attacks or events; and the success of the Company at maintaining its high quality asset level and managing and collecting assets of borrowers in default should problem assets increase.

The foregoing list of factors is not exclusive. We caution you not to place undue reliance on these forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K speak only as of the date hereof, and the Company does not undertake any obligation to update, revise, or clarify these forward-looking statements whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Additional discussions of factors affecting the Company’s business and prospects are contained herein, including under the caption “Risk Factors,” and in the Company’s periodic filings with the SEC. The Company expressly disclaims any intent or obligation to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company or its subsidiaries, whether as a result of new information, changed circumstances, or future events or for any other reason.

PART I

Item 1.     Business

GENERAL

Meta, a registered bank holding company, was incorporated in Delaware on June 14, 1993. Meta's principal assets are all the issued and outstanding shares of the Bank, a national bank, the accounts of which are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC") as administrator of the Deposit Insurance Fund (“DIF”). Unless the context otherwise requires, references herein to the Company include Meta and the Bank, and all subsidiaries of Meta, direct or indirect, on a consolidated basis.

The Bank, a wholly-owned full-service banking subsidiary of Meta, operates through three reportable segments (Consumer, Commercial, and Corporate Services/Other). The diagram below reflects the Company's divisions and how they fall within the Company's segment structure. The Company works with high-value niche industries, strategic-growth companies and technology adopters to grow their businesses and build more profitable customer relationships. The Company tailors solutions for bank and non-bank businesses, and provides a focused collaborative approach.

The business of the Bank primarily consists of attracting deposits and investing those funds in its loan and lease portfolios, along with providing prepaid cards and other financial products and solutions to business and consumer customers. In addition to originating loans and leases, the Bank also occasionally contracts to sell loans, such as tax refund advance loans, consumer credit product loans, and government guaranteed loans, to third party buyers. The Bank also sells and purchases loan participations from time to time to and from other financial institutions, as well as mortgage-backed securities ("MBS") and other investments permissible under applicable regulations.

On February 29, 2020 (the "Closing Date"), the Company sold the Bank's Community Bank division, a component of the Company's Corporate Services/Other segment, to Central Bank, a state-chartered bank headquartered in Storm Lake, Iowa. The sale included all of the Community Bank's deposits, branch locations, fixed assets and employees and a portion of the Community Bank’s loan portfolio. The Company entered a servicing agreement with Central Bank for the retained Community Bank loan portfolio that became effective on the Closing Date. The retained Community Bank loan portfolio is included in the Corporate Services/Other segment.

In addition to its lending and deposit gathering activities, the Bank issues prepaid cards, offers innovative consumer credit products, sponsors automated teller machines (“ATMs”) in various debit networks, and offers tax refund-transfer services and other payment industry products and services. Through its activities, the Meta Payment Systems (“MPS”) division generates both fee income and low-cost deposits for the Bank.

SUBSIDIARIES

In April 2017, the Company formed a new entity, Meta Capital, LLC ("Meta Capital"), that is a wholly-owned service corporation subsidiary of MetaBank. Meta Capital was formed for the purpose of making minority equity investments. Meta Capital focuses on investing in companies in the financial services industry.

First Midwest Financial Capital Trust I, also a wholly-owned subsidiary of Meta, was established in July 2001 and Crestmark Capital Trust I, acquired by the Company in August 2018, was established in June 2005 for the purpose of issuing trust preferred securities.

MARKET AREAS

The Consumer segment, which provides payments products and services and lending solutions nationwide, primarily operates out of Sioux Falls, South Dakota, with additional offices in Louisville, Kentucky and Easton, Pennsylvania. Within the Company's Commercial segment, the AFS/IBEX division operates out of its headquarters in Dallas, Texas with other offices throughout the country. The Crestmark division, which was created when the Company completed its acquisition of Crestmark Bancorp, Inc. and its Michigan state-chartered bank subsidiary, Crestmark Bank (the "Crestmark Acquisition"), operates out of its headquarters in Troy, Michigan, with other offices throughout the country.

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

The Company focuses its lending activities on the origination of commercial finance loans, consumer finance loans and taxpayer advance loans. Effective on the Closing Date of the Community Bank division sale to Central Bank, the Company substantially ceased originating loans within its Community Banking loan portfolio. At September 30, 2020, the Company’s loans and leases receivable, net of allowance for loan and lease losses, totaled $3.27 billion, or 54% of the Company’s total assets, as compared to $3.63 billion, or 59%, at September 30, 2019.

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

At September 30, 2020, the Company’s largest lending relationship to a single borrower or group of related borrowers totaled $80.0 million. The Company had 24 other lending relationships in excess of $14.0 million as of September 30, 2020.

Loan and Lease Portfolio Composition

The following table provides information about the composition of the Company’s loan and lease portfolio in dollar amounts and in percentages as of the dates indicated. In general, for the fiscal year ended September 30, 2020, the aggregate principal amounts in all categories of loans and leases discussed below, except agricultural loans, increased over levels from the prior fiscal year.

Loan and lease tables have been conformed to be consistent with the Company's updated categorization of its lending portfolio between National Lending and Community Banking.

	At September 30,
	2020		2019		2018		2017		2016
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
National Lending
Commercial finance	$52,207	1.6%	$42,266	1.2%	$14,971	0.5%	$—	—%	$—	—%
Total National Lending	52,207	1.6%	42,266	1.2%	14,971	0.5%	—	—%	—	—%
Community Banking
Commercial real estate and operating	440,369	13.3%	849,171	23.3%	748,579	25.4%	585,510	44.1%	422,932	45.7%
Consumer one-to-four family real estate and other	15,170	0.5%	235,365	6.4%	223,482	7.7%	196,706	14.8%	162,298	17.5%
Agricultural real estate and operating	9,122	0.3%	37,029	1.0%	36,780	1.2%	61,800	4.7%	63,612	6.9%
Total Community Banking	464,661	14.1%	1,121,565	30.7%	1,008,841	34.3%	844,016	63.6%	648,842	70.1%
Total real estate loans	516,868	15.7%	1,163,831	31.9%	1,023,812	34.8%	844,016	63.6%	648,842	70.1%

Other loans and leases:
National Lending
Commercial finance	2,255,777	68.1%	1,873,964	51.3%	1,494,878	50.8%	255,308	19.2%	174,034	18.8%
Consumer finance	224,151	6.8%	268,198	7.3%	270,361	9.2%	140,229	10.6%	14,300	1.5%
Tax services	3,066	0.1%	2,240	0.1%	1,073	—%	192	—%	190	—%
Warehouse finance	293,375	8.8%	262,924	7.2%	65,000	2.2%	—	—%	—	—%
Total National Lending	2,776,369	83.8%	2,407,326	65.9%	1,831,312	62.2%	395,729	29.8%	188,524	20.4%
Community Banking
Commercial real estate and operating	17,002	0.4%	34,761	0.9%	42,311	1.4%	30,718	2.3%	28,651	3.1%
Consumer one-to-four family real estate and other	1,316	—%	24,060	0.7%	23,836	0.8%	22,775	1.7%	22,794	2.5%
Agricultural real estate and operating	2,585	0.1%	21,435	0.6%	23,718	0.8%	33,594	2.5%	37,083	4.0%
Total Community Banking	20,903	0.5%	80,256	2.2%	89,865	3.0%	87,087	6.6%	88,528	9.6%
Total other loans and leases	2,797,272	84.3%	2,487,582	68.1%	1,921,177	65.2%	482,816	36.4%	277,052	29.9%

Total loans and leases	$3,314,140	100.0%	$3,651,413	100.0%	$2,944,989	100.0%	$1,326,832	100.0%	$925,894	100.0%

The following table shows the composition of the Company’s loan and lease portfolio by fixed- and adjustable-rate at the dates indicated.

	At September 30,
	2020		2019		2018		2017		2016
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed-rate loans and leases:
National Lending
Commercial finance	$1,687,130	50.9%	$1,113,071	30.5%	$956,920	32.5%	$250,459	18.9%	$171,604	18.5%
Consumer finance	108,706	3.3%	22,965	0.6%	21,093	0.7%	16,489	1.2%	14,300	1.5%
Tax services (1)	3,066	0.1%	2,240	0.1%	1,073	—%	—	—%	—	—%
Warehouse finance	124,012	3.7%	—	—%	—	—%	—	—%	—	—%
Total National Lending	1,922,914	58.0%	1,138,276	31.2%	979,086	33.2%	266,948	20.1%	185,904	20.0%
Community Banking
Commercial real estate and operating	408,585	12.3%	828,603	22.7%	749,258	25.5%	580,092	43.8%	417,281	45.1%
Consumer one-to-four family real estate and other	15,312	0.5%	226,375	6.2%	220,163	7.5%	193,765	14.6%	160,956	17.4%
Agricultural real estate and operating	9,561	0.3%	41,772	1.1%	46,940	1.6%	80,419	6.1%	86,651	9.4%
Total Community Banking	433,458	13.1%	1,096,750	30.0%	1,016,361	34.6%	854,274	64.5%	664,888	71.9%
Total fixed-rate loans and leases	2,356,372	71.1%	2,235,026	61.2%	1,995,447	67.8%	1,121,222	84.5%	850,792	91.9%

Adjustable-rate loans and leases:
National Lending
Commercial finance	620,854	18.7%	803,159	22.0%	552,929	18.8%	4,849	0.4%	2,430	0.3%
Consumer finance	115,445	3.5%	245,233	6.7%	249,268	8.4%	123,742	9.3%	—	—%
Tax services (1)	—	—%	—	—%	—	—%	192	—%	190	—%
Warehouse finance	169,363	5.1%	262,924	7.2%	65,000	2.2%	—	—%	—	—%
Total National Lending	905,662	27.3%	1,311,316	35.9%	867,197	29.4%	128,783	9.7%	2,620	0.3%
Community Banking
Commercial real estate and operating	48,786	1.5%	55,329	1.5%	41,632	1.4%	36,136	2.8%	34,302	3.7%
Consumer one-to-four family real estate and other	1,174	—%	33,050	0.9%	27,155	0.9%	25,716	1.9%	24,136	2.6%
Agricultural real estate and operating	2,146	0.1%	16,692	0.5%	13,558	0.5%	14,975	1.1%	14,044	1.5%
Total Community Banking	52,106	1.6%	105,071	2.9%	82,345	2.8%	76,827	5.8%	72,482	7.8%
Total adjustable-rate loans and leases	957,768	28.9%	1,416,387	38.8%	949,542	32.2%	205,610	15.5%	75,102	8.1%

Total loans and leases	3,314,140	100.0%	3,651,413	100.0%	2,944,989	100.0%	1,326,832	100.0%	925,894	100.0%
Deferred fees and discounts	8,625		7,434		(250)		(1,461)		(789)
Allowance for loan and lease losses	(56,188)		(29,149)		(13,040)		(7,534)		(5,635)
Total loans and leases receivable, net	$3,266,577		$3,629,698		$2,931,699		$1,317,837		$919,470
(1) Certain tax services loans do not bear interest.

The following table illustrates the maturity analysis of the Company’s loan and lease portfolio at September 30, 2020. The table reflects management’s estimate of the effects of loan and lease prepayments or curtailments based on data from the Company’s historical experiences and other third-party sources.

	Due in one year or less		Due after one year through five years		Due after five years		Total
(Dollars in Thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount
National Lending
Commercial finance	$1,568,919	7.88%	$653,712	7.02%	$85,353	5.72%	$2,307,984
Consumer finance	96,829	7.46%	109,558	6.39%	17,764	5.99%	224,151
Tax services	3,066	—%	—	—%	—	—%	3,066
Warehouse finance	56,621	6.01%	236,754	5.92%	—	—%	293,375
Total National Lending	1,725,435	7.79%	1,000,024	6.69%	103,117	5.76%	2,828,576
Community Banking
Commercial real estate and operating	50,017	4.60%	197,376	4.58%	209,978	4.49%	457,371
Consumer one-to-four family real estate and other	4,936	3.74%	9,568	3.78%	1,982	3.87%	16,486
Agricultural real estate and operating	2,151	4.58%	5,892	4.33%	3,664	3.32%	11,707
Total Community Banking	57,104	4.52%	212,836	4.53%	215,624	4.46%	485,564
Total loans and leases	$1,782,539	7.68%	$1,212,860	6.31%	$318,741	4.88%	$3,314,140

National Lending

Commercial Finance
The Company's commercial finance product lines include term lending, asset based lending, factoring, leasing, insurance premium finance, government guaranteed lending and other commercial finance products offered on a nationwide basis.

Term Lending. Through its Crestmark division, the Bank originates a variety of collateralized conventional term loans and notes receivable. While terms range from three years to 25 years, the weighted average life of these loans is approximately 53 months. These term loans may be secured by equipment, recurring revenue streams, or real estate. Credit risk is managed through setting loan amounts appropriate for the collateral based on information including equipment cost, appraisals, valuations, and lending history. The Bank follows standardized loan policies and established and authorized credit limits and applies attentive portfolio management, which includes monitoring past dues, financial performance, financial covenants, and industry trends. As of September 30, 2020, 26% of the term lending portfolio exposure is concentrated in solar/alternative energy, most of which are construction projects that will convert to longer term government guaranteed facilities upon completion of the construction phase. Equipment Finance Agreements and Installment Purchase Agreements make up $349.9 million, or 43%, of the term lending total as of September 30, 2020. The remaining 31% are a variety of investment advisory loans and other more traditional term equipment and general purpose commercial loans.

Asset Based Lending. Through its Crestmark division, the Bank provides asset based loans secured by short-term assets such as inventory, accounts receivable, and work-in-process. Asset based loans may also be secured by real estate and equipment. The primary sources of repayment are the operating income of the borrower, the collection of the receivables securing the loan, and/or the sale of the inventory securing the loan. Loans are typically revolving lines of credit with terms of one year to three years, whereby the Bank withholds a contingency reserve representing the difference between the amount advanced and the fair value of the invoice amount or other collateral value. Credit risk is managed through advance rates appropriate for the collateral (generally, advance rates on accounts receivable is 85% and inventory advance rates range from 40% to 50%), standardized loan policies, established and authorized credit limits, attentive portfolio management and the use of lock box agreements and similar arrangements which result in the Company receiving and controlling the debtors' cash receipts. As of September 30, 2020, approximately 70% of these loans were backed by accounts receivable.

Factoring. Through its Crestmark division, the Bank provides factoring lending where clients provide detailed inventory, accounts receivable, and work-in-process reports for lending arrangements. The factoring clients are diversified as to industry and geography. With these loans, the Crestmark division withholds a contingency reserve, which is the difference between the fair value of the invoice amount or other collateral value and the amount advanced (generally, advance rates are 85% on accounts receivable). This reserve is withheld for nonpayment of factored receivables, service fees and other adjustments. Credit risk is managed through standardized advance policies, established and authorized credit limits, verification of receivables, attentive portfolio management and the use of lock box agreements and similar arrangements which result in the Company receiving and controlling the client's cash receipts. In addition, clients generally guarantee the payment of purchased accounts receivable. As of September 30, 2020, approximately 95% of these loans were backed by accounts receivable.

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

Small Business Administration ("SBA") and United States Department of Agriculture ("USDA"). The Bank originates loans through programs partially guaranteed by the SBA or USDA. These loans are made to small businesses and professionals with what the Bank believes are lower risk characteristics. Certain guaranteed portions of these loans are generally sold to the secondary market. See "Originations, Sales and Servicing of Loans and Leases" below for further details. As part of the CARES Act, the SBA will pay six months of principal, interest, and any associated fees that borrowers owe for all current 7(a), 504, and Microloans in regular servicing status as well as new 7(a), 504, and Microloans disbursed prior to September 27, 2020. As of September 30, 2020, there were 51 loans with a retained outstanding balance of $29.7 million receiving six months principal and interest from the SBA. The Company is also participating in the PPP, which is being administered by the SBA. The Company expects that some portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. Loans funded through the Paycheck Protection Program (the "PPP") are fully guaranteed by the U.S. government. As of September 30, 2020, the Company authorized 689 applications, totaling $219.0 million in PPP loan requests as part of the program.

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

As of September 30, 2020, the Bank has two consumer credit programs. The loan products offered under these programs are generally closed-end installment loans with terms between 12 months and 84 months and revolving lines of credit with durations between six months and 60 months.

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

On August 5, 2020, the Bank entered into a three-year program management agreement with Emerald Financial Services, LLC, a wholly-owned indirect subsidiary of H&R Block, Inc. (“H&R Block”), to serve as a facilitator for H&R Block's suite of financial services products which include: Emerald Prepaid MasterCard®, Refund Transfers, Refund Advances, Emerald Advance® lines of credit, and other products through H&R Block’s distribution channels. Under the Refund Transfer program, the Bank opens a temporary bank account for each H&R Block customer who is receiving an income tax refund and elects to defer payment of his or her tax preparation fees. After the Internal Revenue Service and any state income tax authorities transfer the refund into the customer’s account, the net funds are transferred to the customer and the temporary deposit account is closed. We earn a fixed fee paid by H&R Block for each of the H&R Block customers electing a refund transfer.

Warehouse Finance
The Bank participates in several asset-backed warehouse lines of credit whereby the Bank is in a senior, secured position as the first out participant. These facilities are primarily collateralized by consumer receivables, with the Bank holding a senior collateral position enhanced by a subordinate party structure.

Community Banking

Effective on the Closing Date of the Community Bank division sale to Central Bank, the Company substantially ceased originating loans within its Community Banking loan portfolio. The Company entered into a servicing agreement with Central Bank for the retained Community Bank loan portfolio that became effective on the Closing Date. See Note 3. Divestitures for further information related to the Community Banking lending portfolio.

Commercial Real Estate and Operating
The Company's commercial and multi-family real estate loans are secured primarily by apartment buildings, office buildings, and hotels. Commercial and multi-family real estate loans generally are underwritten with terms not exceeding 20 years, have loan-to-value ratios of up to 80% of the appraised value of the property securing the loan, and are typically secured by guarantees of the borrowers. As of September 30, 2020, multi-family real estate loan balances totaled $51.6 million, over 88% of which were located within the Community Bank division's footprint of South Dakota and Iowa. The average loan-to-value ratio on multi-family real estate loans at the time of the Company's most recently completed annual stress test analysis was approximately 69%.

As of September 30, 2020, hospitality loan balances totaled $179.3 million, of which approximately 26% were located in the Community Bank division's footprint of South Dakota and Iowa, while the majority of the remaining balances were through developers headquartered in the Community Bank division footprint with properties located in Minnesota, North Dakota, Nebraska, Wisconsin, Kansas, Arizona, Colorado and California. Over 99% of the outstanding loan balances are flagged hotel relationships and a large majority of the loans have guarantees by individuals with a high combined net worth. Based on the latest appraisals the Company has on file, the average loan-to-value ratio on hospitality loans was approximately 60%.

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

Consumer One-to-Four Family Real Estate and Other
The Company's one-to-four family residential mortgage loans have terms up to a maximum of 30 years and with loan-to-value ratios up to 100% of the lesser of the appraised value of the property securing the loan or the contract price. However, the vast majority of these loans are originated with loan-to-value ratios below 80%. The Company also has five year and ten year ARM loans. As of September 30, 2020, over 99% of the one-to-four family real estate loans were located within the Community Bank division's footprint of South Dakota and Iowa.

The Company also has a variety of secured consumer loans, including home equity and home improvement loans. Substantially all of the Company’s home equity loans and lines of credit are secured by second mortgages on principal residences. The Bank lent amounts which, together with all prior liens, may be up to 90% of the appraised value of the property securing the loan. Home equity loans and lines of credit generally have maximum terms of five years. As of September 30, 2020, the outstanding balance in these secured consumer loans was $1.3 million and all of those were located within the Community Bank division's footprint of South Dakota and Iowa.

Agricultural Real Estate and Operating
The Company's agricultural loans finance the purchase of farmland, livestock, farm machinery and equipment, seed, fertilizer, and other farm-related products. Agricultural operating loans are at either an adjustable- or fixed-rate of interest for up to a one-year term or, in the case of livestock, are due upon sale. Agricultural real estate loans are frequently originated with adjustable rates of interest. Generally, such loans provide for a fixed rate of interest for the first five years to 10 years, after which the loan will balloon or the interest rate will adjust annually. These loans generally amortize over a period of 20 years to 25 years. Fixed-rate agricultural real estate loans typically have terms up to 10 years. Agricultural real estate loans are generally limited to 75% of the value of the property securing the loan. As of September 30, 2020, 78% of the agricultural loans were real estate loans while the remaining 22% were agricultural operating loans and approximately 82% of the total agricultural loans were located within the Community Bank division's footprint of South Dakota and Iowa.

ORIGINATIONS, SALES AND SERVICING OF LOANS AND LEASES

The Company, from time to time, sells loans and leases, and in some cases, loan participations, generally without recourse. At September 30, 2020, there were no outstanding loans sold by the Company with recourse. When loans or leases are sold, the Company may retain the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. The servicing fee is recognized as income over the life of the loans. As of September 30, 2020, the Company serviced loans that it originated and sold totaling $232.3 million, all of which were SBA/USDA guaranteed loan balances sold to the secondary market.

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

On August 4, 2020 and September 17, 2020, the Company sold an additional $58.6 million and $76.4 million, respectively, of the retained Community Bank portfolio to Central Bank. The sales did not result in any material gain to the Company. As of September 30, 2020, the Company had $130.1 million of community bank loans classified as held for sale and expects to sell those loans during the first quarter of fiscal year 2021.

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

	Fiscal Years Ended September 30,
	2020	2019	2018
Originations:	(Dollars in Thousands)
Commercial finance	$7,715,696	$8,232,928	$2,034,719
Consumer finance	470,052	688,714	429,194
Tax services	1,395,348	1,513,509	1,286,293
Total National Lending	9,581,096	10,435,151	3,750,206
Commercial real estate and operating	155,085	409,280	472,035
Consumer one-to-four family real estate and other	52,675	85,809	96,863
Agricultural real estate and operating	2,507	40,567	66,906
Total Community Banking	210,267	535,656	635,804
Total loans and leases originated	9,791,363	10,970,807	4,386,010

Acquired:
Commercial finance	—	—	1,063,504
Total National Lending	—	—	1,063,504
Total loans and leases acquired	—	—	1,063,504

Purchases:
Commercial finance	2,400	25,069	—
Consumer finance	—	—	72,751
Warehouse finance	130,130	226,292	65,000
Total National Lending	132,530	251,361	137,751
Commercial real estate and operating	18,905	26,444	27,919
Consumer one-to-four family real estate and other	—	260	—
Total Community Banking	18,905	26,704	27,919
Total loans and leases purchased	151,435	278,065	165,670

Sales and repayments:
Sales:
Commercial finance	63,119	68,623	17,621
Consumer finance	120,389	57,503	—
Total National Lending	183,508	126,126	17,621
Commercial real estate and operating	265,154	13,069	22,571
Consumer one-to-four family real estate and other	125,104	—	—
Agricultural real estate and operating	27,029	—	40
Total Community Banking	417,287	13,069	22,611
Total loan sales	600,795	139,195	40,232

Repayments:
Loan and lease principal repayments	9,644,476	10,270,082	3,949,780
Total principal repayments	9,644,476	10,270,082	3,949,780
Total reductions	10,245,271	10,409,277	3,990,012

(Decrease) increase in other items, net	(25,849)	(8,425)	4,295
Net increase	$(328,321)	$831,170	$1,629,468
(1) Certain tax services loans do not bear interest.

NON-PERFORMING ASSETS, OTHER LOANS AND LEASES OF CONCERN AND CLASSIFIED ASSETS

The following table sets forth the Company’s loan and lease delinquencies by type, by amount and by percentage of type at September 30, 2020.

	Loans and Leases Delinquent For:
	30-59 Days			60-89 Days			90 Days and Over
	Number	Amount	Percent of Category	Number	Amount	Percent of Category	Number	Amount	Percent of Category
(Dollars in Thousands)
Loans held for sale	—	$—	—%	—	$—	—%	—	$—	—%

National Lending
Commercial finance	348	$13,338	87.7%	294	$14,345	93.5%	1,317	$16,663	76.7%
Consumer finance	102	977	6.4%	84	894	5.8%	469	872	4.0%
Tax services (1)	—	—	—%	—	—	—%	—	1,743	8.0%
Total National Lending	450	14,315	94.1%	378	15,239	99.3%	1,786	19,278	88.7%
Community Banking
Commercial real estate and operating	—	—	—	—	—	—%	3	630	2.9%
Consumer one-to-four family real estate and other	1	905	5.9%	1	114	0.7%	2	50	0.2%
Agricultural real estate and operating	—	—	—%	—	—	—%	4	1,769	8.2%
Total Community Banking	1	905	5.9%	1	114	0.7%	9	2,449	11.3%
Total loans and leases held for investment	451	$15,220	100.0%	379	$15,353	100.0%	1,795	$21,727	100.0%

Total loans and leases	451	$15,220	100.0%	379	$15,353	100.0%	1,795	$21,727	100.0%
(1) The tax services loans past due represented the aggregate remaining balance of the tax services loan portfolio.

Delinquencies 90 days and over constituted 0.62% of total loans and leases and 0.36% of total assets.

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

The table below sets forth the amounts and categories of the Company’s non-performing assets.

	At September 30,
(Dollars in Thousands)	2020	2019	2018	2017	2016
Non-performing loans and leases
Non-accruing loans and leases:
Commercial finance	$21,553	$14,378	$2,864	$—	$—
Total National Lending	21,553	14,378	2,864	—	—
Commercial real estate and operating	580	—	—	685	—
Consumer one-to-four family real estate and other	50	44	—	—	83
Agricultural real estate and operating	1,769	—	—	—	—
Total Community Banking	2,399	44	—	685	83
Total	23,952	14,422	2,864	685	83

Accruing loans and leases delinquent 90 days or more:
Held for sale loans	—	964	—	—	—

Commercial finance	7,401	7,578	3,801	1,205	965
Consumer finance	872	1,317	2,384	1,387	—
Tax services(1)	1,743	2,240	1,073	—	—
Total National Lending	10,016	11,135	7,258	2,592	965
Commercial real estate and operating	50	—	—	—	—
Consumer one-to-four family real estate and other	—	—	79	19	53
Agricultural real estate and operating	—	—	—	34,295	—
Total Community Banking	50	—	79	34,314	53
Total	10,066	12,099	7,337	36,906	1,018

Total non-performing loans and leases	34,018	26,521	10,201	37,591	1,101

Other assets
Non-performing operating leases	4,045	457	—	—	—

Foreclosed and repossessed assets:
Commercial finance	9,957	1,372	1,626	—	—
Commercial real estate and operating	—	—	—	62	76
Consumer one-to-four family real estate and other	—	—	90	230	—
Agricultural real estate and operating	—	28,122	29,992	—	—
Total	9,957	29,494	31,638	292	76

Total other assets	14,002	29,951	31,638	292	76

Total non-performing assets	$48,020	$56,472	$41,839	$37,883	$1,177
Total as a percentage of total assets	0.79%	0.91%	0.72%	0.72%	0.03%
(1) Certain tax services loans do not bear interest.

For the fiscal year ended September 30, 2020, gross interest income which would have been recorded had the non-accruing loans and leases been current in accordance with their original terms was insignificant, none of which was included in interest income.

Non-accruing Loans and Leases
At September 30, 2020, the Company had $24.0 million in non-accruing loans and leases, which constituted less than 0.7% of the Company's gross loan and lease portfolio and total assets. At September 30, 2019, the Company had $14.4 million in non-accruing loans which also constituted 0.4% of its gross loans portfolio and total assets.

The fiscal 2020 increase in non-accruing loans and leases was primarily related to increases in the commercial finance and community bank portfolios.

Accruing Loans and Leases Delinquent 90 Days or More
At September 30, 2020, the Company had $10.1 million in accruing loans and leases delinquent 90 days or more, compared to $12.1 million at September 30, 2019. This balance of accruing loans and leases 90 days or more past due was mainly comprised of commercial finance, tax services, and consumer finance loans and leases.

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

On the basis of management’s review of its classified assets, at September 30, 2020, the Company had classified loans and leases of $61.6 million as substandard, $6.3 million as doubtful and none as loss. Further, at September 30, 2020, the Company owned real estate or other assets as a result of foreclosure of loans with a value of $10.0 million.

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

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the appropriateness of its allowance for loan and lease losses. The Company's allowance for loan and lease losses as a percentage of total loans and leases increased to 1.70% at September 30, 2020 from 0.80% at September 30, 2019. This increase was primarily due to the commercial finance coverage ratio increasing as a result of the Company's continued assessment of the risks associated with the ongoing COVID-19 pandemic. The increase in the total Company coverage ratio also increased due to an increase to the coverage ratio within the retained community bank portfolio due to identified risks impacting its movie theater relationships stemming from the ongoing COVID-19 pandemic. The Company expects to continue to diligently monitor the allowance for loan and lease losses and adjust as necessary in future periods to maintain an appropriate and supportable level.

Management believes that, based on a detailed review of the loan and lease portfolio, historic loan and lease losses, current economic conditions, the size of the loan and lease portfolio and other factors, the level of the allowance for loan and lease losses at September 30, 2020 reflected an appropriate allowance against probable incurred losses from the lending portfolio. Although the Company maintains its allowance for loan and lease losses at a level it considers to be appropriate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan and lease losses will not be required in future periods. In addition, the Company’s determination of the allowance for loan and lease losses is subject to review by the OCC, which can require the establishment of additional general or specific allowances.

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

The following table sets forth an analysis of the Company’s allowance for loan and lease losses.

	September 30,
	2020	2019	2018	2017	2016
(Dollars in Thousands)
Balance at beginning of period	$29,149	$13,040	$7,534	$5,635	$6,255
Charge-offs:
Commercial finance	(16,278)	(11,373)	(2,643)	(626)	(726)
Consumer finance	(2,649)	(6,346)	(1,443)	—	(728)
Tax services	(22,834)	(25,095)	(21,802)	(7,841)	(249)
Total National Lending charge-offs	(41,761)	(42,814)	(25,888)	(8,467)	(1,703)
Commercial real estate and operating	—	—	—	(528)	(385)
Consumer one-to-four family real estate and other	—	(40)	(76)	(2)	(32)
Agricultural real estate and operating	—	—	—	—	(3,252)
Total Community Banking charge-offs	—	(40)	(76)	(530)	(3,669)
Total charge-offs	(41,761)	(42,854)	(25,964)	(8,997)	(5,372)
Recoveries:
Commercial finance	2,304	2,760	1,169	61	107
Consumer finance	890	81	—	—	11
Tax services	830	222	453	229	—
Total National Lending recoveries	4,024	3,063	1,622	290	118
Commercial real estate and operating	—	—	—	5	27
Consumer one-to-four family real estate and other	—	—	3	—	—
Agricultural real estate and operating	—	250	411	12	2
Total Community Banking recoveries	—	250	414	17	29
Total recoveries	4,024	3,313	2,037	307	147

Net (charge-offs) recoveries	(37,737)	(39,541)	(23,927)	(8,690)	(5,225)
Provision charged to expense	64,776	55,650	29,433	10,589	4,605
Balance at end of period	$56,188	$29,149	$13,040	$7,534	$5,635

Ratio of net charge-offs during the period to average loans and leases outstanding during the period	1.00%	1.12%	1.31%	0.73%	0.64%

Ratio of net charge-offs during the period to average loans and leases outstanding during the period - Excluding tax services loans and tax service net charge-offs	0.43%	0.43%	0.15%	0.09%	0.62%

Ratio of net charge-offs during the period to non-performing assets at fiscal year end	78.59%	70.02%	57.19%	22.94%	443.84%

Allowance to total loans and leases	1.70%	0.80%	0.44%	0.57%	0.61%
For more information on the Provision for Loan and Lease Losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Annual Report on Form 10-K.

The distribution of the Company’s allowance for losses on loans and leases at the dates indicated is summarized as follows:

	At September 30,
	2020		2019		2018		2017		2016
	Amount	Percent of Loans and Leases in Each Category of Total Loans and Leases	Amount	Percent of Loans and Leases in Each Category of Total Loans and Leases	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans
(Dollars in Thousands)
Commercial finance	$29,918	69.6%	$14,596	52.5%	$1,302	51.3%	$800	19.2%	$588	18.8%
Consumer finance	3,666	6.8%	6,162	7.3%	3,605	11.2%	—	10.6%	—	1.5%
Tax services	2	0.1%	—	0.1%	—	—%	5	—%	5	—%
Warehouse finance	294	8.8%	263	7.2%	65	0.2%	—	—%	—	—%
Total National Lending	33,880	85.3%	21,021	67.1%	4,972	62.7%	805	29.8%	593	20.4%
Commercial real estate and operating	21,867	13.8%	6,208	24.2%	6,220	26.8%	2,820	46.4%	2,310	48.8%
Consumer one-to-four family real estate	298	0.5%	1,053	7.1%	632	8.5%	809	16.5%	705	20.0%
Agricultural real estate and operating	143	0.4%	867	1.6%	1,216	2.0%	2,574	7.2%	1,474	10.9%
Total Community Lending	22,308	14.7%	8,128	32.9%	8,068	37.3%	6,203	70.2%	4,489	79.6%
Unallocated		—%	—	—%	—	—%	527	—%	553	—%
Total	$56,188	100.0%	$29,149	100.0%	$13,040	100.0%	$7,534	100.0%	$5,635	100.0%

As of September 30, 2020, $170.0 million of the loans and leases that were granted deferral payments by the Company were still in their deferment period. In addition, the Company has made other COVID-19 related modifications, of which $23.3 million were still active as of September 30, 2020. The majority of the other modifications were related to adjusting the type or amount of the customer's payments. For additional information regarding the Company’s COVID-19 related deferments and modifications, see Note 2 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

As of September 30, 2020, investment securities and MBS with fair values of approximately $673.8 million and $359.7 million were pledged as collateral for the Bank’s Federal Home Loan Bank of Des Moines (“FHLB”) advances and Federal Reserve Bank (“FRB”) advances, respectively. For additional information regarding the Company’s collateralization of borrowings, see Note 13 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Investment Securities
It is the Company’s general policy to purchase investment securities which are U.S. Government-related securities, U.S. Government-related agency and instrumentality securities, U.S. Government-related agency or instrumentality collateralized securities, state and local government obligations and overnight federal funds.

As of September 30, 2020, the Company had total investment securities, excluding MBS, with an amortized cost of $891.7 million compared to $1.01 billion as of September 30, 2019. At September 30, 2020, $767.2 million, or 85%, of the Company’s investment securities were pledged to secure various obligations of the Company. Many of the Company’s municipal holdings are able to be pledged at both the FRB and the FHLB.

The following table sets forth the carrying value of the Company’s investment securities portfolio, excluding MBS, at the dates indicated.

	At September 30,
(Dollars in Thousands)	2020	2019	2018
Investment Securities Available for Sale ("AFS")
Asset backed securities	$324,925	$302,534	$313,028
Small business administration securities	164,955	185,982	44,337
Obligations of states and political subdivisions	841	874	16,910
Non-bank qualified obligations of states and political subdivisions	323,774	400,557	1,109,885
Subtotal investment debt securities AFS	814,495	889,947	1,484,160
Common equities and mutual funds(1)	2,969	2,606	3,800

Investment Securities Held to Maturity ("HTM")
Non-bank qualified obligations of states and political subdivisions(2)	87,183	127,582	164,304
Subtotal investment debt securities HTM	87,183	127,582	164,304

FHLB and FRB Stock	27,138	30,916	23,400

Total Investment Securities and FHLB and FRB Stock	$928,816	$1,051,051	$1,675,664

Other Interest-Earning Assets:
Interest bearing deposits in other financial institutions and federal funds sold(3)	$362,011	$11,261	$4,248
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at September 30, 2020 and 2019.
(2) Includes no taxable obligations of states and political subdivisions.
(3) From time to time, the Company maintains balances in excess of insured limits at various financial institutions, including the FHLB, the FRB, and other private institutions. At September 30, 2020, the Company had $9.5 million and $381.7 million in interest bearing deposits held at the FHLB and FRB, respectively. At September 30, 2019, the Company had $30.9 million and $11.2 million in interest bearing deposits held at the FHLB and FRB, respectively.

The composition and maturities of the Company’s available for sale ("AFS") and held to maturity ("HTM") investment debt securities portfolios at September 30, 2020, excluding equity securities and mutual funds, FHLB stock and MBS, are indicated in the following table. The actual maturity of certain municipal housing related securities is typically less than its stated contractual maturity due to scheduled principal payments and prepayments of the underlying mortgages.

	September 30, 2020
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
(Dollars in Thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Available for Sale
Asset backed securities	$—	$—	$—	$324,925	$329,139	$324,925
Small business administration securities	—	17,081	32,397	115,477	159,722	164,955
Obligations of states and political subdivisions	249	251	341	—	825	841
Non-bank qualified obligations of states and political subdivisions	1,148	4,437	1,288	316,901	314,819	323,774
Total Investment Securities AFS	$1,397	$21,769	$34,026	$757,303	$804,505	$814,495

Weighted Average Yield (1)	0.74%	1.05%	1.36%	1.87%	2.02%	1.83%

	September 30, 2020
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
(Dollars in Thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Held to Maturity
Non-bank qualified obligations of states and political subdivisions	—	—	—	87,183	87,183	88,194
Total Investment Securities HTM	$—	$—	$—	$87,183	$87,183	$88,194

Weighted Average Yield (1)	—%	—%	—%	2.88%	2.88%	2.78%
 (1) Yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

Mortgage-Backed Securities
The Company’s mortgage-backed and related securities portfolio as of September 30, 2020 consisted entirely of securities issued by U.S. Government agencies or instrumentalities, including those of Ginnie Mae, Fannie Mae, Freddie Mac and Farmer Mac. The Ginnie Mae, Fannie Mae, Freddie Mac and Farmer Mac certificates are modified pass‑through MBS representing undivided interests in underlying pools of fixed‑rate, or certain types of adjustable-rate, predominantly single-family mortgages issued by these U.S. Government agencies or instrumentalities. At September 30, 2020, the Company had a diverse portfolio of MBS with an amortized cost of $445.3 million. The fair market value of the MBS at September 30, 2020 was $459.2 million.

MBS generally increase the quality of the Company’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Company. At September 30, 2020, $231.6 million, or 50.4%, of the Company’s MBS were pledged to secure various obligations of the Company.

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

The following table sets forth the carrying value of the Company’s MBS at the dates indicated.

	At September 30,
(Dollars in Thousands)	2020	2019	2018
Available for Sale
Farmer Mac	$79,935	$63,515	$52,849
Freddie Mac	61,232	53,185	69,575
Freddie Mac CML	15,142	15,712	—
Fannie Mae	200,979	221,535	241,641
Ginnie Mae	96,319	28,599	—
Total AFS	$453,607	$382,546	$364,065

	At September 30,
(Dollars in Thousands)	2020	2019	2018
Held to Maturity
Ginnie Mae	5,427	7,182	7,850
Total HTM	$5,427	$7,182	$7,850

The following table sets forth the contractual maturities of the Company’s MBS at September 30, 2020. Excluded from the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments, all of which typically lower the average life of these securities.

	September 30, 2020
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
(Dollars in Thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Available for Sale
Farmer Mac	$—	$—	$45,174	$34,761	$79,231	$79,935
Freddie Mac	—	—	—	61,232	59,563	61,232
Freddie Mac CML	—	—	—	15,142	14,447	15,142
Fannie Mae	—	—	—	200,979	190,450	200,979
Ginnie Mae	—	—	—	96,319	96,188	96,319
Total Investment Securities	$—	$—	$45,174	$408,433	$439,879	$453,607

Weighted Average Yield	—%	—%	0.69%	1.25%	2.07%	1.19%

	September 30, 2020
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
(Dollars in Thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Held to Maturity
Ginnie Mae	$—	$—	$—	$5,427	$5,427	$5,551
Total Investment Securities	—	—	—	5,427	5,427	5,551

Weighted Average Yield	—%	—%	—%	2.04%	2.04%	1.35%

At September 30, 2020, the contractual maturity of approximately 90.2% of the Company’s mortgage backed-securities were in excess of ten years. The actual maturity of an MBS is typically less than its stated contractual maturity due to scheduled principal payments and prepayments of the underlying mortgages. Prepayments that are different than anticipated will affect the yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the MBS. In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of MBS, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, borrower credit scores, loan to premises value, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company’s MBS amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. During periods of rising interest rates, these prepayments tend to decelerate as the prevailing market interest rates for mortgage rates increase and prepayment incentives dissipate.

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

In fiscal 2020, 2019 and 2018, there were no other-than-temporary impairments recorded. Fannie Mae and Freddie Mac, which are both in conservatorship, generally provide the certificate holder a guarantee of timely payments of interest, whether or not collected. Ginnie Mae’s guarantee to the holder is timely payments of principal and interest, backed by the full faith and credit of the U.S. Government.

The Company holds marketable equity securities, which have readily determinable fair values, and include common equity and mutual funds. These securities are recorded at fair value with unrealized gains and losses, due to changes in fair value, reflected in earnings. Interest and dividend income from these securities is recognized in interest income. See Note 4. Securities for additional information on marketable equity securities.

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

Deposits
The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company’s deposits primarily consists of demand deposit accounts, savings accounts, money market savings accounts, and certificate accounts currently ranging in terms from three months to five years, many of which are related to prepaid cards. In addition, the Company may periodically utilize brokered deposits to target strategic maturities related to its seasonal tax refund advance lending. The tax refund advance lending season typically lasts six weeks or less and it is generally more efficient to fund these short-term loans by using brokered deposits rather than by selling investment securities. Other sources of brokered deposits may also be utilized periodically to take advantage of balance sheet funding opportunities.

Effective on the Closing Date of the Community Bank division sale to Central Bank, the Company sold $290.5 million of deposits. See Note 3. Divestitures for further information.

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition.

The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company endeavors to manage the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, the Company believes that deposits related to prepaid cards are relatively stable sources of deposits. However, the ability of the Company to attract and maintain certificates of deposit and the rates paid on these deposits has been and will continue to be significantly affected by market conditions.

On April 29, 2020, the Bank entered into an amendment of its existing agreement with the U.S. Department of the Treasury’s Bureau of the Fiscal Service (“Fiscal Service”) to provide debit card services to support the distribution of a segment of the Economic Impact Payments ("EIPs") payable by the Internal Revenue Service under the CARES Act.

Under the EIP program, 3.6 million cards were delivered with a total load balance of $6.42 billion. As a result of the program, the Company saw a quick influx of deposits to its balance sheet in mid-May 2020 with limited visibility into the duration of those deposits. The total balances remaining on the EIP cards were $942.2 million as of September 30, 2020.

At September 30, 2020, $4.56 billion of the Company’s $4.98 billion deposit portfolio was attributable to the Consumer segment. The majority of these deposits represent funds available to spend on prepaid debit cards and other stored value products, of which $4.35 billion are included with noninterest-bearing checking accounts and $205.2 million are included with interest-bearing checking and savings deposits on the Company’s Consolidated Statements of Financial Condition. Generally, these deposits do not pay interest. The Consumer segment originates debit card programs through outside sales agents and other financial institutions. As such, these deposits carry a somewhat higher degree of concentration risk than traditional consumer products. If a major client or card program were to leave the Bank, deposit outflows could be more significant than if the Bank were to lose a more traditional customer, although it is considered unlikely that all deposits related to a program would leave the Bank without significant advance notification. As such, and as historical results indicate, the Company believes that its deposit portfolio attributable to the Consumer segment is stable. The increase in deposits arising from the payments division has allowed the Bank to reduce its reliance on wholesale deposits, certificates of deposit and public funds, which typically have relatively higher costs.

The Company may hold negative balances associated with cardholder programs in the payments division that are included within noninterest-bearing deposits on the Company's consolidated statement of financial condition. Negative balances can relate to any of the following payments functions:

–Prefundings: The Company deploys funds to cards prior to receiving cash (typically 2-3 days) where the prefunding balance is netted at a pooled partner level utilizing ASC 210-20.
–Discount fundings: The Company funds cards in an amount that is estimated to be less than final breakage values on card programs. Consumers may spend more than is estimated. These discounts are netted at a pooled partner level using ASC 210-20. The majority of these discount fundings relate to one partner.
–Demand Deposit Account ("DDA") overdrafts: Certain programs offered allow cardholders traditional DDA overdraft protection services whereby cardholders can spend a limited amount in excess of their available card balance. When overdrawn, these accounts are re-classed as loans on the balance sheet within the Consumer Finance category.

The Company meets the Right of Set off criteria in ASC 210-20, Balance Sheet - Offsetting, for all payments negative deposit balances with the exception of DDA overdrafts. The following table summarizes the Company's negative deposit balances within the payments division:

(Dollars in Thousands)	September 30, 2020	September 30, 2019
Noninterest-bearing deposits	$4,960,276	$2,827,808
Prefunding	(528,131)	(379,035)
Discount funding	(62,443)	(79,694)
DDA overdrafts	(13,072)	(11,069)
Noninterest-bearing checking, net	$4,356,630	$2,358,010

The following table sets forth the deposit flows at the Company during the periods indicated.

	September 30,
	2020	2019	2018
(Dollars in Thousands)
Opening balance	$4,337,005	$4,430,987	$3,223,424
Acquired	—	—	1,120,666
Deposits	598,897,734	494,050,148	418,034,951
Withdrawals	(597,965,028)	(494,173,233)	(417,955,022)
Sold	(290,511)	—	—
Interest credited	—	29,103	6,968
Ending Balance	$4,979,200	$4,337,005	$4,430,987

Net increase (decrease)	$642,195	$(93,982)	$1,207,563

Percent increase (decrease)	14.81%	(2.12)%	37.46%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company for the periods indicated.

	September 30,
	2020		2019		2018
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Transactions and Savings Deposits:
Non-interest bearing checking	$4,356,630	87.5%	$2,358,010	54.4%	$2,405,274	54.3%
Interest bearing checking(1)	157,571	3.2%	185,768	4.3%	111,587	2.5%
Savings deposits	47,866	1.0%	49,773	1.1%	54,765	1.2%
Money market deposits	48,494	1.0%	76,911	1.8%	51,995	1.2%
Wholesale deposits	94,467	1.8%	250,053	5.7%	94,384	2.1%
Total transactions and savings deposits	4,705,028	94.5%	2,920,515	67.3%	2,718,005	61.3%

Time Certificates of Deposit:
Variable	—	—%	81	—%	109	—%
0.00 - 0.99%	96,760	2.0%	7,655	0.2%	85,895	2.0%
1.00 - 1.99%	165,894	3.3%	181,077	4.2%	718,447	16.2%
2.00 - 2.99%	11,518	0.2%	1,223,084	28.2%	907,989	20.5%
3.00 - 3.99%	—	—%	4,593	0.1%	542	—%
Total time certificates of deposit(2)	274,172	5.5%	1,416,490	32.7%	1,712,982	38.7%

Total deposits	$4,979,200	100.0%	$4,337,005	100.0%	$4,430,987	100.0%
(1) Of the total balance as of September 30, 2020, $157.6 million are interest-bearing deposits where interest expense is paid by a third party and not by the Company.
(2) As of September 30, 2020, total time certificates of deposit included $253.9 million of wholesale certificates of deposit.

The following table shows rate and maturity information for the Company’s certificates of deposit as of September 30, 2020.

(Dollars in Thousands)	0.00- 0.99%	1.00 - 1.99%	2.00 - 2.99%	Total	Percent of Total
Certificate accounts maturing in quarter ending:
December 31, 2020	$37,012	$69,506	$5,756	$112,274	41.0%
March 31, 2021	37,864	87,107	510	125,481	45.8%
June 30, 2021	2,441	3,488	250	6,179	2.2%
September 30, 2021	102	2,490	1,445	4,037	1.5%
December 31, 2021	—	—	—	—	—%
March 31, 2022	19,246	887	1,617	21,750	7.9%
June 30, 2022	—	1,377	891	2,268	0.8%
September 30, 2022	—	695	950	1,645	0.6%
December 31, 2022	—	344	99	443	0.2%
September 30, 2023	95	—	—	95	—%
Total	$96,760	$165,894	$11,518	$274,172	100.0%

Percent of total	35.3%	60.5%	4.2%	100.0%

The following table indicates the amount of the Company’s certificates of deposit and other deposits by time remaining until maturity as of September 30, 2020.

	Maturity
	3 Months or Less	After 3 to 6 Months	After 6 to 12 Months	After 12 Months	Total
(Dollars in Thousands)
Certificates of deposit less than $250,000	$27,892	$1,495	$7,323	$6,413	$43,123
Certificates of deposit of $250,000 or more	84,382	123,986	2,893	19,788	231,049
Total certificates of deposit	$112,274	$125,481	$10,216	$26,201	$274,172

At September 30, 2020, there were $0.2 million in deposits from governmental and other public entities included in certificates of deposit.

Borrowings
Although deposits are the Company’s primary source of funds, the Company’s practice has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread, or when the Company desires additional capacity to fund loan demand. Borrowings from various sources mature based on stated payment schedules.

The Company’s borrowings have historically consisted primarily of advances from the FHLB upon the security of a blanket collateral agreement of a percentage of unencumbered loans and the pledge of specific investment securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At September 30, 2020, the Bank had no overnight borrowings or term advances, but did have the ability to borrow up to an approximate additional $1.01 billion from the FHLB.

The Company completed the public offering of $75.0 million of 5.75% fixed-to-floating rate subordinated debentures during fiscal year 2016. These notes are due August 15, 2026. The subordinated debentures were sold at par, resulting in net proceeds of approximately $73.9 million. At September 30, 2020, $73.8 million in aggregate principal amount in subordinated debentures, net of issuance costs of $1.2 million, were outstanding.

On July 16, 2001, the Company issued all of the 10,310 authorized shares of Company Obligated Mandatorily Redeemable Preferred Securities of First Midwest Financial Capital Trust I (preferred securities of subsidiary trust) holding solely trust preferred securities. Distributions are paid semi‑annually. Cumulative cash distributions are calculated at a variable rate LIBOR plus 3.75%, not to exceed 12.5%. The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond July 25, 2031. At the end of any deferral period, all accumulated and unpaid distributions must be paid. The capital securities are required to be redeemed on July 25, 2031; however, the Company has a semi‑annual option to shorten the maturity date. The option has not been exercised as of the date of this filing. The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption. Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of payment to all of the Company’s indebtedness and senior to the Company’s common stock. The trust preferred securities have been includable in the Company’s capital since they were issued. The preferential capital treatment of the Company’s trust preferred securities was grandfathered under the Dodd-Frank Act and is consistent with federal community bank capital rules. The outstanding balance of the trust preferred securities at September 30, 2020 was $13.6 million.

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

The Bank has a line of credit with another financial institution for $25.0 million as of September 30, 2020. This line of credit has no fee, and, as of September 30, 2020, the Company has not drawn on it.

The Company previously offered retail repurchase agreements to its customers. These agreements typically ranged from 14 days to five years in term, and typically were offered in minimum amounts of $100,000. The proceeds of these transactions were used to meet cash flow needs of the Company. At September 30, 2020, the Company had no retail repurchase agreements outstanding.

The following table sets forth the maximum month-end balance and average balance of FHLB advances, retail and reverse repurchase agreements, trust preferred securities, subordinated debentures, and overnight fed funds purchased for the periods indicated.

	Fiscal Year Ended September 30,
(Dollars in Thousands)	2020	2019	2018
Maximum Balance:
FHLB advances	$110,000	$110,000	$620,000
Repurchase agreements	2,550	4,306	3,740
Trust preferred securities	13,661	13,661	13,919
Subordinated debentures	73,807	73,644	73,491
Overnight fed funds purchased	717,000	1,085,000	1,178,000
Other borrowings	17,181	24,400	1,932

Average Balance:
FHLB advances	$106,093	$42,712	$68,356
Repurchase agreements	328	3,542	2,557
Trust preferred securities	13,661	13,661	10,906
Subordinated debentures	73,718	73,562	73,412
Overnight fed funds purchased	183,438	305,490	339,430
Other Borrowings	14,422	21,606	1,907

The following table sets forth certain information as to the Company’s FHLB advances, retail and reverse repurchase agreements, trust preferred securities, subordinated debentures, and overnight fed funds purchased at the dates indicated.

	September 30,
	2020	2019	2018
(Dollars in Thousands)
FHLB advances	$—	$110,000	$—
Repurchase agreements	—	4,019	3,694
Trust preferred securities	13,661	13,661	13,661
Subordinated debentures	73,807	73,644	73,491
Overnight fed funds purchased	—	642,000	422,000
Other borrowings	10,756	18,533	1,876
Total borrowings	$98,224	$861,857	$514,722

Weighted average interest rate of FHLB advances	—%	2.41%	—%
Weighted average interest rate of repurchase agreements	—%	2.83%	2.05%
Weighted average interest rate of trust preferred securities	2.53%	5.63%	6.35%
Weighted average interest rate of subordinated debentures	5.75%	5.75%	5.75%
Weighted average interest rate of overnight fed funds purchased	—%	2.05%	2.39%

Payments Activities

The Company, through its MPS division, is focused on innovation in the finserv and fintech industries by providing solid banking infrastructure, proven tech resource partners, and high-energy collaboration that enables its partners to deliver banking programs that meet their customers' demands. MPS offers a complement of payments related products and services that are marketed to consumers nationwide through financial institutions and other commercial entities. Other solutions, such as merchant acquiring and transactional payments facilitate the movement of funds between an entity and the audience they serve, typically a consumer. Overall, the products and services offered by MPS are generally designed to facilitate the processing and settlement of authorized electronic transactions involving the movement of funds.

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

Each line of MPS' business is discussed generally below with examples to illustrate use cases. The Company cross-utilizes personnel and resources across these lines of business (for example, MPS may develop products for both prepaid and consumer banking solutions needs pursuant to a client's request).

Prepaid Solutions
Prepaid cards are similar to traditional debit cards in that they are embedded with a magnetic stripe, which encodes relevant card data (which may or may not include information about the user and/or purchaser of such card), or an EMV chip, which is equipped with a microprocessor chip and the technology used to authenticate chip card transactions. When the holder of such a card attempts a permitted transaction, necessary information, including the authorization for such transaction, is shared between the “point of use” or “point of sale” and authorization systems maintaining the account of record. Most recently, “virtual” prepaid cards have become popular in the industry. Virtual prepaid cards are used in both the consumer space, for example as a gift card, and in the commercial arena to facilitate accounts payable and vendor payments.

The funds associated with such cards are typically held in pooled accounts at the Bank representing the aggregate value of all cards issued in connection with particular products or programs. Although the funds are held in pooled accounts, the account of record indicates the funds held by each individual card. The cards may work in a closed loop (e.g., the card will only work at one particular merchant and will not work anywhere else), a "Restricted Access Network" (e.g., the card will only work at a specific set of merchants such as a shopping mall), or in an open loop by way of a Visa or MasterCard branded debit card that will work wherever such cards are accepted for payment. Most of MPS' prepaid cards are open loop. Meta is among the top 3 prepaid card issuers in the United States.

The MPS prepaid card business can generally be divided into two program categories: Consumer Use and Business or Commercial Use products. These programs are typically offered through a third-party relationship.

Consumer Use
Examples of consumer use prepaid card programs include payroll, general purpose reloadable ("GPR"), reward, gift and benefit/HSA cards. Payroll cards are a product whereby an employee’s payroll is loaded to the card by their employer via direct deposit. GPR cards are usually distributed by retailers and can be reloaded an indefinite number of times at participating retail load networks. Other examples of reloadable cards are travel cards, which are used in place of traveler’s checks and can be reloaded a predetermined number of times, as well as tax-related cards where a taxpayer’s refund is placed on the card. Reloadable cards are generally open- loop cards that consumers can use to obtain cash at ATMs or purchase goods and services wherever such cards are accepted for payment.

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

Consumer Banking Solutions
Partners looking to offer financial services in a mobile-first ecosystem typically employ a demand deposit account (DDA), Savings Account or debit card, or combination thereof. Meta facilitates their ability to establish a direct deposit relationship with consumers, complete with online acceptance and digital funds transfer, as well as options such as overdraft protection in times of income shortfalls and the overall benefit of improved money management.

Faster Payments
In today’s market, consumers want to move their money fast, with more visibility and control of their own financial transactions. Meta provides the financing back-end for Mastercard Send™ and Visa Direct which enable the faster, almost instantaneous movement of funds from sender to receiver.

Transactional Payments
Technology has accelerated the growth and speed of transactional payments for corporate and financial organizations. Prompt movement of money creates efficiency, speed and a robust marketplace for consumers, B2B and B2C companies. Managing cash flow, risk, security, and compliance are essential Services offered by Meta include ACH, wire, receiving and originating.

Meta is a Nacha Top 50 bank for receiving and originating payments. As of November 2020, Meta typically processes $1 billion per day in ACH and wire services, which supports that Meta has earned the confidence of its partners by providing safe and efficient movement of money, unprecedented service, and operational success.

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

Meta currently provides financial processing services for 70% of freestanding ATMs nationwide providing consumers with access to funds at ATMs frequently founds in malls, retail chains, convenience stores, events, fairs and other small business locations across the U.S.

Regulation and Supervision

General

Both the Company and the Bank are subject to extensive regulation in connection with their respective activities and operations, including those of their subsidiaries. On April 1, 2020, the Bank converted from a federal thrift charter to a national bank charter and the Company converted from a savings and loan holding company to a bank holding company (“BHC”) that has elected to be a financial holding company (a “FHC”).

As a national bank, the Bank is supervised and examined by the OCC, as its primary federal regulator, and the Federal Deposit Insurance Corporation (“FDIC”), the federal agency that administers the Deposit Insurance Fund (“DIF”). As a BHC, the Company is supervised and examined by the FRB. Federal banking policy is designed to protect customers of and depositors in insured depository institutions, the DIF, and the U.S. banking system.

The framework by which both the Bank and the Company are supervised and examined is complex. This framework includes acts of Congress, regulations, policy statements and guidance, and other interpretive materials that define the obligations and requirements for entities participating in the U.S. banking system.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act”)

Enacted in 2010, the Dodd-Frank Act significantly changed the financial regulatory regime in the United States. Since the enactment of the Dodd-Frank Act, U.S. banks and financial services firms, such as the Company and the Bank, have been subject to enhanced regulation and oversight. As of the date of the filing of this Annual Report on Form 10-K, several provisions of the Dodd-Frank Act remain subject to further rulemaking and interpretation by the federal banking agencies; moreover, certain provisions of the act that were implemented by federal agencies have been revised or rescinded pursuant to legislative changes adopted by the U.S. Congress.

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

    Incentive Compensation. The Dodd-Frank Act requires that the federal banking agencies, including the Federal Reserve and the OCC, issue a rule related to incentive-based compensation. No final rule implementing this provision of the Dodd-Frank Act has, as of the date of the filing of this Annual Report on Form 10-K, been adopted, but a proposed rule was published in 2016 that expanded upon a prior proposed rule published in 2011. The proposed rule is intended to (i) prohibit incentive-based payment arrangements that the banking agencies determine could encourage certain financial institutions to take inappropriate risks by providing excessive compensation or that could lead to material financial loss, (ii) require the board of directors of those financial institutions to take certain oversight actions related to incentive-based compensation, and (iii) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator. Although a final rule has not been issued, the Company and the Bank have undertaken efforts to ensure that their incentive compensation plans do not encourage inappropriate risks, consistent with the principles identified above.

The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (“Regulatory Relief Act”)

Enacted in 2018, the Regulatory Relief Act includes several provisions that positively affect smaller banking institutions (e.g., those with less than $10 billion in assets) like the Bank. Specific provisions of the Regulatory Relief Act that benefit smaller banks include modifications to the “qualified mortgage” criteria under the “ability to repay” rules for certain mortgages that are held and maintained on the Bank’s retained portfolio as well as relief from certain capital requirements required by an international banking capital framework with the creation of a “community bank leverage ratio.” See “Recent Developments Related to Capital Rules,” “Consumer Mortgage Lending,” and “Brokered Deposits.”

The Coronavirus Aid, Relief, and Economic Security Act

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020 to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as the Company and the Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal banking agencies, including those with direct supervisory jurisdiction over the Company and the Bank. Furthermore, as the on-going COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. The Company continues to assess the impact of the CARES Act and other statues, regulations and supervisory guidance related to the COVID-19 pandemic.

Paycheck Protection Program. The CARES Act amended the SBA’s loan program, in which the Bank participates, to create a guaranteed, unsecured loan program, the PPP, to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. Shortly thereafter, and due to the evolving impact of the COVID-19 pandemic, additional legislation was enacted authorizing the SBA to resume accepting PPP applications on July 6, 2020 and extending the PPP application deadline to August 8, 2020. It is anticipated that additional revisions to the SBA’s interim final rules on forgiveness and loan review procedures will be forthcoming to address these and related changes. As a participating lender in the PPP, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto.

Troubled Debt Restructuring and Loan Modifications for Affected Borrowers. The CARES Act permits banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 and to assure banks that they will not be criticized by examiners for doing so. The Company is applying this guidance to qualifying loan modifications. See Note 5 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information about the COVID-19-related loan modifications completed by the company.

Temporary Community Bank Leverage Ratio Relief. Pursuant to the CARES Act, the federal banking agencies authorities adopted an interim rule, effective until the earlier of the termination of the coronavirus emergency declaration and December 31, 2020, to (i) reduce the minimum Community Bank Leverage Ratio from 9% to 8% percent and (ii) give community banks two-quarter grace period to satisfy such ratio if such ratio falls out of compliance by no more than 1%.

Federal Reserve Programs and Other Recent Initiatives Related to COVID-19

Main Street Lending Program. The CARES Act encouraged the Federal Reserve, in coordination with the Secretary of the Treasury, to establish or implement various programs to help midsize businesses, nonprofits, and municipalities. On April 9, 2020, the Federal Reserve proposed the creation of the Main Street Lending Program (“MSLP”) to implement certain of these recommendations. On June 15, 2020, the Federal Reserve Bank of Boston opened the MSLP for lender registration. The MSLP supports lending to small and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic. The MSLP operates through five facilities: the Main Street New Loan Facility, the Main Street Priority Loan Facility, the Main Street Expanded Loan Facility, the Nonprofit Organization New Loan Facility, and the Nonprofit Organization Expanded Loan Facility. The Federal Reserve Bank of Boston maintains the necessary legal forms and agreements for eligible borrowers and eligible lenders to participate in the MSLP, and is working to refine the MSLP’s operational infrastructure and facilities. The Bank continues to monitor developments related thereto.

Temporary Regulatory Capital Relief related to Impact of CECL. Concurrent with enactment of the CARES Act, federal banking agencies issued an interim final rule that delays the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provides banking organizations that implement CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. The federal banking agencies have since issued a final rule that makes certain technical changes to the interim final rule. The changes in the final rule apply only to those banking organizations that elect the CECL transition relief provided under the rule. The Company will elect this option.

Bank Regulation and Supervision

The Bank is a national bank that is subject to broad federal regulation and oversight extending to all of its operations by its primary federal regulator, the OCC, and by its deposit insurer, the FDIC. Such regulation covers all aspects of the banking business, including lending practices, safeguarding deposits, capital structure, transactions with affiliates, and conduct and qualifications of personnel. The Bank pays assessment fees both to the OCC and the FDIC, and the level of such assessments reflects the condition of the Bank. If the condition of the Bank were to deteriorate, the level of such assessments could increase significantly, having a material adverse effect on the Company’s financial condition and results of operations.

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

In general, the Bank’s legal lending limit totals 15 percent of its capital and surplus plus an additional 10 percent of capital and surplus if the amount that exceeds the 15 percent general limit is fully secured by readily marketable collateral (together, referred to as the “combined general limit”). At September 30, 2020, the Bank was in compliance with the combined general limit.

The OCC announced on October 1, 2020 that its supervisory strategies for 2021 will focus on the following: (a) credit risk management, commercial and residential real estate concentration risk management, allowances for loan and lease losses, and allowances for credit losses; (b) cybersecurity and operational resiliency; (c) Bank Secrecy Act/anti-money laundering (BSA/AML) compliance management; (d) compliance risk management associated with 2020 pandemic-related bank activities; (e) Community Reinvestment Act performance; (f) fair lending examinations and risk assessments; (g) the impact of a low-rate environment and preparation for the phase-out of the London Interbank Offering Rate (“LIBOR”); (h) proper oversight of significant third-party relationships; (i) change management over significant operational changes; and (j) payment systems products and services.

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

The FDIC imposes an assessment against all depository institutions for deposit insurance quarterly. FDIC assessment rates range from 3 to 30 basis points annually and take into account an institution’s composite CAMELS rating and other factors. Notably, the FDIC has the authority to increase an institution’s deposit insurance premium if it determines that an insured depository institution significantly relies upon brokered deposits. As of September 30, 2020, 2019 and 2018, the Bank’s deposit insurance assessment rate was 14 basis points, 14 basis points, and 9 basis points, respectively. The Bank’s deposit insurance premium expense totaled $8.4 million for 2020, $6.8 million for 2019, and $3.8 million for 2018. A significant increase in DIF insurance premiums would have an adverse effect on the operating expenses and results of operations of the Bank.

The designated reserve ratio (“DRR”) of the DIF reached 1.36% as of September 30, 2018, exceeding the statutorily required 1.35% two years ahead of the deadline imposed by the Dodd-Frank Act. On June 30, 2019, the DRR reached 1.40% and the FDIC applied small bank credits to banks with less than $10 billion in assets, such as the Bank, beginning September 30, 2019. The FDIC will continue to apply small bank credits so long as the DRR is at least 1.35%. After applying small bank credits for four quarters, the FDIC will remit to banks the value of any remaining small bank credits in the next assessment period in which the DRR is at least 1.35%.

Brokered Deposits
The FDIC limits the ability to accept brokered deposits to those insured depository institutions that are well capitalized. Institutions that are less than well capitalized cannot accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver by the FDIC. The FDIC has defined the “national rate” for all interest-bearing deposits held by less-than-well-capitalized institutions as “a simple average of rates paid by all insured depository institutions and branches for which data are available” and has stated that its presumption is that this national rate is the prevailing rate in any market. As such, institutions that are less than well capitalized that are permitted to accept, renew or rollover brokered deposits via FDIC waiver generally may not pay an interest rate in excess of the national rate plus 75 basis points on such brokered deposits. As of September 30, 2020, the Bank categorized $2.13 billion, or 43% of its deposit liabilities, as brokered deposits.

The FDIC has previously published industry guidance in the form of Frequently Asked Questions with respect to the categorization of deposit liabilities as brokered deposits. The FDIC published a proposed rule to modify the “national rate” definition that would apply to insured depository institutions that are less than well-capitalized in August 2019. In addition, in December 2019 and in connection with the Regulatory Relief Act, the FDIC published proposed revisions to its regulations relating to the brokered deposits restrictions. Specifically, the FDIC proposed to (i) revise the definition of the "facilitation" prong of the "deposit broker" definition; (ii) provide that a wholly-owned operating subsidiary be eligible for the insured depository institution exception to the deposit broker definition under certain circumstances; and (iii) amend the "primary purpose" exception. As of the date of the filing of this Annual Report on Form 10-K, no final rules on either the August 2019 proposal nor the December 2019 proposals have been issued. ]Consequently, it is not possible to determine whether a final rule regarding a revised regulatory treatment of brokered deposits will be adopted or, if adopted, whether such final related regulation will have a material adverse effect on the Bank.

Branching by National Banks
Subject to certain limitations, federal statutes and OCC regulations permit national banks to establish branches in any state of the United States. With OCC approval, a national bank may open an interstate de novo branch in any state that permits the establishment of a branch by a bank chartered by such state, subject to applicable state law limitations. On February 29, 2020, the Company sold the Bank's Community Bank division to Central Bank, a state-chartered bank headquartered in Storm Lake, Iowa. The sale included, among other things, all of the Community Bank division's branch locations. Consequently, the Bank's only banking office open to the public is its home office in Sioux Falls, South Dakota, where it accepts deposits.

No Qualified Thrift Lender Test
As a national bank, the Bank is no longer required to be a qualified thrift lender (a “QTL”) or satisfy any element of the QTL test applicable to federal savings associations.

Consumer Mortgage Lending
The Bureau’s ability to repay (“ATR”) rule applies to residential mortgage loan applications securing one-to-four unit dwellings and includes purchases, refinances and home equity loans for principal and second homes. Under the ATR rules, a lender may not make a residential mortgage loan unless the lender makes a reasonable and good faith determination that is based on verified, documented information at or before consummation that the borrower has a reasonable ability to repay. To determine a consumer’s reasonable ability to pay, a lender must review eight underwriting factors prescribed in the rule. Liability for violations of the ATR rule include actual damages, statutory damages, court costs, and attorneys’ fees.

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

Prepaid Accounts under the Electronic Fund Transfer Act ("Regulation E") and the Truth In Lending Act ("Regulation Z")
The Bureau’s “Prepaid Accounts Rule,” adopted in October 2016, enhanced the regulations applicable to prepaid products and brought them fully within Regulation E, which implements the federal Electronic Funds Transfer Act. In addition, prepaid products that have a credit component, like some of those offered in connection with an existing program manager agreement, are now regulated by Regulation Z, which implements the federal Truth in Lending Act. The rule also extended Regulation Z’s credit card rules and disclosure requirements to prepaid accounts that provide overdraft services and other credit features. These rules became effective on April 1, 2019.

Short-Term, Small-Dollar Installment Lending
In October 2017, the OCC rescinded its guidance on deposit advance products in light of the Bureau’s pending small dollar loan rule related to payday, vehicle title and certain high cost installment loans that was issued in November 2017 (“Small Dollar Rule”). The Small Dollar Rule, however, has been the subject of further regulatory review and a court order staying compliance in connection with a legal challenge.

The Bureau issued its final Small Dollar Rule on July 22, 2020, which became fully effective on October 20, 2020. Specifically, the Bureau revoked provisions that: (i) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer-term balloon-payment loan, including payday and vehicle title loans, without reasonably determining that consumers have the ability to repay those loans according to their terms; (ii) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (iii) exempt certain loans from the mandatory underwriting requirements; and (iv) establish related definitions, reporting, and recordkeeping requirements. However, no lenders are required to comply until either November 19, 2020 or until the court in litigation challenging the Small Dollar Rule lifts its stay of the compliance date.

Separately, in May 2018, the OCC published guidance that encourages national banks and federal savings associations to offer responsible short-term, small-dollar installment loans with terms between two and twelve months and equal amortizing payments. Pursuant to the OCC’s guidance on this issue, banks are encouraged to offer these products in a manner that is consistent with sound risk management principles and clear, documented underwriting guidelines. Further, the federal banking agencies issued interagency guidance on May 20, 2020 to encourage banks, savings associations, and credit unions to offer responsible small-dollar loans to customers for consumer and small business purposes. As of the date of the filing of this Annual Report on Form 10-K, the Bank has not determined to offer such products, although this position may change as the Bank further refines its business plan in the future.

Interest Rate Risk Management
The OCC requires national banks, like the Bank, to have an effective and sound interest rate risk management program, including appropriate measurement and reporting, robust and meaningful stress testing, assumption development reflecting the institution’s experience, and comprehensive model valuations. According to OCC guidance, interest rate risk exposure is supposed to be managed using processes and systems commensurate with their earnings and capital levels; complexity; business model; risk profile; and scope of operations.

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

Anti-Money Laundering (“AML”) Laws and Regulations
AML and financial transparency laws and regulations, including the Bank Secrecy Act and the U.S. Patriot Act of 2001, impose strict standards for gathering and verifying customer information in order to ensure funds or other assets are not being placed in U.S. financial institutions to facilitate terrorist financing and laundering of funds. Applicable laws require financial institutions to have AML programs in place and require the federal banking agencies to consider a holding company’s effectiveness in combating money laundering when ruling on certain merger or acquisition applications. In addition, failure to comply with these requirements could lead to significant fines and penalties or the imposition of corrective orders.

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

Assessments
The Dodd-Frank Act provides that, in establishing the amount of an assessment, the Comptroller of the Currency may consider the nature and scope of the activities of the entity, the amount and type of assets it holds, the financial and managerial condition of the entity and any other factor that is appropriate. The assessments are paid to the OCC on a semi-annual basis. During the fiscal year ended September 30, 2020, the Bank paid assessments (standard assessments) of $868,852 to the OCC.

Regulatory Capital Requirements
The regulatory capital rules applicable to the Company and the Bank (the “Capital Rules”) identify three components of regulatory capital: (i) common equity tier 1 capital (“CET1 Capital”), (ii) additional tier 1 capital, and (iii) tier 2 capital. Tier 1 capital is the sum of CET1 Capital and additional tier 1 capital instruments meeting certain requirements. Total capital is the sum of tier 1 capital and tier 2 capital. CET1 Capital, tier 1 capital, and total capital serve as the numerators for three prescribed regulatory capital ratios. Risk-weighted assets, calculated using the standardized approach in the Capital Rules for the Company and the Bank, provide the denominator for such ratios. There is also a leverage ratio that compares tier 1 capital to average total assets.

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

As of September 30, 2020, the Bank exceeded all of its regulatory capital requirements and was designated as “well capitalized” under federal guidelines.

Recent Developments Related to Capital Rules
There have been several developments which are intended to reduce the regulatory capital burden on smaller, less complex banking organizations like the Company and the Bank. The effect that these developments will have on the Company and the Bank is currently uncertain.

In July 2019, the federal banking agencies finalized a rule intended to simplify and clarify a number of the more complex aspects of existing regulatory capital rules. Specifically, the rule simplifies the capital treatment for mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions, and minority interest. The final rule also allows bank holding companies to redeem common stock without prior approval unless otherwise required. The final rule became effective April 1, 2020 for the amendments to simplify capital rules, and October 1, 2019 for revisions to the pre-approval requirements for the redemption of common stock and other technical amendments. The Bank did not elect to implement the relief provided under the simplification rule.

On November 21, 2018, the FDIC, the OCC, and the FRB jointly issued a proposed rule required by the Regulatory Relief Act that would permit qualifying banks that have less than $10 billion in consolidated assets to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (referred to as the “community bank leverage ratio” or “CBLR”). Under the proposed rule, banks that opt into the CBLR framework and maintain a CBLR of greater than 9% would not be subject to other risk-based and leverage capital requirements and would be deemed to have met the well capitalized ratio requirements. The rule was adopted in September 2019. The Bank continues to assess the potential impact of opting in to this election as part of its ongoing capital management and planning processes.

Prompt Corrective Action ("PCA")
Federal banking agencies are authorized and, under certain circumstances, required to take certain actions against banks that fail to meet their minimum capital requirements expressed in terms of a total risk-based capital ratio, a Tier 1 risk-based capital ratio, a CET1 ratio, and a leverage ratio (as identified in the tables above).

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

The activities of an “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” bank are further restricted. Any such bank must submit a capital restoration plan that is guaranteed by each company that controls the Bank, and such company must provide appropriate assurances of performance. Until such plan is approved, the bank may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The federal banking agencies are authorized to impose additional restrictions, discussed below, that are applicable to significantly undercapitalized institutions.

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

Limitations on Dividends and Other Capital Distributions
The NBA and related federal regulations govern the permissibility of dividends and capital distributions by a national bank. As a national bank, the Bank’s board of directors may not declare, and the Bank may not pay, any dividend in an amount greater than the sum of current period net income and retained earnings. A distribution in excess of that amount is a reduction in permanent capital, and the Bank would need to follow the applicable procedures set forth in OCC regulations and guidance. Further, the Bank’s board of directors may not declare a dividend if paying the dividend would result in the Bank being undercapitalized under the OCC’s PCA rule.

The Bank also must obtain prior approval from the OCC to pay a cash dividend if the dividend would exceed the sum of current period net income and retained earnings from the past two years, after deducting the following transactions during that period: (i) any dividends previously declared, (ii) extraordinary transfers required by the OCC, and (iii) payments made for the retirement of preferred stock. This calculation is performed on a rolling basis as described in the OCC’s earnings limitation regulations.

The Bank paid cash dividends in the amount of $118.0 million to the Company during fiscal 2020, to be used to fund share repurchases under the common stock share repurchase program that was authorized by the Company's Board of Directors during the fiscal 2020 first quarter. The program authorized the Company to repurchase up to 7,500,000 shares of the Company's outstanding common stock through December 31, 2022. Effective in March 2020, the Company suspended its share repurchase activity due to the COVID-19 pandemic and related economic uncertainty. The Company resumed its share repurchase activity in September 2020. As part of its capital planning, the Company will continue to regularly assess its needs for dividends from the Bank in order to fund future share repurchases and dividends to the Company's stockholders as needed.

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

Community Reinvestment Act (“CRA”)
Under the CRA, the Bank is evaluated periodically by its primary federal banking regulator to determine if it is meeting its continuing and affirmative obligations consistent with its safe and sound operation, to help meet the credit needs of its assessment areas, including low- and moderate-income neighborhoods. CRA ratings can also impact an insured depository institution’s ability to engage in certain activities as CRA performance is considered in connection with certain applications by depository institutions and their holding companies, including merger applications, charter applications, and applications to acquire assets or assume liabilities. The Bank received an “Outstanding” rating during its most recent Performance Evaluation dated February 3, 2020.

Federal Home Loan Bank System
The Bank is a member of the Federal Home Loan Bank (“FHLB”) system through the FHLB of Des Moines, one of 11 regional FHLBs that administer the home financing credit function that is subject to regulation and supervision by the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances must be used for residential home financing.

As a member of the FHLB system, the Bank is required to purchase and maintain activity-based capital stock in the FHLB in the amount specified by the applicable FHLB's capital plan. At September 30, 2020, the Bank had in the aggregate $7.5 million in FHLB stock, which was in compliance with the FHLB of Des Moines' requirement. For the fiscal year ended September 30, 2020, dividends paid by the FHLB to the Bank totaled $0.8 million.

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

Holding Company Regulation and Supervision
The Company is subject to examination, supervision, and certain reporting requirements by the Federal Reserve, which has responsibility for the primary regulation and supervision of all BHCs, including the Company, under the Bank Holding Company Act (“BHCA”). The Federal Reserve also has supervisory authority over any nonbank subsidiary of a BHC that is not functionally regulated by another federal or state regulator, such as a leasing subsidiary. Through the supervisory process, the Federal Reserve ensures that BHCs, like the Company, comply with law and regulation and are operated in a manner that is consistent with safe and sound banking practices. The Federal Reserve supervises BHCs pursuant to Regulation Y (12 C.F.R. Part 225) and a supervisory program that seeks to ensure that BHCs comply with rules and regulations and that they operate in a safe and sound manner.

As a BHC that has elected to become a FHC, the Company may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system (as solely determined by the Federal Reserve). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting, and making merchant banking investments.

Acquisitions
Federal law prohibits a BHC, including the Company, directly or indirectly, from: (a) acquiring control (as defined under Regulation Y) of another bank (or a holding company parent) without prior Federal Reserve approval; or (b) through merger, consolidation or purchase of assets, acquiring another bank or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company), without prior Federal Reserve approval. In evaluating applications by BHCs to acquire other holding companies and banks, the Federal Reserve must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the DIF, the convenience and needs of the community and competitive factors.

Change in Bank Control
Federal law and regulation set forth the types of transactions that require prior notice under the Change in Bank Control Act (“CIBCA”). Pursuant to CIBCA and Regulation Y, any person (acting directly or indirectly) that seeks to acquire control of a bank or its holding company must provide prior notice to the Federal Reserve. A “person” includes an individual, bank, corporation, partnership, trust, association, joint venture, pool, syndicate, sole proprietorship, unincorporated organization, or any other form of entity. A person acquires "control" of a banking organization whenever the person acquires ownership, control, or the power to vote 25 percent or more of any class of voting securities of the institution. The applicable regulations also provide for certain other "rebuttable" presumptions of control.

In April 2020, the Federal Reserve adopted a final rule to revise its regulations related to determinations of whether a company has the ability to exercise a controlling influence over another company for purposes of the BHCA. The final rule expands and codifies the presumptions for use in such determinations. By codifying the presumptions, the final rule provides greater transparency on the types of relationships that the Federal Reserve generally views as supporting a facts-and-circumstances determination that one company controls another company. The Federal Reserve’s final rule applies to questions of control under the BHCA, but does not extend to CIBCA.

Source of Strength and Capital Requirements
The Dodd-Frank Act requires all companies, including BHCs, that directly or indirectly control an insured depository institution to serve as a source of financial and managerial strength to its subsidiary depository institutions and to maintain adequate resources to support such institutions; to date, however, specific regulations implementing this requirement have not been published. As an BHC, the Company is also subject to the same regulatory capital requirements as the Bank.

Examination
In 2019, the Federal Reserve published finalized guidance with respect to inspection frequency and scope for BHCs with less than $10 billion in assets. According to the Federal Reserve, with respect to institutions with less than $10 billion in assets (such as the Company), the determination of whether a holding company is "complex" versus "noncomplex" is made at least annually on a case-by-case basis taking into account and weighing a number of considerations, such as: the size and structure of the holding company; the extent of intercompany transactions between insured depository institution subsidiaries and the holding company or uninsured subsidiaries of the holding company; the nature and scale of any non-bank activities; and the degree of leverage of the holding company, including the extent of its debt outstanding to the public.

In addition, on June 23, 2020, the federal banking agencies released guidance to promote consistency in the supervision and examination of financial institutions affected by the COVID-19 pandemic. The Federal Reserve and OCC will continue to assess institutions in accordance with existing policies and procedures. However, in conducting their supervisory assessment, federal banking examiners will consider whether institution management has managed risk appropriately, including taking appropriate actions in response to stress caused by COVID-19-related impacts. The interagency guidance instructs examiners to consider the unique, evolving, and potential long-term nature of the issues confronting institutions and to exercise appropriate flexibility in their supervisory response.

Dividends
In 2009, the Federal Reserve released a supervisory letter entitled Applying Supervisory Guidance and Regulations on the Payment of Dividends, Stock Redemptions and Stock Repurchases at Bank Holding Companies. This letter generally sets forth principles describing when a BHC must consult, provide notice, or seek approval from the FRB prior to a capital distribution including the payment of dividends, stock redemptions, or stock repurchases. According to FRB staff, the FRBs are likely to require holding companies to eliminate, defer or reduce dividends if these payments are not fully covered by the net income available to shareholders for the past four quarters, earnings retention is not consistent with capital needs or the holding company will not meet or is in danger of not meeting minimum regulatory capital adequacy ratios.

In addition, on June 25, 2020, the Federal Reserve announced several capital assessment and related actions following its stress tests and sensitivity analyses to ensure large banks remain resilient despite the economic uncertainty related to the on-going COVID-19 pandemic. Starting in the third quarter of 2020, the Federal Reserve is requiring large banks to preserve capital by suspending share repurchases, capping dividend payments, and limiting dividends based on recent income. The Federal Reserve is also requiring banks to re-evaluate their longer-term capital plans. Although these measures do not apply to the Company, the Company is monitoring the Federal Reserve’s evolving supervisory and regulatory responses to the COVID-19 pandemic in the event that similar supervisory expectations are imposed on banks with less than $10 billion in assets.

Management
In August 2017, the Federal Reserve published proposed guidance related to supervisory expectations for boards of directors of BHCs. The proposal seeks to clarify supervisory expectations of boards and distinguish the roles held by senior management to allow boards to focus on fulfilling their core responsibilities. As of the date of the filing of this Annual Report on Form 10-K, no final guidance has yet been published.

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

Competition

The Company operates in competitive markets for each of the different financial sectors in which it engages in business: payments, commercial finance, tax services and consumer lending. Competitors include a wide range of regional and national banks and financial services companies located both in the Company's market areas and across the nation.

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

Human Capital Resources

In order to continue to deliver on our mission of financial inclusion for all, it is crucial that we attract and retain talent who desire to enable financial equality through delivery of capable solutions, thoughtful innovation and equitable consumer options in the markets that we serve. To facilitate talent attraction and retention, we strive to make MetaBank an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits, health and welfare programs.

Employee Profile
As of September 30, 2020, we had approximately 1,015 full time equivalent employees in locations across the United States. This represents a decrease of 171 employees or 14.42% from September 30, 2019 due primarily to the sale of the Community Bank division in February of 2020 in which employees aligned with our community bank operations and support transitioned to the acquirer of the Community Bank division, Central Bank.

As of September 30, 2020, approximately 56.6% of our current workforce is female, 43.4% male, and our average tenure is 6.07 years, an increase of 5.93% from an average tenure of 5.73 years as of September 30, 2019.

Total Rewards
As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. In addition to healthy base wages, additional programs include annual bonus opportunities, a Company augmented Employee Stock Ownership Plan, Company matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, adoption assistance, and employee assistance programs.

Health and Safety
The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented significant operating environment changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having the vast majority of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work.

Talent
A core tenet of our talent system is to both develop talent from within and supplement with external hires. This approach has yielded loyalty and commitment in our employee base which in turn grows our business, our products, and our customers, while adding new employees and external ideas supports a continuous improvement mindset and our goals of a diverse and inclusive workforce. We believe that our average tenure — 6.07 years as of the end of the fiscal year 2020 — reflects the engagement of our employees in this core talent system tenet.

Our talent acquisition team uses internal and external resources to recruit highly skilled and talented workers across the US, and we encourage employee referrals for open positions.

Our Performance Management framework includes monthly business and functional reviews and one on one, quarterly, forward looking, goal and employee development discussions, followed by annual opportunities for pay differentiation via overall performance distinction.

We strive to promote inclusion through our stated Company values and behaviors. With the support of our Board of Directors, we continue to explore additional diversity, equity, inclusion and belonging efforts via our three pillars of inclusion: candidates, employees, and marketplace. Our ongoing diversity and inclusion initiatives support our goal that everyone throughout the Company is engaged in creating an inclusive workplace, and we are focused on sourcing and hiring with fairness and equitable approaches, creating an environment where all of our employees can develop and thrive, and engaging and influencing suppliers, partners and associations in our marketplace.

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

Item 1A. Risk Factors

We are subject to various risks, including those described below that, individually or in the aggregate, could cause our actual results to differ materially from expected or historical results. Our business could be harmed, perhaps materially, by any of these risks, as well as other risks that we have not identified, whether due to such risks not presently being known to us, because we do not currently believe such risks to be material, or otherwise. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements, and actual results and events may differ substantially from those discussed or highlighted in these forward-looking statements. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including the Company’s financial statements and related notes. Before making an investment decision with respect to any of our securities, you should carefully consider the following risks and uncertainties described below and elsewhere in this Annual Report on Form 10-K. See “Forward-Looking Statements.”

Risks Related to Our Industry and Business

Our framework for managing risk, including our underwriting practices, may not prevent future losses.

We have established processes and procedures intended to identify, measure, monitor, report, and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk, and reputational risk, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies, as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. For example, if our underwriting practices or criteria fail to adequately identify, price, and mitigate credit risks, such as risks related to continued economic disruption caused by the COVID-19 pandemic and the risk in our tax refund advance loan portfolio that the IRS or the relevant state revenue department does not pay our customer's tax refund in full or the risk that any of our EROs will facilitate or engage in malfeasance or offer the Bank's products and services in a manner that does not comply with applicable law or contractual representations, warranties and covenants, it is possible that losses in our loan portfolio will exceed the amounts the Bank has set aside for loss reserves and result in reduced interest income and increased provision for loan losses, which could have an adverse effect on our financial condition and results of operations. Any resulting deterioration in our loan portfolio could also cause a decrease in our capital, which would make it more difficult to maintain regulatory capital compliance. Further, risk mitigation techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the specific circumstances and timing of such outcomes, which may result in the Bank or any of its divisions incurring unexpected losses.

We are subject to credit risk in connection with our lending and leasing activities, and our financial condition and results of operations may be negatively impacted by factors that adversely affect our borrowers.

We, through the Bank and its divisions, originate various types of loans and leases, and our financial condition and results of operations are affected by the ability of borrowers to repay their loans or leases in a timely manner. Borrowers may be unable to repay their loans due to various factors, some of which are outside of their control. For example, the ability of borrowers to repay their agricultural loans with the Bank depends upon the successful operation of the borrower's business, which is greatly dependent upon factors such as the weather, commodity prices, and interest rates, among others. Similarly, borrowers under our commercial loans and related financing products (typically, small- to medium-sized businesses) may be may be more susceptible to even mild or moderate economic declines than larger commercial borrowers, which may subject the Bank and, ultimately, us, to a higher risk of loan loss. Many borrowers have been negatively impacted by the COVID-19 pandemic and related economic consequences, and may continue to be similarly or more severely affected in the future. The risk of non-payment by borrowers is assessed through our underwriting processes and other risk management practices, which may not be able to fully identify, price and mitigate such risk. See "Our framework for managing risk, including our underwriting practices, may not prevent future losses." Despite those efforts, we do and will experience loan and lease losses, and our financial condition and results of operations will be adversely affected by those loan and lease losses.

If our actual loan and lease losses exceed our allowance for loan and lease losses, our net income will decrease.

We make various assumptions and subjective judgments about the collectability of our loan and lease portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of our loans and leases, which are subject to change. Despite our underwriting and monitoring practices, our loan and lease customers may not repay their loans and leases according to their terms, and the collateral securing the payment of these loans and leases may be insufficient to pay any remaining loan and lease balance. We may experience significant loan and lease losses due to nonpayment by our borrowers, which could have a material adverse effect on our overall financial condition and results of operation, as well as the value of our common stock. Because we must use assumptions to establish our allowance for loan and lease losses, the current allowance for loan and lease losses may not be sufficient to cover actual loan and lease losses, and increases in the allowance, which may be significant, may be necessary. In addition, federal and state regulators periodically review our allowance for loan and lease losses and may require us to increase our provision for loan and lease losses or recognize loan charge-offs. Our allowance for loan and lease losses has been negatively impacted by the economic consequences of the COVID-19 pandemic and a worsening or prolonged continuation of such unfavorable economic conditions could further impact our allowance. Material additions to our allowance would materially decrease our net income. We cannot provide any assurance that our monitoring procedures and policies will reduce certain lending risks or that our allowance for loan and lease losses will be adequate to cover actual losses. Further, a new method of determining loan and lease loss allowances, which was effective for the Company on October 1, 2020, could impact future profitability. See Note 1 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for further details on this accounting pronouncement.

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

The market value of any given piece of leased equipment could be less than its depreciated value at the time it is sold due to various factors, including factors beyond our control. The market value of used leased equipment depends on several factors, including:
•the market price for new equipment that is similar;
•the age and condition of the leased equipment at the time it is sold;
•the supply of and demand for similar used equipment on the market;
•technological advances relating to the leased equipment or similar equipment; and
•economic conditions in the specific business or industry in which the equipment is used, as well as broader regional or national economic conditions.

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

Our earnings depend substantially on our interest rate spread, which is the difference between (i) the rates we earn on loans, securities, and other earning assets, and (ii) the interest rates we pay on deposits and other borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. As market interest rates rise, we experience competitive pressures to increase the rates we pay on deposits, which may decrease our net interest income. Conversely, if interest rates fall, yields on loans and investments may fall. The Bank monitors its interest rate risk exposure; however, the Bank can provide no assurance that its efforts will appropriately protect the Bank in the future from interest rate risk exposure. For additional information, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."
We operate in an extremely competitive market, and our business will suffer if we are unable to compete effectively.

We encounter significant competition in all of our market areas and national business lines from other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial intermediaries. Some of our and the Bank's competitors have substantially greater resources and lending limits, may be subject to less regulation than we are, and may offer services that we do not or cannot provide. Our profitability depends upon both our ability to compete successfully in our market areas and the Bank's and the divisions' ability to compete in their various business markets.

For example, the Crestmark division competes for loans, leases, and other financial services with numerous national and regional banks, thrifts, credit unions, and other financial institutions, as well as other entities that provide financial services, including specialty lenders, securities firms, and mutual funds. Certain larger commercial financing companies do not currently focus their marketing efforts on smaller commercial companies; however, any shift in focus by such larger financing companies may further fragment existing market share in this commercial finance industry. Moreover, some of the financial institutions and financial service organizations with which the Crestmark division competes are not subject to the same degree of regulation as the Crestmark division and the Bank. Many of the Crestmark division's competitors have been in business for many years, have established customer bases, are larger and may offer other services that neither the Crestmark division nor the Bank do.

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

We are dependent upon relationships with various third parties with respect to our operations, and our ability to maintain such relationships and the ability of such third parties to perform in accordance with the applicable agreements, could adversely affect our business.
The Bank has entered into numerous arrangements with third parties with respect to the operations of its business, as described in Part I, Item 1 "Business." Upon the expiration of the then-current term, any such agreements may not be renewed by the third party or may be renewed on terms less favorable to the Bank. In some cases, such agreements may permit the third party to unilaterally prescribe certain business practices and procedures with respect to the Bank and its divisions (as is the case under agreements between MPS and Discover, MasterCard, Visa and other card networks) or terminate the agreement early under certain circumstances (as is the case under our program management agreement with EFS with respect to certain H&R Block financial services if the Bank should lose its exemption from the “Durbin Amendment”). To the extent any agreement with a service provider is terminated, we may not be able to secure alternate service providers, and, even if we do, the terms with alternate providers may not be as favorable as those currently in place. In addition, were we to lose any of our significant third-party providers, including in our tax refund-related business in which we have a limited number of partners, it could cause a material disruption in our ability to service our customers, which also could have an adverse material impact on the Bank, its divisions and, ultimately, us. Moreover, significant disruptions in our ability to provide services could negatively affect the perception of our business, which could result in a loss of confidence and other adverse effects on our business.

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

In any event, our agreements with third-parties could come under scrutiny by our regulators, and our regulators could raise an issue with, or object to, any term or provision in such an agreement or any action taken by such third party vis-à-vis the Bank's operations or customers, resulting in a material adverse effect to us including, but not limited to, the imposition of fines and/or penalties and the material restructuring or termination of such agreement. Moreover, if our regulators examine our third-party service providers and find questionable or illegal acts or practices, our regulators could require us to restructure or terminate our agreements with such providers.

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

We derive a significant percentage of our deposits, total assets and income from deposit accounts we generate through program manager relationships between third parties and MPS. Deposits related to our top five program managers (each, a significant program manager) totaled $3.03 billion at September 30, 2020. If one of these significant program manager relationships were to be terminated or there is a significant decrease in revenues or deposits associated with any of these business relationships, it could materially reduce our deposits, assets and income. Similarly, if a significant program manager was not replaced, we may be required to seek higher-rate funding sources as compared to the existing program manager, and interest expense might increase.

We are exposed to fraud losses from customer accounts.

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

We are exposed to settlement and other losses from payments customers.

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

In addition, we face settlement risks from our distributors and banking partners, which may increase during an economic downturn, such as the one as a result of the COVID-19 pandemic. Depending on contract terms, we may prefund partner accounts. If a partner becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. At September 30, 2020, we had assets subject to settlement risk of $603.6 million.

For one of our programs, the Company pays servicing fees which are primarily offset by estimated card breakage. For cards issued prior to January of 2020, if consumers spend more than projected over the life of the card programs, the Company could experience a material adverse effect on our business, results of operations and financial condition. See “Funding Activities – Deposits” for further breakdown of balances as of September 30, 2020. We are not insured against these settlement or partner risks.

Our business strategy includes plans for organic growth, and our financial condition and results of operation could be adversely affected if we fail to grow or fail to manage our growth effectively.

As part of our general growth strategy, we expect to continue to pursue organic growth, while also continuing to evaluate potential acquisitions and expansion opportunities that we believe provide a strategic or geographic fit with our business. Although we have experienced significant growth in our assets and revenues, we may not be able to sustain our historical growth rate or be able to grow at all. We believe that our future organic growth will depend on competitive factors and on the ability of our senior management to continue to maintain a robust system of internal controls and procedures and manage a growing number of customer relationships. See "We operate in an extremely competitive market, and our business will suffer if we are unable to compete effectively." We may not be able to implement changes or improvements to these internal controls and procedures in an efficient or timely manner and may discover deficiencies in existing systems and controls. Consequently, continued organic growth, if achieved, may place a strain on our operational infrastructure, which could have a material adverse effect on our financial condition and results of operations.

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

In connection with our business, we collect and retain significant volumes of sensitive business and personally identifiable information, including social security numbers of our customers and other personally identifiable information of our customers and employees, on our data systems. We and the third parties with which we conduct business may experience security breaches, due in part to the failure of our data encryption technologies or otherwise, involving the receipt, transmission, and storage of confidential customer and other personally identifiable information, including account takeovers, unavailability of service, computer viruses, or other malicious code, cyberattacks, or other events, any of which may arise from human error, fraud or malice on the part of employees or third parties or from accidental technological failure. If one or more of these events occurs, it could result in the disclosure of confidential customer information, impairment of our ability to provide products and services to our customers, damage to our reputation with our customers and the market, additional costs (such as costs for repairing systems or adding new personnel or protection technologies), regulatory penalties, and financial losses for us, our clients and other third parties. Such events could also cause interruptions or malfunctions in the operations of our clients, customers, or other third parties with which we engage in business. Risks and exposures related to cybersecurity attacks have increased as a result of the COVID-19 pandemic and the related increased reliance on remote working, and are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats and the expanding use of technology-based products and services by us and our customers. We can provide no assurances that the safeguards we have in place or may implement in the future will prevent all unauthorized infiltrations or breaches and that we will not suffer losses related to a security breach in the future, which losses may be material.

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

Our operations and profitability, including the value of the portfolio of investment securities we hold and the value of collateral securing certain of our loans, are impacted by general business, political and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, commodity pricing, money supply and monetary policy, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, the strength of the United States economy, and uncertainty in financial markets globally, all of which are beyond our control. A deterioration in business, political or economic conditions, including those arising from pandemics such as COVID-19, government shutdowns or defaults, or increases in unemployment, could result in an increase in loan delinquencies and nonperforming assets, decreases in loan collateral values, and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our financial condition and results of operations. See also “The ongoing COVID-19 pandemic and resulting adverse economic conditions have adversely impacted, and could continue to adversely impact, our business and results.”

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

The electronic payments industry, including the prepaid financial services segment within that industry in which the MPS division operates, depends heavily upon the overall level of consumer spending, which may decrease if economic or political conditions in the United States further deteriorate and result in a reduction of the number of our prepaid accounts that are purchased or reloaded, the number of transactions involving our cards and the use of our reloadable card products and related services. A sustained reduction in the use of our products and related services, either as a result of a general reduction in consumer spending or as a result of a disproportionate reduction in the use of card-based payment systems, would materially harm our business, results of operations and financial condition.

The ongoing COVID-19 pandemic and resulting adverse economic conditions have adversely impacted, and could continue to adversely impact, our business and results.

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

Although the Bank continued operating during the initial shutdowns, the COVID-19 pandemic has caused disruptions to our business and could cause material disruptions in the future. Impacts to our business have included costs due to additional health and safety precautions implemented at our offices and the transition of a portion of our workforce to home locations, increases in customers' inability to make scheduled loan payments, increases in requests for forbearance and loan modifications, and an adverse effect on accounting estimates that we use to determine our provision and allowance for credit losses. A worsening or prolonged continuation of the current unfavorable economic conditions could further impact our provision and allowance for credit losses, and could impact the value of certain assets that we carry on our balance sheet such as goodwill.

While we have taken and are continuing to take precautions to protect the safety and well-being of our employees, customers and partners, including as local economies re-open, no assurance can be given that the steps being taken will be adequate or appropriate. The continued or renewed spread of COVID-19 could negatively impact the availability of key personnel necessary to conduct our business, the business and operations of our third-party service providers who perform critical services for our business, or the businesses of many of our customers and borrowers.

Among the factors outside our control that are likely to affect the impact the COVID-19 pandemic will ultimately have on our business are:

•the pandemic's course, duration and severity;
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

The Crestmark division originates loans backed by numerous state and federal government agencies. Risks inherent in the Bank's participation in such programs, through its Crestmark division, include: (i) some of these programs guarantee only a portion of the commercial loan made by the Bank; as such, if the borrower defaults and losses exceed those guaranteed by the government agency, the Bank could realize significant losses; (ii) certain programs, including some guaranteed by the United States Department of Agriculture, limit the geographic scope of such loans; as such, if the Crestmark division is not able to market these loans to potential borrowers, the Bank's share in this market may be negatively impacted; (iii) the intended beneficiaries of such loan programs may experience a contraction in their credit quality due to local, national, or global economic events or because of factors specific to their business, including, for example, businesses dependent upon the farming and agriculture industry; as such, any negative impact to certain commercial business lines designed to benefit from such government-sponsored loan programs could constrict the Bank's business in these areas; and (iv) nearly all of these guaranteed loan programs are subject to an appropriations process, either at the legislative or regulatory level; this means that funds that may be currently available to guarantee loans or portions of loans could be limited or eliminated in their entirety with little or no advance warning.

Agreements that the Bank has entered into with third parties to market and service consumer loans originated by the Bank may subject the Bank to credit risk, fraud and other risks, as well as claims from regulatory agencies and third parties that, if successful, could negatively impact the Bank's current and future business.

The Bank has entered into various agreements with unaffiliated third parties ("Marketers"), whereby the Marketers will market and service unsecured consumer loans underwritten and originated by the Bank. These agreements present potential increased credit, operational, and reputational risks. Because the loans originated under such programs are unsecured, in the event a borrower does not repay the loan in accordance with its terms or otherwise defaults on the loan, the Bank may not be able to recover from the borrower an amount sufficient to pay any remaining balance on the loan. See "If our actual loan and lease losses exceed our allowance for loan and lease losses, our net income will decrease." We may also become subject to claims by regulatory agencies, customers, or other third parties due to the conduct of the third parties with which the Bank operates such lending programs if such conduct is deemed to not comply with applicable laws in connection with the marketing and servicing of loans originated pursuant to these programs.

Certain types of these arrangements have been challenged both in the courts and in regulatory actions. In these actions, plaintiffs have generally argued that the "true lender" is the marketer and that the intent of such lending program is to evade state usury and loan licensing laws. Other cases have also included other claims, including racketeering and other state law claims, in their challenge of such programs. The OCC recently issued final rules designed to clarify when a national bank such as the Bank will be considered the “true lender” in such a relationship. There can be no assurance that lawsuits or regulatory actions in connection with any such lending programs the Bank has entered, or will enter, into will not be brought in the future. If a regulatory agency, consumer advocate group, or other third party were to bring an action against the Bank or any of the third parties with which the Bank operates such lending programs, and such actions were successful, such an outcome could have a material adverse effect on our financial condition and results of operation.

The OCC's new "fintech" charter could present a market risk to us generally and the MPS division specifically.

The OCC announced on July 31, 2018 that it would begin to accept and evaluate charters for entities that wanted to conduct certain components of a banking business pursuant to a federal charter, known as a "special purpose national bank" ("SPNB") charter. Intended to promote economic opportunity and spur financial innovation, SPNBs may engage in any of the following activities: paying checks, lending money or taking deposits. In October, 2019, a U.S. District Court in New York set aside the OCC regulation that would have permitted entities that did not intend to accept deposits to receive an SPNB charter. The OCC has appealed the ruling, but as of the date of this filing, no final decision has been issued. Further, the Acting Comptroller recently discussed publicly plans for the OCC to introduce an SPNB charter specifically for payments companies, although the OCC has not taken any action with respect to such plans.

As of the date of this filing, the OCC has not announced approval of any applications for an SPNB charter, if any SPNB applications are granted, recipients of an SPNB charter may enter the U.S. payments market in which the Bank operates, which could have a material adverse effect on the Bank and the payments division.

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

The fintech industry is undergoing technological innovation at a fast pace. To keep up with our competition, we regularly evaluate technology to determine whether it may help us compete on a cost-effective basis. This is especially true with respect to our payments division, which requires significant expenditures to exploit technology and to develop new products and services to meet customers' needs. The cost of investing in, implementing and maintaining such technology is high, and there can be no assurance, given the fast pace of change and innovation, that our technology, either purchased or developed internally, will meet our needs, in a timely, cost-effective manner or at all. During the course of implementing new technology into our or the Bank's operations, we may experience system interruptions and failures. In addition, there can be no assurances that we will recognize, in a timely manner or at all, the benefits that we may expect as a result of our implementing new technology into our operations. In connection with our implementation of new lines of business, offering of new financial products or acquisitions, we may experience significant, one-time or recurring technology-related costs.

Our ability to receive dividends from the Bank could affect our liquidity and ability to pay dividends on our common stock and interest on our trust preferred securities.

We are a legal entity separate and distinct from the Bank. Our primary source of cash, other than securities offerings, is dividends from the Bank. These dividends are a principal source of funds to pay dividends on our common stock, interest on our trust preferred securities and interest and principal on our debt. Various laws and regulations limit the amount of dividends that the Bank may pay us, as further described in Part I, Item 1 "Business - Regulation and Supervision - Bank Regulation and Supervision - Limitations on Dividends and Other Capital Distributions" of this Annual Report on Form 10-K. Such limitations could have a material adverse effect on our liquidity and on our ability to pay dividends on common stock. Additionally, if the Bank's earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common shareholders or make payments on our trust preferred securities.

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

Risks Related to Regulation of the Company and the Bank

We operate in a highly regulated environment, and our failure to comply with laws and regulations, or changes in laws and regulations to which we are subject, may adversely affect our business, prospects, results of operations and financial condition.

We and the Bank operate in a highly regulated environment, and we are subject to extensive regulation (including, among others, the Dodd-Frank Act, the Basel III Capital Rules, the Bank Secrecy Act and other AML rules), supervision, and examination, including by our primary banking regulators –the OCC and the Federal Reserve. In addition, the Bank is subject to regulation by the FDIC and, to a lesser degree, the Bureau. Prepaid card issuers like the Bank are also subject to heightened regulatory scrutiny based on AML and Bank Secrecy Act concerns, which scrutiny could result in higher compliance costs. See Part I, Item 1 "Business - Regulation and Supervision" herein. Banking regulatory authorities have broad discretion in connection with their supervisory and enforcement activities, including, but not limited, to the imposition of restrictions on the operation of an institution, the classification of assets by the institution, and the adequacy of an institution's allowance for loan and lease losses. If any of our banking regulators takes informal or formal supervisory action or pursues an enforcement action, any required corrective steps could result in us being subject to additional regulatory requirements, operational restrictions, a consent order, enhanced supervision and/or civil money penalties. Any new requirements or rules, changes in such requirements or rules, changes to or new interpretations of existing requirements or rules, failure to follow requirements or rules, or future lawsuits or rulings could increase our compliance and other costs of doing business, require significant systems redevelopment, render our products or services less profitable or obsolete or otherwise have a material adverse effect on our business, prospects, results of operations, and financial condition. For example, any changes in the U.S. tax laws as a result of pending tax legislation in the U.S. Congress or otherwise may adversely impact our tax refund processing and settlement business, which could reduce customer demand for our strategic partner's refund advance products, thereby reducing the volume of refund advance loans that we may offer.

The Bureau has reshaped certain consumer financial laws through rulemaking and enforcement of prohibitions against unfair, deceptive or abusive practices, and such actions have directly impacted, and may continue to impact, the Bank's consumer financial products and service offerings.

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

As a bank holding company, we are required to serve as a "source of strength" for the Bank.

Federal banking law codifies a requirement that a bank holding company (like us) act as a financial "source of strength" for its FDIC-insured depository institution subsidiaries (like the Bank) and permits the OCC, as the Bank's primary federal regulator, to request reports from us to assess our ability to serve as a source of strength for the Bank and to enforce compliance with these statutory requirements. See Part I, Item 1 "Business - Regulation and Supervision - Holding Company Regulation and Supervision." Given the power provided to the federal banking agencies, we, as a source of strength for the Bank, may be required to contribute capital to the Bank when we might not otherwise voluntarily choose to do so. Specifically, the imposition of such financial requirements might require us to raise additional capital to support the Bank at a time when it is not otherwise prudent for us to do so, including on terms that are not typical or favorable to us. Further, any capital provided by us to the Bank would be subordinate to others with an interest in the Bank, including the Bank's depositors. In addition, in the event of our bankruptcy at a time when we had a commitment to one of the Bank's regulators to maintain the capital of the Bank, the regulators' claims against us may be entitled to priority status over other obligations.

We are required to maintain capital to meet regulatory requirements, and, if we fail to maintain sufficient capital, whether due to growth opportunities, losses or an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our compliance with regulatory requirements, would be adversely affected.

Both we and the Bank are required to meet regulatory capital requirements and otherwise need to maintain sufficient liquidity to support recent and future growth. We have continued to experience considerable growth recently, having increased our assets from $2.53 billion at September 30, 2015 to $6.09 billion at September 30, 2020, primarily due to strategic transactions, such as the Crestmark Acquisition, and through organic growth. Asset growth, diversification of our lending business, expansion of our financial product offerings and other changes in our asset mix continue to require higher levels of capital, which management believes may not be met through earnings retention alone. Our ability to raise additional capital, when and if needed in the future, to meet such regulatory capital requirements and liquidity needs will depend on conditions in the capital markets, general economic conditions, the performance and prospects of our business and a number of other factors, many of which are outside of our control. We cannot assure you that we will be able to raise additional capital if needed or raise additional capital on terms acceptable to us. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations could be materially and adversely affected.

Although we comply with all current applicable capital requirements, we may be subject to more stringent regulatory capital requirements in the future, and we may need additional capital in order to meet those requirements. If we or the Bank fail to meet applicable minimum capital requirements or cease to be well capitalized, such failure would cause us and the Bank to be subject to regulatory restrictions and could adversely affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common stock and/or repurchase shares, our ability to make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition, generally.

General Risk Factors

The price of our common stock may be volatile, which may result in losses for investors.

The market price for shares of our common stock has been volatile in the past, and several factors, including factors outside of our control and unrelated to our performance, could cause the price to fluctuate substantially in the future. These factors include:

•announcements of developments related to our business;
•the initiation, pendency or outcome of litigation, regulatory reviews, inquiries and investigations, and any related adverse publicity;
•fluctuations in our results of operations;
•sales of substantial amounts of our securities into the marketplace;
•general conditions in the banking industry or the worldwide economy;
•a shortfall in revenues or earnings compared to securities analysts' expectations;
•lack of an active trading market for the common stock;
•changes in analysts' recommendations or projections; and
•announcement of new acquisitions, dispositions or other projects.

General market price declines or market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

Additionally, the ongoing COVID-19 pandemic has also resulted in severe volatility in the financial markets and meaningfully lower stock prices for many companies, including our common stock. Depending on the extent and duration of the COVID-19 pandemic, the price of our common stock may continue to experience volatility and declines.

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

Sales of a substantial amount of our capital stock in the public market or the issuance of a significant number of shares could adversely affect the market price for shares of our common stock. As of September 30, 2020, we were authorized to issue up to 90,000,000 shares of common stock, of which 34,360,890 shares were outstanding, and 118,274 shares were held as treasury stock. We were also authorized to issue up to 3,000,000 shares of preferred stock and 3,000,000 shares of non-voting common stock, none of which were outstanding or reserved for issuance. Future sales or additional issuances of stock may affect the market price for shares of our common stock.

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

As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019, the Company identified a material weakness in the control environment of the Crestmark division. The material weakness resulted from the aggregation of control deficiencies at the Crestmark division relating to Information Technology ("IT") system access, program change controls and review procedures related to new loan accounts and client record maintenance changes. The aggregation of these deficiencies did not result in a material misstatement to the Company's Consolidated Financial Statements.

The Company's remediation plan was fully implemented during the fiscal fourth quarter ended September 30, 2020 to address the material weakness described above with respect to the internal controls environment of the Crestmark division. The remediation plan included re-evaluating IT governance and controls, updating procedures related to access management, and training IT personnel. See also Part II, Item 9A "Controls and Procedures" of this Annual Report on Form 10-K.

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

Catastrophic events (including natural disasters, severe weather conditions, pandemics, terrorism and other geopolitical events), which are beyond our control, could have an adverse impact on the Bank's ability and the ability of our vendors and other third parties with which we do business, to provide necessary services to support the operation of the Bank and provide products and services to the Bank's customers. Although insurance coverage may provide some protection in light of such events, there can be no assurance that any insurance proceeds would adequately compensate the Bank for the losses it incurred as a result of such events. See also "Existing insurance policies may not adequately protect us and our subsidiaries." Moreover, the damage caused by such events may not be directly compensable from insurance proceeds or otherwise, such as damage to our reputation as a result of such events.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.    Properties

The Company's home office is located at 5501 South Broadband Lane in Sioux Falls, South Dakota. The Company has 14 non-branch offices from which its divisions of payments, commercial finance, tax services, and consumer lending operate. The payments division operates out of the Company's home office along with one additional office in Sioux Falls. The commercial finance division operates out of offices in Troy, Michigan; Dallas, Texas; Newport Beach, California; Boynton Beach, Florida; Baton Rouge, Louisiana; Franklin, Tennessee; and Toronto, Ontario, Canada. The tax services division has offices located in Louisville, Kentucky, and Easton, Pennsylvania. The Company has corporate and shared services offices located in Scottsdale, AZ and Washington, D.C. The Company also has an office located in Hurst, Texas.

Of the Company's 14 properties, the Company leases 13 of them, all on market terms. See Note 7 to the “Notes to Consolidated Financial Statements” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

On February 29, 2020, the Company sold the Bank's Community Bank division, a component of the Company's Corporate Services/Other segment, to Central Bank. The sale included all of the Community Bank division's nine branch locations. Of the nine community bank branches sold, four were owned by the Company. See "Part I, Item 1. Business - General" and see Note 3 to the “Notes to Consolidated Financial Statements” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Though the Company has experienced rapid growth in each of its segments, management believes current facilities are adequate to meet its present needs.

Item 3.    Legal Proceedings

See Note 19 to the “Notes to Consolidated Financial Statements” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the NASDAQ Global Select Market® under the symbol “CASH.” Quarterly dividends for all quarters of fiscal year 2020 and 2019 were $0.05 per share.

Dividend payment decisions are made with consideration of a variety of factors including earnings, financial condition, market considerations and regulatory restrictions.

As of November 23, 2020, the Company had (i) 33,446,654 shares of common stock outstanding, which were held by approximately 177 stockholders of record, (ii) no shares of nonvoting common stock outstanding, and (iii) 197,375 shares of common stock held in treasury.

The transfer agent for the Company’s common stock is Computershare Investor Services, 462 South 4th Street, Suite 1600, Louisville, KY 40202.

Meta's Board of Directors announced a 2,000,000 share repurchase program on March 26, 2019. The program became effective on May 1, 2019 and was scheduled to expire on September 30, 2021. However, during the quarter ended December 31, 2019, the Company exhausted the remaining shares available for repurchase under the March 26, 2019 repurchase program. In addition, Meta's Board of Directors authorized a 7,500,000 share repurchase program on November 20, 2019 that is scheduled to expire on December 31, 2022. The share repurchase program became effective on November 21, 2019. The Company suspended its share repurchase activity in March 2020 and resumed repurchase activity during September 2020. The table below sets forth information regarding repurchases of our common stock during the fourth fiscal quarter of 2020.

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July 1 to 31	607	$18.18	—	4,410,447
August 1 to 31	9,261	18.66	—	4,410,447
September 1 to 30	265,165	18.97	260,816	4,149,631
Total	275,033		260,816
(1) Of the shares reflected in these columns, 14,217 shares were acquired in satisfaction of the tax withholding obligations of holders of restricted stock unit awards, which vested during the quarter, and the remainder were purchased pursuant to a publicly announced share repurchase program.
(2) The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

Total Stock Return Performance Graph

The following graph compares the cumulative total stockholder return on Meta common stock over the last five fiscal years with the cumulative total return of the NASDAQ Composite Index and the NASDAQ ABA Community Bank Index (assuming the investment of $100 in each index on October 1, 2015 and reinvestment of all dividends). The stock price performance reflected below is based on historical results and is not necessarily indicative of future stock price performance.

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

	Fiscal Year Ended September 30,
Index	2015	2016	2017	2018	2019	2020
Meta Financial Group, Inc.	$100.00	$146.65	$190.92	$202.36	$241.53	$143.57
NASDAQ Composite Index	100.00	116.42	144.00	180.24	181.19	255.39
NASDAQ ABA Community Bank Index	100.00	110.45	143.60	148.41	136.63	94.35

Item 6.    Selected Financial Data

Fiscal Year Ended September 30,	2020	2019	2018	2017	2016

SELECTED FINANCIAL CONDITION DATA
(Dollars in Thousands)
Total assets	$6,092,074	$6,182,890	$5,835,067	$5,228,332	$4,006,419
Loans and leases receivable, net	3,266,577	3,629,698	2,931,699	1,317,837	919,470
Securities available for sale	1,268,102	1,272,493	1,848,225	1,691,987	1,468,124
Securities held to maturity	92,610	134,764	171,743	563,220	619,542
Goodwill and intangible assets	351,197	362,315	373,989	150,901	65,849
Deposits	4,979,200	4,337,005	4,430,987	3,223,424	2,430,082
Total borrowings	98,224	861,857	514,722	1,490,067	1,187,578
Stockholders' equity	847,308	843,958	747,726	434,496	334,975

Fiscal Year Ended September 30,	2020	2019	2018	2017	2016

SELECTED OPERATIONS DATA
(Dollars in Thousands, Except Per Share Data)
Total interest income	$292,841	$325,729	$158,534	$108,103	$81,396
Total interest expense	33,803	61,522	27,985	14,873	4,091
Net interest income	259,038	264,207	130,549	93,230	77,305
Provision for loan and lease losses	64,776	55,650	29,432	10,589	4,605
Net interest income after provision for loan and lease losses	194,262	208,557	101,117	82,641	72,700
Total noninterest income	239,794	222,545	184,525	172,172	100,770
Total noninterest expense	319,051	333,160	228,232	199,663	134,648
Income before income tax expense	115,005	97,942	57,410	55,150	38,822
Income tax expense	5,661	(3,374)	5,117	10,233	5,602
Net income before noncontrolling interest	109,344	101,316	52,293	44,917	33,220
Net income attributable to noncontrolling interest	4,624	4,312	673	—	—
Net income attributable to parent	$104,720	$97,004	$51,620	$44,917	$33,220

Earnings per common share:
Basic	$2.94	$2.49	$1.68	$1.62	$1.31
Diluted	$2.94	$2.49	$1.67	$1.61	$1.30

Fiscal Year Ended September 30,	2020	2019	2018	2017	2016
SELECTED FINANCIAL RATIOS AND OTHER DATA
PERFORMANCE RATIOS
Return on average assets	1.45%	1.55%	1.12%	1.13%	1.10%
Return on average equity	12.53%	12.10%	10.44%	11.20%	10.80%
Net interest margin, tax equivalent	4.12%	5.02%	3.41%	3.05%	3.19%

QUALITY RATIOS
Non-performing assets to total assets	0.79%	0.91%	0.72%	0.72%	0.03%
Allowance for loan and lease losses to total loans and leases	1.70%	0.80%	0.44%	0.57%	0.61%
Allowance for loan and lease losses to held for investment non-performing loans and leases	165%	114%	128%	20%	479%

CAPITAL RATIOS
Stockholders' equity to total assets	13.91%	13.65%	12.81%	8.31%	8.36%
Average stockholders' equity to average assets	11.59%	12.82%	10.72%	10.07%	10.19%

OTHER DATA
Book value per common share outstanding at end of year	$24.66	$22.32	$19.09	$15.05	$13.10
Tangible book value per common share outstanding at end of year	14.44	12.74	9.54	9.82	10.52
Dividends declared per share at end of year	0.20	0.20	0.18	0.17	0.17
Number of full-service branch offices at end of year	—	10	10	10	10

Common shares outstanding	34,360,890	37,807,064	39,167,280	28,867,785	25,570,923

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

EXECUTIVE SUMMARY

COVID-19 Business Update
The Company continues to focus on the well-being of its employees, partners and customers. Preventative health measures remain in place to protect employees and customers including offering remote work options, implementing social distancing measures where possible, restricting non-essential business travel and enhancing preventative cleaning services at all office locations. The Company's COVID-19 Crisis Command Center consisting of leadership and business continuity planning resources throughout the organization continues to effectively monitor possible interruptions related to the pandemic and to ensure business continuity.

The Company is participating in the PPP under the CARES Act, which is being administered by the SBA. As of September 30, 2020, the Company had 689 loans outstanding with a total of $219.0 million in loan balances that were originated as part of the program.

From a credit perspective, the Company continues to monitor each of its lending portfolios. The Company has placed significant focus on its hospitality and movie theater loans and its small ticket equipment finance relationships. The credit management team has remained in regular contact with these borrowers.

The Company's community bank hospitality loan balances increased to $179.3 million as of September 30, 2020 from $169.0 million as of June 30, 2020 and the average loan-to-value ratio on those loans was 60% at both September 30, 2020 and June 30, 2020. 67% of these hospitality relationships received PPP loans and, as of September 30, 2020, 44% of the hospitality loan balances received some form of payment deferral modification and were still in their active deferment period. Community Bank loans to borrowers operating in the movie theater industry totaled $17.9 million as of both September 30, 2020 and June 30, 2020. As of September 30, 2020, all movie theater loan balances were still in their active deferment period.

As of September 30, 2020, the Company had $287.2 million in small ticket equipment finance balances, of which $255.1 million were categorized within term lending and $32.1 million were categorized within lease financing. Borrowers with respect to 8% of the balances on these small ticket equipment finance relationships that received some form of payment deferral modification were still in their active deferment period.

As of September 30, 2020, $170.0 million of the loans and leases that were granted deferral payments by the Company were still in their deferment period. As of June 30, 2020, loans and leases totaling $292.2 million were within their deferment period. In addition, the Company has made other COVID-19 related modifications, of which $23.3 million were still active as of September 30, 2020 compared to $34.6 million at June 30, 2020. The majority of the other modifications were related to adjusting the type or amount of the customer's payments.

When excluding its seasonal tax services lending portfolio, the Company increased its allowance for loan and lease losses by $1.9 million at September 30, 2020, as compared to June 30, 2020. This was primarily due to the effects of the on-going COVID-19 pandemic and the continued economic uncertainty that it has caused. The Company will continue to diligently monitor the allowance for loan and lease losses and adjust as necessary in future periods to maintain an appropriate and supportable level.

The Company's capital position remained strong as of September 30, 2020, even while absorbing the temporary impact from the EIP program, as described further below. As of September 30, 2020, the Bank's capital leverage ratio based on average assets was 7.56%. The Bank's capital leverage ratio based on September 30, 2020 period-end assets was 9.66%, which management believes better reflects the Company's anticipated balance sheet going forward. In addition, the Company has options available that can be used to effectively manage capital levels through these turbulent times, including a strong and flexible balance sheet.

For additional related information, see "Regulation and Supervision" and "Risk Factors."

EIP Program Update
On April 29, 2020, the Bank entered into an amendment of its existing agreement with the Fiscal Service to provide debit card services to support the distribution of a segment of the Economic Impact Payments payable by the Internal Revenue Service under the CARES Act.

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

The total balances remaining on the EIP cards were $942.2 million as of September 30, 2020 and $728.7 million as of November 20, 2020. The funds on these cards increased the Company's quarterly average noninterest deposit balances by $1.62 billion, leading to an overall improvement in cost of deposits. This short-term influx of deposits also led to excess cash balances held at the Federal Reserve during the current period, which yielded approximately 10 basis points in interest income, and increased the quarterly average of interest-earning assets compared to previous periods. This increase of lower yielding cash balances resulted in a drag to the overall yield on total interest-earning assets during the quarter ended September 30, 2020. The net impact to NIM was approximately 110 basis points.

Conversions of the Bank and the Company
Following receipt of the necessary regulatory approvals from the Office of the Comptroller of the Currency and the Federal Reserve Bank of Minneapolis (the "FRB"), on April 1, 2020, the Bank converted from a federal thrift charter to a national bank charter and the Company converted from a savings and loan holding company to a bank holding company that has elected treatment as a financial holding company. The Bank now operates under the name "MetaBank, National Association." The Company and the Bank effected these conversions in order to more closely align the Bank's regulatory charter to its current and planned focus on national business that provides innovative financial solutions to consumers and businesses in niche markets often overlooked by traditional banks. See "Regulation and Supervision" and "Risk Factors" for additional related information.

Business Developments
The Company resumed its share repurchase program (the "Program"), which it had suspended during March 2020 as a result of the uncertainty related to the COVID-19 pandemic. During the quarter ended September 30, 2020, the Company repurchased 260,816 shares, at an average price of $19.13, under its Program, which is authorized through December 31, 2022. Through November 20, 2020, the Company has repurchased a total of 1,364,416 of its shares, at a weighted average price of $24.66, since the Company resumed repurchasing shares under the Program in September 2020.

On August 5, 2020, the Bank entered into a three-year program management agreement with Emerald Financial Services, LLC, a wholly owned indirect subsidiary of H&R Block., pursuant to which the Bank will serve as a facilitator for H&R Block’s suite of financial services products, which include: Emerald Prepaid MasterCard®, Refund Transfers, Refund Advances, Emerald Advance® lines of credit, and other products through H&R Block’s distribution channels.

The Company continued its support of various COVID-19 relief efforts including the EIP program and the PPP.

Financial Highlights
Total gross loans and leases at September 30, 2020 decreased $337.3 million, or 9%, to $3.31 billion, compared to September 30, 2019 and decreased $182.6 million, or 5% when compared to June 30, 2020.

Average deposits from the payments divisions for the fiscal 2020 fourth quarter increased nearly 121% to $5.82 billion when compared to the same quarter in fiscal 2019. A significant portion of the year-over-year increase reflected the Company's participation in the EIP program. Excluding the balances on the EIP cards, average payments deposits for the fiscal 2020 fourth quarter were approximately $4.20 billion, representing an increase of 60% compared to the same quarter in fiscal 2019.

Total revenue for the fiscal 2020 fourth quarter was $105.3 million, compared to $101.6 million for the same quarter in fiscal 2019. Total revenue for the fiscal year ended September 30, 2020 was $498.8 million, an increase of 2% from the fiscal year ended September 30, 2019.

Net interest income for the fiscal 2020 fourth quarter was $64.5 million, compared to $65.6 million in the comparable quarter in fiscal 2019. Total fiscal year 2020 net interest income was $259.0 million versus $264.2 million in the prior fiscal year.

NIM decreased to 3.77% for the fiscal 2020 fourth quarter from 4.95% over the same period of the prior fiscal year, while the tax-equivalent net interest margin ("NIM, TE") decreased to 3.79% from 5.00% for that same period in fiscal 2019. NIM for fiscal year 2020 was 4.09% compared to 4.91% during fiscal year 2019 while NIM, TE, decreased to 4.12% for fiscal year 2020 from 5.02% for fiscal year 2019. The decrease in NIM during the fiscal 2020 fourth quarter and fiscal year 2020 was primarily driven by excess cash associated with the Company's participation in the EIP program.

Subsequent Events
Management has evaluated and identified subsequent events that occurred after September 30, 2020. See Note. 26 Subsequent Events for details on these events.

FINANCIAL CONDITION
At September 30, 2020, the Company’s total assets decreased by $90.8 million, or 1%, to $6.09 billion, compared to $6.18 billion at September 30, 2019. The reduction in assets was primarily due to a decrease in loans and leases and decrease in the investment portfolio, partially offset by an increase in cash and cash equivalents.

Total cash and cash equivalents were $427.4 million at September 30, 2020, an increase of $300.8 million from $126.5 million at September 30, 2019. The increase stemmed from the large influx of EIP deposits in the third quarter of fiscal 2020, as discussed further above under "EIP Program Update." The Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the FRB. At September 30, 2020, the Company did not have any federal funds sold.

The total investment portfolio decreased by $46.5 million, or 3%, to $1.36 billion at September 30, 2020, compared to September 30, 2019, as maturities, sales and principal pay downs exceeded purchases. The Company’s portfolio of securities customarily consists primarily of MBS, which have expected lives much shorter than the stated final maturity, non-bank qualified obligations of states and political subdivisions (“NBQ”) that mature in approximately 15 years or less, and other tax exempt municipal mortgage related pass through securities which have average lives much shorter than their stated final maturities. All MBS held by the Company at September 30, 2020 were issued by a U.S. Government agency or instrumentality. Of the total MBS, which had a fair value of $459.0 million at September 30, 2020, $453.6 million were classified as AFS, and $5.4 million were classified as HTM. Of the total investment securities, which had a fair value of $901.7 million at September 30, 2020, $814.5 million were classified as AFS and $87.2 million were classified as HTM. During fiscal 2020, the Company purchased $229.3 million of investment securities available for sale and did not purchase any investment securities held to maturity or MBS securities.

Loans held for sale at September 30, 2020 totaled $183.6 million, increasing from $148.8 million at September 30, 2019. This increase was primarily driven by the classification of community bank loans expected to sell during the first quarter of fiscal 2021.

The Company’s portfolio of loans and leases receivable decreased by $336.1 million, or 9%, to $3.32 billion at September 30, 2020, from $3.66 billion at September 30, 2019. The decrease was primarily driven by the sale of community banking loans, partially offset by an increase in national lending loans and leases. See Note 5 to the “Notes to Consolidated Financial Statements” of this Annual Report on Form 10-K.

National lending loans and leases increased $379.0 million, or 15%, to $2.83 billion at September 30, 2020 compared to September 30, 2019. Within the national lending portfolio, commercial finance loans and leases increased $391.8 million and warehouse finance loans increased $30.5 million, while the consumer finance portfolio decreased by $44.0 million at September 30, 2020 compared to September 30, 2019.

Community banking loans decreased $716.3 million, or 60%, at September 30, 2020 compared to September 30, 2019, due to reduction in commercial real estate and operating loans of $426.6 million and consumer one-to-four family real estate and other loans of $242.9 million. See Note 3 and Note 5 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Through the Bank, the Company owns stock in the FHLB due to the Bank’s membership and participation in the banking system as well as stock in the Federal Reserve Bank. The FHLB requires a level of stock investment based on a pre-determined formula. The Company’s investment in these stocks decreased by $3.8 million, or 12%, to $27.1 million at September 30, 2020, from $30.9 million at September 30, 2019. The decrease in stock was driven by a decrease in FHLB stock, which directly correlates with lower overnight borrowings balances from the FHLB at September 30, 2020 compared to the prior year.

Total end-of-period deposits increased by $642.2 million, or 15%, to $4.98 billion at September 30, 2020, as compared to September 30, 2019, primarily reflecting the Company's participation in the EIP program. Lower levels of consumer spending and various stimulus payments loaded on partner cards also contributed to the overall increase in total deposits. The increase in end-of-period deposits was partially offset by a decrease in wholesale deposits of $1.2 billion and a decrease in time certificate of deposits of $89.1 million. The decrease in wholesale deposits was primarily due to a shift in the Company's deposit balances from wholesale deposits to noninterest bearing deposits stemming from the balances on the EIP cards. The decrease in certificate of deposits and money market deposits was related to the sale of $290.5 million of total deposits included in the sale of the Community Bank division.

The Company’s total borrowings decreased $763.6 million, or 89%, from $861.9 million at September 30, 2019, to $98.2 million at September 30, 2020, primarily due to decreases in overnight borrowings and long term FHLB advances as the Company used the increase in total deposits to fund loans and lease and investment balances. The Company’s short-term borrowings fluctuate on a daily basis due to the nature of a portion of its noninterest-bearing deposit base, primarily related to payroll processing timing with a higher volume of short-term borrowings on Monday and Tuesday, which are typically paid down throughout the week. This predictable fluctuation may be augmented near a month-end by a prefunding of certain programs. The Bank also has an available no fee line of credit with JP Morgan of $25.0 million with no funds advanced at September 30, 2020.

See Note 13 to the “Notes to Consolidated Financial Statements,” which are included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

At September 30, 2020, the Company’s stockholders’ equity totaled $847.3 million, an increase of $3.4 million from $844.0 million at September 30, 2019. Stockholders’ equity increased primarily as a result of an increase in additional paid in capital, accumulated other comprehensive income, and an increase in retained earnings. At September 30, 2020, the Bank continued to meet regulatory requirements for classification as a well-capitalized institution. See Note 18 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS
The Company’s results of operations are dependent on net interest income, provision for loan and lease losses, noninterest income, noninterest expense and income tax expense. Net interest income is the difference, or spread, between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan and lease demand and deposit flows. Notwithstanding that a significant amount of the Company’s deposits, primarily those attributable to the payments division, pay relatively low rates of interest or none at all, the Company, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities. The provision for loan and lease losses is the adjustment to the allowance for loan and lease losses balance for the applicable period. The allowance for loan and lease losses is management’s estimate of probable loan and lease losses in the lending portfolio based upon loan and lease losses that have been incurred as of the balance sheet date.

The Company’s noninterest income is derived primarily from tax product fees, prepaid cards, credit products, deposit and ATM fees attributable to the payments division and fees charged on bank loans, leases and transaction accounts. Noninterest income is also derived from rental income, net gains on the sale of securities, net gains on the sale of loans and leases, as well as the Company’s holdings of bank-owned life insurance. This income is offset by noninterest expenses, such as compensation and occupancy expenses associated with additional personnel and office locations, as well as card processing expenses and tax product expenses attributable to the payments division. Noninterest expense is also impacted by acquisition-related expenses, operating lease equipment depreciation expense, occupancy and equipment expenses, regulatory expenses, and legal and consulting expenses.

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

Fiscal Year Ended September 30,	2020			2019			2018
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (1)
Interest-earning assets:
Cash & fed funds sold	$1,236,027	$2,824	0.23%	$128,507	$3,494	2.72%	$87,536	$2,249	2.57%
Mortgage-backed securities	367,869	9,028	2.45%	393,322	11,390	2.90%	618,985	15,479	2.50%
Tax exempt investment securities	434,262	7,477	2.18%	852,381	20,742	3.08%	1,381,838	34,402	3.30%
Asset-backed securities	319,258	7,636	2.39%	299,777	10,705	3.57%	167,477	5,773	3.45%
Other investment securities	198,924	4,748	2.39%	164,451	4,870	2.96%	74,491	2,156	2.89%
Total investments	1,320,313	28,889	2.34%	1,709,931	47,707	3.11%	2,242,791	57,810	3.08%
Total commercial finance	2,100,464	169,189	8.05%	1,717,869	169,941	9.89%	474,766	36,726	7.74%
Total consumer finance	254,293	19,808	7.79%	341,176	29,965	8.78%	216,128	15,086	6.98%
Total tax services	148,650	6,390	4.30%	110,503	8,193	7.41%	112,583	819	0.73%
Total warehouse finance	292,952	17,919	6.12%	188,483	11,826	6.27%	14,425	879	6.09%
National Lending loans and leases	2,796,359	213,306	7.63%	2,358,031	219,925	9.33%	817,902	53,510	6.54%
Community Banking loans	975,618	47,822	4.90%	1,180,594	54,603	4.63%	1,009,255	44,965	4.46%
Total loans and leases	3,771,977	261,128	6.92%	3,538,625	274,528	7.76%	1,827,157	98,475	5.39%
Total interest-earning assets	6,328,317	$292,841	4.66%	5,377,063	$325,729	6.16%	4,157,484	$158,534	4.08%
Non-interest-earning assets	881,314			875,124			454,688
Total assets	$7,209,631			$6,252,187			$4,612,172

Interest-bearing liabilities:
Interest-bearing checking	$189,704	$259	0.14%	$136,069	$356	0.26%	$90,199	$211	0.23%
Savings	50,888	18	0.03%	53,434	38	0.07%	56,834	37	0.07%
Money markets	57,573	422	0.73%	60,719	419	0.69%	48,320	123	0.25%
Time deposits	61,837	1,226	1.98%	149,220	2,830	1.90%	130,944	1,803	1.38%
Wholesale deposits	1,081,935	20,691	1.91%	1,772,092	43,005	2.43%	738,796	12,989	1.76%
Total interest-bearing deposits	1,441,937	22,616	1.57%	2,171,534	46,648	2.15%	1,065,093	15,163	1.42%
Overnight fed funds purchased	183,438	2,804	1.53%	300,203	7,484	2.49%	326,786	6,294	1.93%
FHLB advances	106,093	2,638	2.49%	42,712	1,037	2.43%	68,356	947	1.39%
Subordinated debentures	73,718	4,618	6.26%	73,561	4,647	6.32%	73,413	4,488	6.11%
Other borrowings	28,696	1,127	3.93%	44,097	1,706	3.87%	28,014	1,093	3.90%
Total borrowings	391,945	11,187	2.85%	460,573	14,874	3.23%	496,569	12,822	2.58%
Total interest-bearing liabilities	1,833,882	33,803	1.84%	2,632,107	61,522	2.34%	1,561,662	27,985	1.79%
Non-interest bearing deposits	4,396,132	—	—%	2,685,502	—	0.00%	2,455,360	—	—%
Total deposits and interest-bearing liabilities	6,230,014	$33,803	0.54%	5,317,609	$61,522	1.16%	4,017,022	$27,985	0.70%
Other non-interest bearing liabilities	143,772			132,901			100,880
Total liabilities	6,373,786			5,450,510			4,117,902
Shareholders' equity	835,845			801,677			494,270
Total liabilities and stockholders' equity	$7,209,631			$6,252,187			$4,612,172
Net interest income and net interest rate spread including non-interest bearing deposits		$259,038	4.12%		$264,207	5.00%		$130,549	3.38%

Net interest margin			4.09%			4.91%			3.14%
Tax equivalent effect			0.03%			0.11%			0.27%
Net interest margin, tax equivalent (2)			4.12%			5.02%			3.41%
(1) The tax rates used to arrive at the TEY for the fiscal years ended September 30, 2020, 2019, and 2018 were 21%, 21%, and 24.53%, respectively.
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

Fiscal Year Ended September 30,	2020 vs. 2019			2019 vs. 2018
(Dollars in Thousands)	Increase / (Decrease) Due to Volume	Increase / (Decrease) Due to Rate	Total Increase / (Decrease)	Increase / (Decrease) Due to Volume	Increase / (Decrease) Due to Rate	Total Increase / (Decrease)
Interest-earning assets
Cash & fed funds sold	$5,181	$(5,851)	$(670)	$1,107	$138	$1,245
Mortgage-backed securities	(704)	(1,658)	(2,362)	(6,265)	2,176	(4,089)
Tax exempt investment securities	(8,310)	(4,955)	(13,265)	(11,647)	(2,014)	(13,661)
Asset-backed securities	659	(3,726)	(3,069)	4,717	215	4,932
Other investment securities	919	(1,041)	(122)	2,663	51	2,714
Total investments	(8,999)	(9,819)	(18,818)	(11,176)	1,073	(10,103)
Total commercial finance	34,015	(34,767)	(752)	120,394	12,822	133,216
Total consumer finance	(7,033)	(3,124)	(10,157)	10,287	4,591	14,878
Total tax services	2,292	(4,095)	(1,803)	(15)	7,389	7,374
Total warehouse finance	6,396	(303)	6,093	10,923	24	10,947
National Lending loans and leases	37,120	(43,739)	(6,619)	135,737	30,678	166,415
Community Banking Loans	(9,902)	3,121	(6,781)	7,871	1,767	9,638
Total loans and leases	17,364	(30,764)	(13,400)	119,831	56,222	176,053
Total interest-earning assets	$13,546	$(46,434)	$32,888	$109,762	$57,433	$167,195

Interest-bearing liabilities
Interest-bearing checking	$110	$(207)	$(97)	$118	$28	$146
Savings	(2)	(18)	(20)	(2)	3	1
Money markets	(22)	25	3	39	258	297
Time deposits	(1,727)	123	(1,604)	277	749	1,026
Wholesale deposits	(14,450)	(7,864)	(22,314)	23,599	6,417	30,016
Total Interest-bearing deposits	(13,327)	(10,705)	(24,032)	21,132	10,352	31,484
Overnight fed funds purchased	(2,346)	(2,334)	(4,680)	(545)	1,735	1,190
FHLB advances	1,575	26	1,601	(444)	534	90
Subordinated debentures	10	(39)	(29)	9	151	160
Other borrowings	(604)	25	(579)	622	(9)	613
Total borrowings	(2,072)	(1,615)	(3,687)	(982)	3,034	2,052
Total interest-bearing liabilities	$(15,399)	$(12,320)	$(27,719)	$20,150	$13,386	$33,536

Net effect on net interest income	$28,945	$(34,114)	$5,169	$89,612	$44,047	$133,659

Comparison of Operating Results for the Fiscal Years Ended
September 30, 2020 and September 30, 2019

General
The Company recorded net income of $104.7 million, or $2.94 per diluted share, for the fiscal year ended September 30, 2020, compared to $97.0 million, or $2.49 per diluted share, for the fiscal year ended September 30, 2019, an increase of $7.7 million. Total revenue for fiscal 2020 was $498.8 million, compared to $486.8 million for fiscal 2019, an increase of 2%. The increase in net income and revenue was primarily due to an increase in noninterest income and a decrease in noninterest expense, partially offset by a slight decrease in net interest income.

Net Interest Income
Net interest income for fiscal 2020 decreased by $5.2 million, or 2%, to $259.0 million from $264.2 million for the same period of the prior year. The decrease in net interest income was primarily due to a decrease in interest income of 10% to $292.8 million for fiscal 2020, from $325.7 million for the same period of the prior year. The decrease in interest income was primarily driven by lower overall loan balances and yields realized on the loan and lease portfolios along with a decrease in investment security balances, partially offset by a reduction in total interest expense. The average balance of loans and leases as a percentage of interest-earning assets for the fiscal year ended September 30, 2020 decreased to 60%, from 66% for the fiscal year ended September 30, 2020, while the average balance of total investments as a percentage of interest-earnings assets decreased to 21%, from 32% over that same period.

NIM was 4.09% for fiscal 2020, a decrease of 82 basis points from 4.91% in fiscal 2019. NIM,TE was 4.12% in fiscal 2019, an decrease of 90 basis points from 5.02% in fiscal 2019. The decreases in NIM and NIM, TE in fiscal 2020, compared to the same period of the prior year were primarily attributable to the increase in deposit balances related to the EIP program. This short term influx of deposits also led to excess cash balances held at the Federal Reserve during the current period, which yielded approximately 10 basis points in interest income, and increased the quarterly average of interest-earning assets compared to previous periods. This increase of lower-yielding cash balances resulted in a drag to the overall yield on total interest-earning assets during the current period.

The overall reported tax equivalent yield ("TEY") on average interest-earning assets decreased by 150 basis points to 4.66% when comparing fiscal 2020 to fiscal 2019. The reduction was driven primarily by excess low-yielding cash held at the Federal Reserve, along with a lower interest rate environment. The yield on the national lending portfolio decreased by 170 basis points while the yield on the community banking loan portfolio increased by 27 basis points. The fiscal 2020 TEY on the securities portfolio decreased by 77 basis points to 2.34% as compared to the same period of the prior year.

The Company's average interest earning assets for fiscal 2020 increased $951.3 million, or 18%, to $6.33 billion, from $5.38 billion during 2019. The increase was primarily attributable to increases in average cash balances of $1.11 billion, average loan and lease balances of $233.4 million, partially offset by a decrease in total average investment securities of $389.6 million. The increase in average cash balances was due to the effects of the EIP program. The increase in the Company's average loan and lease balances was driven by an increase in national lending loans of $438.3 million, partially offset by a reduction $205.0 million in community banking loans. The decrease average investments was driven by the Company continuing to utilize sales of securities and cash flow from its amortizing securities portfolio to fund loan growth.

The Company’s average balance of total deposits and interest-bearing liabilities increased $912.4 million, or 17%, to $6.23 billion during fiscal 2020, from $5.32 billion during 2019. This increase was primarily due to increases in average noninterest-bearing deposits of $1.71 billion, partially offset by a decrease in average wholesale deposits of $690.2 million and a decrease in the average balance of total borrowings of $68.6 million.

Overall, the Company’s cost of funds for all deposits and borrowings averaged 0.54% during fiscal 2020, compared to 1.16% during fiscal 2019. The cost of deposits was 0.39% during fiscal 2020, compared to 0.96% during fiscal 2019. This decrease was primarily due to a decrease in overnight borrowings rates as well as an increase in the average balance of the Company's noninterest-bearing deposits, mainly due to the EIP program noted above. The Company believes that its growing, lower-cost deposit base gives it a distinct and significant competitive advantage, and even more so if interest rates rise, because the Company anticipates that its cost of funds will likely remain relatively low, increasing less than at many other banks.

Provision for Loan and Lease Losses
In fiscal 2020, the Company recorded $64.8 million in provision for loan and lease losses, compared to $55.7 million in fiscal 2019. The increase in provision was primarily within the retained community bank, commercial finance, and tax services portfolios, partially offset by a decrease in the consumer finance portfolio. Provision increases in the community bank and commercial finance portfolios were primarily attributable to movie theater, hospitality, and small ticket equipment finance relationships that have experienced ongoing stress related to the COVID-19 pandemic. Based on the Company's ongoing assessment of the COVID-19 pandemic, the Company recognized an additional provision for loan and lease losses of $26.4 million during the fiscal year ended September 30, 2020. The Company will continue to assess the impact to their customers and businesses as a result of COVID-19 and refine their estimate as more information becomes available. Additional provisions were also applied to loans and leases that received short-term payment deferrals. Also see Note 5 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Noninterest Income
Noninterest income increased by $17.2 million, or 8%, to $239.8 million for fiscal 2020 from $222.5 million for fiscal 2019. This increase was largely due to the gain on sale of divestiture of $19.3 million related to the sale of the Community Bank division, as well as increases in other income of $4.7 million and rental income of $3.8 million. The increase in noninterest income was partially offset by a decrease in total tax product fee income of $6.0 million, a reduction in gain on sale of other of $3.4 million, a reduction in gain on sale of investments of $0.7 million, and a decrease in card fee income of $0.6 million.

Noninterest Expense
Noninterest expense decreased by $14.1 million, or 4%, to $319.1 million for fiscal 2020 from $333.2 million for fiscal 2019. This decrease in noninterest expense was largely driven by a decrease in compensation expense of $19.6 million, a decrease in impairment expense of $7.7 million, a decrease in intangible amortization expense of $6.7 million, and a decrease in occupancy and equipment expense of $1.1 million. The decrease in noninterest expense was partially offset by increases of $8.7 million in other expense, $6.7 million in operating depreciation expense, $3.5 million in legal and consulting expense, and $2.3 million in card processing expense.

Income Tax Expense
The Company recorded an income tax expense of $5.7 million for fiscal 2020, resulting in an effective tax rate of 4.9%, compared to an income tax benefit of $3.4 million and an effective tax rate of (3.4)%, in fiscal 2019. The recorded income tax expense during the period was primarily due to a reduction in investment tax credits from originated solar leases in fiscal year 2020 as compared to the fiscal year 2019. The Company originated $77.8 million in solar leases for the 2020 fiscal year, compared to $104.4 million during the 2019 fiscal year. Investment tax credits related to solar leases are recognized ratably based on income throughout each fiscal year. The timing and impact of future solar tax credits are expected to vary from period to period, and Meta intends to undertake only those tax credit opportunities that meet the Company's underwriting and return criteria.

Comparison of Operating Results for the Fiscal Years Ended
September 30, 2019, and September 30, 2018

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

Net Interest Income
Net interest income for fiscal 2019 increased by $133.7 million, or 102%, to $264.2 million from $130.5 million for the prior year. NIM increased to 4.91% in fiscal 2019 as compared to 3.14% in fiscal 2018. The increase in net interest income was primarily due to an increase in interest income of 105% to $325.7 million from $158.5 million for the prior year. The increase in interest income was primarily due to an increase in the Company’s average earning assets of 29% to $5.38 billion during fiscal 2019 from $4.16 billion during 2018.

The increase in average earnings assets was primarily attributable to growth in the Company's average loan and lease portfolio of $1.71 billion, of which $1.54 billion was related to an increase in National Lending loans and leases and $171.3 million was related to Community Banking loans. This increase was partially offset by a decrease in total investment securities of $532.9 million, which decreased as the Company continued to utilize sales of securities and cash flow from its amortizing securities portfolio to fund loan growth.

The Company’s average balance of total deposits and interest-bearing liabilities increased $1.3 billion, or 32%, to $5.32 billion during fiscal 2019 from $4.02 billion during 2018. This increase was primarily due to increases in average wholesale deposits of $1.03 billion and average noninterest-bearing deposits of $230.1 million, partially offset by a decrease in the average balance of total borrowings of $36.0 million.

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

Provision for Loan Losses
In fiscal 2019, the Company recorded $55.7 million in provision for loan losses, compared to $29.4 million in fiscal 2018. The increase in provision expense was primarily driven by loan and lease growth and increased net charge-offs within the commercial finance portfolio. During fiscal year 2019, the Company had net charge-offs of $24.9 million within its tax services portfolio, all of which were fully reserved for.

Non-Interest Income
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

Non-Interest Expense
Non-interest expense increased by $104.9 million, or 46%, to $333.2 million for fiscal 2019 from $228.2 million for fiscal 2018, primarily due to a full year of expenses attributable to the Crestmark division. This increase in noninterest expense was largely driven by an increase in compensation expense of $46.8 million and operating depreciation expense of $20.8 million when compared to the prior year. Also contributing to the increase when comparing fiscal 2019 to 2018, were increases in other expense of $14.4 million, impairment expense of $9.6 million, occupancy and equipment expense of $8.3 million and intangible amortization expense of $8.1 million. The increase in compensation and benefits was primarily due to the addition of Crestmark division employees and new hires in the second half of fiscal 2018 in support of Meta's National Lending and other business initiatives. The increase in operating depreciation expense was attributable to the Crestmark division. The impairment expense included $9.5 million related to the DC Solar relationship.

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

Asset Quality

At September 30, 2020, non-performing assets, consisting of non-accruing loans and leases, accruing loans and leases delinquent 90 days or more, foreclosed real estate, repossessed property, and non-performing operating leases, totaled $48.0 million, or 0.79% of total assets, compared to $56.5 million, or 0.91% of total assets, at September 30, 2019. The decrease in NPAs was primarily attributable to a reduction of foreclosed real estate, partially offset by an increase in the commercial finance portfolio. As of September 30, 2020, the Company had non-accruing loans and leases totaling $24.0 million and foreclosed and repossessed assets of approximately $10.0 million, or 0.2% of total assets.

During the fiscal 2020 first quarter, the Company disposed of assets related to a previously disclosed Community Bank agricultural relationship that were held in other real estate owned (“OREO”), which represented 46 basis points of nonperforming assets as of September 30, 2019.

The Company maintains an allowance for loan and lease losses because it is probable that some loans and leases may not be repaid in full. At September 30, 2020, the Company had an allowance for loan and lease losses of $56.2 million as compared to $29.1 million at September 30, 2019. The increase was driven by a $15.3 million increase in the commercial finance portfolio and a $14.2 million increase in the retained community bank portfolio, partially offset by a $2.5 million decrease in the consumer finance portfolio.

The following table presents the Company's allowance for loan and lease losses as a percentage of its total loans and leases.

	As of the Period Ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019

Commercial finance	1.30%	1.36%	1.28%	0.80%	0.76%
Consumer finance	1.64%	1.75%	1.74%	2.22%	2.30%
Tax services	0.06%	59.67%	22.22%	1.62%	—%
Warehouse finance	0.10%	0.10%	0.10%	0.10%	0.10%
National Lending	1.20%	1.68%	1.92%	0.90%	0.86%
Community Banking	4.59%	2.55%	1.49%	0.68%	0.68%
Total loans and leases	1.70%	1.88%	1.81%	0.84%	0.80%
Allowance for loan and lease losses as a percentage of the total loan and lease portfolio was 1.70% at September 30, 2020, compared to 0.80% at September 30, 2019. This increase was primarily due to the Company's continued assessment of the risks associated with the ongoing COVID-19 pandemic. The increase in the total Company coverage ratio was due to increases to the coverage ratio within the retained community bank portfolio and the commercial finance portfolio due to identified risks impacting its movie theater, hospitality, and small ticket equipment finance relationships stemming from the ongoing COVID-19 pandemic.

The ultimate impact of the COVID-19 pandemic on the Company's loan and lease portfolio is difficult to predict due to the unprecedented uncertainty. Due to this uncertainty, management has performed an evaluation of the loan and lease portfolio in order to assess the impact on repayment sources and underlying collateral that could result in additional losses. The framework for the analysis was based on the Company's then-current allowance for loan and lease losses ("ALLL") methodology with additional considerations. From this impact assessment, additional reserve levels were estimated by increasing qualitative factors. The additional reserves were estimated for loans that were granted short-term payment deferrals related to financial stress stemming from the COVID-19 pandemic along with other loans within certain high risk industries. Loans within these high risk industries include the Community Bank's, movie theater and hospitality loans as well as the Company's small ticket equipment finance relationships within its commercial finance portfolio.

Based on the Company's ongoing assessment of the COVID-19 pandemic, the Company recognized an additional provision for loan and lease losses of $26.4 million during the year ended September 30, 2020. The Company will continue to assess the impact to their customers and businesses as a result of COVID-19 and refine their estimate as more information becomes available.

When adding the $2.8 million balance of the credit mark to the allowance for loan and lease losses, the commercial finance coverage ratio increases to 1.41% and the total loans and leases coverage ratio increases to 1.77%, as of September 30, 2020. Within commercial finance, the coverage ratio on Crestmark division loans and leases was 1.42% at September 30, 2020, as compared to 0.88% at September 30, 2019, and the coverage ratio on the insurance premium finance portfolio over those same periods were 0.63% and 0.28%, respectively.

During fiscal year 2020, the Company had net charge-offs of $37.7 million, of which $22.0 million were related to the tax services portfolio. The charge-offs within the tax services portfolio were fully reserved for.

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the appropriateness of its allowance for loan and lease losses. The Company continued to assess each of its loan and lease portfolios during the fiscal fourth quarter and increased its allowance for loan and lease losses as a percentage of total loans and leases in the community bank and commercial finance portfolios primarily as a result of the ongoing COVID-19 pandemic, as noted above. Tax services coverage rates were driven only by typical seasonal activity and are not expected to be materially impacted by COVID-19 as the tax lending season is now complete. The Company expects to continue to diligently monitor the allowance for loan and lease losses and adjust as necessary in future periods to maintain an appropriate and supportable level.

Management believes that, based on a detailed review of the loan and lease portfolio, historic loan and lease losses, current economic conditions, the size of the loan and lease portfolio and other factors, the level of the allowance for loan and lease losses at September 30, 2020 reflected an appropriate allowance against probable incurred losses from the lending portfolio. Although the Company maintains its allowance for loan and lease losses at a level it considers to be appropriate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan and lease losses will not be required in future periods. In addition, the Company’s determination of the allowance for loan and lease losses is subject to review by the OCC, which can require the establishment of additional general or specific allowances.

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

At September 30, 2020, $5.1 million of the allowance for loan and lease losses was allocated to impaired loans and leases. See Note 5 of the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. $3.8 million of the total allowance was allocated to other identified problem loans and loan relationships, representing 1.2% of the related loan and lease balances, and $47.3 million of the total allowance, representing 1.6% of the related loan and lease balances, was allocated to the remaining overall loan and lease portfolio based on historical loss experience and qualitative factors. At September 30, 2019, $1.9 million of the allowance for loan and lease losses was allocated to impaired loans and leases. $2.6 million of the total allowance was allocated to other identified problem loan and lease situations or 1.8% of related loan and lease balances, and $24.6 million of the total allowance, representing 0.7%, was allocated against losses from the overall loan and leases portfolio based on historical loss experience and qualitative factors.

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

The level of potential problem loans and leases is another predominant factor in determining the relative level of risk in the loan and lease portfolio and in determining the appropriate level of the allowance for loan and lease losses. Potential problem loans and leases are generally defined by management to include loans and leases rated as substandard by management that are not considered impaired (i.e., non-accrual loans and leases and accruing troubled debt restructurings), but there are circumstances that create doubt as to the ability of the borrower to comply with repayment terms. The decision of management to include performing loans and leases in potential problem loans and leases does not necessarily mean that the Company expects losses to occur, but that management recognizes a higher degree of risk associated with these loans and leases. The loans and leases that have been reported as potential problem loans and leases are predominantly commercial loans and leases covering a diverse range of businesses and real estate property types. At September 30, 2020, potential problem loans and leases totaled $67.9 million compared to $41.2 million at September 30, 2019.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, derived principally through its payments division, principal and interest payments on loans and leases and MBS, and maturing investment securities. In addition, the Company utilizes wholesale deposit sources to provide temporary funding when necessary or when favorable terms are available. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are influenced by the level of interest rates, general economic conditions and competition. The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposit and loan commitments, to maintain liquidity, and to meet operating expenses.

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

The primary investing activities of the Company are the origination of loans and leases, the acquisitions of companies and the purchase of securities. During the fiscal years ended September 30, 2020, 2019 and 2018, the Company originated loans and leases totaling $9.79 billion, $10.97 billion and $4.39 billion, respectively. Purchases of loans and leases totaled $151.4 million, $278.1 million, and $165.7 million during the fiscal years ended September 30, 2020, 2019 and 2017. During the fiscal years ended September 30, 2020, 2019 and 2018, the Company purchased MBS and other securities in the amount of $297.8 million, $653.2 million and $849.5 million, respectively. Of these purchases, there were no securities designated as held to maturity in fiscal 2020 and fiscal 2019 and $0.9 million designated as held to maturity in fiscal 2018.

At September 30, 2020, the Company had unfunded loan and lease commitments of $1.22 billion. See Note 19 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certificates of deposit scheduled to mature in one year or less at September 30, 2020 totaled $248.0 million, of which $230.6 million were wholesale time deposits and $17.4 million were non-wholesale time deposits. Management believes that loan repayment and other sources of funds will be adequate to meet the Company’s foreseeable short- and long-term liquidity needs.

The following table summarizes the Company’s significant contractual obligations at September 30, 2020.

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(Dollars in Thousands)
Time deposits	$20,223	$17,409	$2,814	$—	$—
Wholesale time deposits	253,949	230,562	23,387	—	—
Long-term borrowings	98,224	5,441	4,589	726	87,468
Operating leases	31,348	3,742	6,278	5,563	15,765
Total	$403,744	$257,154	$37,068	$6,289	$103,233

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

In 2016, the Company completed a public offering of $75.0 million of its 5.75% fixed-to-floating rate subordinated debentures due August 15, 2026. The debentures can be redeemed in whole or in part at par by the Company on any interest payment date on or after August 15, 2021, with regulatory approval.

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

The Company and the Bank met regulatory requirements for classification as well-capitalized institutions at September 30, 2020. Based on current and expected continued profitability and subject to continued access to capital markets, management believes that the Company and the Bank will continue to meet the capital conservation buffer of 2.5% in addition to required minimum capital ratios. See Note 18 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Off-Balance Sheet Financing Arrangements

For discussion of the Company’s off-balance sheet financing arrangements, see Note 19 of “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Depending on the extent to which the commitments or contingencies described in Note 19 occur, the effect on the Company’s capital and net income could be significant.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and Notes thereto presented in this Annual Report on Form 10-K have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Company’s operations. Unlike most industrial companies, virtually all the assets and liabilities of the Company are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services. There have not been any material effects on Meta's business due to inflation during any of the last three fiscal years.

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

Allowance for Loan and Lease Losses
The Company’s allowance for loan and lease losses methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans and leases and other factors. Quantitative factors also incorporate known information about individual loans and leases, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries. Size and complexity of individual credits in relation to loan and lease structure, existing loan and lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Although management believes the levels of the allowance as of both September 30, 2020 and September 30, 2019 were adequate to absorb probable incurred losses inherent in the loan and lease portfolio, a decline in local economic conditions or other factors could result in increasing losses.

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

The excess of consideration paid over the fair value of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired, including identifiable intangible assets, liabilities assumed, and any non-controlling interest often requires the use of significant estimates and assumptions. This may involve estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques such as estimates of attrition, inflation, asset growth rates, discount rates, multiples of earnings or other relevant factors. In addition, the determination of the useful lives over which an intangible asset will be amortized is subjective. See Note 10. Goodwill and Intangibles to the Consolidated Financial Statements for further information.

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

The Company’s cost of funds responds to changes in interest rates due to the relatively short-term nature of its wholesale deposit portfolio, and due to the relatively short-term nature of its borrowed funds. The Company believes that its growing portfolio of longer duration, low-cost deposits generated from its payments division provides a stable and profitable funding vehicle, but also subjects the Company to greater risk in a falling interest rate environment than it would otherwise have without this portfolio. This risk is due to the fact that, while asset yields may decrease in a falling interest rate environment, the Company cannot significantly reduce interest costs associated with these deposits, which thereby compresses the Company’s NIM.

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

The Company was within Board approved policy limits for all interest rate scenarios using the snapshot as of September 30, 2020. The tables below show the results of the scenarios as of September 30, 2020 and 2019:

Net Sensitive Earnings at Risk
Balances as of September 30, 2020		Change in Interest Income/Expense for a given change in interest rates
		Over / (Under) Base Case Parallel Shift
(Dollars in Thousands)	Book Value	-200(1)	-100	Base	100	200	300	400
Total Interest-Sensitive Income	5,273,791	—	246,070	251,977	275,320	298,406	322,340	346,057
Total Interest-Sensitive Expense	633,326	—	1,868	2,337	5,433	8,542	11,666	14,802
Net Interest-Sensitive Income		—	244,202	249,640	269,887	289,864	310,674	331,255

Percentage Change from Base		—%	-2.2%	—%	8.1%	16.1%	24.4%	32.7%
Board Policy Limits		—%	-8.0%	—%	-8.0%	-10.0%	-15.0%	-20.0%
(1) A -200 basis point parallel shift was not analyzed by the Company at September 30, 2020.

Net Sensitive Earnings at Risk
Balances as of September 30, 2019		Change in Interest Income/Expense for a given change in interest rates
		Over / (Under) Base Case Parallel Shift
(Dollars in Thousands)	Book Value	-200	-100	Base	100	200	300	400
Total Interest-Sensitive Income	5,110,297	255,078	273,295	295,093	317,174	338,529	359,365	380,099
Total Interest-Sensitive Expense	2,753,548	17,614	33,696	50,985	67,906	84,636	101,369	118,102
Net Interest-Sensitive Income		237,464	239,599	244,108	249,268	253,893	257,996	261,997

Percentage Change from Base		-2.7%	-1.8%	—%	2.1%	4.0%	5.7%	7.3%
Board Policy Limits		-12.0%	-8.0%	—%	-8.0%	-10.0%	-15.0%	-20.0%

The EAR analysis reported at September 30, 2020 shows that Total Interest Sensitive Income will change more rapidly than Total Interest Sensitive Expense over the next year.

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

The Company was within Board policy limits for all scenarios. The tables below show the results of the scenario as of September 30, 2020 and 2019:

Economic Value Sensitivity

Balances as of September 30, 2020	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-200(1)	-100	100	200	300	400
Percentage Change from Base	—%	-9.4%	9.2%	15.7%	20.6%	24.8%
Board Policy Limits	—%	-10.0%	-10.0%	-20.0%	-25.0%	-35.0%
(1) A -200 basis point parallel shift was not analyzed by the Company at September 30, 2020.

Balances as of September 30, 2019	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-200	-100	100	200	300	400
Percentage Change from Base	-9.2%	-4.0%	1.9%	2.1%	1.6%	0.9%
Board Policy Limits	-20.0%	-10.0%	-10.0%	-20.0%	-25.0%	-35.0%

The EVE at risk reported at September 30, 2020 shows that the economic value of equity position will be more sensitive to changes in interest rates than the prior period due to the large amount of non-interest bearing funding compared with the prior period.

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
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Meta Financial Group, Inc.
Sioux Falls, South Dakota

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of Meta Financial Group, Inc. and Subsidiaries (the "Company") as of September 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the years ended September 30, 2020 and 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for the years ended September 30, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 30, 2020 expressed an unqualified opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses - General Reserve Qualitative Adjustment

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for loan losses is a valuation account that reflects the Company’s estimate of incurred losses in its loan portfolio to the extent they are both probable and reasonable to estimate. The allowance for loan losses was $56.2 million at September 30, 2020, which consists of two components: the valuation allowance for loans individually evaluated for impairment (“specific reserves”), representing $5.1 million, and the valuation allowance for loans collectively evaluated for impairment (“general reserves”), representing $51.1 million. The general reserve component is based on a quantitative and qualitative analysis. The calculation of the allowance for loan losses involves significant and subjective assumptions which require a high degree of judgment relating to: 1) the general economic environment in the Company’s markets, including economic conditions throughout the Midwest, 2) the size and complexity of individual credits in relation to loan and lease structure, 3) existing loan and lease policies and the pace of portfolio growth, and 4) the expected impact of the disruption of the COVID-19 pandemic on the Company’s loan customers and the related impact on credit risk. General reserves at September 30, 2020 include qualitative adjustments of $26.4 million attributed to the estimated impact of the disruption of the COVID-19 pandemic on the Company’s loan customers. Changes in these assumptions could have a material effect on the Company’s financial results.

The qualitative adjustment for the general reserve includes consideration of: changes in lending and leasing policies and procedures, changes in national and local economic and business conditions and developments, including the disruptive impact of the COVID-19 pandemic, changes in the nature and volume of the loan and lease portfolio, changes in lending and leasing management and staff, trends in past due, classified, nonaccrual, and other loan and lease categories, changes in the Company’s loan and lease review system and oversight, changes in collateral and residual values, credit concentration risk, and the regulatory and legal requirements and environment.

The qualitative adjustments contribute significantly to the general reserve component of the allowance for loan losses. Management’s identification and analysis of these considerations and related adjustments requires significant judgment. We identified the estimate of the qualitative adjustment of the general reserve for the commercial real estate segment in the community banking portfolio and the commercial finance segment in the national lending portfolio (“identified segments”) as a critical audit matter as they represent a significant portion of the total qualitative adjustment and because management’s estimate relies on a qualitative analysis to determine a quantitative adjustment which required especially subjective auditor judgment.

The primary procedures we performed to address this critical audit matter included:

•Testing the effectiveness of controls over the evaluation of the general reserve qualitative adjustments for the identified segments, including controls addressing:
◦Management's review of the accuracy of data inputs used as the basis for the allowance allocations resulting from the qualitative adjustments.
◦Management's review of the reasonableness of the judgments and assumptions used to develop the qualitative adjustments for the general reserve.
◦Management's review of the mathematical accuracy of the allowance calculation.
•Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the general reserve qualitative adjustments for the identified segments which included:
◦Evaluation of the completeness and accuracy of data inputs used as a basis for the adjustments relating to qualitative general reserve factors.
◦Evaluation of the reasonableness of management’s judgements related to the qualitative and quantitative assessment of the data used in the determination of the general reserve qualitative adjustments and the resulting allocation to the allowance. Among other procedures, our evaluation considered, evidence from internal and external sources, loan portfolio performance and whether such assumptions were applied consistently period to period.
◦Analytically evaluating the qualitative adjustment year over year for directional consistency and testing for reasonableness, including the qualitative adjustment attributed to the estimated impact of the disruption of the COVID-19 pandemic on the Company’s loan customers.
◦Testing the mathematical accuracy of the allowance calculation, including the application of the qualitative adjustments.

/s/ Crowe LLP

We have served as the Company’s auditor since 2018.

Grand Rapids, Michigan
November 30, 2020

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Meta Financial Group, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows of Meta Financial Group, Inc. and subsidiaries (the Company) for the year ended September 30, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.
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

Des Moines, Iowa
November 29, 2018

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition

(Dollars in Thousands, Except Share and Per Share Data)
ASSETS	September 30, 2020	September 30, 2019
Cash and cash equivalents	$427,367	$126,545
Investment securities available for sale, at fair value	814,495	889,947
Mortgage-backed securities available for sale, at fair value	453,607	382,546
Investment securities held to maturity, at cost	87,183	127,582
Mortgage-backed securities held to maturity, at cost	5,427	7,182
Loans held for sale	183,577	148,777
Loans and leases	3,322,765	3,658,847
Allowance for loan and lease losses	(56,188)	(29,149)
Federal Reserve Bank and Federal Home Loan Bank stocks, at cost	27,138	30,916
Accrued interest receivable	16,628	20,400
Premises, furniture, and equipment, net	41,608	45,932
Rental equipment, net	205,964	208,537
Bank-owned life insurance	92,315	89,827
Foreclosed real estate and repossessed assets, net	9,957	29,494
Goodwill	309,505	309,505
Intangible assets	41,692	52,810
Prepaid assets	8,328	9,476
Deferred taxes, net	17,723	18,884
Other assets	82,983	54,832

Total assets	$6,092,074	$6,182,890

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing checking	$4,356,630	$2,358,010
Interest-bearing checking	157,571	185,768
Savings deposits	47,866	49,773
Money market deposits	48,494	76,911
Time certificates of deposit	20,223	109,275
Wholesale deposits	348,416	1,557,268
Total deposits	4,979,200	4,337,005
Short-term borrowings	—	646,019
Long-term borrowings	98,224	215,838
Accrued interest payable	1,923	9,414
Accrued expenses and other liabilities	165,419	130,656
Total liabilities	5,244,766	5,338,932

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued, none outstanding at September 30, 2020 and 2019, respectively	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 34,479,164 and 37,821,508 shares issued, 34,360,890 and 37,807,064 shares outstanding at September 30, 2020 and 2019, respectively	344	378
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at September 30, 2020 and 2019, respectively	—	—
Additional paid-in capital	594,569	580,826
Retained earnings	234,927	252,813
Accumulated other comprehensive income	17,542	6,339
Treasury stock, at cost, 118,274 and 14,444 common shares at September 30, 2020 and 2019, respectively	(3,677)	(445)
Total equity attributable to parent	843,705	839,911
Noncontrolling interest	3,603	4,047
Total stockholders' equity	847,308	843,958

Total liabilities and stockholders’ equity	$6,092,074	$6,182,890
See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Fiscal Years Ended September 30,
(Dollars in Thousands, Except Share and Per Share Data)	2020	2019	2018
Interest and dividend income:
Loans and leases, including fees	$261,128	$274,528	$98,475
Mortgage-backed securities	9,028	11,390	15,479
Other investments	22,685	39,811	44,580
	292,841	325,729	158,534
Interest expense:
Deposits	22,616	46,648	15,163
FHLB advances and other borrowings	11,187	14,874	12,822
	33,803	61,522	27,985

Net interest income	259,038	264,207	130,549

Provision for loan and lease losses	64,776	55,650	29,432

Net interest income after provision for loan and lease losses	194,262	208,557	101,117

Noninterest income:
Refund transfer product fees	36,061	39,198	41,879
Tax advance product fees	31,826	34,687	35,703
Payment card and deposit fees	87,379	87,130	97,920
Other bank and deposit fees	1,310	1,942	977
Rental income	44,826	41,053	7,333
Gain (loss) on sale of securities available for sale, net (Includes $51, $729, and $(8,177) reclassified from accumulated other comprehensive income (loss) for net gain (loss) on securities available for sale for the fiscal years ended September 30, 2020, 2019 and 2018, respectively)	51	729	(8,177)
Gain on divestitures	19,275	—	—
Gain on sale of other	4,425	7,831	561
Other income	14,641	9,975	8,329
Total noninterest income	239,794	222,545	184,525

Noninterest expense:
Compensation and benefits	136,247	155,811	109,044
Refund transfer product expense	7,644	7,526	11,750
Tax advance product expense	2,723	3,102	1,817
Card processing	25,956	23,677	26,283
Occupancy and equipment expense	26,995	28,071	19,740
Operating lease equipment depreciation	32,831	26,181	5,386
Legal and consulting	20,858	17,310	15,064
Intangible amortization	10,997	17,711	9,641
Impairment expense	1,982	9,660	18
Other expense	52,818	44,111	29,489
Total noninterest expense	319,051	333,160	228,232

Income before income tax expense	115,005	97,942	57,410

Income tax expense (benefit) (Includes $13, $184, and $(2,330) reclassified from accumulated other comprehensive income (loss) for the fiscal years ended September 30, 2020, 2019 and 2018, respectively)	5,661	(3,374)	5,117

Net income before noncontrolling interest	109,344	101,316	52,293
Net income attributable to noncontrolling interest	4,624	4,312	673
Net income attributable to parent	$104,720	$97,004	$51,620

Earnings per common share:
Basic	$2.94	$2.49	$1.68
Diluted	$2.94	$2.49	$1.67
See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	For Fiscal Years Ended September 30,
(Dollars in Thousands)	2020	2019	2018
Net income before noncontrolling interest	$109,344	$101,316	$52,293

Other comprehensive income (loss):
Change in net unrealized gain (loss) on debt securities	15,164	53,739	(66,053)
(Gain) loss realized in net income	(51)	(729)	8,177
	15,113	53,010	(57,876)
Unrealized gain (loss) on currency translation	(101)	(122)	3
Deferred income tax effect	3,809	12,963	(15,596)
Total other comprehensive income (loss)	11,203	39,925	(42,277)
Total comprehensive income	120,547	141,241	10,016
Total comprehensive income attributable to noncontrolling interest	4,624	4,312	673
Comprehensive income attributable to parent	$115,923	$136,929	$9,343
See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Fiscal Years Ended September 30, 2018, 2019 and 2020

	Meta Financial Group Stockholder's Equity
(Dollars in Thousands, Except Share and Per Share Data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Meta Stockholders’ Equity	Non-controlling Interest	Total Equity

Balance, September 30, 2017	$288	$258,144	$167,164	$9,166	$(266)	$434,496	$—	$434,496
Cash dividends declared on common stock ($0.18 per share)	—	—	(5,736)	—	—	(5,736)	—	(5,736)
Issuance of common shares due to exercise of stock options	1	147	—	—	—	148	—	148
Issuance of common shares due to restricted stock	4	—	—	—	—	4	—	4
Issuance of common shares due to ESOP	1	1,605	—	—	—	1,606	—	1,606
Issuance of common shares due to acquisition	99	295,667	—	—	—	295,766	—	295,766
Shares repurchased	—	(875)	—	—	(1,723)	(2,598)	—	(2,598)
Stock compensation	—	11,123	—	—	—	11,123	—	11,123
Net change in unrealized losses on securities, net of income taxes	—	—	—	(42,277)	—	(42,277)	—	(42,277)
Net income	—	—	51,620	—	—	51,620	673	52,293
Noncontrolling interests due to acquisition	—	—	—	—	—	—	3,167	3,167
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(266)	(266)
Balance, September 30, 2018	$393	$565,811	$213,048	$(33,111)	$(1,989)	$744,152	$3,574	$747,726

Balance, September 30, 2018	$393	$565,811	$213,048	$(33,111)	$(1,989)	$744,152	$3,574	$747,726
Adoption of Accounting Standards Update 2014-09, net of income taxes	—	—	1,502	—	—	1,502	—	1,502
Adoption of Accounting Standards Update 2016-01, net of income taxes	—	—	475	(475)	—	—	—	—
Cash dividends declared on common stock ($0.20 per share)	—	—	(7,760)	—	—	(7,760)	—	(7,760)
Issuance of common shares due to exercise of stock options	—	44	—	—	—	44	—	44
Issuance of common shares due to restricted stock	3	—	—	—	—	3	—	3
Issuance of common shares due to ESOP	—	2,011	—	—	—	2,011	—	2,011
Shares repurchased	(18)	18	(46,500)	—	(3,412)	(49,912)	—	(49,912)
Retirement of treasury stock	—	—	(4,956)	—	4,956	—	—	—
Stock compensation	—	12,942	—	—	—	12,942	—	12,942
Total other comprehensive income	—	—	—	39,925	—	39,925	—	39,925
Net income	—	—	97,004	—	—	97,004	4,312	101,316
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(3,839)	(3,839)
Balance, September 30, 2019	$378	$580,826	$252,813	$6,339	$(445)	$839,911	$4,047	$843,958

Balance, September 30, 2019	$378	$580,826	$252,813	$6,339	$(445)	$839,911	$4,047	$843,958
Cash dividends declared on common stock ($0.20 per share)	—	—	(7,100)	—	—	(7,100)	—	(7,100)
Issuance of common shares due to exercise of stock options	1	265	—	—	—	266	—	266
Issuance of common shares due to restricted stock	2	—	—	—	—	2	—	2
Issuance of common shares due to ESOP	1	3,219	—	—	—	3,220	—	3,220
Shares repurchased	(38)	38	(115,506)	—	(3,232)	(118,738)	—	(118,738)
Stock compensation	—	10,221	—	—	—	10,221	—	10,221
Total other comprehensive income	—	—	—	11,203	—	11,203	—	11,203
Net income	—	—	104,720	—	—	104,720	4,624	109,344
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(5,068)	(5,068)
Balance, September 30, 2020	$344	$594,569	$234,927	$17,542	$(3,677)	$843,705	$3,603	$847,308
See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Fiscal Years Ended September 30,
(Dollars in Thousands)	2020	2019	2018
Cash flows from operating activities:
Net income before noncontrolling interest	$109,344	$101,316	$52,293
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	60,745	55,149	37,722
Stock compensation	10,221	12,942	11,123
Provision (recovery):
Loan and lease losses	64,776	55,650	29,432
Deferred taxes	(2,347)	(14,301)	6,530
Loans held for sale:
Originations	(98,798)	(171,260)	(1,691)
Purchases	—	(15,443)	—
Proceeds from sales	319,123	125,357	17,621
Net change	22,855	31,819	952
Fair value adjustment of foreclosed real estate	568	139	29
Net realized (gain) loss:
Other assets	361	(89)	127
Divestitures	(19,275)	—	—
Foreclosed real estate and repossessed assets	4,960	278	19
Securities available for sale, net	(51)	(729)	8,177
Loans held for sale	(5,389)	(5,089)	(181)
Lease receivable and equipment	(4,335)	(2,930)	(526)
Net change:
Other assets	1,524	(5,427)	2,633
Deposits held for sale	1,535	—	—
Accrued interest payable	(7,491)	1,620	1,933
Accrued expenses and other liabilities	8,643	16,623	(28,610)
Accrued interest receivable	2,050	1,616	2,745
Change in bank-owned life insurance value	(2,488)	(2,534)	(2,591)
Impairment on assets held for sale	242	—	—
Impairment on rental equipment	447	6,194	—
Impairment of intangibles	—	111	18
Net cash provided by operating activities	467,220	191,012	137,755

Cash flows from investing activities:
Securities available for sale:
Purchases	(229,326)	(299,269)	(626,575)
Proceeds from sales	4,904	755,616	596,758
Proceeds from maturities and principal repayments	237,254	164,044	162,118
Securities held to maturity:
Proceeds from maturities and principal repayments	40,017	35,025	40,525
Loans and leases:
Purchases	(151,435)	(262,622)	(165,670)
Proceeds from sales	9,991	13,838	22,611
Net change	(100,508)	(591,785)	(493,381)
Proceeds from sales of foreclosed real estate and repossessed assets	23,992	1,905	244
Federal Reserve Bank and Federal Home Loan Bank stock:
Purchases	(472,000)	(878,316)	(961,124)
Redemption	475,778	870,800	998,880
Rental equipment:
Purchases	(53,637)	(144,432)	(1,848)
Proceeds from sales	14,692	8,301	2,362
Net change	2,623	1,567	(15,000)
Premises, furniture, and equipment:
Purchases	(12,266)	(13,971)	(8,542)
Proceeds from sales	107	101	—
Proceeds from divestitures	3,498	—	—
Cash paid for acquisitions	—	—	(6)
Cash received upon acquisitions	—	—	58,858
Net cash (used in) investing activities	(206,316)	(339,198)	(389,790)

Cash flows from financing activities:
Net change:
Checking, savings, and money market deposits	2,229,075	48,897	7
Time certificates of deposit	(89,062)	(167,044)	(143,096)
Wholesale deposits	(1,208,885)	26,014	229,982
FHLB and other borrowings	(275,000)	275,000	(415,000)
Federal funds	(477,000)	55,000	(565,000)
Securities sold under agreements to repurchase	(4,019)	325	1,222
Short-term borrowings	—	—	(11,642)
Distribution to noncontrolling interests	(5,068)	(3,839)	(266)
Proceeds from other liabilities	1,633	7,916	—
Principal payments:
Other liabilities	(7,568)	(11,691)	(4,888)
Capital lease obligations	(1,737)	(88)	(62)
Cash dividends paid	(7,100)	(7,760)	(5,736)
Issuance of common stock due to ESOP	3,220	2,011	1,606
Issuance of common stock due to restricted stock	2	3	4
Proceeds from exercise of stock options and issuance of common stock	266	44	148
Shares repurchased	(118,738)	(49,912)	(2,598)
Redemption of long-term borrowings	—	—	(258)
Net cash provided by (used in) financing activities	40,019	174,876	(915,577)

Effect of exchange rate changes on cash	(101)	(122)	3

Net change in cash and cash equivalents	300,822	26,568	(1,167,609)

Cash and cash equivalents at beginning of fiscal year	126,545	99,977	1,267,586
Cash and cash equivalents at end of fiscal year	$427,367	$126,545	$99,977

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Cont'd.)

	For the Fiscal Years Ended September 30,
(Dollars in Thousands)	2020	2019	2018
Supplemental disclosure of cash flow information
Cash paid (received) during the fiscal year for:
Interest	$41,294	$59,902	$33,499
Income taxes	6,223	(2,821)	8,946
Franchise taxes	281	223	160
Other taxes	535	557	206

Supplemental schedule of non-cash investing activities:
Transfers
Securities from held to maturity to available for sale	—	—	346,771
Loans and leases to foreclosed real estate and repossessed assets	9,983	—	30,451
Loans and leases to rental equipment	2,134	—	9
Rental equipment to loans and leases	8,924	210	993
Loans and leases to held for sale	542,101	99,992	15,068
Other assets to held for sale	7,858	—	—
Deposits to held for sale	288,975	—	—
Recognition of operating lease ROU assets, net of remeasurements	28,666	—	—
Stock issued for acquisitions	—	—	295,767
Purchases/sales of securities accrued, not settled
Purchases - available for sale	—	—	1,430
Short- and long-term borrowings transferred from other liabilities	—	20,026	—
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The Consolidated Financial Statements include the accounts of Meta Financial Group, Inc. (the “Company”), a registered bank holding company located in Sioux Falls, South Dakota, and its wholly-owned subsidiaries. The Company's subsidiaries include MetaBank (the “Bank”), a national bank whose primary federal regulator is the Office of the Comptroller of the Currency (the "OCC"), and Meta Capital, LLC, a wholly-owned service corporation subsidiary of MetaBank which invests in companies in the financial services industry. All significant intercompany balances and transactions have been eliminated. The Company also owns 100% of First Midwest Financial Capital Trust I (the “Trust”), which was formed in July 2001 for the purpose of issuing trust preferred securities, and Crestmark Capital Trust I, which was acquired from the Crestmark Acquisition in August 2018. The Trust and Crestmark Capital Trust I are not included in the Consolidated Financial Statements of the Company. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities ("VIEs") and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the Consolidated Financial Statements.

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

As a result of the Crestmark Acquisition, the Company acquired existing membership interests of five joint venture limited liability companies (the "LLCs"). The Company holds 80% of the membership interests in each of the five LLC entities, which offer commercial lending and other financing arrangements. In connection with these LLCs, the Company exclusively provides funding for each entity's activities. The Company determined it is the primary beneficiary of all five LLCs as it has the managing power under the terms of each of the LLC operating agreements. Results of the five LLCs are reflected in the Company's September 30, 2020 Consolidated Financial Statements and are summarized below. The assets recognized as a result of consolidating the LLCs are the property of the LLCs and are not available for any other purpose.

(Dollars in Thousands)	September 30, 2020
Cash and cash equivalents	$1,480
Loans and leases	124,869
Allowance for loan and lease losses	(557)
Accrued interest receivable	724
Rental equipment, net	—
Foreclosed real estate and repossessed assets	952
Other assets	4,006
Total assets	131,474
Accrued expenses and other liabilities	2,132
Noncontrolling interest	3,603
Net assets less noncontrolling interest	$125,739

Amounts for noncontrolling interests reflect the proportionate share of membership interest (equity) and net income attributable to the holders of minority membership interest in the following entities:

•Capital Equipment Solutions, LLC (“CES”) - CES engages in the business of providing equipment financing term loans.

•CM Help, LLC - CM Help provides flexible patient loan programs to hospitals and patient clients of hospitals as a financing alternative for the self-pay and co-pay portions of patients’ hospital expenses.

•CM Southgate II, LLC - CM Southgate II engages in the business of acquiring fleet leases and semi-trailer/tractor loans and leases.

•CM Sterling, LLC - CM Sterling engages in asset-based lending and factoring.

•CM TFS, LLC - CM TFS engages in the business of acquiring equipment financing term loans and leases.

NATURE OF BUSINESS AND INDUSTRY SEGMENT INFORMATION
One of the Company's primary sources of revenue relates to payment processing services for prepaid debit cards, ATM sponsorship, tax refund transfer and other money transfer systems and services. Additionally, a significant source of revenue for the Company is interest from the purchase or origination of commercial finance loans, consumer finance loans, warehouse finance loans and community banking loans. The Company accepts deposits from customers in the normal course of business on a national basis through its MPS and tax services divisions, and through wholesale funding. The Company operates in the banking industry, which accounts for the majority of its revenues and assets. The Company uses the “management approach” for reporting information about segments in annual and interim financial statements. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management disaggregates a company. Based on the management approach model, the Company has determined that its business is comprised of three reporting segments. See Note 22. Segment Reporting for additional information on the Company's segment reporting.

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

CASH AND CASH EQUIVALENTS AND FEDERAL FUNDS SOLD
For purposes of reporting cash flows, cash and cash equivalents is defined to include the Company’s cash on hand and due from financial institutions and short-term interest-bearing deposits in other financial institutions. The Company reports cash flows net for customer loan transactions, securities purchased under agreement to resell, federal funds purchased, deposit transactions, securities sold under agreements to repurchase, and Federal Home Loan Bank ("FHLB") advances with terms less than 90 days. The Bank is required to maintain reserve balances in cash or on deposit with the FRB, based on a percentage of deposits. The total of those reserve balances was zero at September 30, 2020, and $33.9 million at September 30, 2019. The Company at times maintains balances in excess of insured limits at various financial institutions including the FHLB, the FRB and other private institutions. At September 30, 2020, the Company had $2.0 million interest-bearing deposits held at the FHLB and $362.0 million in interest-bearing deposits held at the FRB. At September 30, 2020, the Company had no federal funds sold. The Company does not believe these instruments carry a significant risk of loss, but cannot provide assurances that no losses could occur if these institutions were to become insolvent.

SECURITIES
GAAP requires that, at acquisition, an enterprise classify debt securities into one of three categories: Available for Sale (“AFS”), Held to Maturity (“HTM”) or trading. AFS securities are carried at fair value on the Consolidated Statements of Financial Condition, and unrealized holding gains and losses are excluded from earnings and recognized as a separate component of equity in accumulated other comprehensive income (loss) (“AOCI”). See Note 25. Fair Values of Financial Instruments for additional information on fair value of AFS securities. HTM debt securities are measured at amortized cost. The Company classifies the majority of its securities as AFS, which are those the Company may decide to sell if needed for liquidity, asset/liability management, or other reasons. Both AFS and HTM are subject to review for other-than-temporary impairment. Meta did not hold trading securities at September 30, 2020 or 2019.

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

The amount of the credit loss component of a debt security impairment is estimated as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate of cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. In fiscal 2020, 2019 and 2018, there was no other-than-temporary impairment recorded.

Equity Investments
The Company holds marketable equity securities, which have readily determinable fair value, and include common equity and mutual funds. These securities are recorded at fair value with unrealized gains and losses, due to changes in fair value, reflected in earnings. Interest and dividend income from these securities is recognized in interest income. See Note 4. Securities for additional information on marketable equity securities.

The Company also holds non-marketable equity investments that are included in Other Assets in the Company’s Consolidated Financial Statements. The Company generally accounts for these investments under the equity method or the provisions of Accounting Standards Update ("ASU") 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities ("ASU 2016-01"), beginning October 1, 2018. Investments where the Company has significant influence, but not control, over the investee are accounted for under the equity method. Investments where the Company cannot exercise significant influence over the investee are accounted for under ASU 2016-01, which requires such investments to be measured at fair value, with changes in fair value recognized in earnings, unless those investments have no readily determinable fair value. Investments without readily determinable fair value are measured under the measurement alternative, which reflects cost less impairment, with adjustments in value resulting from observable price changes arising from orderly transactions of the same or a similar security from the same issuer ("measurement alternative investments").

The Company reviews for impairment for equity method, fair value and measurement alternative investments and includes an analysis of the facts and circumstances for each investment, expectations of cash flows, capital needs, and viability of its business model. For equity method and fair value investments, the asset carrying value is reduced when the decline in fair value is considered to be other than temporary. For measurement alternative investments, the asset carrying value is reduced when the fair value is less than the carrying value, without the consideration of recovery. There was a $1.3 million impairment recognized on equity method, fair value or measurement alternative investments during the fiscal year ended September 30, 2020.

The Company held the following non-marketable equity investments:

•Equity Method - The Company held equity method investments of $11.0 million within other assets as of September 30, 2020. The Company’s ownership of such investments typically ranges from 5% - 25% of the investee. The Company recognized net earnings from these investments in the amount of $2.6 million within noninterest income for the fiscal year ended September 30, 2020. The Company elected to classify distributions received from equity method investments using the cumulative earnings approach on the Consolidated Statements of Cash Flows.

•Fair Value Method - The Company held equity investments measured at net asset value (NAV) per share (or its equivalent) of $2.8 million as of September 30, 2020 where NAV is considered the fair value practical expedient. These investments are recorded within other assets on the Company’s Consolidated Financial Statements. Fluctuations in fair value are recognized in earnings within noninterest Income.

•Measurement Alternative - The Company held equity investments measured using the measurement alternative under ASU 2016-01 of $12.0 million as of September 30, 2020 within other assets on the Company’s Consolidated Financial Statements. The Company recognized an impairment loss of $1.3 million on such investments during the fiscal year ended September 30, 2020.

LOANS HELD FOR SALE ("LHFS")
LHFS include loans retained in the community bank portfolio and commercial loans originated under the guidelines of the SBA or USDA. LHFS are held at the lower of cost or fair value. Generally, LHFS are valued on an aggregate portfolio basis. Any amount by which the cost exceeds fair value is initially recorded as a valuation allowance and subsequently reflected in the gain or loss on sale when sold. At September 30, 2020 and 2019, there was no valuation allowance recorded for LHFS. Gains and losses on LHFS are recorded in noninterest income on the Consolidated Statements of Operations. Loan costs and fees are deferred at origination and are recognized in income at the time of sale. Interest income is calculated based on the note rate of the loan and is recorded as interest income. For loans transferred to LHFS due to change in intent of holding the loans to maturity or for the foreseeable future, such loans are transferred at lower of cost or fair value.

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

The Company generally considers a loan to be impaired when, based on current information and events, it determines that it will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. This evaluation is generally based on delinquency information, an assessment of the borrower’s financial condition and the adequacy of collateral, if any. The Company's impaired loans predominantly include loans on nonaccrual status in the Commercial segment and loans modified in a troubled-debt-restructuring, whether on accrual or nonaccrual status. The Company measures the amount of impairment, if any, based on the difference between the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount) and the present value of expected future cash flows, discounted at the loans effective interest rate. When collateral is the sole source of repayment for the impaired loan, the Company charges down to net realizable value.

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

LOAN SERVICING AND TRANSFERS OF FINANCIAL ASSETS
The Company, from time to time, sells loan participations, generally without recourse. The Company also sells commercial SBA and USDA loans to third parties, generally without recourse. Sold loans are not included in the Consolidated Financial Statements. The Bank generally retains the right to service the sold loans for a fee and records a servicing asset, which is included within other assets on the Consolidated Statements of Financial Condition. At September 30, 2020 and 2019, the Bank was servicing loans for others with aggregate unpaid principal balances of $232.3 million and $175.5 million, respectively. The service fees and ancillary income related to these loans were immaterial.

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

The general reserve covers certain Community Bank and Commercial Finance loans and leases not considered impaired and is determined based upon both quantitative and qualitative analysis. A separate general reserve analysis is performed for individual classified non-impaired loans and leases and for non-classified smaller-balance homogeneous loans. The three main assumptions for the quantitative components for 2020 and 2019 are historical loss rates, the look back period (“LBP”) and the loss emergence period (“LEP”).

•The historical loss experience is determined by portfolio segment and is based on the actual loss history of the Company over a specified period of time. The period of time varies by portfolio and ranges from three to seven years. For the individual classified loans, historic charge-off rates for the Company’s classified loan population are utilized.

•A three to seven-year LBP is appropriate as it captures the Company’s ability to workout troubled loans or relationships while continuing to factor in the loss experience resulting from varying economic cycles and other factors.

•The weighted average LEP is an estimate of the average amount of time from the point the Company identifies a credit event of the borrower to the point the loss is confirmed by the Company weighted by the dollar value of the write off. The LEP is only applied to the non-classified loan general reserve in the Company's Community Bank portfolio.

Qualitative adjustment considerations for the general reserve include considerations of changes in lending and leasing policies and procedures, changes in national and local economic and business conditions and developments, changes in the nature and volume of the loan and lease portfolio, changes in lending and leasing management and staff, trending in past due, classified, nonaccrual, and other loan and lease categories, changes in the Company’s loan and lease review system and oversight, changes in collateral and residual values, credit concentration risk, and the regulatory and legal requirements and environment. Beginning in the fiscal 2020 second quarter, additional reserve levels were estimated by increasing qualitative factors due to the unprecedented uncertainty stemming from the COVID-19 pandemic. The additional reserves were primarily estimated for loans and leases that were granted short-term payment deferrals related to financial stress stemming from the COVID-19 pandemic along with other loans and leases within certain industries that were considered higher risk for credit loss.

National Lending portfolios, outside of certain loans and leases in the Commercial Finance portfolio, primarily utilize a general reserve process that mostly uses historical factors related to the specific loan and lease portfolio, although other qualitative factors may be considered in the final loss rate used to calculate the reserve on these portfolios. Loans in these portfolios are generally not placed on non-accrual status or impaired. The balances are generally written off after a loan becomes past due greater than 210 days for insurance premium finance loans, 180 days for tax and other specialty lending loans, 120 days for consumer credit products and 90 days for other loans. See Note 5. Loans and Leases, Net for further information on the ALLL.

The following are risk characteristics of the Company’s loan and lease portfolio:
Commercial Finance
The Company's commercial finance product lines include term lending, asset based lending, factoring, leasing, insurance premium finance, government guaranteed lending and other commercial finance products offered on a nationwide basis that are subject to adverse market conditions which may impact the borrower’s ability to make repayment on the loan or lease or could cause a decline in the value of the collateral that secures the loan or lease. The loans or leases are primarily made based on the operating cash flows of the borrower and on the underlying collateral provided by the borrower. The cash flows of borrowers may be volatile and the value of the collateral securing these loans and leases may be difficult to measure. Most commercial finance loans and leases are secured by the assets being financed or other business assets such as accounts receivable or inventory. Although the loans and leases are often collateralized by equipment, inventory, accounts receivable, insurance premiums or other business assets, the liquidation of collateral in the event of a borrower default may be an insufficient source of repayment, because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use. The Company attempts to mitigate these risks by adhering to its underwriting policies in evaluating the management of the business and the credit-worthiness of borrowers and guarantors.

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

Community Banking
Effective on February 29, 2020 (the "Closing Date") of the Community Bank division sale to Central Bank, the Company substantially ceased originating loans within its Community Banking loan portfolio. The Company entered a servicing agreement with Central Bank for the retained Community Bank loan portfolio that became effective on the Closing Date. See Note 3. Divestitures for further information related to the Community Banking lending portfolio.

EARNINGS PER COMMON SHARE (“EPS”)
Basic earnings per share is computed by dividing income available to common stockholders after the allocation of dividends and undistributed earnings to the participating securities by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, and is computed after giving consideration to the weighted average dilutive effect of the Company’s stock options and after the allocation of earnings to the participating securities. See Note 6. Earnings per Common Share for further information.

PREMISES, FURNITURE AND EQUIPMENT
Land is carried at cost. Buildings, furniture, fixtures, leasehold improvements and equipment are carried at cost, less accumulated depreciation and amortization. Capital leases, where the Company is the lessee, are included in premises and equipment at the capitalized amount less accumulated amortization. The Company primarily uses the straight-line method of depreciation over the estimated useful lives of the assets, which is 39 years for buildings, and range from two years to 15 years for leasehold improvements, and for furniture, fixtures and equipment. Assets are reviewed for impairment when events indicate the carrying amount may not be recoverable. See Note 7. Premises, Furniture and Equipment, Net for further information.

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

GOODWILL
Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business acquisitions. Goodwill is evaluated annually for impairment at a reporting unit level. The Company has determined that its reporting units are one level below the operating segments and distinguish these reporting units based on how the segments and reporting units are managed, taking into consideration the economic characteristics, nature of the products, and customers of the segments and reporting units. The Company performs its impairment evaluation as of September 30 of each fiscal year unless a triggering event occurs that would require an interim impairment evaluation. If the carrying amount of the reporting unit with goodwill exceeds its fair value, goodwill is considered impaired and is written down by the excess carrying value of the reporting unit. Subsequent increases in goodwill are not recognized in the Consolidated Financial Statements. No goodwill impairment was recognized during the fiscal years ended September 30, 2020, 2019 or 2018. See Note 10. Goodwill and Intangible Assets for further information.

INTANGIBLE ASSETS
Intangible assets other than goodwill are amortized over their respective estimated lives. All intangible assets are subject to an impairment test at least annually or more often if conditions indicate a possible impairment. See Note 10. Goodwill and Intangible Assets for further information.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
The Company enters into sales of securities under agreements to repurchase with primary dealers only, which provide for the repurchase of the same security. Securities sold under agreements to repurchase identical securities are collateralized by assets which are held in safekeeping in the name of the Bank or by the dealers who arranged the transaction. Securities sold under agreements to repurchase are treated as financings, and the obligations to repurchase such securities are reflected as a liability. The securities underlying the agreements remain in the asset accounts of the Company. See Note 13. Short-Term and Long-Term Borrowings for further information.

EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”)
The cost of shares issued to the ESOP, but not yet allocated to participants, are presented in the Consolidated Statements of Financial Condition as a reduction of stockholders’ equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. Dividends on unallocated shares are used to reduce the accrued interest and principal amount of the ESOP’s loan payable to the Company. At September 30, 2020 and 2019, all shares in the ESOP were allocated. See Note 15. Employee Stock Ownership and Profit Sharing Plans for further information.

STOCK COMPENSATION
Compensation expense for share-based awards is recorded over the vesting period at the fair value of the award at the time of grant. The exercise price of options or fair value of non-vested (restricted) shares granted under the Company’s incentive plans is equal to the fair market value of the underlying stock at the grant date. The Company has elected, with the adoption of ASU 2016-09, to record forfeitures as they occur. See Note 16. Stock Compensation for further information.

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

In accordance with ASC 740, Income Taxes, the Company recognizes a tax position as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination. For tax positions not meeting the more likely than not test, no tax benefit is recorded. The Company recognizes interest and/or penalties related to income tax matters in noninterest income or noninterest expense. The effect on deferred tax assets and liabilities from a change in tax rates is recorded in income tax expense in the Consolidated Statements of Operations in the period in which the enactment date occurs. If current period income tax rates change, the impact on the annual effective income tax rate is applied year to date in the period of enactment. See Note 17. Income Taxes for further information.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
The Company, in the normal course of business, makes commitments to make loans which are not reflected in the Consolidated Financial Statements. The reserve for these unfunded commitments is included within Other Liabilities on the Consolidated Statements of Financial Condition.

REVENUE RECOGNITION
Interest revenue from loans, leases, and investments is recognized on the accrual basis of accounting as the interest is earned according to the terms of the particular loan, lease, or investment. Income from service and other customer charges is recognized as earned. Revenue within the Consumer segment is recognized as services are performed and service charges are earned in accordance with the terms of the various programs. The Company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers, and related amendments on October 1, 2018 under the cumulative-effect method. ASU 2014-09 modifies the guidance used to recognize revenue from contracts with customers for transfers of goods or services and transfers of non-financial assets, unless those contracts are within the scope of other guidance. Upon adoption, the Company recorded a cumulative effect adjustment of $1.5 million to retained earnings, net of tax, due to changes in timing of revenue recognition from breakage of unregistered, unused prepaid cards in the Company’s MPS division. Results for prior periods have not been adjusted and continue to be reported in accordance with the Company’s historical accounting policies. Refer to Note 21. Revenue from Contracts with Customers for additional information.

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

At September 30, 2020 and 2019, the Company had zero and $5.1 million, respectively, of loans outstanding with individuals deemed under Regulation O to be directors, executive officers and/or employees of the Company.

RECLASSIFICATION AND REVISION OF PRIOR PERIOD BALANCES
Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These changes and reclassifications did not impact previously reported net income or comprehensive income.

RECENTLY ADOPTED ACCOUNTING STANDARDS UPDATES ("ASU")
The following ASUs were adopted by the Company during the fiscal year ended September 30, 2020:

ASU 2016-02, Leases (Topic 842) and subsequent related updates (collectively ASU 2016-02) on October 1, 2019, which requires lessees to recognize most leases on their balance sheet. Lessor accounting is largely unchanged. The ASU requires both quantitative and qualitative disclosures regarding key information about lease arrangements from both lessees and lessors. The Company elected the effective date transition method utilizing the adoption date as the first date of application of the revised guidance. As a result, prior period amounts have not been restated. Upon adoption, the Company elected certain transitional practical expedients offered through the guidance, including the 'package of practical expedients' whereby it did not reassess (i) whether any expired or existing contracts contain leases, (ii) the lease classification of any expired or existing leases, and (iii) initial direct costs for any existing leases, which resulted in the Company not recognizing a cumulative effect adjustment to retained earnings. Management evaluated Meta’s leasing contracts and activities and developed methodologies and processes to estimate and account for the right-of-use ("ROU") assets and lease liabilities for building leases based on the present value of future lease payments. On October 1, 2019, the Company recorded ROU assets and lease liabilities totaling $27.4 million and $28.6 million, respectively. The impact to capital ratios as a result of increased risk-weighted assets was immaterial. The adoption of this guidance did not result in a material change to lessee expense recognition. The changes to lessor accounting, as well as change in customer behavior driven by the adoption of these ASUs, impact the results of Meta’s lease financing businesses, including earlier recognition of expense due to a narrower definition of initial direct costs.

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

Subsequent to lease commencement, lease liabilities recorded for finance leases are measured using the effective interest rate method and the related ROU assets are amortized on a straight-line basis over the lease term. Interest expense and amortization expense are recorded separately on the Consolidated Statements of Operations in interest expense on borrowings and occupancy and equipment noninterest expense, respectively. At September 30, 2020, the Company had no finance lease ROU assets or lease liabilities. For operating leases, total lease cost is comprised of lease expense, short-term lease cost, variable lease cost and sublease income. Lease expense includes future minimum lease payments, which are recognized on a straight-line basis over the lease term, as well as common area maintenance charges, real estate taxes, insurance and other expenses, where applicable, which are expensed as incurred. Total lease cost for operating leases is recorded in occupancy and equipment noninterest expense. See Note 11. Operating Lease Right-of-Use Assets and Liabilities for further information.

The Company also adopted the following ASUs effective October 1, 2019, none of which had a material impact on the Company’s Consolidated Financial Statements:

–ASU 2018-02, Income Statement -- Reporting Comprehensive Income (Topic 220)): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The Company elected to not reclassify tax effects stranded in accumulated other comprehensive income.
–ASU 2018-09, Codification Improvements.
–ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying Interactions between Topics 321, 323 and 815.
–ASU 2020-03, Codification Improvements to Financial Instruments.

ASUs TO BE ADOPTED

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU, along with subsequent ASUs published as clarifications to Topic 326, requires entities to replace the incurred loss impairment methodology with a current expected loss (CECL) methodology to determine the allowance for credit losses for loans, net investments in leases, debt securities held at amortized cost, and certain off-balance sheet credit exposures. CECL requires loss estimates for the remaining estimated life of the asset to be measuring using historical loss data as well as adjustments for current conditions and reasonable and supportable forecasts of future economic conditions. The adoption of CECL will be reflected using a modified retrospective approach with a cumulative effect adjustment to Retained Earnings recorded as of October 1, 2020 in the Company’s Quarterly Report on Form 10-Q for the quarter-ending December 31, 2020.
The Company has established a governance structure to implement CECL and has developed methodologies to be used upon adoption. At September 30, 2020, loan and lease portfolios totaled $3.32 billion with a corresponding allowance for loan and lease losses (ALLL) of $56.2 million under current GAAP. Based on parallel runs of the CECL process that were performed in conjunction with the current ALLL process, the Company estimates that the adoption of CECL will result in an allowance for credit losses (ACL) that is larger than the current ALLL amount by $12.0 million to $13.0 million in total for all portfolios. A portion of this increase is a result of new requirements to record ACL related to acquired loans and leases, regardless of any credit mark recorded. Under current GAAP, credit marks are included in the determination of the fair value adjustments reflected as a discount to the carrying value of the loans, and an ALLL is not recorded on acquired loans and leases until there is evidence of credit deterioration post acquisition. However, upon adoption of CECL, an ACL is recorded for all acquired loans and leases based on the lifetime loss concept. The remaining credit and interest mark from acquisition accounting as of September 30, 2020 will continue to accrete over the life of the loan or lease but will no longer be considered when estimating the ACL for remaining acquired loans and leases upon CECL adoption.

The adoption of CECL will also result in an increase in the liability for off-balance sheet credit exposures between $0.8 million and $0.9 million. For other assets within the scope of the standard such as debt securities held-to-maturity and other receivables, management expects the impact from CECL to be inconsequential.

The Company estimates a cumulative tax effected adjustment to record ACL and to increase the off-balance sheet credit exposure liability results in a reduction to retained earnings of $10.0 million to $11.0 million. Management is finalizing its review of certain asset-specific risk characteristics. Management is also evaluating financial statement and disclosure impacts as well as determining whether to elect to utilize the three-year phase-in period for regulatory impact of CECL. As the Corporation finalizes the implementation of the standard in the first quarter of fiscal year 2021, final decisions by management will result in the specific October 1, 2020 ACL impact being established.

The initial increase to the Company’s ALLL and liability for off-balance sheet credit exposures will be recorded as an adjustment to beginning of the year retained earnings. Post adoption, as loans and leases are added to the portfolio, the Company expects higher levels of ACL determined by CECL assumptions, resulting in accelerated recognition of provision for credit losses, as compared to historical results.

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurements. This ASU modifies the disclosure requirements on fair value measurements in Topic 820, including the removal, modification to, and addition of certain disclosure requirements. This ASU will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The majority of the disclosure changes are to be applied on a prospective basis. The Company will adopt this ASU effective October 1, 2020. Although this ASU impacts the Company’s fair value disclosures, no additional impact to the Consolidated Financial Statements is expected.

ASU 2018-17, Consolidation (Topic 810) – Targeted Improvements to Related Party Guidance for Variable Interest Entities. The relevant amendments in this ASU provide updated guidance when determining whether a decision-making fee is a variable interest and requires reporting entities to consider indirect interest held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety. The result of these amendments is likely more decision makers not having a variable interest through their decision-making arrangements. These amendments will also create alignment between determining whether a decision-making fee is a variable interest and determining whether a reporting entity within a related party group is the primary beneficiary of a VIE. This ASU is effective for fiscal years beginning after December 15, 2019. The Company does not expect a material impact on the Consolidated Financial Statements.

ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. The amendments in this ASU are intended to simplify the accounting for income taxes by removing certain exceptions to the general rules found in Topic 740-Income Taxes. The majority of the amendments are to be applied on a prospective basis. This ASU is effective for fiscal years beginning December 15, 2021. The Company is currently evaluating the impact of this guidance on the consolidated financial statements.

ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide optional expedients and exceptions to applying GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform if certain criteria are met. The amendments include a one-time sale or transfer election of held-to-maturity debt securities impacted by reference rate reform. The amendments in this ASU are effective upon issuance through December 31, 2022. The Company is currently evaluating the impact of this guidance on the consolidated financial statements.

NOTE 2.  SIGNIFICANT EVENTS

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

Accommodations to Borrowers

The Company is participating in the Paycheck Protection Program ("PPP"), which is being administered by the Small Business Administration ("SBA"). It is the Company's understanding that loans funded through the PPP program are fully guaranteed by the U.S. government and that a portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. See Note 5. Loans and Leases, Net for further information related to this program.

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

As of September 30, 2020, $170.0 million of the loans and leases that were granted deferral payments by the Company were still in their deferment period. In addition, the Company has made other COVID-19 related modifications, of which $23.3 million are still active as of September 30, 2020. The majority of the other modifications were related to adjusting the type or amount of the customer's payments.

The table below presents the outstanding balance of active COVID-19 related modifications by type and category.

	September 30, 2020
(Dollars in Thousands)	COVID-19 Related Payment Deferrals	Other COVID-19 Related Modifications
National Lending
Term lending	$26,559	$—
Asset based lending	3,078	4,846
Factoring	—	18,434
Lease financing	5,896	—
Insurance premium finance	230	—
SBA/USDA	7,724	—
Other commercial finance	69	—
Commercial finance	43,556	23,280
Consumer credit products	1,574	—
Other consumer finance	4,223	—
Consumer finance	5,797	—
Total National Lending	49,353	23,280
Community Banking
Commercial real estate and operating	120,695	—
Consumer one-to-four family real estate and other	—	—
Total Community Banking	120,695	—
Total loans and leases	170,048	23,280
Rental equipment	—	—
Total COVID-19 related modifications	$170,048	$23,280

Financial Impact

The Company recorded $9.0 million in provision expense during the three months ended September 30, 2020, compared to $4.1 million for the comparable period in the prior year. The increase in provision was primarily within the retained community bank, tax services, and commercial finance portfolios, partially offset by a decrease in the consumer finance portfolio. Provision increases in the community bank and commercial finance portfolios were primarily attributable to movie theater, hospitality, and small ticket equipment finance relationships that have experienced ongoing stress related to the COVID-19 pandemic. Additional provisions were also applied to loans and leases that received short-term payment deferrals. The Company’s approach to estimating the COVID-19 impact on credit quality is presented in Note 5. Loans and Leases, Net.

The Company's interest and fee income could be reduced as a result of COVID-19. While interest and fees will continue to accrue in accordance with GAAP, a decrease in loan demand could lead to slower loan growth or even a contraction in loan balances in the near term. In addition, should eventual credit losses emerge, interest income and fees accrued may need to be reversed in future periods. At this time, the Company is unable to project the materiality of such an impact. No additional significant financial impacts directly related to COVID-19 were identified for the fiscal year ended September 30, 2020.

NOTE 3. DIVESTITURES

On the Closing Date, the Company sold the Bank's Community Bank division, a component of the Company's Corporate segment, to Central Bank, a state-chartered bank headquartered in Storm Lake, Iowa. The sale included all of the Community Bank division's deposits, branch locations, fixed assets and employees and a portion of the Community Bank division’s loan portfolio. The Company has summarized the results of the transaction below.

(Dollars in Thousands)	Fair Value at February 29, 2020
Cash and cash equivalents	$2,504
Loans	268,584
Premises, furniture and equipment	4,945
Other assets	1,250
Total assets	$277,283

Deposits	$290,493
Other liabilities	1,720
Total liabilities	$292,213

Net assets	$(14,930)
Purchase price	4,345
Gain on sale	$19,275

The $19.3 million gain on sale (before tax) was recognized within noninterest income on the Company's Consolidated Statements of Operations for the fiscal year ended September 30, 2020. In addition to what's reflected above, the Company also recognized $0.6 million, $0.2 million, $0.8 million, and $0.3 million in legal, IT, consulting, and nonrecurring compensation expenses related to the sale of the Community Bank division, respectively.

The Company entered a servicing agreement with Central Bank for the retained Community Bank loan portfolio that became effective on the Closing Date. The Company recognized $3.5 million in servicing fee expense during the fiscal year ended September 30, 2020.

On August 4, 2020 and September 17, 2020, the Company sold an additional $58.6 million and $76.4 million, respectively, of the retained Community Bank portfolio to Central Bank. The sales did not result in any material gain to the Company. As of September 30, 2020, the Company had $130.1 million of community bank loans classified as held for sale and expects to sell those loans during the first quarter of fiscal year 2021. See Note 5. Loans and Leases, Net, and Note 26. Subsequent Events, for additional information.

The Company has summarized the Community Bank division results for the three months and fiscal year ended September 30, 2020 below.

(Dollars in Thousands)	Community Bank Sold(1)	Community Bank Retained(2)	Total Community Bank
Three Months Ended September 30, 2020
Net interest income	$—	$9,045	$9,045
(Reversal) Provision for loan and lease losses	(2,470)	4,370	1,900
Noninterest income	—	5	5
Noninterest expense	327	2,646	2,973
Net income (loss) before income tax expense	$2,143	$2,034	$4,177
Fiscal Year Ended September 30, 2020
Net interest income	$2,512	$34,393	$36,905
(Reversal) Provision for loan and lease losses	(4,711)	18,891	14,180
Noninterest income	19,694	(3,468)	16,226
Noninterest expense	5,282	7,759	13,041
Net income (loss) before income tax expense	$21,635	$4,275	$25,910
(1) Reflects the activity of the assets and liabilities included in the disposal of the Community Bank division through September 30, 2020.
(2) Reflects the activity of the retained Community Bank loan portfolio as of September 30, 2020.

NOTE 4.  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale ("AFS") and held to maturity ("HTM") debt securities are presented below.

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At September 30, 2020
Debt securities AFS
SBA securities	$159,722	$5,391	$(158)	$164,955
Obligation of states and political subdivisions	825	16	—	841
Non-bank qualified obligations of states and political subdivisions	314,819	8,978	(23)	323,774
Asset-backed securities	329,139	2,015	(6,229)	324,925
Mortgage-backed securities	439,879	14,567	(839)	453,607
Total debt securities AFS	$1,244,384	$30,967	$(7,249)	$1,268,102

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At September 30, 2019
Debt securities AFS
SBA securities	$182,327	$3,655	$—	$185,982
Obligation of states and political subdivisions	858	16	—	874
Non-bank qualified obligations of states and political subdivisions	396,430	5,030	(903)	400,557
Asset-backed securities	305,603	262	(3,331)	302,534
Mortgage-backed securities	378,670	5,731	(1,855)	382,546
Total debt securities AFS	1,263,888	14,694	(6,089)	1,272,493

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At September 30, 2020
Debt securities HTM
Non-bank qualified obligations of states and political subdivisions	$87,183	$1,040	$(29)	$88,194
Mortgage-backed securities	5,427	124	—	5,551
Total HTM securities	$92,610	$1,164	$(29)	$93,745

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At September 30, 2019
Debt securities HTM
Non-bank qualified obligations of states and political subdivisions	$127,582	$108	$(1,403)	$126,287
Mortgage-backed securities	7,182	14	(13)	7,183
Total HTM securities	$134,764	$122	$(1,416)	$133,470

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

GAAP requires that, at acquisition, an enterprise classify debt securities into one of three categories: AFS, HTM or trading. AFS securities are carried at fair value on the consolidated statements of financial condition, and unrealized holding gains and losses are excluded from earnings and recognized as a separate component of equity in accumulated other comprehensive income ("AOCI"). HTM debt securities are measured at amortized cost. Both AFS and HTM are subject to review for other-than-temporary impairment. The Company had no trading securities at September 30, 2020 or 2019.

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, were as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in Thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
At September 30, 2020
Debt securities AFS
SBA securities	$32,257	$(102)	$9,875	$(56)	$42,132	$(158)
Non-bank qualified obligations of states and political subdivisions	6,265	(6)	3,103	(17)	9,368	(23)
Asset-backed securities	106,474	(1,089)	178,686	(5,140)	285,160	(6,229)
Mortgage-backed securities	138,338	(839)	—	—	138,338	(839)
Total debt securities AFS	$283,334	$(2,036)	$191,664	$(5,213)	$474,998	$(7,249)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in Thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
At September 30, 2019
Debt securities AFS
SBA securities	$10,262	$—	$—	$—	$10,262	$—
Non-bank qualified obligations of states and political subdivisions	66,326	(177)	55,428	(726)	121,754	(903)
Asset-backed securities	158,176	(1,823)	93,259	(1,508)	251,435	(3,331)
Mortgage-backed securities	1,713	(1)	89,634	(1,854)	91,347	(1,855)
Total debt securities AFS	$236,477	$(2,001)	$238,321	$(4,088)	$474,798	$(6,089)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in Thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
At September 30, 2020
Debt securities HTM
Non-bank qualified obligations of states and political subdivisions	$7,397	$(9)	$3,637	$(20)	$11,034	$(29)
Total debt securities HTM	$7,397	$(9)	$3,637	$(20)	$11,034	$(29)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in Thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
At September 30, 2019
Debt securities HTM
Non-bank qualified obligations of states and political subdivisions	$5,967	$(6)	$109,368	$(1,397)	$115,335	$(1,403)
Mortgage-backed securities	1,471	—	1,803	(13)	3,274	(13)
Total debt securities HTM	$7,438	$(6)	$111,171	$(1,410)	$118,609	$(1,416)

At September 30, 2020 and 2019, the Company's investment portfolio included securities with current unrealized losses that have existed for longer than one year. All of these securities are considered to be acceptable credit risks. Because (i) the declines in fair value were due to changes in market interest rates, not in estimated cash flows, (ii) the Company does not intend or has not made a decision to sell these securities and (iii) it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, which may occur at maturity, no other-than-temporary impairment was recorded at September 30, 2020 or 2019.

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

Securities AFS at Fair Value
(Dollars in Thousands)	Amortized Cost	Fair Value
At September 30, 2020
Due in one year or less	$1,385	$1,398
Due after one year through five years	20,805	21,769
Due after five years through ten years	32,441	34,025
Due after ten years	749,874	757,303
	804,505	814,495
Mortgage-backed securities	439,879	453,607
Total securities AFS, at fair value	$1,244,384	$1,268,102

(Dollars in Thousands)	Amortized Cost	Fair Value
At September 30, 2019
Due in one year or less	$—	$—
Due after one year through five years	16,749	17,143
Due after five years through ten years	50,263	51,840
Due after ten years	818,206	820,964
	885,218	889,947
Mortgage-backed securities	378,670	382,546
Total securities AFS, at fair value	$1,263,888	$1,272,493

Securities HTM at Fair Value
(Dollars in Thousands)	Amortized Cost	Fair Value
At September 30, 2020
Due after ten years	$87,183	$88,194
	87,183	88,194
Mortgage-backed securities	5,427	5,551
Total securities HTM, at cost	$92,610	$93,745

(Dollars in Thousands)	Amortized Cost	Fair Value
At September 30, 2019
Due after ten years	$127,582	$126,287
	127,582	126,287
Mortgage-backed securities	7,182	7,183
Total securities HTM, at cost	$134,764	$133,470

Activity related to the sale of securities available for sale is summarized below.

Fiscal Year ended	2020	2019	2018
(Dollars in Thousands)
Available For Sale
Proceeds from sales	$4,904	$755,616	$596,758
Gross gains on sales	51	6,006	2,551
Gross losses on sales	—	5,277	10,728
Net gain (loss) on securities AFS	$51	$729	$(8,177)

There was no activity related to the sale of securities held to maturity during the fiscal years ended September 30, 2020, 2019, and 2018.

Securities with fair values of zero and approximately $21.9 million at September 30, 2020 and 2019, respectively, were pledged as collateral for public funds on deposit. Securities with fair values of zero and approximately $4.8 million at September 30, 2020, and 2019, respectively, were pledged as collateral for individual, trust and estate deposits.

Other investments, at cost, include equity securities without a readily determinable fair value, which are included in other assets on the consolidated statement of financial condition, and shares of stock in the Federal Reserve Bank ("FRB") of Minneapolis and the FHLB of Des Moines.

Equity Securities
Equity securities without a readily determinable fair value totaled $11.0 million at September 30, 2020 and $6.5 million at September 30, 2019.

FHLB Stock
The Company’s borrowings from the FHLB are secured by a blanket collateral agreement with respect to a percentage of unencumbered loans and the pledge of specific investment securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.

The investments in the FHLB stock are required investments related to the Company’s membership in and current borrowings from the FHLB of Des Moines. The investments in the FHLB of Des Moines could be adversely impacted by the financial operations of the FHLB and actions of their regulator, the Federal Housing Finance Agency.

The FHLB stock is carried at cost since it is generally redeemable at par value. The carrying value of the stock held at the FHLB was $7.5 million and $30.9 million at September 30, 2020 and 2019, respectively. At fiscal year end 2020 and 2019, the Company pledged securities with fair values of approximately $673.8 million to be used against FHLB advances as needed and $812.2 million against specific FHLB advances, respectively. In addition, a combination of qualifying residential and other real estate loans of approximately $333.8 million and $928.8 million were pledged as collateral at September 30, 2020 and 2019, respectively.

Included in Interest and Dividend Income from other investments is $0.8 million, $1.0 million and $1.1 million related to dividend income on FHLB stock for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

FRB Stock
Upon conversion to a national bank on April 1, 2020, the Bank is required by federal law to subscribe to capital stock (divided into shares of $100 each) as a member of the FRB of Minneapolis with an amount equal to six per centum of the paid-up capital stock and surplus. One-half of the subscription is paid at time of application, and one-half is subject to call of the Board of Governors of the Federal Reserve System. FRB of Minneapolis stock held by the Bank at September 30, 2020 totaled $19.7 million. These equity securities are 'restricted' in that they can only be owned by member banks. At fiscal year end 2020, the Company pledged securities with fair values of approximately $359.7 million against FRB advances.

Included in Interest and Dividend Income from other investments is $0.3 million related to dividend income on FRB stock for the fiscal year ended September 30, 2020.

These equity securities are ‘restricted’ in that they can only be sold back to the respective institution from which they were acquired or another member institution at par. Therefore, FRB and FHLB stocks are less liquid than other marketable equity securities, and the fair value approximates cost. The Company evaluates impairment for investments held at cost on at least an annual basis based on the ultimate recoverability of the par value. No impairment was recognized for such investments for the fiscal years ended September 30, 2020, 2019 or 2018.

NOTE 5.  LOANS AND LEASES, NET

Loans and Leases

Loans and leases consist of the following:

(Dollars in Thousands)	September 30, 2020	September 30, 2019
National Lending
Term lending(1)	$805,323	$641,742
Asset based lending(1)	182,419	250,465
Factoring	281,173	296,507
Lease financing(1)	281,084	177,915
Insurance premium finance	337,940	361,105
SBA/USDA(2)	318,387	88,831
Other commercial finance	101,658	99,665
Commercial finance	2,307,984	1,916,230
Consumer credit products	89,809	106,794
Other consumer finance	134,342	161,404
Consumer finance	224,151	268,198
Tax services	3,066	2,240
Warehouse finance	293,375	262,924
Total National Lending	2,828,576	2,449,592
Community Banking
Commercial real estate and operating	457,371	883,932
Consumer one-to-four family real estate and other	16,486	259,425
Agricultural real estate and operating	11,707	58,464
Total Community Banking	485,564	1,201,821
Total loans and leases	3,314,140	3,651,413
Net deferred loan origination fees	8,625	7,434
Total gross loans and leases	3,322,765	3,658,847

Allowance for loan and lease losses	(56,188)	(29,149)
Total loans and leases, net(3)	$3,266,577	$3,629,698
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
(2) The Company is participating in the Paycheck Protection Program which is being administered by the Small Business Administration ("SBA"). As of September 30, 2020, the Company had 689 loans outstanding with a total of $219.0 million in loan balances that were originated as part of the program.
(3) As of September 30, 2020, the remaining balance of acquired loans and leases from the acquisition of Crestmark Bancorp, Inc. ("Crestmark") and its bank subsidiary, Crestmark Bank (the "Crestmark Acquisition") was $149.1 million and the remaining balances of the credit and interest rate mark discounts related to the acquired loans and leases held for investment were $2.8 million and $2.3 million, respectively. On August 1, 2018, the Company acquired loans and leases from the Crestmark Acquisition totaling $1.06 billion and recorded related credit and interest rate mark discounts of $12.3 million and $6.0 million, respectively.

During the fiscal year ended September 30, 2020, the Company transferred $542.1 million of Community Banking loans to held for sale. During the fiscal year ended September 30, 2019, the Company transferred $100.0 million of consumer credit product loans to held for sale

During the fiscal years ended September 30, 2020 and 2019, the Company originated $98.8 million and $171.3 million, respectively, of SBA/USDA and consumer credit product loans as held for sale.

The Company sold held for sale loans resulting in proceeds of $590.8 million and gains on sale of $7.7 million during the fiscal year ended September 30, 2020. The Company sold held for sale loans resulting in proceeds of $125.4 million and gains on sale of $5.1 million during the fiscal year ended September 30, 2019.

Loans purchased and sold by portfolio segment, including participation interests, for the fiscal years ended September 30, 2020 and 2019 were as follows:

	Fiscal Year Ended
(Dollars in Thousands)	September 30, 2020	September 30, 2019
Loans Purchased
Loans held for sale:
Total National Lending	$—	$15,443
Loans held for investment:
Total National Lending	132,530	235,918
Total Community Banking	18,905	26,704
Total purchases	151,435	278,065
Loans Sold
Loans held for sale:
Total National Lending	183,508	121,071
Total Community Banking	407,296	—
Loans held for investment:
Total Community Banking	9,991	13,069
Total sales	$600,795	$134,140

Leasing Portfolio
Effective October 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) and related ASUs on a modified retrospective basis, electing the practical expedients and optional transition method. As such, the following leasing disclosures include information at, or for the year ended September 30, 2020.

The net investment in direct financing and sales-type leases was comprised of the following:

	September 30, 2020	September 30, 2019
(Dollars in Thousands)
Carrying Amount	$299,487	$191,733
Unguaranteed residual assets	17,203	13,353
Unamortized initial direct costs	2,078	1,790
Unearned income	(35,606)	(27,171)
Total investment in direct financing and sales-type leases	$283,162	$179,705

The carrying amount of direct financing and sales-type leases subject to residual value guarantees was $8.7 million at September 30, 2020.

The components of total lease income were as follows:

Fiscal Year Ended
(Dollars in Thousands)	September 30, 2020
Interest income - loans and leases
Interest income on net investments in direct financing and sales-type leases	$18,300

Leasing and equipment finance noninterest income
Lease income from operating lease payments	44,319
Profit (loss) recorded on commencement date on sales-type leases	2,152
Other(1)	4,357
Total leasing and equipment finance noninterest income	50,828
Total lease income	$69,128
(1) Other leasing and equipment finance noninterest income consists of gains (losses) on sales of leased equipment, fees and service charges on leases and gains (losses) on sales of leases.

Undiscounted future minimum lease payments receivable for direct financing and sales-type leases and a reconciliation to the carrying amount recorded were as follows:

(Dollars in Thousands)	As of September 30, 2020
2021	$107,558
2022	87,775
2023	58,906
2024	33,059
2025	10,097
Thereafter	2,092
Equipment under leases not yet commenced	—
Total undiscounted future minimum lease payments receivable for direct financing and sales-type leases	299,487
Third-party residual value guarantees	—
Total carrying amount of direct financing and sales-type leases	$299,487

The Company did not record any contingent rental income from sales-type and direct financing leases in the fiscal year ended September 30, 2020.

During the Company's fiscal 2020 second quarter, the COVID-19 pandemic began impacting global and US markets and macroeconomic conditions, and continues to have an impact. Although the ultimate impact of the pandemic on the Company's loan and lease portfolio is difficult to predict, management performed an evaluation of the loan and lease portfolio in order to assess the impact on repayment sources and underlying collateral that could result in additional losses. The framework for the analysis was based on the Company's then-current ALLL methodology with additional considerations. From this impact assessment, additional reserve levels were estimated by increasing qualitative factors. The additional reserves were estimated for loans that were granted short-term payment deferrals related to financial stress stemming from the COVID-19 pandemic along with other loans within certain industries that were considered higher risk for credit loss (e.g. transportation, hospitality, travel, entertainment and retail). Based on the Company's ongoing assessment of the COVID-19 pandemic, the Company recognized an additional provision for loan and lease losses of $26.4 million during the fiscal year ended September 30, 2020. The Company will continue to assess the impact to their customers and businesses as a result of COVID-19 and refine their estimate as more information becomes available.

Annual activity in the allowance for loan and lease losses was as follows:

Fiscal Year Ended September 30,	2020	2019	2018
(Dollars in Thousands)
Beginning balance	$29,149	$13,040	$7,534
Provision for loan and lease losses	64,776	55,650	29,433
Recoveries	4,024	3,313	2,037
Charge-offs	(41,761)	(42,854)	(25,964)
Ending balance	$56,188	$29,149	$13,040

Activity in the allowance for loan and lease losses and balances of loans and leases by portfolio segment for the fiscal years ended September 30, 2020 and 2019 were as follows:

Allowance for loan and lease losses:	Beginning balance	Provision (recovery) for loan and lease losses	Charge-offs	Recoveries	Ending balance
Fiscal Year Ended September 30, 2020
National Lending	(Dollars in Thousands)
Term lending	$5,533	$19,796	$(10,458)	$340	$15,211
Asset based lending	2,437	(1,036)	(42)	47	1,406
Factoring	3,261	(245)	(915)	926	3,027
Lease financing	1,275	6,105	(728)	371	7,023
Insurance premium finance	1,024	2,489	(2,004)	620	2,129
SBA/USDA	383	2,688	(2,131)	—	940
Other commercial finance	683	(501)	—	—	182
Commercial finance	14,596	29,296	(16,278)	2,304	29,918
Consumer credit products	1,044	(199)	—	—	845
Other consumer finance	5,118	(538)	(2,649)	890	2,821
Consumer finance	6,162	(737)	(2,649)	890	3,666
Tax services	—	22,006	(22,834)	830	2
Warehouse finance	263	31	—	—	294
Total National Lending	21,021	50,596	(41,761)	4,024	33,880
Community Banking
Commercial real estate and operating	6,208	15,659	—	—	21,867
Consumer one-to-four family real estate and other	1,053	(755)	—	—	298
Agricultural real estate and operating	867	(724)	—	—	143
Total Community Banking	8,128	14,180	—	—	22,308
Total	$29,149	$64,776	$(41,761)	$4,024	$56,188

Allowance for loan and lease losses:	Beginning balance	Provision (recovery) for loan and lease losses	Charge-offs	Recoveries	Ending balance
Fiscal Year Ended September 30, 2019
National Lending	(Dollars in Thousands)
Term lending	$89	$8,460	$(4,581)	$1,565	$5,533
Asset based lending	47	2,388	(37)	39	2,437
Factoring	64	5,849	(2,725)	73	3,261
Lease financing	31	1,824	(1,342)	762	1,275
Insurance premium finance	1,031	2,361	(2,689)	321	1,024
SBA/USDA	13	370	—	—	383
Other commercial finance	28	655	—	—	683
Commercial finance	1,302	21,907	(11,373)	2,760	14,596
Consumer credit products	785	259	—	—	1,044
Other consumer finance	2,820	8,563	(6,346)	81	5,118
Consumer finance	3,605	8,822	(6,346)	81	6,162
Tax services	—	24,873	(25,095)	222	—
Warehouse finance	65	198	—	—	263
Total National Lending	4,972	55,800	(42,814)	3,063	21,021
Community Banking
Commercial real estate and operating	6,220	(12)	—	—	6,208
Consumer one-to-four family real estate and other	632	461	(40)	—	1,053
Agricultural real estate and operating	1,216	(599)	—	250	867
Total Community Banking	8,068	(150)	(40)	250	8,128
Total	$13,040	$55,650	$(42,854)	$3,313	$29,149

The following tables provide details regarding the allowance for loan and lease losses and balances by type of allowance as of September 30, 2020 and 2019.

	Allowance			Loans and Leases
Recorded Investment	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment	Total
Fiscal Year Ended September 30, 2020
National Lending	(Dollars in Thousands)
Term lending	$3,155	$12,056	$15,211	$26,085	$779,238	$805,323
Asset based lending	355	1,051	1,406	5,317	177,102	182,419
Factoring	274	2,753	3,027	5,071	276,102	281,173
Lease financing	1,194	5,829	7,023	4,697	276,387	281,084
Insurance premium finance	—	2,129	2,129	—	337,940	337,940
SBA/USDA(1)	—	940	940	1,436	316,951	318,387
Other commercial finance	—	182	182	—	101,658	101,658
Commercial finance	4,978	24,940	29,918	42,606	2,265,378	2,307,984
Consumer credit products	—	845	845	—	89,809	89,809
Other consumer finance	—	2,821	2,821	1,987	132,355	134,342
Consumer finance	—	3,666	3,666	1,987	222,164	224,151
Tax services	—	2	2	—	3,066	3,066
Warehouse finance	—	294	294	—	293,375	293,375
Total National Lending	4,978	28,902	33,880	44,593	2,783,983	2,828,576
Community Banking
Commercial real estate and operating	141	21,726	21,867	160	457,211	457,371
Consumer one-to-four family real estate and other	—	298	298	104	16,382	16,486
Agricultural real estate and operating	—	143	143	6,421	5,286	11,707
Total Community Banking	141	22,167	22,308	6,685	478,879	485,564
Total	$5,119	$51,069	$56,188	$51,278	$3,262,862	$3,314,140
(1) The ending balance collectively evaluated for impairment includes $219.0 million of loan balances that were originated as part of the Company's participation in the PPP. No reserve was applied to these loan balances as of September 30, 2020 as the PPP is administered by the SBA and are fully guaranteed.

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

In response to the ongoing COVID-19 pandemic, the Company allowed modifications, such as payment deferrals and temporary forbearance, to credit-worthy borrowers who are experiencing temporary hardship due to the effects of COVID-19. Accordingly, if all payments were less than 30 days past due prior to the onset of the pandemic effects, the loan or lease will not be reported as past due during the deferral or forbearance period. As of September 30, 2020, $170.0 million of loan and lease that were granted deferral payments by the Company were still in their deferment period. These modifications consisted solely of payment deferrals ranging from 30 days to six months. These modifications are in line with applicable regulatory guidelines and, therefore, they are not reported as troubled-debt restructurings. In addition, the Company has made other COVID-19 related modifications, of which $23.3 million were still active as of September 30, 2020. The majority of the other modifications were related to adjusting the type or amount of the customer's payments. The Company elected to accrue and recognize interest income on these modifications during the payment deferral period.

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

Beginning in the fiscal 2020 first quarter the Company implemented changes to the risk rating approach on certain commercial finance portfolios as part of a streamlining process to provide a more consistent risk rating approach across all of its lending portfolios. Based upon a study of the Company's special mention commercial finance loans and leases, the Company determined that approximately $117.0 million of those loans and leases should be rated as watch under the new approach. Prior to the fiscal 2020 first quarter, none of the Company's commercial finance loans and leases were rated as watch. Based on Meta's allowance methodology, these changes in risk ratings did not have a direct impact on the allowance for loan and lease losses. The aggregate balance of watch and special mention loans and leases within the commercial finance portfolio increased to $209.6 million at September 30, 2020, compared to $145.0 million at September 30, 2019.

The Company has various portfolios of consumer finance and tax services loans that present unique risks. Due to the unique risks associated with these portfolios, the Company monitors other credit quality indicators in their evaluation of the appropriateness of the allowance for loan losses on these portfolios, and as such, these loans are not included in the asset classification table below, beginning in the fiscal 2020 first quarter. The September 30, 2019 asset classification table has been conformed to the current presentation. The outstanding balances of consumer finance loans and tax services loans were $224.2 million and $3.1 million at September 30, 2020, respectively, and $268.2 million and $2.2 million at September 30, 2019, respectively.

The asset classification of loans and leases were as follows:

Asset Classification	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Fiscal Year Ended September 30, 2020
National Lending	(Dollars in Thousands)
Term lending	$725,101	$29,637	$24,501	$21,249	$4,835	$805,323
Asset based lending	102,013	62,512	12,577	5,317	—	182,419
Factoring	217,245	45,200	13,657	5,071	—	281,173
Lease financing	264,700	8,879	2,808	4,148	549	281,084
Insurance premium finance	336,364	284	222	701	369	337,940
SBA/USDA	308,549	8,328	74	1,436	—	318,387
Other commercial finance	100,727	931	—	—	—	101,658
Commercial finance	2,054,699	155,771	53,839	37,922	5,753	2,307,984
Warehouse finance	293,375	—	—	—	—	293,375
Total National Lending	2,348,074	155,771	53,839	37,922	5,753	2,601,359
Community Banking
Commercial real estate and operating	336,236	98,295	4,049	18,211	580	457,371
Consumer one-to-four family real estate and other	15,648	41	609	188	—	16,486
Agricultural real estate and operating	1,526	—	4,930	5,251	—	11,707
Total Community Banking	353,410	98,336	9,588	23,650	580	485,564
Total loans and leases	$2,701,484	$254,107	$63,427	$61,572	$6,333	$3,086,923

Asset Classification	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Fiscal Year Ended September 30, 2019
National Lending	(Dollars in Thousands)
Term lending	$585,382	$—	$36,792	$19,024	$544	$641,742
Asset based lending	192,427	—	57,660	378	—	250,465
Factoring	256,048	—	36,635	3,824	—	296,507
Lease financing	171,785	—	4,917	1,213	—	177,915
Insurance premium finance	361,105	—	—	—	—	361,105
SBA/USDA	76,609	—	8,381	3,841	—	88,831
Other commercial finance	99,057	—	608	—	—	99,665
Commercial finance	1,742,413	—	144,993	28,280	544	1,916,230
Warehouse finance	262,924	—	—	—	—	262,924
Total National Lending	2,005,337	—	144,993	28,280	544	2,179,154
Community Banking
Commercial real estate and operating	875,933	1,494	2,884	3,621	—	883,932
Consumer one-to-four family real estate and other	257,575	946	708	196	—	259,425
Agricultural real estate and operating	39,409	4,631	5,876	8,548	—	58,464
Total Community Banking	1,172,917	7,071	9,468	12,365	—	1,201,821
Total loans and leases	$3,178,254	$7,071	$154,461	$40,645	$544	$3,380,975

Past due loans and leases were as follows:

	Accruing and Non-accruing Loans and Leases						Non-performing Loans and Leases
Fiscal Year Ended September 30, 2020	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Non-accrual balance	Total
(Dollars in Thousands)
Loans held for sale	$—	$—	$—	$—	$183,577	$183,577	$—	$—	$—

National Lending
Term lending	$11,900	$3,851	$6,390	$22,141	$783,182	$805,323	$266	$16,274	$16,540
Asset based lending	17	—	—	17	182,402	182,419	—	—	—
Factoring	—	—	—	—	281,173	281,173	—	1,096	1,096
Lease financing	194	9,746	6,882	16,822	264,262	281,084	4,344	3,583	7,927
Insurance premium finance	1,227	748	2,364	4,339	333,601	337,940	2,364	—	2,364
SBA/USDA	—	—	1,027	1,027	317,360	318,387	427	600	1,027
Other commercial finance	—	—	—	—	101,658	101,658	—	—	—
Commercial finance	13,338	14,345	16,663	44,346	2,263,638	2,307,984	7,401	21,553	28,954
Consumer credit products	377	358	499	1,233	88,576	89,809	499	—	499
Other consumer finance	600	536	373	1,509	132,833	134,342	373	—	373
Consumer finance	977	894	872	2,743	221,408	224,151	872	—	872
Tax services	—	—	1,743	1,743	1,323	3,066	1,743	—	1,743
Warehouse finance	—	—	—	—	293,375	293,375	—	—	—
Total National Lending	14,315	15,239	19,278	48,832	2,779,744	2,828,576	10,016	21,553	31,569
Community Banking
Commercial real estate and operating	—	—	630	630	456,741	457,371	50	580	630
Consumer one-to-four family real estate and other	905	114	50	1,069	15,417	16,486	—	50	50
Agricultural real estate and operating	—	—	1,769	1,769	9,938	11,707	—	1,769	1,769
Total Community Banking	905	114	2,449	3,468	482,096	485,564	50	2,399	2,449
Total loans and leases held for investment	15,220	15,353	21,727	52,300	3,261,840	3,314,140	10,066	23,952	34,018

Total loans and leases	$15,220	$15,353	$21,727	$52,300	$3,445,417	$3,497,717	$10,066	$23,952	$34,018

	Accruing and Non-accruing Loans and Leases						Non-performing Loans and Leases
Fiscal Year Ended September 30, 2019	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Non-accrual balance	Total
(Dollars in Thousands)
Loans held for sale	$1,122	$755	$964	$2,841	$145,936	$148,777	$964	$—	$964

National Lending
Term lending	2,162	910	14,098	17,170	624,572	641,742	2,241	12,146	14,387
Asset based lending	—	—	—	—	250,465	250,465	—	—	—
Factoring	—	—	—	—	296,507	296,507	—	1,669	1,669
Lease financing	1,160	1,134	1,736	4,030	173,885	177,915	1,530	308	1,838
Insurance premium finance	1,999	2,881	3,807	8,687	352,418	361,105	3,807	—	3,807
SBA/USDA	83	—	255	338	88,493	88,831	—	255	255
Other commercial finance	—	—	—	—	99,665	99,665	—	—	—
Commercial finance	5,404	4,925	19,896	30,225	1,886,005	1,916,230	7,578	14,378	21,956
Consumer credit products	627	557	239	1,423	105,371	106,794	239	—	239
Other consumer finance	932	1,005	1,078	3,015	158,389	161,404	1,078	—	1,078
Consumer finance	1,559	1,562	1,317	4,438	263,760	268,198	1,317	—	1,317
Tax services	—	—	2,240	2,240	—	2,240	2,240	—	2,240
Warehouse finance	—	—	—	—	262,924	262,924	—	—	—
Total National Lending	6,963	6,487	23,453	36,903	2,412,689	2,449,592	11,135	14,378	25,513
Community Banking
Commercial real estate and operating	565	—	—	565	883,367	883,932	—	—	—
Consumer one-to-four family real estate and other	458	—	9	467	258,958	259,425	—	44	44
Agricultural real estate and operating	49	—	—	49	58,415	58,464	—	—	—
Total Community Banking	1,072	—	9	1,081	1,200,740	1,201,821	—	44	44
Total loans and leases held for investment	$8,035	$6,487	$23,462	$37,984	$3,613,429	$3,651,413	$11,135	$14,422	$25,557

Total loans and leases	$9,157	$7,242	$24,426	$40,825	$3,759,365	$3,800,190	$12,099	$14,422	$26,521

Non-accruing loans and leases were $24.0 million and $14.4 million at September 30, 2020 and 2019, respectively. There were $10.1 million and $12.1 million in accruing loans and leases delinquent 90 days or more at September 30, 2020 and 2019, respectively. For the fiscal year ended September 30, 2020, gross interest income, which would have been recorded had the non-accruing loans and leases been current in accordance with their original terms, was insignificant, none of which was included in interest income.

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

Impaired loans and leases at September 30, 2020 and 2019 were as follows:

September 30, 2020	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans and leases without a specific valuation allowance
National Lending	(Dollars in Thousands)
Term lending	$17,349	$18,823	$—
Asset based lending	3,914	3,914	—
Factoring	3,892	4,967	—
Lease financing	1,797	1,805	—
SBA/USDA	1,436	2,263	—
Commercial finance	28,388	31,772	—
Other consumer finance	1,987	2,104	—
Consumer finance	1,987	2,104	—
Total National Lending	30,375	33,876	—
Community Banking
Consumer one-to-four family real estate and other	104	104	—
Agricultural real estate and operating	6,421	6,421	—
Total Community Banking	6,525	6,525	—
Total	$36,900	$40,401	$—
Loans and leases with a specific valuation allowance
National Lending
Term lending	$8,736	$8,736	$3,155
Asset based lending	1,403	1,403	355
Factoring	1,179	1,191	274
Lease financing	2,900	2,900	1,194
Commercial finance	14,218	14,230	4,978
Total National Lending	14,218	14,230	4,978
Community Banking
Commercial real estate and operating	160	160	141
Total Community Banking	160	160	141
Total	$14,378	$14,390	$5,119

September 30, 2019	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans and leases without a specific valuation allowance
National Lending	(Dollars in Thousands)
Term lending	$12,644	$13,944	$—
Asset based lending	378	378	—
Factoring	1,563	2,638	—
Lease financing	1,062	1,062	—
SBA/USDA	2,595	2,595	—
Commercial finance	18,242	20,617	—
Other consumer finance	1,472	1,539	—
Consumer finance	1,472	1,539	—
Total National Lending	19,714	22,156	—
Community Banking
Commercial real estate and operating	258	258	—
Consumer one-to-four family real estate and other	100	100	—
Agricultural real estate and operating	2,985	2,985	—
Total Community Banking	3,343	3,343	—
Total	$23,057	$25,499	$—
Loans and leases with a specific valuation allowance
National Lending
Term lending	$6,924	$6,951	$450
Factoring	2,261	3,601	1,262
Lease financing	151	151	112
SBA/USDA	1,246	1,246	51
Commercial finance	10,582	11,949	1,875
Total National Lending	10,582	11,949	1,875
Total	$10,582	$11,949	$1,875

The following table provides the average recorded investment in impaired loans and leases for the fiscal years ended:

	Fiscal Year Ended September 30,
	2020		2019
(Dollars in Thousands)	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
National Lending
Term lending	$26,126	$386	$6,119	$344
Asset based lending	1,339	—	1,347	—
Factoring	4,075	13	4,751	5
Lease financing	3,370	16	3,313	17
SBA/USDA	3,164	—	639	—
Commercial finance	38,074	415	16,169	$366
Other consumer finance	1,860	143	1,207	67
Consumer finance	1,860	143	1,207	67
Total National Lending	39,934	558	17,376	433
Community Banking
Commercial real estate and operating	466	27	269	14
Consumer one-to-four family real estate and other	114	10	172	6
Agricultural real estate and operating	2,949	(74)	1,483	107
Total Community Banking	3,529	(37)	1,924	127
Total loans and leases	$43,463	$521	$19,300	$560

The Company’s troubled debt restructurings ("TDRs") typically involve forgiving a portion of interest or principal on existing loans, making loans at a rate materially less than current market rates, or extending the term of the loan. There were $9.5 million of National Lending loans and leases and $5.2 million of Community Banking loans that were modified in a TDR during the fiscal year ended September 30, 2020, all of which were modified to extend the term of the loan. There were $2.9 million of National Lending loans and leases and $2.5 million of Community Banking loans that were modified in a TDR during the fiscal year ended September 30, 2019.

During the fiscal year ended September 30, 2020, the Company had $3.9 million of National Lending loans and $3.3 million of Community Banking loans that were modified in a TDR within the previous 12 months and for which there was a payment default. During the fiscal year ended September 30, 2019, the Company had $0.9 million of Community Banking loans and $0.2 million of National Lending loans or leases that were modified in a TDR within the previous 12 months and for which there was a payment default. TDR net charge-offs and the impact of TDRs on the Company's allowance for loan and lease losses were insignificant during the fiscal years ended September 30, 2020 and September 30, 2019.

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

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted earnings per share is presented below.

	For the Fiscal Years Ended September 30,
(Dollars in Thousands, Except Share and Per Share Data)	2020	2019	2018
Basic income per common share:
Net income attributable to Meta Financial Group, Inc.	$104,720	$97,004	$51,620
Weighted average common shares outstanding	35,651,709	38,880,919	30,737,499
Basic income per common share	$2.94	$2.49	$1.68

Diluted income per common share:
Net income attributable to Meta Financial Group, Inc.	$104,720	$97,004	$51,620
Weighted average common shares outstanding	35,651,709	38,880,919	30,737,499
Outstanding options - based upon the two-class method	—	40,718	115,551
Weighted average diluted common shares outstanding	35,651,709	38,921,637	30,853,050
Diluted income per common share	$2.94	$2.49	$1.67

NOTE 7.  PREMISES, FURNITURE AND EQUIPMENT, NET

Fiscal year-end premises and equipment were as follows:

(Dollars in Thousands)	September 30, 2020	September 30, 2019
Land	$1,354	$2,932
Buildings	20,170	30,906
Furniture, fixtures, and equipment	67,302	61,216
	88,826	95,054
Less: accumulated depreciation and amortization	(47,218)	(49,122)
Net book value	$41,608	$45,932

Depreciation expense of premises, furniture and equipment included in occupancy and equipment expense was approximately $9.2 million, $8.6 million and $5.7 million for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

NOTE 8.  RENTAL EQUIPMENT, NET

Rental equipment consists of the following:

	September 30, 2020	September 30, 2019
(Dollars in Thousands)
Computers and IT networking equipment	$15,926	$37,352
Motor vehicles and other	52,913	23,884
Other furniture and equipment	74,197	77,140
Solar panels and equipment	118,808	116,505
Total	261,844	254,881

Accumulated depreciation	(57,601)	(46,344)
Unamortized initial direct costs	1,721	—
Net book value	$205,964	$208,537

During fiscal year 2019, an impairment was recorded related to solar panels and equipment. See Note 10. Goodwill and Intangible Assets for further information.

Undiscounted future minimum lease payments expected to be received for operating leases were as follows:

(Dollars in Thousands)	September 30, 2020
2021	$30,509
2022	26,461
2023	22,737
2024	16,609
2025	11,834
Thereafter	17,797
Total undiscounted future minimum lease payments receivable for operating leases	$125,947

NOTE 9.  FORECLOSED REAL ESTATE AND REPOSSESSED ASSETS

The following table provides an analysis of changes in foreclosed real estate and repossessed assets:

	Fiscal Year Ended September 30,
(Dollars in Thousands)	2020	2019
Balance, beginning of period	$29,494	$31,638
Additions	9,983	190
Reductions:
Write-downs	568	432
Net proceeds from sale	23,992	1,917
Gain (loss) on sale	(4,960)	15
Total reductions	29,520	2,334
Balance, ending of period	$9,957	$29,494

At September 30, 2020 and 2019, the Company had established a valuation allowance of $0.5 million and $0.1 million for repossessed assets, respectively. As of September 30, 2020 and 2019, the Company had no loans or leases in the process of foreclosure.

During the fiscal year ended September 30, 2020, the Company sold $28.1 million of other real estate owned ("OREO"), which consisted of assets related to a Community Bank agriculture real estate customer. The sale occurred via public auction and consisted of 30-plus parcels of land. The sale of 30-plus parcels closed in the fiscal 2020 first quarter. The Company applied Subtopic ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets to record the sale. The following table is a summary of the sale transaction, as reflected in the Company's financial statements:

September 30, 2020
(Dollars in Thousands)
Purchase price	$23,083
Carrying value of OREO	28,122
Loss on sale	(5,039)
Deferred income recognized	1,096
Net impact	$(3,943)

The Company recognized a $5.0 million loss from the sale of foreclosed property during the fiscal year ended September 30, 2020, which is included in the "Gain (loss) on sale of other" line on the Consolidated Statements of Operations. The Company also recognized $1.1 million in deferred rental income and $0.2 million in OREO expenses related to these foreclosed properties during the fiscal year ended September 30, 2020.

NOTE 10.  GOODWILL AND INTANGIBLE ASSETS

The Company held a total of $309.5 million of goodwill at September 30, 2020. The recorded goodwill is a result of multiple business combinations that have been consummated since fiscal year 2015, with the most recent pursuant to the Crestmark Acquisition that closed on August 1, 2018. Goodwill is assessed for impairment at least annually or more often if conditions indicate a possible impairment. The assessment is done at a reporting unit level, which is one level below the operating segments. The Company has changed its basis of presentation for segments. See Note 22. Segment Reporting for additional information on the Company's segment reporting.

The changes in the carrying amount of the Company’s goodwill and intangible assets for the fiscal years ended September 30, 2020 and 2019 were as follows:

(Dollars in Thousands)	Payments	Banking	Corporate Services/Other	Total
Goodwill
September 30, 2019	$87,145	$222,360	$—	$309,505
Acquisitions	—	—	—	—
Impairment	—	—	—	—
September 30, 2020	$87,145	$222,360	$—	$309,505

September 30, 2018	$87,145	$216,125	$—	$303,270
Acquisitions	—	—	—	—
Measurement Period Adjustments(1)	—	6,235	—	6,235
Impairment	—	—	—	—
September 30, 2019	$87,145	$222,360	$—	$309,505
(1) The Company recognized measurement period adjustments on provisional goodwill during fiscal year 2019 related to the Crestmark Acquisition.

Due to the ongoing economic impacts from the COVID-19 pandemic, the Company conducted a quantitative interim goodwill impairment assessment as of June 30, 2020. The impairment assessment compared the fair value of each reporting unit with its carrying amount (including goodwill). If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. The Company’s interim assessment estimated fair value for each reporting unit using an income approach that incorporated a discounted cash flow model that involves many management assumptions based upon future growth projections which include estimates of COVID-19 impacts on our various business lines. Assumptions included estimates of future after-tax cash flows, growth rates, and discount rates based upon industry and competitor analyses. Results of the interim assessment indicated no goodwill impairment for any of the reporting units as of June 30, 2020. The Company completed a qualitative goodwill impairment assessment as of September 30, 2020. Based on the results, it was identified that it was more likely than not the fair value of goodwill recorded exceeded the current carrying value and concluded no impairment existed as of September 30, 2020.

(Dollars in Thousands)	Trademark (1)	Non-Compete (2)	Customer Relationships (3)	All Others (4)	Total
Intangibles
Balance as of September 30, 2019	$11,959	$827	$33,207	$6,817	$52,810
Acquisitions during the period	—	—	—	35	35
Amortization during the period	(1,058)	(405)	(8,874)	(660)	(10,997)
Write-offs during the period	—	—	—	(156)	(156)
Balance as of September 30, 2020	$10,901	$422	$24,333	$6,036	$41,692

Gross carrying amount	$14,624	$2,480	$82,088	$10,113	$109,305
Accumulated amortization	(3,723)	(2,058)	(47,507)	(3,887)	(57,175)
Accumulated impairment	—	—	(10,248)	(190)	(10,438)
Balance as of September 30, 2020	$10,901	$422	$24,333	$6,036	$41,692
(1) Book amortization period of 5-15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 3-5 years. Amortized using the straight line method.
(3) Book amortization period of 10-30 years. Amortized using the accelerated method.
(4) Book amortization period of 3-20 years. Amortized using the straight line method.

(Dollars in Thousands)	Trademark (1)	Non-Compete (2)	Customer Relationships (3)	All Others (4)	Total
Intangibles
Balance as of September 30, 2018	$12,987	$1,297	$48,455	$7,980	$70,719
Acquisitions during the period	—	—	—	115	115
Amortization during the period	(1,028)	(470)	(15,248)	(965)	(17,711)
Write-offs during the period	—	—	—	(313)	(313)
Balance as of September 30, 2019	$11,959	$827	$33,207	$6,817	$52,810

Gross carrying amount	$14,624	$2,480	$82,088	$10,703	$109,895
Accumulated amortization	(2,665)	(1,653)	(38,633)	(3,227)	(46,178)
Accumulated impairment	—	—	(10,248)	(659)	(10,907)
Balance as of September 30, 2019	$11,959	$827	$33,207	$6,817	$52,810
(1) Book amortization period of 5-15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 3-5 years. Amortized using the straight line method.
(3) Book amortization period of 10-30 years. Amortized using the accelerated method.
(4) Book amortization period of 3-20 years. Amortized using the straight line method.

The Company tests intangible assets for impairment at least annually or more often if conditions indicate a possible impairment. There were no impairments to intangible assets for the fiscal year ended September 30, 2020. There was $0.1 million in impairments to intangible assets for the fiscal year ended September 30, 2019. Intangible impairment expense is recorded within the impairment expense line of the Consolidated Statements of Operations.

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in the subsequent fiscal years at September 30, 2020 was as follows:

Fiscal Year Ended	Anticipated Amortization
(Dollars in Thousands)
2021	$8,548
2022	6,422
2023	5,104
2024	4,387
2025	3,830
Thereafter	13,401
Total anticipated intangible amortization	$41,692

Measurement Period Adjustments and Impairment - DC Solar
The Company previously purchased a portfolio of mobile solar generators ("MSGs") from DC Solar Solutions, Inc. and certain of its affiliates, a relationship in the Company's solar leasing business, and, in turn, leased the MSGs to DC Solar Distribution, Inc., an affiliate of DC Solar Solutions. During 2019, the Company became aware that the DC Solar entities and their affiliates filed for bankruptcy and the entities, including their principals, are subjects of ongoing federal investigations involving allegations of fraudulent misconduct. The Company had three separate operating leases with DC Solar - two of which were included in the acquired Crestmark balances on August 1, 2018. The third transaction was originated in August 2018, after the closing of the Crestmark Acquisition. The Company considered the bankruptcy filing and fraud allegations as new facts and circumstances and concluded the alleged fraud existed at the acquisition date for the acquired DC Solar transactions. As a result, the identified impairment for the acquired DC Solar transactions and other related adjustments were recorded as measurement period adjustments to the acquired assets and liability amounts recognized and were offset through provisional goodwill. The impairment and related adjustments for the DC Solar transaction originated post-acquisition have been reflected in fiscal year 2019 earnings. No additional impairment or net financial impact has been recognized since fiscal year 2019. As of September 30, 2020, the underlying assets are ready to be re-leased and are now part of normal business activities.

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

NOTE 11. OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease ROU assets, included in other assets, were $25.8 million at September 30, 2020.

Operating lease liabilities, included in accrued expenses and other liabilities, were $27.1 million at September 30, 2020.

Undiscounted future minimum operating lease payments and a reconciliation to the amount recorded as operating lease liabilities were as follows:

(Dollars in Thousands)
2021	$3,742
2022	3,479
2023	2,799
2024	2,808
2025	2,755
Thereafter	15,765
Total undiscounted future minimum lease payments	31,348
Discount	(4,275)
Total operating lease liabilities	$27,073

The weighted-average discount rate and remaining lease term for operating leases were as follows:

September 30, 2020
Weighted-average discount rate	2.35%
Weighted-average remaining lease term (years)	11.39

The components of total lease costs for operating leases, included in occupancy and equipment noninterest expense, were as follows:

(Dollars in Thousands)	Fiscal Year Ended September 30, 2020
Lease expense	$3,454
Short-term and variable lease cost	496
Sublease income	(733)
Total lease cost for operating leases	$3,217

NOTE 12.  TIME CERTIFICATES OF DEPOSIT

Time certificates of deposit in denominations of $250,000 or more were approximately $231.0 million and $51.4 million at September 30, 2020, and 2019, respectively.

At September 30, 2020, the scheduled maturities of time certificates of deposit were as follows for the fiscal years ending:

(Dollars in Thousands)
2021	$247,971
2022	25,663
2023	538
2024	—
2025	—
Total (1)	$274,172
(1) As of September 30, 2020, the Company had $253.9 million of certificates of deposit which were recorded in wholesale deposits on the Consolidated Statements of Financial Condition.

Under the Dodd-Frank Act, IRA and non-IRA deposit accounts are permanently insured up to $250,000 by the DIF under management of the FDIC.

NOTE 13.  SHORT-TERM AND LONG-TERM BORROWINGS

Short-Term Borrowings

September 30,	2020	2019
(Dollars in Thousands)
Overnight federal funds purchased	$—	$642,000
Repurchase agreements	—	4,019
Total	$—	$646,019

The Company had no overnight federal funds purchased from the FHLB or from other financial institutions at September 30, 2020, as compared to $477.0 million of overnight federal funds purchased from the FHLB and $165.0 million from other financial institutions at September 30, 2019. At September 30, 2020 and 2019, the Company had no short-term advances from the FHLB.

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

At fiscal year-end 2020 and 2019, the Bank pledged securities with fair values of approximately $673.8 million and $812.2 million, respectively, to be used against FHLB advances as needed. In addition, qualifying real estate loans of approximately $333.8 million, and $928.8 million were pledged as collateral at September 30, 2020, and 2019, respectively.

The company had no securities sold under agreements to repurchase at September 30, 2020 and $4.0 million at September 30, 2019.

An analysis of securities sold under agreements to repurchase at September 30, 2020 and 2019 follows:

September 30,	2020	2019
(Dollars in Thousands)
Highest month-end balance	$2,550	$4,306
Average balance	328	3,542
Weighted average interest rate for the fiscal year	2.00%	2.67%
Weighted average interest rate at fiscal year end	—%	2.41%

As of September 30, 2020, the Company did not have any securities pledged as collateral for securities sold under agreements to repurchase. There were $4.9 million of securities pledged as collateral for securities sold under agreements to repurchase at September 30, 2019.

The Bank has a line of credit with another financial institution for $25.0 million as of September 30, 2020. This line of credit has no fee, and, as of September 30, 2020, the Bank had not drawn on it.

Long-Term Borrowings

September 30,	2020	2019
(Dollars in Thousands)
Long-term FHLB advances	$—	$110,000
Trust preferred securities	13,661	13,661
Subordinated debentures (net of issuance costs)	73,807	73,644
Other long-term borrowings (1)	10,756	18,533
Total	$98,224	$215,838
(1) Includes $10.6 million of discounted leases and $0.1 million of capital lease obligations at September 30, 2020.

Management extinguished its remaining long-term FHLB advances in the fiscal 2020 fourth quarter. Prior to doing so, the advances had an outstanding balance of $110.0 million at a weighted average cost of 2.41%. The early extinguishment resulted in a pre-tax charge of $1.7 million to other expense in the fiscal 2020 fourth quarter.

At September 30, 2020, the scheduled maturities of the Company's long-term borrowings were as follows for the fiscal years ending:

September 30,	Long-term FHLB advances	Trust preferred securities	Subordinated debentures	Other long-term borrowings	Total
(Dollars in Thousands)
2021	$—	$—	$—	$5,442	$5,442
2022	—	—	—	2,735	2,735
2023	—	—	—	1,853	1,853
2024	—	—	—	726	726
2025	—	—	—	—	—
Thereafter	—	13,661	73,807	—	87,468
Total long-term borrowings	$—	$13,661	$73,807	$10,756	$98,224

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

The Company issued all of the 10,310 authorized shares of trust preferred securities of First Midwest Financial Capital Trust I holding solely securities. Distributions are paid semi-annually. Cumulative cash distributions are calculated at a variable rate of LIBOR plus 3.75% (4.01% at September 30, 2020, and 5.81% at September 30, 2019), not to exceed 12.5%. The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond July 25, 2031. At the end of any deferral period, all accumulated and unpaid distributions are required to be paid. The capital securities are required to be redeemed on July 25, 2031; however, the Company has a semi-annual option to shorten the maturity date. The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption.

Holders of the capital securities have no voting rights, are unsecured and rank junior in priority of payment to all of the Company’s indebtedness and senior to the Company’s common stock.

Although the securities issued by the Trust are not included as a component of stockholders’ equity, the securities are treated as capital for regulatory purposes, subject to certain limitations.

Through the Crestmark Acquisition, the Company acquired $3.4 million in floating rate capital securities due to Crestmark Capital Trust I, a 100%-owned nonconsolidated subsidiary of the Company. The subordinated debentures bear interest at LIBOR plus 3.00%, have a stated maturity of 30 years and are redeemable by the Company at par, with regulatory approval. The interest rate is reset quarterly at distribution dates in February, May, August, and November. The interest rate as of September 30, 2020 was 3.23%. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.

The Company completed the public offering of $75.0 million of 5.75% fixed-to-floating rate subordinated debentures during fiscal year 2016. These notes are due August 15, 2026. The subordinated debentures were sold at par, resulting in net proceeds of approximately $73.9 million. At September 30, 2020, the Company had $73.8 million in aggregate principal amount in subordinated debentures, net of issuance costs of $1.2 million.

NOTE 14.  STOCKHOLDERS' EQUITY

Repurchase of Common Stock
During fiscal year 2020, the Company repurchased 3,669,597 shares of its common stock, at an average price of $33.04 per share, which exhausted the remaining shares available for repurchase by the Company under the March 26, 2019 share repurchase program. The Company's Board of Directors authorized the November 20, 2019 share repurchase program to repurchase up to an additional 7,500,000 shares of the Company's outstanding common stock. This authorization is effective from November 21, 2019 through December 31, 2022. The Company suspended its share repurchase activity in March 2020 and resumed repurchase activity during September 2020.
Under the repurchase program, repurchased shares were retired and designated as authorized but unissued shares. The Company accounts for repurchased shares using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. As of September 30, 2020, the remaining number of shares available for repurchase under this program was 4,149,631 shares of common stock.
For the fiscal years ended September 30, 2020, and 2019, the Company also repurchased 103,830 and 104,219 shares, or $3.2 million and $3.4 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Repurchase of Treasury Stock
On June 25, 2019, Meta retired $5.0 million, or 114,558 shares, of common stock held in treasury. The Company accounts for the retirement of repurchased shares, including treasury stock, using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. No shares of common stock held in treasury were retired during the fiscal year ended September 30, 2020.

NOTE 15.  EMPLOYEE STOCK OWNERSHIP AND PROFIT SHARING PLANS

The Company maintains an Employee Stock Ownership Plan (“ESOP”) for eligible employees who have 1,000 hours of employment with the Bank, have worked at least one year at the Bank and who have attained age 21. ESOP expense of $3.0 million, $2.9 million and $2.1 million was recorded for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

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

For the fiscal years ended September 30, 2020, 2019 and 2018, 157,909 shares, 98,753 shares and 72,996 shares, from the suspense account, with a fair value of $19.22, $32.61 and $27.55 per share, respectively, were released. For the fiscal years ended September 30, 2020, 2019 and 2018, allocated shares and total ESOP shares reflect 59,865 shares, 79,926 shares and 6,687 shares, respectively, withdrawn from the ESOP by participants who were no longer with the Company or by participants diversifying their holdings. At September 30, 2020, 2019 and 2018, there were 5,662, 5,336 and 3,987 shares purchased, respectively, for dividend reinvestment.

Fiscal year-end ESOP shares are as follows:

At September 30,	2020	2019	2018
(Dollars in Thousands)
Allocated shares	809,116	778,088	812,346
Unearned shares	—	—	—
Total ESOP shares	809,116	778,088	812,346
Fair value of unearned shares	$—	$—	$—

The Company also has a profit sharing plan covering substantially all full-time employees. Profit sharing expense included in compensation and benefits, for the fiscal years ended September 30, 2020, 2019 and 2018 was $3.1 million, $3.0 million and $2.2 million, respectively. As of October 1, 2020, the Company modified its profit sharing plan to incorporate a Qualified Automatic Contribution Arrangement (QACA) safe harbor provision, whereby employee contributions are matched at 100% of the first 4% of eligible compensation contributed.

NOTE 16.  STOCK COMPENSATION

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

The following table shows the effect to income, net of tax benefits, of share-based expense recorded:

Fiscal Year Ended September 30,	2020	2019	2018
(Dollars in Thousands)
Total employee stock-based compensation expense recognized in income, net of tax effects of $2,567, $3,230, and $3,139, respectively	$7,656	$9,716	$7,878

As of September 30, 2020, stock-based compensation expense not yet recognized in income totaled $7.5 million, which is expected to be recognized over a weighted-average remaining period of 2.52 years.

At grant date, the fair value of options awarded to recipients is estimated using a Black-Scholes valuation model. The exercise price of stock options equals the fair market value of the underlying stock at the date of grant. Options are issued for a period of 10 years with 100% vesting generally occurring either at grant date or over a period of four years. No options were granted during the fiscal years ended September 30, 2020, 2019 or 2018. The intrinsic value of options exercised during the fiscal years ended September 30, 2020, 2019 and 2018 were $1.0 million, $1.8 million and $1.9 million, respectively.

Shares have previously been granted each year to executives and senior leadership members under the applicable Company incentive plan. These shares vest at various times ranging from immediately to four years based on circumstances at time of grant. The fair value is determined based on the fair market value of the Company’s stock on the grant date. Director shares are issued to the Company’s directors, and these shares vest immediately. The total fair value of director’s shares granted during the fiscal years ended September 30, 2020, 2019 and 2018 was $0.8 million, $1.0 million and $1.1 million, respectively.

In addition to the Company’s 2002 Omnibus Incentive Plan, the Company also maintains the 1995 Stock Option and Incentive Plan. No new options were, or could have been, awarded under the 1995 plan during the fiscal years ended September 30, 2020, 2019 or 2018.

In addition, during the first and second quarters of fiscal 2017, shares were granted to certain executive officers of the Company in connection with their signing of employment agreements with the Company. These stock awards vest in equal installments over eight years.

The following tables show the activity of options and share awards (including shares of restricted stock subject to vesting and fully-vested restricted stock) granted, exercised or forfeited under all of the Company’s option and incentive plans during the fiscal years ended September 30, 2020 and 2019.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
(Dollars in Thousands, Except Share and Per Share Data)
Options outstanding, September 30, 2019	59,835	$8.06	1.54	$1,469
Granted	—	—	—	—
Exercised	(59,835)	8.06	1.00	1,011
Forfeited or expired	—	—	—	—
Options outstanding, September 30, 2020	—	$—	0	$—

Options exercisable end of fiscal year	—	$—	0	$—

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
(Dollars in Thousands, Except Share and Per Share Data)
Options outstanding, September 30, 2018	155,961	$8.48	1.78	$2,974
Granted	—	—	—	—
Exercised	(93,099)	8.68	—	1,842
Forfeited or expired	(3,027)	10.60	—	33
Options outstanding, September 30, 2019	59,835	$8.06	1.54	$1,469

Options exercisable end of fiscal year	59,835	$8.06	1.54	$1,469

	Number of Shares	Weighted Average Fair Value At Grant
(Dollars in Thousands, Except Share and Per Share Data)
Nonvested shares outstanding, September 30, 2019	926,122	$29.54
Granted	191,372	32.32
Vested	(316,283)	29.92
Forfeited or expired	(11,128)	31.35
Nonvested shares outstanding, September 30, 2020	790,083	$30.03

	Number of Shares	Weighted Average Fair Value At Grant
(Dollars in Thousands, Except Share and Per Share Data)
Nonvested shares outstanding, September 30, 2018	1,005,813	$29.89
Granted	315,802	25.18
Vested	(391,061)	26.97
Forfeited or expired	(4,432)	25.98
Nonvested shares outstanding, September 30, 2019	926,122	$29.54

NOTE 17.  INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return on a fiscal year basis. The provision for income taxes for the years presented below consisted of the following:

	Fiscal Years Ended September 30,
(Dollars in Thousands)	2020	2019	2018
Federal:
Current	$3,148	$5,278	$(4,023)
Deferred	(4,505)	(14,831)	5,895
	(1,357)	(9,553)	1,872
State:
Current	4,860	5,649	2,611
Deferred	2,158	530	634
	7,018	6,179	3,245
Income tax (benefit) expense	$5,661	$(3,374)	$5,117

The tax effects of the Company's temporary differences that give rise to significant portions of its deferred tax assets and liabilities were:

	September 30,
(Dollars in Thousands)	2020	2019
Deferred tax assets:
Bad debts	$13,968	$6,805
Deferred compensation	1,288	1,626
Stock based compensation	4,073	4,296
Valuation adjustments	5,343	6,596
General business credits(1)	37,888	27,935
Accrued expenses	2,155	3,767
Lease liability	6,798	—
Other assets	3,215	3,144
	74,728	54,169
Deferred tax liabilities:
Premises and equipment	(2,852)	(3,084)
Intangibles	(2,114)	(1,812)
Net unrealized gains on securities available for sale	(5,964)	(2,146)
Deferred income	—	(179)
Leased assets	(35,279)	(24,996)
Right-of-use assets	(6,550)	—
Other liabilities	(4,246)	(3,068)
	(57,005)	(35,285)
Net deferred tax assets	$17,723	$18,884
(1) The general business credits are investment tax credits generated from qualified solar energy property placed in service during the fiscal years ended September 30, 2020 and 2019. These credits expire on September 30, 2040.

As of September 30, 2020, the Company had a gross deferred tax asset of $2.4 million for separate company state cumulative net operating loss carryforwards, for which $2.4 million was reserved. At September 30, 2019, the Company had a gross deferred tax asset of $2.0 million for separate company state cumulative net operating loss carryforwards, for which $2.0 million was reserved. These state operating loss carryforwards will expire in various subsequent periods.

In general, management believes that the realization of its deferred tax assets is more likely than not based on the expectations as to future taxable income; therefore, there was no deferred tax valuation allowance at September 30, 2020, or 2019 with the exception of the state cumulative net operating loss carryforwards discussed above.

The table below reconciles the statutory federal income tax expense and rate to the effective income tax expense and rate for the fiscal years presented. The Company's effective tax rate is calculated by dividing income tax expense by income before income tax expense.

	Fiscal Years Ended September 30,
	2020		2019		2018
(Dollars in Thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Statutory federal income tax expense and rate	$24,151	21.0%	$20,568	21.0%	$14,082	24.5%
Change in tax rate resulting from:
State income taxes net of federal benefits	5,444	4.7%	5,000	5.1%	2,461	4.3%
162(m) disallowance	1,129	1.0%	2,777	2.8%	—	—%
Tax exempt income	(1,212)	(1.0)%	(2,714)	(2.8)%	(6,968)	(12.1)%
Nondeductible acquisition costs	—	—%	—	—%	1,295	2.3%
General business credits	(22,284)	(19.4)%	(27,126)	(27.7)%	(3,948)	(6.9)%
Tax reform	—	—%	—	—%	3,849	6.7%
Amended Crestmark Bancorp historical tax return	—	—%	—	—%	(4,644)	(8.1)%
Other, net	(1,567)	(1.4)%	(1,879)	(1.8)%	(1,010)	(1.7)%
Income tax expense (benefit)	$5,661	4.9%	$(3,374)	(3.4)%	$5,117	9.0%

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

The Company uses the flow through method of accounting for investment tax credits under which the credits are recognized as a reduction to income tax expense in the period in which the credit arises. During the fiscal years ended September 30, 2020, 2019, and 2018, $20.5 million, $27.1 million, and $4.0 million in investment tax credits were recognized as a reduction to income tax expense, respectively.

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

The tax years ended September 30, 2017 and later remain subject to examination by the Internal Revenue Service. For state purposes, the tax years ended September 30, 2017 and later remain open for examination, with few exceptions.

A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits follows:

	September 30,
(Dollars in Thousands)	2020	2019
Balance at beginning of fiscal year	$368	$434
Additions (reductions) for tax positions related to prior years	723	(66)
Balance at end of fiscal year	$1,091	$368

The total amount of unrecognized tax benefits that, if recognized, would impact the effective rate was $981,000 as of September 30, 2020. The Company recognizes interest related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest related to unrecognized tax benefits was $115,000 as of September 30, 2020. The Company does not anticipate any significant change in the total amount of unrecognized tax benefits within the next 12 months.

The Company does not expect significant income tax impacts due to the CARES Act, which was signed in response to the COVID-19 pandemic.

The Company adopted ASU 2018-02 as of October 1, 2020. The amendments in this ASU allow for a reclassification from AOCI to Retained Earnings for stranded tax effects from the Tax Cuts and Jobs Act (TCJA). For the Company, these amendments are limited to any unrealized gains and losses held in Other Comprehensive Income for available-for-sale debt securities held at the time of the TCJA enactment. The Company determined there were no stranded tax effects from the TCJA enactment and has not made any reclassification from AOCI to Retained Earnings upon adoption of this ASU.

NOTE 18.  CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

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

The Capital Rules require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined). At September 30, 2020, both the Bank and the Company exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements. The Company and the Bank took the accumulated other comprehensive income (“AOCI”) opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.

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

	Company	Bank	Minimum to be Adequately Capitalized Under Prompt Corrective Action Provisions	Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2020
Tier 1 leverage capital ratio	6.58%	7.56%	4.00%	5.00%
Common equity Tier 1 capital ratio	11.78	13.96	4.50	6.50
Tier 1 capital ratio	12.18	14.00	6.00	8.00
Total capital ratio	15.30	15.26	8.00	10.00

September 30, 2019
Tier 1 leverage capital ratio	8.33%	9.65%	4.00%	5.00%
Common equity Tier 1 capital ratio	10.35	12.31	4.50	6.50
Tier 1 capital ratio	10.71	12.37	6.00	8.00
Total capital ratio	13.01	13.02	8.00	10.00

The following table provides a reconciliation of the amounts included in the table above for the Company.

Standardized Approach(1) September 30, 2020
(Dollars in Thousands)
Total stockholders' equity	$847,308
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	302,396
LESS: Certain other intangible assets	40,964
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	18,361
LESS: Net unrealized gains (losses) on available-for-sale securities	17,762
LESS: Noncontrolling interest	3,603
Common Equity Tier 1 (1)	464,222
Long-term borrowings and other instruments qualifying as Tier 1	13,661
Tier 1 minority interest not included in common equity tier 1 capital	1,894
Total Tier 1 capital	479,777
Allowance for loan and lease losses	49,343
Subordinated debentures (net of issuance costs)	73,807
Total capital	$602,927
(1) Capital ratios were determined using the Capital Rules that became effective on January 1, 2015. The Capital Rules revised the definition of capital, increased minimum capital ratios, and introduced a minimum common equity tier 1 capital ratio; those changes are being fully phased in through the end of 2021.

The following table provides a reconciliation of tangible common equity and tangible common equity excluding AOCI, each of which is used in calculating tangible book value data, to Total Stockholders' Equity. Each of tangible common equity and tangible common equity excluding AOCI is a non-GAAP financial measure that is commonly used within the banking industry.

(Dollars in Thousands)	September 30, 2020
Total stockholders' equity	$847,308
LESS: Goodwill	309,505
LESS: Intangible assets	41,692
Tangible common equity	496,111
LESS: AOCI	17,542
Tangible common equity excluding AOCI	$478,569

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

NOTE 19.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank makes various commitments to extend credit which are not reflected in the accompanying Consolidated Financial Statements as described below.

At September 30, 2020 and 2019, unfunded loan commitments approximated $1.22 billion and $978.1 million, respectively, excluding undisbursed portions of loans in process. Commitments, which are disbursed subject to certain limitations, extend over various periods of time. Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract.

The Company had no commitments to purchase securities at September 30, 2020 or September 30, 2019. The Company had no commitments to sell securities at September 30, 2020 or September 30, 2019.

The exposure to credit loss in the event of non-performance by other parties to financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policies and collateral requirements are used in making commitments and conditional obligations as are used for on-balance-sheet instruments. At September 30, 2020 and 2019, the Company had an allowance for credit losses on off-balance sheet credit exposures of $0.1 million. This amount is maintained as a separate liability account within other liabilities.

Since certain commitments to make loans and to fund lines of credit expire without being used, the amount does not necessarily represent future cash commitments. In addition, commitments used to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.

LEGAL PROCEEDINGS

The Bank was served, on October 14, 2016, with a lawsuit captioned Card Limited, LLC v. MetaBank dba Meta Payment Systems, Civil No. 2:16-cv-00980 in the United States District Court for the District of Utah. This action was initiated by a former prepaid program manager of the Bank, which was terminated by the Bank in fiscal year 2016. Card Limited alleges that, after all of the programs were wound down, there were two accounts with positive balances to which Card Limited is entitled. The Bank’s position is that Card Limited is not entitled to the funds contained in said accounts. The total amount to which Card Limited claims it is entitled is $4.0 million. The Court ruled in favor of MetaBank on cross motions for summary judgment and vacated the trial. Card Limited has the right to appeal. The Bank intends to continue to vigorously defend this claim, if appealed. An estimate of a range of reasonably possible loss cannot be made at this stage of the litigation.

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

NOTE 20.  LEASE COMMITMENTS

The Company has leased property under various non-cancelable operating lease agreements which expire at various times through 2036, and require annual rentals ranging from $2,000 to $867,000 plus the payment of property taxes, normal maintenance, and insurance on certain properties. The Company is also a party to capital lease agreements for building and equipment that expire at various times through fiscal year 2035. Interest expense for these capital lease obligations was $0.1 million for the fiscal year ended September 30, 2019, and is included in interest expense. Depreciation expense for the capital lease assets was $0.1 million for the fiscal year ended September 30, 2019 and is included in noninterest expense. The Company adopted ASC 842, Leasing, effective October 1, 2019. Refer to Note 1. Summary of Significant Accounting Policies for additional information on adoption impact and Note 11. Operating Lease Right-of-Use Assets and Liabilities for additional information on current period lease commitments.

The following table shows the total minimum rental commitment for the Company's operating and capital leases for each of the fiscal years presented below as of September 30 and thereafter.

	Fiscal Year Ended September 30,
(Dollars in Thousands)	Operating Leases	Capital Leases
2020	$3,709	$216
2021	3,429	216
2022	2,955	216
2023	2,561	216
2024	2,457	194
Thereafter	18,971	1,876
Total leases commitments	$34,082	$2,934

Amounts representing interest		$986
Present value of net minimum lease payments		1,948

NOTE 21. REVENUE FROM CONTRACTS WITH CUSTOMERS

Topic 606 applies to all contracts with customers unless such revenue is specifically addressed under existing guidance. The table below presents the Company’s revenue by operating segment. For additional descriptions of the Company’s operating segments, including additional financial information and the underlying management accounting process, see Note 22. Segment Reporting to the Consolidated Financial Statements.

(Dollars in Thousands)	Consumer		Commercial		Corporate Services/Other		Consolidated Company
Year Ended September 30,	2020	2019	2020	2019	2020	2019	2020	2019
Net interest income(1)	$108,085	$79,010	$150,766	$152,565	$187	$32,632	$259,038	$264,207
Noninterest income:
Refund transfer product fees	36,061	39,198	—	—	—	—	36,061	39,198
Tax advance product fees(1)	31,826	34,687	—	—	—	—	31,826	34,687
Payment card and deposit fees	87,379	87,130	—	—	—	—	87,379	87,130
Other bank and deposit fees	—	—	984	1,163	326	779	1,310	1,942
Rental income(1)	19	12	43,493	40,533	1,314	508	44,826	41,053
Gain on sale of securities available-for-sale, net(1)	—	—	—	—	51	729	51	729
Gain on divestitures(1)	—	—	—	—	19,275	—	19,275	—
(Loss) gain on sale of other(1)	(19)	241	9,587	7,511	(5,143)	79	4,425	7,831
Other income(1)	3,045	944	6,087	5,017	5,509	4,014	14,641	9,975
Total noninterest income	158,311	162,212	60,151	54,224	21,332	6,109	239,794	222,545
Revenue	$266,396	$241,222	$210,917	$206,789	$21,519	$38,741	$498,832	$486,752
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

Refund Transfer Product Fees
Refund transfer fees are specific to the tax products offered by Refund Advantage and EPS. These fees are for products, services such as payment processing, and product referral commissions. Software partner fees paid and/or incurred are recorded on a net basis. The Company’s obligation for product fees and commissions is satisfied at the time of the product delivery and obligation for payment processing is satisfied at the time of processing. The transaction price for such activity is based upon stand-alone fees within the terms and conditions. At September 30, 2020 and 2019, there were no receivables related to refund transfer fees, which reflect earned revenue with unconditional rights to payment for product fee income. All refund transfer fees are recorded within the Consumer reporting segment.

Card Fees
Card fees relate to MPS, Community Bank, Refund Advantage and EPS products. These fees are for products and services such as card activation, product support, processing, and servicing. The Company earns these fees based upon the underlying terms and conditions with each cardholder over the contract term. Agreements with the Company’s cardholders are considered daily service contracts as they are not fixed in duration. The Company’s obligation for card activation and product support fees is satisfied at the time of product delivery, while the obligation for processing and servicing is satisfied over the course of each month. The transaction price for such activity is based upon the stand-alone fees within the terms and conditions of the cardholder agreements. Card fee revenue also includes income from sponsorships, associations and networks, and interchange income. Sponsorship income relates to fees charged to the Company’s ATM sponsorship partners, where the obligation is satisfied over the course of each month. Association and network income reflect incentives, performance bonuses and rebates with MasterCard and Visa. The obligation for such income is satisfied at the time when certain thresholds of transaction volume have been met. Interchange income is generated by cardholder activity, and therefore the Company’s obligations are satisfied as activity occurs. The transaction price for such activity is based on underlying rates and activity thresholds within the terms and conditions of the applicable agreements. Card fee revenue also includes breakage revenue. Breakage represents the estimated amount that will not be redeemed by the holder of unregistered, unused prepaid cards for goods or services. Breakage revenue is recognized ratably over the expected customer usage period and is an estimate based on cardholder behavior and breakage rates. Breakage is also impacted by escheatment laws. Card fees are recorded within both the Consumer and Commercial reporting segments, the substantial majority of which is derived from the Company's payments division and reported in payments card and deposit fees. Card fees related to the Community Bank are reported within other bank and deposit fees.

Bank and Deposit Fees
Fees are earned on depository accounts for consumer and commercial customers and include fees for account services, overdraft services, safety deposit box rentals, and event-driven services (i.e. returned checks, ATM surcharge, card replacement, wire transfers, and stop pays). The Company’s obligation for event-driven services is satisfied at the time of the event when the service is delivered, while its obligation for account services is satisfied over the course of each month. The Company’s obligation for overdraft services is satisfied at the time of overdraft. The transaction price for such activity is based upon stand-alone fees within the terms and conditions of the deposit agreements. Bank and deposit fees are recorded within both the Consumer and Commercial reporting segments, the majority of which are derived from the Company's payments division. Bank and deposit fees related to the Community Bank are reported within other bank and deposit fees.

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

NOTE 22.  SEGMENT REPORTING

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

The following tables present segment data for the Company for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

	Consumer	Commercial	Corporate Services/Other	Total
Fiscal Year Ended September 30, 2020
Net interest income	$108,085	$150,766	$187	$259,038
Provision for loan and lease losses	21,838	29,296	13,642	64,776
Noninterest income	158,311	60,151	21,332	239,794
Noninterest expense	76,651	107,802	134,598	319,051
Income (loss) before income tax expense (benefit)	167,907	73,819	(126,721)	115,005

Total assets	588,216	2,836,149	2,667,709	6,092,074
Total goodwill	87,145	222,360	—	309,505
Total deposits	4,555,999	6,226	416,975	4,979,200

	Consumer	Commercial	Corporate Services/Other	Total
Fiscal Year Ended September 30, 2019
Net interest income	$79,010	$152,565	$32,632	$264,207
Provision for loan and lease losses	25,336	21,901	8,413	55,650
Noninterest income	162,212	54,224	6,109	222,545
Noninterest expense	77,153	127,033	128,974	333,160
Income (loss) before income tax expense (benefit)	138,733	57,855	(98,646)	97,942

Total assets	700,365	2,432,381	3,050,144	6,182,890
Total goodwill	87,145	222,360	—	309,505
Total deposits	2,444,452	5,588	1,886,965	4,337,005

	Consumer	Commercial	Corporate Services/Other	Total
Fiscal Year Ended September 30, 2018
Net interest income	$26,111	$34,294	$70,144	$130,549
Provision for loan losses	22,202	1,968	5,262	29,432
Noninterest income (expense)	176,257	11,955	(3,687)	184,525
Noninterest expense	97,288	36,422	94,522	228,232
Income (loss) before income tax expense (benefit)	82,878	7,859	(33,327)	57,410

Total assets	344,919	1,942,283	3,547,865	5,835,067
Total goodwill	87,145	216,125	—	303,270
Total deposits	2,419,773	4,939	2,006,275	4,430,987

NOTE 23.  PARENT COMPANY FINANCIAL STATEMENTS

Presented below are condensed financial statements for the parent company, Meta, at the dates and for the fiscal years presented below.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30,	2020	2019
(Dollars in Thousands)
ASSETS
Cash and cash equivalents	$4,783	$8,111
Investment securities held to maturity, at cost	1,208	411
Investment in subsidiaries	933,431	933,196
Other assets	3,308	159
Total assets	$942,730	$941,877

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Long-term borrowings	$87,468	$87,305
Other liabilities	7,954	10,614
Total liabilities	$95,422	$97,919

STOCKHOLDERS' EQUITY
Common stock	$344	$378
Additional paid-in capital	594,569	580,826
Retained earnings	234,927	252,813
Accumulated other comprehensive income (loss)	17,542	6,339
Treasury stock, at cost	(3,677)	(445)
Total equity attributable to parent	843,705	839,911
Noncontrolling interest	3,603	4,047
Total stockholders' equity	847,308	843,958
Total liabilities and stockholders' equity	$942,730	$941,877

CONDENSED STATEMENTS OF OPERATIONS

Fiscal Years Ended September 30,	2020	2019	2018
(Dollars in Thousands)
Interest expense	$5,168	$5,296	$5,061
Other expense	1,256	1,044	663
Total expense	6,424	6,340	5,724

Loss before income taxes and equity in undistributed net income of subsidiaries	(6,424)	(6,340)	(5,724)

Income tax (benefit)	(3,638)	(1,374)	(1,504)

Loss before equity in undistributed net income of subsidiaries	(2,786)	(4,966)	(4,220)

Equity in undistributed net income of subsidiaries	107,476	101,970	55,840
Other income	30	—	—
Total Income	107,506	101,970	55,840

Net income attributable to parent	$104,720	$97,004	$51,620

CONDENSED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended September 30,	2020	2019	2018
(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income attributable to parent	$104,720	$97,004	$51,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	163	153	143
Equity in undistributed net income of subsidiaries	(107,476)	(101,970)	(55,840)
Stock compensation	10,221	12,942	11,123
Net change:
Other assets	(3,149)	(35)	232
Accrued expenses and other liabilities	(2,660)	(6,468)	(860)
Cash dividend received	118,000	33,980	45,315
Net cash provided by operating activities	119,819	35,606	51,733

CASH FLOWS FROM INVESTING ACTIVITIES
Held to maturity:
Proceeds from maturities and principal repayments	—	—	8
Capital contributions to subsidiaries	—	—	(20,322)
Alternative Investments	(797)	—	—
Net cash (used in) investing activities	(797)	—	(20,314)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(7,100)	(7,760)	(5,736)
Payment:
Short-term borrowings	—	—	(11,642)
Long-term borrowings	—	—	(258)
Purchase of shares by ESOP	3,220	2,011	1,606
Proceeds/(payment):
Exercise of stock options & issuance of common stock	266	44	148
Issuance of restricted stock	2	3	4
Issuance of commons shares due to acquisitions	—	—	295,767
Cash acquired due to acquisitions	—	—	697
Net increase in investment in subsidiaries	—	(90)	(295,767)
Shares repurchased for tax withholdings on stock compensation	(118,738)	(49,912)	(2,598)
Net cash provided by (used in) financing activities	(122,350)	(55,704)	(17,779)

Net change in cash and cash equivalents	$(3,328)	$(20,098)	$13,640

CASH AND CASH EQUIVALENTS
Beginning of fiscal year	8,111	28,209	14,569
End of fiscal year	$4,783	$8,111	$28,209

The extent to which the Company may pay cash dividends to stockholders will depend on the cash currently available at the Company, as well as the ability of the Bank to pay dividends to the Company. For further discussion, see Note 18 herein.

NOTE 24.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	QUARTER ENDED
(Dollars in Thousands, Except Per Share Data)	December 31	March 31	June 30	September 30
Fiscal Year 2020
Interest and dividend income	$77,625	$79,403	$67,406	$68,407
Interest expense	12,974	11,666	5,269	3,894
Net interest income	64,651	67,737	62,137	64,513
Provision for loan and lease losses	3,407	37,296	15,093	8,980
Noninterest income	37,483	120,513	41,048	40,750
Net income attributable to parent	21,068	52,304	18,190	13,158
Earnings per common share
Basic	$0.56	$1.45	$0.53	$0.38
Diluted	0.56	1.45	0.53	0.38
Dividend declared per share	0.05	0.05	0.05	0.05

Fiscal Year 2019
Interest and dividend income	$74,976	$88,294	$81,632	$80,828
Interest expense	14,704	16,944	14,664	15,211
Net interest income	60,272	71,350	66,968	65,617
Provision for loan and lease losses	9,099	33,318	9,112	4,121
Noninterest income	37,751	105,025	43,790	35,980
Net income attributable to parent	15,398	32,120	29,291	20,195
Earnings per common share
Basic	$0.39	$0.81	$0.75	$0.53
Diluted	0.39	0.81	0.75	0.53
Dividend declared per share	0.05	0.05	0.05	0.05

Fiscal Year 2018
Interest and dividend income	$30,857	$33,371	$34,104	$60,202
Interest expense	4,661	5,966	5,693	11,665
Net interest income	26,196	27,405	28,411	48,537
Provision (recovery) for loan losses	1,068	18,343	5,315	4,706
Noninterest income	29,268	97,419	33,225	24,613
Net income attributable to parent	4,670	31,436	6,792	8,722
Earnings per common share
Basic	$0.15	$1.07	$0.22	$0.24
Diluted	0.15	1.06	0.22	0.24
Dividend declared per share	0.04	0.04	0.04	0.05

NOTE 25.  FAIR VALUES OF FINANCIAL INSTRUMENTS

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

There were no transfers between levels of the fair value hierarchy for the fiscal years ended September 30, 2020 or 2019.

Debt Securities Available for Sale and Held to Maturity. Debt securities available for sale are recorded at fair value on a recurring basis and debt securities held to maturity are carried at amortized cost.

The fair values of available for sale debt securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs), or valuation based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model‑based valuation techniques for which significant assumptions are observable in the market (Level 2 inputs). The Company considers these valuations supplied by a third-party provider which utilizes several sources for valuing fixed-income securities. These sources include Interactive Data Corporation, Reuters, Standard and Poor’s, Bloomberg Financial Markets, Street Software Technology and the third‑party provider’s own matrix and desk pricing. The Company, no less than annually, reviews the third-party provider's methods and source’s methodology for reasonableness and to ensure an understanding of inputs utilized in determining fair value. Sources utilized by the third-party provider include but are not limited to pricing models that vary based on asset class and include available trade, bid, and other market information. This methodology includes but is not limited to broker quotes, proprietary models, descriptive terms and conditions databases, as well as extensive quality control programs. Monthly, the Company receives and compares prices provided by multiple securities dealers and pricing providers to validate the accuracy and reasonableness of prices received from the third-party provider; and our Investment Committee reviews mark-to-market changes in the securities portfolio for reasonableness.

Equity Securities. Marketable equity securities and certain non-marketable equity securities are recorded at fair value on a recurring basis. The fair values of marketable equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs).

The following table summarizes the fair values of debt securities available for sale and equity securities as they are measured at fair value on a recurring basis.

	Fair Value At September 30, 2020
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Debt securities AFS
SBA securities	$164,955	$—	$164,955	$—
Obligations of states and political subdivisions	841	—	841	—
Non-bank qualified obligations of states and political subdivisions	323,774	—	323,774	—
Asset-backed securities	324,925	—	324,925	—
Mortgage-backed securities	453,607	—	453,607	—
Total debt securities AFS	$1,268,102	$—	$1,268,102	$—
Common equities and mutual funds(1)	$2,969	$2,969	$—	$—
Non-marketable equity securities(2)	$2,784	$—	$—	$—
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at September 30, 2020 and September 30, 2019.
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
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at September 30, 2020 and September 30, 2019.
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

The following table summarizes the assets of the Company that are measured at fair value in the Consolidated Statements of Financial Condition on a non-recurring basis:

	Fair Value At September 30, 2020
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired loans and leases, net
Commercial finance	$9,240	$—	$—	$9,240
Total National Lending	9,240	—	—	9,240
Commercial real estate and operating	20	—	—	20
Total Community Banking	20	—	—	20
Total impaired loans and leases, net	9,260	—	—	9,260
Foreclosed assets, net	9,957	—	—	9,957
Total	$19,217	$—	$—	$19,217

	Fair Value At September 30, 2019
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired loans and leases, net
Commercial finance	$8,707	$—	$—	$8,707
Total National Lending	8,707	—	—	8,707
Total impaired loans and leases, net	8,707	—	—	8,707
Foreclosed assets, net	29,494	—	—	29,494
Total	$38,201	$—	$—	$38,201

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at September 30, 2020	Fair Value at September 30, 2019	Valuation Technique	Unobservable Input	Range of Inputs
Impaired loans and leases, net	$9,260	8,707	Market approach	Appraised values(1)	4% - 10%
Foreclosed assets, net	$9,957	29,494	Market approach	Appraised values(1)	4% - 30%
(1) The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimated selling costs and other inputs in a range of 4% to 30%.

The following tables disclose the Company’s estimated fair value amounts of its financial instruments at the dates set forth below. It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of September 30, 2020 and 2019, as more fully described below. The operations of the Company are managed from a going concern basis and not a liquidation basis. As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value. Neither of these components have been given consideration in the presentation of fair values below.

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company:

	September 30, 2020
(Dollars in Thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$427,367	$427,367	$427,367	$—	$—
Debt securities available for sale	1,268,102	1,268,102	—	1,268,102	—
Debt securities held to maturity	92,610	93,745	—	93,745	—
Common equities and mutual funds(1)	2,969	2,969	2,969	—	—
Non-marketable equity securities(1)(2)	14,784	14,784	—	12,000	—
Loans held for sale	183,577	183,577	—	183,577	—
Loans and leases receivable	3,314,140	3,307,037	—	—	3,307,037
Federal Reserve Bank and Federal Home Loan Bank stocks	27,138	27,138	—	27,138	—
Accrued interest receivable	16,628	16,628	16,628	—	—
Financial liabilities
Deposits	4,979,200	4,980,073	4,705,028	275,045	—
Overnight federal funds purchased	—	—	—	—	—
Federal Home Loan Bank advances	—	—	—	—	—
Other short- and long-term borrowings	98,224	100,185	—	100,185	—
Accrued interest payable	1,923	1,923	1,923	—	—
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at September 30, 2020 and 2019.
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
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at September 30, 2020 and 2019.
(2) Includes certain non-marketable equity securities that are measured at fair value using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at September 30, 2020 and 2019.

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

NOTE 26.  SUBSEQUENT EVENTS

Management has evaluated subsequent events that occurred after September 30, 2020. During this period, up to the filing date of this Annual Report on Form 10-K, management identified the following subsequent event:

•On November 24, 2020, W. David Tull, a member of the Boards of Directors of the Company and the Bank, notified the Company and the Bank of his resignation from the Boards of Directors of the Company and the Bank effective November 24, 2020.

•On November 18, 2020, the Company sold an additional $129.8 million of the retained Community Bank loan portfolio to Central Bank. The sale did not result in any material gain to the Company. The loans included in the sale were classified as held for sale at September 30, 2020.

•On November 13, 2020, Michael K. Goik, Executive Vice President and Group Head of the Commercial Finance division of the Bank, notified the Bank of his decision to resign from the Bank effective on or before December 13, 2020. Mr. Goik’s resignation was not due to a dispute or disagreement with the Bank or the Company. Upon the effectiveness of his resignation, Mr. Goik’s duties will be assumed by Brett L. Pharr, Co-President and Chief Operating Officer of the Bank.
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures.

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

In connection with the preparation of this Annual Report on Form 10-K, management evaluated the Company’s disclosure controls and procedures. The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of September 30, 2020, of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2020, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019, the Company identified a material weakness in the control environment of the Crestmark division. The material weakness resulted from the aggregation of control deficiencies at the Crestmark division relating to Information Technology ("IT") system access, program change controls and review procedures related to new loan accounts and client record maintenance changes. The aggregation of these deficiencies did not result in a material misstatement to the Company's Consolidated Financial Statements.

(b)Remediation for Reported Material Weakness.

The Company worked through its remediation plan throughout fiscal year 2020 and was able to fully implement it during the fiscal fourth quarter ended September 30, 2020 to address the material weakness described above with respect to the internal controls environment of the Crestmark division. The remediation plan included re-evaluating IT governance and controls, updating procedures related to access management, and training IT personnel.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control Integrated Framework (2013).” Based on this assessment, our management concluded that our internal control over financial reporting was effective as of September 30, 2020.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2020, has been audited by Crowe LLP, the independent registered public accounting firm that also has audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K. Crowe LLP’s attestation report on the Company’s internal controls over financial reporting appears below.

(d)    Changes in Internal Control over Financial Reporting.

Except as disclosed above, there were no changes in the Company's internal control over financial reporting that occurred during the fiscal fourth quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B. Other Information

On November 30, 2020, the Company and the Bank entered into employment agreements (collectively, the “Employment Agreements”) with Bradley C. Hanson, Chief Executive Officer and President of the Company and Chief Executive Officer and Co-President of and the Bank, and Glen W. Herrick, Executive Vice President and Chief Financial Officer of the Company and the Bank (each, an “Executive Officer” and collectively, the “Executive Officers”). The Employment Agreements are effective as of October 1, 2020.

The Employment Agreements supersede and replace the prior employment agreements between the Executive Officers and the Bank each dated as of October 1, 2016 (collectively, the “Prior Employment Agreements”).

The terms of the Employment Agreements commenced on October 1, 2020 and continue until the applicable Executive Officer’s employment is terminated as provided in the applicable Employment Agreement. Mr. Hanson’s Employment Agreement entitles him to the payment of an annual base salary of $841,500, and Mr. Herrick’s Employment Agreement entitles him to the payment of an annual base salary of $474,300, in each case subject to increase at any time and subject to decrease after September 30, 2021 if and in a manner proportionate to any decrease in base salary the Company in its discretion implements for other executive officers of the Company. As of November 2, 2020, Mr. Hanson’s annual base salary has been so increased to $866,745, and Mr. Herrick’s annual base salary has been so increased to $488,520. The Employment Agreements also provide for performance-based annual incentive compensation opportunities under the Company’s Annual Incentive Plan (“AIP”) having target payouts of 100% of base salary in the case of Mr. Hanson and 75% of base salary in the case of Mr. Herrick, in each case payable in cash unless otherwise determined by the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors. The Employment Agreements also provide for long-term incentive award opportunities under the Company’s 2002 Omnibus Incentive Plan (“LTIP”) based on the achievement of performance goals and/or service vesting requirements specified in the applicable award agreements and having target opportunities of 200% of base salary in the case of Mr. Hanson and 125% of base salary in the case of Mr. Herrick, in each case with performance or vesting periods spanning three years. Such long-term incentive award opportunities will be payable in cash or shares of the Company’s common stock or a combination thereof as provided in the applicable award agreement.

Under the Employment Agreements, the Executive Officers are eligible to participate in all Company-sponsored employee benefit plans and programs available to executive level employees at the Bank during the term of the Employment Agreements, subject to all eligibility requirements and rules applicable to such plans and programs. Each Executive Officer is also entitled to reimbursement of all reasonable, out-of-pocket business expenses incurred in the performance of such Executive Officer’s duties on behalf of the Company.

In the event an Executive Officer’s employment is terminated due to his death or Disability (as defined in the Employment Agreements), such Executive Officer (or his beneficiaries, as the case may be) will be entitled to receive (i) his base salary through the termination date, (ii) any business expenses due and payable, (iii) any accrued but unpaid compensation under the AIP due to such Executive Officer for any completed fiscal year and (iv) any vested benefits in such Executive Officer’s account through the Bank’s 401(k) retirement plan (the “Accrued Amounts”). In addition, such Executive Officer will be entitled to continued vesting of his Performance-Based Restricted Stock Awards (as defined in the Prior Employment Agreements) and prorated compensation under the AIP and prorated awards under the LTIP as determined by the Compensation Committee based upon the number of months of employment during the applicable performance period completed by such Executive Officer prior to termination.

In the event an Executive Officer’s employment is terminated by the Bank for Cause (as defined in the Employment Agreements) or by such Executive Officer without Good Reason (as defined in the Employment Agreements), such Executive Officer will be entitled to the Accrued Amounts but will not be entitled to any other payments or benefits following the termination date.

Subject to the execution of a release of claims the Executive Officer may have against the Company and continued compliance with the surviving provisions of the Employment Agreements, in the event an Executive Officer’s employment is terminated by the Bank without Cause or such Executive Officer resigns for Good Reason, such Executive Officer will be entitled to the Accrued Amounts and eligible for the following severance package (the “Severance Package”): (i) a severance payment equal to the sum of two times such Executive Officer’s base salary (as in effect as of the termination date), (ii) an amount equal to two times the compensation under the AIP such Executive Officer would have earned for the measurement period in which the termination date occurs based on achievement of the applicable performance goals for such measurement period (the “AIP Bonus Payment”), payable in cash, stock or a combination thereof, notwithstanding any service requirement, (iii) except with respect to the AIP Bonus Payment, vesting of all unvested stock options and stock appreciation rights granted by the Company to such Executive Officer, including such Executive Officer’s Performance-Based Restricted Stock Award, (iv) except with respect to the AIP Bonus Payment, (a) accelerated vesting of any outstanding pre-October 1, 2020 LTIP awards, and (b) pro-rata vesting of post-September 30, 2020 LTIP awards with performance periods that have at least 6 months of completion prior to the termination date, in each case other than stock options and stock appreciation rights that were granted by the Company to such Executive Officer, and (v) a lump sum cash payment of an amount equal to 24 times the monthly premium required to be paid by such Executive Officer to continue such Executive Officer’s group health care coverage under the Company’s group health plan following such Executive Officer’s termination date under the applicable provisions of the Consolidated Omnibus Budget Reconciliation Act (“COBRA”), based upon the Company’s monthly COBRA premium in effect as of the termination date, less applicable withholdings.

Subject to the execution of a release of claims the Executive Officer may have against the Company and continued compliance with the surviving provisions of the Employment Agreements, in the event an Executive Officer’s employment is terminated by the Company without Cause or by such Executive Officer for Good Reason within 90 days prior to or within 24 months following the consummation of a Change of Control, such Executive Officer will be eligible to receive the Severance Package, and any and all then unvested AIP and LTIP awards granted to such Executive Officer by the Company will immediately vest and be paid at the greater of target level of performance or actual level of performance (if actual level of performance is then determinable) on the termination date.

If an Executive Officer has a termination of employment under the Employment Agreement for any reason other than for Cause after satisfying the requirements for Retirement (as defined below), and such Executive Officer is not otherwise eligible for the Severance Package, if the termination date occurs on or after 6 months following commencement of the Company’s fiscal year, such Executive Officer is entitled to receive, except as otherwise provided in an applicable award agreement, the AIP and the LTIP awards, if any, that such Executive Officer would have earned for the measurement/performance periods in which the termination date occurs based on achievement of the applicable performance goals for such measurement/performance periods as determined at the end of the respective measurement/performance period, payable in cash, stock or a combination thereof, notwithstanding any service requirement. Such Executive Officer will also receive continued vesting of such Executive Officer’s Performance-Based Restricted Stock Award. For purposes of the Employment Agreements, “Retirement” means retirement from employment with the Company or an entity within the Company and its subsidiaries and affiliates as an employee, director, director emeritus or advisory director thereof, where either (i) such Executive Officer has reached the age of 65 or (ii) the sum of such Executive Officer’s age and length of service (as an employee, director, director emeritus or advisory director) is greater than or equal to 70.

The Employment Agreements provide for suspension or termination of the Company’s obligations under the Employment Agreements in connection with certain regulatory actions and provide for clawback of compensation paid to the Executive Officers under certain circumstances.

In addition, the Employment Agreements provide for a 24-month non-solicitation period (covering both employees and business relationships) and a 24-month non-compete requirement in addition to other restrictive covenants.

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Meta Financial Group, Inc.
Sioux Falls, South Dakota

Opinion on Internal Control over Financial Reporting

We have audited Meta Financial Group, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of September 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the years ended September 30, 2020 and 2019, and the related notes (collectively referred to as the "financial statements") and our report dated November 30, 2020 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying 2020 Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
November 30, 2020

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Information concerning directors of the Company required by this item will be included under the captions “Election of Directors,” “Communicating with Our Directors,” "Meetings and Committees" and “Stockholder Proposals For The Fiscal Year 2021 Annual Meeting” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 23, 2021 (the “2020 Proxy Statement”), a copy of which will be filed not later than 120 days after September 30, 2020, and is incorporated herein by reference.

Executive Officers

Information concerning the executive officers of the Company required by this item will be included under the captions “Executive Officers” and “Election of Directors” in the 2020 Proxy Statement and is incorporated herein by reference.

Compliance with Section 16(a)

Information, if applicable, required by this item regarding compliance with Section 16(a) of the Exchange Act will be included under the caption “Delinquent Section 16(a) Reports” in the Company’s 2020 Proxy Statement and is incorporated herein by reference.

Audit Committee Financial Expert

Information regarding the audit committee of the Company’s Board of Directors will be included under the captions “Meetings and Committees” and “Election of Directors” in the Company’s 2020 Proxy Statement and is incorporated herein by reference.

Code of Ethics

Information regarding the Company’s Code of Ethics will be included under the caption “Corporate Governance” in the Company’s 2020 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning executive and director compensation will be included under the captions “Compensation of Directors” and “Executive Compensation” in the Company’s 2020 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)           Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be included under the caption “Stock Ownership” in the Company’s 2020 Proxy Statement and is incorporated herein by reference.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan excluding securities reflected in (a)
Equity compensation plans approved by stockholders	—	$—	1,499,732
Equity compensation plans not approved by stockholders	—	—	—

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Election of Directors,” “Meetings and Committees” and “Related Person Transactions” in the Company’s 2020 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2020 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following is a list of documents filed as Part of this report:

(a)           Financial Statements:

The following financial statements are included under Part II, Item 8 of this Annual Report on Form 10-K:

1.Report of Independent Registered Public Accounting Firm.

2.Consolidated Statements of Financial Condition as of September 30, 2020 and 2019.

3.Consolidated Statements of Operations for the Fiscal Years Ended September 30, 2020, 2019 and 2018.

4.Consolidated Statements of Comprehensive Income for the Fiscal Years ended September 30, 2020, 2019, and 2018.

5.Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal Years Ended September 30, 2020, 2019, and 2018.

6.Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 2020, 2019, and 2018.

7.Notes to Consolidated Financial Statements.

(b)           Exhibits:

Exhibit Number	Description

3.1	Registrant’s Certificate of Incorporation, as amended, filed on August 8, 2018 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, is incorporated herein by reference.

3.2	Registrant’s Second Amended and Restated By-laws, filed on June 24, 2020 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

4.1	Description of the Securities of the Registrant filed on November 26, 2019 as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2019, is incorporated herein by reference.

4.2	Registrant’s Specimen Stock Certificate, filed on June 27, 2016 as an exhibit to the Registrant’s registration statement on Form S-3 (Commission File No. 333-212269), is incorporated herein by reference.

4.3	Indenture, dated as of August 15, 2016, by and between the Registrant and U.S. Bank National Association, as trustee, filed on August 15, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

4.4	First Supplemental Indenture, dated as of August 15, 2016, by and between the Registrant and U.S. Bank National Association, as trustee, filed on August 15, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

4.5	Form of Global Note of the Registrant representing the 5.75% Fixed-to-Floating Rate Subordinated Notes due August 15, 2026, filed on August 15, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.1	Registrant’s 1995 Stock Option and Incentive Plan, filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996, is incorporated herein by reference.

*10.2	Performance-Based Restricted Stock Agreement between Meta and Bradley C. Hanson, dated as of November 16, 2016, filed on November 18, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.3	Performance-Based Restricted Stock Agreement between Meta and Glen W. Herrick, dated as of December 2, 2016, filed on December 6, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.4	Registrant’s Supplemental Employees’ Investment Plan, originally filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994. First amendment to such agreement, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, is incorporated herein by reference.

*10.5	Registrant’s Amended and Restated 2002 Omnibus Incentive Plan, as amended, filed on January 24, 2018 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.6	Investor Rights Agreement by and among Meta Financial Group, Inc., BEP IV LLC and BEP Investors, LLC, dated as of December 17, 2015, filed on December 17, 2015 as an exhibit to the Registrant’s Current Report on Form 8‑K, is incorporated herein by reference.

*10.7	Form of Meta Financial Group, Inc. 2002 Omnibus Incentive Plan Restricted Stock Agreement, filed on August 2, 2016 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, is incorporated herein by reference.

*10.8	Employment Agreement between MetaBank and Michael Goik, dated as of January 9, 2018, filed on April 20, 2018 as an exhibit to the Registrant's registration statement on Form S-4 (Commission File No. 333-223769), is incorporated herein by reference.

*10.9	Employment Agreement, effective as of October 1, 2020, among MetaBank, Meta Financial Group, Inc. and Bradley C. Hanson is filed herewith.

*10.10	Employment Agreement, effective as of October 1, 2020, among MetaBank, Meta Financial Group, Inc. and Glen W. Herrick is filed herewith.

*10.11	Form of Performance Share Unit Award Agreement is filed herewith.

*10.12	Form of Performance-Based Restricted Stock Award Agreement is filed herewith.

21	Subsidiaries of the Registrant is filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm of Crowe LLP is filed herewith.

23.2	Consent of Independent Registered Public Accounting Firm of KPMG LLP is filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 is filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 is filed herewith.

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.2	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

101
Interactive data files formatted in Inline eXtensible Business Reporting Language - pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of September 30, 2020 and September 30, 2019, (ii) the Consolidated Statements of Operations for the fiscal years ended September 30, 2020, 2019, and 2018, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended September 30, 2020, 2019, and 2018, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended September 30, 2020, 2019, and 2018, (v) the Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2020, 2019, and 2018 and (vi) the Notes to the Consolidated Financial Statements for the fiscal years ended September 30, 2020, 2019, and 2018.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

META FINANCIAL GROUP, INC.

Date: November 30, 2020	By:	/s/ Bradley C. Hanson
Bradley C. Hanson,
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Bradley C. Hanson	Date: November 30, 2020
Bradley C. Hanson, President, Chief Executive Officer, and
Director
(Principal Executive Officer)

By:	/s/ Douglas J. Hajek	Date: November 30, 2020
Douglas J. Hajek, Director

By:	/s/ Elizabeth G. Hoople	Date: November 30, 2020
Elizabeth G. Hoople, Director

By:	/s/ Michael R. Kramer	Date: November 30, 2020
Michael R. Kramer, Director

By:	/s/ Frederick V. Moore	Date: November 30, 2020
Frederick V. Moore, Director

By:	/s/ Becky S. Shulman	Date: November 30, 2020
Becky S. Shulman, Director

By:	/s/ Kendall E. Stork	Date: November 30, 2020
Kendall E. Stork, Director

By:	/s/ Glen W. Herrick	Date: November 30, 2020
Glen W. Herrick, Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Sonja A. Theisen	Date: November 30, 2020
Sonja A. Theisen, Senior Vice President
and Chief Accounting Officer
(Principal Accounting Officer)