Form 10-Q
period 2020-12-31
META FINANCIAL GROUP INC
filed 2021-02-08
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at February 3, 2021:
Common Stock, $.01 par value	32,248,629	Shares
Nonvoting Common Stock, $.01 par value	0	Nonvoting shares

META FINANCIAL GROUP, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

(Dollars in Thousands, Except Share and Per Share Data)	December 31, 2020	September 30, 2020
ASSETS	(Unaudited)	(Audited)
Cash and cash equivalents	$1,586,451	$427,367
Investment securities available for sale, at fair value	797,363	814,495
Mortgage-backed securities available for sale, at fair value	430,761	453,607
Investment securities held to maturity, at cost	76,176	87,183
Mortgage-backed securities held to maturity, at cost	5,152	5,427
Loans held for sale	133,659	183,577
Loans and leases	3,448,675	3,322,765
Allowance for credit losses	(72,389)	(56,188)
Federal Reserve Bank and Federal Home Loan Bank stocks, at cost	27,138	27,138
Accrued interest receivable	17,133	16,628
Premises, furniture, and equipment, net	39,932	41,608
Rental equipment, net	206,732	205,964
Bank-owned life insurance	92,937	92,315
Foreclosed real estate and repossessed assets. net	7,186	9,957
Goodwill	309,505	309,505
Intangible assets	39,660	41,692
Prepaid assets	11,270	8,328
Deferred taxes, net	24,411	17,723
Other assets	82,763	82,983

Total assets	$7,264,515	$6,092,074

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing checking	5,581,597	4,356,630
Interest-bearing checking	274,504	157,571
Savings deposits	54,080	47,866
Money market deposits	56,440	48,494
Time certificates of deposit	13,522	20,223
Wholesale deposits	227,648	348,416
Total deposits	6,207,791	4,979,200
Short-term borrowings	—	—
Long-term borrowings	96,760	98,224
Accrued interest payable	2,068	1,923
Accrued expenses and other liabilities	144,686	165,419
Total liabilities	6,451,305	5,244,766

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued and no shares outstanding at December 31, 2020 and September 30, 2020, respectively	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 32,817,626 and 34,479,164 shares issued, 32,620,251 and 34,360,890 shares outstanding at December 31, 2020 and September 30, 2020, respectively	326	344
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at December 31, 2020 and September 30, 2020, respectively	—	—
Additional paid-in capital	598,669	594,569
Retained earnings	198,000	234,927
Accumulated other comprehensive income	20,119	17,542
Treasury stock, at cost, 197,375 and 118,274 common shares at December 31, 2020 and September 30, 2020, respectively	(5,440)	(3,677)
Total equity attributable to parent	811,674	843,705
Noncontrolling interest	1,536	3,603
Total stockholders’ equity	813,210	847,308

Total liabilities and stockholders’ equity	$7,264,515	$6,092,074
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,
(Dollars in Thousands, Except Share and Per Share Data)	2020	2019
Interest and dividend income:
Loans and leases, including fees	$61,655	$68,702
Mortgage-backed securities	2,123	2,389
Other investments	4,368	6,534
	68,146	77,625
Interest expense:
Deposits	797	9,340
FHLB advances and other borrowings	1,350	3,634
	2,147	12,974

Net interest income	65,999	64,651

Provision for credit losses	6,089	3,407

Net interest income after provision for credit losses	59,910	61,244

Noninterest income:
Refund transfer product fees	647	192
Tax advance product fees	1,960	2,276
Payment card and deposit fees	22,564	21,499
Other bank and deposit fees	237	487
Rental income	9,885	12,351
Gain (loss) on sale of other	2,847	(2,568)
Other income	7,315	3,246
Total noninterest income	45,455	37,483

Noninterest expense:
Compensation and benefits	32,331	34,268
Refund transfer product expense	61	173
Tax advance product expense	370	1,132
Card processing	6,117	5,607
Occupancy and equipment expense	6,888	6,655
Operating lease equipment depreciation	7,581	8,280
Legal and consulting	5,247	4,674
Intangible amortization	2,013	2,676
Impairment expense	1,159	242
Other expense	10,808	12,091
Total noninterest expense	72,575	75,798

Income before income tax expense	32,790	22,929

Income tax expense	3,533	680

Net income before noncontrolling interest	29,257	22,249
Net income attributable to noncontrolling interest	1,220	1,181
Net income attributable to parent	$28,037	$21,068

Earnings per common share
Basic	$0.84	$0.56
Diluted	$0.84	$0.56
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended December 31,
(Dollars in Thousands)	2020	2019
Net income before noncontrolling interest	$29,257	$22,249

Other comprehensive income (loss):
Change in net unrealized gain (loss) on debt securities	2,846	(3,412)
	2,846	(3,412)
Unrealized gain on currency translation	445	116
Deferred income tax effect	714	(852)
Total other comprehensive income (loss)	2,577	(2,444)
Total comprehensive income	31,834	19,805
Total comprehensive income attributable to noncontrolling interest	1,220	1,181
Comprehensive income attributable to parent	$30,614	$18,624
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)	Meta Financial Group, Inc. Stockholders' Equity
Three Months Ended December 31, 2020	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Meta Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance, September 30, 2020	$344	$594,569	$234,927	$17,542	$(3,677)	$843,705	$3,603	$847,308
Adoption of Accounting Standards Update 2016-13, net of income taxes	—	—	(8,351)	—	—	(8,351)	(2,452)	(10,803)
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,613)	—	—	(1,613)	—	(1,613)
Issuance of common shares due to ESOP	2	3,034	—	—	—	3,036	—	3,036
Shares repurchased	(20)	20	(55,000)	—	(1,763)	(56,763)	—	(56,763)
Stock compensation	—	1,046	—	—	—	1,046	—	1,046
Total other comprehensive income	—	—	—	2,577	—	2,577	—	2,577
Net income	—	—	28,037	—	—	28,037	1,220	29,257
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(835)	(835)
Balance, December 31, 2020	$326	$598,669	$198,000	$20,119	$(5,440)	$811,674	$1,536	$813,210

(Dollars in Thousands, Except Share and Per Share Data)	Meta Financial Group, Inc. Stockholders' Equity
Three Months Ended December 31, 2019	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Meta Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance, September 30, 2019	$378	$580,826	$252,813	$6,339	$(445)	$839,911	$4,047	$843,958
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,870)	—	—	(1,870)	—	(1,870)
Issuance of common shares due to exercise of stock options	—	118	—	—	—	118	—	118
Issuance of common shares due to restricted stock	2	—	—	—	—	2	—	2
Issuance of common shares due to ESOP	1	3,219	—	—	—	3,220	—	3,220
Shares repurchased	(9)	9	(28,006)	—	(2,742)	(30,748)	—	(30,748)
Stock compensation	—	3,506	—	—	—	3,506	—	3,506
Total other comprehensive income	—	—	—	(2,444)	—	(2,444)	—	(2,444)
Net income	—	—	21,068	—	—	21,068	1,181	22,249
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(923)	(923)
Balance, December 31, 2019	$372	$587,678	$244,005	$3,895	$(3,187)	$832,763	$4,305	$837,068
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
(Dollars in Thousands)	2020	2019
Cash flows from operating activities:
Net income before noncontrolling interest	$29,257	$22,249
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	14,068	15,302
Stock compensation	1,046	3,506
Provision (recovery):
Loan and lease losses	6,089	3,407
Deferred taxes	(7,402)	(16)
Loans held for sale:
Originations	(303,501)	(16,175)
Proceeds from sales	451,652	143,035
Net change	5,425	11,111
Fair value adjustment of foreclosed real estate	123	83
Net realized (gain) loss:
Other assets	—	108
Foreclosed real estate and repossessed assets	—	5,039
Loans held for sale	(3,492)	(1,851)
Leases receivable and equipment	633	(685)
Net change:
Other assets	(2,075)	(12,917)
Accrued interest payable	145	(2,794)
Accrued expenses and other liabilities	(20,733)	(33,892)
Accrued interest receivable	(506)	618
Change in bank-owned life insurance value	(621)	(631)
Net cash provided by operating activities	170,108	135,497

Cash flows from investing activities:
Securities available for sale:
Purchases	(23,963)	—
Proceeds from maturities and principal repayments	64,982	52,592
Securities held to maturity:
Proceeds from maturities and principal repayments	10,755	11,062
Loans and leases:
Purchases	(64,930)	(18,813)
Proceeds from sales	6,923	3,099
Net change	(170,684)	(167,929)
Proceeds from sales of foreclosed real estate and repossessed assets	2,657	23,085
Federal Reserve Bank and Federal Home Loan Bank stock:
Purchases	—	(244,240)
Redemption	—	261,360
Rental equipment:
Purchases	(13,146)	(17,956)
Proceeds from sales	5,609	2,250
Net change	—	3,124
Premises, furniture, and equipment:
Purchases	(582)	(2,108)
Net cash (used in) investing activities	(182,379)	(94,474)

Cash flows from financing activities:
Net change:
Checking, savings, and money market deposits	1,356,060	674,696
Time certificates of deposit	(6,701)	(86,683)
Wholesale deposits	(120,768)	(118,481)
FHLB and other borrowings	—	(20,000)
Federal funds	—	(428,000)
Securities sold under agreements to repurchase	—	(4,019)
Distribution to noncontrolling interests	(835)	(923)
Proceeds from other liabilities	—	1,205
Principal payments:

Other liabilities	(1,498)	(2,194)
Capital lease obligations	(8)	(1,818)
Cash dividends paid	(1,613)	(1,870)
Issuance of common stock due to ESOP	3,036	3,220
Issuance of common stock due to restricted stock	—	2
Proceeds from exercise of stock options and issuance of common stock	—	118
Shares repurchased	(56,763)	(30,748)
Net cash provided by (used in) financing activities	1,170,910	(15,495)

Effect of exchange rate changes on cash	445	116

Net change in cash and cash equivalents	1,159,084	25,644

Cash and cash equivalents at beginning of fiscal year	427,367	126,545
Cash and cash equivalents at end of fiscal period	$1,586,451	$152,189

	Three Months Ended December 31,
(Dollars in Thousands)	2020	2019
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$2,002	$10,180
Income taxes	289	220
Franchise taxes	50	40
Other taxes	14	12

Supplemental schedule of non-cash investing activities
Transfers
Loans and leases to foreclosed real estate and repossessed assets	9	41
Loans and leases to rental equipment	1,353	759
Rental equipment to loan and leases	37	599
Loans and leases to held for sale	100,442	251,913
Other assets to held for sale	284	7,836
Deposits to held for sale	—	286,648
Recognition of operating lease ROU assets, net of remeasurements	—	27,019
See Notes to Condensed Consolidated Financial Statements.

NOTE 1. BASIS OF PRESENTATION

The interim unaudited Condensed Consolidated Financial Statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended September 30, 2020 included in Meta Financial Group, Inc.’s (“Meta” or the “Company”) Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on November 30, 2020. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements have been omitted.

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three months ended December 31, 2020 are not necessarily indicative of the results expected for the fiscal year ending September 30, 2021.

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These changes and reclassifications did not impact previously reported net income or comprehensive income.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED ACCOUNTING STANDARDS UPDATES ("ASU")

Significant accounting policies in effect and disclosed within the Company’s most recent audited consolidated financial statements as of September 30, 2020 remain substantially unchanged with the exception of the accounting policies for allowance for credit losses and securities impairment as a result of adopting ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related ASUs, as described below.

Allowance for Credit Losses ("ACL"). The ACL represents management’s estimate of current credit losses expected to be incurred by the loan and lease portfolio over the life of each financial asset as of the balance sheet date. The Company individually evaluates loans and leases that do not share similar risk characteristics with other financial assets for impairment, which generally means loans and leases identified as troubled debt restructures or loans and leases on nonaccrual status. All other loans and leases are evaluated collectively for impairment. A reserve for unfunded credit commitments such as letters of credit and binding unfunded loan commitments is recorded in other liabilities on the Condensed Consolidated Statements of Financial Condition.

Individually evaluated loans and leases are a key component of the ACL. Generally, the Company measures impairment on individually evaluated loans based on the fair value of the collateral less estimated selling costs, as the Company considers these financial assets to be collateral dependent. If an individually evaluated loan or lease is not collateral dependent, impairment is measured at the present value of expected future cash flows discounted at the loan or lease initial effective interest rate.

The impairment of all other loans and leases is evaluated collectively by various characteristics. The collective evaluation of expected losses in all commercial finance portfolios is based on a cohort loss rate and adjustments for forward-looking information, including industry and macroeconomic forecasts. The cohort loss rate is a life of loan loss rate that immediately reverts to historical loss information for the remaining maturity of the financial asset. Management has elected to use a twelve-month reasonable and supportable forecast for forward-looking information. Factors utilized in the determination of the allowance include historical loss experience, current economic forecasts and measurement date credit characteristics such as product type, delinquency, and industry. The unfunded credit commitments depend on these same factors, as well as estimates of lines of credit usage. The various quantitative and qualitative factors used in the methodologies are reviewed quarterly.

The collective evaluation of expected credit losses for certain consumer lending portfolios utilize different methodologies when estimating expected credit losses. The Company’s student loan portfolio utilizes a roll-rate historical loss rate and adjustments for forward-looking information, including macroeconomic conditions. Management has elected to use a twelve-month reasonable and supportable forecast with an immediate reversion to historical loss rates. Factors utilized in the determination of the allowance include historical loss experience, current economic forecasts, and measurement date credit characteristics including delinquency.

Loans and leases are charged off to the extent they are deemed uncollectible. Net charge-offs are included in historical data utilized for calculating the ACL. For commercial loans, the Company generally fully charges off or charges down to net realized value (fair value of collateral, less estimated costs to sell) for loans secured by collateral when management judges the loan to be uncollectible, repayment is deemed to be protracted beyond a reasonable timeframe, the loan has been classified as a loss by either the Company’s internal loan review process or its banking regulatory agencies, the Company has filed bankruptcy and the loss becomes evident owing to lack of assets, or the loans meets a defined number of days past due unless the loan is both well-secured and is in the process of collection. For consumer loans, the Company fully charges off or charges down to net realizable value when deemed uncollectible due to bankruptcy or other factors or meets a defined number of days past due.

The amount of ACL depends significantly on management’s estimates or key factors and assumptions affecting valuation, appraisals of collateral, evaluations of performance and status, the amounts and timing of future cash flows expected to be received, forecasts of future economic conditions and reversion periods. Such estimates, appraisals, evaluations, cash flows and forecasts may be subject to frequent adjustments due to changing economic prospects of borrowers, lessees, properties or economic conditions. These estimates are reviewed quarterly and adjustments, if necessary, are recorded in the provision for credit losses in the periods in which they become known.

Accrued interest receivable is presented separately on the Condensed Consolidated Statements of Financial Condition, and an ACL is not recorded for these balances. Generally, when a loan or lease is placed on nonaccrual status, typically when the collection of interest or principal is 90 days or more past due, uncollected interest accrued in prior years is charged off against the ACL and interest accrued in the current year is reversed against interest income.

Management maintains a framework of controls over the estimation process for the ACL, including review of collective reserve methodologies for compliance with GAAP. Management has a quarterly process to review the appropriateness of historical observation periods and loss assumptions and risk ratings assigned to loans and leases, if applicable. Management reviews its qualitative framework and the effect on the collective reserve compared with relevant credit risk factors and consistency with credit trends. Management also maintains controls over information systems, models and spreadsheets used in the quantitative components of the reserve estimate. This includes the quality and accuracy of historical data used to derive loss rates, the inputs to industry and macroeconomic forecasts and the reversion periods utilized. The results of this process are summarized and presented to management quarterly for their approval of the recorded allowance. See Note 6. Loans and Leases, Net for further information.

Securities Impairment. The Company evaluates investment securities held-to-maturity for credit losses on a quarterly basis and records any such losses as a component of provision for credit losses in the Condensed Consolidated Statements of Operations. The Company has concluded its portfolio as of December 31, 2020 has a zero risk of credit loss due to the U.S. Government financial guarantees underlying the securities within the held-to-maturity portfolio and as a result has not recorded an allowance for credit loss.

The Company evaluates investment securities available-for-sale for credit losses on a quarterly basis and records any such losses as a component of provision for credit losses in the Condensed Consolidated Statements of Operations. See Note 5. Securities for further information.
Adopted ASUs
Effective October 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs (collectively “Topic 326”), which changes the impairment model for most financial assets, including trade and other receivables, debt securities held-to-maturity, loans, net investments in leases, purchased financial assets with credit deterioration, and off-balance sheet credit exposures. ASU 2016-13 requires the use of a current expected credit loss (“CECL”) methodology to determine the allowance for credit losses for loans and debt securities held-to-maturity. CECL requires loss estimates for the remaining estimated life of the assets to be measured using historical loss data, adjustments for current conditions, and adjustments for reasonable and supportable forecasts of future economic conditions. The Company adopted CECL using the modified retrospective approach with a cumulative effect adjustment to Retained Earnings recorded on October 1, 2020.

Our adoption resulted in an ACL as of October 1, 2020 that is larger than the allowance for loan and lease losses (“ALLL”) that would have been recorded under legacy guidance on the same date by $12.8 million in total for all portfolios. A portion of this increase is a result of new requirements to record ACL on acquired loans and leases, regardless of any credit mark recorded. Under legacy guidance, credit marks were included in the determination of fair value adjustments reflected as a discount to the carrying value of the loans and leases and an ALLL was not recorded on acquired loans and leases until evidence of credit deterioration existed post acquisition. The remaining credit and interest mark will continue to accrete over the life of the loan or lease but will no longer be considered when estimating the ACL for acquired loans and leases under CECL. The adoption of CECL also resulted in an increase in the liability of unfunded commitments of $0.8 million. For other assets in scope of the standard such as held-to-maturity debt securities and trade and other receivables, the impact from this ASU was inconsequential. The cumulative tax effected adjustment to record ACL and to increase the unfunded commitments liability resulted in a reduction to retained earnings of $8.4 million along with $2.5 million attributable to noncontrolling interests. Post adoption, as loans and leases are added to the portfolio, the Company expects higher levels of ACL determined by CECL assumptions, resulted in accelerated recognition of provision for credit losses, as compared to historical results. In response to the COVID-19 pandemic, regulatory agencies have published a final rule that provides the option to delay the cumulative effect of the day 1 impact to CECL adoption on regulatory capital for two years, followed by a three-year phase in period. Management has elected this five-year transition period consistent with the final rule. Additional and modified disclosure requirements under CECL are included in Note 5. Securities and Note 6. Loans and Leases, Net.

The Company also adopted the following ASUs on October 1, 2020, none of which had a material impact on the Company’s Condensed Consolidated Financial Statements:

–ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.
–ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.
–ASU 2018-17, Consolidation (Topic 810) – Targeted Improvements to Related Party Guidance for Variable Interest Entities.

ASUs to be Adopted
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU are intended to simplify the accounting for income taxes by removing certain exceptions to the general rules found in Topic 740, Income Taxes. The majority of the amendments are to be applied on a prospective basis. This ASU is effective for fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of this guidance on the consolidated financial statements.
ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying Interactions between Topics 321, 323 and 815. This ASU clarifies the interactions between Topic 321, Topic 323 and Topic 815, including accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020. Management is currently evaluating the impact of this guidance on the consolidated financial statements.

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

ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs. This ASU clarifies that an entity should amortize any premium, if applicable, to the next call date, which is the first date when a call option at a specified price becomes exercisable. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020. Management is currently evaluating the impact of this guidance on the consolidated financial statements.

ASU 2020-10, Codification Improvements. This ASU provides clarification, corrects unintended application of guidance, and makes minor improvements to various Topics that are not expected to have a significant impact on the Company’s current accounting policies and practices. Amendments within this ASU are effective for fiscal years beginning after December 15, 2020.

NOTE 3. SIGNIFICANT EVENTS

COVID-19 Pandemic

The COVID-19 pandemic began impacting the U.S. and global economies in the first calendar quarter of 2020. Since the onset of this pandemic, macroeconomic conditions and markets have significantly deteriorated. In response to the impacts of COVID-19, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") on March 27, 2020. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. In addition to the CARES Act, the U.S. federal government enacted the Consolidated Appropriations Act of 2021 ("CAA") on December 27, 2020, which provides additional COVID-19 relief to American families and business.

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

The table below presents the outstanding balances of active COVID-19 related modifications.

	As of the Period Ended
(Dollars in Thousands)	December 31, 2020	September 30, 2020	June 30, 2020
National Lending
Term lending	$18,321	$26,559	$88,227
Asset based lending	1,124	7,924	17,657
Factoring	—	18,434	20,859
Lease financing	1,637	5,896	27,310
Insurance premium finance	—	230	5,505
SBA/USDA	—	7,724	7,724
Other commercial finance	—	69	74
Commercial finance	21,082	66,836	167,356
Consumer credit products	1,210	1,574	462
Other consumer finance	2,682	4,223	6,855
Consumer finance	3,892	5,797	7,317
Total National Lending	24,974	72,633	174,673
Community Banking
Commercial real estate and operating	60,319	120,695	148,838
Consumer one-to-four family real estate and other	—	—	2,534
Total Community Banking	60,319	120,695	151,372
Total loans and leases	85,293	193,328	326,045
Rental equipment	—	—	819
Total COVID-19 related modifications	$85,293	$193,328	$326,864

NOTE 4. DIVESTITURES

During the fiscal year ended September 30, 2020, the Company sold the Bank's Community Bank division, a component of the Company's Corporate segment, to Central Bank, a state-chartered bank headquartered in Storm Lake, Iowa. The sale included $290.5 million of deposits; $268.6 million of loans; $4.9 million of premises, furniture, and equipment; and $1.3 million of other assets and closed February 29, 2020 (the "Closing Date"). The sale resulted in a gain of $19.3 million before tax that was recognized within noninterest income on the Company's Condensed Consolidated Statements of Operations.

The Company entered a servicing agreement with Central Bank for the retained Community Bank loan portfolio that became effective on the Closing Date. The Company recognized $1.1 million and none in servicing fee expense during the three months ended December 31, 2020 and 2019, respectively, and $3.5 million for the fiscal year ended September 30, 2020.

Since the Closing Date, the Company has entered into subsequent loan portfolio sale agreements with Central Bank. The Company sold additional loans from the retained Community Bank portfolio in the amount of $129.8 million and none in the three months ended December 31, 2020 and 2019, respectively, and $135.0 million for the fiscal year ended September 30, 2020. The sales did not result in any significant gains or losses to the Condensed Consolidated Statements of Operations.

NOTE 5. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale ("AFS") and held to maturity ("HTM") debt securities are presented below.

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At December 31, 2020
Debt securities AFS
SBA securities	$156,929	$5,255	$(175)	$162,009
Obligations of states and political subdivisions	2,823	17	—	2,840
Non-bank qualified obligations of states and political subdivisions	299,830	9,808	—	309,638
Asset-backed securities	323,589	2,752	(3,465)	322,876
Mortgage-backed securities	418,390	12,685	(314)	430,761
Total debt securities AFS	$1,201,561	$30,517	$(3,954)	$1,228,124

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At September 30, 2020
Debt securities AFS
SBA securities	$159,722	$5,391	$(158)	$164,955
Obligations of states and political subdivisions	825	16	—	841
Non-bank qualified obligations of states and political subdivisions	314,819	8,978	(23)	323,774
Asset-backed securities	329,139	2,015	(6,229)	324,925
Mortgage-backed securities	439,879	14,567	(839)	453,607
Total debt securities AFS	$1,244,384	$30,967	$(7,249)	$1,268,102

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At December 31, 2020
Debt securities HTM
Non-bank qualified obligations of states and political subdivisions	$76,176	$1,414	$—	$77,590
Mortgage-backed securities	5,152	185	—	5,337
Total debt securities HTM	$81,328	$1,599	$—	$82,927

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Fair Value
At September 30, 2020
Debt securities HTM
Non-bank qualified obligations of states and political subdivisions	$87,183	$1,040	$(29)	$88,194
Mortgage-backed securities	5,427	124	—	5,551
Total debt securities HTM	$92,610	$1,164	$(29)	$93,745

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in Thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
At December 31, 2020
Debt securities AFS
SBA securities	$40,938	$(81)	$18,623	$(94)	$59,561	$(175)
Asset-backed securities	60,713	(136)	200,240	(3,329)	260,953	(3,465)
Mortgage-backed securities	62,494	(314)	—	—	62,494	(314)
Total debt securities AFS	$164,145	$(531)	$218,863	$(3,423)	$383,008	$(3,954)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in Thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
At September 30, 2020
Debt securities AFS
SBA securities	$32,257	$(102)	$9,875	$(56)	$42,132	$(158)
Non-bank qualified obligations of states and political subdivisions	6,265	(6)	3,103	(17)	9,368	(23)
Asset-backed securities	106,474	(1,089)	178,686	(5,140)	285,160	(6,229)
Mortgage-backed securities	138,338	(839)	—	—	138,338	(839)
Total debt securities AFS	$283,334	$(2,036)	$191,664	$(5,213)	$474,998	$(7,249)

There were no debt securities HTM with a continuous loss position at December 31, 2020.

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in Thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
At September 30, 2020
Debt securities HTM
Non-bank qualified obligations of states and political subdivisions	7,397	(9)	3,637	(20)	11,034	(29)
Total debt securities HTM	$7,397	$(9)	$3,637	$(20)	$11,034	$(29)

The adoption of CECL was inconsequential to debt securities AFS. At December 31, 2020, there was no ACL for debt securities AFS. At December 31, 2020, there were 27 securities AFS in an unrealized loss position. Management assessed each investment security with unrealized losses for credit impairment and determined substantially all unrealized losses on these securities were due to credit spreads and interest rates versus credit impairment. As part of that assessment, management evaluated and concluded that it is more-likely-than-not that the Company will not be required and does not intend to sell any of the securities prior to recovery of the amortized cost.

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

Securities AFS at Fair Value	Amortized Cost	Fair Value
(Dollars in Thousands)
At December 31, 2020
Due in one year or less	$720	$724
Due after one year through five years	22,799	23,707
Due after five years through ten years	32,099	33,738
Due after ten years	727,553	739,194
	783,171	797,363
Mortgage-backed securities	418,390	430,761
Total securities AFS, at fair value	$1,201,561	$1,228,124

(Dollars in Thousands)	Amortized Cost	Fair Value
At September 30, 2020
Due in one year or less	$1,385	$1,398
Due after one year through five years	20,805	21,769
Due after five years through ten years	32,441	34,025
Due after ten years	749,874	757,303
	804,505	814,495
Mortgage-backed securities	439,879	453,607
Total securities AFS, at fair value	$1,244,384	$1,268,102

Securities HTM at Fair Value	Amortized Cost	Fair Value
(Dollars in Thousands)
At December 31, 2020
Due after ten years	$76,176	$77,590
	76,176	77,590
Mortgage-backed securities	5,152	5,337
Total securities HTM, at cost	$81,328	$82,927

(Dollars in Thousands)	Amortized Cost	Fair Value
At September 30, 2020
Due after ten years	$87,183	$88,194
	87,183	88,194
Mortgage-backed securities	5,427	5,551
Total securities HTM, at cost	$92,610	$93,745

Other investments, at cost, include equity securities without a readily determinable fair value, which are included in other assets on the Condensed Consolidated Statements of Financial Condition, and shares of stock in the Federal Reserve Bank (the "FRB") of Minneapolis and the FHLB of Des Moines.

Equity Securities
Equity securities without a readily determinable fair value totaled $13.7 million at December 31, 2020 and $11.0 million at September 30, 2020.

FRB Stock
The Bank is required by federal law to subscribe to capital stock (divided into shares of $100 each) as a member of the FRB of Minneapolis with an amount equal to six per centum of the paid-up capital stock and surplus. One-half of the subscription is paid at time of application, and one-half is subject to call of the Board of Governors of the Federal Reserve System. FRB of Minneapolis stock held by the Bank totaled $19.7 million at December 31, 2020 and September 30, 2020. These equity securities are 'restricted' in that they can only be owned by member banks.

FHLB Stock
The Company's borrowings from the FHLB are secured by a blanket collateral agreement with respect to a percentage of unencumbered loans and the pledge of specific investment securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.

The investments in the FHLB stock are required investments related to the Company's membership in and current borrowings from the FHLB of Des Moines. The investments in the FHLB of Des Moines could be adversely impacted by the financial operations of the FHLB and actions of their regulator, the Federal Housing Finance Agency.

The FHLB stock is carried at cost since it is generally redeemable at par value. The carrying value of the stock held at the FHLB was $7.5 million at December 31, 2020 and September 30, 2020. The absence of change in FHLB stock directly correlates with no short-term borrowings balances at both December 31, 2020 and September 30, 2020.

These equity securities are ‘restricted’ in that they can only be sold back to the respective institution from which they were acquired or another member institution at par. Therefore, FRB and FHLB stocks are less liquid than other marketable equity securities, and the fair value approximates cost. The Company evaluates impairment for investments held at cost on at least an annual basis based on the ultimate recoverability of the par value. There was a $0.9 million impairment recognized for such investments for the three months ended December 31, 2020.

NOTE 6. LOANS AND LEASES, NET

Loans and leases consist of the following:

(Dollars in Thousands)	December 31, 2020	September 30, 2020
National Lending
Term lending	$881,306	$805,323
Asset based lending	242,298	182,419
Factoring	275,650	281,173
Lease financing	283,722	281,084
Insurance premium finance	338,227	337,940
SBA/USDA	300,707	318,387
Other commercial finance	101,209	101,658
Commercial finance	2,423,119	2,307,984
Consumer credit products	88,595	89,809
Other consumer finance	162,423	134,342
Consumer finance	251,018	224,151
Tax services	92,548	3,066
Warehouse finance	318,937	293,375
Total National Lending	3,085,622	2,828,576
Community Banking
Commercial real estate and operating	339,141	457,371
Consumer one-to-four family real estate and other	5,077	16,486
Agricultural real estate and operating	9,724	11,707
Total Community Banking	353,942	485,564
Total loans and leases	3,439,564	3,314,140
Net deferred loan origination fees (costs)	9,111	8,625
Total gross loans and leases	3,448,675	3,322,765

Allowance for credit losses	(72,389)	(56,188)
Total loans and leases, net	$3,376,286	$3,266,577

During the three months ended December 31, 2020, the Company transferred $100.4 million of Community Banking loans to held for sale. During the three months ended December 31, 2019, the Company transferred $251.9 million of Community Banking loans to held for sale.

During the three months ended December 31, 2020 and 2019, the Company originated $303.5 million of other consumer finance, SBA/USDA, and consumer credit product loans as held for sale and $16.2 million of SBA/USDA and consumer credit product loans as held for sale, respectively.

The Company sold held for sale loans resulting in proceeds of $451.7 million and gains on sale of $3.5 million during the three months ended December 31, 2020. The Company sold held for sale loans resulting in proceeds of $143.0 million and gains on sale of $1.9 million during the three months ended December 31, 2019.

Loans purchased and sold by portfolio segment, including participation interests, for the three months ended were as follows:

	Three Months Ended December 31,
(Dollars in Thousands)	2020	2019
Loans Purchased
Loans held for investment:
Total National Lending	$62,631	$14,464
Total Community Banking	2,299	4,349
Total purchases	$64,930	$18,813
Loans Sold
Loans held for sale:
Total National Lending	$321,864	$143,035
Total Community Banking	129,788	—
Loans held for investment:
Total Community Banking	—	3,099
Total sales	$451,652	$146,134

Leasing Portfolio. The net investment in direct financing and sales-type leases was comprised of the following:

(Dollars in Thousands)	December 31, 2020	September 30, 2020
Carrying Amount	$300,748	$299,487
Unguaranteed residual assets	17,488	17,203
Unamortized initial direct costs	2,056	2,078
Unearned income	(34,514)	(35,606)
Total net investment in direct financing and sales-type leases	$285,778	$283,162

The carrying amount of direct financing and sales-type leases subject to residual value guarantees was $8.4 million at December 31, 2020.

The components of total lease income were as follows:

	Three Months Ended December 31,
(Dollars in Thousands)	2020	2019
Interest income - loans and leases
Interest income on net investments in direct financing and sales-type leases	$5,319	$4,087

Leasing and equipment finance noninterest income
Lease income from operating lease payments	10,041	11,203
Profit (loss) recorded on commencement date on sales-type leases	71	471
Other(1)	69	750
Total leasing and equipment finance noninterest income	10,181	12,424
Total lease income	$15,500	$16,511
(1) Other leasing and equipment finance noninterest income consists of gains (losses) on sales of leased equipment, fees and service charges on leases and gains (losses) on sales of leases.

Undiscounted future minimum lease payments receivable for direct financing and sales-type leases and a reconciliation to the carrying amount recorded were as follows:

(Dollars in Thousands)	December 31, 2020
Remaining in 2021	$85,352
2022	95,224
2023	66,168
2024	36,759
2025	13,669
Thereafter	3,576
Equipment under leases not yet commenced	—
Total undiscounted future minimum lease payments receivable for direct financing and sales-type leases	300,748
Third-party residual value guarantees	—
Total carrying amount of direct financing and sales-type leases	$300,748

The Company did not record any contingent rental income from direct financing and sales-type leases in the three months ended December 31, 2020.

During the Company's fiscal 2020 second quarter, the COVID-19 pandemic began impacting global and US markets and macroeconomic conditions, and continues to have an impact. Although the ultimate impact of the pandemic on the Company's loan and lease portfolio continues to be difficult to predict, management continues to evaluate the loan and lease portfolio in order to assess the impact on repayment sources and underlying collateral that could result in additional losses and continues to assess the impact to our customers and businesses as a result of COVID-19 and will refine our estimate as more information becomes available.

Effective October 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and related ASUs on a modified retrospective basis. Financial information at and for the quarter ended December 31, 2020 is reflected as such. The historical information disclosed is in accordance with Topic 310.

Activity in the allowance for credit losses and balances of loans and leases by portfolio segment for each of the three months ended was as follows:

	Three Months Ended December 31, 2020
(Dollars in Thousands)	Beginning Balance	Impact of CECL Adoption	Provision (Recovery) for Credit Losses(2)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
National Lending
Term lending	$15,211	$9,999	$6,026	$(3,312)	$296	$28,220
Asset based lending	1,406	164	839	(600)	—	1,809
Factoring	3,027	987	(1,416)	(1)	1,122	3,719
Lease financing	7,023	(556)	1,112	(876)	81	6,784
Insurance premium finance	2,129	(965)	488	(656)	289	1,285
SBA/USDA	940	2,720	(497)	—	1	3,164
Other commercial finance	182	364	(67)	—	—	479
Commercial finance	29,918	12,713	6,485	(5,445)	1,789	45,460
Consumer credit products	845	—	(10)	—	—	835
Other consumer finance	2,821	5,998	1,482	(218)	93	10,176
Consumer finance	3,666	5,998	1,472	(218)	93	11,011
Tax services	2	—	454	—	956	1,412
Warehouse finance	294	(1)	26	—	—	319
Total National Lending	33,880	18,710	8,437	(5,663)	2,838	58,202
Community Banking
Commercial real estate and operating	21,867	(5,616)	(2,119)	(11)	—	14,121
Consumer one-to-four family real estate and other	298	(247)	(32)	—	—	19
Agricultural real estate and operating	143	(74)	(22)	—	—	47
Total Community Banking	22,308	(5,937)	(2,173)	(11)	—	14,187
Total loans and leases	56,188	12,773	6,264	(5,674)	2,838	72,389
Unfunded commitments(1)	32	831	(175)	—	—	688
Total	$56,220	$13,604	$6,089	$(5,674)	$2,838	$73,077

(1) Reserve for unfunded commitments is recognized within other liabilities on the Consolidated Statement of Financial Condition.
(2) As a result of the adoption of CECL, effective October 1, 2020, the provision for credit losses includes the provision for unfunded commitments that was previously included within other noninterest expense.

	Three Months Ended December 31, 2019
(Dollars in Thousands)	Beginning Balance	Provision (Recovery) for Loan and Lease Losses	Charge-offs	Recoveries	Ending Balance
Allowance for loan and lease losses:
National Lending
Term lending	$5,533	$3,401	$(2,295)	$111	$6,750
Asset based lending	2,437	(461)	—	19	1,995
Factoring	3,261	257	(389)	419	3,548
Lease financing	1,275	504	(215)	131	1,695
Insurance premium finance	1,024	141	(285)	90	970
SBA/USDA	383	382	—	—	765
Other commercial finance	683	(523)	—	—	160
Commercial finance	14,596	3,701	(3,184)	770	15,883
Consumer credit products	1,044	63	—	—	1,107
Other consumer finance	5,118	476	(734)	29	4,889
Consumer finance	6,162	539	(734)	29	5,996
Tax services	—	911	—	739	1,650
Warehouse finance	263	6	—	—	269
Total National Lending	21,021	5,157	(3,918)	1,538	23,798
Community Banking
Commercial real estate and operating	6,208	(1,543)	—	—	4,665
Consumer one-to-four family real estate and other	1,053	(22)	—	—	1,031
Agricultural real estate and operating	867	(185)	—	—	682
Total Community Banking	8,218	(1,750)	—	—	6,378
Total	$29,149	$3,407	$(3,918)	$1,538	$30,176

The following tables provide additional disclosures previously required by ASC Topic 310 related to the Company's September 30, 2020 balances.

	Allowance			Loans and Leases
(Dollars in Thousands)	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment	Total	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment	Total
Recorded Investment
National Lending
Term lending	$3,155	$12,056	$15,211	$26,085	$779,238	$805,323
Asset based lending	355	1,051	1,406	5,317	177,102	182,419
Factoring	274	2,753	3,027	5,071	276,102	281,173
Lease financing	1,194	5,829	7,023	4,697	276,387	281,084
Insurance premium finance	—	2,129	2,129	—	337,940	337,940
SBA/USDA	—	940	940	1,436	316,951	318,387
Other commercial finance	—	182	182	—	101,658	101,658
Commercial finance	4,978	24,940	29,918	42,606	2,265,378	2,307,984
Consumer credit products	—	845	845	—	89,809	89,809
Other consumer finance	—	2,821	2,821	1,987	132,355	134,342
Consumer finance	—	3,666	3,666	1,987	222,164	224,151
Tax services	—	2	2	—	3,066	3,066
Warehouse finance	—	294	294	—	293,375	293,375
Total National Lending	4,978	28,902	33,880	44,593	2,783,983	2,828,576
Community Banking
Commercial real estate and operating	141	21,726	21,867	160	457,211	457,371
Consumer one-to-four family real estate and other	—	298	298	104	16,382	16,486
Agricultural real estate and operating	—	143	143	6,421	5,286	11,707
Total Community Banking	141	22,167	22,308	6,685	478,879	485,564
Total	$5,119	$51,069	$56,188	$51,278	$3,262,862	$3,314,140

Information on impaired loans and leases, all of which are deemed to be collateral dependent and are evaluated individually for the ACL, as of December 31, 2020 was as follows:

(Dollars in Thousands)	December 31, 2020
National Lending
Term lending	$12,879
Asset based lending	908
Factoring	842
Lease financing	2,420
SBA/USDA	600
Commercial finance	17,649
Total National Lending	17,649
Community Banking
Commercial real estate and operating	18,456
Consumer one-to-four family real estate and other	173
Agricultural real estate and operating	6,343
Total Community Banking	24,972
Total	$42,621

Information on impaired loans and leases as of September 30, 2020 was as follows:

(Dollars in Thousands)	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans and leases without a specific valuation allowance
National Lending
Term lending	$17,349	$18,823	$—
Asset based lending	3,914	3,914	—
Factoring	3,892	4,967	—
Lease financing	1,797	1,805	—
SBA/USDA	1,436	2,263	—
Commercial finance	28,388	31,772	—
Other consumer finance	1,987	2,104	—
Consumer finance	1,987	2,104	—
Total National Lending	30,375	33,876	—
Community Banking
Consumer one-to-four family real estate and other	104	104	—
Agricultural real estate and operating	6,421	6,421	—
Total Community Banking	6,525	6,525	—
Total	$36,900	$40,401	$—
Loans and leases with a specific valuation allowance
National Lending
Term lending	$8,736	$8,736	$3,155
Asset based lending	1,403	1,403	355
Factoring	1,179	1,191	274
Lease financing	2,900	2,900	1,194
Commercial finance	14,218	14,230	4,978
Total National Lending	14,218	14,230	4,978
Community Banking
Commercial real estate and operating	160	160	141
Total Community Banking Loans	160	160	141
Total	$14,378	$14,390	$5,119

In response to the ongoing COVID-19 pandemic, the Company allowed modifications, such as payment deferrals and temporary forbearance, to credit-worthy borrowers who are experiencing temporary hardship due to the effects of COVID-19. Accordingly, if all payments were less than 30 days past due prior to the onset of the pandemic effects, the loan or lease will not be reported as past due during the deferral or forbearance period. As of December 31, 2020, $84.2 million of loan and lease balances that were granted deferral payments by the Company were still in their deferment period due to performing borrowers experiencing temporary hardship from COVID-19. These modifications consisted solely of payment deferrals ranging from 30 days to six months. These modifications are in line with applicable regulatory guidelines and, therefore, they are not reported as troubled-debt restructurings. The Company elected to accrue and recognize interest income on these modifications during the payment deferral period.

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

The Company has various portfolios of consumer finance and tax services loans that present unique risks. Due to the unique risks associated with these portfolios, the Company monitors other credit quality indicators in their evaluation of the appropriateness of the allowance for credit losses on these portfolios, and as such, these loans are not included in the asset classification table below. The outstanding balances of consumer finance loans and tax services loans were $251.0 million and $92.5 million at December 31, 2020, respectively, and $224.2 million and $3.1 million at September 30, 2020, respectively.

The amortized cost basis of loans and leases by asset classification and year of origination was as follows:

	Amortized Cost Basis
(Dollars in Thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
As of December 31, 2020	2021	2020	2019	2018	2017	Prior
Term lending
Pass	$107,414	$321,578	$130,293	$68,889	$46,776	$123,244	$—	$798,194
Watch	718	4,081	8,058	915	3,850	11,660	—	29,282
Special Mention	—	6,322	4,220	1,332	269	2,101	—	14,244
Substandard	1,092	14,147	12,326	7,691	—	1,766	—	37,022
Doubtful	—	1,264	832	456	—	12	—	2,564
Total	109,224	347,392	155,729	79,283	50,895	138,783	—	881,306
Asset based lending
Pass	—	—	—	—	—	—	147,064	147,064
Watch	—	—	—	—	—	—	73,402	73,402
Special Mention	—	—	—	—	—	—	19,750	19,750
Substandard	—	—	—	—	—	—	2,082	2,082
Total	—	—	—	—	—	—	242,298	242,298
Factoring
Pass	—	—	—	—	—	—	217,566	217,566
Watch	—	—	—	—	—	—	31,257	31,257
Special Mention	—	—	—	—	—	—	18,779	18,779
Substandard	—	—	—	—	—	—	8,048	8,048
Total	—	—	—	—	—	—	275,650	275,650
Lease financing
Pass	32,970	161,904	51,762	16,780	1,282	2,297	—	266,995
Watch	132	6,619	236	954	272	55	—	8,268
Special Mention	—	2,048	1,295	213	—	—	—	3,556
Substandard	—	288	3,585	277	3	496	—	4,649
Doubtful	—	51	114	89	—	—	—	254
Total	33,102	170,910	56,992	18,313	1,557	2,848	—	283,722
Insurance premium finance
Pass	173,400	164,238	41	—	—	—	—	337,679
Watch	—	127	3	—	—	—	—	130
Special Mention	—	175	2	—	—	—	—	177
Substandard	—	135	21	—	—	—	—	156
Doubtful	—	83	2	—	—	—	—	85
Total	173,400	164,758	69	—	—	—	—	338,227
SBA/USDA
Pass	724	222,726	25,001	22,946	9,505	5,025	—	285,927
Watch	—	6,811	643	457	1,381	966	—	10,258
Special Mention	—	—	—	1,823	—	73	—	1,896
Substandard	—	—	—	1,209	703	714	—	2,626
Total	724	229,537	25,644	26,435	11,589	6,778	—	300,707

Other commercial finance
Pass	2,450	4,841	8,183	4,080	4,137	74,263	—	97,954
Watch	867	—	—	—	—	2,107	—	2,974
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	281	—	—	—	—	—	281
Total	3,317	5,122	8,183	4,080	4,137	76,370	—	101,209
Warehouse finance
Pass	—	—	—	—	—	—	318,937	318,937
Total	—	—	—	—	—	—	318,937	318,937
Total National Lending
Pass	316,958	875,287	215,280	112,695	61,700	204,829	683,567	2,470,316
Watch	1,717	17,638	8,940	2,326	5,503	14,788	104,659	155,571
Special Mention	—	8,545	5,517	3,368	269	2,174	38,529	58,402
Substandard	1,092	14,851	15,932	9,177	706	2,976	10,130	54,864
Doubtful	—	1,398	948	545	—	12	—	2,903
Total	319,767	917,719	246,617	128,111	68,178	224,779	836,885	2,742,056
Commercial real estate and operating
Pass	—	10,122	99,181	75,915	32,338	50	300	217,906
Watch	—	—	8,046	57,291	28,157	6,593	—	100,087
Special Mention	—	926	—	—	—	1,455	—	2,381
Substandard	—	300	700	16,896	—	311	—	18,207
Doubtful	—	—	560	—	—	—	—	560
Total	—	11,348	108,487	150,102	60,495	8,409	300	339,141
Consumer 1-4 family real estate and other
Pass	—	—	161	645	381	2,940	8	4,135
Watch	—	—	—	236	—	—	—	236
Special Mention	—	—	—	—	139	66	206	411
Substandard	—	—	111	—	41	143	—	295
Total	—	—	272	881	561	3,149	214	5,077
Agricultural real estate and other
Pass	—	—	85	—	—	—	—	85
Watch	—	1,583	—	—	—	—	—	1,583
Special Mention	—	—	—	111	—	2,694	—	2,805
Substandard	—	3,394	—	913	—	594	350	5,251
Total	—	4,977	85	1,024	—	3,288	350	9,724
Total Community Bank
Pass	—	10,122	99,427	76,560	32,719	2,990	308	222,126
Watch	—	1,583	8,046	57,527	28,157	6,593	—	101,906
Special Mention	—	926	—	111	139	4,215	206	5,597
Substandard	—	3,694	811	17,809	41	1,048	350	23,753
Doubtful	—	—	560	—	—	—	—	560
Total	—	16,325	108,844	152,007	61,056	14,846	864	353,942
Total Loans and Leases
Pass	316,958	885,409	314,707	189,255	94,419	207,819	683,875	2,692,442
Watch	1,717	19,221	16,986	59,853	33,660	21,381	104,659	257,477
Special Mention	—	9,471	5,517	3,479	408	6,389	38,735	63,999
Substandard	1,092	18,545	16,743	26,986	747	4,024	10,480	78,617
Doubtful	—	1,398	1,508	545	—	12	—	3,463
Total	$319,767	$934,044	$355,461	$280,118	$129,234	$239,625	$837,749	$3,095,998

The recorded investment of loans and leases by asset classification was as follows:

Asset Classification	Pass	Watch	Special Mention	Substandard	Doubtful	Total
As of September 30, 2020	(Dollars in Thousands)
National Lending
Term lending	$725,101	$29,637	$24,501	$21,249	$4,835	$805,323
Asset based lending	102,013	62,512	12,577	5,317	—	182,419
Factoring	217,245	45,200	13,657	5,071	—	281,173
Lease financing	264,700	8,879	2,808	4,148	549	281,084
Insurance premium finance	336,364	284	222	701	369	337,940
SBA/USDA	308,549	8,328	74	1,436	—	318,387
Other commercial finance	100,727	931	—	—	—	101,658
Commercial finance	2,054,699	155,771	53,839	37,922	5,753	2,307,984
Warehouse finance	293,375	—	—	—	—	293,375
Total National Lending	2,348,074	155,771	53,839	37,922	5,753	2,601,359
Community Banking
Commercial real estate and operating	336,236	98,295	4,049	18,211	580	457,371
Consumer one-to-four family real estate and other	15,648	41	609	188	—	16,486
Agricultural real estate and operating	1,526	—	4,930	5,251	—	11,707
Total Community Banking	353,410	98,336	9,588	23,650	580	485,564
Total loans and leases	$2,701,484	$254,107	$63,427	$61,572	$6,333	$3,086,923

Past due loans and leases were as follows:

	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in Thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Non-accrual balance	Total
As of December 31, 2020
Loans held for sale	$165	$—	$—	$165	$133,494	$133,659	$—	$—	$—

National Lending
Term lending	8,467	2,442	10,211	21,120	860,186	881,306	385	13,741	14,126
Asset based lending	—	—	—	—	242,298	242,298	—	917	917
Factoring	—	—	—	—	275,650	275,650	—	842	842
Lease financing	11,257	4,144	3,424	18,825	264,897	283,722	1,042	2,607	3,649
Insurance premium finance	3,349	772	665	4,786	333,441	338,227	665	—	665
SBA/USDA	375	—	600	975	299,732	300,707	—	600	600
Other commercial finance	—	—	—	—	101,209	101,209	—	—	—
Commercial finance	23,448	7,358	14,900	45,706	2,377,413	2,423,119	2,092	18,707	20,799
Consumer credit products	661	301	457	1,419	87,176	88,595	457	—	457
Other consumer finance	754	103	675	1,532	160,891	162,423	675	—	675
Consumer finance	1,415	404	1,132	2,951	248,067	251,018	1,132	—	1,132
Tax services	—	—	—	—	92,548	92,548	—	—	—
Warehouse finance	—	—	—	—	318,937	318,937	—	—	—
Total National Lending	24,863	7,762	16,032	48,657	3,036,965	3,085,622	3,224	18,707	21,931
Community Banking
Commercial real estate and operating	13	—	560	573	338,568	339,141	—	18,456	18,456
Consumer one-to-four family real estate and other	—	—	50	50	5,027	5,077	—	164	164
Agricultural real estate and operating	—	—	1,769	1,769	7,955	9,724	—	1,769	1,769
Total Community Banking	13	—	2,379	2,392	351,550	353,942	—	20,389	20,389
Total loans and leases held for investment	24,876	7,762	18,411	51,049	3,388,515	3,439,564	3,224	39,096	42,320

Total loans and leases	$25,041	$7,762	$18,411	$51,214	$3,522,009	$3,573,223	$3,224	$39,096	$42,320

	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in Thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Non-accrual balance	Total
As of September 30, 2020
Loans held for sale	$—	$—	$—	$—	$183,577	$183,577	$—	$—	$—

National Lending
Term lending	11,900	3,851	6,390	22,141	783,182	805,323	266	16,274	16,540
Asset based lending	17	—	—	17	182,402	182,419	—	—	—
Factoring	—	—	—	—	281,173	281,173	—	1,096	1,096
Lease financing	194	9,746	6,882	16,822	264,262	281,084	4,344	3,583	7,927
Insurance premium finance	1,227	748	2,364	4,339	333,601	337,940	2,364	—	2,364
SBA/USDA	—	—	1,027	1,027	317,360	318,387	427	600	1,027
Other commercial finance	—	—	—	—	101,658	101,658	—	—	—
Commercial finance	13,338	14,345	16,663	44,346	2,263,638	2,307,984	7,401	21,553	28,954
Consumer credit products	377	358	499	1,233	88,576	89,809	499	—	499
Other consumer finance	600	536	373	1,509	132,833	134,342	373	—	373
Consumer finance	977	894	872	2,743	221,408	224,151	872	—	872
Tax services	—	—	1,743	1,743	1,323	3,066	1,743	—	1,743
Warehouse finance	—	—	—	—	293,375	293,375	—	—	—
Total National Lending	14,315	15,239	19,278	48,832	2,779,744	2,828,576	10,016	21,553	31,569
Community Banking
Commercial real estate and operating	—	—	630	630	456,741	457,371	50	580	630
Consumer one-to-four family real estate and other	905	114	50	1,069	15,417	16,486	—	50	50
Agricultural real estate and operating	—	—	1,769	1,769	9,938	11,707	—	1,769	1,769
Total Community Banking	905	114	2,449	3,468	482,096	485,564	50	2,399	2,449
Total loans and leases held for investment	15,220	15,353	21,727	52,300	3,261,840	3,314,140	10,066	23,952	34,018

Total loans and leases	$15,220	$15,353	$21,727	$52,300	$3,445,417	$3,497,717	$10,066	$23,952	$34,018

Nonaccrual loans and leases by year of origination were as follows:

	Amortized Cost Basis
(Dollars in Thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
December 31, 2020	2021	2020	2019	2018	2017	Prior
National Lending
Term lending	$42	$4,051	$2,117	$3,051	$11	$4,469	$—	$13,741
Asset based lending	—	—	—	—	—	—	917	917
Factoring	—	—	—	—	—	—	842	842
Lease financing	—	90	2,106	411	—	—	—	2,607
SBA/USDA	—	—	—	—	—	600	—	600
Commercial finance	42	4,141	4,223	3,462	11	5,069	1,759	18,707
Total National Lending	42	4,141	4,223	3,462	11	5,069	1,759	18,707
Community Banking								—
Commercial real estate and operating	—	1,260	—	300	13,618	3,278	—	18,456
Consumer one-to-four family real estate and other	—	—	41	9	—	114	—	163
Agricultural real estate and operating	—	—	—	1,419	—	—	350	1,769
Total Community Banking	—	1,260	41	1,727	13,618	3,392	350	20,388
Total nonaccrual loans and leases	$42	$5,401	$4,264	$5,189	$13,629	$8,461	$2,109	$39,096

Loans and leases that are 90 days or more delinquent and accruing by year of origination were as follows:

	Amortized Cost Basis
(Dollars in Thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
December 31, 2020	2021	2020	2019	2018	2017	Prior
National Lending
Term lending	$—	$—	$131	$232	$—	$22	$—	$385
Lease financing	—	543	311	184	3	1	—	1,042
Insurance premium finance	—	641	24	—	—	—	—	665
Commercial finance	—	1,184	466	416	3	23	—	2,092
Other consumer finance	—	—	—	—	—	675	—	675
Consumer finance (1)	—	—	—	—	—	675	—	675
Total National Lending	—	1,184	466	416	3	698	—	2,767
Total 90 days or more delinquent and accruing	$—	$1,184	$466	$416	$3	$698	$—	$2,767
(1) Consumer credit products are not included in the table as they are evaluated under a separate methodology for allowance for credit loss purposes that considers the overall Program structure. Refer to the Company’s most recent audited financial statements for additional information on these Programs.

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

The following table provides the average recorded investment in non-accrual loans and leases:

Three Months Ended December 31, 2020
(Dollars in Thousands)	Average Recorded Investment
National Lending
Term lending	$14,876
Asset based lending	1,074
Factoring	935
Lease financing	3,556
SBA/USDA	600
Commercial finance	21,041
Total National Lending	21,041
Community Banking
Commercial real estate and operating	6,539
Consumer one-to-four family real estate and other	125
Agricultural real estate and operating	1,769
Total Community Banking	8,433
Total loans and leases	$29,474

The recognized interest income on the Company's nonaccrual loans and leases during the quarter ended December 31, 2020 was not significant.

The following table provides the average recorded investment in impaired loans and leases:

	Three Months Ended December 31, 2019
(Dollars in Thousands)	Average Recorded Investment	Recognized Interest Income
National Lending
Term lending	$19,537	$74
Asset based lending	427	—
Factoring	3,849	—
Lease financing	3,686	—
SBA/USDA	3,788	—
Commercial finance	31,287	74
Other consumer finance	1,551	35
Consumer finance	1,551	35
Total National Lending	32,838	109
Community Banking
Commercial real estate and operating	446	13
Consumer one-to-four family real estate and other	90	8
Agricultural real estate and operating	2,921	42
Total Community Banking	3,457	63
Total loans and leases	$36,295	$172

The Company’s troubled debt restructurings ("TDRs") typically involve forgiving a portion of interest or principal on existing loans, making loans at a rate materially less than current market rates, or extending the term of the loan. There were $0.1 million of national lending loans that were modified in a TDR during the three months ended December 31, 2020, all of which were modified to extend the term of the loan, and no community banking loans. There were $0.6 million community banking loans and $0.4 million of national lending loans and leases that were modified in a TDR during the three months ended December 31, 2019.

During the three months ended December 31, 2020, the Company had $0.4 million of national lending loans and no community banking loans that were modified in a TDR within the previous 12 months and for which there was a payment default. During the three months ended December 31, 2019, the Company had $1.2 million of community banking loans and $0.3 million national lending loans that were modified in a TDR within the previous 12 months and for which there was a payment default. TDR net charge-offs and the impact of TDRs on the Company's allowance for loan and lease losses were insignificant during the quarters ended December 31, 2020 and December 31, 2019.

NOTE 7. EARNINGS PER COMMON SHARE ("EPS")

The Company has granted restricted share awards with dividend rights that are considered to be participating securities. Accordingly, a portion of the Company’s earnings is allocated to those participating securities in the earnings per share calculation under the two-class method. Basic earnings per common share is computed using the two-class method by dividing income available to common stockholders after the allocation of dividends and undistributed earnings to the participating securities by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated using the more dilutive of the treasury stock method or the two-class method. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, and is computed after giving consideration to the weighted average dilutive effect of the Company’s stock options, performance share units, and nonvested restricted stock, where applicable. Diluted EPS under the two-class method also considers the allocation of earnings to the participating securities. Antidilutive securities are disregarded in earnings per share calculations. Diluted EPS shown below reflects the two-class method, as diluted EPS under the two-class method was more dilutive than under the treasury stock method.

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted earnings per share is presented below.

	Three Months Ended December 31,
(Dollars in Thousands, Except Share and Per Share Data)	2020	2019
Basic income per common share:
Net income attributable to Meta Financial Group, Inc.	$28,037	$21,068
Dividends and undistributed earnings allocated to participating securities	(554)	(460)
Basic net earnings available to common stockholders	27,483	20,608
Undistributed earnings allocated to nonvested restricted stockholders	521	420
Reallocation of undistributed earnings to nonvested restricted stockholders	(521)	(420)
Diluted net earnings available to common stockholders	$27,483	$20,608

Total weighted-average basic common shares outstanding	32,782,285	36,613,699
Effect of dilutive securities(1)
Stock options	—	34,090
Performance share units	8,610	—
Total effect of dilutive securities	8,610	34,090
Total weighted-average diluted common shares outstanding	32,790,895	36,647,789

Net earnings per common share:
Basic earnings per common share	$0.84	$0.56
Diluted earnings per common share(2)	$0.84	$0.56
(1) Represents the effect of the assumed exercise of stock options and vesting of performance share units and restricted stock, as applicable, utilizing the treasury stock method.
(2) Excluded from the computation of diluted earnings per share for the three months ended December 31, 2020 and 2019, respectively, were 660,659 and 818,089 weighted average shares of nonvested restricted stock because their inclusion would be anti-dilutive.

NOTE 8. RENTAL EQUIPMENT, NET
Rental equipment consists of the following:

(Dollars in Thousands)	December 31, 2020	September 30, 2020
Computers and IT networking equipment	$16,026	$15,926
Motor vehicles and other	47,800	52,913
Office furniture and equipment	78,850	74,197
Solar panels and equipment	122,071	118,808
Total	264,747	261,844

Accumulated depreciation	(59,673)	(57,601)
Unamortized initial direct costs	1,658	1,721
Net book value	$206,732	$205,964

Undiscounted future minimum lease payments expected to be received for operating leases were as follows:

(Dollars in Thousands)
Remaining in 2021	$23,422
2022	27,390
2023	23,644
2024	17,173
2025	12,313
Thereafter	18,295
Total undiscounted future minimum lease payments receivable for operating leases	$122,237

NOTE 9. FORECLOSED REAL ESTATE AND REPOSSESSED ASSETS

The following table provides an analysis of changes in foreclosed real estate and repossessed assets:

	Three Months Ended December 31,
(Dollars in Thousands)	2020	2019
Balance, beginning of period	$9,957	$29,494
Additions	9	41
Reductions:
Write-downs	123	83
Net proceeds from sale	2,657	23,085
(Gain) loss on sale	—	5,039
Total reductions	2,780	28,207
Balance, ending of period	$7,186	$1,328

At December 31, 2020 and September 30, 2020, the Company had established a valuation allowance of $0.6 million and $0.5 million for repossessed assets, respectively. As of December 31, 2020 and September 30, 2020, the Company had no loans or leases in the process of foreclosure.

During the fiscal year ended September 30, 2020, the Company sold $28.1 million of other real estate owned ("OREO"), which consisted of assets related to a Community Bank agriculture real estate customer. The sale consisted of 30-plus parcels of land and the Company recognized a $5.0 million loss that was included in the "Gain (loss) on sale of other" line on the Condensed Consolidated Statements of Operations. The Company also recognized $1.1 million in deferred rental income and $0.2 million in OREO expenses related to these foreclosed properties.

NOTE 10. GOODWILL AND INTANGIBLE ASSETS

The Company held a total of $309.5 million of goodwill at December 31, 2020. The recorded goodwill is a result of multiple business combinations that have been consummated since fiscal year 2015, with the most recent being the merger with Crestmark pursuant to the Crestmark Acquisition that closed on August 1, 2018. Goodwill is assessed for impairment at least annually or more often if conditions indicate a possible impairment. The assessment is done at a reporting unit level, which is one level below the operating segments. There have been no changes to the carrying amount of goodwill during the three months ended December 31, 2020.

The changes in the carrying amount of the Company’s intangible assets for the three months ended December 31, 2020 and 2019 were as follows:

(Dollars in Thousands)	Trademark(1)	Non-Compete(2)	Customer Relationships(3)	All Others(4)	Total
Intangible Assets
Balance as of September 30, 2020	$10,901	$422	$24,333	$6,036	$41,692
Acquisitions during the period	—	—	—	5	5
Amortization during the period	(272)	(95)	(1,486)	(160)	(2,013)
Write-offs during the period	—	—	—	(24)	(24)
Balance as of December 31, 2020	$10,629	$327	$22,847	$5,857	$39,660

Gross carrying amount	$14,624	$2,481	$82,088	$10,123	$109,316
Accumulated amortization	(3,995)	(2,154)	(48,993)	(4,047)	(59,189)
Accumulated impairment	—	—	(10,248)	(219)	(10,467)
Balance as of December 31, 2020	$10,629	$327	$22,847	$5,857	$39,660
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

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in the remaining nine months of fiscal 2021 and subsequent fiscal years was as follows:

(Dollars in Thousands)	December 31, 2020
Remaining in 2021	$6,532
2022	6,420
2023	5,102
2024	4,384
2025	3,826
2026	3,252
Thereafter	10,144
Total anticipated intangible amortization	$39,660

The Company tests intangible assets for impairment at least annually or more often if conditions indicate a possible impairment. There were no impairments to intangible assets during the three months ended December 31, 2020 and 2019.

NOTE 11. OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease ROU assets, included in other assets, were $25.2 million at December 31, 2020.

Operating lease liabilities, included in accrued expenses and other liabilities, were $26.7 million at December 31, 2020.

Undiscounted future minimum operating lease payments and a reconciliation to the amount recorded as operating lease liabilities were as follows:

(Dollars in Thousands)	December 31, 2020
Remaining in 2021	$2,880
2022	3,580
2023	2,899
2024	2,908
2025	2,755
Thereafter	15,765
Total undiscounted future minimum lease payments	30,787
Discount	(4,082)
Total operating lease liabilities	$26,705

The weighted-average discount rate and remaining lease term for operating leases were as follows:

December 31, 2020
Weighted-average discount rate	2.34%
Weighted-average remaining lease term (years)	11.23

The components of total lease costs for operating leases were as follows:

(Dollars in Thousands)	Three Months Ended December 31, 2020
Lease expense	$954
Short-term and variable lease cost	63
ROU asset impairment	224
Sublease income	(108)
Total lease cost for operating leases	$1,133

NOTE 12. STOCKHOLDERS' EQUITY

Repurchase of Common Stock
The Company's Board of Directors authorized the November 20, 2019 share repurchase program to repurchase up to 7,500,000 shares of the Company's outstanding common stock. This authorization is effective from November 21, 2019 through December 31, 2022. During the three months ended December 31, 2020, and 2019, the Company repurchased 1,943,575 and 899,371 shares, respectively, as part of the share repurchase program.
Under the repurchase program, repurchased shares were retired and designated as authorized but unissued shares. The Company accounts for repurchased shares using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. As of December 31, 2020, the remaining number of shares available for repurchase under this program was 2,285,157 shares of common stock.
For the three months ended December 31, 2020, and 2019, the Company also repurchased 79,101 and 82,971 shares, or $1.8 million and $2.7 million of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

NOTE 13. STOCK COMPENSATION

The Company maintains the Meta Financial Group, Inc. 2002 Omnibus Incentive Plan, as amended and restated (the "2002 Omnibus Incentive Plan"), which, among other things, provides for the awarding of stock options, nonvested (restricted) shares, and performance share units ("PSUs") to certain officers and directors of the Company. Awards are granted by the Compensation Committee of the Board of Directors based on the performance of the award recipients or other relevant factors.

Compensation expense for share-based awards is recorded over the vesting period at the fair value of the award at the time of the grant. The exercise price of options or fair value of nonvested (restricted) shares and performance share units granted under the Company’s incentive plan is equal to the fair market value of the underlying stock at the grant date, adjusted for dividends where applicable. The Company has elected, with the adoption of ASU 2016-09, to record forfeitures as they occur.

The following tables show the activity of nonvested (restricted) shares and PSUs granted, exercised, or forfeited under the 2002 Omnibus Incentive Plan for the three months ended December 31, 2020. There were no options granted, exercised or forfeited under this plan during the three months ended December 31, 2020.

(Dollars in Thousands, Except Per Share Data)	Number of Shares	Weighted Average Fair Value at Grant
Nonvested shares outstanding, September 30, 2020	790,083	$30.03
Granted	136,087	26.22
Vested	(237,413)	28.86
Forfeited or expired	(91,060)	29.74
Nonvested shares outstanding, December 31, 2020	597,697	$29.67

(Dollars in Thousands, Except Per Share Data)	Number of Units	Weighted Average Fair Value at Grant
Performance share units outstanding, September 30, 2020	—	$—
Granted(1)	60,984	34.03
Vested	—	—
Forfeited or expired	—	—
Performance share units outstanding, December 31, 2020	60,984	$34.03
(1) The number of PSUs granted reflects the target number of PSUs able to be earned under a given award.

At December 31, 2020, stock-based compensation expense not yet recognized in income totaled $9.4 million, which is expected to be recognized over a weighted average remaining period of 2.26 years.

NOTE 14. INCOME TAXES

The Company recorded an income tax expense of $3.5 million for the three months ended December 31, 2020, resulting in an effective tax rate of 10.77%, compared to an income tax benefit of $0.7 million, or an effective tax rate of 2.97%, for the three months ended December 31, 2019. The Company’s effective tax rate was lower than the U.S. statutory rate of 21% primarily because of the anticipated effect of investment tax credits during fiscal year 2019. The Company’s effective tax rate in the future will depend in part on actual investment tax credits earned as part of its financing of solar energy projects.

The table below compares the income tax expense components for the periods presented.

	Three Months Ended December 31,
(Dollars in Thousands)	2020	2019
Provision at statutory rate	$6,630	$4,567
Tax-exempt income	(249)	(294)
State income taxes	1,488	1,090
Interim period effective rate adjustment	5,467	860
Tax credit investments, net - federal	(10,123)	(4,800)
Research tax credit	(323)	(1,709)
IRC 162(m) nondeductible compensation	334	838
Other, net	309	128
Income tax expense (benefit)	$3,533	$680
Effective tax rate	10.77%	2.97%

The Company does not expect significant income tax impacts due to the CARES Act or the CAA, which were signed in response to the COVID-19 pandemic.

NOTE 15. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank makes various commitments to extend credit that are not reflected in the accompanying Condensed Consolidated Financial Statements as described below.

At December 31, 2020 and September 30, 2020, unfunded loan commitments approximated $1.35 billion and $1.22 billion, respectively, excluding undisbursed portions of loans in process. Commitments, which are disbursed subject to certain limitations, extend over various periods of time. Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract.

The Company had no commitments to purchase securities at December 31, 2020 or September 30, 2020. The Company had no commitments to sell securities at December 31, 2020 or September 30, 2020.

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

Legal Proceedings

The Bank was served, on October 14, 2016, with a lawsuit captioned Card Limited, LLC v. MetaBank dba Meta Payment Systems, Civil No. 2:16-cv-00980 in the United States District Court for the District of Utah. This action was initiated by a former prepaid program manager of the Bank, which was terminated by the Bank in fiscal year 2016. Card Limited alleges that, after all of the programs were wound down, there were two accounts with positive balances to which Card Limited is entitled. The Bank’s position is that Card Limited is not entitled to the funds contained in said accounts. The total amount to which Card Limited claims it is entitled is $4.0 million. The Court ruled in favor of MetaBank on cross motions for summary judgment and vacated the trial. Card Limited has appealed this decision. The Bank intends to continue to vigorously defend this claim. An estimate of a range of reasonably possible loss cannot be made at this stage of the litigation.

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

(Dollars in Thousands)	Consumer		Commercial		Corporate Services/Other		Consolidated Company
Three Months Ended December 31,	2020	2019	2020	2019	2020	2019	2020	2019
Net interest income(1)	$22,347	$16,557	$41,848	$39,736	$1,804	$8,358	$65,999	$64,651
Noninterest income:
Refund transfer product fees	647	192	—	—	—	—	647	192
Tax advance product fees(1)	1,960	2,276	—	—	—	—	1,960	2,276
Payment card and deposit fees	22,564	21,499	—	—	—	—	22,564	21,499
Other bank and deposit fees	—	—	234	278	3	209	237	487
Rental income(1)	5	4	9,880	11,034	—	1,313	9,885	12,351
Gain (loss) on sale of other(1)	—	240	2,591	2,339	256	(5,147)	2,847	(2,568)
Other income(1)	159	553	2,461	1,329	4,695	1,364	7,315	3,246
Total noninterest income (expense)	25,335	24,764	15,166	14,980	4,954	(2,261)	45,455	37,483
Revenue	$47,682	$41,321	$57,014	$54,716	$6,758	$6,097	$111,454	$102,134
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

Refund Transfer Product Fees. Refund transfer fees are specific to the tax products offered by Refund Advantage and EPS. These fees are for products, services such as payment processing, and product referral commissions. Software partner fees paid and/or incurred are recorded on a net basis. The Company’s obligation for product fees and commissions is satisfied at the time of the product delivery and obligation for payment processing is satisfied at the time of processing. The transaction price for such activity is based upon stand-alone fees within the terms and conditions. At December 31, 2020 and September 30, 2020, there were no receivables related to refund transfer fees, which reflect earned revenue with unconditional rights to payment for product fee income. All refund transfer fees are recorded within the Consumer reporting segment.

Card Fees. Card fees relate to MPS, Community Bank, Refund Advantage and EPS products. These fees are for products and services such as card activation, product support, processing, and servicing. The Company earns these fees based upon the underlying terms and conditions with each cardholder over the contract term. Agreements with the Company’s cardholders are considered daily service contracts as they are not fixed in duration. The Company’s obligation for card activation and product support fees is satisfied at the time of product delivery, while the obligation for processing and servicing is satisfied over the course of each month. The transaction price for such activity is based upon the stand-alone fees within the terms and conditions of the cardholder agreements. Card fee revenue also includes income from sponsorships, associations and networks, and interchange income. Sponsorship income relates to fees charged to the Company’s ATM sponsorship partners, where the obligation is satisfied over the course of each month. Association and network income reflect incentives, performance bonuses and rebates with MasterCard and Visa. The obligation for such income is satisfied at the time when certain thresholds of transaction volume have been met. Interchange income is generated by cardholder activity, and therefore the Company’s obligations are satisfied as activity occurs. The transaction price for such activity is based on underlying rates and activity thresholds within the terms and conditions of the applicable agreements. Card fee revenue also includes breakage revenue. Breakage represents the estimated amount that will not be redeemed by the holder of unregistered, unused prepaid cards for goods or services. Breakage revenue is recognized ratably over the expected customer usage period and is an estimate based on cardholder behavior and breakage rates. Breakage is also impacted by escheatment laws. Card fees are recorded within both the Consumer and Commercial reporting segments, the substantial majority of which is derived from the Company's payments divisions and reported in payments card and deposit fees. Card fees related to the Community Bank are reported within other bank and deposit fees.

Bank and Deposit Fees. Fees are earned on depository accounts for consumer and commercial customers and include fees for account services, overdraft services, safety deposit box rentals, and event-driven services (i.e. returned checks, ATM surcharge, card replacement, wire transfers, and stop pays). The Company’s obligation for event-driven services is satisfied at the time of the event when the service is delivered, while its obligation for account services is satisfied over the course of each month. The Company’s obligation for overdraft services is satisfied at the time of overdraft. The transaction price for such activity is based upon stand-alone fees within the terms and conditions of the deposit agreements. Bank and deposit fees are recorded within both the Consumer and Commercial reporting segments, the majority of which are derived from the Company's payments divisions. Bank and deposit fees related to the Community Bank are reported within other bank and deposit fees.

Principal vs Agent. The Consumer reporting segment includes principal/agent relationships. Within this segment, MPS relationships are recorded on a gross basis within the Condensed Consolidated Statements of Operations, as Meta is the principal in the contract, with the exception of association/network contracts and partner/processor contracts for prepaid cards, which are recorded on a net basis within the Condensed Consolidated Statements of Operations as Meta is the agent in these contracts. Also within this segment, Tax Service relationships are recorded on a gross basis within the Condensed Consolidated Statements of Operations, as Meta is the principal in the contract, with the exception of contracts with software providers and merchants, which are recorded on a net basis within the Condensed Consolidated Statements of Operations as Meta is the agent in these contracts.

NOTE 17. SEGMENT REPORTING

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met.

The Company reports its results of operations through the following three business segments: Consumer, Commercial, and Corporate Services/Other. The Meta Payment Systems and Tax Services divisions, as well as the Consumer Credit Products and ClearBalance business lines, are reported in the Consumer segment. The Crestmark and AFS divisions are reported in the Commercial segment. The Community Bank division, Warehouse Finance, and Student Loan lending portfolio are included in the Corporate Services/Other segment. The Corporate Services/Other segment also includes certain shared services as well as treasury related functions such as the investment portfolio, wholesale deposits and borrowings. The Company does not report indirect general and administrative expenses in the Consumer and Commercial segments. Beginning October 1, 2020, Warehouse Finance, formerly reported in the Consumer segment, is now included in the Corporate Services/Other segment. Prior periods have been reclassified to conform to the current presentation.

The Company adopted ASU 2018-02 as of October 1, 2020. The amendments in this ASU allow for a reclassification from AOCI to Retained Earnings for stranded tax effects from the Tax Cuts and Jobs Act ("TCJA"). For the Company, these amendments are limited to any unrealized gains and losses held in Other Comprehensive Income for debt securities AFS held at the time of the TCJA enactment. The Company determined there were no stranded tax effects from the TCJA enactment and has not made any reclassification from AOCI to Retained Earnings upon adoption of this ASU.

The following tables present segment data for the Company:

	Three Months Ended December 31, 2020
(Dollars in Thousands)	Consumer	Commercial	Corporate Services/Other	Total
Net interest income	$22,347	$41,848	$1,804	$65,999
Provision for credit losses	2,366	6,467	(2,744)	6,089
Noninterest income	25,335	15,166	4,954	45,455
Noninterest expense	18,162	27,168	27,245	72,575
Income (loss) before income tax expense (benefit)	27,154	23,379	(17,743)	32,790

Total assets	430,067	2,917,142	3,917,306	7,264,515
Total goodwill	87,145	222,360	—	309,505
Total deposits	5,884,638	13,230	309,923	6,207,791

	Three Months Ended December 31, 2019
(Dollars in Thousands)	Consumer	Commercial	Corporate Services/Other	Total
Net interest income	$16,557	$39,736	$8,358	$64,651
Provision for loan and lease losses	974	3,701	(1,268)	3,407
Noninterest income	24,764	14,980	(2,261)	37,483
Noninterest expense	16,741	26,726	32,331	75,798
Income (loss) before income tax expense (benefit)	23,606	24,289	(24,966)	22,929

Total assets	447,963	2,494,253	3,238,710	6,180,926
Total goodwill	87,145	222,360	—	309,505
Total deposits	2,999,184	13,855	1,793,541	4,806,580

NOTE 18. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The fair value of debt securities available for sale, categorized primarily as Level 2, is recorded using prices obtained from independent asset pricing services that are based on observable transactions, but not quoted markets. Management reviews the prices obtained from independent asset pricing servicing for unusual fluctuations and comparison to current market trading activity.

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

The following tables summarize the fair values of debt securities available for sale and equity securities as they are measured at fair value on a recurring basis:

	Fair Value At December 31, 2020
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Debt securities AFS
SBA securities	$162,009	$—	$162,009	$—
Obligations of states and political subdivisions	2,840	—	2,840	—
Non-bank qualified obligations of states and political subdivisions	309,638	—	309,638	—
Asset-backed securities	322,876	—	322,876	—
Mortgage-backed securities	430,761	—	430,761	—
Total debt securities AFS	$1,228,124	$—	$1,228,124	$—
Common equities and mutual funds(1)	$3,148	$3,148	$—	$—
Non-marketable equity securities(2)	$3,896	$—	$—	$—
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at December 31, 2020 and September 30, 2020.
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
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at December 31, 2020 and September 30, 2020.
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

Loans and Leases. The Company does not record loans and leases at fair value on a recurring basis. However, if a loan or lease is individually evaluated for risk of credit loss and repayment is expected to be solely provided by the values of the underlying collateral, the Company measures fair value on a nonrecurring basis. Fair value is determined by the fair value of the underlying collateral less estimated costs to sell. The fair value of the collateral is determined based on internal estimates and/or assessments provided by third-party appraisers and the valuation relies on discount rates ranging from 4% to 90%.

The following table summarizes the assets of the Company that are measured at fair value in the Condensed Consolidated Statements of Financial Condition on a non-recurring basis:

	Fair Value At December 31, 2020
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired loans and leases, net
Commercial finance	$4,080	$—	$—	$4,080
Total National Lending	4,080	—	—	4,080
Commercial real estate and operating	9,029	—	—	9,029
Total Community Banking	9,029	—	—	9,029
Total impaired loans and leases, net	13,109	—	—	13,109
Foreclosed assets, net	7,186	—	—	7,186
Total	$20,295	$—	$—	$20,295

	Fair Value At September 30, 2020
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired loans and leases, net
Commercial finance	$9,240	$—	$—	$9,240
Total National Lending	9,240	—	—	9,240
Commercial real estate and operating	20	—	—	20
Total Community Banking	20	—	—	20
Total impaired loans and leases, net	9,260	—	—	9,260
Foreclosed assets, net	9,957	—	—	9,957
Total	$19,217	$—	$—	$19,217

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at December 31, 2020	Fair Value at September 30, 2020	Valuation Technique	Unobservable Input	Range of Inputs
Impaired loans and leases, net	$13,109	9,260	Market approach	Appraised values(1)	4% - 90%
Foreclosed assets, net	$7,186	9,957	Market approach	Appraised values(1)	4% - 30%
(1) The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimating selling costs and other inputs in a range of 4% to 90%.

Management discloses the estimated fair value of financial instruments, including assets and liabilities on and off the Condensed Consolidated Statements of Financial Condition, for which it is practicable to estimate fair value. These fair value estimates were made at December 31, 2020 and September 30, 2020 based on relevant market information and information about financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, since there is no active market for certain financial instruments of the Company, the estimates of fair value are subjective in nature, involve uncertainties, and include matters of significant judgment. Changes in assumptions as well as tax considerations could significantly affect the estimated values. Accordingly, the aggregate fair value estimates are not intended to represent the underlying value of the Company, on either a going concern or a liquidation basis.

The following tables present the carrying amount and estimated fair value of the financial instruments held by the Company:

	December 31, 2020
(Dollars in Thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$1,586,451	$1,586,451	$1,586,451	$—	$—
Debt securities available for sale	1,228,124	1,228,124	—	1,228,124	—
Debt securities held to maturity	81,328	82,927	—	82,927	—
Common equities and mutual funds(1)	3,148	3,148	3,148	—	—
Non-marketable equity securities(1)(2)	17,646	17,646	—	13,750	—
Loans held for sale	133,659	133,659	—	133,659	—
Loans and leases receivable	3,439,564	3,426,720	—	—	3,426,720
Federal Reserve Bank and Federal Home Loan Bank stocks	27,138	27,138	—	27,138	—
Accrued interest receivable	17,133	17,133	17,133	—	—
Financial liabilities
Deposits	6,207,791	6,208,167	6,040,903	167,265	—
Other short- and long-term borrowings	96,760	98,873	—	98,873	—
Accrued interest payable	2,068	2,068	2,068	—	—
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at December 31, 2020 and September 30, 2020.
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
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at December 31, 2020 and September 30, 2020.
(2) Includes certain non-marketable equity securities that are measured at fair value using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

NOTE 19. SUBSEQUENT EVENTS

Management has evaluated subsequent events that occurred after December 31, 2020. During this period, up to the filing date of this Quarterly Report on Form 10-Q, management identified the following subsequent events:

•On January 13, 2021, the Company sold an additional $103.2 million of the retained Community Bank loan portfolio to Central Bank. The sale did not result in any material gain to the Company. The loans included in the sale were classified as held for sale at December 31, 2020.

•Beginning January 4, 2021, the Bank disbursed approximately $7.10 billion of the second round of Economic Impact Payments ("EIP") under the CAA, pursuant to the Company's amendment of its existing agreement with the U.S. Department Treasury's Bureau of the Fiscal Service ("Fiscal Service") entered into on December 27, 2020.

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

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” or the negative of those terms, or other words of similar meaning or similar expressions. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements are based on information currently available to us and assumptions about future events, and include statements with respect to the Company’s beliefs, expectations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such risks, uncertainties and other factors may cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Such statements address, among others, the following subjects: future operating results; expectations in connection with the impact of the ongoing COVID-19 pandemic and related governmental actions on the Company and MetaBank; customer retention; loan and other product demand; expectations concerning acquisitions and divestitures; new products and services, including those offered by the Meta Payment Systems, Refund Advantage, EPS Financial and Specialty Consumer Services divisions; credit quality; the level of net charge-offs on loans and leases and the adequacy of the allowance for credit losses; technology; and the Company's employees. The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: maintaining our executive management team; expected growth opportunities may not be realized or may take longer to realize than expected; the potential adverse effects of the ongoing COVID-19 pandemic and any governmental or societal responses thereto including the deployment and efficacy of the COVID-19 vaccines, or other unusual and infrequently occurring events; actual changes in interest rates and the Fed Funds rate; additional changes in tax laws; the strength of the United States' economy, in general, and the strength of the local economies in which the Company operates; changes in trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”); inflation, market, and monetary fluctuations; the timely and efficient development of, and acceptance of, new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value of these products and services by users; the Bank's ability to maintain its Durbin Amendment exemption; the risks of dealing with or utilizing third parties, including, in connection with the Company’s refund advance business, the risk of reduced volume of refund advance loans as a result of reduced customer demand for or usage of Meta’s strategic partners’ refund advance products; our relationship with, and any actions which may be initiated by our regulators; the impact of changes in financial services laws and regulations, including, but not limited to, laws and regulations relating to the tax refund industry and the insurance premium finance industry and recent and potential changes in response to the ongoing COVID-19 pandemic such as the CARES Act and the rules and regulations that may be promulgated thereunder; technological changes, including, but not limited to, the protection of our electronic systems and information; the impact of acquisitions and divestitures; litigation risk; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by MetaBank of its status as a well-capitalized institution, particularly in light of our growing deposit base, a portion of which has been characterized as “brokered;” changes in consumer spending and saving habits; the impact of our participation as prepaid card issuer for the EIP program and potentially similar programs in the future; losses from fraudulent or illegal activity; technological risks and developments, and cyber threats, attacks or events; and the success of the Company at maintaining its high quality asset level and managing and collecting assets of borrowers in default should problem assets increase.

The foregoing list of factors is not exclusive. We caution you not to place undue reliance on these forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q speak only as of the date hereof, and the Company does not undertake any obligation to update, revise, or clarify these forward-looking statements whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in its entirety by the cautionary statements contained or referred to in this section. Additional discussions of factors affecting the Company’s business and prospects are reflected under the caption “Risk Factors” and in other sections of the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended September 30, 2020, and in other filings made with the SEC. The Company expressly disclaims any intent or obligation to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company or its subsidiaries, whether as a result of new information, changed circumstances, or future events or for any other reason.

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

The following discussion focuses on the consolidated financial condition of the Company at December 31, 2020, compared to September 30, 2020, and the consolidated results of operations for the three months ended December 31, 2020 and 2019. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2020 and the related management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

EXECUTIVE SUMMARY

Business Developments
The following highlights certain business developments during the quarter ended December 31, 2020:

•Began our new three-year program with Emerald Financial Services, LLC, a wholly-owned indirect subsidiary of H&R Block, Inc., which the Company announced in the fourth quarter of fiscal 2020. Have already moved more than $150 million in deposits and began issuing Emerald Prepaid Mastercard® to applicants.

•Completed negotiations with the Fiscal Service to disperse a second round of EIP stimulus payments through the distribution of prepaid cards. The Company began distributing cards under this authorization on January 4, 2021.

•Expanded our solar lending business, increasing our solar credit balance 29% to $323.9 million.

•Increased resources dedicated to our Environmental, Social, and Governance ("ESG") activities by hiring an experienced Vice President of ESG and Community Impact and forming a Board-level ESG committee to provide oversight.

Financial Highlights for the 2021 Fiscal First Quarter
The Company recorded net income of $28.0 million, or $0.84 per diluted share, for the three months ended December 31, 2020, compared to net income of $21.1 million, or $0.56 per diluted share, that was recorded for the fiscal 2020 first quarter. Total revenue for the fiscal 2021 first quarter was $111.5 million, compared to $102.1 million for the same quarter in fiscal 2020, an increase of 9%.

During the fiscal 2021 first quarter, the Company recognized net interest income of $66.0 million, NIM of 4.65% and net interest margin, tax-equivalent ("NIM, TE") of 4.67%. The Company's average gross loans and leases decreased by $239.5 million, or 6%, while average noninterest-bearing deposits increased by $2.15 billion, or 79%, when compared to the same quarter in fiscal 2020. Average deposits from the payments divisions for the fiscal 2021 first quarter increased nearly 83% to $5.07 billion when compared to the same quarter in fiscal 2020. A significant portion of the year-over-year increase reflected the Company's participation in the EIP program, as described further below. The growth in deposits led to excess cash balances held at the Federal Reserve during the fiscal 2021 first quarter. This increase in lower yielding cash balances resulted in a net drag to the net interest margin. Overall, the Company's cost of funds for all deposits and borrowings averaged 0.15% during the fiscal 2021 first quarter, compared to 1.01% during the prior year quarter, primarily due to a decrease in overnight borrowings rates as well as an increase in the average balance of the Company's noninterest-bearing deposits.

Noninterest income for the three months ended December 31, 2020 was $45.5 million, compared to $37.5 million for the same period of the prior year. This was primarily due to an increase within gain on sale of other, an increase in other income, and an increase in payments cards and deposit fees, partially offset by a decrease in rental income. The increase within gain on sale of other was primarily due to a loss on sale of foreclosed and repossessed assets recognized during the first quarter of fiscal year 2020.

Noninterest expense decreased 4% to $72.6 million for the fiscal 2021 first quarter, from $75.8 million for the same quarter of last year, primarily driven by decreases in compensation and benefits, other expense, tax product expense, operating lease depreciation, and amortization expense, partially offset by increases within impairment expense, legal and consulting expense, and card processing expense.

The Company repurchased 1,864,474 shares during the first quarter at an average price of $29.46. Through January 20, 2021, the Company repurchased an additional 300,000 of its shares, at a weighted average price of $38.73.

COVID-19 Business Update
As of December 31, 2020, the Company had 612 loans outstanding with total loan balances of $194.3 million originated as part of the PPP, compared with 689 loans outstanding with total loan balances of $219.0 million for the quarter ended September 30, 2020.

As of December 31, 2020, $84.2 million of the loans and leases that were granted deferral payments by the Company were still in their deferment period. As of September 30, 2020, loans and leases totaling $170.0 million were within their deferment period. In addition, the Company has made other COVID-19 related modifications, of which $1.1 million were still active as of December 31, 2020 compared to $23.3 million at September 30, 2020. The majority of the other modifications were related to adjusting the type or amount of the customer's payments.

The Company's capital position remained strong as of December 31, 2020, even while absorbing the temporary impact resulting from the receipt of deposits in conjunction with EIP payments described below. In addition, the Company has options available that can be used to effectively manage capital levels, including a strong and flexible balance sheet.

EIP Program Update
The Bank is serving as the sole Financial Agent for distributing prepaid debit cards used in the EIP program. Under the first round of EIP, approximately $6.42 billion in stimulus payments on 3.6 million prepaid cards were mailed to individuals across the United States. The total balances remaining on the first round of EIP cards were $605.1 million as of December 31, 2020 and $569.2 million as of January 20, 2021.

On December 27, 2020, the U.S. Congress, through the CAA, directed the Internal Revenue Service (“IRS”) to distribute a second round of EIP via the U.S. Treasury to persons in the U.S. eligible to receive them. The Bank entered into an amendment of its existing agreement with the Fiscal Service, under which the Bank will act as a Financial Agent to Fiscal Service in connection with the provision of prepaid debit card services to disburse a portion of the EIP payments to eligible recipients via Bank-issued prepaid cards.

Under the second round, the Bank disbursed approximately $7.10 billion of EIP payments, with initial payments having begun January 4, 2021. The total balances remaining on the second round of EIP cards were $5.80 billion as of January 20, 2021.

While the EIP Program's impact to earnings is expected to be slightly positive, it continues to temporarily have a significant impact on cash and deposit balances, leading to a reduced NIM along with a corresponding impact on the Company's leverage capital ratios. In conjunction with the Program and its balance sheet impacts, the Bank was granted temporary exemption from its requirements to maintain minimum regulatory capital leverage ratios by the Officer of the Comptroller of the Currency due to deposits received as part of the EIP program. The influx of EIP deposits is not expected to have any material impact on the Company's risk-weighted capital ratios.

The Company is working with other banks to transfer deposits off-balance sheet in an effort to relieve the impact of the substantial influx of deposits related to the second round of EIP.

FINANCIAL CONDITION

At December 31, 2020, the Company’s total assets increased by $1.17 billion to $7.26 billion compared to September 30, 2020, primarily due to a $1.16 billion increase in cash and cash equivalents.

Total cash and cash equivalents was $1.59 billion at December 31, 2020, increasing from $427.4 million at September 30, 2020. The increase primarily resulted from the receipt of EIP related deposits in the fiscal 2021 first quarter. The Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the FRB. At December 31, 2020, the Company did not have any federal funds sold.

The total investment portfolio decreased $51.3 million, or 4%, to $1.31 billion at December 31, 2020, compared to $1.36 billion at September 30, 2020, as maturities and principal pay downs exceeded purchases. The Company’s portfolio of securities customarily consists primarily of MBS, which have expected lives much shorter than the stated final maturity, non-bank qualified obligations of states and political subdivisions, which mature in approximately 15 years or less, and other tax exempt municipal mortgage related pass through securities which have average lives much shorter than their stated final maturities. All MBS held by the Company at December 31, 2020 were issued by a U.S. Government agency or instrumentality. Of the total MBS at December 31, 2020, $430.8 million, at fair value, were classified as available for sale, and $5.2 million, at cost, were classified as held to maturity. Of the total investment securities at December 31, 2020, $797.4 million, at fair value, were classified as available for sale and $76.2 million, at cost, were classified as held to maturity. During the three-months ended December 31, 2020, the Company purchased $24.0 million of investment securities.

Loans held for sale at December 31, 2020 totaled $133.7 million, decreasing from $183.6 million at September 30, 2020. This decrease was primarily driven by the sale $129.8 million of the retained Community Bank loan portfolio to Central Bank during the fiscal 2021 first quarter.

The Company’s total loans and leases increased by $125.4 million, or 4%, to $3.44 billion at December 31, 2020, from $3.31 billion at September 30, 2020. The increase was primarily driven by increases in national lending loans and leases, partially offset by a decrease in community banking loans. See Note 6 to the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

National lending loans and leases increased $257.0 million, or 9% to $3.09 billion at December 31, 2020 compared to September 30, 2020. Within the National Lending portfolios, commercial finance loans and leases increased $115.1 million, tax services loans increased $89.5 million, consumer finance increased $26.9 million and warehouse finance increased $25.6 million at December 31, 2020 compared to September 30, 2020. The increase in commercial finance loan balances was largely driven by the term lending and asset based lending categories. The seasonality of the Company's tax services business led to the increase in tax services loans at December 31, 2020 compared to September 30, 2020.

Community banking loans decreased $131.6 million, or 27%, at December 31, 2020 compared to September 30, 2020, primarily attributable to $100.4 million of loan balances classified as held for sale along with continued principal payments and payoffs.

Through the Bank, the Company owns stock in the FHLB due to the Bank’s membership and participation in this banking system as well as stock in the Federal Reserve Bank. The FHLB requires a level of stock investment based on a pre-determined formula. The Company’s investment in these stocks remained unchanged from September 30, 2020 at $27.1 million to December 31, 2020.

Total end-of-period deposits increased $1.23 billion, or 25%, at December 31, 2020 to $6.21 billion as compared to September 30, 2020, primarily driven by an increase in noninterest-bearing deposits of $1.22 billion, which was largely attributable to the balances on the EIP cards.

The average balance of total deposits and interest-bearing liabilities was $5.52 billion for the three-months ended December 31, 2020, compared to $5.13 billion for the same period of the prior fiscal year. The average balance of noninterest-bearing deposits for the three-months ended December 31, 2020 increased $2.15 billion, or 79%, to $4.88 billion compared to the same period in the prior year. These increases were primarily attributable to EIP related deposit balances.

The Company's total borrowings decreased $1.5 million, or 1%, from $98.2 million at September 30, 2020 to $96.8 million at December 31, 2020. The Company also has an available no-fee line of credit with JP Morgan of $25.0 million with no funds advanced at December 31, 2020.

At December 31, 2020, the Company’s stockholders’ equity totaled $813.2 million, a decrease of $34.1 million, from $847.3 million at September 30, 2020. The decrease was primarily attributable to a reduction in retained earnings related to activity from the Company's share repurchase programs, offset in part by an increase in additional paid-in capital. At December 31, 2020, the Bank continued to exceed all regulatory requirements for classification as a well-capitalized institution. See “Liquidity and Capital Resources” for further information.

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

The Company meets the Right of Set off criteria in ASC 210-20, Balance Sheet - Offsetting, for all payments negative deposit balances with the exception of DDA overdrafts. The following table summarizes the Company's negative deposit balances within the payments division:

(Dollars in Thousands)	December 31, 2020	September 30, 2020
Noninterest-bearing deposits	$6,101,971	$4,960,276
Prefunding	(441,082)	(528,131)
Discount funding	(69,567)	(62,443)
DDA overdrafts	(9,725)	(13,072)
Noninterest-bearing checking, net	$5,581,597	$4,356,630

RESULTS OF OPERATIONS

General
The Company recorded net income of $28.0 million, or $0.84 per diluted share, for the three months ended December 31, 2020, compared to net income of $21.1 million, or $0.56 per diluted share, for the three months ended December 31, 2019. Total revenue for the fiscal 2021 first quarter was $111.5 million, compared to $102.1 million for the same quarter in fiscal 2020, an increase of 9%. The increase in net income was primarily driven by an increase in noninterest income and a decrease in noninterest expense.

Net Interest Income
Net interest income for the fiscal 2021 first quarter increased by 2%, to $66.0 million from $64.7 million for the same quarter in fiscal 2020. The increase was primarily driven by a reduction in total interest expense, partially offset by lower overall balances and yields realized on interest earning assets. The quarterly average outstanding balance of loans and leases as a percentage of interest-earning assets for the three months ended December 31, 2020 decreased to 62%, from 72% for the three months ended December 31, 2019, while the quarterly average balance of total investments as a percentage of interest-earning assets decreased to 23% from 26% over that same period. These decreases were primarily due to the increase in interest-earning cash balances related to the EIP program.

NIM was 4.65% in the fiscal 2021 first quarter, a decrease of 29 basis points from 4.94% in the fiscal 2020 first quarter. NIM,TE was 4.67% in the fiscal 2021 first quarter, a decrease of 32 basis points from 4.99% in the fiscal 2020 first quarter. The decreases in NIM and NIM, TE in the fiscal 2021 first quarter, compared to the same period of the prior year were primarily driven by the effects of the EIP program.

The overall reported tax equivalent yield (“TEY”) on average earning assets decreased by 116 basis points to 4.82% when comparing the fiscal 2021 first quarter to the same period of the prior fiscal year. The fiscal 2021 first quarter TEY on the securities portfolio decreased by 86 basis points to 1.79% compared to the same period of the prior year TEY of 2.65%. The decrease in TEY on the securities portfolio was primarily due to a lower interest rate environment during the current period compared to the prior year period while the decrease in TEY on average earning assets was primarily driven by excess low-yielding cash held at the Federal Reserve.

The Company’s average interest-earning assets for the fiscal 2021 first quarter increased by $432.9 million to $5.64 billion, from the comparable quarter in 2020. The increase was primarily attributable a significant increase in interest-earning cash driven by the effects of the EIP program. Total investment securities continued to decrease through sales of securities and cash flow from the Company's amortizing securities portfolio. Quarterly average loans and leases decreased $239.5 million, of which $665.0 million was related to a decrease in Community Banking loans partially offset by a $425.5 million increase in National Lending loans.

The Company’s average balance of total deposits and interest-bearing liabilities was $5.52 billion for the three months ended December 31, 2020, compared to $5.13 billion for the same period in the prior year, representing an increase of 8%. This increase was primarily driven by an increase in average noninterest-bearing deposits of $2.15 billion. The increase in average noninterest-bearing deposits was largely driven by the EIP related funding. Partially offsetting those increases were decreases in average wholesale deposits of $1.21 billion, average balances of total borrowings of $422.3 million, average time deposits of $97.5 million, and average money market deposits of $27.9 million.

Overall, the Company's cost of funds for all deposits and borrowings averaged 0.15% during the fiscal 2021 first quarter, compared to 1.01% for the fiscal 2020 first quarter. This decrease was primarily due to a decrease in overnight borrowings rates as well as an increase in the average balance of the Company's noninterest-bearing deposits. The Company's overall cost of deposits was 0.06% in the fiscal 2021 first quarter, compared to 0.81% in the same quarter of 2020.

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

	Three Months Ended December 31,
	2020			2019
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)
Interest-earning assets:
Cash & fed funds sold	$820,108	$842	0.41%	$99,597	$412	1.65%
Mortgage-backed securities	438,610	2,123	1.92%	376,358	2,389	2.53%
Tax exempt investment securities	333,729	1,215	1.83%	490,982	2,339	2.40%
Asset-backed securities	326,315	1,200	1.46%	303,885	2,354	3.08%
Other investment securities	221,986	1,111	1.98%	197,513	1,429	2.88%
Total investments	1,320,640	5,649	1.79%	1,368,738	8,511	2.65%
Total commercial finance	2,417,691	45,630	7.49%	1,980,509	44,781	9.00%
Total consumer finance	239,618	4,748	7.86%	270,612	5,790	8.51%
Total tax services	25,104	8	0.13%	24,429	33	0.54%
Total warehouse finance	284,199	4,933	6.89%	265,564	4,174	6.25%
National Lending loans and leases	2,966,612	55,319	7.40%	2,541,114	54,778	8.58%
Community Banking loans	529,085	6,336	4.75%	1,194,082	13,924	4.64%
Total loans and leases	3,495,697	61,655	7.00%	3,735,196	68,702	7.32%
Total interest-earning assets	5,636,445	$68,146	4.82%	5,203,531	$77,625	5.98%
Noninterest-earning assets	845,378			918,973
Total assets	$6,481,823			$6,122,504

Interest-bearing liabilities:
Interest-bearing checking(2)	$162,748	$—	—%	$163,693	$153	0.37%
Savings	52,198	2	0.01%	48,776	9	0.08%
Money markets	52,620	39	0.30%	80,528	205	1.01%
Time deposits	17,390	57	1.30%	114,924	595	2.06%
Wholesale deposits	261,136	699	1.06%	1,472,820	8,378	2.26%
Total interest-bearing deposits	546,092	797	0.58%	1,880,741	9,340	1.98%
Overnight fed funds purchased	11	—	0.25%	302,804	1,450	1.91%
FHLB advances	—	—	—%	110,000	678	2.45%
Subordinated debentures	73,822	1,147	6.16%	73,658	1,160	6.26%
Other borrowings	23,870	203	3.37%	33,589	346	4.10%
Total borrowings	97,703	1,350	5.48%	520,051	3,634	2.78%
Total interest-bearing liabilities	643,795	2,147	1.32%	2,400,792	12,974	5.15%
Noninterest-bearing deposits	4,880,352	—	—%	2,732,062	—	—%
Total deposits and interest-bearing liabilities	5,524,147	$2,147	0.15%	5,132,854	$12,974	1.01%
Other noninterest-bearing liabilities	151,528			150,319
Total liabilities	5,675,675			5,283,173
Shareholders' equity	806,148			839,331
Total liabilities and shareholders' equity	$6,481,823			$6,122,504
Net interest income and net interest rate spread including noninterest-bearing deposits		$65,999	4.67%		$64,651	4.97%

Net interest margin			4.65%			4.94%
Tax-equivalent effect			0.02%			0.05%
Net interest margin, tax-equivalent(3)			4.67%			4.99%
(1) Tax rate used to arrive at the TEY for the three months ended December 31, 2020 and 2019 was 21%.
(2) Of the total balance, $162.5 million are interest-bearing deposits where interest expense is paid by a third party and not by the Company.
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

Provision for Credit Losses
The Company recorded a $6.1 million provision for loan and lease losses for the three months ended December 31, 2020, as compared to a $3.4 million provision for loan and lease losses for the same period of the prior year. The increase in provision for the quarter ended December 31, 2020 compared to the same period of the prior year was primarily driven by the commercial finance and consumer finance portfolios, partially offset by a decrease within the retained community bank portfolio. The Company adopted CECL effective October 1, 2020, and its day one entry to increase the allowance for credit losses was $12.8 million. While this specific adoption amount did not have a direct impact to provision for credit loss for the December 31, 2020 quarter as the cumulative effect adjustment was recorded to retained earnings, the CECL accounting standard does accelerate the recognition of the reserves due to the forward-looking elements of the modeling. See Note 2 and Note 6 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Noninterest Income
Noninterest income for the fiscal 2021 first quarter increased to $45.5 million from $37.5 million for the same period in the prior fiscal year. This was due primarily to an increase within gain on sale of other, an increase in other income, and an increase in payments cards and deposit fees, partially offset by a decrease in rental income. The increase within gain on sale of other was primarily due to a loss on sale of foreclosed and repossessed assets recognized during the first quarter of fiscal year 2020. The increase within other income was primarily due to the receipt of a portion of the Company’s liquidation insurance claims of unearned premiums on the ReliaMax estate related to the Company’s student loan portfolio. The amount received in the first quarter of fiscal 2021 was $3.5 million.

Noninterest Expense
Noninterest expense decreased 4% to $72.6 million for the fiscal 2021 first quarter, from $75.8 million for the same quarter of fiscal 2020. The decrease in noninterest expense when comparing the fiscal 2021 first quarter to the same period of the prior year was primarily driven by decreases in compensation and benefits, other expense, tax product expense, operating lease depreciation, and amortization expense, partially offset by increases within impairment expense, legal and consulting expense, and card processing expense.

Income Tax Expense
The Company recorded an income tax expense of $3.5 million, representing an effective tax rate of 10.8%, for the fiscal 2021 first quarter, compared to an income tax expense of $0.7 million, representing an effective tax rate of 3.0%, for the fiscal 2020 first quarter. The recorded income tax expense during the current quarter was primarily due to ratably recognized investment tax credits and lower forecast earnings due to COVID-19.

The Company originated $38.5 million in solar leases during the fiscal 2021 first quarter, compared to $17.9 million during the fiscal 2020 first quarter. Investment tax credits related to solar leases are recognized ratably based on income throughout each fiscal year. The timing and impact of future solar tax credits are expected to vary from period to period, and Meta intends to undertake only those tax credit opportunities that meet the Company's underwriting and return criteria.

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

The Company believes that the level of allowance for credit losses at December 31, 2020 was appropriate and reflected probable losses related to these loans and leases; however, there can be no assurance that all loans and leases will be fully collectible or that the present level of the allowance will be adequate in the future. See the section below titled “Allowance for Credit Losses” for further information.

The table below sets forth the amounts and categories of nonperforming assets in the Company’s portfolio as of the dates set forth below. Foreclosed assets include assets acquired in settlement of loans.

(Dollars in Thousands)	December 31, 2020	September 30, 2020
Nonperforming loans and leases
Nonaccruing loans and leases:
Term lending	$13,741	$16,274
Asset based lending	917	—
Factoring	842	1,096
Lease financing	2,607	3,583
SBA/USDA	600	600
Commercial finance	18,707	21,553
Total National Lending	18,707	21,553
Commercial real estate and operating	18,456	580
Consumer one-to-four family real estate and other	164	50
Agricultural real estate and operating	1,769	1,769
Total Community Banking	20,389	2,399
Total	39,096	23,952

Accruing loans and leases delinquent >89 days past due:
Held for sale loans	—	—

Term lending	385	266
Lease financing	1,042	4,344
Insurance premium finance	665	2,364
SBA/USDA	—	427
Commercial finance	2,092	7,401
Consumer credit products	457	499
Other consumer finance	675	373
Consumer finance	1,132	872
Tax services	—	1,743
Total National Lending	3,224	10,016
Commercial real estate and operating	—	50
Agricultural real estate and operating	—	—
Total Community Banking	—	50
Total	3,224	10,066

Total nonperforming loans and leases	42,320	34,018

Other assets
Nonperforming operating leases	3,713	4,045

Foreclosed and repossessed assets:
Commercial finance	7,178	9,957
Commercial real estate and operating	8	—
Total	7,186	9,957

Total other assets	10,899	14,002

Total nonperforming assets	$53,219	$48,020
Total as a percentage of total assets	0.73%	0.79%

At December 31, 2020, nonperforming loans and leases totaled $42.3 million, representing 1.18% of total loans and leases, compared to $34.0 million, or 0.97% of total loans and leases at September 30, 2020.

As of December 31, 2020, $84.2 million of the loans and leases that were granted deferral payments by the Company were still in their deferment period. As of September 30, 2020, loans and leases totaling $170.0 million were within their deferment period. In addition, the Company has made other COVID-19 related modifications, of which $1.1 million were still active as of December 31, 2020 compared to $23.3 million at September 30, 2020. The majority of the other modifications were related to adjusting the type or amount of the customer's payments.

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

On the basis of management’s review of its loans, leases, and other assets, at December 31, 2020, the Company had classified $78.6 million of its assets as substandard, $3.5 million as doubtful and none as loss. At September 30, 2020, the Company classified $61.6 million of its assets as substandard, $6.3 million as doubtful and none as loss.

Allowance for Credit Losses. Effective October 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs (collectively “Topic 326”), which changes the impairment model for most financial assets, including trade and other receivables, debt securities held-to-maturity, loans, net investments in leases, purchased financial assets with credit deterioration, and off-balance sheet credit exposures. ASU 2016-13 requires the use of a CECL methodology to determine the ACL for loans and debt securities held-to-maturity. CECL requires loss estimates for the remaining estimated life of the assets to be measured using historical loss data, adjustments for current conditions, and adjustments for reasonable and supportable forecasts of future economic conditions.

The ACL represents management’s estimate of current credit losses expected to be incurred by the loan and lease portfolio over the life of each financial asset as of the balance sheet date. The Company individually evaluates loans and leases that do not share similar risk characteristics with other financial assets for impairment, generally this means loans and leases identified as troubled debt restructures or loans and leases on nonaccrual status. All other loans and leases are evaluated collectively for impairment. A reserve for unfunded credit commitments such as letters of credit and binding unfunded loan commitments is recorded in other liabilities on the Condensed Consolidated Statements of Financial Condition.

Individually evaluated loans and leases are a key component of the ACL. Generally, the Company measures impairment on individually evaluated loans based on the fair value of the collateral less estimated selling costs, as the Company considers these financial assets to be collateral dependent. If an individually evaluated loan or lease is not collateral dependent, impairment is measured at the present value of expected future cash flows discounted at the loan or lease initial effective interest rate.

At December 31, 2020, the Company had established an ACL totaling $72.4 million, compared to $56.2 million at September 30, 2020. The increase in the allowance at December 31, 2020 when compared to September 30, 2020, was primarily due to the adoption of the CECL accounting standard noted above, as well as additional increases during the fiscal 2021 first quarter in the commercial finance portfolio of $2.8 million, tax services portfolio of $1.4 million, and consumer finance portfolio of $1.4 million, partially offset by an additional decrease within the retained community bank portfolio of $2.2 million. The CECL methodology requires loss estimates for the remaining estimated life of the assets to be measured using historical loss data, adjustments for current conditions, and adjustments for reasonable and supportable forecasts of future economic conditions, which led to the increase in the ACL as of the October 1, 2020 adoption date.

The following table presents the Company's allowance for loan and lease losses as a percentage of its total loans and leases.

	As of the Period Ended
	December 31, 2020	October 1, 2020(1)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019

Commercial finance	1.88%	1.85%	1.30%	1.36%	1.28%	0.80%
Consumer finance	4.39%	4.31%	1.64%	1.75%	1.74%	2.22%
Tax services	1.53%	0.06%	0.06%	59.67%	22.22%	1.62%
Warehouse finance	0.10%	0.10%	0.10%	0.10%	0.10%	0.10%
National Lending	1.89%	1.86%	1.20%	1.68%	1.92%	0.90%
Community Banking	4.01%	3.37%	4.59%	2.55%	1.49%	0.68%
Total loans and leases	2.10%	2.08%	1.70%	1.88%	1.81%	0.84%

(1) Represents the Company's allowance coverage ratio upon the adoption of the Accounting Standards Update 2016-13 using September 30, 2020 loan and lease and allowance balances plus the CECL allowance adjustment.

Management closely monitors economic developments and considers these factors when assessing the appropriateness of its ACL. The Company continued to assess each of its loan and lease portfolios during the fiscal 2021 first quarter. The increase from September 30, 2020 to December 31, 2020 was primarily due to the adoption of ASU 2016-13 on October 1, 2020. The increase in the tax services coverage rates were driven by typical seasonal activity. The Company expects to continue to diligently monitor the ACL and adjust as necessary in future periods to maintain an appropriate and supportable level.

Management believes that, based on a detailed review of the loan and lease portfolio, historic loan and lease losses, current economic conditions, the size of the loan and lease portfolio and other factors, the level of the ACL at December 31, 2020 reflected an appropriate allowance against inherent credit losses from the lending portfolio. Although the Company maintains its ACL at a level it considers to be appropriate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan and lease losses will not be required in future periods. In addition, the Company’s determination of the ACL is subject to review by the OCC, which can require the establishment of additional general or specific allowances.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within these financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Management has identified its critical accounting policies, which are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations, and include those for the ACL, goodwill and identifiable intangible assets. These policies involve complex and subjective decisions and assessments. Some of these estimates may be uncertain at the time they are made, could change from period to period, and could have a material impact on the financial statements. A discussion of the Company’s critical accounting policies and estimates can be found in the Company's Annual Report on Form 10-K for the year ended September 30, 2020. There were no significant changes to these critical accounting policies and estimates during the first three months of fiscal 2021.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, derived principally through its payments divisions, borrowings, principal and interest payments on loans and mortgage-backed securities, and maturing investment securities. In addition, the Company utilizes wholesale deposit sources to provide temporary funding when necessary or when favorable terms are available. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are influenced by the level of interest rates, general economic conditions and competition. The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses. At December 31, 2020, the Company had commitments to originate and purchase loans and unused lines of credit totaling $1.35 billion. The Company believes that loan repayments and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined). At December 31, 2020, both the Bank and the Company exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements. The Company and the Bank took the accumulated other comprehensive income (“AOCI”) opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.

The tables below include certain non-GAAP financial measures that are used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies. Management reviews these measures along with other measures of capital as part of its financial analysis.

			Minimum to be	Minimum to be
			Adequately	Well Capitalized
			Capitalized Under	Under Prompt
			Prompt Corrective	Corrective Action
At December 31, 2020	Company	Bank	Action Provisions	Provisions
Tier 1 leverage capital ratio	7.39%	8.60%	4.00%	5.00%
Common equity Tier 1 capital ratio	10.72	12.87	4.50	6.50
Tier 1 capital ratio	11.07	12.89	6.00	8.00
Total capital ratio	14.14	14.14	8.00	10.00

The following table provides certain non-GAAP financial measures used to compute certain of the ratios included in the table above, as well as a reconciliation of such non-GAAP financial measures to the most directly comparable financial measure in accordance with GAAP:

(Dollars in Thousands)	Standardized Approach(1) December 31, 2020
Total stockholders' equity	$813,210
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	301,999
LESS: Certain other intangible assets	39,403
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	24,105
LESS: Net unrealized gains on available-for-sale securities	19,894
LESS: Noncontrolling interest	1,536
ADD: Adoption of Accounting Standards Update 2016-13	10,439
Common Equity Tier 1 Capital (1)	436,712
Long-term borrowings and other instruments qualifying as Tier 1	13,661
Tier 1 minority interest not included in common equity tier 1 capital	749
Total Tier 1 Capital	451,122
Allowance for loan and lease losses	51,070
Subordinated debentures (net of issuance costs)	73,850
Total Capital	$576,042
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

(Dollars in Thousands)	December 31, 2020
Total Stockholders' Equity	$813,210
LESS: Goodwill	309,505
LESS: Intangible assets	39,660
Tangible common equity	464,045
LESS: AOCI	20,119
Tangible common equity excluding AOCI	$443,926

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

CONTRACTUAL OBLIGATIONS

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations" in the Company’s Annual Report on Form 10-K for its fiscal year ended September 30, 2020 for a summary of our contractual obligations as of September 30, 2020. There were no material changes outside the ordinary course of our business in contractual obligations from September 30, 2020 through December 31, 2020.

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

For discussion of the Company’s off-balance sheet financing arrangements at December 31, 2020, see Note 15 to our Condensed Consolidated Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q. Depending on the extent to which the commitments or contingencies described in Note 15 occur, the effect on the Company’s capital and net income could be significant.

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

The Company was within Board approved policy limits for all interest rate scenarios using the snapshot as of December 31, 2020. The following table shows the results of the scenarios as of December 31, 2020:

Net Sensitive Earnings at Risk
		Change in Interest Income/Expense for a given change in interest rates
		Over / (Under) Base Case Parallel Shift
(Dollars in Thousands)	Book Value	-100	Base	100	200	300	400
Total interest-sensitive income	6,438,633	248,670	257,579	292,907	328,098	364,143	400,195
Total interest-sensitive expense	635,443	1,163	1,459	3,735	6,021	8,335	10,687
Net interest-sensitive income	5,803,190	247,507	256,120	289,172	322,077	355,808	389,508

Percentage change from base	—	-3.4%	—%	12.9%	25.8%	38.9%	52.1%
Board policy limits	—	-8.0%	—%	-8.0%	-10.0%	-15.0%	-20.0%

The EAR analysis reported at December 31, 2020, shows that Total Interest Sensitive Income will change more rapidly than Total Interest Sensitive Expense over the next year. IRR is a snapshot in time. The Company’s business and deposits are predictably cyclical on a weekly, monthly and yearly basis. The Company’s static IRR results could vary depending on which day of the week and timing in relation to certain payrolls, as well as time of the month in regard to early funding of certain programs, when this snapshot is taken. The Company’s overnight federal funds purchased fluctuates on a predictable daily and monthly basis due to fluctuations in a portion of its noninterest-bearing deposit base, primarily related to payroll processing and timing of when certain programs are prefunded and when the funds are received.
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

The Company was within Board policy limits for all scenarios. The following table shows the results of the scenarios as December 31, 2020:

Economic Value Sensitivity
	Standard (Parallel Shift)
	Economic Value of Equity at Risk%
	-100	100	200	300	400
Percentage change from base	-15.5%	14.8%	26.4%	36.1%	44.6%
Board policy limits	-10.0%	-10.0%	-20.0%	-25.0%	-35.0%

The EVE at risk reported at December 31, 2020 shows that the economic value of equity position will be more sensitive to changes in interest rates due to the large amount of noninterest-bearing funding.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management evaluated the Company's disclosure controls and procedures. The evaluation was performed under the direction of the Company's Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of December 31, 2020, of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2020, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Based on this evaluation, management concluded that, as of the end of the period covered by this report, there were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the fiscal first quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting except as set forth above.

META FINANCIAL GROUP, INC.
PART II - OTHER INFORMATION

FORM 10-Q

Item 1. Legal Proceedings

See “Legal Proceedings” under Note 15 to the "Notes to Condensed Consolidated Financial Statements" which is incorporated herein by reference.

Item 1A. Risk Factors

A description of our risk factors can be found in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. There were no material changes to those risk factors during the three months ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities.

Meta's Board of Directors authorized a 7,500,000 share repurchase program on November 20, 2019 that is scheduled to expire on December 31, 2022. The share repurchase program became effective on November 21, 2019. The Company suspended its share repurchase activity in March 2020 and resumed repurchase activity during September 2020. The table below sets forth information regarding repurchases of our common stock during the fiscal 2020 first quarter.

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 1 to 31	921,641	$23.29	850,000	3,299,631
November 1 to 30	410,960	34.12	403,500	2,896,131
December 1 to 31	610,974	34.68	610,974	2,285,157
Total	1,943,575		1,864,474
(1) All shares in these columns reflect shares acquired in satisfaction of the tax withholding obligations of holders of restricted stock unit awards, which vested during the quarter.
(2) The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Employment Agreement, effective as of October 1, 2020, among MetaBank, Meta Financial Group, Inc. and Bradley C. Hanson, filed on November 30, 2020 as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K and incorporated herein by reference.

10.2	Employment Agreement, effective as of October 1, 2020, among MetaBank, Meta Financial Group, Inc. and Glen W. Herrick, filed on November 30, 2020 as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K and incorporated herein by reference.

10.3	Independent Contractor Agreement, effective as of December 14, 2020, by MetaBank NA and Michael Goik, filed on December 17, 2020 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K and incorporated herein by reference.

31.1	Section 302 certification of Chief Executive Officer.

31.2	Section 302 certification of Chief Financial Officer.

32.1	Section 906 certification of Chief Executive Officer.

32.2	Section 906 certification of Chief Financial Officer.

101	Interactive Data Files (formatted in iXBRL) pursuant to Rule 405 of Regulation S-T.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).

META FINANCIAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

META FINANCIAL GROUP, INC.

Date: February 8, 2021	By:	/s/ Bradley C. Hanson
Bradley C. Hanson,
President, Chief Executive Officer and Director

Date: February 8, 2021	By:	/s/ Glen W. Herrick
Glen W. Herrick, Executive Vice President
and Chief Financial Officer