Form 10-Q
period 2021-03-31
META FINANCIAL GROUP INC
filed 2021-05-06
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at May 3, 2021:
Common Stock, $.01 par value	31,925,179	Shares
Nonvoting Common Stock, $.01 par value	0	Nonvoting shares

META FINANCIAL GROUP, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

(Dollars in Thousands, Except Share and Per Share Data)	March 31, 2021	September 30, 2020
ASSETS	(Unaudited)	(Audited)
Cash and cash equivalents	$3,724,242	$427,367
Investment securities available for sale, at fair value	921,947	814,495
Mortgage-backed securities available for sale, at fair value	558,833	453,607
Investment securities held to maturity, at cost	67,709	87,183
Mortgage-backed securities held to maturity, at cost	4,403	5,427
Loans held for sale	67,635	183,577
Loans and leases	3,657,531	3,322,765
Allowance for credit losses	(98,892)	(56,188)
Federal Reserve Bank and Federal Home Loan Bank stocks, at cost	28,433	27,138
Accrued interest receivable	17,429	16,628
Premises, furniture, and equipment, net	41,510	41,608
Rental equipment, net	211,397	205,964
Bank-owned life insurance	93,542	92,315
Foreclosed real estate and repossessed assets. net	1,483	9,957
Goodwill	309,505	309,505
Intangible assets	36,903	41,692
Prepaid assets	10,201	8,328
Deferred taxes, net	25,435	17,723
Other assets	110,877	82,983

Total assets	$9,790,123	$6,092,074

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing checking	7,928,235	4,356,630
Interest-bearing checking	416,164	157,571
Savings deposits	126,834	47,866
Money market deposits	55,045	48,494
Time certificates of deposit	12,614	20,223
Wholesale deposits	103,521	348,416
Total deposits	8,642,413	4,979,200
Short-term borrowings	—	—
Long-term borrowings	95,336	98,224
Accrued interest payable	679	1,923
Accrued expenses and other liabilities	216,437	165,419
Total liabilities	8,954,865	5,244,766

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued and no shares outstanding at March 31, 2021 and September 30, 2020, respectively	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 32,128,403 and 34,479,164 shares issued, 31,926,008 and 34,360,890 shares outstanding at March 31, 2021 and September 30, 2020, respectively	319	344
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at March 31, 2021 and September 30, 2020, respectively	—	—
Additional paid-in capital	601,222	594,569
Retained earnings	225,471	234,927
Accumulated other comprehensive income	12,809	17,542
Treasury stock, at cost, 202,395 and 118,274 common shares at March 31, 2021 and September 30, 2020, respectively	(5,655)	(3,677)
Total equity attributable to parent	834,166	843,705
Noncontrolling interest	1,092	3,603
Total stockholders’ equity	835,258	847,308

Total liabilities and stockholders’ equity	$9,790,123	$6,092,074
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands, Except Share and Per Share Data)	2021	2020	2021	2020
Interest and dividend income:
Loans and leases, including fees	$68,472	$70,493	$130,128	$139,195
Mortgage-backed securities	2,608	2,493	4,730	4,882
Other investments	4,589	6,417	8,956	12,952
	75,669	79,403	143,814	157,029
Interest expense:
Deposits	445	8,242	1,241	17,583
FHLB advances and other borrowings	1,374	3,424	2,724	7,058
	1,819	11,666	3,965	24,641

Net interest income	73,850	67,737	139,849	132,388

Provision for credit losses	30,290	37,296	36,379	40,703

Net interest income after provision for credit losses	43,560	30,441	103,470	91,685

Noninterest income:
Refund transfer product fees	22,680	28,939	23,327	29,131
Tax advance product fees	44,562	29,536	46,522	31,812
Payment card and deposit fees	29,875	23,156	52,439	44,655
Other bank and deposit fees	133	381	370	868
Rental income	9,846	11,100	19,731	23,451
Net gain realized on investment securities	6	—	6	—
Gain on divestitures	—	19,275	—	19,275
Gain (loss) on sale of other	2,133	2,325	4,981	(244)
Other income	4,218	5,801	11,532	9,047
Total noninterest income	113,453	120,513	158,908	157,995

Noninterest expense:
Compensation and benefits	43,932	34,260	76,263	68,529
Refund transfer product expense	6,146	7,449	6,207	7,621
Tax advance product expense	2,189	1,698	2,559	2,830
Card processing	7,212	6,696	13,329	12,303
Occupancy and equipment expense	6,748	7,013	13,636	13,668
Operating lease equipment depreciation	7,419	8,421	15,000	16,701
Legal and consulting	6,045	5,909	11,292	10,583
Intangible amortization	2,757	3,402	4,770	6,077
Impairment expense	554	507	1,713	750
Other expense	12,969	16,374	23,777	28,464
Total noninterest expense	95,971	91,729	168,546	167,526

Income before income tax expense	61,042	59,225	93,832	82,154

Income tax expense	1,133	5,617	4,665	6,297

Net income before noncontrolling interest	59,909	53,608	89,167	75,857
Net income attributable to noncontrolling interest	843	1,304	2,064	2,485
Net income attributable to parent	$59,066	$52,304	$87,103	$73,372

Earnings per common share
Basic	$1.84	$1.45	$2.66	$2.00
Diluted	$1.84	$1.45	$2.65	$2.00
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands)	2021	2020	2021	2020
Net income before noncontrolling interest	$59,909	$53,608	$89,167	$75,857

Other comprehensive income (loss):
Change in net unrealized (loss) on debt securities	(9,923)	(2,079)	(7,077)	(5,492)
Net (gain) realized on investment securities	(6)	—	(6)	—
	(9,929)	(2,079)	(7,083)	(5,492)
Unrealized gain (loss) on currency translation	126	(680)	571	(564)
Deferred income tax effect	(2,493)	(518)	(1,779)	(1,371)
Total other comprehensive (loss)	(7,310)	(2,241)	(4,733)	(4,685)
Total comprehensive income	52,599	51,367	84,434	71,172
Total comprehensive income attributable to noncontrolling interest	843	1,304	2,064	2,485
Comprehensive income attributable to parent	$51,756	$50,063	$82,370	$68,687
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)	Meta Financial Group, Inc. Stockholders' Equity
Three Months Ended March 31, 2021	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Meta Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2020	$326	$598,669	$198,000	$20,119	$(5,440)	$811,674	$1,536	$813,210
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,595)	—	—	(1,595)	—	(1,595)
Shares repurchased	(7)	7	(30,000)	—	(215)	(30,215)	—	(30,215)
Stock compensation	—	2,546	—	—	—	2,546	—	2,546
Total other comprehensive (loss)	—	—	—	(7,310)	—	(7,310)	—	(7,310)
Net income	—	—	59,066	—	—	59,066	843	59,909
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(1,287)	(1,287)
Balance, March 31, 2021	$319	$601,222	$225,471	$12,809	$(5,655)	$834,166	$1,092	$835,258

Balance, December 31, 2019	$372	$587,678	$244,005	$3,895	$(3,187)	$832,763	$4,305	$837,068
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,783)	—	—	(1,783)	—	(1,783)
Issuance of common shares due to exercise of stock options	—	87	—	—	—	87	—	87
Shares repurchased	(26)	26	(82,499)	—	(210)	(82,709)	—	(82,709)
Stock compensation	—	2,891	—	—	—	2,891	—	2,891
Total other comprehensive (loss)	—	—	—	(2,241)	—	(2,241)	—	(2,241)
Net income	—	—	52,304	—	—	52,304	1,304	53,608
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(1,847)	(1,847)
Balance, March 31, 2020	$346	$590,682	$212,027	$1,654	$(3,397)	$801,312	$3,762	$805,074

(Dollars in Thousands, Except Share and Per Share Data)	Meta Financial Group, Inc. Stockholders' Equity
Six Months Ended March 31, 2021	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Meta Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance, September 30, 2020	$344	$594,569	$234,927	$17,542	$(3,677)	$843,705	$3,603	$847,308
Adoption of Accounting Standards Update 2016-13, net of income taxes	—	—	(8,351)	—	—	(8,351)	(2,452)	(10,803)
Cash dividends declared on common stock ($0.10 per share)	—	—	(3,209)	—	—	(3,209)	—	(3,209)
Issuance of common shares due to ESOP	2	3,034	—	—	—	3,036	—	3,036
Shares repurchased	(27)	27	(84,999)	—	(1,978)	(86,977)	—	(86,977)
Stock compensation	—	3,592	—	—	—	3,592	—	3,592
Total other comprehensive (loss)	—	—	—	(4,733)	—	(4,733)	—	(4,733)
Net income	—	—	87,103	—	—	87,103	2,064	89,167
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(2,123)	(2,123)
Balance, March 31, 2021	$319	$601,222	$225,471	$12,809	$(5,655)	$834,166	$1,092	$835,258

Six Months Ended March 31, 2020
Balance, September 30, 2019	$378	$580,826	$252,813	$6,339	$(445)	$839,911	$4,047	$843,958
Cash dividends declared on common stock ($0.10 per share)	—	—	(3,653)	—	—	(3,653)	—	(3,653)
Issuance of common shares due to exercise of stock options	—	205	—	—	—	205	—	205
Issuance of common shares due to restricted stock	2	—	—	—	—	2	—	2
Issuance of common shares due to ESOP	1	3,219	—	—	—	3,220	—	3,220
Shares repurchased	(35)	35	(110,505)	—	(2,952)	(113,457)	—	(113,457)
Stock compensation	—	6,397	—	—	—	6,397	—	6,397
Total other comprehensive (loss)	—	—	—	(4,685)	—	(4,685)	—	(4,685)
Net income	—	—	73,372	—	—	73,372	2,485	75,857
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(2,770)	(2,770)
Balance, March 31, 2020	$346	$590,682	$212,027	$1,654	$(3,397)	$801,312	$3,762	$805,074
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
(Dollars in Thousands)	2021	2020
Cash flows from operating activities:
Net income before noncontrolling interest	$89,167	$75,857
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	28,414	33,713
Stock compensation	3,592	6,397
Provision (recovery):
Credit losses	36,379	40,703
Deferred taxes	(5,933)	(633)
Loans held for sale:
Originations	(361,722)	(32,234)
Proceeds from sales	575,931	160,290
Net change	5,500	17,860
Fair value adjustment of foreclosed real estate	466	104
Net realized (gain) loss:
Other assets	—	361
Divestitures	—	(19,275)
Foreclosed real estate and repossessed assets	(4)	5,039
Securities available for sale, net	(6)	—
Loans held for sale	(4,610)	(3,265)
Leases receivable and equipment	(360)	(1,893)
Net change:
Other assets	(28,635)	(4,588)
Deposits held for sale	—	1,535
Accrued interest payable	(1,244)	(5,807)
Accrued expenses and other liabilities	51,018	(10,470)
Accrued interest receivable	(801)	2,325
Change in bank-owned life insurance value	(1,227)	(1,254)
Impairment on assets held for sale	—	242
Net cash provided by operating activities	385,925	265,007

Cash flows from investing activities:
Securities available for sale:
Purchases	(411,458)	(40,686)
Proceeds from sales	50,468	—
Proceeds from maturities and principal repayments	137,635	106,049
Securities held to maturity:
Proceeds from maturities and principal repayments	19,536	18,897
Loans and leases:
Purchases	(99,083)	(117,677)
Proceeds from sales	12,005	3,099
Net change	(353,781)	(130,037)
Proceeds from sales of foreclosed real estate and repossessed assets	8,021	23,085
Federal Reserve Bank and Federal Home Loan Bank stock:
Purchases	(1,295)	(421,068)
Redemption	—	422,040
Rental equipment:
Purchases	(26,212)	(22,675)
Proceeds from sales	7,830	10,508
Net change	—	3,131
Premises, furniture, and equipment:
Purchases	(4,254)	(4,817)
Proceeds from divestitures	—	3,498
Net cash (used in) investing activities	(660,588)	(146,653)

Cash flows from financing activities:
Net change:
Checking, savings, and money market deposits	3,915,717	746,382
Time certificates of deposit	(7,609)	(83,793)
Wholesale deposits	(244,895)	(748,258)

FHLB and other borrowings	—	100,000
Federal funds	—	(25,000)
Securities sold under agreements to repurchase	—	(4,019)
Distribution to noncontrolling interests	(2,123)	(2,770)
Proceeds from other liabilities	—	1,633
Principal payments:
Other liabilities	(2,957)	(4,372)
Capital lease obligations	(16)	(1,722)
Cash dividends paid	(3,209)	(3,653)
Issuance of common stock due to ESOP	3,036	3,220
Issuance of common stock due to restricted stock	—	2
Proceeds from exercise of stock options and issuance of common stock	—	205
Shares repurchased	(86,977)	(113,457)
Net cash provided by (used in) financing activities	3,570,967	(135,602)

Effect of exchange rate changes on cash	571	(564)

Net change in cash and cash equivalents	3,296,875	(17,812)

Cash and cash equivalents at beginning of fiscal year	427,367	126,545
Cash and cash equivalents at end of fiscal period	$3,724,242	$108,733

	Six Months Ended March 31,
(Dollars in Thousands)	2021	2020
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$3,063	$17,473
Income taxes	3,176	5,148
Franchise taxes	100	131
Other taxes	591	415

Supplemental schedule of non-cash investing activities
Transfers
Loans and leases to foreclosed real estate and repossessed assets	9	5,983
Loans and leases to rental equipment	2,378	430
Rental equipment to loan and leases	62	605
Loans and leases to held for sale	99,922	277,016
Other assets to held for sale	—	7,858
Deposits to held for sale	—	288,975
Recognition of operating lease ROU assets, net of remeasurements	12,681	27,019
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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three and six months ended March 31, 2021 are not necessarily indicative of the results expected for the fiscal year ending September 30, 2021.

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

Allowance for Credit Losses ("ACL"). The ACL represents management’s estimate of current credit losses expected to be incurred by the loan and lease portfolio over the life of each financial asset as of the balance sheet date. The Company individually evaluates loans and leases that do not share similar risk characteristics with other financial assets for impairment, which generally means loans and leases identified as troubled debt restructurings or loans and leases on nonaccrual status. All other loans and leases are evaluated collectively for impairment. A reserve for unfunded credit commitments such as letters of credit and binding unfunded loan commitments is recorded in other liabilities on the Condensed Consolidated Statements of Financial Condition.

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

Securities Impairment. The Company evaluates investment securities held-to-maturity for credit losses on a quarterly basis and records any such losses as a component of provision for credit losses in the Condensed Consolidated Statements of Operations. The Company has concluded that its portfolio as of March 31, 2021 has a zero risk of credit loss due to the U.S. Government financial guarantees underlying the securities within the held-to-maturity portfolio and as a result has not recorded an allowance for credit loss.

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

NOTE 3. SIGNIFICANT EVENTS

COVID-19 Pandemic

The COVID-19 pandemic began impacting the U.S. and global economies in the first calendar quarter of 2020. Since the onset of this pandemic, macroeconomic conditions and markets have significantly deteriorated. In response to the impacts of COVID-19, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") on March 27, 2020. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. In addition to the CARES Act, the U.S. federal government enacted the Consolidated Appropriations Act of 2021 ("CAA") on December 27, 2020 and the American Rescue Plan Act of 2021 ("ARP Act") on March 11, 2021, which provide additional COVID-19 relief to American families and business.

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

In response to the COVID-19 pandemic impact on customers, the Company is engaging in more frequent communication with borrowers to better understand their situation and challenges and has been offering credit-worthy borrowers experiencing temporary hardship certain loan and lease modifications ("COVID modifications"), such as payment deferrals, as a result of interagency guidance issued on March 22, 2020 encouraging companies to work with customers impacted by COVID-19. The Company elected to treat COVID modifications on leases as part of the enforceable rights and obligations of the parties under the existing lease contract, resulting in these payment deferrals being treated as variable lease payments under the existing lease versus lease modifications. Additionally, for COVID modifications on loans, the Company adjusted its effective interest rate to reflect the payment deferral modification and continued accruing interest during this period. Short-term modifications made on a good faith basis in response to COVID-19 borrowers whose payments were current prior to any relief, are not to be considered troubled debt restructurings, and will not be considered delinquent so long as they meet their revised obligations under the modification agreement.

The table below presents the outstanding balances of active COVID-19 related modifications.

	As of the Period Ended
(Dollars in Thousands)	March 31, 2021	December 31, 2020	September 30, 2020
National Lending
Term lending	$5,460	$18,321	$26,559
Asset based lending	—	1,124	7,924
Factoring	—	—	18,434
Lease financing	379	1,637	5,896
Insurance premium finance	—	—	230
SBA/USDA	—	—	7,724
Other commercial finance	—	—	69
Commercial finance	5,839	21,082	66,836
Consumer credit products	301	1,210	1,574
Other consumer finance	1,627	2,682	4,223
Consumer finance	1,928	3,892	5,797
Total National Lending	7,767	24,974	72,633
Community Banking
Commercial real estate and operating	58,707	60,319	120,695
Total Community Banking	58,707	60,319	120,695
Total loans and leases	66,474	85,293	193,328
Total COVID-19 related modifications	$66,474	$85,293	$193,328

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

The Company entered a servicing agreement with Central Bank for the retained Community Bank loan portfolio that became effective on the Closing Date. The Company recognized $1.6 million and $0.3 million in servicing fee expense during the six months ended March 31, 2021 and 2020, respectively, and $3.5 million for the fiscal year ended September 30, 2020.

Since the Closing Date, the Company has entered into subsequent loan portfolio sale agreements with Central Bank. The Company sold additional loans from the retained Community Bank portfolio in the amount of $103.2 million and none in the three months ended March 31, 2021 and 2020, respectively, and $233.0 million and none for the six months ended March 31, 2021 and 2020, respectively. The sales did not result in any significant gains or losses to the Condensed Consolidated Statements of Operations.

NOTE 5. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale ("AFS") and held to maturity ("HTM") debt securities are presented below.

	Securities Available For Sale
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At March 31, 2021
Debt securities AFS
SBA securities	$166,348	$3,846	$(188)	$170,006
Obligations of states and political subdivisions	2,807	10	(1)	2,816
Non-bank qualified obligations of states and political subdivisions	288,119	8,285	(682)	295,722
Asset-backed securities	453,686	2,726	(3,009)	453,403
Mortgage-backed securities	553,184	11,613	(5,964)	558,833
Total debt securities AFS	$1,464,144	$26,480	$(9,844)	$1,480,780
At September 30, 2020
Debt securities AFS
SBA securities	$159,722	$5,391	$(158)	$164,955
Obligations of states and political subdivisions	825	16	—	841
Non-bank qualified obligations of states and political subdivisions	314,819	8,978	(23)	323,774
Asset-backed securities	329,139	2,015	(6,229)	324,925
Mortgage-backed securities	439,879	14,567	(839)	453,607
Total debt securities AFS	$1,244,384	$30,967	$(7,249)	$1,268,102

	Securities Held To Maturity
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At March 31, 2021
Debt securities HTM
Non-bank qualified obligations of states and political subdivisions	$67,709	$1,083	$—	$68,792
Mortgage-backed securities	4,403	99	—	4,502
Total debt securities HTM	$72,112	$1,182	$—	$73,294
At September 30, 2020
Debt securities HTM
Non-bank qualified obligations of states and political subdivisions	$87,183	$1,040	$(29)	$88,194
Mortgage-backed securities	5,427	124	—	5,551
Total debt securities HTM	$92,610	$1,164	$(29)	$93,745

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in Thousands)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
At March 31, 2021
Debt securities AFS
SBA securities	$25,310	$(24)	$31,825	$(164)	$57,135	$(188)
Obligations of state and political subdivisions	1,980	(1)	—	—	1,980	(1)
Non-bank qualified obligations of states and political subdivisions	53,328	(682)	—	—	53,328	(682)
Asset-backed securities	75,473	(782)	189,365	(2,227)	264,838	(3,009)
Mortgage-backed securities	291,358	(5,088)	35,484	(876)	326,842	(5,964)
Total debt securities AFS	$447,449	$(6,577)	$256,674	$(3,267)	$704,123	$(9,844)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in Thousands)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
At September 30, 2020
Debt securities AFS
SBA securities	$32,257	$(102)	$9,875	$(56)	$42,132	$(158)
Non-bank qualified obligations of states and political subdivisions	6,265	(6)	3,103	(17)	9,368	(23)
Asset-backed securities	106,474	(1,089)	178,686	(5,140)	285,160	(6,229)
Mortgage-backed securities	138,338	(839)	—	—	138,338	(839)
Total debt securities AFS	$283,334	$(2,036)	$191,664	$(5,213)	$474,998	$(7,249)

There were no debt securities HTM with a continuous loss position at March 31, 2021.

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in Thousands)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
At September 30, 2020
Debt securities HTM
Non-bank qualified obligations of states and political subdivisions	$7,397	$(9)	$3,637	$(20)	$11,034	$(29)
Total debt securities HTM	$7,397	$(9)	$3,637	$(20)	$11,034	$(29)

The adoption of CECL was inconsequential to debt securities AFS. At March 31, 2021, there were no ACL for debt securities AFS. At March 31, 2021, there were 49 securities AFS in an unrealized loss position. Management assessed each investment security with unrealized losses for credit impairment and determined substantially all unrealized losses on these securities were due to credit spreads and interest rates versus credit impairment. As part of that assessment, management evaluated and concluded that it is more-likely-than-not that the Company will not be required and does not intend to sell any of the securities prior to recovery of the amortized cost.

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

	At March 31, 2021		At September 30, 2020
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities AFS at Fair Value
Due in one year or less	$245	$247	$1,385	$1,398
Due after one year through five years	17,621	18,199	20,805	21,769
Due after five years through ten years	51,152	52,585	32,441	34,025
Due after ten years	841,942	850,916	749,874	757,303
	910,960	921,947	804,505	814,495
Mortgage-backed securities	553,184	558,833	439,879	453,607
Total securities AFS, at fair value	$1,464,144	$1,480,780	$1,244,384	$1,268,102

	At March 31, 2021		At September 30, 2020
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities HTM at Fair Value
Due after ten years	$67,709	$68,792	$87,183	$88,194
	67,709	68,792	87,183	88,194
Mortgage-backed securities	4,403	4,502	5,427	5,551
Total securities HTM, at cost	$72,112	$73,294	$92,610	$93,745

Other investments, at cost, include equity securities without a readily determinable fair value, which are included in other assets on the Condensed Consolidated Statements of Financial Condition, and shares of stock in the Federal Reserve Bank (the "FRB") of Minneapolis and the FHLB of Des Moines.

Equity Securities
Equity securities without a readily determinable fair value totaled $13.7 million at March 31, 2021 and $11.0 million at September 30, 2020.

FRB Stock
The Bank is required by federal law to subscribe to capital stock (divided into shares of $100 each) as a member of the FRB of Minneapolis with an amount equal to six per centum of the paid-up capital stock and surplus. One-half of the subscription is paid at time of application, and one-half is subject to call of the Board of Governors of the Federal Reserve System. FRB of Minneapolis stock held by the Bank totaled $19.7 million at March 31, 2021 and September 30, 2020. These equity securities are 'restricted' in that they can only be owned by member banks.

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

The FHLB stock is carried at cost since it is generally redeemable at par value. The carrying value of the stock held at the FHLB was $8.8 million and $7.5 million at March 31, 2021 and September 30, 2020, respectively.

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

Equity Security Impairment
For investments held at cost, impairment is evaluated on at least an annual basis on the recoverability of the par value. All other equity investments, including those under the equity method, are reviewed for other-than-temporary impairment on at least a quarterly basis. The Company recognized $1.5 million in impairment recognized for such investments for the six months ended March 31, 2021.

NOTE 6. LOANS AND LEASES, NET

Loans and leases consist of the following:

(Dollars in Thousands)	March 31, 2021	September 30, 2020
National Lending
Term lending	$891,414	$805,323
Asset based lending	248,735	182,419
Factoring	277,612	281,173
Lease financing	308,169	281,084
Insurance premium finance	344,841	337,940
SBA/USDA	331,917	318,387
Other commercial finance	103,234	101,658
Commercial finance	2,505,922	2,307,984
Consumer credit products	104,842	89,809
Other consumer finance	130,822	134,342
Consumer finance	235,664	224,151
Tax services	225,921	3,066
Warehouse finance	332,456	293,375
Total National Lending	3,299,963	2,828,576
Community Banking
Commercial real estate and operating	335,587	457,371
Consumer one-to-four family real estate and other	4,567	16,486
Agricultural real estate and operating	7,911	11,707
Total Community Banking	348,065	485,564
Total loans and leases	3,648,028	3,314,140
Net deferred loan origination costs (fees)	9,503	8,625
Total gross loans and leases	3,657,531	3,322,765
Allowance for credit losses	(98,892)	(56,188)
Total loans and leases, net	$3,558,639	$3,266,577

During the six months ended March 31, 2021, the Company transferred $99.9 million of Community Banking loans to held for sale. During the six months ended March 31, 2020, the Company transferred $277.0 million of Community Banking loans to held for sale.

During the six months ended March 31, 2021 and 2020, the Company originated $361.7 million of other consumer finance, SBA/USDA, and consumer credit product loans as held for sale and $32.2 million of SBA/USDA and consumer credit product loans as held for sale, respectively.

The Company sold held for sale loans resulting in proceeds of $476.0 million and gains on sale of $4.6 million during the six months ended March 31, 2021. The Company sold held for sale loans resulting in proceeds of $432.0 million and gains on sale of $6.2 million during the six months ended March 31, 2020.

Loans purchased and sold by portfolio segment, including participation interests, for the three and six months ended were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands)	2021	2020	2021	2020
Loans Purchased
Loans held for investment:
Total National Lending	$33,605	$89,424	$96,236	$103,888
Total Community Banking	548	9,440	2,847	13,789
Total purchases	$34,153	$98,864	$99,083	$117,677
Loans Sold
Loans held for sale:
Total National Lending	$24,382	$17,255	$346,246	$160,290
Total Community Banking	—	271,681	129,788	271,681
Loans held for investment:
Total Community Banking	—	—	—	3,099
Total sales	$24,382	$288,936	$476,034	$435,070

Leasing Portfolio. The net investment in direct financing and sales-type leases was comprised of the following:

(Dollars in Thousands)	March 31, 2021	September 30, 2020
Carrying amount	$327,238	$299,487
Unguaranteed residual assets	17,835	17,203
Unamortized initial direct costs	2,247	2,078
Unearned income	(36,904)	(35,606)
Total net investment in direct financing and sales-type leases	$310,416	$283,162

The carrying amount of direct financing and sales-type leases subject to residual value guarantees was $8.1 million at March 31, 2021.

The components of total lease income were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands)	2021	2020	2021	2020
Interest income - loans and leases
Interest income on net investments in direct financing and sales-type leases	$6,116	$4,375	$11,435	$8,462

Leasing and equipment finance noninterest income
Lease income from operating lease payments	9,735	11,263	19,776	22,466
Profit (loss) recorded on commencement date on sales-type leases	59	16	130	487
Other(1)	1,687	1,831	1,756	2,581
Total leasing and equipment finance noninterest income	11,481	13,110	21,662	25,534
Total lease income	$17,597	$17,485	$33,097	$33,996
(1) Other leasing and equipment finance noninterest income consists of gains (losses) on sales of leased equipment, fees and service charges on leases and gains (losses) on sales of leases.

Undiscounted future minimum lease payments receivable for direct financing and sales-type leases and a reconciliation to the carrying amount recorded were as follows:

(Dollars in Thousands)	March 31, 2021
Remaining in 2021	$63,369
2022	108,413
2023	79,701
2024	47,563
2025	20,468
Thereafter	7,724
Equipment under leases not yet commenced	—
Total undiscounted future minimum lease payments receivable for direct financing and sales-type leases	327,238
Third-party residual value guarantees	—
Total carrying amount of direct financing and sales-type lease	$327,238

The Company did not record any contingent rental income from direct financing and sales-type leases in the six months ended March 31, 2021.

The COVID-19 pandemic began impacting the U.S. and global economies in the first calendar quarter of 2020. Since the onset of this pandemic, macroeconomic conditions and markets have significantly deteriorated. Although the ultimate impact of this pandemic on the Company's loan and lease portfolio is difficult to predict, management continues to evaluate the loan and lease portfolio in order to assess the impact on repayment sources and underlying collateral that could result in additional losses and the impact to our customers and businesses as a result of COVID-19 and will refine our estimate as more information becomes available.

Effective October 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs on a modified retrospective basis. Financial information at and for the quarter ended March 31, 2021 is reflected as such. The historical information disclosed is in accordance with Topic 310.

Activity in the allowance for credit losses and balances of loans and leases by portfolio segment was as follows:

	Three Months Ended March 31, 2021
(Dollars in Thousands)	Beginning Balance	Provision (Recovery) for Credit Losses(2)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
National Lending
Term lending	$28,220	$1,396	$(2,477)	$176	$27,315
Asset based lending	1,809	539	(599)	—	1,749
Factoring	3,719	(545)	—	36	3,210
Lease financing	6,784	420	(471)	130	6,863
Insurance premium finance	1,285	103	(149)	87	1,326
SBA/USDA	3,164	136	—	—	3,300
Other commercial finance	479	62	—	—	541
Commercial finance	45,460	2,111	(3,696)	429	44,304
Consumer credit products	835	155	—	—	990
Other consumer finance	10,176	266	(419)	70	10,093
Consumer finance	11,011	421	(419)	70	11,083
Tax services	1,412	27,680	—	54	29,146
Warehouse finance	319	13	—	—	332
Total National Lending	58,202	30,225	(4,115)	553	84,865
Community Banking
Commercial real estate and operating	14,121	(22)	(134)	—	13,965
Consumer one-to-four family real estate and other	19	(2)	—	—	17
Agricultural real estate and operating	47	(2)	—	—	45
Total Community Banking	14,187	(26)	(134)	—	14,027
Total loans and leases	72,389	30,199	(4,249)	553	98,892
Unfunded commitments(1)	688	91	—	—	779
Total	$73,077	$30,290	$(4,249)	$553	$99,671

(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.
(2) As a result of the adoption of CECL, effective October 1, 2020, the provision for credit losses includes the provision for unfunded commitments that was previously included within other noninterest expense.

	Six Months Ended March 31, 2021
(Dollars in Thousands)	Beginning Balance	Impact of CECL Adoption	Provision (Recovery) for Credit Losses(2)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
National Lending
Term lending	$15,211	$9,999	$7,422	$(5,789)	$472	$27,315
Asset based lending	1,406	164	1,378	(1,199)	—	1,749
Factoring	3,027	987	(1,961)	(1)	1,158	3,210
Lease financing	7,023	(556)	1,532	(1,347)	211	6,863
Insurance premium finance	2,129	(965)	591	(805)	376	1,326
SBA/USDA	940	2,720	(361)	—	1	3,300
Other commercial finance	182	364	(5)	—	—	541
Commercial finance	29,918	12,713	8,596	(9,141)	2,218	44,304
Consumer credit products	845	—	145	—	—	990
Other consumer finance	2,821	5,998	1,748	(637)	163	10,093
Consumer finance	3,666	5,998	1,893	(637)	163	11,083
Tax services	2	—	28,134	—	1,010	29,146
Warehouse finance	294	(1)	39	—	—	332
Total National Lending	33,880	18,710	38,662	(9,778)	3,391	84,865
Community Banking
Commercial real estate and operating	21,867	(5,616)	(2,141)	(145)	—	13,965
Consumer one-to-four family real estate and other	298	(247)	(34)	—	—	17
Agricultural real estate and operating	143	(74)	(24)	—	—	45
Total Community Banking	22,308	(5,937)	(2,199)	(145)	—	14,027
Total loans and leases	56,188	12,773	36,463	(9,923)	3,391	98,892
Unfunded commitments(1)	32	831	(84)	—	—	779
Total	$56,220	$13,604	$36,379	$(9,923)	$3,391	$99,671
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.
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

The following table provide additional disclosures previously required by ASC Topic 310 related to the Company's September 30, 2020 balances.

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

Information on impaired loans and leases, all of which are deemed to be collateral dependent and are evaluated individually for the ACL was as follows:

(Dollars in Thousands)	March 31, 2021
National Lending
Term lending	$13,794
Asset based lending	373
Factoring	35
Lease financing	2,389
SBA/USDA	600
Commercial finance	17,191
Consumer credit products	2,097
Consumer finance	2,097
Total National Lending	19,288
Community Banking
Commercial real estate and operating	17,896
Consumer one-to-four family real estate and other	170
Agricultural real estate and operating	4,658
Total Community Banking	22,724
Total	$42,012

Information on impaired loans and leases as of September 30, 2020 was as follows:

(Dollars in Thousands)	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans and leases without a specific valuation allowance
National Lending
Term lending	$17,349	$18,823	$—
Asset based lending	3,914	3,914	—
Factoring	3,892	4,967	—
Lease financing	1,797	1,805	—
SBA/USDA	1,436	2,263	—
Commercial finance	28,388	31,772	—
Other consumer finance	1,987	2,104	—
Consumer finance	1,987	2,104	—
Total National Lending	30,375	33,876	—
Community Banking
Consumer one-to-four family real estate and other	104	104	—
Agricultural real estate and operating	6,421	6,421	—
Total Community Banking	6,525	6,525	—
Total	$36,900	$40,401	$—
Loans and leases with a specific valuation allowance
National Lending
Term lending	$8,736	$8,736	$3,155
Asset based lending	1,403	1,403	355
Factoring	1,179	1,191	274
Lease financing	2,900	2,900	1,194
Commercial finance	14,218	14,230	4,978
Total National Lending	14,218	14,230	4,978
Community Banking
Commercial real estate and operating	160	160	141
Total Community Banking Loans	160	160	141
Total	$14,378	$14,390	$5,119

In response to the ongoing COVID-19 pandemic, the Company allowed modifications, such as payment deferrals and temporary forbearances, to credit-worthy borrowers who are experiencing temporary hardship due to the effects of COVID-19. Accordingly, if all payments were less than 30 days past due prior to the onset of the pandemic effects, the loan or lease will not be reported as past due during the deferral or forbearance period. As of March 31, 2021, $66.5 million of loan and lease balances that were granted deferral payments by the Company were still in their deferment period due to performing borrowers experiencing temporary hardship from COVID-19. These modifications consisted solely of payment deferrals ranging from 30 days to six months. These modifications are in line with applicable regulatory guidelines and, therefore, they are not reported as troubled debt restructurings. Other than the loan modifications that are on nonaccrual status, the Company is accruing and recognizing interest income on these modifications during the payment deferral period. The Company continues to regularly assess the collectability of the income on these active deferral relationships and considers adjustments to the accruing status on an individual case basis.

The Company recognizes that concentrations of credit may naturally occur and may take the form of a large volume of related loans and leases to an individual, a specific industry, or a geographic location. Credit concentration is a direct, indirect, or contingent obligation that has a common bond where the aggregate exposure equals or exceeds a certain percentage of the Company’s Tier 1 Capital plus the allowable Allowance for Credit Losses.

Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the Bank's primary regulator, the Office of the Comptroller of the Currency (the “OCC”), to be of lesser quality as “substandard,” “doubtful” or “loss.”

The Company has various portfolios of consumer finance and tax services loans that present unique risks. Due to the unique risks associated with these portfolios, the Company monitors other credit quality indicators in their evaluation of the appropriateness of the allowance for credit losses on these portfolios, and as such, these loans are not included in the asset classification table below. The outstanding balances of consumer finance loans and tax services loans were $235.7 million and $225.9 million at March 31, 2021, respectively, and $224.2 million and $3.1 million at September 30, 2020, respectively. The amortized cost basis of loans and leases by asset classification and year of origination was as follows:

	Amortized Cost Basis
(Dollars in Thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
As of March 31, 2021	2021	2020	2019	2018	2017	Prior
Term lending
Pass	$200,824	$392,195	$123,457	$67,408	$5,541	$19,373	$—	$808,798
Watch	1,807	12,959	8,322	682	564	1,564	—	25,898
Special Mention	—	6,292	5,694	1,377	42	7,871	—	21,276
Substandard	—	4,745	23,344	4,520	142	770	—	33,521
Doubtful	58	919	601	343	—	—	—	1,921
Total	202,689	417,110	161,418	74,330	6,289	29,578	—	891,414
Asset based lending
Pass	—	—	—	—	—	—	166,247	166,247
Watch	—	—	—	—	—	—	61,887	61,887
Special Mention	—	—	—	—	—	—	16,854	16,854
Substandard	—	—	—	—	—	—	3,747	3,747
Total	—	—	—	—	—	—	248,735	248,735
Factoring
Pass	—	—	—	—	—	—	233,225	233,225
Watch	—	—	—	—	—	—	20,262	20,262
Special Mention	—	—	—	—	—	—	16,220	16,220
Substandard	—	—	—	—	—	—	7,905	7,905
Total	—	—	—	—	—	—	277,612	277,612
Lease financing
Pass	77,907	133,720	44,897	16,476	7,843	1,008	—	281,851
Watch	4,750	12,832	325	478	341	438	—	19,164
Special Mention	125	1,753	183	223	44	—	—	2,328
Substandard	—	304	3,241	887	3	—	—	4,435
Doubtful	—	118	273	—	—	—	—	391
Total	82,782	148,727	48,919	18,064	8,231	1,446	—	308,169
Insurance premium finance
Pass	292,948	50,092	23	—	—	—	—	343,063
Watch	35	301	—	—	—	—	—	336
Special Mention	1,236	107	—	—	—	—	—	1,343
Substandard	—	33	—	—	—	—	—	33
Doubtful	—	66	—	—	—	—	—	66
Total	294,219	50,599	23	—	—	—	—	344,841
SBA/USDA
Pass	97,498	155,760	24,689	22,832	9,093	7,384	—	317,256
Watch	—	6,782	643	449	1,379	952	—	10,205
Special Mention	—	—	—	1,814	—	69	—	1,883

Substandard	—	—	—	1,203	698	672	—	2,573
Total	97,498	162,542	25,332	26,298	11,170	9,077	—	331,917
Other commercial finance
Pass	—	20,603	9,259	6,305	3,801	60,162	—	100,130
Watch	642	—	—	—	857	1,327	—	2,826
Substandard	—	—	—	278	—	—	—	278
Total	642	20,603	9,259	6,583	4,658	61,489	—	103,234
Warehouse finance
Pass	—	—	—	—	—	—	332,456	332,456
Total	—	—	—	—	—	—	332,456	332,456
Total National Lending
Pass	669,178	752,369	202,325	113,022	26,278	87,926	731,928	2,583,026
Watch	7,233	32,873	9,291	1,608	3,142	4,282	82,149	140,578
Special Mention	1,361	8,153	5,876	3,414	86	7,940	33,074	59,904
Substandard	—	5,083	26,585	6,888	842	1,442	11,652	52,492
Doubtful	58	1,103	874	343	—	—	—	2,378
Total	677,830	799,581	244,951	125,275	30,348	101,590	858,803	2,838,378
Commercial real estate and operating
Pass	—	13,109	105,549	80,399	33,003	533	—	232,593
Watch	—	926	4,182	52,490	20,496	6,013	—	84,107
Special Mention	—	—	—	—	—	684	—	684
Substandard	—	300	700	16,897	—	306	—	18,203
Total	—	14,335	110,431	149,786	53,499	7,536	—	335,587
Consumer 1-4 family real estate and other
Pass	—	—	159	875	374	2,869	—	4,277
Substandard	—	—	110	—	41	139	—	290
Total	—	—	269	875	415	3,008	—	4,567
Agricultural real estate and other
Pass	—	—	85	108	—	2,586	—	2,779
Substandard	—	3,278	—	1,263	—	591	—	5,132
Total	—	3,278	85	1,371	—	3,177	—	7,911
Total Community Bank
Pass	—	13,109	105,793	81,382	33,377	5,988	—	239,649
Watch	—	926	4,182	52,490	20,496	6,013	—	84,107
Special Mention	—	—	—	—	—	684	—	684
Substandard	—	3,578	810	18,160	41	1,036	—	23,625
Total	—	17,613	110,785	152,032	53,914	13,721	—	348,065
Total Loans and Leases
Pass	669,178	765,478	308,118	194,404	59,655	93,914	731,928	2,822,675
Watch	7,233	33,799	13,473	54,098	23,638	10,295	82,149	224,685
Special Mention	1,361	8,153	5,876	3,414	86	8,624	33,074	60,588
Substandard	—	8,661	27,395	25,048	883	2,478	11,652	76,117
Doubtful	58	1,103	874	343	—	—	—	2,378
Total	$677,830	$817,194	$355,736	$277,307	$84,262	$115,311	$858,803	$3,186,443

The recorded investment of loans and leases by asset classification was as follows:

Asset Classification	Pass	Watch	Special Mention	Substandard	Doubtful	Total
As of September 30, 2020	(Dollars in Thousands)
National Lending
Term lending	$725,101	$29,637	$24,501	$21,249	$4,835	$805,323
Asset based lending	102,013	62,512	12,577	5,317	—	182,419
Factoring	217,245	45,200	13,657	5,071	—	281,173
Lease financing	264,700	8,879	2,808	4,148	549	281,084
Insurance premium finance	336,364	284	222	701	369	337,940
SBA/USDA	308,549	8,328	74	1,436	—	318,387
Other commercial finance	100,727	931	—	—	—	101,658
Commercial finance	2,054,699	155,771	53,839	37,922	5,753	2,307,984
Warehouse finance	293,375	—	—	—	—	293,375
Total National Lending	2,348,074	155,771	53,839	37,922	5,753	2,601,359
Community Banking
Commercial real estate and operating	336,236	98,295	4,049	18,211	580	457,371
Consumer one-to-four family real estate and other	15,648	41	609	188	—	16,486
Agricultural real estate and operating	1,526	—	4,930	5,251	—	11,707
Total Community Banking	353,410	98,336	9,588	23,650	580	485,564
Total loans and leases	$2,701,484	$254,107	$63,427	$61,572	$6,333	$3,086,923

Past due loans and leases were as follows:

	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in Thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Non-accrual balance	Total
As of March 31, 2021
Loans held for sale	$—	$—	$—	$—	$67,635	$67,635	$—	$—	$—

National Lending
Term lending	22,074	7,628	2,592	32,294	859,120	891,414	353	14,665	15,018
Asset based lending	13	—	—	13	248,722	248,735	—	382	382
Factoring	—	—	—	—	277,612	277,612	—	35	35
Lease financing	10,216	662	3,882	14,760	293,409	308,169	2,043	2,623	4,666
Insurance premium finance	1,290	440	2,414	4,144	340,697	344,841	2,414	—	2,414
SBA/USDA	—	—	600	600	331,317	331,917	—	600	600
Other commercial finance	1,082	—	—	1,082	102,152	103,234	—	—	—
Commercial finance	34,675	8,730	9,488	52,893	2,453,029	2,505,922	4,810	18,305	23,115
Consumer credit products	1,737	3,898	2,019	7,654	97,188	104,842	243	—	243
Other consumer finance	296	264	275	835	129,987	130,822	274	—	274
Consumer finance	2,033	4,162	2,294	8,489	227,175	235,664	517	—	517
Tax services	507	—	—	507	225,414	225,921	—	—	—
Warehouse finance	—	—	—	—	332,456	332,456	—	—	—
Total National Lending	37,215	12,892	11,782	61,889	3,238,074	3,299,963	5,327	18,305	23,632
Community Banking
Commercial real estate and operating	12	—	—	12	335,575	335,587	—	17,896	17,896
Consumer one-to-four family real estate and other	—	—	49	49	4,518	4,567	—	159	159
Agricultural real estate and operating	—	—	1,769	1,769	6,142	7,911	—	1,769	1,769
Total Community Banking	12	—	1,818	1,830	346,235	348,065	—	19,824	19,824
Total loans and leases held for investment	37,227	12,892	13,600	63,719	3,584,309	3,648,028	5,327	38,129	43,456

Total loans and leases	$37,227	$12,892	$13,600	$63,719	$3,651,944	$3,715,663	$5,327	$38,129	$43,456

	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in Thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Non-accrual balance	Total
As of September 30, 2020
Loans held for sale	$—	$—	$—	$—	$183,577	$183,577	$—	$—	$—

National Lending
Term lending	11,900	3,851	6,390	22,141	783,182	805,323	266	16,274	16,540
Asset based lending	17	—	—	17	182,402	182,419	—	—	—
Factoring	—	—	—	—	281,173	281,173	—	1,096	1,096
Lease financing	194	9,746	6,882	16,822	264,262	281,084	4,344	3,583	7,927
Insurance premium finance	1,227	748	2,364	4,339	333,601	337,940	2,364	—	2,364
SBA/USDA	—	—	1,027	1,027	317,360	318,387	427	600	1,027
Other commercial finance	—	—	—	—	101,658	101,658	—	—	—
Commercial finance	13,338	14,345	16,663	44,346	2,263,638	2,307,984	7,401	21,553	28,954
Consumer credit products	377	358	499	1,233	88,576	89,809	499	—	499
Other consumer finance	600	536	373	1,509	132,833	134,342	373	—	373
Consumer finance	977	894	872	2,743	221,408	224,151	872	—	872
Tax services	—	—	1,743	1,743	1,323	3,066	1,743	—	1,743
Warehouse finance	—	—	—	—	293,375	293,375	—	—	—
Total National Lending	14,315	15,239	19,278	48,832	2,779,744	2,828,576	10,016	21,553	31,569
Community Banking
Commercial real estate and operating	—	—	630	630	456,741	457,371	50	580	630
Consumer one-to-four family real estate and other	905	114	50	1,069	15,417	16,486	—	50	50
Agricultural real estate and operating	—	—	1,769	1,769	9,938	11,707	—	1,769	1,769
Total Community Banking	905	114	2,449	3,468	482,096	485,564	50	2,399	2,449
Total loans and leases held for investment	15,220	15,353	21,727	52,300	3,261,840	3,314,140	10,066	23,952	34,018

Total loans and leases	$15,220	$15,353	$21,727	$52,300	$3,445,417	$3,497,717	$10,066	$23,952	$34,018

Nonaccrual loans and leases by year of origination were as follows:

	Amortized Cost Basis
(Dollars in Thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual With No ACL
March 31, 2021	2021	2020	2019	2018	2017	Prior
National Lending
Term lending	$72	$2,746	$8,834	$2,426	$23	$564	$—	$14,665	$7,942
Asset based lending	—	—	—	—	—	—	382	382	9
Factoring	—	—	—	—	—	—	35	35	—
Lease financing	—	358	1,906	359	—	—	—	2,623	1,118
SBA/USDA	—	—	—	—	600	—	—	600	600
Commercial finance	72	3,104	10,740	2,785	623	564	417	18,305	9,669
Total National Lending	72	3,104	10,740	2,785	623	564	417	18,305	9,669
Community Banking
Commercial real estate and operating	—	300	700	16,896	—	—	—	17,896	—
Consumer one-to-four family real estate and other	—	—	110	—	41	8	—	159	159
Agricultural real estate and operating	—	—	—	1,263	—	506	—	1,769	1,769
Total Community Banking	—	300	810	18,159	41	514	—	19,824	1,928
Total nonaccrual loans and leases	$72	$3,404	$11,550	$20,944	$664	$1,078	$417	$38,129	$11,597

Loans and leases that are 90 days or more delinquent and accruing by year of origination were as follows:

	Amortized Cost Basis
(Dollars in Thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
March 31, 2021	2021	2020	2019	2018	2017	Prior
National Lending
Term lending	$—	$—	$—	$220	$112	$21	$—	$353
Lease financing	1,247	323	139	301	33	—	—	2,043
Insurance premium finance	1,313	1,101	—	—	—	—	—	2,414
Commercial finance	2,560	1,424	139	521	145	21	—	4,810
Other consumer finance	—	—	—	—	—	274	—	274
Consumer finance (1)	—	—	—	—	—	274	—	274
Total National Lending	2,560	1,424	139	521	145	295	—	5,084
Total 90 days or more delinquent and accruing	$2,560	$1,424	$139	$521	$145	$295	$—	$5,084
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

The following table provides the average recorded investment in non-accrual loans and leases:

	Average Recorded Investment
(Dollars in Thousands)	Three Months Ended March 31, 2021	Six Months Ended March 31, 2021
National Lending
Term lending	$12,729	$13,802
Asset based lending	572	823
Factoring	44	490
Lease financing	2,990	3,273
SBA/USDA	600	600
Commercial finance	16,935	18,988
Total National Lending	16,935	18,988
Community Banking
Commercial real estate and operating	18,269	12,404
Consumer one-to-four family real estate and other	161	143
Agricultural real estate and operating	1,769	1,769
Total Community Banking	20,199	14,316
Total loans and leases	$37,134	$33,304

The recognized interest income on the Company's nonaccrual loans and leases for the three and six months ended March 31, 2021 was not significant.

The following table provides the average recorded investment in impaired loans and leases:

	Three Months Ended March 31, 2020		Six Months Ended March 31, 2020
(Dollars in Thousands)	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
National Lending
Term lending	$26,454	$46	$22,995	$120
Asset based lending	350	—	389	—
Factoring	4,596	—	4,223	—
Lease financing	2,154	12	2,920	12
SBA/USDA	3,640	—	3,714	—
Commercial finance	37,194	58	34,241	132
Other consumer finance	1,775	39	1,663	73
Consumer finance	1,775	39	1,663	73
Total National Lending	38,970	97	35,904	205
Community Banking
Commercial real estate and operating	682	12	564	25
Consumer one-to-four family real estate and other	82	1	85	9
Agricultural real estate and operating	2,674	(186)	2,798	(144)
Total Community Banking	3,438	(173)	3,447	(110)
Total loans and leases	$42,408	$(76)	$39,351	$95

The Company’s troubled debt restructurings ("TDRs") typically involve forgiving a portion of interest or principal on existing loans, making loans at a rate materially less than current market rates, or extending the term of the loan. There were $2.1 million of national lending loans that were modified in a TDR during the three months ended March 31, 2021, all of which were modified to extend the term of the loan, and no community banking loans. There were $3.7 million of national lending loans and leases that were modified in a TDR during the three months ended March 31, 2020 and no community banking loans.

During the six months ended March 31, 2021, there were $2.2 million of national lending loans and no community bank loans that were modified in a TDR, all of which were modified to extend the term of the loan. There were $4.1 million of national lending loans and leases and $0.6 million of community banking loans that were modified in a TDR during the six months ended March 31, 2020.

During the six months ended March 31, 2021, the Company had $0.1 million of national lending loans and no community banking loans that were modified in a TDR within the previous 12 months and for which there was a payment default. During the six months ended March 31, 2020, the Company had $3.2 million of community banking loans and $2.9 million national lending loans that were modified in a TDR within the previous 12 months and for which there was a payment default. TDR net charge-offs and the impact of TDRs on the Company's allowance for credit losses were insignificant during the quarters ended March 31, 2021 and March 31, 2020.

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

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted earnings per share is presented below.

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands, Except Share and Per Share Data)	2021	2020	2021	2020
Basic income per common share:
Net income attributable to Meta Financial Group, Inc.	$59,066	$52,304	$87,103	$73,372
Dividends and undistributed earnings allocated to participating securities	(1,113)	(1,215)	(1,683)	(1,652)
Basic net earnings available to common stockholders	57,953	51,089	85,420	71,720
Undistributed earnings allocated to nonvested restricted stockholders	1,083	1,173	1,620	1,570
Reallocation of undistributed earnings to nonvested restricted stockholders	(1,082)	(1,172)	(1,619)	(1,569)
Diluted net earnings available to common stockholders	$57,954	$51,090	$85,421	$71,721

Total weighted-average basic common shares outstanding	31,520,505	35,114,053	32,158,994	35,865,443
Effect of dilutive securities(1)
Stock options	—	21,497	—	21,634
Performance share units	14,517	—	16,490	—
Total effect of dilutive securities	14,517	21,497	16,490	21,634
Total weighted-average diluted common shares outstanding	31,535,022	35,135,550	32,175,484	35,887,077

Net earnings per common share:
Basic earnings per common share	$1.84	$1.45	$2.66	$2.00
Diluted earnings per common share(2)	$1.84	$1.45	$2.65	$2.00
(1) Represents the effect of the assumed exercise of stock options and vesting of performance share units and restricted stock, as applicable, utilizing the treasury stock method.
(2) Excluded from the computation of diluted earnings per share for the three months ended March 31, 2021 and 2020, respectively, were 605,459 and 834,746 weighted average shares of nonvested restricted stock because their inclusion would be anti-dilutive. Excluded from the computation of diluted earnings per share for the six months ended March 31, 2021 and 2020, respectively, were 633,553 and 826,262 weighted average shares of nonvested restricted stock because their inclusion would be anti-dilutive.

NOTE 8. RENTAL EQUIPMENT, NET

Rental equipment consists of the following:

(Dollars in Thousands)	March 31, 2021	September 30, 2020
Computers and IT networking equipment	$16,313	$15,926
Motor vehicles and other	56,012	52,913
Office furniture and equipment	73,889	74,197
Solar panels and equipment	128,430	118,808
Total	274,644	261,844

Accumulated depreciation	(65,013)	(57,601)
Unamortized initial direct costs	1,766	1,721
Net book value	$211,397	$205,964

Undiscounted future minimum lease payments expected to be received for operating leases were as follows:

(Dollars in Thousands)	March 31, 2021
Remaining in 2021	$17,689
2022	30,532
2023	26,189
2024	18,948
2025	13,843
Thereafter	20,269
Total undiscounted future minimum lease payments receivable for operating leases	$127,470

NOTE 9. FORECLOSED REAL ESTATE AND REPOSSESSED ASSETS

The following table provides an analysis of changes in foreclosed real estate and repossessed assets:

	Six Months Ended March 31,
(Dollars in Thousands)	2021	2020
Balance, beginning of period	$9,957	$29,494
Additions	9	5,983
Reductions:
Write-downs	466	104
Sales	8,021	23,085
(Gain) loss on sale	(4)	5,039
Total reductions	8,483	28,228
Balance, ending of period	$1,483	$7,249

At March 31, 2021 and September 30, 2020, the Company had established a valuation allowance of $1.0 million and $0.5 million for repossessed assets, respectively. As of March 31, 2021 and September 30, 2020, the Company had no loans or leases in the process of foreclosure.

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

NOTE 10. GOODWILL AND INTANGIBLE ASSETS

The Company held a total of $309.5 million of goodwill at March 31, 2021. The recorded goodwill is a result of multiple business combinations that have been consummated since fiscal year 2015, with the most recent being the merger with Crestmark pursuant to the Crestmark Acquisition that closed on August 1, 2018. Goodwill is assessed for impairment at least annually or more often if conditions indicate a possible impairment. The assessment is done at a reporting unit level, which is one level below the operating segments. There have been no changes to the carrying amount of goodwill during the six months ended March 31, 2021.

The changes in the carrying amount of the Company’s intangible assets for the six months ended March 31, 2021 and 2020 were as follows:

(Dollars in Thousands)	Trademark(1)	Non-Compete(2)	Customer Relationships(3)	All Others(4)	Total
Balance as of September 30, 2020	$10,901	$422	$24,333	$6,036	$41,692
Acquisitions during the period	—	—	—	5	5
Amortization during the period	(544)	(191)	(3,716)	(319)	(4,770)
Write-offs during the period	—	—	—	(24)	(24)
Balance as of March 31, 2021	$10,357	$231	$20,617	$5,698	$36,903

Gross carrying amount	$14,624	$2,481	$82,088	$10,123	$109,316
Accumulated amortization	(4,267)	(2,250)	(51,223)	(4,207)	(61,947)
Accumulated impairment	—	—	(10,248)	(218)	(10,466)
Balance as of March 31, 2021	$10,357	$231	$20,617	$5,698	$36,903
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

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in the remaining six months of fiscal 2021 and subsequent fiscal years was as follows:

(Dollars in Thousands)	March 31, 2021
Remaining in 2021	$3,775
2022	6,419
2023	5,101
2024	4,383
2025	3,827
2026	3,253
Thereafter	10,145
Total anticipated intangible amortization	$36,903

The Company tests intangible assets for impairment at least annually or more often if conditions indicate a possible impairment. There were no impairments to intangible assets during the six months ended March 31, 2021 and 2020.

NOTE 11. OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease ROU assets, included in other assets, were $36.1 million at March 31, 2021.

Operating lease liabilities, included in accrued expenses and other liabilities, were $38.1 million at March 31, 2021.

Undiscounted future minimum operating lease payments and a reconciliation to the amount recorded as operating lease liabilities were as follows:

(Dollars in Thousands)	March 31, 2021
Remaining in 2021	$2,219
2022	4,596
2023	3,999
2024	4,152
2025	4,027
Thereafter	24,926
Total undiscounted future minimum lease payments	43,919
Discount	(5,817)
Total operating lease liabilities	$38,102

The weighted-average discount rate and remaining lease term for operating leases were as follows:

March 31, 2021
Weighted-average discount rate	2.31%
Weighted-average remaining lease term (years)	11.23

The components of total lease costs for operating leases were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands)	2021	2020	2021	2020
Lease expense	$991	$869	$1,945	$1,613
Short-term and variable lease cost	69	156	132	334
ROU asset impairment	—	—	224	—
Sublease income	(177)	(175)	(285)	(364)
Total lease cost for operating leases	$883	$850	$2,016	$1,583

NOTE 12. STOCKHOLDERS' EQUITY

Repurchase of Common Stock
The Company's Board of Directors authorized the November 20, 2019 share repurchase program to repurchase up to 7,500,000 shares of the Company's outstanding common stock. This authorization is effective from November 21, 2019 through December 31, 2022. During the six months ended March 31, 2021, and 2020, the Company repurchased 2,683,579 and 3,497,565 shares, respectively, as part of the share repurchase program.
Under the repurchase program, repurchased shares were retired and designated as authorized but unissued shares. The Company accounts for repurchased shares using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. As of March 31, 2021, the remaining number of shares available for repurchase under this program was 1,550,173 shares of common stock.
For the six months ended March 31, 2021, and 2020, the Company also repurchased 84,121 and 88,784 shares, or $1.9 million and $2.9 million of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

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

The following tables show the activity of nonvested (restricted) shares and PSUs granted, exercised, or forfeited under the 2002 Omnibus Incentive Plan for the six months ended March 31, 2021. There were no options granted, exercised or forfeited under this plan during the six months ended March 31, 2021.

(Dollars in Thousands, Except Per Share Data)	Number of Shares	Weighted Average Fair Value at Grant
Nonvested shares outstanding, September 30, 2020	790,083	$30.03
Granted	189,187	30.78
Vested	(274,096)	30.22
Forfeited or expired	(98,399)	29.66
Nonvested shares outstanding, March 31, 2021	606,775	$30.24

(Dollars in Thousands, Except Per Share Data)	Number of Units	Weighted Average Fair Value at Grant
Performance share units outstanding, September 30, 2020	—	$—
Granted(1)	60,984	34.03
Vested	—	—
Forfeited or expired	—	—
Performance share units outstanding, March 31, 2021	60,984	$34.03
(1) The number of PSUs granted reflects the target number of PSUs able to be earned under a given award.

At March 31, 2021, stock-based compensation expense not yet recognized in income totaled $8.9 million, which is expected to be recognized over a weighted average remaining period of 2.10 years.

NOTE 14. INCOME TAXES

The Company recorded an income tax expense of $4.7 million for the six months ended March 31, 2021, resulting in an effective tax rate of 4.97%, compared to an income tax expense of $6.3 million, or an effective tax rate of 7.66%, for the six months ended March 31, 2020. The Company’s effective tax rate was lower than the U.S. statutory rate of 21% primarily because of the anticipated effect of investment tax credits during fiscal year 2019. The Company’s effective tax rate in the future will depend in part on actual investment tax credits earned as part of its financing of solar energy projects.

The table below compares the income tax expense components for the periods presented.

	Six Months Ended March 31,
(Dollars in Thousands)	2021	2020
Provision at statutory rate	$19,271	$16,730
Tax-exempt income	(486)	(591)
State income taxes	4,135	3,682
Interim period effective rate adjustment	(3,116)	(3,321)
Tax credit investments, net - federal	(15,464)	(9,536)
Research tax credit	(323)	(1,709)
IRC 162(m) nondeductible compensation	487	1,019
Other, net	161	23
Income tax expense (benefit)	$4,665	$6,297
Effective tax rate	4.97%	7.66%

NOTE 15. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank makes various commitments to extend credit that are not reflected in the accompanying Condensed Consolidated Financial Statements as described below.

At March 31, 2021 and September 30, 2020, unfunded loan commitments approximated $1.28 billion and $1.22 billion, respectively, excluding undisbursed portions of loans in process. Commitments, which are disbursed subject to certain limitations, extend over various periods of time. Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract.

The Company had no commitments to purchase securities at March 31, 2021 or September 30, 2020. The Company had no commitments to sell securities at March 31, 2021 or September 30, 2020.

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

Legal Proceedings

The Bank was served, on October 14, 2016, with a lawsuit captioned Card Limited, LLC v. MetaBank dba Meta Payment Systems, Civil No. 2:16-cv-00980 in the United States District Court for the District of Utah. This action was initiated by a former prepaid program manager of the Bank, which was terminated by the Bank in fiscal year 2016. Card Limited alleges that, after all of the programs were wound down, there were two accounts with positive balances to which Card Limited is entitled. The Bank’s position is that Card Limited is not entitled to the funds contained in said accounts. The total amount to which Card Limited claims it is entitled is $4.0 million. The Court ruled in favor of MetaBank on cross motions for summary judgment and vacated the trial. Card Limited has appealed the decision, but thereafter agreed to settle this claim for a nominal amount. This payment has been made and the case has been dismissed.

On February 9, 2018, the Bank’s AFS/IBEX division filed a lawsuit in the United States District Court for the Eastern District of New York captioned AFS/IBEX, a division of MetaBank v. Aegis Managing Agency Limited ("AMA"), Aegis Syndicate 1225 (together with AMA, the "Aegis defendants"), CRC Insurance Services, Inc. ("CRC"), and Transportation Underwriters, Inc. The suit was filed against commercial insurance underwriters and brokers that facilitated the issuance of commercial insurance policies to Red Hook Construction Group-II, LLC (“Red Hook”). The Bank’s position is that both CRC and Transportation Underwriters represented to the Bank that, upon cancellation of the insurance policies prior to their stated terms, any unearned premiums would be refunded. The Bank then provided insurance premium financing to Red Hook, and Red Hook executed a written premium finance agreement pursuant to which Red Hook assigned its rights to any unearned premiums to the Bank. After the policies were cancelled, the Aegis defendants failed to return the unearned insurance premiums totaling just over $1.6 million owed to the Bank under the insurance policies and the premium finance agreement. The Bank is seeking recovery of all amounts to which it is entitled at law or equity and intends to vigorously pursue its claims against the defendants. The Bank filed a Motion for Summary Judgment which was granted by the trial court, but is subject to appeal.

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

(Dollars in Thousands)	Consumer		Commercial		Corporate Services/Other		Consolidated Company
Three Months Ended March 31,	2021	2020	2021	2020	2021	2020	2021	2020
Net interest income(1)	$25,085	$16,162	$42,404	$37,026	$6,361	$14,549	$73,850	$67,737
Noninterest income:
Refund transfer product fees	22,680	28,939	—	—	—	—	22,680	28,939
Tax advance product fees(1)	44,562	29,536	—	—	—	—	44,562	29,536
Payment card and deposit fees	29,875	23,156	—	—	—	—	29,875	23,156
Other bank and deposit fees	—	—	126	268	7	113	133	381
Rental income(1)	5	5	9,841	11,094	—	1	9,846	11,100
Net gain realized on investment securities(1)	—	—	—	—	6	—	6	—
Gain on divestitures(1)	—	—	—	—	—	19,275	—	19,275
Gain (loss) on sale of other(1)	—	(259)	1,624	2,579	509	5	2,133	2,325
Other income(1)	919	1,831	2,349	1,582	950	2,388	4,218	5,801
Total noninterest income	98,041	83,208	13,940	15,523	1,472	21,782	113,453	120,513
Revenue	$123,126	$99,370	$56,344	$52,549	$7,833	$36,331	$187,303	$188,250
(1) These revenues are not within the scope of Topic 606. Additional details are included in other footnotes to the accompanying financial statements. The scope of Topic 606 explicitly excludes net interest income as well as many other revenues for financial assets and liabilities, including loans, leases, and securities.

(Dollars in Thousands)	Consumer		Commercial		Corporate Services/Other		Consolidated Company
Six Months Ended March 31,	2021	2020	2021	2020	2021	2020	2021	2020
Net interest income(1)	$47,432	$32,719	$84,252	$76,762	$8,165	$22,907	$139,849	$132,388
Noninterest income:
Refund transfer product fees	23,327	29,131	—	—	—	—	23,327	29,131
Tax advance product fees(1)	46,522	31,812	—	—	—	—	46,522	31,812
Payment card and deposit fees	52,439	44,655	—	—	—	—	52,439	44,655
Other bank and deposit fees	—	—	360	546	10	322	370	868
Rental income(1)	10	9	19,721	22,128	—	1,314	19,731	23,451
Net gain realized on investment securities(1)	—	—	—	—	6	—	6	—
Gain on divestitures(1)	—	—	—	—	—	19,275	—	19,275
Gain (loss) on sale of other(1)	—	(19)	4,216	4,917	765	(5,142)	4,981	(244)
Other income(1)	1,078	2,384	4,809	2,911	5,645	3,752	11,532	9,047
Total noninterest income	123,376	107,972	29,106	30,502	6,426	19,521	158,908	157,995
Revenue	$170,808	$140,691	$113,358	$107,264	$14,591	$42,428	$298,757	$290,383
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

Refund Transfer Product Fees. Refund transfer fees are specific to the tax products offered by Refund Advantage and EPS. These fees are for products, services such as payment processing, and product referral commissions. Software partner fees paid and/or incurred are recorded on a net basis. The Company’s obligation for product fees and commissions is satisfied at the time of the product delivery and obligation for payment processing is satisfied at the time of processing. The transaction price for such activity is based upon stand-alone fees within the terms and conditions. At March 31, 2021 and September 30, 2020, there were no receivables related to refund transfer fees, which reflect earned revenue with unconditional rights to payment for product fee income. All refund transfer fees are recorded within the Consumer reporting segment.

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

The Company adopted ASU 2018-02 as of October 1, 2020. The amendments in this ASU allow for a reclassification from AOCI to Retained Earnings for stranded tax effects from the Tax Cuts and Jobs Act of 2017 ("TCJA"). For the Company, these amendments are limited to any unrealized gains and losses held in Other Comprehensive Income for debt securities AFS held at the time of the TCJA enactment. The Company determined there were no stranded tax effects from the TCJA enactment and has not made any reclassification from AOCI to Retained Earnings upon adoption of this ASU.

The following tables present segment data for the Company:

	Three Months Ended March 31, 2021
(Dollars in Thousands)	Consumer	Commercial	Corporate Services/Other	Total
Net interest income	$25,085	$42,404	$6,361	$73,850
Provision for credit losses	28,020	2,203	67	30,290
Noninterest income	98,041	13,940	1,472	113,453
Noninterest expense	30,189	27,829	37,953	95,971
Income (loss) before income tax expense	64,917	26,312	(30,187)	61,042

Total assets	531,305	3,030,088	6,228,730	9,790,123
Total goodwill	87,145	222,360	—	309,505
Total deposits	8,447,910	12,177	182,326	8,642,413

	Three Months Ended March 31, 2020
(Dollars in Thousands)	Consumer	Commercial	Corporate Services/Other	Total
Net interest income	$16,162	$37,026	$14,549	$67,737
Provision for loan and lease losses	19,570	11,994	5,732	37,296
Noninterest income	83,208	15,523	21,782	120,513
Noninterest expense	30,450	27,361	33,918	91,729
Income (loss) before income tax expense	49,350	13,194	(3,319)	59,225

Total assets	387,871	2,529,665	2,926,329	5,843,865
Total goodwill	87,145	222,360	—	309,505
Total deposits	3,078,481	9,214	874,709	3,962,404

	Six Months Ended March 31, 2021
(Dollars in Thousands)	Consumer	Commercial	Corporate Services/Other	Total
Net interest income	$47,432	$84,252	$8,165	$139,849
Provision for credit losses	30,386	8,670	(2,677)	36,379
Noninterest income	123,376	29,106	6,426	158,908
Noninterest expense	48,351	54,997	65,198	168,546
Income (loss) before income tax expense	92,071	49,691	(47,930)	93,832

Total assets	531,305	3,030,088	6,228,730	9,790,123
Total goodwill	87,145	222,360	—	309,505
Total deposits	8,447,910	12,177	182,326	8,642,413

	Six Months Ended March 31, 2020
(Dollars in Thousands)	Consumer	Commercial	Corporate Services/Other	Total
Net interest income	$32,719	$76,762	$22,907	$132,388
Provision for loan and lease losses	20,544	15,695	4,464	40,703
Noninterest income	107,972	30,502	19,521	157,995
Noninterest expense	47,190	54,086	66,250	167,526
Income (loss) before income tax expense	72,957	37,483	(28,286)	82,154

Total assets	387,871	2,529,665	2,926,329	5,843,865
Total goodwill	87,145	222,360	—	309,505
Total deposits	3,078,481	9,214	874,709	3,962,404

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

The following tables summarize the fair values of debt securities available for sale and equity securities as they are measured at fair value on a recurring basis:

	Fair Value At March 31, 2021
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Debt securities AFS
SBA securities	$170,006	$—	$170,006	$—
Obligations of states and political subdivisions	2,816	—	2,816	—
Non-bank qualified obligations of states and political subdivisions	295,722	—	295,722	—
Asset-backed securities	453,403	—	453,403	—
Mortgage-backed securities	558,833	—	558,833	—
Total debt securities AFS	$1,480,780	$—	$1,480,780	$—
Common equities and mutual funds(1)	$3,235	$3,235	$—	$—
Non-marketable equity securities(2)	$4,265	$—	$—	$—
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at March 31, 2021 and September 30, 2020.
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
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at March 31, 2021 and September 30, 2020.
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

The following table summarizes the assets of the Company that are measured at fair value in the Condensed Consolidated Statements of Financial Condition on a non-recurring basis:

	Fair Value At March 31, 2021
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired loans and leases, net
Commercial finance	$6,830	$—	$—	$6,830
Total National Lending	6,830	—	—	6,830
Commercial real estate and operating	9,029	—	—	9,029
Total Community Banking	9,029	—	—	9,029
Total impaired loans and leases, net	15,859	—	—	15,859
Foreclosed assets, net	1,483	—	—	1,483
Total	$17,342	$—	$—	$17,342

	Fair Value At September 30, 2020
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired loans and leases, net
Commercial finance	$9,240	$—	$—	$9,240
Total National Lending	9,240	—	—	9,240
Commercial real estate and operating	20	—	—	20
Total Community Banking	20	—	—	20
Total impaired loans and leases, net	9,260	—	—	9,260
Foreclosed assets, net	9,957	—	—	9,957
Total	$19,217	$—	$—	$19,217

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at March 31, 2021	Fair Value at September 30, 2020	Valuation Technique	Unobservable Input	Range of Inputs
Impaired loans and leases, net	$15,859	9,260	Market approach	Appraised values(1)	4% - 90%
Foreclosed assets, net	$1,483	9,957	Market approach	Appraised values(1)	4% - 30%
(1) The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimating selling costs and other inputs in a range of 4% to 90%.

Management discloses the estimated fair value of financial instruments, including assets and liabilities on and off the Condensed Consolidated Statements of Financial Condition, for which it is practicable to estimate fair value. These fair value estimates were made at March 31, 2021 and September 30, 2020 based on relevant market information and information about financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, since there is no active market for certain financial instruments of the Company, the estimates of fair value are subjective in nature, involve uncertainties, and include matters of significant judgment. Changes in assumptions as well as tax considerations could significantly affect the estimated values. Accordingly, the aggregate fair value estimates are not intended to represent the underlying value of the Company, on either a going concern or a liquidation basis.

The following tables present the carrying amount and estimated fair value of the financial instruments held by the Company:

	March 31, 2021
(Dollars in Thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$3,724,242	$3,724,242	$3,724,242	$—	$—
Debt securities available for sale	1,480,780	1,480,780	—	1,480,780	—
Debt securities held to maturity	72,112	73,294	—	73,294	—
Common equities and mutual funds(1)	3,235	3,235	3,235	—	—
Non-marketable equity securities(1)(2)	18,015	18,015	—	13,750	—
Loans held for sale	67,635	67,635	—	67,635	—
Loans and leases receivable	3,648,028	3,655,832	—	—	3,655,832
Federal Reserve Bank and Federal Home Loan Bank stocks	28,433	28,433	—	28,433	—
Accrued interest receivable	17,429	17,429	17,429	—	—
Financial liabilities
Deposits	8,642,413	8,642,560	8,600,335	42,225	—
Other short- and long-term borrowings	95,336	97,259	—	97,259	—
Accrued interest payable	679	679	679	—	—
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at March 31, 2021 and September 30, 2020.
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
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at March 31, 2021 and September 30, 2020.
(2) Includes certain non-marketable equity securities that are measured at fair value using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

NOTE 19. SUBSEQUENT EVENTS

Management has evaluated subsequent events that occurred after March 31, 2021. During this period, up to the filing date of this Quarterly Report on Form 10-Q, management identified the following subsequent event:

•The Bank is reorganizing its payments team to best support its emerging and established customers. In connection with this realignment, Sheree S. Thornsberry, Executive Vice President and Head of Payments of the Bank, will no longer be employed in her position effective May 7, 2021.

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

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” or the negative of those terms, or other words of similar meaning or similar expressions. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements are based on information currently available to us and assumptions about future events, and include statements with respect to the Company’s beliefs, expectations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such risks, uncertainties and other factors may cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Such statements address, among others, the following subjects: future operating results; expectations in connection with the impact of the ongoing COVID-19 pandemic and related governmental actions on the Company and MetaBank; industry and the capital markets; customer retention; loan and other product demand; expectations concerning acquisitions and divestitures; new products and services; credit quality; the level of net charge-offs and the adequacy of the allowance for credit losses; technology; and the Company's employees. The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: maintaining our executive management team; expected growth opportunities may not be realized or may take longer to realize than expected; the potential adverse effects of the ongoing COVID-19 pandemic and any governmental or societal responses thereto including the deployment and efficacy of the COVID-19 vaccines, or other unusual and infrequently occurring events; actual changes in interest rates and the Fed Funds rate; additional changes in tax laws; the strength of the United States' economy, in general, and the strength of the local economies in which the Company operates; changes in trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”); inflation, market, and monetary fluctuations; the timely and efficient development of, and acceptance of, new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value of these products and services by users; the Bank's ability to maintain its Durbin Amendment exemption; the risks of dealing with or utilizing third parties, including, in connection with the Company’s refund advance business, the risk of reduced volume of refund advance loans as a result of reduced customer demand for or usage of Meta’s strategic partners’ refund advance products; our relationship with, and any actions which may be initiated by our regulators; the impact of changes in financial services laws and regulations, including, but not limited to, laws and regulations relating to the tax refund industry and the insurance premium finance industry and recent and potential changes in response to the ongoing COVID-19 pandemic, including various laws and the rules and regulations that may be promulgated thereunder; technological changes, including, but not limited to, the protection of our electronic systems and information; the impact of acquisitions and divestitures; litigation risk; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by MetaBank of its status as a well-capitalized institution; changes in consumer spending and saving habits; the impact of our participation as prepaid card issuer for the EIP program and potentially similar programs in the future; losses from fraudulent or illegal activity; technological risks and developments, and cyber threats, attacks or events; and the success of the Company at maintaining its high quality asset level and managing and collecting assets of borrowers in default should problem assets increase.

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

The following discussion focuses on the consolidated financial condition of the Company at March 31, 2021, compared to September 30, 2020, and the consolidated results of operations for the three and six months ended March 31, 2021 and 2020. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2020 and the related management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

EXECUTIVE SUMMARY

Business Developments
The following highlights certain business developments during the quarter ended March 31, 2021:

•Increased revenue included the benefits of H&R Block's suite of financial services products.

•Partnered with the U.S. Department of the Treasury's Bureau of the Fiscal Service ("Fiscal Service") to disperse Economic Income Payment ("EIP") stimulus payments through the distribution of prepaid cards. During the quarter, the Company began distributing cards under the authorizations for the second round on January 4, 2021 and for the third round on March 23, 2021.

•Selected as the issuing bank for Walgreens' newly launched bank-account product with InComm Payments and MasterCard, adding to the Bank's diverse suite of Banking as a Service relationships.

•Expanded our solar lending business, increasing our solar lending originations for the first six months of the fiscal year 2021 by 65% to $58.5 million.

•Dedicated additional resources to our Environmental, Social, and Governance ("ESG") activities to include the hiring a Chief People and Inclusion Officer, Kia Tang.

Financial Highlights for the 2021 Fiscal Second Quarter
Total revenue for the fiscal 2021 second quarter was $187.3 million, a slight decrease compared to $188.3 million for the same quarter in fiscal 2020, which benefited from the one-time $19.3 million gain from the divestiture of the Community Bank division.

Net interest income for the second quarter was $73.9 million, compared to $67.7 million in the comparable quarter of the prior year. The increase was primarily driven by a reduction in total interest expense, partially offset by lower overall yields realized on investments and loans and leases. Net interest margin ("NIM") decreased to 3.07% for the fiscal 2021 second quarter from 4.78% during the same period of last year, chiefly reflecting excess cash associated with the Company's participation in the EIP program, as described further below.

The Company's total gross loans and leases at March 31, 2021 increased $37.2 million, or 1%, to $3.65 billion, compared to March 31, 2020. Average deposits from the payments divisions for the fiscal 2021 second quarter increased nearly 181% to $9.29 billion when compared to the same quarter of the prior year. A significant portion of the year-over-year increase reflected the Company's participation in the EIP program, as described further below. The Company's cost of funds for all deposits and borrowings averaged 0.08% during the fiscal 2021 second quarter, compared to 0.83% during the prior year quarter, primarily due to an increase in the average balance of the Company's noninterest-bearing deposits from the EIP program.

Noninterest income for the three months ended March 31, 2021 decreased to $113.5 million, compared to $120.5 million for the same period of the prior year. This decrease was primarily due to the $19.3 million gain on divestiture of the Community Bank division, which was recognized during the fiscal 2020 second quarter. Partially offsetting the decrease were increases in total tax product fee income and payment card and deposit fee income.

Noninterest expense increased 5% to $96.0 million for the fiscal 2021 second quarter, from $91.7 million for the same quarter of last year, primarily driven by increases in compensation and benefits due to a return to more normalized incentive accruals and additional employees to support growth.

The Company repurchased 734,984 shares during the second quarter at an average price of $40.78.

Tax Season
For the 2021 tax season, the Bank originated $1.79 billion in refund advance loans compared to $1.33 billion during the 2020 tax season.

During the fiscal 2021 second quarter, total tax services product revenue was $67.0 million, an increase of 17% compared to the fiscal 2020 second quarter.

While the 2021 tax services results have thus far been favorable compared to the prior year's tax season, it has been below the Company's expectations as a result of reduced overall demand for refund advances due to consumers having access to EIP stimulus funds, which have been partially offset by higher payments fee income. We do expect overall tax season refund transfer volumes and revenue to be similar to last year. We believe the impacts to the tax advance product are unique to this tax season and the Company anticipates more normalized results from its H&R Block and Jackson Hewitt relationships will be achieved in the 2022 tax season and beyond. Despite these stimulus-related impacts, total tax services product income, net of losses and direct product expenses, increased 14% when comparing the first six months of fiscal 2021 to the same period of the prior fiscal year.

EIP Program Update
The Bank is serving as the sole Financial Agent for distributing prepaid debit cards used in the EIP program. In 2020, the Bank dispensed approximately $6.42 billion of the first round of EIP payments under the CARES Act through the distribution of 3.6 million Bank-issued prepaid cards, and earlier this year dispensed approximately $7.10 billion of the second round of EIP payments under the CAA through the distribution of 8.1 million Bank-issued prepaid cards.

On March 11, 2021, the U.S. Congress, through the ARP Act, directed the Internal Revenue Service, to distribute a third round of EIP via the U.S. Treasury to persons in the U.S. eligible to receive them. The Bank has entered into an amendment of its existing agreement with the Fiscal Service under which the Bank acts as its Financial Agent in connection with the provision of prepaid debit card services to disburse a portion of the EIP payments to eligible recipients via Bank-issued prepaid cards. Through this third round, the Bank disbursed approximately $10.64 billion of EIP payments through the distribution of 4.7 million Bank-issued prepaid cards.

Through March 31, 2021 the Bank has issued a combined total of 16.5 million prepaid cards totaling approximately $24.15 billion related to three stimulus programs, of which $11.64 billion is still outstanding as of March 31, 2021. Of that balance, only $869.2 million remained on Meta’s balance sheet, as MetaBank has been working with other banks to transfer these temporary deposits off the balance sheet.

The Company anticipates that participating in the EIP card distribution program will continue to have a slightly positive impact on earnings and it does not expect any material impact on its risk-based capital ratios due to the participation in the card distribution program. Additionally, the Company does not expect these conditions will be sustained over the long-term.

COVID-19 Business Update
As of March 31, 2021, the Company had 576 loans outstanding with total loan balances of $208.6 million originated as part of the PPP, compared with 612 loans outstanding with total loan balances of $194.3 million for the quarter ended December 31, 2020.

As of March 31, 2021, $66.5 million of the loans and leases that were granted deferral payments by the Company were still in their deferment period. As of December 31, 2020, loans and leases totaling $84.2 million were within their deferment period.

The Company's capital position remained in good standing as of March 31, 2021, even while continuing to absorb the temporary impact resulting from the receipt of deposits in conjunction with EIP payments described below. In addition, the Company has options available that can be used to effectively manage capital levels, including a strong and flexible balance sheet.

FINANCIAL CONDITION

At March 31, 2021, the Company’s total assets increased by $3.70 billion to $9.79 billion compared to September 30, 2020, primarily due to a $3.30 billion increase in cash and cash equivalents.

Total cash and cash equivalents was $3.72 billion at March 31, 2021, increasing from $427.4 million at September 30, 2020, primarily resulting from the receipt of EIP related deposits. The Bank has been working with other banks to transfer these temporary deposits off the balance sheet. Otherwise, the Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the FRB. At March 31, 2021, the Company did not have any federal funds sold.

The total investment portfolio increased $192.2 million, or 14%, to $1.55 billion at March 31, 2021, compared to $1.36 billion at September 30, 2020, as purchases exceeded maturities and principal pay downs. The Company’s portfolio of securities customarily consists primarily of MBS, which have expected lives much shorter than the stated final maturity, non-bank qualified obligations of states and political subdivisions, which mature in approximately 15 years or less, and other tax exempt municipal mortgage related pass through securities which have average lives much shorter than their stated final maturities. All MBS held by the Company at March 31, 2021 were issued by a U.S. Government agency or instrumentality. Of the total MBS at March 31, 2021, $558.8 million, at fair value, were classified as available for sale, and $4.4 million, at cost, were classified as held to maturity. Of the total investment securities at March 31, 2021, $921.9 million, at fair value, were classified as available for sale and $67.7 million, at cost, were classified as held to maturity. During the six months ended March 31, 2021, the Company purchased $411.5 million of investment securities.

Loans held for sale at March 31, 2021 totaled $67.6 million, decreasing from $183.6 million at September 30, 2020. This decrease was primarily driven by sales of the retained Community Bank loan portfolio to Central Bank during the six months ended March 31, 2021.

The Company’s total loans and leases increased $333.9 million, or 10%, to $3.65 billion at March 31, 2021, from $3.31 billion at September 30, 2020. The increase was primarily driven by growth in the commercial finance and tax services portfolios partially offset by the continued decrease in community banking loan balances. See Note 6 to the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

National lending loans and leases increased $471.4 million, or 17% to $3.30 billion at March 31, 2021 compared to September 30, 2020. Within the National Lending portfolios, commercial finance loans and leases increased $197.9 million, tax services loans increased $222.9 million, consumer finance increased $11.5 million and warehouse finance increased $39.1 million at March 31, 2021 compared to September 30, 2020. The increase in commercial finance loan balances was largely driven by the term lending and asset based lending categories. The seasonality of the Company's tax services business led to the increase in tax services loans at March 31, 2021 compared to September 30, 2020.

Community banking loans decreased $137.5 million, or 28%, at March 31, 2021 compared to September 30, 2020, primarily attributable to loan portfolio sales along with continued principal payments and payoffs. As of March 31, 2021, the Company had no community banking loans classified as held for sale.

Through the Bank, the Company owns stock in the FHLB due to the Bank’s membership and participation in this banking system as well as stock in the Federal Reserve Bank. The FHLB requires a level of stock investment based on a pre-determined formula. The Company’s investment in these stocks increased $1.3 million, or 5%, to $28.4 million at March 31, 2021 from $27.1 million at September 30, 2020, resulting from the purchase of FHLB membership stock.

Total end-of-period deposits increased $3.66 billion, or 74%, at March 31, 2021 to $8.64 billion as compared to September 30, 2020, primarily driven by an increase in noninterest-bearing deposits of $3.57 billion, which was largely attributable to the balances on the EIP cards.

The average balance of total deposits and interest-bearing liabilities was $7.57 billion for the six-months ended March 31, 2021, compared to $5.39 billion for the same period of the prior fiscal year. The average balance of noninterest-bearing deposits for the six-months ended March 31, 2021 increased $3.94 billion, or 133%, to $6.90 billion compared to the same period in the prior year. These increases were primarily attributable to EIP related deposit balances.

The Company's total borrowings decreased $2.9 million, or 3%, from $98.2 million at September 30, 2020 to $95.3 million at March 31, 2021. The Company also has an available no-fee line of credit with JP Morgan of $25.0 million with no funds advanced at March 31, 2021.

At March 31, 2021, the Company’s stockholders’ equity totaled $835.3 million, a decrease of $12.1 million, from $847.3 million at September 30, 2020. The decrease was primarily attributable to a reduction in retained earnings related to activity from the Company's share repurchase programs, offset in part by an increase in additional paid-in capital. The Company and Bank remained above the federal regulatory minimum capital requirements at March 31, 2021, continued to be classified as well-capitalized, and in good standing with the regulatory agencies. See “Liquidity and Capital Resources” for further information.

Payments Noninterest-bearing Checking Deposits
The Company may hold negative balances associated with cardholder programs in the payments division that are included within noninterest-bearing deposits on the Company's Condensed Consolidated Statements of Financial Condition. Negative balances can relate to any of the following payments functions:

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

The Company meets the Right of Set off criteria in ASC 210-20, Balance Sheet - Offsetting, for all payments negative deposit balances with the exception of DDA overdrafts. The following table summarizes the Company's negative deposit balances within the payments division:

(Dollars in Thousands)	March 31, 2021	September 30, 2020
Noninterest-bearing deposits	$8,338,473	$4,960,276
Prefunding	(325,640)	(528,131)
Discount funding	(73,127)	(62,443)
DDA overdrafts	(11,471)	(13,072)
Noninterest-bearing checking, net	$7,928,235	$4,356,630

RESULTS OF OPERATIONS

General
The Company recorded net income of $59.1 million, or $1.84 per diluted share, for the three months ended March 31, 2021, compared to net income of $52.3 million, or $1.45 per diluted share, for the three months ended March 31, 2020. Total revenue for the fiscal 2021 second quarter was $187.3 million, compared to $188.3 million for the same quarter in fiscal 2020, a slight decrease. The increase in net income was primarily driven by an increase in net interest income and a decrease in provision for credit loss expense.

The Company recorded net income of $87.1 million, or $2.65 per diluted share, for the six months ended March 31, 2021, compared to $73.4 million, or $2.00 per diluted share, compared to the same period in the prior year. Total revenue for the six months ended March 31, 2021 was $298.8 million, compared to $290.4 million for the same period of the prior year, an increase of 3%.

Net Interest Income
Net interest income for the fiscal 2021 second quarter was $73.9 million, an increase of 9%, from $67.7 million for the same quarter in fiscal 2020. The increase was primarily driven by a reduction in total interest expense, partially offset by lower overall yields realized on investments and loans and leases. For the six months ended March 31, 2021, net interest income was $139.8 million, an increase of 6%, from $132.4 million compared to the same period in the prior year.

During the fiscal 2021 second quarter, interest expense decreased $9.8 million which was partially offset by decreases in loan and lease interest income of $2.0 million and investment securities and cash interest income of $1.7 million, when comparing to the prior year quarter. The quarterly average outstanding balance of loans and leases increased by 8% on a linked quarter basis primarily due to seasonal tax services loans with growth from Term Lending, Asset Based Lending, and SBA/USDA, partially offset by lower community bank loan balances. The Company’s average interest-earning assets for the fiscal 2021 second quarter increased by $4.07 billion, to $9.77 billion compared with the second quarter in fiscal 2020, primarily due to the effects of the EIP program.

NIM decreased to 3.07% in the fiscal 2021 second quarter from 4.78% for the comparable quarter last year. The overall reported tax equivalent yield (“TEY”) on average earning assets decreased by 249 basis points to 3.15% for the fiscal 2021 second quarter compared to the prior year quarter, driven primarily by excess low-yielding cash held at the Federal Reserve, as well as the lower interest rate environment. The fiscal 2021 second quarter TEY on the securities portfolio was 1.78% compared to 2.68% for the comparable period last year.

For the six months ended March 31, 2021, NIM was 3.65%, decreasing 121 basis points from 4.86% compared to the same period in the prior year. Net interest margin, tax-equivalent for the six months ended March 31, 2021 was 3.67%, a decrease of 123 basis points compared to the same period in the prior year.

The Company's cost of funds for all deposits and borrowings averaged 0.08% during the fiscal 2021 second quarter, compared to 0.83% during the prior year quarter. This reflected primarily an increase in the average balance of the Company's noninterest-bearing deposits, mainly due to the EIP program noted above. The Company's overall cost of deposits was 0.02% in the fiscal 2021 second quarter, compared to 0.66% in the same quarter last year.

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

	Three Months Ended March 31,
	2021			2020
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)
Interest-earning assets:
Cash & fed funds sold	$4,187,558	$1,090	0.11%	$196,754	$739	1.51%
Mortgage-backed securities	543,256	2,607	1.95%	358,103	2,493	2.80%
Tax exempt investment securities	297,299	1,132	1.96%	454,177	2,132	2.39%
Asset-backed securities	389,406	1,290	1.34%	304,674	2,271	3.00%
Other investment securities	230,168	1,077	1.90%	192,379	1,275	2.67%
Total investments	1,460,129	6,106	1.78%	1,309,333	8,171	2.68%
Total commercial finance	2,471,694	46,299	7.60%	2,020,358	41,643	8.29%
Total consumer finance	255,625	6,968	11.06%	264,307	5,386	8.20%
Total tax services	714,789	6,544	3.71%	516,491	6,351	4.95%
Total warehouse finance	315,162	4,845	6.23%	314,474	4,785	6.12%
National Lending loans and leases	3,757,270	64,656	6.98%	3,115,630	58,165	7.51%
Community Banking loans	363,285	3,817	4.26%	1,080,142	12,328	4.59%
Total loans and leases	4,120,555	68,473	6.74%	4,195,772	70,493	6.76%
Total interest-earning assets	9,768,242	$75,669	3.15%	5,701,859	$79,403	5.64%
Noninterest-earning assets	887,610			909,040
Total assets	$10,655,852			$6,610,899

Interest-bearing liabilities:
Interest-bearing checking(2)	$275,982	$—	—%	$182,107	$105	0.23%
Savings	77,562	4	0.02%	46,592	6	0.05%
Money markets	56,352	42	0.30%	68,421	153	0.90%
Time deposits	12,820	34	1.07%	84,940	427	2.02%
Wholesale deposits	175,777	365	0.84%	1,476,085	7,551	2.06%
Total interest-bearing deposits	598,493	445	0.30%	1,858,145	8,242	1.78%
Overnight fed funds purchased	—	—	—%	372,596	1,307	1.41%
FHLB advances	—	—	—%	110,000	670	2.45%
Subordinated debentures	73,864	1,147	6.30%	73,698	1,158	6.32%
Other borrowings	22,377	227	4.12%	28,714	289	4.04%
Total borrowings	96,241	1,374	5.79%	585,008	3,424	2.35%
Total interest-bearing liabilities	694,734	1,819	1.06%	2,443,153	11,666	1.92%
Noninterest-bearing deposits	8,967,067	—	—%	3,199,148	—	—%
Total deposits and interest-bearing liabilities	9,661,801	$1,819	0.08%	5,642,301	$11,666	0.83%
Other noninterest-bearing liabilities	177,372			136,759
Total liabilities	9,839,173			5,779,060
Shareholders' equity	816,679			831,839
Total liabilities and shareholders' equity	$10,655,852			$6,610,899
Net interest income and net interest rate spread including noninterest-bearing deposits		$73,850	3.08%		$67,737	4.81%

Net interest margin			3.07%			4.78%
Tax-equivalent effect			0.01%			0.04%
Net interest margin, tax-equivalent(3)			3.08%			4.82%
(1) Tax rate used to arrive at the TEY for the three months ended March 31, 2021 and 2020 was 21%.
(2) Of the total balance, $275.7 million are interest-bearing deposits where interest expense is paid by a third party and not by the Company.
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

	Six Months Ended March 31,
	2021			2020
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)
Interest-earning assets:
Cash & fed funds sold	$2,485,330	$1,932	0.16%	$147,910	$1,151	1.56%
Mortgage-backed securities	490,358	4,730	1.93%	367,280	4,882	2.66%
Tax exempt investment securities	315,714	2,348	1.89%	472,680	4,471	2.39%
Asset-backed securities	357,514	2,490	1.40%	304,278	4,626	3.04%
Other investment securities	226,032	2,186	1.94%	194,960	2,704	2.77%
Total investments	1,389,618	11,754	1.79%	1,339,198	16,683	2.67%
Total commercial finance	2,444,396	91,928	7.54%	2,000,325	86,423	8.64%
Total consumer finance	247,534	11,716	9.49%	267,477	11,176	8.36%
Total tax services	366,157	6,553	3.59%	269,115	6,385	4.74%
Total warehouse finance	299,510	9,778	6.55%	289,885	8,960	6.18%
National Lending loans and leases	3,357,597	119,975	7.17%	2,826,802	112,944	7.99%
Community Banking loans	447,096	10,153	4.55%	1,137,423	26,251	4.62%
Total loans and leases	3,804,693	130,128	6.86%	3,964,225	139,195	7.02%
Total interest-earning assets	7,679,641	$143,814	3.77%	5,451,333	$157,029	5.80%
Noninterest-earning assets	866,262			914,034
Total assets	$8,545,903			$6,365,367

Interest-bearing liabilities:
Interest-bearing checking(2)	$218,743	$—	—%	$172,850	$259	0.30%
Savings	64,741	6	0.02%	47,690	16	0.07%
Money markets	54,466	81	0.30%	74,507	357	0.96%
Time deposits	15,130	91	1.20%	100,014	1,022	2.04%
Wholesale deposits	218,925	1,063	1.97%	1,474,444	15,929	2.16%
Total interest-bearing deposits	572,005	1,241	0.44%	1,869,505	17,583	1.88%
Overnight fed funds purchased	6	—	0.25%	337,509	2,757	1.63%
FHLB advances	—	—	—%	110,000	1,348	2.45%
Subordinated debentures	73,841	2,294	6.23%	73,678	2,318	6.29%
Other borrowings	23,132	430	3.73%	31,165	635	4.08%
Total borrowings	96,979	2,724	5.63%	552,352	7,058	2.56%
Total interest-bearing liabilities	668,984	3,965	1.19%	2,421,857	24,641	2.03%
Noninterest-bearing deposits	6,901,255	—	—%	2,964,329	—	—%
Total deposits and interest-bearing liabilities	7,570,239	$3,965	0.11%	5,386,186	$24,641	0.91%
Other noninterest-bearing liabilities	164,307			143,576
Total liabilities	7,734,546			5,529,762
Shareholders' equity	811,357			835,605
Total liabilities and shareholders' equity	$8,545,903			$6,365,367
Net interest income and net interest rate spread including noninterest-bearing deposits		$139,849	3.67%		$132,388	4.89%

Net interest margin			3.65%			4.86%
Tax-equivalent effect			0.02%			0.04%
Net interest margin, tax-equivalent(3)			3.67%			4.90%
(1) Tax rate used to arrive at the TEY for the six months ended March 31, 2021 and 2020 was 21%.
(2) Of the total balance, $218.5 million are interest-bearing deposits where interest expense is paid by a third party and not by the Company.
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

Provision for Credit Losses
The Company recorded a $30.3 million and a $36.4 million provision for credit losses for the three and six months ended March 31, 2021, as compared to a $37.3 million and $40.7 million provision for credit losses for the same period of the prior year. The decrease in the overall provision compared to the prior year was due in large part to the increase in the allowance as part of the Company's response to the emerging COVID-19 pandemic during the fiscal 2020 second quarter. Partially offsetting that decrease was an increase in provision expense related to originating higher volumes of tax services loans for the fiscal 2021 second quarter, compared to the comparable quarter of the prior year.

Noninterest Income
Noninterest income for the fiscal 2021 second quarter decreased to $113.5 million from $120.5 million for the same period in the prior fiscal year. This was due primarily to the $19.3 million gain on divestiture of the Community Bank division, which was recognized during the fiscal 2020 second quarter. Partially offsetting the decrease were increases in total tax product fee income and payment card and deposit fee income.

Noninterest income for the six months ended March 31, 2021 increased by $0.9 million, or 1%, to $158.9 million compared to the same period in the prior fiscal year.

Noninterest Expense
Noninterest expense increased 5% to $96.0 million for the fiscal 2021 second quarter, from $91.7 million for the same quarter of fiscal 2020, primarily driven by increases in compensation and benefits due to a return to more normalized incentive accruals and additional employees to support growth.

Noninterest expense for the six months ended March 31, 2021 increased by $1.0 million, or 1%, to $168.5 million compared to the same period in the prior fiscal year.

Income Tax Expense
The Company recorded an income tax expense of $1.1 million, representing an effective tax rate of 1.9%, for the fiscal 2021 second quarter, compared to an income tax expense of $5.6 million, representing an effective tax rate of 9.5%, for the fiscal 2020 second quarter.

The Company originated $20.0 million in solar leases during the fiscal 2021 second quarter, compared to $17.6 million during the fiscal 2020 second quarter. The investment tax credit for the second quarter reflected an adjustment to the full fiscal year's projected investment tax credit volumes, which contributed to the overall reduction in income tax expense compared to the prior year. Investment tax credits related to solar leases are recognized ratably based on income throughout each fiscal year. The timing and impact of future solar tax credits are expected to vary from period to period, and Meta intends to undertake only those tax credit opportunities that meet the Company's underwriting and return criteria.

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

The Company believes that the level of allowance for credit losses at March 31, 2021 was appropriate and reflected probable losses related to these loans and leases; however, there can be no assurance that all loans and leases will be fully collectible or that the present level of the allowance will be adequate in the future. See the section below titled “Allowance for Credit Losses” for further information.

The table below sets forth the amounts and categories of nonperforming assets in the Company’s portfolio as of the dates set forth below. Foreclosed assets include assets acquired in settlement of loans.

(Dollars in Thousands)	March 31, 2021	September 30, 2020
Nonperforming loans and leases
Nonaccruing loans and leases:
Term lending	$14,665	$16,274
Asset based lending	382	—
Factoring	35	1,096
Lease financing	2,623	3,583
SBA/USDA	600	600
Commercial finance	18,305	21,553
Total National Lending	18,305	21,553
Commercial real estate and operating	17,896	580
Consumer one-to-four family real estate and other	159	50
Agricultural real estate and operating	1,769	1,769
Total Community Banking	19,824	2,399
Total	38,129	23,952

Accruing loans and leases delinquent >89 days past due:
Term lending	353	266
Lease financing	2,043	4,344
Insurance premium finance	2,414	2,364
SBA/USDA	—	427
Commercial finance	4,810	7,401
Consumer credit products	243	499
Other consumer finance	274	373
Consumer finance	517	872
Tax services	—	1,743
Total National Lending	5,327	10,016
Commercial real estate and operating	—	50
Total Community Banking	—	50
Total	5,327	10,066

Total nonperforming loans and leases	43,456	34,018

Other assets
Nonperforming operating leases	1,799	4,045

Foreclosed and repossessed assets:
Commercial finance	1,483	9,957
Total	1,483	9,957

Total other assets	3,282	14,002

Total nonperforming assets	$46,738	$48,020
Total as a percentage of total assets	0.48%	0.79%

At March 31, 2021, nonperforming loans and leases totaled $43.5 million, representing 1.17% of total loans and leases, compared to $34.0 million, or 0.97% of total loans and leases at September 30, 2020.

As of March 31, 2021, $66.5 million of the loans and leases that were granted deferral payments by the Company were still in their deferment period. As of September 30, 2020, loans and leases totaling $170.0 million were within their deferment period.

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

On the basis of management’s review of its loans, leases, and other assets, at March 31, 2021, the Company had classified $79.4 million of its assets as substandard, $2.4 million as doubtful and none as loss. At September 30, 2020, the Company classified $61.6 million of its assets as substandard, $6.3 million as doubtful and none as loss.

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

The ACL represents management’s estimate of current credit losses expected to be incurred by the loan and lease portfolio over the life of each financial asset as of the balance sheet date. The Company individually evaluates loans and leases that do not share similar risk characteristics with other financial assets for impairment, generally this means loans and leases identified as troubled debt restructurings or loans and leases on nonaccrual status. All other loans and leases are evaluated collectively for impairment. A reserve for unfunded credit commitments such as letters of credit and binding unfunded loan commitments is recorded in other liabilities on the Condensed Consolidated Statements of Financial Condition.

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

At March 31, 2021, the Company had established an ACL totaling $98.9 million, compared to $56.2 million at September 30, 2020. The increase in the allowance at March 31, 2021 was driven primarily by the adoption of the CECL accounting standard noted above, along with the seasonal allowance build in the tax services portfolio. The CECL methodology requires loss estimates for the remaining estimated life of the assets to be measured using historical loss data, adjustments for current conditions, and adjustments for reasonable and supportable forecasts of future economic conditions, which led to the increase in the ACL as of the October 1, 2020 adoption date.

The following table presents the Company's allowance for loan and lease losses as a percentage of its total loans and leases.

	As of the Period Ended
	March 31, 2021	December 31, 2020	October 1, 2020(1)	September 30, 2020	June 30, 2020	March 31, 2020
Commercial finance	1.77%	1.88%	1.85%	1.30%	1.36%	1.28%
Consumer finance	4.70%	4.39%	4.31%	1.64%	1.75%	1.74%
Tax services	12.90%	1.53%	0.06%	0.06%	59.67%	22.22%
Warehouse finance	0.10%	0.10%	0.10%	0.10%	0.10%	0.10%
National Lending	2.57%	1.89%	1.86%	1.20%	1.68%	1.92%
Community Banking	4.03%	4.01%	3.37%	4.59%	2.55%	1.49%
Total loans and leases	2.71%	2.10%	2.08%	1.70%	1.88%	1.81%

(1) Represents the Company's allowance coverage ratio upon the adoption of the Accounting Standards Update 2016-13 using September 30, 2020 loan and lease and allowance balances plus the CECL allowance adjustment.

Management closely monitors economic developments and considers these factors when assessing the appropriateness of its ACL. The Company's allowance for credit losses as a percentage of total loans and leases increased to 2.71% at March 31, 2021 from 2.10% at December 31, 2020. The increase in the total loans and leases coverage ratio was primarily driven by the seasonal tax services loan portfolio. The coverage ratios for the other non-tax-related loan categories remained relatively similar to the December 31, 2020 quarter. The change in the year-over-year tax services coverage ratio is primarily due to higher outstanding principal balances as of March 31, 2021 due in large part to the delayed start to the 2021 tax season. The increase from September 30, 2020 to December 31, 2020 was primarily due to the adoption of ASU 2016-13 on October 1, 2020. The Company expects to continue to diligently monitor the ACL and adjust as necessary in future periods to maintain an appropriate and supportable level.

Management believes that, based on a detailed review of the loan and lease portfolio, historic loan and lease losses, current economic conditions, the size of the loan and lease portfolio and other factors, the level of the ACL at March 31, 2021 reflected an appropriate allowance against inherent credit losses from the lending portfolio. Although the Company maintains its ACL at a level it considers to be appropriate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan and lease losses will not be required in future periods. In addition, the Company’s determination of the ACL is subject to review by the OCC, which can require the establishment of additional general or specific allowances.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within these financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Management has identified its critical accounting policies, which are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations, and include those for the ACL, goodwill and identifiable intangible assets. These policies involve complex and subjective decisions and assessments. Some of these estimates may be uncertain at the time they are made, could change from period to period, and could have a material impact on the financial statements. A discussion of the Company’s critical accounting policies and estimates can be found in the Company's Annual Report on Form 10-K for the year ended September 30, 2020. There were no significant changes to these critical accounting policies and estimates during the first six months of fiscal 2021.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, derived principally through its payments divisions, borrowings, principal and interest payments on loans and mortgage-backed securities, and maturing investment securities. In addition, the Company utilizes wholesale deposit sources to provide temporary funding when necessary or when favorable terms are available. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are influenced by the level of interest rates, general economic conditions and competition. The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses. At March 31, 2021, the Company had commitments to originate and purchase loans and unused lines of credit totaling $1.28 billion. The Company believes that loan repayments and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined). At March 31, 2021, both the Bank and the Company remained above the applicable federal regulatory minimum capital requirements, continued to be classified as well-capitalized, and remained in good standing with the regulatory agencies. A temporary exemption was granted by the OCC related to the financial impacts of distributing prepaid debit cards as part of the EIP program. The Company and the Bank made the accumulated other comprehensive income (“AOCI”) opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.

The tables below include certain non-GAAP financial measures that are used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies. Management reviews these measures along with other measures of capital as part of its financial analysis.

			Minimum to be	Minimum to be
			Adequately	Well Capitalized
			Capitalized Under	Under Prompt
			Prompt Corrective	Corrective Action
At March 31, 2021	Company	Bank	Action Provisions	Provisions
Tier 1 leverage capital ratio	4.75%	5.47%	4.00%	5.00%
Common equity Tier 1 capital ratio	11.29%	13.39%	4.50%	6.50%
Tier 1 capital ratio	11.63%	13.40%	6.00%	8.00%
Total capital ratio	14.65%	14.66%	8.00%	10.00%

The following table provides certain non-GAAP financial measures used to compute certain of the ratios included in the table above, as well as a reconciliation of such non-GAAP financial measures to the most directly comparable financial measure in accordance with GAAP:

(Dollars in Thousands)	Standardized Approach(1) March 31, 2021
Total stockholders' equity	$835,258
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	301,602
LESS: Certain other intangible assets	36,779
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	19,306
LESS: Net unrealized gains on available-for-sale securities	12,458
LESS: Noncontrolling interest	1,092
ADD: Adoption of Accounting Standards Update 2016-13	10,439
Common Equity Tier 1 Capital (1)	474,460
Long-term borrowings and other instruments qualifying as Tier 1	13,661
Tier 1 minority interest not included in common equity tier 1 capital	690
Total Tier 1 Capital	488,811
Allowance for loan and lease losses	53,232
Subordinated debentures (net of issuance costs)	73,892
Total Capital	$615,935
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

(Dollars in Thousands)	March 31, 2021
Total Stockholders' Equity	$835,258
LESS: Goodwill	309,505
LESS: Intangible assets	36,903
Tangible common equity	488,850
LESS: AOCI	12,809
Tangible common equity excluding AOCI	$476,041

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

CONTRACTUAL OBLIGATIONS

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations" in the Company’s Annual Report on Form 10-K for its fiscal year ended September 30, 2020 for a summary of our contractual obligations as of September 30, 2020. There were no material changes outside the ordinary course of our business in contractual obligations from September 30, 2020 through March 31, 2021.

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

For discussion of the Company’s off-balance sheet financing arrangements at March 31, 2021, see Note 15 to our Condensed Consolidated Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q. Depending on the extent to which the commitments or contingencies described in Note 15 occur, the effect on the Company’s capital and net income could be significant.

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

The Company uses two approaches to model interest rate risk: Earnings at Risk (“EAR analysis”) and Economic Value of Equity (“EVE analysis”). Under EAR analysis, net interest income is calculated for each interest rate scenario and compared to the net interest income forecast in the base case. EAR analysis measures the sensitivity of interest-sensitive earnings over a one-year minimum time horizon. The results are affected by projected rates, prepayments, caps and floors. Management exercises its best judgment in making assumptions regarding events that management can influence, such as non-contractual deposit re-pricing, as well as events outside of management's control, such as customer behavior on loan and deposit activity and the effect that competition has on both lending and deposit pricing. These assumptions are subjective and, as a result, net interest income simulation results will differ from actual results due to the timing, magnitude, and frequency of interest rate changes, changes in market conditions, customer behavior and management strategies, among other factors. The Company performs various sensitivity analyses on assumptions of deposit attrition and deposit re-pricing, as well as market-implied forward rates and various likely and extreme interest rate scenarios, including rapid and gradual interest rate ramps, rate shocks and yield curve twists.

The EAR analysis used in the following table reflects the required analysis used no less than quarterly by management. It models basis point parallel shifts in market interest rates over the next one-year period. The following table shows the results of the scenarios as of March 31, 2021:

Net Sensitive Earnings at Risk
		Change in Interest Income/Expense for a given change in interest rates
		Over / (Under) Base Case Parallel Shift
(Dollars in Thousands)	Book Value	-100	Base	+100	+200	+300	+400
Total interest-sensitive income	8,977,458	250,419	264,575	321,081	378,148	436,165	494,270
Total interest-sensitive expense	721,961	819	960	2,196	3,481	4,831	6,244
Net interest-sensitive income	8,255,497	249,600	263,615	318,885	374,667	431,334	488,026

Percentage change from base	—	-5.3%	—%	21.0%	42.1%	63.6%	85.1%

The EAR analysis reported at March 31, 2021, shows that Total Interest Sensitive Income will change more rapidly than Total Interest Sensitive Expense over the next year. IRR is a snapshot in time. The Company’s business and deposits are predictably cyclical on a weekly, monthly and yearly basis. The Company’s static IRR results could vary depending on which day of the week the month ends, primarily related to payroll processing and timing of when certain programs are prefunded and when the funds are received.
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
The EVE analysis used in the following table reflects the required analysis used no less than quarterly by management. It models immediate basis point parallel shifts in market interest rates. The following table shows the results of the scenarios as March 31, 2021:

Economic Value Sensitivity
	Standard (Parallel Shift)
	Economic Value of Equity at Risk %
	-100	+100	+200	+300	+400
Percentage change from base	-15.1%	13.0%	23.7%	33.0%	41.6%

The EVE at risk reported at March 31, 2021 shows that the economic value of equity position is expected to benefit from rising interest rates due to the large amount of noninterest-bearing funding.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management evaluated the Company's disclosure controls and procedures. The evaluation was performed under the direction of the Company's Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of March 31, 2021, of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2021, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Based on this evaluation, management concluded that, as of the end of the period covered by this report, there were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the fiscal second quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting except as set forth above.

META FINANCIAL GROUP, INC.
PART II - OTHER INFORMATION

FORM 10-Q

Item 1. Legal Proceedings

See “Legal Proceedings” under Note 15 to the "Notes to Condensed Consolidated Financial Statements" which is incorporated herein by reference.

Item 1A. Risk Factors

A description of our risk factors can be found in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. There were no material changes to those risk factors during the six months ended March 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities.

Meta's Board of Directors authorized a 7,500,000 share repurchase program on November 20, 2019 that is scheduled to expire on December 31, 2022. The share repurchase program became effective on November 21, 2019. The Company suspended its share repurchase activity in March 2020 and resumed repurchase activity during September 2020. The table below sets forth information regarding repurchases of our common stock during the fiscal 2021 second quarter.

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(1)(2)	Total Number Of Shares Purchased As Part of Publicly Announced Plans Or Programs	Maximum Number Of Shares that may yet be Purchased Under the Plans or Programs
January 1 to 31	387,284	$38.69	387,284	1,897,873
February 1 to 28	351,978	42.74	347,700	1,550,173
March 1 to 31	742	44.95	—	1,550,173
Total	740,004		734,984
(1) A portion of these shares were acquired in satisfaction of the tax withholding obligations of holders of restricted stock unit awards, which vested during the quarter.
(2) The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Section 302 certification of Chief Executive Officer.

31.2	Section 302 certification of Chief Financial Officer.

32.1	Section 906 certification of Chief Executive Officer.

32.2	Section 906 certification of Chief Financial Officer.

101	The following financial information from the Company's Quarterly Report on Form 10-q for the quarter ended March 31, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Condensed Consolidated Statements of Financial Condition, iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements, tagged in summary and in detail.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).

META FINANCIAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

META FINANCIAL GROUP, INC.

Date: May 6, 2021	By:	/s/ Bradley C. Hanson
Bradley C. Hanson,
President, Chief Executive Officer and Director

Date: May 6, 2021	By:	/s/ Glen W. Herrick
Glen W. Herrick, Executive Vice President
and Chief Financial Officer