Form 10-Q
period 2021-06-30
META FINANCIAL GROUP INC
filed 2021-08-09
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

(877) 497-7497
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at August 2, 2021:
Common Stock, $.01 par value	31,920,165	Shares
Nonvoting Common Stock, $.01 par value	0	Nonvoting shares

META FINANCIAL GROUP, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

(Dollars in Thousands, Except Share and Per Share Data)	June 30, 2021	September 30, 2020
ASSETS	(Unaudited)	(Audited)
Cash and cash equivalents	$720,243	$427,367
Investment securities available for sale, at fair value	854,023	814,495
Mortgage-backed securities available for sale, at fair value	1,063,582	453,607
Investment securities held to maturity, at cost	60,228	87,183
Mortgage-backed securities held to maturity, at cost	4,019	5,427
Loans held for sale	87,905	183,577
Loans and leases	3,496,670	3,322,765
Allowance for credit losses	(91,208)	(56,188)
Federal Reserve Bank and Federal Home Loan Bank stocks, at cost	28,433	27,138
Accrued interest receivable	16,230	16,628
Premises, furniture, and equipment, net	44,107	41,608
Rental equipment, net	211,368	205,964
Bank-owned life insurance	94,142	92,315
Foreclosed real estate and repossessed assets. net	1,204	9,957
Goodwill	309,505	309,505
Intangible assets	34,898	41,692
Prepaid assets	7,482	8,328
Deferred taxes, net	20,072	17,723
Other assets	88,909	82,983

Total assets	$7,051,812	$6,092,074

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing checking	5,385,569	4,356,630
Interest-bearing checking	255,509	157,571
Savings deposits	93,608	47,866
Money market deposits	63,920	48,494
Time certificates of deposit	11,425	20,223
Wholesale deposits	78,840	348,416
Total deposits	5,888,871	4,979,200
Short-term borrowings	—	—
Long-term borrowings	93,634	98,224
Accrued interest payable	1,853	1,923
Accrued expenses and other liabilities	190,821	165,419
Total liabilities	6,175,179	5,244,766

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued and no shares outstanding at June 30, 2021 and September 30, 2020, respectively	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 32,123,004 and 34,479,164 shares issued, 31,919,780 and 34,360,890 shares outstanding at June 30, 2021 and September 30, 2020, respectively	319	344
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at June 30, 2021 and September 30, 2020, respectively	—	—
Additional paid-in capital	602,720	594,569
Retained earnings	262,578	234,927
Accumulated other comprehensive income	15,222	17,542
Treasury stock, at cost, 203,224 and 118,274 common shares at June 30, 2021 and September 30, 2020, respectively	(5,696)	(3,677)
Total equity attributable to parent	875,143	843,705
Noncontrolling interest	1,490	3,603
Total stockholders’ equity	876,633	847,308

Total liabilities and stockholders’ equity	$7,051,812	$6,092,074
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands, Except Share and Per Share Data)	2021	2020	2021	2020
Interest and dividend income:
Loans and leases, including fees	$62,287	$59,911	$192,415	$199,107
Mortgage-backed securities	3,446	2,269	8,176	7,151
Other investments	4,250	5,226	13,207	18,176
	69,983	67,406	213,798	224,434
Interest expense:
Deposits	188	3,130	1,429	20,712
FHLB advances and other borrowings	1,320	2,139	4,045	9,197
	1,508	5,269	5,474	29,909

Net interest income	68,475	62,137	208,324	194,525

Provision for credit losses	4,612	15,093	40,991	55,796

Net interest income after provision for credit losses	63,863	47,044	167,333	138,729

Noninterest income:
Refund transfer product fees	12,073	4,595	35,400	33,726
Tax advance product fees	891	28	47,413	31,840
Payment card and deposit fees	29,203	21,302	81,641	65,957
Other bank and deposit fees	338	214	709	1,083
Rental income	9,976	11,231	29,707	34,682
Net gain realized on investment securities	—	—	6	—
Gain on divestitures	—	—	—	19,275
Gain (loss) on sale of other	5,955	1,214	10,935	969
Other income	4,017	2,464	15,550	11,512
Total noninterest income	62,453	41,048	221,361	199,044

Noninterest expense:
Compensation and benefits	38,604	32,102	114,867	100,631
Refund transfer product expense	2,435	(139)	8,642	7,482
Tax advance product expense	(25)	(11)	2,534	2,820
Card processing	6,809	7,128	20,138	19,432
Occupancy and equipment expense	7,381	6,502	21,017	20,169
Operating lease equipment depreciation	8,122	8,536	23,122	25,237
Legal and consulting	5,680	4,660	16,972	15,242
Intangible amortization	2,013	2,636	6,784	8,714
Impairment expense	505	—	2,217	750
Other expense	9,999	9,827	33,775	38,291
Total noninterest expense	81,523	71,241	250,068	238,768

Income before income tax expense	44,793	16,851	138,626	99,005

Income tax expense (benefit)	4,934	(2,426)	9,600	3,870

Net income before noncontrolling interest	39,859	19,277	129,026	95,135
Net income attributable to noncontrolling interest	1,158	1,087	3,221	3,573
Net income attributable to parent	$38,701	$18,190	$125,805	$91,562

Earnings per common share
Basic	$1.21	$0.53	$3.87	$2.54
Diluted	$1.21	$0.53	$3.87	$2.54
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands)	2021	2020	2021	2020
Net income before noncontrolling interest	$39,859	$19,277	$129,026	$95,135

Other comprehensive income (loss):
Change in net unrealized gain (loss) on debt securities	3,081	8,067	(3,996)	2,576
Net (gain) realized on investment securities	—	—	(6)	—
	3,081	8,067	(4,002)	2,576
Unrealized gain (loss) on currency translation	121	295	692	(269)
Deferred income tax effect	789	2,021	(990)	651
Total other comprehensive income (loss)	2,413	6,341	(2,320)	1,656
Total comprehensive income	42,272	25,618	126,706	96,791
Total comprehensive income attributable to noncontrolling interest	1,158	1,087	3,221	3,573
Comprehensive income attributable to parent	$41,114	$24,531	$123,485	$93,218
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)	Meta Financial Group, Inc. Stockholders' Equity
Three Months Ended June 30, 2021	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Meta Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance, March 31, 2021	$319	$601,222	$225,471	$12,809	$(5,655)	$834,166	$1,092	$835,258
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,594)	—	—	(1,594)	—	(1,594)
Shares repurchased	—	—	—	—	(41)	(41)	—	(41)
Stock compensation	—	1,498	—	—	—	1,498	—	1,498
Total other comprehensive income	—	—	—	2,413	—	2,413	—	2,413
Net income	—	—	38,701	—	—	38,701	1,158	39,859
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(760)	(760)
Balance, June 30, 2021	$319	$602,720	$262,578	$15,222	$(5,696)	$875,143	$1,490	$876,633

Three Months Ended June 30, 2020
Balance, March 31, 2020	$346	$590,682	$212,027	$1,654	$(3,397)	$801,312	$3,762	$805,074
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,717)	—	—	(1,717)	—	(1,717)
Issuance of common shares due to exercise of stock options	—	88	—	—	—	88	—	88
Shares repurchased	—	—	—	—	(15)	(15)	—	(15)
Stock compensation	—	1,923	—	—	—	1,923	—	1,923
Total other comprehensive income	—	—	—	6,341	—	6,341	—	6,341
Net income	—	—	18,190	—	—	18,190	1,087	19,277
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(1,062)	(1,062)
Balance, June 30, 2020	$346	$592,693	$228,500	$7,995	$(3,412)	$826,122	$3,787	$829,909

(Dollars in Thousands, Except Share and Per Share Data)	Meta Financial Group, Inc. Stockholders' Equity
Nine Months Ended June 30, 2021	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Meta Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance, September 30, 2020	$344	$594,569	$234,927	$17,542	$(3,677)	$843,705	$3,603	$847,308
Adoption of Accounting Standards Update 2016-13, net of income taxes	—	—	(8,351)	—	—	(8,351)	(2,452)	(10,803)
Cash dividends declared on common stock ($0.15 per share)	—	—	(4,804)	—	—	(4,804)	—	(4,804)
Issuance of common shares due to ESOP	2	3,034	—	—	—	3,036	—	3,036
Shares repurchased	(27)	27	(84,999)	—	(2,019)	(87,018)	—	(87,018)
Stock compensation	—	5,090	—	—	—	5,090	—	5,090
Total other comprehensive (loss)	—	—	—	(2,320)	—	(2,320)	—	(2,320)
Net income	—	—	125,805	—	—	125,805	3,221	129,026
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(2,882)	(2,882)
Balance, June 30, 2021	$319	$602,720	$262,578	$15,222	$(5,696)	$875,143	$1,490	$876,633

Nine Months Ended June 30, 2020
Balance, September 30, 2019	$378	$580,826	$252,813	$6,339	$(445)	$839,911	$4,047	$843,958
Cash dividends declared on common stock ($0.15 per share)	—	—	(5,370)	—	—	(5,370)	—	(5,370)
Issuance of common shares due to exercise of stock options	—	293	—	—	—	293	—	293
Issuance of common shares due to restricted stock	2	—	—	—	—	2	—	2
Issuance of common shares due to ESOP	1	3,219	—	—	—	3,220	—	3,220
Shares repurchased	(35)	35	(110,505)	—	(2,967)	(113,472)	—	(113,472)
Stock compensation	—	8,320	—	—	—	8,320	—	8,320
Total other comprehensive income	—	—	—	1,656	—	1,656	—	1,656
Net income	—	—	91,562	—	—	91,562	3,573	95,135
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(3,833)	(3,833)
Balance, June 30, 2020	$346	$592,693	$228,500	$7,995	$(3,412)	$826,122	$3,787	$829,909
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30,
(Dollars in Thousands)	2021	2020
Cash flows from operating activities:
Net income before noncontrolling interest	$129,026	$95,135
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	43,561	46,123
Stock compensation	5,090	8,320
Provision (recovery):
Credit losses	40,991	55,796
Deferred taxes	(1,360)	2,289
Loans held for sale:
Originations	(472,935)	(63,396)
Proceeds from sales	694,063	168,814
Net change	2,495	22,612
Fair value adjustment of foreclosed real estate	481	568
Net realized (gain) loss):
Other assets	28	361
Divestitures	—	(19,275)
Foreclosed real estate and repossessed assets	(4)	5,039
Securities available for sale, net	(6)	—
Loans held for sale	(9,804)	(4,069)
Lease receivables and equipment	(1,076)	(2,302)
Net change:
Other assets	(3,742)	(20,623)
Deposits held for sale	—	1,535
Accrued interest payable	(70)	(5,082)
Accrued expenses and other liabilities	25,402	(10,218)
Accrued interest receivable	398	1,738
Change in bank-owned life insurance value	(1,827)	(1,870)
Impairment on assets held for sale	—	242
Net cash provided by operating activities	450,711	281,737

Cash flows from investing activities:
Securities available for sale:
Purchases	(976,502)	(60,024)
Proceeds from sales	50,468	—
Proceeds from maturities and principal repayments	266,673	166,477
Securities held to maturity:
Proceeds from maturities and principal repayments	27,041	28,642
Loans and leases:
Purchases	(145,639)	(120,406)
Proceeds from sales	13,822	3,099
Net change	(177,944)	(73,360)
Proceeds from sales of foreclosed real estate and repossessed assets	8,285	23,086
Federal Reserve Bank and Federal Home Loan Bank stock:
Purchases	(1,295)	(472,000)
Redemption	—	471,080
Rental equipment:
Purchases	(36,800)	(48,279)
Proceeds from sales	11,744	13,262
Net change	(2,303)	2,625
Premises, furniture, and equipment:
Purchases	(9,448)	(8,573)
Proceeds from sales	86	—
Proceeds from divestitures	—	3,498
Net cash (used in) investing activities	(971,812)	(70,873)

Cash flows from financing activities:
Net change:
Checking, savings, and money market deposits	1,188,046	4,440,032
Time certificates of deposit	(8,798)	(84,285)

Wholesale deposits	(269,576)	(813,495)
FHLB and other borrowings	—	(165,000)
Federal funds	—	(477,000)
Securities sold under agreements to repurchase	—	(4,019)
Distribution to noncontrolling interest	(2,882)	(3,833)
Proceeds from other liabilities	80	1,633
Principal payments:
Other liabilities	(4,775)	(5,977)
Capital lease obligations	(24)	(1,729)
Cash dividends paid	(4,804)	(5,370)
Issuance of common stock due to ESOP	3,036	3,220
Issuance of common stock due to restricted stock	—	2
Proceeds from exercise of stock options and issuance of common stock	—	293
Shares repurchased	(87,018)	(113,472)
Net cash provided by financing activities	813,285	2,771,000

Effect of exchange rate changes on cash	692	(268)

Net change in cash and cash equivalents	292,876	2,981,596

Cash and cash equivalents at beginning of fiscal year	427,367	126,545
Cash and cash equivalents at end of fiscal period	$720,243	$3,108,141

	Nine Months Ended June 30,
(Dollars in Thousands)	2021	2020
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,544	$34,991
Income taxes	4,147	5,775
Franchise taxes	200	231
Other taxes	671	492

Supplemental schedule of non-cash investing activities:
Transfers
Loans and leases to foreclosed real estate and repossessed assets	9	5,983
Loans and leases to rental equipment	14,844	(573)
Rental equipment to loan and leases	14,014	691
Loans and leases to held for sale	118,037	325,092
Other assets to held for sale	—	7,858
Deposits to held for sale	—	288,975
Recognition of operating lease ROU assets, net of measurements	12,954	27,019
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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three and nine months ended June 30, 2021 are not necessarily indicative of the results expected for the fiscal year ending September 30, 2021.

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

Securities Impairment. The Company evaluates investment securities held-to-maturity for credit losses on a quarterly basis and records any such losses as a component of provision for credit losses in the Condensed Consolidated Statements of Operations. The Company has concluded that its portfolio as of June 30, 2021 has a zero risk of credit loss due to the U.S. Government financial guarantees underlying the securities within the held-to-maturity portfolio and as a result has not recorded an allowance for credit loss.

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

NOTE 3. SIGNIFICANT EVENTS

COVID-19 Pandemic

The COVID-19 pandemic began impacting the U.S. and global economies in the first calendar quarter of 2020, with significant deterioration of macroeconomic conditions and markets into 2021. In response to the impacts of COVID-19, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") on March 27, 2020. In addition to the CARES Act, the U.S. federal government enacted the Consolidated Appropriations Act of 2021 ("CAA") on December 27, 2020 and the American Rescue Plan Act of 2021 ("ARP Act") on March 11, 2021, which provide additional COVID-19 relief to American families and business.

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

In response to the COVID-19 pandemic impact on customers, the Company engaged and continues to engage in more frequent communication with borrowers to better understand their situation and challenges and offered credit-worthy borrowers experiencing temporary hardship certain loan and lease modifications ("COVID modifications"), such as payment deferrals, as a result of interagency guidance issued on March 22, 2020 encouraging companies to work with customers impacted by COVID-19. The Company elected to treat COVID modifications on leases as part of the enforceable rights and obligations of the parties under the existing lease contract, resulting in these payment deferrals being treated as variable lease payments under the existing lease versus lease modifications. Additionally, for COVID modifications on loans, the Company adjusted its effective interest rate to reflect the payment deferral modification and continued accruing interest during this period. Short-term modifications made on a good faith basis in response to COVID-19 borrowers whose payments were current prior to any relief, are not to be considered troubled debt restructurings, and will not be considered delinquent so long as they meet their revised obligations under the modification agreement.

The table below presents the outstanding balances of active COVID-19 related modifications.

	As of the Period Ended
(Dollars in Thousands)	June 30, 2021	March 31, 2021	December 31, 2020
National Lending
Term lending	$2,955	$5,460	$18,321
Asset based lending	—	—	1,124
Lease financing	275	379	1,637
Commercial finance	3,230	5,839	21,082
Consumer credit products	19	301	1,210
Other consumer finance	1,609	1,627	2,682
Consumer finance	1,628	1,928	3,892
Total National Lending	4,858	7,767	24,974
Community Banking
Commercial real estate and operating	36,632	58,707	60,319
Total Community Banking	36,632	58,707	60,319
Total loans and leases	41,490	66,474	85,293
Total COVID-19 related modifications	$41,490	$66,474	$85,293

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

The Company entered a servicing agreement with Central Bank for the retained Community Bank loan portfolio that became effective on the Closing Date. The Company recognized $2.2 million and $1.4 million in servicing fee expense during the nine months ended June 30, 2021 and 2020, respectively, and $3.5 million for the fiscal year ended September 30, 2020.

Since the Closing Date, the Company has entered into subsequent loan portfolio sale agreements with Central Bank. The Company sold no additional loans from the retained Community Bank portfolio in the three months ended June 30, 2021 and 2020, and $233.0 million and none for the nine months ended June 30, 2021 and 2020, respectively. The sales did not result in any significant gains or losses to the Condensed Consolidated Statements of Operations.

As of June 30, 2021, the Company had $18.1 million of community bank loans classified as held for sale and expects to sell those loans in the upcoming fourth fiscal quarter. See Note 6. Loans and Leases, Net for additional information.

NOTE 5. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale ("AFS") and held to maturity ("HTM") debt securities are presented below.

	Securities Available For Sale
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At June 30, 2021
Debt securities AFS
SBA securities	$162,922	$6,263	$—	$169,185
Obligations of states and political subdivisions	2,758	8	—	2,766
Non-bank qualified obligations of states and political subdivisions	267,031	7,423	(104)	274,350
Asset-backed securities	405,857	2,760	(895)	407,722
Mortgage-backed securities	1,059,321	9,866	(5,605)	1,063,582
Total debt securities AFS	$1,897,889	$26,320	$(6,604)	$1,917,605
At September 30, 2020
Debt securities AFS
SBA securities	$159,722	$5,391	$(158)	$164,955
Obligations of states and political subdivisions	825	16	—	841
Non-bank qualified obligations of states and political subdivisions	314,819	8,978	(23)	323,774
Asset-backed securities	329,139	2,015	(6,229)	324,925
Mortgage-backed securities	439,879	14,567	(839)	453,607
Total debt securities AFS	$1,244,384	$30,967	$(7,249)	$1,268,102

	Securities Held To Maturity
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At June 30, 2021
Debt securities HTM
Non-bank qualified obligations of states and political subdivisions	$60,228	$1,104	$(2)	$61,330
Mortgage-backed securities	4,019	72	—	4,091
Total debt securities HTM	$64,247	$1,176	$(2)	$65,421
At September 30, 2020
Debt securities HTM
Non-bank qualified obligations of states and political subdivisions	$87,183	$1,040	$(29)	$88,194
Mortgage-backed securities	5,427	124	—	5,551
Total debt securities HTM	$92,610	$1,164	$(29)	$93,745

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in Thousands)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
At June 30, 2021
Debt securities AFS
Non-bank qualified obligations of states and political subdivisions	24,357	(104)	—	—	24,357	(104)
Asset-backed securities	124,158	(234)	94,726	(661)	218,884	(895)
Mortgage-backed securities	695,230	(4,207)	55,415	(1,398)	750,645	(5,605)
Total debt securities AFS	$843,745	$(4,545)	$150,141	$(2,059)	$993,886	$(6,604)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in Thousands)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
At September 30, 2020
Debt securities AFS
SBA securities	$32,257	$(102)	$9,875	$(56)	$42,132	$(158)
Non-bank qualified obligations of states and political subdivisions	6,265	(6)	3,103	(17)	9,368	(23)
Asset-backed securities	106,474	(1,089)	178,686	(5,140)	285,160	(6,229)
Mortgage-backed securities	138,338	(839)	—	—	138,338	(839)
Total debt securities AFS	$283,334	$(2,036)	$191,664	$(5,213)	$474,998	$(7,249)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in Thousands)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
At June 30, 2021
Debt securities HTM
Non-bank qualified obligations of states and political subdivisions	2,859	(2)	—	—	2,859	(2)
Total debt securities HTM	$2,859	$(2)	$—	$—	$2,859	$(2)

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in Thousands)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
At September 30, 2020
Debt securities HTM
Non-bank qualified obligations of states and political subdivisions	$7,397	$(9)	$3,637	$(20)	$11,034	$(29)
Total debt securities HTM	$7,397	$(9)	$3,637	$(20)	$11,034	$(29)

The adoption of CECL was inconsequential to debt securities AFS. At June 30, 2021, there were no ACL for debt securities AFS. At June 30, 2021, there were 49 securities AFS in an unrealized loss position. Management assessed each investment security with unrealized losses for credit impairment and determined substantially all unrealized losses on these securities were due to credit spreads and interest rates versus credit impairment. As part of that assessment, management evaluated and concluded that it is more-likely-than-not that the Company will not be required and does not intend to sell any of the securities prior to recovery of the amortized cost.

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

	At June 30, 2021		At September 30, 2020
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities AFS at Fair Value
Due in one year or less	$245	$245	$1,385	$1,398
Due after one year through five years	17,884	18,467	20,805	21,769
Due after five years through ten years	53,273	55,337	32,441	34,025
Due after ten years	767,166	779,974	749,874	757,303
	838,568	854,023	804,505	814,495
Mortgage-backed securities	1,059,321	1,063,582	439,879	453,607
Total securities AFS, at fair value	$1,897,889	$1,917,605	$1,244,384	$1,268,102

	At June 30, 2021		At September 30, 2020
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities HTM at Fair Value
Due after ten years	$60,228	$61,330	$87,183	$88,194
	60,228	61,330	87,183	88,194
Mortgage-backed securities	4,019	4,091	5,427	5,551
Total securities HTM, at cost	$64,247	$65,421	$92,610	$93,745

Other investments, at cost, include equity securities without a readily determinable fair value, which are included in other assets on the Condensed Consolidated Statements of Financial Condition, and shares of stock in the Federal Reserve Bank (the "FRB") of Minneapolis and the FHLB of Des Moines.

Equity Securities
Equity securities without a readily determinable fair value totaled $14.7 million at June 30, 2021 and $11.0 million at September 30, 2020.

FRB Stock
The Bank is required by federal law to subscribe to capital stock (divided into shares of $100 each) as a member of the FRB of Minneapolis with an amount equal to six per centum of the paid-up capital stock and surplus. One-half of the subscription is paid at time of application, and one-half is subject to call of the Board of Governors of the Federal Reserve System. FRB of Minneapolis stock held by the Bank totaled $19.7 million at June 30, 2021 and September 30, 2020. These equity securities are 'restricted' in that they can only be owned by member banks.

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

The FHLB stock is carried at cost since it is generally redeemable at par value. The carrying value of the stock held at the FHLB was $8.8 million and $7.5 million at June 30, 2021 and September 30, 2020, respectively.

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

Equity Security Impairment
For investments held at cost, impairment is evaluated on at least an annual basis on the recoverability of the par value. All other equity investments, including those under the equity method, are reviewed for other-than-temporary impairment on at least a quarterly basis. The Company recognized $2.0 million in impairment recognized for such investments for the nine months ended June 30, 2021.

NOTE 6. LOANS AND LEASES, NET

Loans and leases consist of the following:

(Dollars in Thousands)	June 30, 2021	September 30, 2020
National Lending
Term lending	$920,279	$805,323
Asset based lending	263,237	182,419
Factoring	320,629	281,173
Lease financing	282,940	281,084
Insurance premium finance	417,652	337,940
SBA/USDA	263,709	318,387
Other commercial finance	118,081	101,658
Commercial finance	2,586,527	2,307,984
Consumer credit products	105,440	89,809
Other consumer finance	122,316	134,342
Consumer finance	227,756	224,151
Tax services	41,268	3,066
Warehouse finance	335,704	293,375
Total National Lending	3,191,255	2,828,576
Community Banking
Commercial real estate and operating	294,810	457,371
Consumer one-to-four family real estate and other	1,349	16,486
Agricultural real estate and operating	7,825	11,707
Total Community Banking	303,984	485,564
Total loans and leases	3,495,239	3,314,140
Net deferred loan origination costs (fees)	1,431	8,625
Total gross loans and leases	3,496,670	3,322,765
Allowance for credit losses	(91,208)	(56,188)
Total loans and leases, net	$3,405,462	$3,266,577

During the nine months ended June 30, 2021, the Company transferred $118.0 million of Community Banking loans to held for sale. During the nine months ended June 30, 2020, the Company transferred $325.1 million of Community Banking loans to held for sale.

During the nine months ended June 30, 2021 and 2020, the Company originated $472.9 million of other consumer finance, SBA/USDA, and consumer credit product loans as held for sale and $63.4 million of SBA/USDA and consumer credit product loans as held for sale, respectively.

The Company sold held for sale loans resulting in proceeds of $694.1 million and gains on sale of $9.8 million during the nine months ended June 30, 2021. The Company sold held for sale loans resulting in proceeds of $440.5 million and gains on sale of $7.0 million during the nine months ended June 30, 2020.

Loans purchased and sold by portfolio segment, including participation interests, for the three and nine months ended were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands)	2021	2020	2021	2020
Loans Purchased
Loans held for investment:
Total National Lending	$46,153	$—	$142,389	$103,888
Total Community Banking	403	2,728	3,250	16,518
Total purchases	$46,556	$2,728	$145,639	$120,406
Loans Sold
Loans held for sale:
Total National Lending	$118,132	$8,524	$464,378	$168,814
Total Community Banking	—	—	232,979	271,681
Loans held for investment:
Total Community Banking	1,816	—	13,822	3,099
Total sales	$119,948	$8,524	$711,179	$443,594

Leasing Portfolio. The net investment in direct financing and sales-type leases was comprised of the following:

(Dollars in Thousands)	June 30, 2021	September 30, 2020
Carrying amount	$297,370	$299,487
Unguaranteed residual assets	14,770	17,203
Unamortized initial direct costs	520	2,078
Unearned income	(29,200)	(35,606)
Total net investment in direct financing and sales-type leases	$283,460	$283,162

The carrying amount of direct financing and sales-type leases subject to residual value guarantees was $5.0 million at June 30, 2021.

The components of total lease income were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands)	2021	2020	2021	2020
Interest income - loans and leases
Interest income on net investments in direct financing and sales-type leases	$6,344	$4,496	$17,779	$12,958

Leasing and equipment finance noninterest income
Lease income from operating lease payments	10,047	11,391	29,824	33,857
Profit (loss) recorded on commencement date on sales-type leases	85	103	215	590
Other(1)	901	554	2,657	3,135
Total leasing and equipment finance noninterest income	11,033	12,048	32,696	37,582
Total lease income	$17,377	$16,544	$50,475	$50,540
(1) Other leasing and equipment finance noninterest income consists of gains (losses) on sales of leased equipment, fees and service charges on leases and gains (losses) on sales of leases.

Undiscounted future minimum lease payments receivable for direct financing and sales-type leases and a reconciliation to the carrying amount recorded were as follows:

(Dollars in Thousands)	June 30, 2021
Remaining in 2021	$28,766
2022	108,161
2023	80,606
2024	48,993
2025	22,798
Thereafter	8,046
Equipment under leases not yet commenced	—
Total undiscounted future minimum lease payments receivable for direct financing and sales-type leases	297,370
Third-party residual value guarantees	—
Total carrying amount of direct financing and sales-type lease	$297,370

The Company did not record any contingent rental income from direct financing and sales-type leases in the nine months ended June 30, 2021.

The COVID-19 pandemic began impacting the U.S. and global economies in the first calendar quarter of 2020, with significant deterioration of macroeconomic conditions and markets into 2021. Although macroeconomic conditions and markets have improved since the beginning of 2021, the ultimate impact of this pandemic on the Company's loan and lease portfolio is difficult to predict. Management continues to evaluate the loan and lease portfolio in order to assess the impact on repayment sources and underlying collateral that could result in additional losses and the impact to our customers and businesses as a result of COVID-19 and will refine our estimate as more information becomes available.

Effective October 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs on a modified retrospective basis. Financial information at and for the quarter ended June 30, 2021 is reflected as such. The historical information disclosed is in accordance with Topic 310.

Activity in the allowance for credit losses and balances of loans and leases by portfolio segment was as follows:

	Three Months Ended June 30, 2021
(Dollars in Thousands)	Beginning Balance	Provision (Recovery) for Credit Losses(2)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
National Lending
Term lending	$27,315	$1,199	$(1,998)	$515	$27,031
Asset based lending	1,749	21	—	212	1,982
Factoring	3,210	33	1	17	3,261
Lease financing	6,863	842	(916)	130	6,919
Insurance premium finance	1,326	(1,200)	(120)	1,583	1,589
SBA/USDA	3,300	(171)	—	—	3,129
Other commercial finance	541	183	—	—	724
Commercial finance	44,304	907	(3,033)	2,457	44,635
Consumer credit products	990	21	—	—	1,011
Other consumer finance	10,093	(180)	(2,327)	57	7,643
Consumer finance	11,083	(159)	(2,327)	57	8,654
Tax services	29,146	4,685	(9,505)	17	24,343
Warehouse finance	332	—	—	—	332
Total National Lending	84,865	5,433	(14,865)	2,531	77,964
Community Banking
Commercial real estate and operating	13,965	(767)	—	—	13,198
Consumer one-to-four family real estate and other	17	(13)	—	—	4
Agricultural real estate and operating	45	(3)	—	—	42
Total Community Banking	14,027	(783)	—	—	13,244
Total loans and leases	98,892	4,650	(14,865)	2,531	91,208
Unfunded commitments(1)	779	(38)	—	—	741
Total	$99,671	$4,612	$(14,865)	$2,531	$91,949
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.
(2) As a result of the adoption of CECL, effective October 1, 2020, the provision for credit losses includes the provision for unfunded commitments that was previously included within other noninterest expense.

	Nine Months Ended June 30, 2021
(Dollars in Thousands)	Beginning Balance	Impact of CECL Adoption	Provision (Recovery) for Credit Losses(2)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
National Lending
Term lending	$15,211	$9,999	$8,621	$(7,787)	$987	$27,031
Asset based lending	1,406	164	1,399	(1,199)	212	1,982
Factoring	3,027	987	(1,928)	—	1,175	3,261
Lease financing	7,023	(556)	2,375	(2,264)	341	6,919
Insurance premium finance	2,129	(965)	(609)	(925)	1,959	1,589
SBA/USDA	940	2,720	(532)	—	1	3,129
Other commercial finance	182	364	178	—	—	724
Commercial finance	29,918	12,713	9,504	(12,175)	4,675	44,635
Consumer credit products	845	—	166	—	—	1,011
Other consumer finance	2,821	5,998	1,568	(2,964)	220	7,643
Consumer finance	3,666	5,998	1,734	(2,964)	220	8,654
Tax services	2	—	32,819	(9,505)	1,027	24,343
Warehouse finance	294	(1)	39	—	—	332
Total National Lending	33,880	18,710	44,096	(24,644)	5,922	77,964
Community Banking
Commercial real estate and operating	21,867	(5,616)	(2,909)	(144)	—	13,198
Consumer one-to-four family real estate and other	298	(247)	(47)	—	—	4
Agricultural real estate and operating	143	(74)	(27)	—	—	42
Total Community Banking	22,308	(5,937)	(2,983)	(144)	—	13,244
Total loans and leases	56,188	12,773	41,113	(24,788)	5,922	91,208
Unfunded commitments(1)	32	831	(122)	—	—	741
Total	$56,220	$13,604	$40,991	$(24,788)	$5,922	$91,949
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

Information on impaired loans and leases, all of which are deemed to be collateral dependent and are evaluated individually for the ACL was as follows:

(Dollars in Thousands)	June 30, 2021
National Lending
Term lending	$25,994
Asset based lending	—
Factoring	1,232
Lease financing	2,946
SBA/USDA	600
Commercial finance	30,772
Consumer credit products	2,197
Consumer finance	2,197
Total National Lending	32,969
Community Banking
Commercial real estate and operating	17,896
Consumer one-to-four family real estate and other	110
Agricultural real estate and operating	4,657
Total Community Banking	22,663
Total	$55,632

Information on impaired loans and leases as of September 30, 2020 was as follows:

(Dollars in Thousands)	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans and leases without a specific valuation allowance
National Lending
Term lending	$17,349	$18,823	$—
Asset based lending	3,914	3,914	—
Factoring	3,892	4,967	—
Lease financing	1,797	1,805	—
SBA/USDA	1,436	2,263	—
Commercial finance	28,388	31,772	—
Other consumer finance	1,987	2,104	—
Consumer finance	1,987	2,104	—
Total National Lending	30,375	33,876	—
Community Banking
Consumer one-to-four family real estate and other	104	104	—
Agricultural real estate and operating	6,421	6,421	—
Total Community Banking	6,525	6,525	—
Total	$36,900	$40,401	$—
Loans and leases with a specific valuation allowance
National Lending
Term lending	$8,736	$8,736	$3,155
Asset based lending	1,403	1,403	355
Factoring	1,179	1,191	274
Lease financing	2,900	2,900	1,194
Commercial finance	14,218	14,230	4,978
Total National Lending	14,218	14,230	4,978
Community Banking
Commercial real estate and operating	160	160	141
Total Community Banking Loans	160	160	141
Total	$14,378	$14,390	$5,119

In response to the ongoing COVID-19 pandemic, the Company allowed modifications, such as payment deferrals and temporary forbearances, to credit-worthy borrowers who are experiencing temporary hardship due to the effects of COVID-19. Accordingly, if all payments were less than 30 days past due prior to the onset of the pandemic effects, the loan or lease will not be reported as past due during the deferral or forbearance period. As of June 30, 2021, $41.5 million of loan and lease balances that were granted deferral payments by the Company were still in their deferment period due to performing borrowers experiencing temporary hardship from COVID-19. These modifications consisted solely of payment deferrals ranging from 30 days to six months. These modifications are in line with applicable regulatory guidelines and, therefore, they are not reported as troubled debt restructurings. Other than the loan modifications that are on nonaccrual status, the Company is accruing and recognizing interest income on these modifications during the payment deferral period. The Company continues to regularly assess the collectability of the income on these active deferral relationships and considers adjustments to the accruing status on an individual case basis.

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

The Company has various portfolios of consumer finance and tax services loans that present unique risks. Due to the unique risks associated with these portfolios, the Company monitors other credit quality indicators in their evaluation of the appropriateness of the allowance for credit losses on these portfolios, and as such, these loans are not included in the asset classification table below. The outstanding balances of consumer finance loans and tax services loans were $227.8 million and $41.3 million at June 30, 2021, respectively, and $224.2 million and $3.1 million at September 30, 2020, respectively. The amortized cost basis of loans and leases by asset classification and year of origination was as follows:

	Amortized Cost Basis
(Dollars in Thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
As of June 30, 2021	2021	2020	2019	2018	2017	Prior
Term lending
Pass	$310,845	$333,608	$119,271	$62,381	$4,217	$5,433	$—	$835,755
Watch	6,568	9,609	5,821	450	43	1,397	—	23,888
Special Mention	595	3,934	6,579	1,026	35	1,241	—	13,410
Substandard	7,732	8,347	19,708	4,347	162	359	—	40,655
Doubtful	71	1,207	4,982	311	—	—	—	6,571
Total	325,811	356,705	156,361	68,515	4,457	8,430	—	920,279
Asset based lending
Pass	—	—	—	—	—	—	162,787	162,787
Watch	—	—	—	—	—	—	66,290	66,290
Special Mention	—	—	—	—	—	—	19,253	19,253
Substandard	—	—	—	—	—	—	14,907	14,907
Total	—	—	—	—	—	—	263,237	263,237
Factoring
Pass	—	—	—	—	—	—	278,665	278,665
Watch	—	—	—	—	—	—	19,261	19,261
Special Mention	—	—	—	—	—	—	11,853	11,853
Substandard	—	—	—	—	—	—	10,850	10,850
Total	—	—	—	—	—	—	320,629	320,629
Lease financing
Pass	87,134	118,080	38,073	10,010	4,766	687	—	258,750
Watch	4,574	10,358	490	349	253	197	—	16,221
Special Mention	1,119	558	114	206	39	—	—	2,036
Substandard	—	571	3,961	844	36	156	—	5,568
Doubtful	—	133	167	65			—	365
Total	92,827	129,700	42,805	11,474	5,094	1,040	—	282,940
Insurance premium finance
Pass	411,729	5,080	14	—	—	—	—	416,823
Watch	421	34	—	—	—	—	—	455
Special Mention	72	11	—	—	—	—	—	83
Substandard	16	45	—	—	—	—	—	61
Doubtful	187	43	—	—	—	—	—	230
Total	412,425	5,213	14	—	—	—	—	417,652
SBA/USDA
Pass	108,286	80,971	23,094	22,268	8,066	4,222	—	246,907
Watch		—	926	822	2,272	935	—	4,955
Special Mention		6,755	675	1,803	—	—	—	9,233
Substandard				1,196	695	723	—	2,614
Total	108,286	87,726	24,695	26,089	11,033	5,880	—	263,709
Other commercial finance
Pass	19,070	17,525	9,387	6,277	3,579	59,273	—	115,111

Watch	556	—	—	—	847	1,292	—	2,695
Substandard	—	—	—	275	—	—	—	275
Total	19,626	17,525	9,387	6,552	4,426	60,565	—	118,081
Warehouse finance
Pass	—	—	—	—	—	—	335,704	335,704
Total	—	—	—	—	—	—	335,704	335,704
Total National Lending
Pass	937,063	555,264	189,839	100,936	20,628	69,614	777,156	2,650,500
Watch	12,120	20,001	7,237	1,621	3,415	3,820	85,551	133,765
Special Mention	1,786	11,258	7,368	3,035	76	1,241	31,106	55,870
Substandard	7,748	8,963	23,669	6,662	893	1,238	25,757	74,930
Doubtful	258	1,383	5,149	376	—	—	—	7,166
Total	958,975	596,869	233,262	112,630	25,012	75,913	919,570	2,922,231
Commercial real estate and operating
Pass	—	13,841	85,971	63,844	27,728	528	—	191,912
Watch	—	924	3,128	10,952	15,834	2,656	—	33,494
Special Mention	—	—	224	13,681	—	669	—	14,574
Substandard	—	300	1,497	44,948	4,472	3,613	—	54,830
Total	—	15,065	90,820	133,425	48,034	7,466	—	294,810
Consumer 1-4 family real estate and other
Pass	—	—	157	234	368	355	—	1,114
Substandard	—	—	108	—	—	127	—	235
Total	—	—	265	234	368	482	—	1,349
Agricultural real estate and other
Pass	—	—	—	108	—	2,586	—	2,694
Substandard	—	3,277	—	1,263	—	591	—	5,131
Total	—	3,277	—	1,371	—	3,177	—	7,825
Total Community Bank
Pass	—	13,841	86,128	64,185	28,097	3,469	—	195,720
Watch	—	924	3,128	10,952	15,834	2,656	—	33,494
Special Mention	—	—	224	13,681	—	669	—	14,574
Substandard	—	3,577	1,605	46,212	4,471	4,331	—	60,196
Total	—	18,342	91,085	135,030	48,402	11,125	—	303,984
Total Loans and Leases
Pass	937,063	569,104	275,967	165,121	48,725	73,084	777,156	2,846,220
Watch	12,120	20,925	10,365	12,573	19,249	6,476	85,551	167,259
Special Mention	1,786	11,258	7,592	16,717	76	1,909	31,106	70,444
Substandard	7,748	12,541	25,274	52,873	5,364	5,569	25,757	135,126
Doubtful	258	1,383	5,149	376	—	—	—	7,166
Total	$958,975	$615,211	$324,347	$247,660	$73,414	$87,038	$919,570	$3,226,215

The recorded investment of loans and leases by asset classification was as follows:

Asset Classification	Pass	Watch	Special Mention	Substandard	Doubtful	Total
As of September 30, 2020	(Dollars in Thousands)
National Lending
Term lending	$725,101	$29,637	$24,501	$21,249	$4,835	$805,323
Asset based lending	102,013	62,512	12,577	5,317	—	182,419
Factoring	217,245	45,200	13,657	5,071	—	281,173
Lease financing	264,700	8,879	2,808	4,148	549	281,084
Insurance premium finance	336,364	284	222	701	369	337,940
SBA/USDA	308,549	8,328	74	1,436	—	318,387
Other commercial finance	100,727	931	—	—	—	101,658
Commercial finance	2,054,699	155,771	53,839	37,922	5,753	2,307,984
Warehouse finance	293,375	—	—	—	—	293,375
Total National Lending	2,348,074	155,771	53,839	37,922	5,753	2,601,359
Community Banking
Commercial real estate and operating	336,236	98,295	4,049	18,211	580	457,371
Consumer one-to-four family real estate and other	15,648	41	609	188	—	16,486
Agricultural real estate and operating	1,526	—	4,930	5,251	—	11,707
Total Community Banking	353,410	98,336	9,588	23,650	580	485,564
Total loans and leases	$2,701,484	$254,107	$63,427	$61,572	$6,333	$3,086,923

Past due loans and leases were as follows:

	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in Thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Non-accrual balance	Total
As of June 30, 2021
Loans held for sale	$—	$—	$—	$—	$87,905	$87,905	$—	$—	$—

National Lending
Term lending	11,146	6,714	4,820	22,680	897,599	920,279	2,073	14,470	16,543
Asset based lending	—	—	—	—	263,237	263,237	—	—	—
Factoring	—	—	—	—	320,629	320,629	—	37	37
Lease financing	9,076	3,514	2,550	15,140	267,800	282,940	1,403	2,208	3,611
Insurance premium finance	552	422	874	1,848	415,804	417,652	874	—	874
SBA/USDA	1,343	—	600	1,943	261,766	263,709	—	600	600
Other commercial finance	—	—	—	—	118,081	118,081	—	—	—
Commercial finance	22,117	10,650	8,844	41,611	2,544,916	2,586,527	4,350	17,315	21,665
Consumer credit products	843	1,009	525	2,377	204,642	207,019	469	—	469
Other consumer finance	—	—	—	—	20,737	20,737	—	—	—
Consumer finance	843	1,009	525	2,377	225,379	227,756	469	—	469
Tax services	—	40,958	—	40,958	310	41,268	—	—	—
Warehouse finance	—	—	—	—	335,704	335,704	—	—	—
Total National Lending	22,960	52,617	9,369	84,946	3,106,309	3,191,255	4,819	17,315	22,134
Community Banking
Commercial real estate and operating	11	—	—	11	294,799	294,810	—	17,896	17,896
Consumer one-to-four family real estate and other	51	—	—	51	1,298	1,349	—	108	108
Agricultural real estate and operating	—	—	1,769	1,769	6,056	7,825	—	1,769	1,769
Total Community Banking	62	—	1,769	1,831	302,153	303,984	—	19,773	19,773
Total loans and leases held for investment	23,022	52,617	11,138	86,777	3,408,462	3,495,239	4,819	37,088	41,907

Total loans and leases	$23,022	$52,617	$11,138	$86,777	$3,496,367	$3,583,144	$4,819	$37,088	$41,907

	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in Thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Non-accrual balance	Total
As of September 30, 2020
Loans held for sale	$—	$—	$—	$—	$183,577	$183,577	$—	$—	$—

National Lending
Term lending	11,900	3,851	6,390	22,141	783,182	805,323	266	16,274	16,540
Asset based lending	17	—	—	17	182,402	182,419	—	—	—
Factoring	—	—	—	—	281,173	281,173	—	1,096	1,096
Lease financing	194	9,746	6,882	16,822	264,262	281,084	4,344	3,583	7,927
Insurance premium finance	1,227	748	2,364	4,339	333,601	337,940	2,364	—	2,364
SBA/USDA	—	—	1,027	1,027	317,360	318,387	427	600	1,027
Other commercial finance	—	—	—	—	101,658	101,658	—	—	—
Commercial finance	13,338	14,345	16,663	44,346	2,263,638	2,307,984	7,401	21,553	28,954
Consumer credit products	377	358	499	1,233	88,576	89,809	499	—	499
Other consumer finance	600	536	373	1,509	132,833	134,342	373	—	373
Consumer finance	977	894	872	2,743	221,408	224,151	872	—	872
Tax services	—	—	1,743	1,743	1,323	3,066	1,743	—	1,743
Warehouse finance	—	—	—	—	293,375	293,375	—	—	—
Total National Lending	14,315	15,239	19,278	48,832	2,779,744	2,828,576	10,016	21,553	31,569
Community Banking
Commercial real estate and operating	—	—	630	630	456,741	457,371	50	580	630
Consumer one-to-four family real estate and other	905	114	50	1,069	15,417	16,486	—	50	50
Agricultural real estate and operating	—	—	1,769	1,769	9,938	11,707	—	1,769	1,769
Total Community Banking	905	114	2,449	3,468	482,096	485,564	50	2,399	2,449
Total loans and leases held for investment	15,220	15,353	21,727	52,300	3,261,840	3,314,140	10,066	23,952	34,018

Total loans and leases	$15,220	$15,353	$21,727	$52,300	$3,445,417	$3,497,717	$10,066	$23,952	$34,018

Nonaccrual loans and leases by year of origination were as follows:

	Amortized Cost Basis
(Dollars in Thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual With No ACL
June 30, 2021	2021	2020	2019	2018	2017	Prior
National Lending
Term lending	$20	$2,506	$6,862	$2,865	$147	$2,070	$—	$14,470	$7,558
Asset based lending	—	—	—	—	—	—	—	—	—
Factoring	—	—	13	—	—	24	—	37	37
Lease financing		248	1,519	276	9	156	—	2,208	824
SBA/USDA					600	—	—	600	600
Commercial finance	20	2,754	8,394	3,141	756	2,250	—	17,315	9,019
Total National Lending	20	2,754	8,394	3,141	756	2,250	—	17,315	9,019
Community Banking
Commercial real estate and operating	—	300	700	16,896	—	—	—	17,896	—
Consumer one-to-four family real estate and other	—	—	108	—	—	—	—	108	108
Agricultural real estate and operating	—	—	—	1,263	—	506	—	1,769	1,769
Total Community Banking	—	300	808	18,159	—	506	—	19,773	1,877
Total nonaccrual loans and leases	$20	$3,054	$9,202	$21,300	$756	$2,756	$—	$37,088	$10,896

Loans and leases that are 90 days or more delinquent and accruing by year of origination were as follows:

	Amortized Cost Basis
(Dollars in Thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
June 30, 2021	2021	2020	2019	2018	2017	Prior
National Lending
Term lending	$1,142	$685	$36	$196	$14	$—	$—	$2,073
Lease financing	356	426	223	372	26	—	—	1,403
Insurance premium finance	769	105	—	—	—	—	—	874
Commercial finance	2,267	1,216	259	568	40	—	—	4,350
Other consumer finance	—	—	—	—	—	383	—	383
Consumer finance (1)	—	—	—	—	—	383	—	383
Total National Lending	2,267	1,216	259	568	40	383	—	4,733
Total 90 days or more delinquent and accruing	$2,267	$1,216	$259	$568	$40	$383	$—	$4,733
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

The following table provides the average recorded investment in non-accrual loans and leases:

	Average Recorded Investment
(Dollars in Thousands)	Three Months Ended June 30, 2021	Nine Months Ended June 30, 2021
National Lending
Term lending	$14,964	$14,190
Asset based lending	127	591
Factoring	33	337
Lease financing	2,435	2,994
SBA/USDA	600	600
Commercial finance	18,159	18,712
Total National Lending	18,159	18,712
Community Banking
Commercial real estate and operating	17,896	14,235
Consumer one-to-four family real estate and other	136	140
Agricultural real estate and operating	1,769	1,769
Total Community Banking	19,801	16,144
Total loans and leases	$37,960	$34,856

The recognized interest income on the Company's nonaccrual loans and leases for the three and nine months ended June 30, 2021 was not significant.

The following table provides the average recorded investment in impaired loans and leases:

	Three Months Ended June 30, 2020		Nine Months Ended June 30, 2020
(Dollars in Thousands)	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
National Lending
Term lending	$28,848	$121	$24,946	$240
Asset based lending	935	—	571	—
Factoring	4,715	—	4,387	—
Lease financing	2,946	2	2,929	14
SBA/USDA	3,162	—	3,530	—
Commercial finance	40,606	123	36,363	254
Other consumer finance	1,999	37	1,775	111
Consumer finance	1,999	37	1,775	111
Total National Lending	42,605	160	38,138	365
Community Banking
Commercial real estate and operating	405	1	511	27
Consumer one-to-four family real estate and other	131	—	101	9
Agricultural real estate and operating	2,437	10	2,677	(134)
Total Community Banking	2,973	11	3,289	(98)
Total loans and leases	$45,578	$171	$41,427	$267

The Company’s troubled debt restructurings ("TDRs") typically involve forgiving a portion of interest or principal on existing loans, making loans at a rate materially less than current market rates, or extending the term of the loan. There were $3.9 million of national lending loans that were modified in a TDR during the three months ended June 30, 2021, all of which were modified to extend the term of the loan, and no community banking loans. There were $1.4 million of national lending loans and leases that were modified in a TDR during the three months ended June 30, 2020 and no community banking loans.

During the nine months ended June 30, 2021, there were $6.0 million of national lending loans that were modified in a TDR, all of which were modified to extend the term of the loan, and no community bank loans. There were $5.5 million of national lending loans and leases and $0.6 million of community banking loans that were modified in a TDR during the nine months ended June 30, 2020.

During the nine months ended June 30, 2021, the Company had $0.6 million of national lending loans and no community banking loans that were modified in a TDR within the previous 12 months and for which there was a payment default. During the nine months ended June 30, 2020, the Company had $3.3 million of community banking loans and $1.3 million national lending loans that were modified in a TDR within the previous 12 months and for which there was a payment default. TDR net charge-offs and the impact of TDRs on the Company's allowance for credit losses were insignificant during the quarters ended June 30, 2021 and June 30, 2020.

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

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted earnings per share is presented below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands, Except Share and Per Share Data)	2021	2020	2021	2020
Basic income per common share:
Net income attributable to Meta Financial Group, Inc.	$38,701	$18,190	$125,805	$91,562
Dividends and undistributed earnings allocated to participating securities	(729)	(432)	(2,411)	(2,097)
Basic net earnings available to common stockholders	37,972	17,758	123,394	89,465
Undistributed earnings allocated to nonvested restricted stockholders	699	391	2,318	1,974
Reallocation of undistributed earnings to nonvested restricted stockholders	(699)	(391)	(2,316)	(1,973)
Diluted net earnings available to common stockholders	$37,972	$17,758	$123,396	$89,466

Total weighted-average basic common shares outstanding	31,320,893	33,794,154	31,880,653	35,180,068
Effect of dilutive securities(1)
Stock options	—	21,497	—	21,634
Performance share units	18,054	—	19,944	—
Total effect of dilutive securities	18,054	21,497	19,944	21,634
Total weighted-average diluted common shares outstanding	31,338,947	33,815,651	31,900,597	35,201,702

Net earnings per common share:
Basic earnings per common share	$1.21	$0.53	$3.87	$2.54
Diluted earnings per common share(2)	$1.21	$0.53	$3.87	$2.54
(1) Represents the effect of the assumed exercise of stock options and vesting of performance share units and restricted stock, as applicable, utilizing the treasury stock method.
(2) Excluded from the computation of diluted earnings per share for the three months ended June 30, 2021 and 2020, respectively, were 601,693 and 821,884 weighted average shares of nonvested restricted stock because their inclusion would be anti-dilutive. Excluded from the computation of diluted earnings per share for the nine months ended June 30, 2021 and 2020, respectively, were 622,954 and 824,809 weighted average shares of nonvested restricted stock because their inclusion would be anti-dilutive.

NOTE 8. RENTAL EQUIPMENT, NET

Rental equipment consists of the following:

(Dollars in Thousands)	June 30, 2021	September 30, 2020
Computers and IT networking equipment	$16,878	$15,926
Motor vehicles and other	81,881	52,913
Office furniture and equipment	52,276	74,197
Solar panels and equipment	122,483	118,808
Total	273,518	261,844

Accumulated depreciation	(63,766)	(57,601)
Unamortized initial direct costs	1,616	1,721
Net book value	$211,368	$205,964

Undiscounted future minimum lease payments expected to be received for operating leases were as follows:

(Dollars in Thousands)	June 30, 2021
Remaining in 2021	$9,517
2022	31,311
2023	27,132
2024	19,511
2025	13,704
Thereafter	20,303
Total undiscounted future minimum lease payments receivable for operating leases	$121,478

NOTE 9. FORECLOSED REAL ESTATE AND REPOSSESSED ASSETS

The following table provides an analysis of changes in foreclosed real estate and repossessed assets:

	Nine Months Ended June 30,
(Dollars in Thousands)	2021	2020
Balance, beginning of period	$9,957	$29,494
Additions	9	5,983
Reductions:
Write-downs	481	568
Sales	8,285	23,086
(Gain) loss on sale	(4)	5,039
Total reductions	8,762	28,693
Balance, ending of period	$1,204	$6,784

At June 30, 2021 and September 30, 2020, the Company had established a valuation allowance of $1.0 million and $0.5 million for repossessed assets, respectively. As of June 30, 2021 and September 30, 2020, the Company had no loans or leases in the process of foreclosure.

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

NOTE 10. GOODWILL AND INTANGIBLE ASSETS

The Company held a total of $309.5 million of goodwill at June 30, 2021. The recorded goodwill is a result of multiple business combinations that have been consummated since fiscal year 2015, with the most recent being the merger with Crestmark pursuant to the Crestmark Acquisition that closed on August 1, 2018. Goodwill is assessed for impairment at least annually or more often if conditions indicate a possible impairment. The assessment is done at a reporting unit level, which is one level below the operating segments. There have been no changes to the carrying amount of goodwill during the nine months ended June 30, 2021.

The changes in the carrying amount of the Company’s intangible assets for the nine months ended June 30, 2021 and 2020 were as follows:

(Dollars in Thousands)	Trademark(1)	Non-Compete(2)	Customer Relationships(3)	All Others(4)	Total
Balance as of September 30, 2020	$10,901	$422	$24,333	$6,036	$41,692
Acquisitions during the period	—	—	—	14	14
Amortization during the period	(816)	(286)	(5,202)	(480)	(6,784)
Write-offs during the period	—	—	—	(24)	(24)
Balance as of June 30, 2021	$10,085	$136	$19,131	$5,546	$34,898

Gross carrying amount	$14,624	$2,481	$82,088	$10,131	$109,324
Accumulated amortization	(4,539)	(2,345)	(52,709)	(4,367)	(63,960)
Accumulated impairment	—	—	(10,248)	(218)	(10,466)
Balance as of June 30, 2021	$10,085	$136	$19,131	$5,546	$34,898
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

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in the remaining three months of fiscal 2021 and subsequent fiscal years was as follows:

(Dollars in Thousands)	June 30, 2021
Remaining in 2021	$1,762
2022	6,419
2023	5,101
2024	4,383
2025	3,827
2026	3,253
Thereafter	10,153
Total anticipated intangible amortization	$34,898

The Company tests intangible assets for impairment at least annually or more often if conditions indicate a possible impairment. There were no impairments to intangible assets during the nine months ended June 30, 2021 and 2020.

NOTE 11. OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease ROU assets, included in other assets, were $35.4 million at June 30, 2021.

Operating lease liabilities, included in accrued expenses and other liabilities, were $37.6 million at June 30, 2021.

Undiscounted future minimum operating lease payments and a reconciliation to the amount recorded as operating lease liabilities were as follows:

(Dollars in Thousands)	June 30, 2021
Remaining in 2021	$1,232
2022	4,687
2023	4,180
2024	4,152
2025	4,027
Thereafter	24,926
Total undiscounted future minimum lease payments	43,204
Discount	(5,652)
Total operating lease liabilities	$37,552

The weighted-average discount rate and remaining lease term for operating leases were as follows:

June 30, 2021
Weighted-average discount rate	2.31%
Weighted-average remaining lease term (years)	11.00

The components of total lease costs for operating leases were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands)	2021	2020	2021	2020
Lease expense	$1,191	$920	$3,136	$2,533
Short-term and variable lease cost	35	118	167	452
ROU asset impairment	—	—	224	—
Sublease income	(126)	(188)	(411)	(552)
Total lease cost for operating leases	$1,100	$850	$3,116	$2,433

NOTE 12. STOCKHOLDERS' EQUITY

Repurchase of Common Stock
The Company's Board of Directors authorized the November 20, 2019 share repurchase program to repurchase up to 7,500,000 shares of the Company's outstanding common stock. This authorization is effective from November 21, 2019 through December 31, 2022. During the nine months ended June 30, 2021, and 2020, the Company repurchased 2,684,408 and 3,498,394 shares, respectively, as part of the share repurchase program.
Under the repurchase program, repurchased shares were retired and designated as authorized but unissued shares. The Company accounts for repurchased shares using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. As of June 30, 2021, the remaining number of shares available for repurchase under this program was 1,550,173 shares of common stock.
For the nine months ended June 30, 2021, and 2020, the Company also repurchased 84,950 and 89,613 shares, or $2.0 million and $3.0 million of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

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

The following tables show the activity of nonvested (restricted) shares and PSUs granted, vested, or forfeited under the 2002 Omnibus Incentive Plan for the nine months ended June 30, 2021. There were no options granted, exercised, or forfeited under this plan during the nine months ended June 30, 2021.

(Dollars in Thousands, Except Per Share Data)	Number of Shares	Weighted Average Fair Value at Grant
Nonvested shares outstanding, September 30, 2020	790,083	$30.03
Granted	189,187	30.78
Vested	(277,429)	30.19
Forfeited or expired	(103,798)	29.66
Nonvested shares outstanding, June 30, 2021	598,043	$30.26

(Dollars in Thousands, Except Per Share Data)	Number of Units	Weighted Average Fair Value at Grant
Performance share units outstanding, September 30, 2020	—	$—
Granted(1)	60,984	34.03
Vested	—	—
Forfeited or expired	—	—
Performance share units outstanding, June 30, 2021	60,984	$34.03
(1) The number of PSUs granted reflects the target number of PSUs able to be earned under a given award.

At June 30, 2021, stock-based compensation expense not yet recognized in income totaled $7.2 million, which is expected to be recognized over a weighted average remaining period of 2.01 years.

NOTE 14. INCOME TAXES

The Company recorded an income tax expense of $9.6 million for the nine months ended June 30, 2021, resulting in an effective tax rate of 6.92%, compared to an income tax expense of $3.9 million, or an effective tax rate of 3.91%, for the nine months ended June 30, 2020. The Company’s effective tax rate was lower than the U.S. statutory rate of 21% primarily because of the anticipated effect of investment tax credits during fiscal year 2021. The Company’s effective tax rate in the future will depend in part on actual investment tax credits earned as part of its financing of solar energy projects.

The table below compares the income tax expense components for the periods presented.

	Nine Months Ended June 30,
(Dollars in Thousands)	2021	2020
Provision at statutory rate	$28,435	$20,041
Tax-exempt income	(674)	(936)
State income taxes	6,120	4,475
Interim period effective rate adjustment	(5,181)	(8,850)
Tax credit investments, net - federal	(18,854)	(9,863)
Research tax credit	(323)	(1,709)
IRC 162(m) nondeductible compensation	677	1,250
Other, net	(600)	(538)
Income tax expense	$9,600	$3,870
Effective tax rate	6.92%	3.91%

NOTE 15. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank makes various commitments to extend credit that are not reflected in the accompanying Condensed Consolidated Financial Statements as described below.

At June 30, 2021 and September 30, 2020, unfunded loan commitments approximated $1.32 billion and $1.22 billion, respectively, excluding undisbursed portions of loans in process. Commitments, which are disbursed subject to certain limitations, extend over various periods of time. Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract.

The Company had no commitments to purchase securities at June 30, 2021 or September 30, 2020. The Company had no commitments to sell securities at June 30, 2021 or September 30, 2020.

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

On February 9, 2018, the Bank’s AFS/IBEX division filed a lawsuit in the United States District Court for the Eastern District of New York captioned AFS/IBEX, a division of MetaBank v. Aegis Managing Agency Limited ("AMA"), Aegis Syndicate 1225 (together with AMA, the "Aegis defendants"), CRC Insurance Services, Inc. ("CRC"), and Transportation Underwriters, Inc. The suit was filed against commercial insurance underwriters and brokers that facilitated the issuance of commercial insurance policies to Red Hook Construction Group-II, LLC (“Red Hook”). The Bank’s position is that both CRC and Transportation Underwriters represented to the Bank that, upon cancellation of the insurance policies prior to their stated terms, any unearned premiums would be refunded. The Bank then provided insurance premium financing to Red Hook, and Red Hook executed a written premium finance agreement pursuant to which Red Hook assigned its rights to any unearned premiums to the Bank. After the policies were cancelled, the Aegis defendants failed to return the unearned insurance premiums totaling just over $1.6 million owed to the Bank under the insurance policies and the premium finance agreement. The Bank is seeking recovery of all amounts to which it is entitled at law or equity and intends to vigorously pursue its claims against the defendants. Following the trial court granting a Motion for Summary Judgment filed by the Bank, the parties have agreed to a formal settlement of this matter on terms acceptable to the Bank.

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

(Dollars in Thousands)	Consumer		Commercial		Corporate Services/Other		Consolidated Company
Three Months Ended June 30,	2021	2020	2021	2020	2021	2020	2021	2020
Net interest income(1)	$23,254	$25,754	$44,728	$36,104	$493	$279	$68,475	$62,137
Noninterest income:
Refund transfer product fees	12,073	4,595	—	—	—	—	12,073	4,595
Tax advance product fees(1)	891	28	—	—	—	—	891	28
Payment card and deposit fees	29,203	21,302	—	—	—	—	29,203	21,302
Other bank and deposit fees	—	—	334	213	4	1	338	214
Rental income(1)	6	5	9,970	11,226	—	—	9,976	11,231
Gain (loss) on sale of other(1)	—	—	5,982	1,214	(27)	—	5,955	1,214
Other income(1)	1,056	324	1,702	1,267	1,259	873	4,017	2,464
Total noninterest income	43,229	26,254	17,988	13,920	1,236	874	62,453	41,048
Revenue	$66,483	$52,008	$62,716	$50,024	$1,729	$1,153	$130,928	$103,185
(1) These revenues are not within the scope of Topic 606. Additional details are included in other footnotes to the accompanying financial statements. The scope of Topic 606 explicitly excludes net interest income as well as many other revenues for financial assets and liabilities, including loans, leases, and securities.

(Dollars in Thousands)	Consumer		Commercial		Corporate Services/Other		Consolidated Company
Nine Months Ended June 30,	2021	2020	2021	2020	2021	2020	2021	2020
Net interest income(1)	$70,686	$58,473	$128,980	$112,866	$8,658	$23,186	$208,324	$194,525
Noninterest income:
Refund transfer product fees	35,400	33,726	—	—	—	—	35,400	33,726
Tax advance product fees(1)	47,413	31,840	—	—	—	—	47,413	31,840
Payment card and deposit fees	81,641	65,957	—	—	—	—	81,641	65,957
Other bank and deposit fees	—	—	694	759	15	324	709	1,083
Rental income(1)	16	14	29,691	33,354	—	1,314	29,707	34,682
Net gain realized on investment securities(1)	—	—	—	—	6	—	6	—
Gain on divestitures(1)	—	—	—	—	—	19,275	—	19,275
Gain (loss) on sale of other(1)	—	(19)	10,198	6,131	737	(5,143)	10,935	969
Other income(1)	2,135	2,709	6,511	4,178	6,904	4,625	15,550	11,512
Total noninterest income	166,605	134,227	47,094	44,422	7,662	20,395	221,361	199,044
Revenue	$237,291	$192,700	$176,074	$157,288	$16,320	$43,581	$429,685	$393,569
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

Refund Transfer Product Fees. Refund transfer fees are specific to the tax products offered by Refund Advantage and EPS. These fees are for products, services such as payment processing, and product referral commissions. Software partner fees paid and/or incurred are recorded on a net basis. The Company’s obligation for product fees and commissions is satisfied at the time of the product delivery and obligation for payment processing is satisfied at the time of processing. The transaction price for such activity is based upon stand-alone fees within the terms and conditions. At June 30, 2021 and September 30, 2020, there were no receivables related to refund transfer fees, which reflect earned revenue with unconditional rights to payment for product fee income. All refund transfer fees are recorded within the Consumer reporting segment.

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

The following tables present segment data for the Company:

	Three Months Ended June 30, 2021
(Dollars in Thousands)	Consumer	Commercial	Corporate Services/Other	Total
Net interest income	$23,254	$44,728	$493	$68,475
Provision (recovery) for credit losses	4,507	870	(765)	4,612
Noninterest income	43,229	17,988	1,236	62,453
Noninterest expense	20,561	28,604	32,358	81,523
Income (loss) before income tax expense	41,415	33,242	(29,864)	44,793

Total assets	337,438	3,086,556	3,627,818	7,051,812
Total goodwill	87,145	222,360	—	309,505
Total deposits	5,715,197	8,941	164,733	5,888,871

	Three Months Ended June 30, 2020
(Dollars in Thousands)	Consumer	Commercial	Corporate Services/Other	Total
Net interest income	$25,754	$36,104	$279	$62,137
Provision (recovery) for loan and lease losses	(210)	7,946	7,357	15,093
Noninterest income	26,254	13,920	874	41,048
Noninterest expense	15,282	26,729	29,230	71,241
Income (loss) before income tax expense	36,936	15,349	(35,434)	16,851

Total assets	372,549	2,690,719	5,715,758	8,779,026
Total goodwill	87,145	222,360	—	309,505
Total deposits	6,767,516	9,243	813,566	7,590,325

	Nine Months Ended June 30, 2021
(Dollars in Thousands)	Consumer	Commercial	Corporate Services/Other	Total
Net interest income	$70,686	$128,980	$8,658	$208,324
Provision (recovery) for credit losses	34,893	9,540	(3,442)	40,991
Noninterest income	166,605	47,094	7,662	221,361
Noninterest expense	68,912	83,601	97,555	250,068
Income (loss) before income tax expense	133,486	82,933	(77,793)	138,626

Total assets	337,438	3,086,556	3,627,818	7,051,812
Total goodwill	87,145	222,360	—	309,505
Total deposits	5,715,197	8,941	164,733	5,888,871

	Nine Months Ended June 30, 2020
(Dollars in Thousands)	Consumer	Commercial	Corporate Services/Other	Total
Net interest income	$58,473	$112,866	$23,186	$194,525
Provision for loan and lease losses	20,334	23,641	11,821	55,796
Noninterest income	134,227	44,422	20,395	199,044
Noninterest expense	62,473	80,815	95,480	238,768
Income (loss) before income tax expense	109,893	52,832	(63,720)	99,005

Total assets	372,549	2,690,719	5,715,758	8,779,026
Total goodwill	87,145	222,360	—	309,505
Total deposits	6,767,516	9,243	813,566	7,590,325

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

The following tables summarize the fair values of debt securities available for sale and equity securities as they are measured at fair value on a recurring basis:

	Fair Value At June 30, 2021
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Debt securities AFS
SBA securities	$169,185	$—	$169,185	$—
Obligations of states and political subdivisions	2,766	—	2,766	—
Non-bank qualified obligations of states and political subdivisions	274,350	—	274,350	—
Asset-backed securities	407,722	—	407,722	—
Mortgage-backed securities	1,063,582	—	1,063,582	—
Total debt securities AFS	$1,917,605	$—	$1,917,605	$—
Common equities and mutual funds(1)	$3,324	$3,324	$—	$—
Non-marketable equity securities(2)	$4,724	$—	$—	$—
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at June 30, 2021 and September 30, 2020.
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
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at June 30, 2021 and September 30, 2020.
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

The following table summarizes the assets of the Company that are measured at fair value in the Condensed Consolidated Statements of Financial Condition on a non-recurring basis:

	Fair Value At June 30, 2021
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired loans and leases, net
Commercial finance	$4,312	$—	$—	$4,312
Total National Lending	4,312	—	—	4,312
Commercial real estate and operating	9,029	—	—	9,029
Total Community Banking	9,029	—	—	9,029
Total impaired loans and leases, net	13,341	—	—	13,341
Foreclosed assets, net	1,204	—	—	1,204
Total	$14,545	$—	$—	$14,545

	Fair Value At September 30, 2020
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired loans and leases, net
Commercial finance	$9,240	$—	$—	$9,240
Total National Lending	9,240	—	—	9,240
Commercial real estate and operating	20	—	—	20
Total Community Banking	20	—	—	20
Total impaired loans and leases, net	9,260	—	—	9,260
Foreclosed assets, net	9,957	—	—	9,957
Total	$19,217	$—	$—	$19,217

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at June 30, 2021	Fair Value at September 30, 2020	Valuation Technique	Unobservable Input	Range of Inputs
Impaired loans and leases, net	$13,341	9,260	Market approach	Appraised values(1)	4% - 90%
Foreclosed assets, net	$1,204	9,957	Market approach	Appraised values(1)	4% - 30%
(1) The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimating selling costs and other inputs in a range of 4% to 90%.

Management discloses the estimated fair value of financial instruments, including assets and liabilities on and off the Condensed Consolidated Statements of Financial Condition, for which it is practicable to estimate fair value. These fair value estimates were made at June 30, 2021 and September 30, 2020 based on relevant market information and information about financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, since there is no active market for certain financial instruments of the Company, the estimates of fair value are subjective in nature, involve uncertainties, and include matters of significant judgment. Changes in assumptions as well as tax considerations could significantly affect the estimated values. Accordingly, the aggregate fair value estimates are not intended to represent the underlying value of the Company, on either a going concern or a liquidation basis.

The following tables present the carrying amount and estimated fair value of the financial instruments held by the Company:

	June 30, 2021
(Dollars in Thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$720,243	$720,243	$720,243	$—	$—
Debt securities available for sale	1,917,605	1,917,605	—	1,917,605	—
Debt securities held to maturity	64,247	65,421	—	65,421	—
Common equities and mutual funds(1)	3,324	3,324	3,324	—	—
Non-marketable equity securities(1)(2)	19,474	19,474	—	14,750	—
Loans held for sale	87,905	87,905	—	87,905	—
Loans and leases receivable	3,495,239	3,498,673	—	—	3,498,673
Federal Reserve Bank and Federal Home Loan Bank stocks	28,433	28,433	—	28,433	—
Accrued interest receivable	16,230	16,230	16,230	—	—
Financial liabilities
Deposits	5,888,871	5,888,971	5,851,452	37,519	—
Other short- and long-term borrowings	93,634	94,979	—	94,979	—
Accrued interest payable	1,853	1,853	1,853	—	—
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at June 30, 2021.
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
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at September 30, 2020.
(2) Includes certain non-marketable equity securities that are measured at fair value using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

NOTE 19. SUBSEQUENT EVENTS

Management has evaluated subsequent events that occurred after June 30, 2021. During this period, up to the filing date of this Quarterly Report on Form 10-Q, management did not identify any material subsequent events that would require recognition or disclosure in our Condensed Consolidated Financial Statements as of or for the quarter ended June 30, 2021.

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

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” or the negative of those terms, or other words of similar meaning or similar expressions. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements are based on information currently available to us and assumptions about future events, and include statements with respect to the Company’s beliefs, expectations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such risks, uncertainties and other factors may cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Such statements address, among others, the following subjects: future operating results; expectations in connection with the impact of the ongoing COVID-19 pandemic and related governmental actions on the Company and MetaBank; industry and the capital markets; customer retention; loan and other product demand; expectations concerning acquisitions and divestitures; new products and services; credit quality; the level of net charge-offs and the adequacy of the allowance for credit losses; technology; and the Company's employees. The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: maintaining our executive management team; expected growth opportunities may not be realized or may take longer to realize than expected; the potential adverse effects of the ongoing COVID-19 pandemic and any governmental or societal responses thereto including the deployment and efficacy of the COVID-19 vaccines, or other unusual and infrequently occurring events; actual changes in interest rates and the Fed Funds rate; additional changes in tax laws; the strength of the United States' economy, in general, and the strength of the local economies in which the Company operates; changes in trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”); inflation, market, and monetary fluctuations; the timely and efficient development of, and acceptance of, new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value of these products and services by users; the Bank's ability to maintain its Durbin Amendment exemption; the risks of dealing with or utilizing third parties, including, in connection with the Company’s refund advance business, the risk of reduced volume of refund advance loans as a result of reduced customer demand for or usage of Meta’s strategic partners’ refund advance products; our relationship with, and any actions which may be initiated by our regulators; the impact of changes in financial services laws and regulations, including, but not limited to, laws and regulations relating to the tax refund industry and the insurance premium finance industry and recent and potential changes in response to the ongoing COVID-19 pandemic, including various laws and the rules and regulations that may be promulgated thereunder; technological changes, including, but not limited to, the protection of our electronic systems and information; the impact of acquisitions and divestitures; litigation risk; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by MetaBank of its status as a well-capitalized institution; changes in consumer spending and saving habits; the impact of our participation as prepaid card issuer for government stimulus and other programs and potentially similar programs in the future; losses from fraudulent or illegal activity; technological risks and developments, and cyber threats, attacks or events; and the success of the Company at maintaining its high quality asset level and managing and collecting assets of borrowers in default should problem assets increase.

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

The following discussion focuses on the consolidated financial condition of the Company at June 30, 2021, compared to September 30, 2020, and the consolidated results of operations for the three and nine months ended June 30, 2021 and 2020. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2020 and the related management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

EXECUTIVE SUMMARY

Business Development Highlights for the 2021 Fiscal Third Quarter
The following highlights certain business developments during the quarter ended June 30, 2021:

•Published our inaugural 2020 Environmental, Social and Governance ("ESG") Report, highlighting the Company's vision, culture, and mission of financial inclusion for all®. The Company's 2020 ESG report can be downloaded at https://www.metafinancialgroup.com/environmental-social-governance.

•Launched the Company's Community Impact Program, focused on financial inclusion, personal and family financial empowerment, educational support, and disaster relief. Concentrating on these four areas positions MetaBank to encourage long-lasting positive impact in our communities.

•Expanded our renewable energy investment tax credit ("ITC") financing, originating $72.0 million for the first nine months of fiscal 2021, resulting in $18.9 million in total net ITC.

•Entered into a new Banking as a Service ("BaaS") partnership with Clair, a social impact embedded fintech startup. The Company will act as both the issuing bank and bank services provider, offering digital banking services for users of Clair.

Financial Highlights for the 2021 Fiscal Third Quarter
Total revenue for the third quarter was $130.9 million, an increase of $27.7 million compared to $103.2 million for the same quarter in fiscal 2020, primarily driven by a timing shift of refund transfer product fee and additional payments card fee income from government stimulus programs.

Net interest income for the third quarter was $68.5 million, an increase of $6.4 million compared to $62.1 million in the third quarter last year, reflecting a decrease in deposit interest expense. Net interest margin ("NIM") improved to 3.75% for the third quarter from 3.28% during the same period of last year, chiefly due to the decrease of cash associated with the Company's participation in the EIP program and an increase in national lending loans and leases.

Total gross loans and leases at June 30, 2021 decreased $1.5 million, to $3.50 billion, compared to June 30, 2020 and decreased $152.8 million, or 4%, when compared to March 31, 2021. The decrease compared to the linked quarter was primarily driven by the seasonal nature of the taxpayer advance loans. Average deposits from the Payments division for the fiscal 2021 third quarter increased nearly 8% to $6.79 billion when compared to the prior year quarter largely driven by excess cash on consumer cards related to government stimulus programs.

Tax Season Recap
During the fiscal 2021 third quarter, total tax services product revenue was $13.6 million compared to $4.6 million in the prior year quarter. The significant increase for the quarter was mostly related to delayed timing of refund transfer income due to the extension of the tax filing deadline by the Internal Revenue Service ("IRS"). Total tax services product income, net of losses and direct product expenses, increased 19% when comparing the first nine months of fiscal 2021 to the prior year period. The 2021 tax season benefited by the addition of the H&R Block relationship and has been successful despite the challenges caused by an increase in consumer liquidity due to stimulus payments throughout the 2021 tax season.

EIP Program Update
Of the 16.5 million prepaid cards issued in conjunction with the three EIP stimulus programs, totaling approximately $24.15 billion, $2.81 billion remain outstanding as of June 30, 2021, of which only $98.1 million remain on Meta's balance sheet with the remainder being held at other banks.

FINANCIAL CONDITION

At June 30, 2021, the Company’s total assets increased by $959.7 million to $7.05 billion compared to September 30, 2020, primarily due to increases of $649.5 million in investment securities available for sale and $292.9 million in cash and cash equivalents.

Total cash and cash equivalents was $720.2 million at June 30, 2021, increasing from $427.4 million at September 30, 2020, primarily resulting from the receipt of EIP related deposits. The Bank has been working with other banks to transfer these temporary deposits off the balance sheet. Otherwise, the Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the FRB. At June 30, 2021, the Company did not have any federal funds sold.

The total investment portfolio increased $621.1 million, or 46%, to $1.98 billion at June 30, 2021, compared to $1.36 billion at September 30, 2020, as purchases exceeded maturities and principal pay downs. The Company’s portfolio of securities customarily consists primarily of MBS, which have expected lives much shorter than the stated final maturity, non-bank qualified obligations of states and political subdivisions, which mature in approximately 15 years or less, and other tax exempt municipal mortgage related pass through securities which have average lives much shorter than their stated final maturities. All MBS held by the Company at June 30, 2021 were issued by a U.S. Government agency or instrumentality. Of the total MBS at June 30, 2021, $1.06 billion, at fair value, were classified as available for sale, and $4.0 million, at cost, were classified as held to maturity. Of the total investment securities at June 30, 2021, $854.0 million, at fair value, were classified as available for sale and $60.2 million, at cost, were classified as held to maturity. During the nine months ended June 30, 2021, the Company purchased $976.5 million of investment securities.

Loans held for sale at June 30, 2021 totaled $87.9 million, decreasing from $183.6 million at September 30, 2020. This decrease was primarily driven by sales of the retained Community Bank loan portfolio to Central Bank during the nine months ended June 30, 2021.

The Company’s total loans and leases increased $181.1 million, or 5%, to $3.50 billion at June 30, 2021, from $3.31 billion at September 30, 2020. The increase was primarily driven by growth in the commercial finance and tax services portfolios partially offset by the continued decrease in community banking loan balances. See Note 6 to the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

National lending loans and leases increased $362.7 million, or 13% to $3.19 billion at June 30, 2021 compared to September 30, 2020. Within the National Lending portfolios, commercial finance loans and leases increased $278.5 million, tax services loans increased $38.2 million, consumer finance increased $3.6 million and warehouse finance increased $42.3 million at June 30, 2021 compared to September 30, 2020. The increase in commercial finance loan balances was largely driven by the asset based lending and commercial insurance premium finance categories. The seasonality of the Company's tax services business led to the increase in tax services loans at June 30, 2021 compared to September 30, 2020.

Community banking loans decreased $181.6 million, or 37%, at June 30, 2021 compared to September 30, 2020, primarily attributable to loan portfolio sales along with continued principal payments and payoffs. As of June 30, 2021, the Company had $18.1 million community banking loans classified as held for sale.

Through the Bank, the Company owns stock in the FHLB due to the Bank’s membership and participation in this banking system as well as stock in the Federal Reserve Bank. The FHLB requires a level of stock investment based on a pre-determined formula. The Company’s investment in these stocks increased $1.3 million, or 5%, to $28.4 million at June 30, 2021 from $27.1 million at September 30, 2020, resulting from the purchase of FHLB membership stock.

Total end-of-period deposits increased $909.7 million, or 18%, at June 30, 2021 to $5.89 billion as compared to September 30, 2020, primarily driven by an increase in noninterest-bearing deposits of $1.03 billion, which was largely attributable to the balances on the EIP cards. The increase in deposits has been mitigated as a result of Meta's ability to shift most of the remaining EIP program card balances from its balance sheet to other banks. As of June 30, 2021, EIP program card balances outstanding totaled $2.81 billion, of which Meta held $98.1 million on its balance sheet.

The average balance of total deposits and interest-bearing liabilities was $7.41 billion for the nine-months ended June 30, 2021, compared to $6.09 billion for the same period of the prior fiscal year. The average balance of noninterest-bearing deposits for the nine-months ended June 30, 2021 increased $2.74 billion, or 69%, to $6.73 billion compared to the same period in the prior year. These increases were primarily attributable to EIP related deposit balances.

The Company's total borrowings decreased $4.6 million, or 5%, from $98.2 million at September 30, 2020 to $93.6 million at June 30, 2021. The Company also has an available no-fee line of credit with JP Morgan of $25.0 million with no funds advanced at June 30, 2021.

At June 30, 2021, the Company’s stockholders’ equity totaled $876.6 million, an increase of $29.3 million, from $847.3 million at September 30, 2020. The increase was primarily attributable to growth in retained earnings and an increase in additional paid-in capital. The Company and Bank remained above the federal regulatory minimum capital requirements at June 30, 2021, continued to be classified as well-capitalized, and in good standing with the regulatory agencies. See “Liquidity and Capital Resources” for further information.

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

The Company meets the Right of Set off criteria in ASC 210-20, Balance Sheet - Offsetting, for all payments negative deposit balances with the exception of DDA overdrafts. The following table summarizes the Company's negative deposit balances within the payments division:

(Dollars in Thousands)	June 30, 2021	September 30, 2020
Noninterest-bearing deposits	$5,756,589	$4,960,276
Prefunding	(344,417)	(528,131)
Discount funding	(13,097)	(62,443)
DDA overdrafts	(13,506)	(13,072)
Noninterest-bearing checking, net	$5,385,569	$4,356,630

RESULTS OF OPERATIONS

General
The Company recorded net income of $38.7 million, or $1.21 per diluted share, for the three months ended June 30, 2021, compared to net income of $18.2 million, or $0.53 per diluted share, for the three months ended June 30, 2020. Total revenue for the fiscal 2021 third quarter was $130.9 million, compared to $103.2 million for the same quarter in fiscal 2020. The increase in net income was primarily driven by a decrease in provision for credit loss expense and an increase in noninterest income.

The Company recorded net income of $125.8 million, or $3.87 per diluted share, for the nine months ended June 30, 2021, compared to $91.6 million, or $2.54 per diluted share, compared to the same period in the prior year. Total revenue for the nine months ended June 30, 2021 was $429.7 million, compared to $393.6 million for the same period of the prior year, an increase of 9%.

Net Interest Income
Net interest income for the fiscal 2021 third quarter was $68.5 million, an increase of 10%, from $62.1 million for the same quarter in fiscal 2020. The increase was primarily driven by a reduction in total interest expense, partially offset by lower overall yields realized on investments and loans and leases. For the nine months ended June 30, 2021, net interest income was $208.3 million, an increase of 7%, from $194.5 million compared to the same period in the prior year.

During the fiscal 2021 third quarter, interest expense decreased $3.8 million, and loan and lease interest income increased $2.4 million. The third quarter average outstanding balance of loans and leases decreased by $4.2 million compared to the prior year quarter, primarily due to the decrease in community bank and healthcare receivable loan portfolios offset by growth of the remaining commercial loan portfolios. The Company’s average interest-earning assets for the fiscal 2021 third quarter decreased by $291.8 million, to $7.32 billion compared with the prior year quarter, primarily due to the decrease in cash and fed funds sold, total investments, and community bank loans offset by growth of the national lending loans and leases.

Fiscal 2021 third quarter NIM increased to 3.75% from 3.28% for the third quarter last year. The overall reported tax equivalent yield (“TEY”) on average earning assets increased by 26 basis points to 3.85% compared to the prior year quarter, primarily driven by a reduction in low-yielding cash held at the Federal Reserve. The TEY on the securities portfolio was 1.62% compared to 2.22% for the comparable period last year.

For the nine months ended June 30, 2021, NIM was 3.68%, decreasing 53 basis points from 4.21% compared to the same period in the prior year. Net interest margin, tax-equivalent for the nine months ended June 30, 2021 was 3.70%, a decrease of 55 basis points compared to the same period in the prior year.

The Company's cost of funds for all deposits and borrowings averaged 0.09% during the fiscal 2021 third quarter, compared to 0.28% during the prior year quarter, primarily driven by a reduction in wholesale deposit balances. The Company's overall cost of deposits was 0.01% in the fiscal 2021 third quarter, compared to 0.17% in the same quarter last year.

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

	Three Months Ended June 30,
	2021			2020
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)
Interest-earning assets:
Cash & fed funds sold	$1,867,988	$528	0.11%	$2,692,270	$783	0.12%
Mortgage-backed securities	882,042	3,446	1.57%	342,174	2,269	2.67%
Tax exempt investment securities	263,401	884	1.70%	417,042	1,658	2.02%
Asset-backed securities	438,163	1,651	1.51%	336,562	1,770	2.11%
Other investment securities	246,493	1,187	1.93%	197,643	1,014	2.06%
Total investments	1,830,099	7,168	1.62%	1,293,420	6,711	2.22%
Total commercial finance	2,616,942	48,641	7.46%	2,160,175	40,375	7.52%
Total consumer finance	241,813	3,916	6.50%	247,824	4,635	7.52%
Total tax services	91,804	604	2.64%	39,845	—	—%
Total warehouse finance	332,759	5,151	6.21%	304,839	4,582	6.05%
National Lending loans and leases	3,283,318	58,312	7.12%	2,752,683	49,592	7.25%
Community Banking loans	335,415	3,975	4.75%	870,245	10,319	4.77%
Total loans and leases	3,618,733	62,287	6.90%	3,622,928	59,911	6.65%
Total interest-earning assets	7,316,820	$69,983	3.85%	7,608,618	$67,406	3.59%
Noninterest-earning assets	841,738			830,589
Total assets	$8,158,558			$8,439,206

Interest-bearing liabilities:
Interest-bearing checking(2)	$336,576	$—	—%	$226,382	$—	—%
Savings	107,803	5	0.02%	55,572	1	0.01%
Money markets	58,517	66	0.45%	40,091	33	0.33%
Time deposits	11,877	27	0.91%	25,392	113	1.78%
Wholesale deposits	86,295	90	0.42%	817,414	2,983	1.47%
Total interest-bearing deposits	601,068	188	0.13%	1,164,852	3,130	1.08%
Overnight fed funds purchased	11	—	0.25%	59,055	48	0.33%
FHLB advances	—	—	—%	110,000	670	2.45%
Subordinated debentures	73,907	1,148	6.23%	73,738	1,153	6.29%
Other borrowings	20,657	172	3.35%	27,032	268	3.98%
Total borrowings	94,575	1,320	5.60%	269,825	2,139	3.19%
Total interest-bearing liabilities	695,643	1,508	0.87%	1,434,677	5,269	1.48%
Noninterest-bearing deposits	6,380,371	—	—%	6,057,314	—	—%
Total deposits and interest-bearing liabilities	7,076,014	$1,508	0.09%	7,491,991	$5,269	0.28%
Other noninterest-bearing liabilities	225,862			122,940
Total liabilities	7,301,876			7,614,931
Shareholders' equity	856,682			824,276
Total liabilities and shareholders' equity	$8,158,558			$8,439,206
Net interest income and net interest rate spread including noninterest-bearing deposits		$68,475	3.76%		$62,137	3.30%

Net interest margin			3.75%			3.28%
Tax-equivalent effect			0.02%			0.02%
Net interest margin, tax-equivalent(3)			3.77%			3.31%
(1) Tax rate used to arrive at the TEY for the three months ended June 30, 2021 and 2020 was 21%.
(2) Of the total balance, $336.2 million are interest-bearing deposits where interest expense is paid by a third party and not by the Company.
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

	Nine Months Ended June 30,
	2021			2020
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)
Interest-earning assets:
Cash & fed funds sold	$2,279,550	$2,461	0.14%	$992,935	$1,934	0.26%
Mortgage-backed securities	620,919	8,176	1.76%	358,942	7,151	2.66%
Tax exempt investment securities	298,276	3,232	1.83%	454,202	6,130	2.28%
Asset-backed securities	384,397	4,141	1.44%	315,000	6,395	2.71%
Other investment securities	232,852	3,373	1.94%	195,851	3,718	2.54%
Total investments	1,536,444	18,922	1.72%	1,323,994	23,394	2.52%
Total commercial finance	2,501,911	140,570	7.51%	2,053,414	126,799	8.25%
Total consumer finance	245,627	15,632	8.51%	260,950	15,811	8.09%
Total tax services	274,706	7,156	3.48%	192,971	6,384	4.42%
Total warehouse finance	310,593	14,930	6.43%	294,852	13,542	6.13%
National Lending loans and leases	3,332,837	178,288	7.15%	2,802,186	162,536	7.75%
Community Banking loans	409,869	14,127	4.61%	1,048,689	36,571	4.66%
Total loans and leases	3,742,706	192,415	6.87%	3,850,875	199,106	6.91%
Total interest-earning assets	7,558,700	$213,798	3.80%	6,167,804	$224,434	4.90%
Noninterest-earning assets	858,088			886,320
Total assets	$8,416,788			$7,054,124

Interest-bearing liabilities:
Interest-bearing checking(2)	$258,020	$1	—%	$222,772	$480	0.29%
Savings	79,095	11	0.02%	50,308	16	0.04%
Money markets	55,816	146	0.35%	63,077	390	0.83%
Time deposits	14,046	118	1.12%	75,231	1,134	2.01%
Wholesale deposits	174,715	1,153	0.88%	1,224,090	18,690	2.04%
Total interest-bearing deposits	581,692	1,429	0.33%	1,635,478	20,712	1.69%
Overnight fed funds purchased	7	—	0.25%	245,030	2,805	1.53%
FHLB advances	—	—	—%	110,000	2,019	2.45%
Subordinated debentures	73,864	3,442	6.23%	73,698	3,471	6.29%
Other borrowings	22,307	603	3.61%	29,792	903	4.05%
Total borrowings	96,178	4,045	5.62%	458,520	9,197	2.68%
Total interest-bearing liabilities	677,870	5,474	1.08%	2,093,998	29,909	1.91%
Noninterest-bearing deposits	6,727,627	—	—%	3,991,561	—	—%
Total deposits and interest-bearing liabilities	7,405,497	$5,474	0.10%	6,085,559	$29,909	0.66%
Other noninterest-bearing liabilities	184,825			136,722
Total liabilities	7,590,322			6,222,281
Shareholders' equity	826,466			831,843
Total liabilities and shareholders' equity	$8,416,788			$7,054,124
Net interest income and net interest rate spread including noninterest-bearing deposits		$208,324	3.70%		$194,525	4.24%

Net interest margin			3.68%			4.21%
Tax-equivalent effect			0.02%			0.04%
Net interest margin, tax-equivalent(3)			3.70%			4.25%
(1) Tax rate used to arrive at the TEY for the six months ended June 30, 2021 and 2020 was 21%.
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

Provision for Credit Losses
The Company recorded a $4.6 million and a $41.0 million provision for credit losses for the three and nine months ended June 30, 2021, as compared to a $15.1 million and $55.8 million provision for credit losses for the same period of the prior year. The decrease in the overall provision compared to the prior year was due in large part to the increase in the allowance as part of the Company's response to the emerging COVID-19 pandemic during the fiscal 2020 third quarter. Net charge-offs were $12.3 million for the quarter ended June 30, 2021, compared to $14.7 million for the quarter ended June 30, 2020. The majority of the net charge-offs for the quarter were attributable to seasonal tax-related loan products.

Noninterest Income
Noninterest income for the fiscal 2021 third quarter increased to $62.5 million from $41.0 million for the same period of the prior year. This increase was primarily related to card fee income and refund transfer fee income. Card fees benefited from increased card balances related to stimulus programs. Refund transfer fee income was higher compared to last year due to refund transfer volume shift from the second fiscal quarter because of the delay in the 2021 tax season.

Noninterest income for the nine months ended June 30, 2021 increased by $22.3 million, or 11%, to $221.4 million compared to the same period in the prior fiscal year.

Noninterest Expense
Noninterest expense increased 14% to $81.5 million for the fiscal 2021 third quarter, from $71.2 million for the same quarter last year, primarily driven by increases in compensation and benefits due to a return to more normalized incentive accruals in fiscal year 2021 and additional employees to support growth. Refund transfer product expense was also higher than the same quarter last year, due largely to a shift in volume into the fiscal 2021 third quarter as a result of the delayed IRS filing date.

Noninterest expense for the nine months ended June 30, 2021 increased by $11.3 million, or 5%, to $250.1 million compared to the same period in the prior year.

Income Tax Expense
The Company recorded an income tax expense of $4.9 million, representing an effective tax rate of 11.0%, for the fiscal 2021 third quarter, compared to an income tax benefit of $2.4 million, representing an effective tax rate of (14.4)%, for the fiscal 2020 third quarter. The increase in the recorded income tax expense reflected an increase in fiscal 2021 third quarter earnings, whereas the prior year’s income tax benefit was chiefly the result of adjustments needed for the ratably recognized investment tax credits and lower earnings forecast at that time due to COVID-19.

The Company originated $13.5 million in solar leases during the fiscal 2021 third quarter, compared to $1.3 million during last year's third quarter. Investment tax credits related to solar leases are recognized ratably based on income throughout each fiscal year. The timing and impact of future solar tax credits are expected to vary from period to period, and Meta intends to undertake only those tax credit opportunities that meet the Company's underwriting and return criteria.

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

The Company believes that the level of allowance for credit losses at June 30, 2021 was appropriate and reflected probable losses related to these loans and leases; however, there can be no assurance that all loans and leases will be fully collectible or that the present level of the allowance will be adequate in the future. See the section below titled “Allowance for Credit Losses” for further information.

The table below sets forth the amounts and categories of nonperforming assets in the Company’s portfolio as of the dates set forth below. Foreclosed assets include assets acquired in settlement of loans.

(Dollars in Thousands)	June 30, 2021	September 30, 2020
Nonperforming loans and leases
Nonaccruing loans and leases:
Term lending	$14,470	$16,274
Factoring	37	1,096
Lease financing	2,208	3,583
SBA/USDA	600	600
Commercial finance	17,315	21,553
Total National Lending	17,315	21,553
Commercial real estate and operating	17,896	580
Consumer one-to-four family real estate and other	108	50
Agricultural real estate and operating	1,769	1,769
Total Community Banking	19,773	2,399
Total	37,088	23,952

Accruing loans and leases delinquent >89 days past due:
Term lending	2,073	266
Lease financing	1,403	4,344
Insurance premium finance	874	2,364
SBA/USDA	—	427
Commercial finance	4,350	7,401
Consumer credit products	469	499
Other consumer finance	—	373
Consumer finance	469	872
Tax services	—	1,743
Total National Lending	4,819	10,016
Commercial real estate and operating	—	50
Total Community Banking	—	50
Total	4,819	10,066

Total nonperforming loans and leases	41,907	34,018

Other assets
Nonperforming operating leases	1,995	4,045

Foreclosed and repossessed assets:
Commercial finance	1,204	9,957
Total	1,204	9,957

Total other assets	3,199	14,002

Total nonperforming assets	$45,106	$48,020
Total as a percentage of total assets	0.63%	0.79%

At June 30, 2021, nonperforming loans and leases totaled $41.9 million, representing 1.17% of total loans and leases, compared to $34.0 million, or 0.97% of total loans and leases at September 30, 2020.

As of June 30, 2021, $41.5 million of the loans and leases that were granted deferral payments by the Company were still in their deferment period. As of September 30, 2020, loans and leases totaling $170.0 million were within their deferment period.

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

Meta is now revising its credit administration policies and reviewing its loan portfolio to better align with OCC guidance for national banks, a process that began during the quarter ending June 30, 2021 and is expected to be completed by September 30, 2021. We expect these credit policy revisions will have an impact on our loan and lease risk ratings, resulting in downgrades of certain credits in several categories. Our loan and collateral management practices have proven effective in managing losses during previous economic cycles; and while we expect this process will result in setting a new baseline for portfolio metrics going forward, it does not indicate a deterioration in our portfolio's expected performance.

On the basis of management’s review of its loans, leases, and other assets, at June 30, 2021, the Company had classified $135.1 million of its assets as substandard, $7.2 million as doubtful and none as loss. At September 30, 2020, the Company classified $61.6 million of its assets as substandard, $6.3 million as doubtful and none as loss.

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

At June 30, 2021, the Company had established an ACL totaling $91.2 million, compared to $56.2 million at September 30, 2020. The increase in the allowance at June 30, 2021 was driven primarily by the adoption of the CECL accounting standard noted above, along with the seasonal allowance build in the tax services portfolio. The CECL methodology requires loss estimates for the remaining estimated life of the assets to be measured using historical loss data, adjustments for current conditions, and adjustments for reasonable and supportable forecasts of future economic conditions, which led to the increase in the ACL as of the October 1, 2020 adoption date.

The following table presents the Company's allowance for loan and lease losses as a percentage of its total loans and leases.

	As of the Period Ended
	June 30, 2021	March 31, 2021	December 31, 2020	October 1, 2020(1)	September 30, 2020	June 30, 2020
Commercial finance	1.73%	1.77%	1.88%	1.85%	1.30%	1.36%
Consumer finance	3.80%	4.70%	4.39%	4.31%	1.64%	1.75%
Tax services	58.99%	12.90%	1.53%	0.06%	0.06%	59.67%
Warehouse finance	0.10%	0.10%	0.10%	0.10%	0.10%	0.10%
National Lending	2.44%	2.57%	1.89%	1.86%	1.20%	1.68%
Community Banking	4.36%	4.03%	4.01%	3.37%	4.59%	2.55%
Total loans and leases	2.61%	2.71%	2.10%	2.08%	1.70%	1.88%
(1) Represents the Company's allowance coverage ratio upon the adoption of the Accounting Standards Update 2016-13 using September 30, 2020 loan and lease and allowance balances plus the CECL allowance adjustment.

Management closely monitors economic developments and considers these factors when assessing the appropriateness of its ACL. The Company's allowance for credit losses as a percentage of total loans and leases decreased to 2.61% at June 30, 2021 from 2.71% at March 31, 2021. The decrease in the total loans and leases coverage ratio reflected a seasonal reduction in the allowance of the tax services loan portfolios. The coverage ratios for the other non-tax-related loan categories remained relatively similar to the March 31, 2021 quarter. The Company expects to continue to diligently monitor the ACL and adjust as necessary in future periods to maintain an appropriate and supportable level.

Management believes that, based on a detailed review of the loan and lease portfolio, historic loan and lease losses, current economic conditions, the size of the loan and lease portfolio and other factors, the level of the ACL at June 30, 2021 reflected an appropriate allowance against inherent credit losses from the lending portfolio. Although the Company maintains its ACL at a level it considers to be appropriate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan and lease losses will not be required in future periods. In addition, the Company’s determination of the ACL is subject to review by the OCC, which can require the establishment of additional general or specific allowances.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within these financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Management has identified its critical accounting policies, which are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations, and include those for the ACL, goodwill and identifiable intangible assets. These policies involve complex and subjective decisions and assessments. Some of these estimates may be uncertain at the time they are made, could change from period to period, and could have a material impact on the financial statements. A discussion of the Company’s critical accounting policies and estimates can be found in the Company's Annual Report on Form 10-K for the year ended September 30, 2020. There were no significant changes to these critical accounting policies and estimates during the first nine months of fiscal 2021.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, derived principally through its payments divisions, borrowings, principal and interest payments on loans and mortgage-backed securities, and maturing investment securities. In addition, the Company utilizes wholesale deposit sources to provide temporary funding when necessary or when favorable terms are available. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are influenced by the level of interest rates, general economic conditions and competition. The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses. At June 30, 2021, the Company had commitments to originate and purchase loans and unused lines of credit totaling $1.32 billion. The Company believes that loan repayments and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined). At June 30, 2021, both the Bank and the Company remained above the applicable federal regulatory minimum capital requirements, continued to be classified as well-capitalized, and remained in good standing with the regulatory agencies. The Company and the Bank made the accumulated other comprehensive income (“AOCI”) opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.

The tables below include certain non-GAAP financial measures that are used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies. Management reviews these measures along with other measures of capital as part of its financial analysis.

			Minimum to be	Minimum to be
			Adequately	Well Capitalized
			Capitalized Under	Under Prompt
			Prompt Corrective	Corrective Action
At June 30, 2021	Company	Bank	Action Provisions	Provisions
Tier 1 leverage capital ratio	6.85%	7.83%	4.00%	5.00%
Common equity Tier 1 capital ratio	12.76%	14.94%	4.50%	6.50%
Tier 1 capital ratio	13.11%	14.96%	6.00%	8.00%
Total capital ratio	16.18%	16.22%	8.00%	10.00%

The following table provides certain non-GAAP financial measures used to compute certain of the ratios included in the table above, as well as a reconciliation of such non-GAAP financial measures to the most directly comparable financial measure in accordance with GAAP:

(Dollars in Thousands)	Standardized Approach(1) June 30, 2021
Total stockholders' equity	$876,633
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	301,179
LESS: Certain other intangible assets	35,100
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	17,753
LESS: Net unrealized gains on available-for-sale securities	14,750
LESS: Noncontrolling interest	1,490
ADD: Adoption of Accounting Standards Update 2016-13	13,913
Common Equity Tier 1 Capital (1)	520,274
Long-term borrowings and other instruments qualifying as Tier 1	13,661
Tier 1 minority interest not included in common equity tier 1 capital	932
Total Tier 1 Capital	534,867
Allowance for loan and lease losses	51,317
Subordinated debentures (net of issuance costs)	73,936
Total Capital	$660,119
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

(Dollars in Thousands)	June 30, 2021
Total Stockholders' Equity	$876,633
LESS: Goodwill	309,505
LESS: Intangible assets	34,898
Tangible common equity	532,230
LESS: AOCI	15,222
Tangible common equity excluding AOCI	$517,008

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

CONTRACTUAL OBLIGATIONS

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations" in the Company’s Annual Report on Form 10-K for its fiscal year ended September 30, 2020 for a summary of our contractual obligations as of September 30, 2020. There were no material changes outside the ordinary course of our business in contractual obligations from September 30, 2020 through June 30, 2021.

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

For discussion of the Company’s off-balance sheet financing arrangements at June 30, 2021, see Note 15 to our Condensed Consolidated Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q. Depending on the extent to which the commitments or contingencies described in Note 15 occur, the effect on the Company’s capital and net income could be significant.

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

The EAR analysis used in the following table reflects the required analysis used no less than quarterly by management. It models basis point parallel shifts in market interest rates over the next one-year period. The following table shows the results of the scenarios as of June 30, 2021:

Net Sensitive Earnings at Risk
		Change in Interest Income/Expense for a given change in interest rates
		Over / (Under) Base Case Parallel Shift
(Dollars in Thousands)	Book Value	-100	Base	+100	+200	+300	+400
Total interest-sensitive income	6,268,481	263,528	277,435	304,821	332,381	360,703	389,144
Total interest-sensitive expense	509,340	672	824	1,954	3,111	4,281	5,493
Net interest-sensitive income		262,856	276,611	302,867	329,270	356,422	383,651

Percentage change from base	—	-5.0%	—%	9.5%	19.0%	28.9%	38.7%

The EAR analysis reported at June 30, 2021, shows that Total Interest Sensitive Income will change more rapidly than Total Interest Sensitive Expense over the next year. IRR is a snapshot in time. The Company’s business and deposits are predictably cyclical on a weekly, monthly and yearly basis. The Company’s static IRR results could vary depending on which day of the week the month ends, primarily related to payroll processing and timing of when certain programs are prefunded and when the funds are received.
The Company believes that its portfolio of noninterest-bearing deposits provides a stable and profitable funding vehicle and a significant competitive advantage in a rising interest rate environment, as the Company’s cost of funds would likely remain low.
Under EVE analysis, the economic value of financial assets, liabilities and off-balance sheet instruments is derived under each rate scenario. The economic value of equity is calculated as the difference between the estimated market value of assets and liabilities, net of the impact of off-balance sheet instruments.
The EVE analysis used in the following table reflects the required analysis used no less than quarterly by management. It models immediate basis point parallel shifts in market interest rates. The following table shows the results of the scenarios as June 30, 2021:

Economic Value Sensitivity
	Standard (Parallel Shift)
	Economic Value of Equity at Risk %
	-100	+100	+200	+300	+400
Percentage change from base	-13.8%	9.3%	16.4%	22.2%	27.7%
The EVE at risk reported at June 30, 2021 shows that the economic value of equity position is expected to benefit from rising interest rates due to the large amount of noninterest-bearing funding.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management, under the direction of its Chief Executive Officer and Chief Financial Officer, is responsible for maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "1934 Act")) that are designed to ensure that information required to be disclosed in reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Quarterly Report on Form 10-Q, management evaluated the Company's disclosure controls and procedures. The evaluation was performed under the direction of the Company's Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of June 30, 2021, of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2021, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Based on this evaluation, management concluded that, as of the end of the period covered by this report, there were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the fiscal third quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting except as set forth above.

META FINANCIAL GROUP, INC.
PART II - OTHER INFORMATION

FORM 10-Q

Item 1. Legal Proceedings

See “Legal Proceedings” under Note 15 to the "Notes to Condensed Consolidated Financial Statements" which is incorporated herein by reference.

Item 1A. Risk Factors

A description of our risk factors can be found in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. There were no material changes to those risk factors during the nine months ended June 30, 2021, except that the following risk factors are hereby added:

We will be subject to heightened regulatory requirements if our total assets grow in excess of $10 billion as of December 31 of any calendar year.

As of June 30, 2021, our total assets were $7.05 billion. While we intend to remain under the $10 billion asset level, our total assets could exceed $10 billion at the end of this calendar year. Our total assets increased substantially during certain periods of fiscal 2020 and fiscal 2021 as a result of our distribution of prepaid debit cards as part of the EIP program and deposits our prepaid partners received related to the EIP program. Although we did not expect the EIP program deposits to expand our total assets beyond $10 billion, these deposits, in combination with Child Tax Credit (CTC) deposits, could result in such an increase. In addition to our current regulatory requirements, banks with $10 billion or more in total assets are, among other things: examined directly by the CFPB with respect to various federal consumer financial laws; subject to reduced dividends on the Bank’s holdings of Federal Reserve Bank of Minneapolis common stock; subject to limits on interchange fees pursuant to the Durbin Amendment to the Dodd-Frank Act; subject to certain enhanced prudential standards; no longer treated as a “small institution” for FDIC deposit insurance assessment purposes; and no longer eligible to elect to be subject to the Community Bank Leverage ratio. Compliance with these additional ongoing requirements may necessitate additional personnel, the design and implementation of additional internal controls, or the incurrence of other significant expenses, any of which could have a significant adverse effect on our business, financial condition or results of operations. Our regulators may also consider our preparation for compliance with these regulatory requirements in the course of examining our operations generally or when considering any request from us or the Bank.

We will become subject to reduced interchange income and could face related adverse business consequences if our total assets grow in excess of $10 billion as of December 31 of any calendar year.

Debit card interchange fee restrictions set forth in Section 1075 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which is known as the Durbin Amendment, as implemented by regulations of the Federal Reserve, cap the maximum debit interchange fee that a debit card issuer may receive per transaction. Debit card issuers with total consolidated assets of less than $10 billion are exempt from these interchange fee restrictions. The exemption for small issuers ceases to apply as of July 1 of the year following the calendar year in which the debit card issuer has total consolidated assets of $10 billion or more at calendar year-end. Our total assets increased substantially during certain periods of fiscal 2020 and fiscal 2021 as a result of our distribution of prepaid debit cards as part of the EIP program and deposits our prepaid partners received related to the EIP program. Although we do not expect the EIP program deposits to expand our total assets beyond $10 billion at calendar year end, these deposits, in combination with CTC deposits, could result in such an increase. Any reduction in interchange income as a result of the loss of the exemption for small issuers under the Durbin Amendment could have a significant adverse effect on our business, financial condition and results of operations. Moreover, our loss of eligibility under the exemption for small issuers could adversely affect or reduce our ability to maintain certain of our fee-sharing prepaid card partnerships, which have the right to terminate our agreement with respect to certain financial services under such circumstances. See risk factor “We are dependent upon relationships with various third parties with respect to our operations, and our ability to maintain such relationships and the ability of such third parties to perform in accordance with the applicable agreements, could adversely affect our business” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities.

Meta's Board of Directors authorized a 7,500,000 share repurchase program on November 20, 2019 that is scheduled to expire on December 31, 2022. The share repurchase program became effective on November 21, 2019. The Company suspended its share repurchase activity in March 2020 and resumed repurchase activity during September 2020. The table below sets forth information regarding repurchases of our common stock during the fiscal 2021 third quarter.

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(1)(2)	Total Number Of Shares Purchased As Part of Publicly Announced Plans Or Programs	Maximum Number Of Shares that may yet be Purchased Under the Plans or Programs
April 1 to 30	—	$—	—	1,550,173
May 1 to 31	829	49.26	—	1,550,173
June 1 to 30	—	—	—	1,550,173
Total	829		—
(1) These shares were acquired in satisfaction of the tax withholding obligations of holders of restricted stock unit awards, which vested during the quarter.
(2) The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

Item 6. Exhibits.

Exhibit Number	Description
10.1*	Severance and General Release Agreement, effective as of April 30, 2021, by and between MetaBank, N.A., and Sheree S. Thornsberry (incorporated by reference to Exhibit 10.1 of Meta Financial Corporation’s Form 8-K filed with the SEC on May 3, 2021).

10.2+	Executive Nonqualified Deferred Compensation Plan Adoption Agreement (incorporated by reference to Exhibit 10.1 of Meta Financial Corporation’s Form 8-K filed with the SEC on May 20, 2021).

10.3+	Executive Nonqualified Deferred Compensation Plan Document (incorporated by reference to Exhibit 10.2 of Meta Financial Corporation’s Form 8-K filed with the SEC on May 20, 2021).

10.4+	First Amendment to the MetaBank, National Association Amended and Restated Supplemental Employees’ Investment Plan for Salaried Employees (incorporated by reference to Exhibit 10.3 of Meta Financial Corporation’s Form 8-K filed with the SEC on May 20, 2021).

31.1	Section 302 certification of Chief Executive Officer.

31.2	Section 302 certification of Chief Financial Officer.

32.1	Section 906 certification of Chief Executive Officer.

32.2	Section 906 certification of Chief Financial Officer.

101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Condensed Consolidated Statements of Financial Condition, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements, tagged in summary and in detail.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).
* Certain schedules or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that the Company may request confidential treatment for any schedule or exhibit so furnished.
+ Management contract or compensatory plan or arrangement.

META FINANCIAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

META FINANCIAL GROUP, INC.

Date: August 9, 2021	By:	/s/ Bradley C. Hanson
Bradley C. Hanson,
President, Chief Executive Officer and Director

Date: August 9, 2021	By:	/s/ Glen W. Herrick
Glen W. Herrick, Executive Vice President
and Chief Financial Officer