Form 10-K
period 2021-09-30
META FINANCIAL GROUP INC
filed 2021-11-23
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021
OR
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer." "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

As of March 31, 2021, the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the NASDAQ Global Select Market as of such date, was $1.4 billion.

As of November 18, 2021, there were 30,548,503 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K -- Portions of the Proxy Statement for the Annual Meeting of Stockholders expected to be held February 22, 2022 are incorporated by reference into Part III of this report.

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

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” or the negative of those terms, or other words of similar meaning or similar expressions. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements are based on information currently available to us and assumptions about future events, and include statements with respect to the Company’s beliefs, expectations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such risks, uncertainties and other factors may cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Such statements address, among others, the following subjects: future operating results; our ability to remediate the material weakness in our internal controls over financial reporting and otherwise maintain effective internal controls over financial reporting; the expected impact of the ongoing COVID-19 pandemic and related governmental actions; on our business, industry, and the capital markets; customer retention; expectations regarding the Company's and the Bank's ability to meet minimum capital ratios and capital conservation buffers; loan and other product demand; expectations concerning acquisitions and divestitures; new products and services; credit quality; the level of net charge-offs and the adequacy of the allowance for credit losses; technology; and management and other employees. The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: successfully transitioning and maintaining our executive management team; expected growth opportunities may not be realized or may take longer to realize than expected; the potential adverse effects of the ongoing COVID-19 pandemic and any governmental or societal responses thereto including the efficacy of the COVID-19 vaccines, or other unusual and infrequently occurring events; changes in tax laws; the strength of the United States' economy, and the local economies in which the Company operates; changes in trade, monetary, and fiscal policies and laws, including actual changes in interest rates and the Fed funds rate; inflation, market, and monetary fluctuations; the timely and efficient development of new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value and acceptance of these products and services by users; the Bank's ability to maintain its Durbin Amendment exemption; the risks of dealing with or utilizing third parties, including, in connection with the Company’s tax refund advance business; the risk of reduced volume of refund advance loans as a result of reduced customer demand for or usage of Meta’s strategic partners’ refund advance products; our relationship with, and any actions which may be initiated by our regulators; changes in financial services laws and regulations, including laws and regulations relating to the tax refund industry and the insurance premium finance industry and recent and potential changes in response to the ongoing COVID-19 pandemic; technological changes, including, but not limited to, the security of our electronic systems and information; the impact of acquisitions and divestitures; litigation risk; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by MetaBank of its status as a well-capitalized institution; changes in consumer spending and saving habits; the impact of our participation as prepaid card issuer for government stimulus and other programs and potentially similar programs in the future; losses from fraudulent or illegal activity; technological risks and developments, and cyber threats, attacks or events; and the success of the Company at maintaining its high quality asset level and managing and collecting assets of borrowers in default should problem assets increase.

The foregoing list of factors is not exclusive. We caution you not to place undue reliance on these forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K speak only as of the date hereof, and the Company does not undertake any obligation to update, revise, or clarify these forward-looking statements whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Additional discussions of factors affecting the Company’s business and prospects are reflected under the caption “Risk Factors,” and in the Company’s periodic filings with the SEC. The Company expressly disclaims any intent or obligation to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company or its subsidiaries, whether as a result of new information, changed circumstances, or future events or for any other reason.

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

The Company strives to remove barriers to financial access and promote economic mobility by working with third parties to provide responsible, secure, high quality financial products that contribute to the social and economic benefit of communities at the core of the real economy. Meta works to increase financial availability, choice, and opportunity for all.

The Company's national bank charter, coordination with regulators, and deep understanding of risk mitigation and compliance help to disrupt traditional banking norms, guide its partners, and deliver financial products, services, and funding to the businesses and people who need them most.

Meta believes in financial inclusion for all®.

The Bank, a wholly-owned full-service banking subsidiary of Meta, operates through three reportable segments (Consumer, Commercial, and Corporate Services/Other). See Note 21. Segment Reporting for further information on the reportable segments.

The business of the Bank primarily consists of attracting deposits and investing those funds in its loan and lease portfolios, along with providing banking-as-a-service (BaaS) solutions to third parties to offer their customers financial solutions. In addition to originating loans and leases, the Bank also occasionally contracts to sell loans, such as tax refund advance loans, consumer credit product loans, and government guaranteed loans, to third party buyers. The Bank also sells and purchases loan participations from time to time to and from other financial institutions, as well as mortgage-backed securities ("MBS") and other investments permissible under applicable regulations.

In addition to its lending and deposit gathering activities, the Bank offers BaaS solutions by issuing prepaid cards, offering innovative consumer credit products, sponsoring merchant acquiring and automated teller machines (“ATMs”) in various debit networks, and offering tax refund-transfer services and other payment industry products and services. Through its activities, the Meta Payments division generates both fee income and low-cost deposits for the Bank.

OTHER SUBSIDIARIES

Meta Capital, LLC ("Meta Capital"), a wholly-owned service corporation subsidiary of MetaBank was formed in 2017 for the purpose of making minority equity investments. Meta Capital focuses on investing in companies in the financial services industry.

First Midwest Financial Capital Trust I, a wholly-owned subsidiary of Meta, was established in July 2001 and Crestmark Capital Trust I, acquired by the Company in August 2018, was established in June 2005 for the purpose of issuing trust preferred securities.

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

The principal executive office of the Company is located at 5501 South Broadband Lane, Sioux Falls, South Dakota 57108. Its telephone number at that address is (877) 497-7497.

The Company is subject to comprehensive regulation and supervision. See “Regulation and Supervision” herein.

LENDING ACTIVITIES

General

The Company focuses its lending activities on the origination of commercial finance loans, consumer finance loans and taxpayer advance loans. The Company emphasizes credit quality and seeks to avoid undue concentrations of loans and leases to a single industry or based on a single class of collateral. The Company has established lending policies that include a number of underwriting factors that it considers in making a loan, including loan-to-value ratio, cash flow, interest rate and credit history of the borrower. At September 30, 2021, the Company’s loans and leases receivable, net of allowance for credit losses, totaled $3.54 billion, or 53% of the Company’s total assets, as compared to $3.27 billion, or 54%, at September 30, 2020.

Loan and lease applications are initially considered and approved at various levels of authority, depending on the type and amount of the loan or lease as directed by the Bank's lending policies. The Company has a loan committee structure in place for oversight of its lending activities. Loans and leases in excess of certain amounts require approval by an Executive Credit Committee. The Company may discontinue, adjust, or create new lending programs to respond to competitive factors.

At September 30, 2021, the Company’s largest lending relationship to a single borrower or group of related borrowers totaled $80.0 million. The Company had 24 other lending relationships in excess of $21.0 million as of September 30, 2021.

Loan and Lease Portfolio Composition

The following table provides information about the composition of the Company’s loan and lease portfolio in dollar amounts and in percentages as of the dates indicated. In general, for the fiscal year ended September 30, 2021, the aggregate principal amounts in all categories of loans and leases discussed below, except community banking loans, increased over levels from the prior fiscal year.

	At September 30,
	2021		2020		2019		2018		2017
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate Loans
Commercial finance	$154,991	4.3%	$52,207	1.6%	$42,266	1.2%	$14,971	0.5%	$—	—%
Community banking	192,337	5.3%	464,661	14.1%	1,121,565	30.7%	1,008,841	34.3%	844,016	63.6%
Total real estate loans	347,328	9.6%	516,868	15.7%	1,163,831	31.9%	1,023,812	34.8%	844,016	63.6%

Other Loans and Leases
Commercial finance	2,570,504	71.3%	2,255,777	68.1%	1,873,964	51.3%	1,494,878	50.8%	255,308	19.2%
Consumer finance	252,857	7.0%	224,151	6.8%	268,198	7.3%	270,361	9.2%	140,229	10.6%
Tax services	10,405	0.3%	3,066	0.1%	2,240	0.1%	1,073	—%	192	—%
Warehouse finance	419,926	11.6%	293,375	8.8%	262,924	7.2%	65,000	2.2%	—	—%
Community banking	6,795	0.2%	20,903	0.5%	80,256	2.2%	89,865	3.0%	87,087	6.6%
Total other loans and leases	3,260,487	90.4%	2,797,272	84.3%	2,487,582	68.1%	1,921,177	65.2%	482,816	36.4%
Total loans and leases, net	$3,607,815	100.0%	$3,314,140	100.0%	$3,651,413	100.0%	$2,944,989	100.0%	$1,326,832	100.0%

The following table shows the composition of the Company’s loan and lease portfolio by fixed- and adjustable-rate at the dates indicated.

	At September 30,
	2021		2020		2019		2018		2017
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed-Rate Loans and Leases
Commercial finance	$1,754,706	48.6%	$1,687,130	50.9%	$1,113,071	30.5%	$956,920	32.5%	$250,459	18.9%
Consumer finance	154,169	4.3%	108,706	3.3%	22,965	0.6%	21,093	0.7%	16,489	1.2%
Tax services	10,405	0.3%	3,066	0.1%	2,240	0.1%	1,073	—%	—	—%
Warehouse finance	322,682	8.9%	124,012	3.7%	—	—%	—	—%	—	—%
Community banking	190,240	5.3%	433,458	13.1%	1,096,750	30.0%	1,016,361	34.6%	854,274	64.5%
Total fixed-rate loans and leases	2,432,202	67.4%	2,356,372	71.1%	2,235,026	61.2%	1,995,447	67.8%	1,121,222	84.5%

Adjustable-Rate Loans and Leases
Commercial finance	970,789	26.9%	620,854	18.7%	803,159	22.0%	552,929	18.8%	4,849	0.4%
Consumer finance	98,688	2.7%	115,445	3.5%	245,233	6.7%	249,268	8.4%	123,742	9.3%
Tax services (1)	—	—%	—	—%	—	—%	—	—%	192	—%
Warehouse finance	97,244	2.7%	169,363	5.1%	262,924	7.2%	65,000	2.2%	—	—%
Community banking	8,892	0.3%	52,106	1.6%	105,071	2.9%	82,345	2.8%	76,827	5.8%
Total adjustable-rate loans and leases	1,175,613	32.6%	957,768	28.9%	1,416,387	38.8%	949,542	32.2%	205,610	15.5%

Total loans and leases	3,607,815	100.0%	3,314,140	100.0%	3,651,413	100.0%	2,944,989	100.0%	1,326,832	100.0%
Deferred fees and discounts	1,748		8,625		7,434		(250)		(1,461)
Allowance for credit losses	(68,281)		(56,188)		(29,149)		(13,040)		(7,534)
Total loans and leases receivable, net	$3,541,282		$3,266,577		$3,629,698		$2,931,699		$1,317,837
(1) Certain tax services loans do not bear interest.

The following table illustrates the maturity analysis of the Company’s loan and lease portfolio at September 30, 2021 and reflects management’s estimate of the effects of loan and lease prepayments or curtailments based on data from the Company’s historical experiences and other third-party sources.

	Due In 1 Year Or Less		Due After 1 Year Through 5 Years		Due After 5 Years		Total
(Dollars in Thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount
Commercial finance	$1,843,719	7.43%	$758,414	6.48%	$123,362	5.57%	$2,725,495
Consumer finance	125,053	6.71%	114,608	6.06%	13,196	5.74%	252,857
Tax services	10,404	—%	—	—%	—	—%	10,404
Warehouse finance	80,770	6.09%	339,156	6.16%	—	—%	419,926
Community banking	33,267	4.15%	93,965	4.15%	71,901	4.05%	199,133
Total loans and leases	$2,093,213	7.25%	$1,306,143	6.19%	$208,459	5.06%	$3,607,815

Commercial Finance
The Company's commercial finance product lines include term lending, asset based lending, factoring, lease financing, insurance premium finance, government guaranteed lending and other commercial finance products offered on a nationwide basis.

Term Lending. Through its Crestmark division, the Bank originates a variety of collateralized conventional term loans and notes receivable. While terms range from three years to 25 years, the weighted average life of these loans is approximately 53 months. These term loans may be secured by equipment, recurring revenue streams, or real estate. Credit risk is managed through setting loan amounts appropriate for the collateral based on information including equipment cost, appraisals, valuations, and lending history. The Bank follows standardized loan policies and established and authorized credit limits and applies attentive portfolio management, which includes monitoring past dues, financial performance, financial covenants, and industry trends. As of September 30, 2021, 33% of the term lending portfolio exposure is concentrated in solar/alternative energy, most of which are construction projects that will convert to longer term government guaranteed facilities upon completion of the construction phase. Equipment Finance Agreements make up 33%, of the term lending total as of September 30, 2021. The remaining 34% are a variety of investment advisory and insurance agency loans and other more traditional term equipment and general purpose commercial loans.

Asset Based Lending. Through its Crestmark division, the Bank provides asset based loans secured by short-term assets such as accounts receivable and inventory. Asset based loans may also be secured by real estate and equipment. The primary sources of repayment are the operating income of the borrower, the collection of the receivables securing the loan, and/or the sale of the inventory securing the loan. Loans are typically revolving lines of credit with terms of one year to three years, whereby the Bank withholds a contingency reserve representing the difference between the amount advanced and the fair value of the invoice amount or other collateral value. Credit risk is managed through advance rates appropriate for the collateral (generally, advance rates on accounts receivable ranges from 80% to 95% and inventory advance rates range from 40% to 50%), standardized loan policies, established and authorized credit limits, attentive portfolio management and the use of lock box agreements and similar arrangements which result in the Company receiving and controlling the debtors' cash receipts. As of September 30, 2021, approximately 55% of these loans were backed by accounts receivable.

Factoring. Through its Crestmark division, the Bank provides factoring lending where clients provide detailed accounts receivable reports for lending arrangements. The factoring clients are diversified as to industry and geography. With these loans, the Crestmark division withholds a contingency reserve, which is the difference between the fair value of the invoice amount or other collateral value and the amount advanced (generally, advance rates range between 80% and 95% on accounts receivable). This reserve is withheld for nonpayment of factored receivables, service fees and other adjustments. Credit risk is managed through standardized advance policies, established and authorized credit limits, verification of receivables, attentive portfolio management and the use of lock box agreements and similar arrangements which result in the Company receiving and controlling the client's cash receipts. In addition, clients generally guarantee the payment of purchased accounts receivable.

Lease Financing. Through its Crestmark division, the Bank provides creative, flexible lease solutions for equipment needs of middle market companies. Leases that transfer substantially all of the benefits and risks of ownership to the lessee are accounted for as sales-type or direct financing leases. The lease may contain provisions that transfer ownership to the lessee at the end of the initial term, contain a bargain purchase option or allow for purchase of the equipment at fair market value. Residual values are estimated at the inception of the lease. Lease maturities are generally no greater than 84 months.

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

Small Business Administration ("SBA") and United States Department of Agriculture ("USDA"). The Bank originates loans through programs partially guaranteed by the SBA or USDA. These loans are made to small businesses and professionals. Certain guaranteed portions of these loans are generally sold to the secondary market. See "Originations, Sales and Servicing of Loans and Leases" below for further details. As part of the CARES Act, the SBA will pay six months of principal, interest, and any associated fees that borrowers owe for all current 7(a), 504, and Microloans in regular servicing status as well as new 7(a), 504, and Microloans disbursed prior to September 27, 2020. As of September 30, 2021, there were 10 loans with a retained outstanding balance of $1.8 million receiving six months principal and interest from the SBA. The Company is also participating in the Paycheck Protection Program (the "PPP") which is being administered by the SBA. The Company expects that the major portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. Loans funded through the PPP are fully guaranteed by the U.S. government. As of September 30, 2021, the Company had 370 loans outstanding with total loan balances of $96.0 million originated as part of the PPP program. In total, 69% of the PPP loan balances were forgiven through September 30, 2021.

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

Consumer Finance
Consumer Credit Products. The Bank designs its credit program relationships with certain desired outcomes. Three high priority outcomes are liquidity, credit protection, and risk retention. The Bank believes the benefits of these outcomes not only support its goals but the goals of the credit program partner as well. The Bank designs its program credit protections in a manner so that the Bank earns a reasonable risk adjusted return, but is protected by certain layers of credit support, similar to what you would find in structured finance. The Bank will hold a sizable portion of the originated asset on its own balance sheet but retains the flexibility to sell a portion of the originated asset to other interested parties, thereby supporting program liquidity.

As of September 30, 2021, the Bank has multiple consumer credit programs. The loan products offered under these programs are generally closed-end installment loans with terms between 12 months and 84 months.

Other Consumer Finance
Student Lending. The Bank's purchased student loan portfolios are seasoned, floating rate, private portfolios that are serviced by a third-party servicer. The portfolio purchased during the fiscal 2018 first quarter is indexed to one-month of the London Interbank Offered Rate ("LIBOR"), while the portfolio purchased in the fiscal 2017 first quarter is indexed to three-month LIBOR plus various margins. The Company received written notification on June 18, 2018 from ReliaMax Surety Company ("ReliaMax"), the company that provided insurance coverage for the student loan portfolios, which informed policy holders that the South Dakota Division of Insurance filed a petition to have ReliaMax declared insolvent and to adopt a plan of liquidation. An Order of Liquidation was entered on June 27, 2018 by the Sixth Circuit Court in Hughes County, South Dakota, declaring ReliaMax insolvent and appointing the South Dakota Division of Insurance as liquidator to adopt a plan of liquidation. The Company expects to ultimately recover a portion of the unearned premiums. During fiscal year 2021 the Bank recovered $4.99 million of these unearned premiums which have been recorded in other income.

Direct to Consumer. The Bank is piloting a new direct line of credit, which will enhance the products offered to many of our existing BaaS partners.

Emerald Advance. Through the Bank’s partner program, the Bank serves as a facilitator of a line of credit, where customers draw on a line of credit and the balance must be paid down to zero by February 15 to maintain an account with good standing. Funds are loaded onto a prepaid card and the line of credit gives customers the ability to repeatedly borrow and repay money and has an annual resting period from January 27 to February 15 during which draws cannot be made. The primary source of repayment is the income tax refund. Upon the end of the 2021 tax season the remaining loan balances were acquired by H&R Block in accordance with an agreement between MetaBank and H&R Block. As of September 30, 2021, there were no remaining loan balances for this product type and no new balances are expected until the 2022 tax season begins in the first quarter of fiscal 2022.

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

Through its tax services division and partner programs, the Bank provides short-term electronic return originator ("ERO") advance loans on a nationwide basis. These loans are typically utilized by tax preparers to purchase tax preparation software and to prepare tax office operations for the upcoming tax season. EROs go through an underwriting process to determine eligibility for the unsecured advances. ERO loans are not collateralized. Collection on ERO advances begins once the ERO begins to process refund transfers. Generally, the Bank will charge off the balance of an ERO advance loan if there is a balance at the end of June, or when collection of principal becomes doubtful.

Under the Refund Transfer program, the Bank opens a temporary bank account for each customer who is receiving an income tax refund and elects to defer payment of his or her tax preparation fees. After the IRS and any state income tax authorities transfer the refund into the customer’s account, the net funds are transferred to the customer and the temporary deposit account is closed.

Warehouse Finance
The Bank participates in several collateral-based warehouse lines of credit whereby the Bank is in a senior, secured position as the first out participant. These facilities are primarily collateralized by consumer receivables, with the Bank holding a senior collateral position enhanced by a subordinate party structure.

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

The Company’s only remaining loan balances for the Community Bank division were commercial and multi-family real estate loans which consist primarily of hospitality and theater loans which are secured primarily by theater buildings and hotels. Commercial and multi-family real estate loans generally are underwritten with terms not exceeding 20 years, have loan-to-value ratios of up to 80% of the appraised value of the property securing the loan, and are typically secured by guarantees of the borrowers.

Subsequent to September 30, 2021 the Company agreed to two loan sales that included the significant majority of the remaining loan balances in the community banking loan portfolio. See Note 25. Subsequent Events for further information on these sales.

ORIGINATIONS, SALES AND SERVICING OF LOANS AND LEASES

The Company, from time to time, sells loans and leases, and in some cases, loan participations, generally without recourse. At September 30, 2021, there were no outstanding loans sold by the Company with recourse. When loans or leases are sold, the Company may retain the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. The servicing fee is recognized as income over the life of the loans. As of September 30, 2021, the Company serviced loans that it originated and sold totaling $307.3 million, all of which were SBA/USDA guaranteed loan balances sold to the secondary market.

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

During the fiscal year ended September 30, 2020, the Company sold the Bank's Community Bank division, a component of the Company's Corporate segment, to Central Bank, a state-chartered bank headquartered in Storm Lake, Iowa. The sale included $268.6 million of loans along with deposits, premises, furniture, and equipment and other assets.

Since the Closing Date, the Company has entered into subsequent loan portfolio sale agreements with Central Bank. The Company sold additional loans from the retained Community Bank portfolio in the amount of $308.1 million and $135.0 million for the fiscal years ended September 30, 2021 and 2020, respectively. See Note 3. Divestitures and Note 25. Subsequent Events for further information related to the Community Banking lending portfolio.

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

	Fiscal Year Ended September 30,
(Dollars in Thousands)	2021	2020	2019
Originations
Commercial finance	$9,678,519	$7,715,696	$8,232,928
Consumer finance	1,098,526	470,052	688,714
Tax services	1,841,326	1,395,348	1,513,509
Community banking	—	210,267	535,656
Total loans and leases originated	12,618,372	9,791,363	10,970,807

Purchases
Commercial finance	—	2,400	25,069
Warehouse finance	308,014	130,130	226,292
Community banking	3,318	18,905	26,704
Total loans and leases purchased	311,332	151,435	278,065

Sales and Repayments
Sales:
Commercial finance	89,276	63,119	68,623
Consumer finance	494,584	120,389	57,503
Community banking	321,793	417,287	13,069
Total loans and leases sales	905,793	600,795	139,195
Repayments:
Loan and lease principal repayments	11,857,619	9,644,476	10,270,082
Total principal repayments	11,857,619	9,644,476	10,270,082
Total reductions	12,763,412	10,245,271	10,409,277

Increase (decrease) in other items, net	(18,970)	(25,849)	(8,425)
Net increase (decrease)	$147,322	$(328,321)	$831,170
(1) Certain tax services loans do not bear interest.

NONPERFORMING ASSETS, OTHER LOANS AND LEASES OF CONCERN AND CLASSIFIED ASSETS

The following table sets forth the Company’s loan and lease delinquencies by type, by amount and by percentage of type at September 30, 2021.

	30-59 Days			60-89 Days			> 89 Days Past Due
(Dollars in Thousands)	Number of Loans	Amount	Percent of Category	Number of Loans	Amount	Percent of Category	Number of Loans	Amount	Percent of Category
Commercial finance	400	$18,269	91.6%	259	$7,388	90.1%	836	$15,439	62.7%
Consumer finance	160	1,676	8.4%	184	812	9.9%	1,011	1,236	5.0%
Tax services (1)	—	—	—%	—	—	—%	—	7,962	32.3%
Total loans and leases held for investment	560	$19,945	100.0%	443	$8,200	100.0%	1,847	$24,637	100.0%
Total loans and leases	560	$19,945	100.0%	443	$8,200	100.0%	1,847	$24,637	100.0%
(1) The tax services loans past due represented the aggregate remaining balance of the tax services loan portfolio.

Delinquencies 90 days and over constituted 0.67% of total loans and leases and 0.37% of total assets.

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

The table below sets forth the amounts and categories of the Company’s nonperforming assets.

	At September 30,
(Dollars in Thousands)	2021	2020	2019	2018	2017
Nonperforming Loans and Leases
Nonaccruing loans and leases:
Commercial finance	$19,330	$21,553	$14,378	$2,864	$—
Community banking	14,915	2,399	44	—	685
Total nonaccruing loans and leases	34,245	23,952	14,422	2,864	685

Accruing loans and leases delinquent 90 days or more:
Loans held for sale	—	—	964	—	—

Commercial finance	12,489	7,401	7,578	3,801	1,205
Consumer finance	1,236	872	1,317	2,384	1,387
Tax services(1)	7,962	1,743	2,240	1,073	—
Community banking	—	50	—	79	34,314
Total accruing loans and leases delinquent 90 days or more	21,687	10,066	12,099	7,337	36,906
Total nonperforming loans and leases	55,932	34,018	26,521	10,201	37,591

Other Assets
Nonperforming operating leases	3,824	4,045	457	—	—

Foreclosed and repossessed assets:
Commercial finance	2,077	9,957	1,372	1,626	—
Community banking	—	—	28,122	30,082	292
Total foreclosed and repossessed assets	2,077	9,957	29,494	31,638	292

Total other assets	5,901	14,002	29,951	31,638	292

Total nonperforming assets	$61,833	$48,020	$56,472	$41,839	$37,883
Total as a percentage of total assets	0.92%	0.79%	0.91%	0.72%	0.72%
(1) Certain tax services loans do not bear interest.

For the fiscal year ended September 30, 2021, gross interest income, which would have been recorded had the nonaccruing loans and leases been current in accordance with their original terms was insignificant, none of which was included in interest income.

Nonaccruing Loans and Leases
At September 30, 2021, the Company had $34.2 million in nonaccruing loans and leases, which constituted 0.9% of the Company's gross loan and lease portfolio. At September 30, 2020, the Company had $24.0 million in nonaccruing loans which also constituted 0.7% of its gross loan and lease portfolio.

The fiscal 2021 increase in nonaccruing loans and leases was primarily driven by one $14.9 million relationship in the community bank portfolio.

Accruing Loans and Leases Delinquent 90 Days or More
At September 30, 2021, the Company had $21.7 million in accruing loans and leases delinquent 90 days or more, compared to $10.1 million at September 30, 2020. This balance of accruing loans and leases 90 days or more past due was mainly comprised of commercial finance, tax services, and consumer finance loans and leases.

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

Meta has revised its credit administration policies and reviewed its loan portfolio to better align with OCC guidance for national banks, a process that began during the quarter ending June 30, 2021 and was completed as of September 30, 2021. These credit policy revisions had an impact on our loan and lease risk ratings, resulting in downgrades of certain credits in several categories. Our loan and collateral management practices have proven effective in managing losses during previous economic cycles; and while we expect this process will result in setting a new baseline for portfolio metrics going forward, it does not indicate a deterioration in our portfolio's expected performance.

On the basis of management’s review of its classified assets, at September 30, 2021, the Company had classified loans and leases of $264.7 million as substandard, $12.1 million as doubtful and none as loss. Further, at September 30, 2021, the Company owned real estate or other assets as a result of foreclosure of loans with a value of $2.1 million.

Allowance for Credit Losses
Effective October 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs (collectively “Topic 326”), which measures credit loss for most financial assets, including trade and other receivables, debt securities held to maturity, loans, net investments in leases, purchased financial assets with credit deterioration, and off-balance sheet credit exposures. ASU 2016-13 requires the use of a current expected credit losses ("CECL") methodology to determine the allowance for credit losses ("ACL") for loans and debt securities held to maturity. CECL requires loss estimates for the remaining estimated life of the assets to be measured using historical loss data, adjustments for current conditions, and adjustments for reasonable and supportable forecasts of future economic conditions.

The ACL represents management's estimate of expected credit losses over the life of each financial asset as of the balance sheet date. The Company individually evaluates loans and leases that do not share similar risk characteristics with other financial assets for credit loss, generally this means loans and leases identified as troubled debt restructurings or loans and leases on nonaccrual status. All other loans and leases are evaluated collectively for credit loss. A reserve for unfunded credit commitments such as letters of credit and binding unfunded loan commitments is recorded in other liabilities on the Consolidated Statements of Financial Condition.

Individually evaluated loans and leases are a key component of the ACL. Generally, the Company measures credit loss on individually evaluated loans based on the fair value of the collateral less estimated selling costs, as the Company considers these financial assets to be collateral dependent. If an individually evaluated loan or lease is not collateral dependent, credit loss is measured at the present value of expected future cash flows discounted at the loan or lease initial effective interest rate.

Management closely monitors economic developments and considers these factors when assessing the appropriateness of its ACL. The Company's allowance for credit losses as a percentage of total loans and leases increased to 1.89% at September 30, 2021 from 1.70% at September 30, 2020. The increase in the allowance at September 30, 2021 was driven primarily by the adoption of the CECL accounting standard noted above. The CECL methodology requires loss estimates for the remaining estimated life of the assets to be measured using historical loss data, adjustments for current conditions, and adjustments for reasonable and supportable forecasts of future economic conditions, which led to the increase in the ACL as of the October 1, 2020 adoption date. The Company expects to continue to diligently monitor the allowance for loan and lease losses and adjust as necessary in future periods to maintain an appropriate and supportable level.

Management believes that, based on a detailed review of the loan and lease portfolio, historic loan and lease losses, current economic conditions, the size of the loan and lease portfolio and other factors, the level of the ACL at September 30, 2021 reflected an appropriate allowance against expected credit losses from the lending portfolio. Although the Company maintains its ACL at a level it considers to be appropriate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan and lease losses will not be required in future periods.

The following table sets forth an analysis of the Company’s allowance for credit losses.

	At September 30,
(Dollars in Thousands)	2021	2020	2019	2018	2017
Balance at beginning of period	$56,188	$29,149	$13,040	$7,534	$5,635
Impact of CECL Adoption:
Commercial finance	12,713	—	—	—	—
Consumer finance	5,998	—	—	—	—
Tax services	—	—	—	—	—
Warehouse finance	(1)	—	—	—	—
Community banking	(5,937)	—	—	—	—
Total Impact of CECL Adoption	12,773	—	—	—	—
Charge-offs:
Commercial finance	(19,451)	(16,278)	(11,373)	(2,643)	(626)
Consumer finance	(3,324)	(2,649)	(6,346)	(1,143)	—
Tax services	(34,354)	(22,834)	(25,095)	(21,802)	(7,841)
Warehouse finance	—	—	—	—	—
Community banking	(144)	—	(40)	(76)	(530)
Total charge-offs	(57,273)	(41,761)	(42,854)	(25,964)	(8,997)
Recoveries:
Commercial finance	5,256	2,304	2,760	1,169	61
Consumer finance	320	890	81	—	—
Tax services	1,078	830	222	453	229
Warehouse finance	—	—	—	—	—
Community banking	—	—	250	414	17
Total recoveries	6,654	4,024	3,313	2,037	307

Net (charge-offs) recoveries	(50,619)	(37,737)	(39,541)	(23,927)	(8,690)
Provision for credit losses	49,939	64,776	55,650	29,433	10,589
Balance at end of period	$68,281	$56,188	$29,149	$13,040	$7,534

Ratio of net charge-offs during the period to average loans outstanding during the period	1.36%	1.00%	1.12%	1.31%	0.73%
Ratio of net charge-offs during the period to average loans outstanding during the period (excluding tax loans and tax net charge-offs)	0.50%	0.43%	0.43%	0.15%	0.09%
Ratio of net charge offs during the period to nonperforming assets at year end	81.86%	78.59%	70.02%	57.19%	22.94%
Allowance to total loans and leases	1.89%	1.70%	0.80%	0.44%	0.57%
For more information on the Provision for Credit Losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Annual Report on Form 10-K.

The distribution of the Company’s allowance for credit losses at the dates indicated is summarized as follows:

	At September 30,
	2021		2020		2019		2018		2017
(Dollars in Thousands)	Amount	Percent of Loans and Leases in Each Category of Total Loans and Leases	Amount	Percent of Loans and Leases in Each Category of Total Loans and Leases	Amount	Percent of Loans and Leases in Each Category of Total Loans and Leases	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans
Commercial finance	$48,243	75.6%	$29,918	69.6%	$14,596	52.5%	$1,302	51.3%	$800	19.2%
Consumer finance	7,354	7.0%	3,666	6.8%	6,162	7.3%	3,605	11.2%	—	10.6%
Tax services	2	0.3%	2	0.1%	—	0.1%	—	—%	5	—%
Warehouse finance	420	11.6%	294	8.9%	263	7.2%	65	0.2%	—	—%
Community banking	12,262	5.5%	22,308	14.7%	8,128	32.9%	8,068	37.3%	6,203	70.2%
Unallocated	—	—%	—	—%	—	—%	—	—%	527	—%
Total	$68,281	100.0%	$56,188	100.0%	$29,149	100.0%	$13,040	100.0%	$7,534	100.0%

As of September 30, 2021, $39.1 million of the loans and leases that were granted deferral payments by the Company were still in their deferment period. As of September 30, 2020, loans and leases totaling $170.0 million were within their deferment period. For additional information regarding the Company’s COVID-19 related deferments and modifications, see Note 2 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Investment Activities

General
The investment policy of the Company generally is to invest funds among various categories of investments and maturities based upon the Company’s need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings and to fulfill the Company’s asset/liability management policies. The Company’s investment and MBS portfolios are managed in accordance with a written investment policy adopted by the Board of Directors, which is implemented by members of the Company’s Asset/Liability Committee. The Company closely monitors balances in these accounts and maintains a portfolio of highly liquid assets to fund potential deposit outflows or other liquidity needs. To date, the Company has not experienced any significant outflows related to the Meta Payments division deposits, though no assurance can be given that this will continue to be the case.

As of September 30, 2021, investment securities and MBS with fair values of approximately $236.1 million and $644.7 million were pledged as collateral for the Bank’s Federal Reserve Bank (“FRB”) advances and Federal Home Loan Bank of Des Moines (“FHLB”) advances, respectively. For additional information regarding the Company’s collateralization of borrowings, see Note 13 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Investments

It is the Company’s general policy to purchase investment securities which are U.S. Government-related securities, U.S. Government-related agency and instrumentality securities, U.S. Government-related agency or instrumentality collateralized securities, state and local government obligations and overnight federal funds.

As of September 30, 2021, the Company had total investment securities, excluding MBS, with an amortized cost of $891.6 million compared to $891.7 million as of September 30, 2020. At September 30, 2021, $546.9 million, or 61%, of the Company’s investment securities were pledged to secure various obligations of the Company. Many of the Company’s municipal holdings are able to be pledged at both the FRB and the FHLB.

The following table sets forth the carrying value of the Company’s investment securities portfolio, excluding MBS, at the dates indicated.

	At September 30,
(Dollars in Thousands)	2021	2020	2019
Investment Securities Available for Sale ("AFS")
Asset-backed securities	$394,859	$324,925	$302,534
SBA securities	157,209	164,955	185,982
Obligations of states and political subdivisions	2,507	841	874
Non-bank qualified obligations of states and political subdivisions	268,295	323,774	400,557
Subtotal debt securities AFS	847,870	814,495	889,947
Common equities and mutual funds(1)	12,668	2,969	2,606
Investment Securities Held to Maturity ("HTM")
Non-bank qualified obligations of states and political subdivisions(2)	52,944	87,183	127,582
Subtotal debt securities HTM	52,944	87,183	127,582

FRB and FHLB stock	28,400	27,138	30,916

Total investment securities and FRB and FHLB stock	$929,214	$928,816	$1,051,051

Other Interest-Earning Assets
Interest bearing deposits in other financial institutions and federal funds sold(3)	$184,729	$362,011	$11,261
(1) Equity securities at fair value are included within other assets on the consolidated statements of financial condition at September 30, 2021 and 2020.
(2) Includes no taxable obligations of states and political subdivisions.
(3) From time to time, the Company maintains balances in excess of insured limits at various financial institutions, including the FHLB, the FRB, and other private institutions. At September 30, 2021, the Company had $8.7 million and $184.7 million in interest bearing deposits held at the FHLB and FRB, respectively. At September 30, 2020, the Company had $9.5 million and $381.7 million in interest bearing deposits held at the FHLB and FRB, respectively.

Debt Securities
The composition and maturities of the Company’s available for sale ("AFS") and held to maturity ("HTM") investment debt securities portfolios at September 30, 2021, excluding equity securities and mutual funds, FHLB stock and MBS, are indicated in the following table. The actual maturity of certain municipal housing related securities is typically less than its stated contractual maturity due to scheduled principal payments and prepayments of the underlying mortgages.

	At September 30, 2021
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
(Dollars in Thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Available for Sale
Corporate securities	$—	$—	$—	$25,000	$25,000	$25,000
Asset-backed securities	—	—	—	394,859	393,103	394,859
SBA securities	—	7,736	46,874	102,599	151,958	157,209
Obligations of states and political subdivisions	244	1,956	307	—	2,497	2,507
Non-bank qualified obligations of states and political subdivisions	578	3,686	5,176	258,855	266,048	268,295
Total debt securities AFS	$822	$13,378	$52,357	$781,313	$838,606	$847,870

Weighted average yield(1)	0.43%	0.78%	0.75%	1.30%	1.78%	1.26%

	At September 30, 2021
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
(Dollars in Thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Held to Maturity
Non-bank qualified obligations of states and political subdivisions	$—	$—	$—	$52,944	$52,944	$52,576
Total debt securities HTM	$—	$—	$—	$52,944	$52,944	$52,576

Weighted average yield(1)	—%	—%	—%	2.87%	2.87%	2.94%
 (1) Yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

Mortgage-Backed Securities
The Company’s mortgage-backed and related securities portfolio as of September 30, 2021 consisted entirely of securities issued by U.S. Government agencies or instrumentalities, including those of Ginnie Mae, Fannie Mae, Freddie Mac and Farmer Mac. The Ginnie Mae, Fannie Mae, Freddie Mac and Farmer Mac certificates are modified pass‑through MBS representing undivided interests in underlying pools of fixed‑rate, or certain types of adjustable-rate, predominantly single-family mortgages issued by these U.S. Government agencies or instrumentalities. At September 30, 2021, the Company had a diverse portfolio of MBS with an amortized cost of $1.02 billion. The fair market value of the MBS at September 30, 2021 was $1.02 billion.

MBS generally increase the quality of the Company’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Company. At September 30, 2021, $315.5 million, or 30.9%, of the Company’s MBS were pledged to secure various obligations of the Company.

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

The following table sets forth the carrying value of the Company’s MBS at the dates indicated.

	At September 30,
(Dollars in Thousands)	2021	2020	2019
Available for Sale
Farmer Mac	$109,355	$79,935	$63,515
Freddie Mac	53,206	61,232	53,185
Freddie Mac CML	14,578	15,142	15,712
Fannie Mae	156,605	200,979	221,535
Ginnie Mae	683,285	96,319	28,599
Total MBS AFS	$1,017,029	$453,607	$382,546

	At September 30,
(Dollars in Thousands)	2021	2020	2019
Held To Maturity
Ginnie Mae	3,725	5,427	7,182
Total MBS HTM	$3,725	$5,427	$7,182

The following tables set forth the contractual maturities of the Company’s MBS, excluding the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments, all of which typically lower the average life of these securities.

	At September 30, 2021
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
(Dollars in Thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Available for Sale
Farmer Mac	$—	$—	$90,942	$18,413	$111,179	$109,355
Freddie Mac	—	—	—	53,206	53,009	53,206
Freddie Mac CML	—	—	—	14,578	13,953	14,578
Fannie Mae	—	—	—	156,605	149,628	156,605
Ginnie Mae	—	—	—	683,285	688,709	683,285
Total MBS AFS	$—	$—	$90,942	$926,087	$1,016,478	$1,017,029

Weighted average yield	—%	—%	1.06%	1.54%	1.85%	1.49%

	At September 30, 2021
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
(Dollars in Thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Held To Maturity
Ginnie Mae	$—	$—	$—	$3,725	$3,725	$3,815
Total MBS HTM	$—	$—	$—	$3,725	$3,725	$3,815

Weighted average yield	—%	—%	—%	2.11%	2.11%	1.39%

At September 30, 2021, the contractual maturity of approximately 91.1% of the Company’s mortgage backed-securities were in excess of ten years. The actual maturity of an MBS is typically less than its stated contractual maturity due to scheduled principal payments and prepayments of the underlying mortgages. Prepayments that are different than anticipated will affect the yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the MBS. In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of MBS, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, borrower credit scores, loan to premises value, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company’s MBS amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. During periods of rising interest rates, these prepayments tend to decelerate as the prevailing market interest rates for mortgage rates increase and prepayment incentives dissipate.

Effective October 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs (collectively “Topic 326”). Under Topic 326, investment debt securities held to maturity are subject to an allowance for credit loss that reflects expected credit losses over the life of the financial asset, unless management concludes there is a zero risk of loss. The Company’s held to maturity debt security portfolio is limited to investments with implicit and explicit guarantees by government agencies. As a result, management has concluded a zero risk of loss associated with these securities and no provision for credit loss has been included in the Company’s Consolidated Statement of Operations. Under Topic 326, investment debt securities available for sale continue to be recorded at fair value but are subject to an allowance for credit loss that reflects the portion of an unrealized loss position related to credit factors. Any such credit loss is recorded in the Company’s Provision for Credit Loss on the Company’s Consolidated Statement of Operations. Non-credit related losses are recorded in Other Comprehensive Income in the Company’s Consolidated Statement of Condition. The adoption of CECL was inconsequential to debt securities available for sale.

Prior to adoption of ASU 2016-13, management identified securities with potential credit impairment that were other-than-temporary. This process involved evaluation of the length of time and extent to which the fair value was less than the amortized cost basis, review of available information regarding the financial position of the issuer, monitoring the rating, watch, and outlook of the security, monitoring changes in value, cash flow projections, and the Company’s intent to sell a security or whether it is more likely than not we would be required to sell the security before the recovery of its amortized cost which, in some cases, extended to maturity. To the extent we determined that a security was deemed to be other-than-temporarily impaired, an impairment loss was recognized. In fiscal 2020 and 2019, there were no other-than-temporary impairments recorded.

Equity Securities
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

The Company also holds non-marketable equity investments and accounts for them under the equity method, fair value, or the measurement alternative method depending on the level of significant influence the Company can exercise and the availability of fair value. All income or loss recognition or fair value adjustments, regardless of measurement methodology, are reflected in earnings as non-interest income. Non-marketable equity investments measured under the equity method, or the measurement alternative method are reviewed for impairment each reporting period and is reported in earnings if applicable.

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

Deposits
The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company’s deposits primarily consists of demand deposit accounts, savings accounts, money market savings accounts, and certificate accounts currently ranging in terms from three months to five years, many of which are related to prepaid cards. In addition, the Company may periodically utilize brokered or other wholesale deposits to target strategic maturities related to its seasonal tax refund advance lending. The tax refund advance lending season typically lasts six weeks or less and it is generally more efficient to fund these short-term loans by using brokered deposits rather than by selling investment securities. Other sources of wholesale deposits may also be utilized periodically to take advantage of balance sheet funding opportunities.

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

Beginning in fiscal year 2020, the Bank partnered with the U.S. Department of the Treasury’s Bureau of the Fiscal Service (“Fiscal Service”) to disburse Economic Impact Payment (“EIP”) stimulus payments through the distribution of prepaid cards. The Company’s Meta Payments division, in collaboration with Fiserv and Visa, is serving in an ongoing role to provide a safe and secure mechanism for individuals, including the underbanked, to receive their stimulus payments. In 2020, the Bank dispensed approximately $6.42 billion of the first round of EIP payments under the Coronavirus Aid, Relief, and Economic Security Act through the distribution of 3.6 million Bank-issued prepaid cards, and in 2021 dispensed approximately $7.10 billion of the second round of EIP payments under the Consolidated Appropriations Act of 2021 through the distribution of 8.1 million Bank-issued prepaid cards.

On March 11, 2021, the U.S. Congress, through the American Rescue Plan Act of 2021, directed the Internal Revenue Service (“IRS”), to distribute a third round of EIP via the U.S. Treasury to persons in the U.S. eligible to receive them. Through this third round, the Bank disbursed approximately $10.64 billion of EIP payments through the distribution of 4.7 million Bank-issued prepaid cards.

Of the 16.5 million prepaid cards issued in conjunction with the three EIP stimulus programs, totaling approximately $24.15 billion, $1.64 billion were outstanding as of September 30, 2021, of which only $69.8 million of deposits was on Meta’s balance sheet with the remainder being held by other banks.

At September 30, 2021, $5.34 billion of the Company’s $5.51 billion deposit portfolio was attributable to the Consumer segment. The majority of these deposits represent funds available to spend on prepaid debit cards and other stored value products, of which $5.00 billion are included with noninterest-bearing checking accounts and $339.4 million are included with interest-bearing checking and savings deposits on the Company’s Consolidated Statements of Financial Condition. The Consumer segment originates debit card programs through outside sales agents and other financial institutions. As such, these deposits carry a somewhat higher degree of concentration risk than traditional consumer products. If a major client or card program were to leave the Bank, deposit outflows could be more significant than if the Bank were to lose a more traditional customer, although it is considered unlikely that all deposits related to a program would leave the Bank without significant advance notification. As such, and as historical results indicate, the Company believes that its deposit portfolio attributable to the Consumer segment is stable. The increase in deposits arising from the payments division has allowed the Bank to reduce its reliance on wholesale deposits, certificates of deposit and public funds, which typically have relatively higher costs.

The Company may hold negative balances associated with cardholder programs in the payments division that are included within noninterest-bearing deposits on the Company's Consolidated Statements of Financial Condition. Negative balances can relate to any of the following payments functions:

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

The Company meets the Right of Set off criteria in ASC 210-20, Balance Sheet - Offsetting, for all payments negative deposit balances with the exception of DDA overdrafts. The following table summarizes the Company's negative deposit balances within the payments division:

	At September 30,
(Dollars in Thousands)	2021	2020
Noninterest-bearing deposits	$5,492,646	$4,960,276
Prefunding	(436,111)	(528,131)
Discount funding	(26,440)	(62,443)
DDA overdrafts	(11,862)	(13,072)
Noninterest-bearing checking, net	$5,018,233	$4,356,630

The following table sets forth the deposit flows at the Company during the periods indicated.

	Fiscal Year Ended September 30,
(Dollars in Thousands)	2021	2020	2019
Opening balance	$4,979,200	$4,337,005	$4,430,987
Deposits	1,041,660,076	598,897,734	494,050,148
Withdrawals	(1,041,124,905)	(597,965,028)	(494,173,233)
Sold	—	(290,511)	—
Interest credited	601	—	29,103
Ending balance	$5,514,971	$4,979,200	$4,337,005

Net increase (decrease)	$535,772	$642,195	$(93,982)

Percent increase (decrease)	10.76%	14.81%	-2.12%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company for the periods indicated.

	At September 30,
	2021		2020		2019
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Transactions and Savings Deposits:
Non-Interest bearing checking	$5,018,233	91.0%	$4,356,630	87.5%	$2,358,010	54.4%
Interest bearing checking(1)	254,721	4.6%	157,571	3.2%	185,768	4.3%
Savings deposits	86,356	1.6%	47,866	1.0%	49,773	1.1%
Money market deposits	67,204	1.2%	48,494	1.0%	76,911	1.8%
Wholesale deposits	55,957	0.9%	94,467	1.8%	250,053	5.7%
Total transactions and savings deposits	5,482,471	99.3%	4,705,028	94.5%	2,920,515	67.3%

Time Certificates of Deposit:
Variable	—	—%	—	—%	81	—%
0.00 - 0.99%	25,604	0.5%	96,760	2.0%	7,655	0.2%
1.00 - 1.99%	3,329	0.1%	165,894	3.3%	181,077	4.2%
2.00 - 2.99%	3,567	0.1%	11,518	0.2%	1,223,084	28.2%
3.00 - 3.99%	—	—%	—	—%	4,593	0.1%
Total time certificates of deposit(2)	32,500	0.7%	274,172	5.5%	1,416,490	32.7%
Total deposits	$5,514,971	100.0%	$4,979,200	100.0%	$4,337,005	100.0%
(1) Of the total balance as of September 30, 2021, $254.3 million are interest-bearing deposits where interest expense is paid by a third party and not by the Company.
(2) As of September 30, 2021, total time certificates of deposit included $23.4 million of wholesale certificates of deposit.

The following table shows rate and maturity information for the Company’s certificates of deposit at September 30, 2021.

(Dollars in Thousands)	0.00 - 0.99%	1.00 - 1.99%	2.00 - 2.99%	Total	Percent of Total
Certificate accounts maturing in quarter ending:
December 31, 2021	$2,490	$892	$799	$4,181	12.9%
March 31, 2022	20,070	—	823	20,893	64.3%
June 30, 2022	1,728	1,392	891	4,011	12.3%
September 30, 2022	407	701	955	2,063	6.3%
December 31, 2022	—	344	99	443	1.4%
September 30, 2023	464	—	—	464	1.4%
December 31, 2023	200	—	—	200	0.6%
September 30, 2024	245	—	—	245	0.8%
Total	$25,604	$3,329	$3,567	$32,500	100.0%

Percent of total	78.8%	10.2%	11.0%	100.0%

The following table indicates the amount of the Company’s certificates of deposit and other deposits by time remaining until maturity as of September 30, 2021.

	Maturity
(Dollars in Thousands)	3 Months or Less	After 3 to 6 Months	After 6 to 12 Months	After 12 Months	Total
Certificates of deposit less than $250,000	$1,697	$573	$4,301	$983	$7,554
Certificates of deposit of $250,000 or more	2,484	20,320	1,773	369	24,946
Total certificates of deposit	$4,181	$20,893	$6,074	$1,352	$32,500

At September 30, 2021, there were $0.3 million in deposits from governmental and other public entities included in certificates of deposit.

Borrowings
Although deposits are the Company’s primary source of funds, the Company’s practice has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread, or when the Company desires additional capacity to fund loan demand. Borrowings from various sources mature based on stated payment schedules.

The Company’s borrowings have historically consisted primarily of advances from the FHLB upon the security of a blanket collateral agreement of a percentage of unencumbered loans and the pledge of specific investment securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At September 30, 2021, the Bank had no overnight borrowings or term advances, but did have the ability to borrow up to an approximate additional $727.7 million from the FHLB.

The Company completed the public offering of $75.0 million of 5.75% fixed-to-floating rate subordinated debentures during fiscal year 2016. These notes are due August 15, 2026. The subordinated debentures were sold at par, resulting in net proceeds of approximately $73.9 million. At September 30, 2021, $74.0 million in aggregate principal amount in subordinated debentures, net of issuance costs of $1.0 million, were outstanding.

On July 16, 2001, the Company issued all of the 10,310 authorized shares of Company Obligated Mandatorily Redeemable Preferred Securities of First Midwest Financial Capital Trust I (preferred securities of subsidiary trust) holding solely trust preferred securities. Distributions are paid semiannually. Cumulative cash distributions are calculated at a variable rate LIBOR plus 3.75%, not to exceed 12.5%. The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond July 25, 2031. At the end of any deferral period, all accumulated and unpaid distributions must be paid. The capital securities are required to be redeemed on July 25, 2031; however, the Company has a semiannual option to shorten the maturity date. The option has not been exercised as of the date of this filing. The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption. Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of payment to all of the Company’s indebtedness and senior to the Company’s common stock. The trust preferred securities have been includable in the Company’s capital since they were issued. The preferential capital treatment of the Company’s trust preferred securities was grandfathered under the Dodd-Frank Act and is consistent with federal community bank capital rules. The outstanding balance of the trust preferred securities at September 30, 2021 was $13.7 million.

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

The Company previously offered retail repurchase agreements to its customers. These agreements typically ranged from 14 days to five years in term, and typically were offered in minimum amounts of $100,000. The proceeds of these transactions were used to meet cash flow needs of the Company. At September 30, 2021, the Company had no retail repurchase agreements outstanding.

The following table sets forth the maximum month-end balance and average balance of FHLB advances, retail and reverse repurchase agreements, trust preferred securities, subordinated debentures, and overnight fed funds purchased for the periods indicated.

	Fiscal Year Ended September 30,
(Dollars in Thousands)	2021	2020	2019
Maximum Balance:
FHLB advances	$—	$110,000	$110,000
Repurchase agreements	—	2,550	4,306
Trust preferred securities	13,661	13,661	13,661
Subordinated debentures	73,980	73,807	73,644
Overnight fed funds purchased	—	717,000	1,085,000
Other borrowings	10,250	17,181	24,400

Average Balance:
FHLB advances	$—	$106,093	$42,712
Repurchase agreements	—	328	3,542
Trust preferred securities	13,661	13,661	13,661
Subordinated debentures	73,886	73,718	73,562
Overnight fed funds purchased	5	183,438	305,490
Other borrowings	7,888	14,422	21,606

The following table sets forth certain information as to the Company’s FHLB advances, retail and reverse repurchase agreements, trust preferred securities, subordinated debentures, and overnight fed funds purchased.

	At .September 30,
(Dollars in Thousands)	2021	2020	2019
FHLB and FRB advances	$—	$—	$110,000
Repurchase agreements	—	—	4,019
Trust preferred securities	13,661	13,661	13,661
Subordinated debentures	73,980	73,807	73,644
Overnight fed funds purchased	—	—	642,000
Other borrowings	5,193	10,756	18,533
Total borrowings	$92,834	$98,224	$861,857

Weighted average interest rate of FHLB and FRB advances	—%	—%	2.41%
Weighted average interest rate of repurchase agreements	—%	—%	2.83%
Weighted average interest rate of trust preferred securities	3.72%	3.82%	5.63%
Weighted average interest rate of subordinated debentures	5.75%	5.75%	5.75%
Weighted average interest rate of overnight fed funds purchased	—%	—%	2.05%

Payments Activities

The Company, through its Meta Payments division, is focused on innovation in the finserv and fintech industries by providing solid banking infrastructure, proven tech resource partners, and high-energy collaboration that enables its partners to deliver banking programs that meet their customers' demands. The Meta Payments division offers a complement of payments related products and services that are marketed to consumers nationwide through financial institutions and other commercial entities. Other solutions, such as merchant acquiring and transactional payments facilitate the movement of funds between an entity and the audience they serve, typically a consumer. Overall, the products and services offered by the Company are generally designed to facilitate the processing and settlement of authorized electronic transactions involving the movement of funds.

While the Company has adopted policies and procedures to manage and monitor the risks attendant to this line of business, and the executives who manage the Company’s program have years of experience in this area of the Company's business, no guarantee can be made that the Company will not experience losses in the Meta Payments division. The Company has signed agreements with terms extending through the next few years with several of its largest sales agents/program managers, which the Company expects will help mitigate this risk.

Each line of the Meta Payments division is discussed generally below with examples to illustrate use cases. The Company cross-utilizes personnel and resources across these lines of business (for example, the Meta Payments division may develop products for both prepaid and consumer banking solutions needs pursuant to a client's request).

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

The funds associated with such cards are typically held in pooled accounts at the Bank representing the aggregate value of all cards issued in connection with particular products or programs. Although the funds are held in pooled accounts, the account of record indicates the funds held by each individual card. The cards may work in a closed loop (e.g., the card will only work at one particular merchant and will not work anywhere else), a "Restricted Access Network" (e.g., the card will only work at a specific set of merchants such as a shopping mall), or in an open loop by way of a Visa or MasterCard branded debit card that will work wherever such cards are accepted for payment. Most of the Company's prepaid cards are open loop. Meta is among the top 3 prepaid card issuers in the United States.

The prepaid card business can generally be divided into two program categories: Consumer Use and Business or Commercial Use products. These programs are typically offered through a third-party relationship.

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

Consumer Banking Solutions
Partners looking to offer financial services in a mobile-first ecosystem typically employ a demand deposit account ("DDA"), Savings Account or debit card, or combination thereof. Meta facilitates their ability to establish a direct deposit relationship with consumers, complete with online acceptance and digital funds transfer, as well as options such as overdraft protection in times of income shortfalls and the overall benefit of improved money management.

Faster Payments
In today’s market, consumers want to move their money fast, with more visibility and control of their own financial transactions. Meta provides the financing back-end for Mastercard Send® and Visa Direct which enable the faster, almost instantaneous movement of funds from sender to receiver.

Transactional Payments
Technology has accelerated the growth and speed of transactional payments for corporate and financial organizations. Prompt movement of money creates efficiency, speed and a robust marketplace for consumers, B2B and B2C companies. Managing cash flow, risk, security, and compliance are essential Services offered by Meta include ACH, wire, receiving and originating.

Meta is a Nacha Top 50 bank for receiving and originating payments. As of November 2021, Meta typically processes a combined $2.5 billion per day in Automated Clearing House ("ACH") and wire services, which supports that Meta has earned the confidence of its partners by providing safe and efficient movement of money, unprecedented service, and operational success.

ATM Sponsorship
The Company sponsors ATM independent sales organizations (“ISOs”) into various networks and provides associated sponsorships of encryption support organizations and third-party processors in support of the financial institutions and the ATM ISO sponsorships. Sponsorship consists of the review and oversight of entities participating in debit and credit networks. In certain instances, Meta also has certain leasehold interests in certain ATMs which require bank ownership and registration for compliance with applicable state law.

Meta currently provides financial processing services for approximately 65% of freestanding ATMs nationwide providing consumers with access to funds at ATMs frequently founds in malls, retail chains, convenience stores, events, fairs and other small business locations across the U.S.

Acquiring Solutions
Acquiring solutions include the acceptance, processing and settlement of credit card and debit card payments by an acquiring bank on behalf of merchants. Meta acts as an acquiring bank to sponsor acquiring activity on behalf of merchant clients by leveraging partnerships with partners who act as merchant processors, third-party service providers, ISOs, and/or payment facilitators to identify, onboard and support merchant clients.

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
Paycheck Protection Program. The CARES Act amended the SBA’s loan program, in which the Bank participates, to create a guaranteed, unsecured loan program, the PPP, to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. After previously being extended by Congress, the application deadline for PPP loans expired on May 31, 2021. As a participating lender in the PPP, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto, including updates to guidance on loan forgiveness.

Troubled Debt Restructuring and Loan Modifications for Affected Borrowers. The CARES Act (as amended by the Consolidated Appropriations Act of 2021) permits banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the national COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 and to assure banks that they will not be criticized by examiners for doing so. The Company has applied this guidance to qualifying loan modifications. See Note 5 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information about the COVID-19-related loan modifications completed by the company.

Temporary Regulatory Capital Relief Related to Impact of CECL

Concurrently with enactment of the CARES Act, federal banking agencies issued an interim final rule that delayed the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provided banking organizations that implemented CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. Thereafter, the federal banking agencies issued a final rule that made certain technical changes to the interim final rule. The changes in the final rule apply only to those banking organizations that elected the CECL transition relief provided under the interim rule. The Company has elected this option.

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

Regulatory authorities have been granted extensive discretion in connection with their supervisory and enforcement activities which are intended to strengthen the financial condition of the banking industry, including, but not limited to, the imposition of restrictions on the operation of an institution, the classification of assets by the institution, and the adequacy of an institution’s allowance for credit losses. Typically, these actions are undertaken due to violations of laws or regulations or conduct of operations in an unsafe or unsound manner.

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

In general, the Bank’s legal lending limit totals 15 percent of its capital and surplus plus an additional 10 percent of capital and surplus if the amount that exceeds the 15 percent general limit is fully secured by readily marketable collateral (together, referred to as the “combined general limit”). At September 30, 2021, the Bank was in compliance with the combined general limit.

The OCC announced on October 15, 2021 that its supervisory strategies for 2022 will focus on: (a) strategic and operational planning to ensure banks maintain stable financial positions; (b) credit risk management, allowances for loan and lease losses, and allowances for credit losses; (c) cybersecurity and operational resilience; (d) oversight of third parties and related concentrations; (e) Bank Secrecy Act/anti-money laundering (“BSA/AML”) compliance management; (f) consumer compliance management systems and fair lending risk; (g) Community Reinvestment Act performance; (h) the impact of a low-rate environment and the transition to alternative reference rates given the cessation of London Interbank Offering Rate (“LIBOR”); (i) payment systems products and services; (j) fintech partnerships for potential cryptocurrency-related activities and other services; and (k) climate change risk management.

The OCC’s 2022 supervisory plan provides the foundation for policy initiatives and for supervisory strategies as applied to national banks as well as their technology service providers. OCC staff members use the supervisory plan to guide their supervisory priorities, planning, and resource allocations. The OCC typically provides periodic updates about supervisory priorities through the Semiannual Risk Perspective process in the fall and spring of each year.

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

The FDIC imposes an assessment against all depository institutions for deposit insurance quarterly. FDIC assessment rates range from 3 to 30 basis points annually and take into account an institution’s composite CAMELS rating and other factors. Notably, the FDIC has the authority to increase an institution’s deposit insurance premium if it determines that an insured depository institution significantly relies upon brokered deposits. As of September 30, 2021, 2020 and 2019, the Bank’s deposit insurance assessment rate was 5 basis points, 14 basis points, and 14 basis points, respectively. The Bank’s deposit insurance premium expense totaled $6.2 million for 2021, $8.4 million for 2020, and $6.8 million for 2019. A significant increase in DIF insurance premiums would have an adverse effect on the operating expenses and results of operations of the Bank.

The designated reserve ratio (“DRR”) of the DIF reached 1.36% as of September 30, 2018, exceeding the statutorily required 1.35% two years ahead of the deadline imposed by the Dodd-Frank Act. On June 30, 2019, the DRR reached 1.40% and the FDIC applied small bank credits to banks with less than $10 billion in assets, such as the Bank, beginning September 30, 2020. The FDIC will continue to apply small bank credits so long as the DRR is at least 1.35%. After applying small bank credits for four quarters, the FDIC will remit to banks the value of any remaining small bank credits in the next assessment period in which the DRR is at least 1.35%.

Brokered Deposits
The FDIC limits the ability to accept brokered deposits to those insured depository institutions that are well capitalized. Institutions that are less than well capitalized cannot accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver by the FDIC. The FDIC has defined the “national rate” for all interest-bearing deposits held by less-than-well-capitalized institutions as “a simple average of rates paid by all insured depository institutions and branches for which data are available” and has stated that its presumption is that this national rate is the prevailing rate in any market. As such, institutions that are less than well capitalized that are permitted to accept, renew or rollover brokered deposits via FDIC waiver generally may not pay an interest rate in excess of the national rate plus 75 basis points on such brokered deposits. As of September 30, 2021, the Bank categorized $420.7 million, or 8% of its deposit liabilities, as brokered deposits.

On December 15, 2020, the FDIC issued a final rule establishing a new framework for analyzing whether bank deposits obtained through third-party arrangements are brokered deposits pursuant to Section 29 of the Federal Deposit Insurance Act. Generally, a person is a "deposit broker" if it is "engaged in the business of placing deposits, or facilitating the placement of deposits, of third parties with insured depository institutions or the business of placing deposits with insured depository institutions for the purpose of selling interests in those deposits to third parties." The final rule clarifies what it means to be in the business of placing deposits and facilitating the placement of deposits for purpose of the deposit broker definition.

In Section 29 and provides, in particular, that a person with an exclusive deposit placement arrangement with one insured depository institution will not be considered a deposit broker because it is not in the business of placing deposits or facilitating the placement of deposits.

The final rule also clarifies application of the “primary purpose exception” to Section 29 by identifying a number of common business relationships described as “designated exceptions” as meeting the primary purpose exception. Many of these designated exceptions are arrangements previously addressed in advisory opinions and include: certain investment-related deposits; property management service deposits; deposits for cross-border clearing services; deposits related to real estate and mortgage servicing activities; retirement and 529 deposits; deposits related to employee benefits programs; deposits held to secure credit card loans; and deposits placed by agencies to disburse government benefits. The final rule became effective April 1, 2021, with full compliance extended to January 1, 2022. As a result of this final rule, the Company's deposits that were classified as brokered deposits reduced significantly beginning with the June 30, 2021 reporting period.

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

On July 19, 2021, the OCC, Federal Reserve, and FDIC issued an interagency notice seeking comment on proposed risk management guidance of third-party relationships, including third party lending relationships. The proposed interagency guidance is based on the OCC’s existing third-party risk management guidance from 2013 and seeks to, among other things, promote consistency in third-party risk management and provide sound risk management guidance for third-party relationships commensurate with a bank’s risk profile and complexity as well as the criticality of the activity. The public comment period ended on September 17, 2021. When finalized, the proposed interagency guidance will replace each agency’s existing guidance on this topic and will be directed to all banking organizations supervised by the OCC, Federal Reserve, and FDIC. The Company continues to monitor developments related to the proposed guidance to determinate what affect, if any, it will have on the Bank and its third-party relationships.

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

Assessments
The Dodd-Frank Act provides that, in establishing the amount of an assessment, the Comptroller of the Currency may consider the nature and scope of the activities of the entity, the amount and type of assets it holds, the financial and managerial condition of the entity and any other factor that is appropriate. The assessments are paid to the OCC on a semi-annual basis. During the fiscal year ended September 30, 2021, the Bank paid assessments (standard assessments) of $943,912 to the OCC.

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

The Capital Rules prescribe a standardized approach for risk weightings for a large and risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures, and resulting in high-risk weights for a variety of asset classes. As of September 30, 2021, the Bank exceeded all of its regulatory capital requirements and was designated as “well capitalized” under federal guidelines.

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

The Bank paid cash dividends in the amount of $104.0 million to the Company during fiscal 2021, to be used to fund share repurchases under the common stock share repurchase programs that were authorized by the Company's Board of Directors. The program authorized the Company to repurchase up to 7,500,000 shares of the Company's outstanding common stock through December 31, 2022. On September 3, 2021, the Company's Board of Directors authorized a new stock repurchase program pursuant to which the Company may repurchase up to an additional 6,000,000 shares of the Company's outstanding common stock on or before September 30, 2024. As part of its capital planning, the Company will continue to regularly assess its needs for dividends from the Bank in order to fund future share repurchases and dividends to the Company's stockholders as needed.

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

As a member of the FHLB system, the Bank is required to purchase and maintain activity-based capital stock in the FHLB in the amount specified by the applicable FHLB's capital plan. At September 30, 2021, the Bank had in the aggregate $8.7 million in FHLB stock, which was in compliance with the FHLB of Des Moines' requirement. For the fiscal year ended September 30, 2021, dividends paid by the FHLB to the Bank totaled $0.2 million.

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

Management
In August 2017, the Federal Reserve published proposed guidance related to supervisory expectations for boards of directors of BHCs. The proposal sought to clarify supervisory expectations of boards and distinguish the roles held by senior management to allow boards to focus on fulfilling their core responsibilities. On February 26, 2021, the Federal Reserve issued a Supervision and Regulation letter (SR 21-3/CA 21-1) containing its final supervisory guidance on the effectiveness of a banking institution's board of directors. Although the guidance only applies to bank holding companies and savings-and-loan holding companies with total consolidated assets of $100 billion or more, the Company continues to monitor the Federal Reserve's evolving supervisory and regulatory approach to board and senior management effectiveness.

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

The Company’s payments division serves customers nationally and also faces strong competition from large commercial banks and specialty providers of electronic payments processing and servicing, including prepaid, debit and credit card issuers, ACH processors and ATM network sponsors. Many of these national players are aggressive competitors, leveraging relationships and economies of scale.

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

Human Capital Resources

Our mission of Financial Inclusion for All® is foundational to our ability to attract and retain top talent who desire to have impact working with innovators to enable financial availability, choice, and opportunity for consumers and businesses in underserved niche markets. Our people are our number one asset and the source of our ability to deliver on our mission. We hope to empower them by providing opportunities to grow and develop in their careers, supported by strong compensation, benefits, and health and well-being programs. We strive to live our mission and provide a diverse, inclusive, safe, and healthy workplace for all.

Demographics
The following table describes the composition of our workforce as of September 30, 2021:

Employee Type	9/30/2020	9/30/2021	Change
Full-time	1,015	1,121	10.5%
All Other Types	11	13	18.1%
Total Employees	1,026	1,134	10.5%

Women	54%
Minorities	18%

Diversity, Equity and Inclusion ("DEI")
We place immense value on the diversity of our employees, and we are proud of our commitment to treating our employees with dignity and respect through an inclusive work environment. We believe that diversity of backgrounds, thoughts and experiences in our organization leads to more innovative solutions for our customers and partners as we seek to understand the unique needs in the niche markets that we serve. All employees are expected to contribute to a culture of mutual respect and inclusion, and we encourage a workplace culture that is free from discrimination, harassment, or any other form of abuse.

We approach the components of DEI as follows:

•DIVERSITY: We prioritize cultivating a culture that promotes, supports, and respects diversity among our employees, customers, partners, and community, honoring their unique perspectives that enrich their experience with us.
•EQUITY: We prioritize designing a workplace experience that meets people’s individual needs by facilitating equitable access and advancement aligned with their professional goals. For our customers and partners, we commit to identifying ways we can work with people to increase their economic mobility.
•INCLUSION: We prioritize creating a culture where our employees, customers and partners have a sense of belonging and feel valued in the ways that most resonate with them.

We oversee our DEI efforts through our Environmental, Social and Governance (ESG) structure, which includes Board and executive management oversight, as well as a DEI Steering Committee that supports the implementation of our DEI strategy which is both internally and externally focused. Our people are dedicated to a spirit of stewardship and service to the clients and communities that we serve. By growing and promoting a diversity of perspectives within our employee base that reflects our diverse customer base, we can better understand their challenges and deliver on the solutions that they need.

Talent Acquisition
A core tenet of our talent system is to both develop talent from within and enrich our talent pool with external hires to support a continuous improvement mindset. One of our most important new initiatives is our “Talent Anywhere” recruitment strategy. Historically, our organization has been centered in and around Sioux Falls, SD and Troy, MI and our talent pool was similarly local. We reimagined our recruiting strategy to expand our reach beyond local candidates as a remote-enabled employer of choice. As part of our DEI strategy, we started work on training our internal recruiters on how to mitigate unconscious bias in the hiring process and how to assemble diverse candidate slates for open positions. Our in-house recruiting team have measurable diversity goals. We continue to leverage technology and best-in-class processes to evolve and scale our recruiting function.

Talent Assessment and Development
Assessing talent and leadership development are also critical areas to our talent growth and retention strategy. We have been piloting an enterprise talent assessment framework, which began with our IT department. Our plan is for this framework to be used throughout the company. The aim is to better equip each department to have a clear line of sight on their teams’ strengths or opportunities in terms of skills, diversity or leadership potential. At a senior level, we introduced a nine-month leadership development program for high-potential, high-performance employees. Participants are paired with executive coaches and work on a curriculum that includes strategy setting, being an inclusive leader, and managing diverse perspectives. For staff at all other levels, we transformed our training format from traditional classroom-based methods to a more progressive model—using micro learning methods, encouraging department leaders to be coaches for their staff, creating stretch assignments and soft skill workshops.

Our performance management program is an interactive practice that engages our employees through performance reviews, goal setting and managers providing on-going feedback to their team members. We offer a variety of trainings to help team members and managers establish and meet personalized development goals, take on new roles and become better leaders.

Employee Engagement
We recognize that team members who are involved in, enthusiastic about and committed to their work and workplace contribute meaningfully to the success of the company. In mid-2021, we completed our enterprise-wide engagement survey that is also a recurring annual best practice. The results of this survey are reviewed with the executive management team and are used to prioritize employee programs, initiatives, and communications.

Total Rewards
As part of our total rewards strategy, we aspire to offer and maintain market competitive total rewards programs for our employees and that attract and retain superior talent. In addition to healthy base wages, we offer other variable pay including annual bonus and commission plans for our sales employees. We offer a 401(k) plan with a highly competitive company match. Our healthcare, insurance benefits, health savings and flexible spending accounts are equally competitive with low-cost share for the employee We understand how important it is that our employees have time to away from work. To allow employees a time to recharge, we offer paid time off, family leave, family care resources, flexible work schedules, adoption assistance, employee assistance programs, and other rest and family related benefits. We want our employees to be healthy and be able to bring their whole selves to the workplace. We are fortunate in that no layoffs, furloughs or salary adjustments have been imposed due to COVID-19.

Health and Safety
The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety, and wellness of our employees. We are a remote-enabled employer and instituted a work-from-home program allowing hybrid access to our offices while imposing safety protocols. We purchased laptops and related hardware for home-based employees who previously worked on desktop computers; we also provided employees with a stipend to enhance their at-home work experience. Our employees and their families were also supported with access to a variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health. We are also monitoring local, state and federal regulations, including the recent emergency temporary order on vaccination and testing in the workplace issued by the Occupational Safety and Health Administration and are prepared to timely implement any applicable requirements.

Available Information

The Company’s website address is www.metafinancialgroup.com. The Company makes available, through a link with the SEC’s EDGAR database, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and statements of ownership on Forms 3, 4, and 5. Investors are encouraged to access these reports and other information about our business on our website. The information found on the Company’s website is not incorporated by reference in this or any other report the Company files or furnishes to the SEC. The Company also will provide copies of its Annual Report on Form 10-K, free of charge, upon written request to Brittany Kelley Elsasser, Director of Investor Relations, at the Company’s address. Also posted on the Company's website, among other things, are the Environmental, Social and Governance Report, the charters of committees of the Board of Directors, as well as the Company's Code of Business Conduct.

Item 1A. Risk Factors

We are subject to various risks, including those described below that, individually or in the aggregate, could cause our actual results to differ materially from expected or historical results. Our business could be harmed, perhaps materially, by any of these risks, as well as other risks that we have not identified, whether due to such risks not presently being known to us, because we do not currently believe such risks to be material, or otherwise. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. Moreover, the impact of the COVID-19 pandemic may also have the effect of heightening many of the risks and uncertainties described in the risks discussed below. The risks discussed below also include forward-looking statements, and actual results and events may differ substantially from those discussed or highlighted in these forward-looking statements. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including the Company’s financial statements and related notes. Before making an investment decision with respect to any of our securities, you should carefully consider the following risks and uncertainties described below and elsewhere in this Annual Report on Form 10-K. See “Forward-Looking Statements.”

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

If our actual loan and lease losses exceed our allowance for credit losses, our net income will decrease.

We make various assumptions and subjective judgments about the collectability of our loan and lease portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of our loans and leases, which are subject to change. Despite our underwriting and monitoring practices, our loan and lease customers may not repay their loans and leases according to their terms, and the collateral securing the payment of these loans and leases may be insufficient to pay any remaining loan and lease balance. We may experience significant loan and lease losses due to nonpayment by our borrowers, which could have a material adverse effect on our overall financial condition and results of operation, as well as the value of our common stock. Because we must use assumptions to establish our allowance for credit losses, the current allowance for credit losses may not be sufficient to cover actual loan and lease losses, and increases in the allowance, which may be significant, may be necessary. In addition, federal and state regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize loan charge-offs. Our allowance for credit losses has been negatively impacted by the economic consequences of the COVID-19 pandemic and a worsening or prolonged continuation of such unfavorable economic conditions could further impact our allowance. Material additions to our allowance would materially decrease our net income. We cannot provide any assurance that our monitoring procedures and policies will reduce certain lending risks or that our allowance for credit losses will be adequate to cover actual losses.

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

The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions, and determinations as to whether economic conditions might impair the ability of our borrowers to repay their loans and leases. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of our underwriting processes. See also "If our actual loan and lease losses exceed our allowance for credit losses, our net income will decrease."

The electronic payments industry, including the prepaid financial services segment within that industry in which the Meta Payments division operates, depends heavily upon the overall level of consumer spending, which may decrease if economic or political conditions in the United States further deteriorate and result in a reduction of the number of our prepaid accounts that are purchased or reloaded, the number of transactions involving our cards and the use of our reloadable card products and related services. A sustained reduction in the use of our products and related services, either as a result of a general reduction in consumer spending or as a result of a disproportionate reduction in the use of card-based payment systems, would materially harm our business, results of operations and financial condition.

The ongoing COVID-19 pandemic and resulting adverse economic conditions have adversely impacted, and could continue to adversely impact, our business and results.

Our business is dependent on the willingness and ability of our customers to conduct banking and other financial transactions. The ongoing COVID-19 global and national health emergency has caused significant disruption in the United States and international economies and financial markets and continues to cause illness, quarantines, reduced attendance at events and reduced travel, reduced commercial and financial activity, and overall economic and financial market instability.

The COVID-19 pandemic caused disruptions to our business and could cause material disruptions in the future. Impacts to our business have included costs due to additional health and safety precautions implemented at our offices and the transition of a portion of our workforce to home locations, increases in customers' inability to make scheduled loan payments, increases in requests for forbearance and loan modifications, and an adverse effect on accounting estimates that we use to determine our provision and allowance for credit losses. While we have seen improvement in these areas, a worsening of the pandemic and its effects on the economy could further impact our business, our provision and allowance for credit losses, and the value of certain assets that we carry on our balance sheet such as goodwill.

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

Among the factors outside our control that are likely to affect the impact the COVID-19 pandemic will ultimately have on our business are:

•the pandemic's course, duration and severity, including with respect to the efficacy and deployment of vaccines and the potential development of more contagious or vaccine-resist variances;
•the direct and indirect results of the pandemic, such as recessionary economic trends, including with respect to employment, wages and benefits, commercial activity, consumer spending and real estate market values;
•declines in collateral values;
•further political, legal and regulatory actions and policies in response to the pandemic;
•the timing, magnitude and effect of any further public spending, related to the pandemic and its effects on the economy in the short and long term;
•the ability of our employees and our third-party vendors to continue to work effectively during the course of the pandemic; and
•any increase in cyber and payment fraud related to COVID-19, as cybercriminals attempt to profit from disruption, given increased online banking, e-commerce and other online activity.

We are continuing to monitor the COVID-19 pandemic and related risks. If the pandemic worsens or further impacts the current environment, our business, financial condition, results of operations could be materially adversely affected.

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

Several banking institutions have adopted business strategies similar to ours, particularly with respect to the Meta Payments division. This competition, and competition in any of the Bank's other divisions, may increase our costs, reduce our revenues or revenue growth, or make it difficult for us to compete effectively in obtaining additional customer relationships.

Our business could suffer if there is a decline in the use of prepaid cards or there are adverse developments with respect to the prepaid financial services industry in general.

As the prepaid financial services industry evolves, consumers may find prepaid financial services to be less attractive than other financial services. Consumers might not use prepaid financial services for any number of reasons. For example, negative publicity surrounding us or other prepaid financial service providers could impact Meta Payments' business and prospects for growth to the extent it adversely impacts the perception of prepaid financial services. If consumers do not continue or increase their usage of prepaid cards, Meta Payments' operating revenues may remain at current levels or decline. Growth of prepaid financial services as an electronic payment mechanism may not occur or may occur more slowly than estimated. If there is a shift in the mix of payment forms used by consumers (i.e., cash, credit cards, traditional debit cards and prepaid cards) away from products and services offered by Meta Payments, such a shift could have a material adverse effect on our financial condition and results of operations.

We are dependent upon relationships with various third parties with respect to our operations, and our ability to maintain such relationships and the ability of such third parties to perform in accordance with the applicable agreements, could adversely affect our business.
The Bank has entered into numerous arrangements with third parties with respect to the operations of its business, as described in Part I, Item 1 "Business." Upon the expiration of the then-current term, any such agreements may not be renewed by the third party or may be renewed on terms less favorable to the Bank. In some cases, such agreements may permit the third party to unilaterally prescribe certain business practices and procedures with respect to the Bank and its divisions (as is the case under agreements between Meta Payments and Discover, MasterCard, Visa and other card networks) or terminate the agreement early under certain circumstances (as is the case under our program management agreement with EFS with respect to certain H&R Block financial services if the Bank should lose its exemption from the “Durbin Amendment”). To the extent any agreement with a service provider is terminated, we may not be able to secure alternate service providers, and, even if we do, the terms with alternate providers may not be as favorable as those currently in place. In addition, were we to lose any of our significant third-party providers, including in our tax refund-related business in which we have a limited number of partners, it could cause a material disruption in our ability to service our customers, which also could have an adverse material impact on the Bank, its divisions and, ultimately, us. Moreover, significant disruptions in our ability to provide services could negatively affect the perception of our business, which could result in a loss of confidence and other adverse effects on our business.

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

We derive a significant percentage of our deposits, total assets and income from deposit accounts that we generate through Meta Payments' customer relationships, of which five program manager relationships are particularly significant to our operations.

We derive a significant percentage of our deposits, total assets and income from deposit accounts we generate through program manager relationships between third parties and Meta Payments. If one of these significant program manager relationships were to be terminated or there is a significant decrease in revenues or deposits associated with any of these business relationships, it could materially reduce our deposits, assets and income. Similarly, if a significant program manager was not replaced, we may be required to seek higher-rate funding sources as compared to the existing program manager or see a significant reduction in fee income.

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

In addition, we face settlement risks from our distributors and banking partners, which may increase during an economic downturn, such as the one as a result of the COVID-19 pandemic. Depending on contract terms, we may prefund partner accounts. If a partner becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. At September 30, 2021, we had assets subject to settlement risk of $474.4 million.

For one of our programs, the Company pays servicing fees which are primarily offset by estimated card breakage. For cards issued prior to January of 2020, if consumers spend more than projected over the life of the card programs, the Company could experience a material adverse effect on our business, results of operations and financial condition. See “Funding Activities – Deposits” for further breakdown of balances as of September 30, 2021. We are not insured against these settlement or partner risks.

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

From previous acquisitions, the Company has goodwill and intangible assets included in its consolidated assets. Under GAAP we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, legal and regulatory factors, competition, a decrease in our stock price and market capitalization over a sustained period of time, a sustained decline in a reporting unit's fair value or other operating performance indicators. GAAP requires us to assign and then test goodwill at the reporting unit level. If the fair value of our reporting unit is less than its net book value, the shortfall is recognized as impairment and is recognized in current earnings. In addition, if the revenue and cash flows generated from any of our other acquired intangible assets is not sufficient to support its net book value, we may be required to record an impairment charge. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.

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

We rely heavily upon information systems and other operating technologies to efficiently operate and manage our business, including to process transactions through the Internet, including, in particular, in our Meta Payments division. Were there to be a failure or a significant impairment in the operation of any of such systems, we may need to develop alternative processes, including to comply with customer safeguard protocols, during which time revenues and profitability may be lower, and there can be no assurance that we could develop or find such an alternative on terms acceptable to us or at all. Any such disruption in the information systems and other operating technologies utilized by the Bank or its divisions, including due to infiltration by hackers or other intruders, could also result in negative publicity and have a material adverse effect on our financial condition and results of operations.

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

The Bank has entered into various agreements with unaffiliated third parties ("Marketers"), whereby the Marketers will market and service unsecured consumer loans underwritten and originated by the Bank. These agreements present potential increased credit, operational, and reputational risks. Because the loans originated under such programs are unsecured, in the event a borrower does not repay the loan in accordance with its terms or otherwise defaults on the loan, the Bank may not be able to recover from the borrower an amount sufficient to pay any remaining balance on the loan. See "If our actual loan and lease losses exceed our allowance for credit losses, our net income will decrease." We may also become subject to claims by regulatory agencies, customers, or other third parties due to the conduct of the third parties with which the Bank operates such lending programs if such conduct is deemed to not comply with applicable laws in connection with the marketing and servicing of loans originated pursuant to these programs.

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

In 2020, the OCC issued final rules designed to clarify when a national bank such as the Bank will be considered the “true lender” in such relationships (the "True Lender Rule"). In June 2021, President Biden signed a joint Congressional resolution to repeal the True Lender Rule. The joint resolution prohibits the OCC from issuing any replacement of the True Lender Rule absent Congressional authorization. The repeal of the True Lender Rule, and the absence of a federal law or regulation in its place providing legal certainty for national banks in making loans under third party lending partnerships, means that true lender issues will be determined on a case-by-case basis, informed by differing state laws and the facts in each particular instance. Consequently, there can be no assurance that lawsuits or regulatory actions in connection with any such lending programs the Bank has entered, or will enter, into will not be brought in the future. If a regulatory agency, consumer advocate group, or other third party were to bring successful action against the Bank or any of the third parties with which the Bank operates such lending programs, there could be a material adverse effect on our financial condition and results of operations.

The OCC's "fintech" charter could present a market risk to us generally and the Meta Payments division specifically.

The OCC announced on July 31, 2018 that it would begin to accept and evaluate charters for entities that wanted to conduct certain components of a banking business pursuant to a federal charter, known as a "special purpose national bank" ("SPNB") charter. Intended to promote economic opportunity and spur financial innovation, SPNBs may engage in any of the following activities: paying checks, lending money or taking deposits. In October, 2019, a U.S. District Court in New York set aside the OCC regulation that would have permitted entities that did not intend to accept deposits to receive an SPNB charter. In June 2021, the U.S. Court of Appeals for the Second Circuit reversed the lower court decision in the favor of the OCC. However, despite thefavorable ruling and pronouncements from the former Acting Comptroller for the OCC to introduce an SPNB charter specifically for payments companies, the OCC has not taken any action with respect to such plans and no SPNB charters have been granted as of the date of this filing.

If, in the future, the OCC determines to grant any SPNB applications, recipients of an SPNB charter may enter the U.S. payments market in which the Bank operates, which could increase the competition we face and have a material adverse effect on the Bank and the payments division.

Our recent management transition may divert resources and attention from the daily operation of our business; the loss of key members of our senior management team or key employees in the Bank's divisions, or our inability to attract and retain qualified personnel, could adversely affect our business.

We believe that our success depends largely on the efforts and abilities of our senior executive management team. Their experience and industry contacts significantly benefit us. Our future success also depends in large part on our ability to attract, retain and motivate key management and operating personnel. We completed our previously announced Chief Executive Officer and Chief Operating Officer transition on October 1, 2021. That management transition or other transitions in the future may create uncertainty and involve a diversion of resources and management attention, be disruptive to our daily operations or impact public or market perception, any of which could negatively impact our ability to operate effectively or execute our strategies and result in a material adverse impact on our business, financial condition, results of operations or cash flows.

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

The concept of escheatment involves the reporting and delivery of property to states that is abandoned when its rightful owner cannot be readily located and/or identified. In the context of prepaid cards, the customer funds represented by such cards can sometimes be "abandoned" or unused for the relevant period of time set forth in each applicable state's abandoned property laws. The Meta Payments division utilizes automated programs designed to comply with applicable escheatment laws and regulations. There appears, however, to be a movement among some state regulators to more broadly interpret definitions in escheatment statutes and regulations than in the past. State regulators may choose to initiate collection or other litigation action against prepaid card issuers, like Meta Payments, for unreported abandoned property, and such actions may seek to assess fines and penalties.

Risks Related to Regulation of the Company and the Bank

We operate in a highly regulated environment, and our failure to comply with laws and regulations, or changes in laws and regulations to which we are subject, may adversely affect our business, prospects, results of operations and financial condition.

We and the Bank operate in a highly regulated environment, and we are subject to extensive regulation (including, among others, the Dodd-Frank Act, the Basel III Capital Rules, the Bank Secrecy Act and other AML rules), supervision, and examination, including by the OCC and the Federal Reserve, our primary banking regulators. In addition, the Bank is subject to regulation by the FDIC and, to a lesser degree, the Bureau. Prepaid card issuers like the Bank are also subject to heightened regulatory scrutiny based on AML and Bank Secrecy Act concerns, which scrutiny could result in higher compliance costs. See Part I, Item 1 "Business - Regulation and Supervision" herein. Banking regulatory authorities have broad discretion in connection with their supervisory and enforcement activities, including, but not limited, to the imposition of restrictions on the operation of an institution, the classification of assets by the institution, and the adequacy of an institution's allowance for credit losses. If any of our banking regulators takes informal or formal supervisory action or pursues an enforcement action, any required corrective steps could result in us being subject to additional regulatory requirements, operational restrictions, a consent order, enhanced supervision and/or civil money penalties. Any new requirements or rules, changes in such requirements or rules, changes to or new interpretations of existing requirements or rules, failure to follow requirements or rules, or future lawsuits or rulings could increase our compliance and other costs of doing business, require significant systems redevelopment, render our products or services less profitable or obsolete or otherwise have a material adverse effect on our business, prospects, results of operations, and financial condition. For example, any changes in the U.S. tax laws as a result of pending tax legislation in the U.S. Congress or otherwise may adversely impact our tax refund processing and settlement business, which could reduce customer demand for our strategic partner's refund advance products, thereby reducing the volume of refund advance loans that we may offer.

The Bureau has reshaped certain consumer financial laws through rulemaking and enforcement of prohibitions against unfair, deceptive or abusive practices, and such actions have directly impacted, and may continue to impact, the Bank's consumer financial products and service offerings.

The Bureau has broad rulemaking authority to administer and carry out the purposes and objectives of "federal consumer financial laws, and to prevent evasions thereof" with respect to all financial institutions that offer financial products and services to consumers. We cannot predict the impact the Bureau's future actions, including any exercise of its UDAAP authority, will have on the banking industry broadly or us and the Bank specifically. Notwithstanding that insured depository institutions with assets of $10 billion or less (such as the Bank) will continue to be supervised and examined by their primary federal regulators, the full reach and impact of the Bureau's broad rulemaking powers and UDAAP authority on the operations of financial institutions offering consumer financial products or services are currently unknown. The Bureau has initiated enforcement actions against a variety of bank and non-bank market participants with respect to a number of consumer financial products and services that has resulted in those participants expending significant time, money and resources to adjust to the initiatives being pursued by the Bureau. Such enforcement actions may serve as precedent for how the Bureau interprets and enforces consumer protection laws, which may result in the imposition of higher standards of compliance with such laws and, as a result, limit or restrict the Bank with respect to its consumer product offerings. See "Business - Regulation and Supervision - Bank Regulation and Supervision" in Part I, Item 1 of this Annual Report on Form 10-K.

We will be subject to heightened regulatory requirements if our total assets grow in excess of $10 billion as of December 31 of any calendar year.

As of September 30, 2021, our total assets were $6.69 billion. While we intend to remain under the $10 billion asset level, our total assets could exceed $10 billion at the end of this calendar year. Our total assets increased substantially during certain periods of fiscal 2020 and fiscal 2021 as a result of our distribution of prepaid debit cards as part of the EIP program and deposits our prepaid partners received related to the EIP program. Although we did not expect the EIP program deposits to expand our total assets beyond $10 billion, these deposits, in combination with Child Tax Credit ("CTC") deposits, could result in such an increase. In addition to our current regulatory requirements, banks with $10 billion or more in total assets are, among other things: examined directly by the CFPB with respect to various federal consumer financial laws; subject to reduced dividends on the Bank’s holdings of Federal Reserve Bank of Minneapolis common stock; subject to limits on interchange fees pursuant to the Durbin Amendment to the Dodd-Frank Act; subject to certain enhanced prudential standards; no longer treated as a “small institution” for FDIC deposit insurance assessment purposes; and no longer eligible to elect to be subject to the Community Bank Leverage ratio. Compliance with these additional ongoing requirements may necessitate additional personnel, the design and implementation of additional internal controls, or the incurrence of other significant expenses, any of which could have a significant adverse effect on our business, financial condition or results of operations. Our regulators may also consider our preparation for compliance with these regulatory requirements in the course of examining our operations generally or when considering any request from us or the Bank.

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

Failure to maintain the Bank's status as a "well capitalized" institution could have an adverse effect on us, and our ability to fund our operations. Should the Bank ever fail to be well capitalized in the future as a result of not meeting the well capitalized requirements or the imposition of an individual minimum capital requirement or similar formal requirement, then, the Bank would be prohibited, absent waiver from the FDIC, from utilizing brokered deposits (i.e., no insured depository institution that is deemed to be less than "well capitalized" may accept, renew or rollover brokered deposits absent a waiver from the FDIC). In such event, such a result could produce material adverse consequences for the Bank with respect to liquidity and could also have material adverse effects on our financial condition and results of operations. Further, depending on the Bank's condition in the future and its reliance on these deposits as a source of funding, the FDIC could increase the surcharge on our brokered deposits. If we are ever required to pay higher surcharge assessments with respect to these deposits, such payments could be material and therefore could have a material adverse effect on our financial condition and results of operations. In addition, changes to FDIC regulations regarding brokered deposits or interpretations of such regulations by federal banking agencies could have an adverse impact on the Bank’s ability to accept brokered deposits.

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

Both we and the Bank are required to meet regulatory capital requirements and otherwise need to maintain sufficient liquidity to support recent and future growth. We have continued to experience considerable growth recently, having increased our assets from $2.53 billion at September 30, 2015 to $6.69 billion at September 30, 2021, primarily due to strategic transactions, such as the Crestmark Acquisition, through participation in government stimulus programs such as the EIP, and through organic growth. Asset growth, diversification of our lending business, expansion of our financial product offerings and other changes in our asset mix continue to require higher levels of capital, which management believes may not be met through earnings retention alone. Our ability to raise additional capital, when and if needed in the future, to meet such regulatory capital requirements and liquidity needs will depend on conditions in the capital markets, general economic conditions, the performance and prospects of our business and a number of other factors, many of which are outside of our control. We cannot assure you that we will be able to raise additional capital if needed or raise additional capital on terms acceptable to us. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations could be materially and adversely affected.

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

Additionally, the ongoing COVID-19 pandemic has also resulted in severe volatility in the financial markets and may result in a lower stock price for companies, including our common stock. Depending on the extent and duration of the COVID-19 pandemic, the price of our common stock may continue to experience volatility and declines.

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

Sales of a substantial amount of our capital stock in the public market or the issuance of a significant number of shares could adversely affect the market price for shares of our common stock. As of September 30, 2021, we were authorized to issue up to 90,000,000 shares of common stock, of which 31,669,952 shares were outstanding, and 16,531 shares were held as treasury stock. We were also authorized to issue up to 3,000,000 shares of preferred stock and 3,000,000 shares of non-voting common stock, none of which were outstanding or reserved for issuance. Future sales or additional issuances of stock may affect the market price for shares of our common stock.

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

We identified control deficiencies in our internal controls over financial reporting related to the Crestmark Leasing division's control environment over the segregation of duties associated with the disbursement process, which, as described in Part II, Item 9A "Controls and Procedures" of this Annual Report on Form 10-K, we determined, represent a material weakness in internal controls over financial reporting. Other control deficiencies of this or a similar nature may be identified in the future. These and any future control deficiencies could result in us being unable to obtain the required audit or review of our financial statements by our independent registered public accounting firm in a timely manner. Any such control deficiencies could also result in a misstatement of our financial statement accounts and disclosures that, in turn, could result in a material misstatement of our annual or interim final statements that may not be prevented or detected.

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

Reputational risk, including as a result of negative publicity, is inherent in our business. Negative publicity can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, illegal or unauthorized acts taken by third parties that supply products or services to us or the Bank, and behavior of our employees. Damage to our reputation could adversely impact our ability to attract new, and maintain existing, loan and deposit customers, employees and business relationships, and, particularly with respect to our payments division, could result in the imposition of new regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties. Such damage could also adversely affect our ability to raise additional capital, and otherwise have a material adverse effect on our financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.    Properties

The Company's home office is located at 5501 South Broadband Lane in Sioux Falls, South Dakota. The Company has 12 non-branch offices from which its divisions of payments, commercial finance, tax services, and consumer lending operate. The payments division operates out of the Company's home office along with one additional office in Sioux Falls. The commercial finance division operates out of offices in Troy, Michigan; Baton Rouge, Louisiana; Franklin, Tennessee; and Toronto, Ontario, Canada. The tax services division has offices located in Louisville, Kentucky, and Easton, Pennsylvania. The Company has corporate and shared services offices located in Scottsdale, AZ and Washington, D.C. The Company also has an offices located in Hurst, Texas and Boynton Beach, Florida.

Of the Company's 12 properties, the Company leases 11 of them, all on market terms. See Note 7 to the “Notes to Consolidated Financial Statements” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Management believes current facilities are adequate to meet its present needs, though it is continuing to assess those property needs as Meta is transitioning to a Talent Anywhere remote working environment.

Item 3.    Legal Proceedings

See Note 19 to the “Notes to Consolidated Financial Statements” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the NASDAQ Global Select Market® under the symbol “CASH.” Quarterly dividends for all quarters of fiscal year 2021 and 2020 were $0.05 per share.

Dividend payment decisions are made with consideration of a variety of factors including earnings, financial condition, market considerations and regulatory restrictions.

As of November 18, 2021, the Company had (i) 30,548,503 shares of common stock outstanding, which were held by approximately 174 stockholders of record, (ii) no shares of nonvoting common stock outstanding, and (iii) 77,703 shares of common stock held in treasury.

The transfer agent for the Company’s common stock is Computershare Investor Services, 462 South 4th Street, Suite 1600, Louisville, KY 40202.

The Company's Board of Directors authorized a 7,500,000 share repurchase program on November 20, 2019 that was publicly announced on November 20, 2019 and is scheduled to expire on December 31, 2022. On September 3, 2021, the Company's Board of Directors authorized a new stock repurchase program pursuant to which the Company may repurchase up to an additional 6,000,000 shares of the Company's outstanding common stock on or before September 30, 2024. The new program was publicly announced on September 7, 2021. The table below sets forth information regarding repurchases of our common stock during the fiscal 2021 fourth fiscal quarter.

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(1)(2)	Total Number Of Shares Purchased As Part of Publicly Announced Plans or Programs	Additional Shares Authorized As Part of Publicly Announced Plans or Programs	Maximum Number Of Shares that may yet be Purchased Under the Plans or Programs
July 1 to 31	615	$49.99	—	—	1,550,173
August 1 to 31	—	—	—	—	1,550,173
September 1 to 30	250,213	51.06	234,297	6,000,000	7,315,876
Total	250,828		234,297	6,000,000
(1) These shares were acquired in satisfaction of the tax withholding obligations of holders of restricted stock unit awards, which vested during the quarter.
(2) The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

Total Stock Return Performance Graph

The following graph compares the cumulative total stockholder return on Meta common stock over the last five fiscal years with the cumulative total return of the NASDAQ Composite Index and the NASDAQ ABA Community Bank Index (assuming the investment of $100 in each index on October 1, 2016 and reinvestment of all dividends). The stock price performance reflected below is based on historical results and is not necessarily indicative of future stock price performance.

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

	Fiscal Year Ended September 30,
Index	2016	2017	2018	2019	2020	2021
Meta Financial Group, Inc.	$100.00	$130.19	$137.99	$164.70	$97.90	$268.51
NASDAQ Composite Index	100.00	123.68	154.82	155.63	219.36	285.75
NASDAQ ABA Community Bank Index	100.00	130.02	134.38	123.71	85.43	155.20

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the following parts of this Form 10-K: Part I, Item 1 “Business,” Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” and Part II, Item 8 “Financial Statements and Supplementary Data.”

GENERAL
The Company, a registered bank holding company, is a Delaware corporation, the principal assets of which are all the issued and outstanding shares of the Bank, a national bank. Unless the context otherwise requires, references herein to the Company include Meta and the Bank, and all direct or indirect subsidiaries of Meta on a consolidated basis.

EXECUTIVE SUMMARY

Business Development Highlights for the 2021 Fiscal Fourth Quarter and Full Fiscal Year 2021

•Named the Visa card issuer, in conjunction with Blackhawk Network, for the Excluded Workers Fund, a New York State Department of Labor program that provides one-time payments to certain New Yorkers who lost income due to COVID-19.

•Recognized a net unrealized gain of $4.1 million on a prior investment in MoneyLion Inc. ("MoneyLion") following the completion of its de-SPACing process and listing on the New York Stock Exchange on September 22, 2021.

•Expanded our renewable energy financing, originating $101.1 million for the fiscal year 2021, resulting in $26.5 million in total net investment tax credits.

•Announced a new share repurchase program and repurchased 234,297 shares during the 2021 fiscal fourth quarter, at an average price of $51.18, reflecting the momentum of the business and confidence in the Company's strategy and growth trajectory. An additional 1,252,145 shares were repurchased subsequent to September 30, 2021 through November 18, 2021.

•Bradley C. Hanson, President and Chief Executive Officer of the Company retired from his positions at Meta Financial and MetaBank. He will remain on the Company’s Board until the next annual stockholders’ meeting, expected to take place in February 2022. He also will serve as a Strategic Advisor to Meta on industry and partner relations until the end of 2022. The Board appointed Brett L. Pharr as Chief Executive Officer and Anthony M. Sharett as President of Meta Financial Group and MetaBank effective October 1, 2021.

Financial Highlights for the 2021 Fiscal Fourth Quarter
Total revenue for the fourth quarter was $120.2 million, an increase of $14.9 million compared to the same quarter in fiscal 2020, primarily driven by higher net interest income, payments fee income and $4.1 million in other income related to the MoneyLion valuation.

Net interest income for the fourth quarter was $70.7 million, an increase of $6.2 million compared to $64.5 million in the fourth quarter last year. Net interest margin ("NIM") improved to 4.35% for the fourth quarter from 3.77% during the same period of last year, chiefly due to the decrease of cash associated with the Company's participation in the EIP program, as well as an increase in commercial and warehouse finance loans and leases.

Total gross loans and leases at September 30, 2021 increased $293.7 million, to $3.61 billion, or 9%, compared to September 30, 2020 and increased $112.6 million, or 3%, when compared to June 30, 2021. The increase was primarily driven by growth in commercial finance, and consumer finance loans partially offset by a decrease in community bank loans, which was driven by a loan sale of $75.1 million during the quarter.

Subsequent Events
Management has evaluated and identified subsequent events that occurred after September 30, 2021. See Note 25. Subsequent Events for details on these events.

FINANCIAL CONDITION
At September 30, 2021, the Company’s total assets increased by $598.6 million to $6.69 billion compared to September 30, 2020, primarily due to an increase of $596.8 million in investment securities available for sale.

Total cash and cash equivalents was $314.0 million at September 30, 2021, decreasing from $427.4 million at September 30, 2020, primarily resulting from the withdraw of EIP related deposits. The Bank has been working with other banks to transfer these temporary deposits off the balance sheet. Otherwise, the Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the FRB. At September 30, 2021, the Company did not have any federal funds sold.

The total investment portfolio increased $560.9 million, or 41%, to $1.92 billion at September 30, 2021, compared to $1.36 billion at September 30, 2020, as purchases exceeded maturities and principal pay downs. The Company’s portfolio of securities customarily consists primarily of MBS, which have expected lives much shorter than the stated final maturity, non-bank qualified obligations of states and political subdivisions, which mature in approximately 15 years or less, and other tax exempt municipal mortgage related pass through securities which have average lives much shorter than their stated final maturities. All MBS held by the Company at September 30, 2021 were issued by a U.S. Government agency or instrumentality. Of the total MBS at September 30, 2021, $1.02 billion, at fair value, were classified as available for sale, and $3.7 million, at cost, were classified as held to maturity. Of the total investment securities at September 30, 2021, $847.9 million, at fair value, were classified as available for sale and $52.9 million, at cost, were classified as held to maturity. During the fiscal year ended September 30, 2021, the Company purchased $1.04 billion of investment securities.

Loans held for sale at September 30, 2021 totaled $56.2 million, decreasing from $183.6 million at September 30, 2020. This decrease was primarily driven by a portion of the retained Community Bank loan portfolio transferred to loans held for sale at September 30, 2020 compared to none at September 30, 2021.

The Company’s total loans and leases increased $293.7 million, or 9%, to $3.61 billion at September 30, 2021, from $3.31 billion at September 30, 2020. The increase was primarily driven by growth in the commercial finance, tax services, and warehouse finance portfolios partially offset by the continued decrease in community banking loan balances. See Note 5 to the “Notes to Consolidated Financial Statements” of this Annual Report on Form 10-K.

Commercial finance loans increased $417.5 million, or 18% to $2.73 billion at September 30, 2021 compared to September 30, 2020. Consumer finance loans, tax services loans and warehouse finance loans increased $28.7 million, $7.3 million, and $126.6 million at September 30, 2021, respectively, compared to September 30, 2020.

Community banking loans decreased $286.4 million, or 59%, at September 30, 2021 compared to September 30, 2020, primarily attributable to loan portfolio sales along with continued principal payments and payoffs. As of September 30, 2021, the Company had no community banking loans classified as held for sale. See Note 3 and Note 5 to the “Notes to Consolidated Financial Statements,” which are included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Through the Bank, the Company owns stock in the FHLB due to the Bank’s membership and participation in this banking system as well as stock in the Federal Reserve Bank. The FHLB requires a level of stock investment based on a pre-determined formula. The Company’s investment in these stocks increased $1.3 million, or 5%, to $28.4 million at September 30, 2021 from $27.1 million at September 30, 2020, resulting from the purchase of FHLB membership stock.

Total end-of-period deposits increased 11% to $5.51 billion at September 30, 2021, compared to $4.98 billion at September 30, 2020. The increase in end-of-period deposits was primarily driven by an increase in noninterest-bearing deposits of $661.6 million, partially offset by a decrease in wholesale deposits of $269.1 million. The increase in noninterest-bearing deposits was driven by government stimulus-related dollars loaded on various partner cards. As of September 30, 2021, EIP program card balances outstanding totaled $1.64 billion, of which only $69.8 million was on Meta's balance sheet with the remainder being held by other banks.

The Company's total borrowings decreased $5.4 million, or 5%, from $98.2 million at September 30, 2020 to $92.8 million at September 30, 2021. See Note 13 to the “Notes to Consolidated Financial Statements,” which are included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

At September 30, 2021, the Company’s stockholders’ equity totaled $871.9 million, an increase of $24.6 million, from $847.3 million at September 30, 2020. The increase was primarily attributable to growth in retained earnings and an increase in additional paid-in capital. The Company and Bank remained above the federal regulatory minimum capital requirements at September 30, 2021, continued to be classified as well-capitalized, and in good standing with the regulatory agencies. See Note 18 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS
The Company’s results of operations are dependent on net interest income, provision for credit losses, noninterest income, noninterest expense and income tax expense. Net interest income is the difference, or spread, between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan and lease demand and deposit flows. Notwithstanding that a significant amount of the Company’s deposits, primarily those attributable to the payments division, pay relatively low rates of interest or none at all, the Company, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities. The provision for credit losses is the adjustment to the allowance for credit losses balance for the applicable period. The allowance for credit losses represents management’s estimate of current credit losses expected to be incurred by the loan and lease portfolio over the life of each financial asset as of the balance sheet date.

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

Average Balances, Interest Rates and Yields
The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Tax-equivalent adjustments have been made in yields on interest-bearing assets and NIM. Nonaccruing loans and leases have been included in the table as loans or leases carrying a zero yield.

	Fiscal Year Ended September 30,
	2021			2020			2019
(Dollars in Thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (1)
Interest-earning assets:
Cash and fed funds sold	$1,919,760	$3,709	0.19%	$1,236,027	$2,824	0.23%	$128,507	$3,494	2.72%
Mortgage-backed securities	728,884	12,155	1.67%	367,869	9,028	2.45%	393,322	11,390	2.90%
Tax exempt investment securities	281,573	4,004	1.80%	434,262	7,477	2.18%	852,381	20,742	3.08%
Asset-backed securities	388,458	5,340	1.37%	319,258	7,636	2.39%	299,777	10,705	3.57%
Other investment securities	239,283	4,566	1.91%	198,924	4,748	2.39%	164,451	4,870	2.96%
Total investments	1,638,198	26,065	1.66%	1,320,313	28,889	2.34%	1,709,931	47,707	3.11%
Commercial finance	2,549,335	188,855	7.41%	2,100,464	169,189	8.05%	1,717,869	169,941	9.89%
Consumer finance	248,757	19,940	8.02%	254,293	19,808	7.79%	341,176	29,965	8.78%
Tax services	214,835	7,321	3.41%	148,650	6,390	4.30%	110,503	8,193	7.41%
Warehouse finance	330,224	21,262	6.44%	292,952	17,919	6.12%	188,483	11,826	6.27%
Community banking	375,258	18,702	4.98%	975,618	47,822	4.90%	1,180,594	54,603	4.63%
Total loans and leases	3,718,409	256,080	6.89%	3,771,977	261,128	6.92%	3,538,625	274,528	7.76%
Total interest-earning assets	7,276,367	$285,854	3.94%	6,328,317	$292,841	4.66%	5,377,063	$325,729	6.16%
Noninterest-earning assets	849,141			881,314			875,124
Total assets	$8,125,508			$7,209,631			$6,252,187

Interest-bearing liabilities:
Interest-bearing checking	$254,236	$—	—%	$189,704	$259	0.14%	$136,069	$356	0.26%
Savings	81,619	16	0.02%	50,888	18	0.03%	53,434	38	0.07%
Money markets	58,656	204	0.35%	57,573	422	0.73%	60,719	419	0.69%
Time deposits	13,081	139	1.06%	61,837	1,226	1.98%	149,220	2,830	1.90%
Wholesale deposits	150,213	1,234	0.82%	1,081,935	20,691	1.91%	1,772,092	43,005	2.43%
Total interest-bearing deposits	557,805	1,593	0.29%	1,441,937	22,616	1.57%	2,171,534	46,648	2.15%
Overnight fed funds purchased	6	—	0.25%	183,438	2,804	1.53%	300,203	7,484	2.49%
FHLB Advances	—	—	—%	106,093	2,638	2.49%	42,712	1,037	2.43%
Subordinated debentures	73,886	4,507	6.10%	73,718	4,618	6.26%	73,561	4,647	6.32%
Other borrowings	21,549	763	3.54%	28,696	1,127	3.93%	44,097	1,706	3.87%
Total borrowings	95,441	5,270	5.52%	391,945	11,187	2.85%	460,573	14,874	3.23%
Total interest-bearing liabilities	653,246	6,863	1.05%	1,833,882	33,803	1.84%	2,632,107	61,522	2.34%
Noninterest-bearing deposits	6,440,830	—	—%	4,396,132	—	—%	2,685,502	—	—%
Total deposits and interest-bearing liabilities	7,094,115	$6,863	0.10%	6,230,014	$33,803	0.54%	5,317,609	$61,522	1.16%
Other noninterest-bearing liabilities	189,841			143,772			132,901
Total liabilities	7,283,956			6,373,786			5,450,510
Shareholders' equity	841,552			835,845			801,677
Total liabilities and shareholders' equity	$8,125,508			$7,209,631			$6,252,187
Net interest income and net interest rate spread including noninterest-bearing deposits		$278,992	3.84%		$259,038	4.12%		$264,207	5.00%

Net interest margin			3.83%			4.09%			4.91%
Tax equivalent effect			0.01%			0.03%			0.11%
Net interest margin, tax equivalent (2)			3.84%			4.12%			5.02%
(1) Tax rate used to arrive at the TEY for the fiscal years ended September 30, 2021, 2020, and 2019 was 21%.
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

	Fiscal Year Ended September 30,
	2021 vs. 2020			2020 vs. 2019
(Dollars in Thousands)	Increase / (Decrease) Due to Volume	Increase / (Decrease) Due to Rate	Total Increase / (Decrease)	Increase / (Decrease) Due to Volume	Increase / (Decrease) Due to Rate	Total Increase / (Decrease)
Interest-earning assets:
Cash and fed funds sold	$1,408	$(523)	$885	$5,181	$(5,851)	$(670)
Mortgage-backed securities	6,711	(3,584)	3,127	(704)	(1,658)	(2,362)
Tax-exempt investment securities	(2,323)	(1,150)	(3,473)	(8,310)	(4,955)	(13,265)
Asset-backed securities	1,423	(3,720)	(2,297)	659	(3,726)	(3,069)
Other investment securities	865	(1,045)	(180)	919	(1,041)	(122)
Total investments	6,845	(9,668)	(2,823)	(8,999)	(9,819)	(18,818)
Commercial finance	34,013	(14,347)	19,666	34,015	(34,767)	(752)
Consumer finance	(441)	573	132	(7,033)	(3,124)	(10,157)
Tax services	2,440	(1,509)	931	2,292	(4,095)	(1,803)
Warehouse finance	2,362	981	3,343	6,396	(303)	6,093
Community banking	(29,872)	752	(29,120)	(9,902)	3,121	(6,781)
Total loans and leases	(3,784)	(1,264)	(5,048)	17,364	(30,764)	(13,400)
Total interest-earning assets	$4,469	$(11,455)	$(6,986)	$13,546	$(46,434)	$32,888

Interest-bearing liabilities:
Interest-bearing checking	$66	$(324)	$(258)	$110	$(207)	$(97)
Savings	8	(9)	(1)	(2)	(18)	(20)
Money markets	8	(226)	(218)	(22)	25	3
Time deposits	(684)	(404)	(1,088)	(1,727)	123	(1,604)
Wholesale deposits	(11,698)	(7,759)	(19,457)	(14,450)	(7,864)	(22,314)
Total interest-bearing deposits	(9,025)	(11,997)	(21,022)	(13,327)	(10,705)	(24,032)
Overnight fed funds purchased	(1,527)	(1,278)	(2,805)	(2,346)	(2,334)	(4,680)
FHLB Advances	(1,319)	(1,319)	(2,638)	1,575	26	1,601
Subordinated debentures	10	(122)	(112)	10	(39)	(29)
Other borrowings	(261)	(103)	(364)	(604)	25	(579)
Total borrowings	(12,000)	6,082	(5,918)	(2,072)	(1,615)	(3,687)
Total interest-bearing liabilities	$(21,025)	$(5,915)	$(26,940)	$(15,399)	$(12,320)	$(27,719)

Net effect on net interest income	$25,494	$(5,540)	$19,954	$28,945	$(34,114)	$5,169

Comparison of Operating Results for the Fiscal Years Ended
September 30, 2021 and September 30, 2020

General
The Company recorded net income of $141.7 million, or $4.38 per diluted share, for the fiscal year ended September 30, 2021, compared to $104.7 million, or $2.94 per diluted share, for the fiscal year ended September 30, 2020, an increase of $37.0 million. Total revenue for fiscal 2021 was $549.9 million, compared to $498.8 million for fiscal 2020, an increase of 10%. The increases in net income and revenue was primarily due to an increase in noninterest income and a decrease in provision for credit losses, partially offset by an increase in non-interest expense.

Net Interest Income
Net interest income for fiscal 2021 increased by $20.0 million, or 8%, to $279.0 million from $259.0 million for the same period of the prior year. The increase in net interest income was mainly attributable to the continued optimization of our earning asset and liability mix, which included a decrease in interest expense of 80% to $6.9 million for fiscal 2021, from $33.8 million for the same period of the prior year. The decrease in interest expense was primarily driven by a significant increase in noninterest-bearing deposits, which lessened the Company's need to rely on wholesale deposits during fiscal 2021.

NIM was 3.83% for fiscal 2021, a decrease of 26 basis points from 4.09% in fiscal 2020. The decrease in NIM in fiscal 2021, compared to the same period of the prior year was primarily attributable to the increase in noninterest-bearing deposit balances related to government stimulus-related dollars. This increase in deposit balances also led to excess cash balances held at the Federal Reserve during fiscal 2021, which yielded approximately 10 basis points in interest income, and increased the quarterly average of interest-earning assets compared to previous periods. This increase of lower-yielding cash balances resulted in a drag to the overall yield on total interest-earning assets during the current period.

The overall reported tax equivalent yield ("TEY") on average interest-earning assets decreased by 72 basis points to 3.94% when comparing fiscal 2021 to fiscal 2020. The reduction was driven primarily by an increase in low-yielding cash held at the Federal Reserve, along with an overall lower rate environment. The yield on the commercial finance portfolio decreased by 64 basis points and the tax services portfolio decreased by 89 basis points while the yield on the warehouse finance portfolio increased by 32 basis points. The fiscal 2021 TEY on the securities portfolio decreased by 68 basis points to 1.66% as compared to the same period of the prior year.

The Company's average interest-earning assets for fiscal 2021 increased $948.1 million, or 15%, to $7.28 billion, from $6.33 billion during fiscal 2020. The increase was primarily attributable to increases in average cash balances of $683.7 million and total average investment securities of $317.9 million, partially offset by a decrease in average loan and lease balances of $53.6 million. The increase in average cash balances was due to an increase in noninterest-bearing deposit balances related to government stimulus-related dollars. The decrease in the Company's average loan and lease balances was driven by a reduction $600.4 million in community banking loans partially offset by increases of $448.9 million, $66.2 million, and $37.3 million in commercial finance, tax services, and warehouse finance loans, respectively.

The Company’s average balance of total deposits and interest-bearing liabilities increased $864.1 million, or 14%, to $7.09 billion during fiscal 2021, from $6.23 billion during fiscal 2020. This increase was primarily due to increases in average noninterest-bearing deposits of $2.04 billion, partially offset by a decrease in average wholesale deposits of $931.7 million and a decrease in the average balance of total borrowings of $296.5 million.

Overall, the Company’s cost of funds for all deposits and borrowings averaged 0.10% during fiscal 2021, compared to 0.54% during fiscal 2020. The cost of deposits was 0.01% during fiscal 2021, compared to 0.12% during fiscal 2020. This decrease was primarily due to a decrease in the average balance of overnight borrowings and FHLB advances as well as an increase in the average balance of the Company's noninterest-bearing deposits. The Company believes that its growing, lower-cost deposit base gives it a distinct and significant competitive advantage, and even more so if interest rates rise, because the Company anticipates that its cost of funds will likely remain relatively low, increasing less than at many other banks.

Provision for Credit Losses
Effective October 1, 2020, the Company adopted the CECL accounting standard, which required a day one entry to increase the allowance for credit losses in the amount of $12.8 million. The entry did not have a direct impact to the provision for credit losses at the time of adoption. During fiscal 2021, the Company recorded $49.8 million in provision for credit losses, compared to $64.8 million in fiscal 2020. The decrease in provision was largely attributable to the build in reserves during the prior year stemming from the COVID-19 pandemic. Also see Note 5 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Noninterest Income
Noninterest income increased by $31.1 million, or 13%, to $270.9 million for fiscal 2021 from $239.8 million for fiscal 2020. The increase in noninterest income was primarily driven by tax advance fee income and payments fee income. The payments fee income was aided by an increase in activity related to government stimulus programs.

Noninterest Expense
Noninterest expense increased by $24.6 million, or 8%, to $343.7 million for fiscal 2021 from $319.1 million for fiscal 2020. This increase in noninterest expense was primarily driven by an increase in compensation expense of $14.8 million and in legal and consulting expense of $10.5 million. CEO transition expenses of $1.3 million related to accelerated vesting of CEO shares and associated professional expenses also contributed to the year-over-year change.

Income Tax Expense
The Company recorded an income tax expense of $10.7 million for fiscal 2021, resulting in an effective tax rate of 6.8%, compared to an income tax expense of $5.7 million and an effective tax rate of 4.9%, in fiscal 2020. The increase in recorded income tax expense during the period was primarily due to an increase in taxable income. The Company originated $101.1 million in solar leases for the 2021 fiscal year, compared to $77.8 million during the 2020 fiscal year. Investment tax credits related to solar leases are recognized ratably based on income throughout each fiscal year. The timing and impact of future solar tax credits are expected to vary from period to period, and Meta intends to undertake only those tax credit opportunities that meet the Company's underwriting and return criteria.

Comparison of Operating Results for the Fiscal Years Ended
September 30, 2020, and September 30, 2019

A comparison of the 2020 results to the 2019 results and other 2019 information not included herein can be found in the Company's Annual Report on Form 10-K: Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” filed November 30, 2020.

Nonperforming Assets and Allowance for Credit Losses
At September 30, 2021, nonperforming assets, consisting of nonaccruing loans and leases, accruing loans and leases delinquent 90 days or more, foreclosed real estate, repossessed property, and nonperforming operating leases, totaled $61.8 million, or 0.92% of total assets, compared to $48.0 million, or 0.79% of total assets, at September 30, 2020. The increase in NPAs was primarily attributable to one $14.9 million relationship in the community bank portfolio along with increases in tax services and commercial finance loans, partially offset by a reduction of foreclosed and repossessed assets. As of September 30, 2021, the Company had nonaccruing loans and leases totaling $34.2 million and foreclosed and repossessed assets of approximately $2.1 million.

The Company maintains an allowance for credit losses because it is probable that some loans and leases may not be repaid in full. At September 30, 2021, the Company had an allowance for credit losses of $68.3 million as compared to $56.2 million at September 30, 2020. The increase was driven by a $18.3 million increase in the commercial finance portfolio and a $3.7 million increase in the consumer lending portfolio. These increases were driven by the year-over-year loan growth and the adoption of the CECL accounting standard, which required a day one entry to increase the allowance for credit losses in the amount of $12.8 million effective October 1, 2020. The increases noted above were partially offset by a $10.0 million reduction within the retained community banking portfolio, as the balance in community bank loans declined.

The following table presents the Company's allowance for credit losses as a percentage of its total loans and leases.

	As of the Period Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	October 1, 2020(1)	September 30, 2020
Commercial finance	1.77%	1.73%	1.77%	1.88%	1.85%	1.30%
Consumer finance	2.91%	3.80%	4.70%	4.39%	4.31%	1.64%
Tax services	0.02%	58.99%	12.90%	1.53%	0.06%	0.06%
Warehouse finance	0.10%	0.10%	0.10%	0.10%	0.10%	0.10%
Community banking	6.16%	4.36%	4.03%	4.01%	3.37%	4.59%
Total loans and leases	1.89%	2.61%	2.71%	2.10%	2.08%	1.70%
(1) Represents the Company's allowance coverage ratio upon the adoption of the Accounting Standards Update 2016-13 using September 30, 2020 loan and lease and allowance balances plus the CECL allowance adjustment..

Allowance for credit losses as a percentage of the total loan and lease portfolio was 1.89% at September 30, 2021, compared to 1.70% at September 30, 2020. This increase was driven primarily by the adoption of the CECL accounting standard noted above. The CECL methodology requires loss estimates for the remaining estimated life of the assets to be measured using historical loss data, adjustments for current conditions, and adjustments for reasonable and supportable forecasts of future economic conditions, which led to the increase in the ACL as of the October 1, 2020 adoption date.

During fiscal year 2021, the Company had net charge-offs of $50.6 million, of which $33.3 million were related to the tax services portfolio. During fiscal year 2020, the Company had net charge-offs of $37.7 million, of which $22.0 million were related to the tax services portfolio. The charge-offs within the tax services portfolio were fully reserved for.

Management closely monitors economic developments both regionally and nationwide, and considers these factors when assessing the appropriateness of its allowance for credit losses. The Company continued to assess each of its loan and lease portfolios during the fiscal fourth quarter and increased its allowance for credit losses as a percentage of total loans and leases in the community bank and commercial finance portfolios primarily as a result of the ongoing COVID-19 pandemic, as noted above. Tax services coverage rates were driven only by typical seasonal activity and are not expected to be materially impacted by COVID-19 as the tax lending season is now complete. The Company expects to continue to diligently monitor the allowance for credit losses and adjust as necessary in future periods to maintain an appropriate and supportable level.

Management believes that, based on a detailed review of the loan and lease portfolio, historic loan and lease losses, current economic conditions, the size of the loan and lease portfolio and other factors, the level of the allowance for credit losses at September 30, 2021 reflected an appropriate allowance against inherent credit losses from the lending portfolio. Although the Company maintains its allowance for credit losses at a level it considers to be appropriate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan and lease losses will not be required in future periods. In addition, the Company’s determination of the allowance for credit losses is subject to review by the OCC, which can require the establishment of additional general or specific allowances.

Management’s periodic review of the allowance for credit losses is based on various subjective and objective factors, including the Company’s past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. While management may allocate portions of the allowance for specifically identified problem loan and lease situations, the majority of the allowance is based on both subjective and objective factors related to the overall loan and lease portfolio and is available for any loan and lease charge-offs that may occur. As stated previously, there can be no assurance future losses will not exceed estimated amounts, or that additional provisions for credit losses will not be required in future periods. In addition, the Bank is subject to review by the OCC, which has the authority to require management to make changes to the allowance for credit losses, and the Company is subject to similar review by the Federal Reserve. In determining the allowance for credit losses, the Company specifically identifies loans and leases it considers as having potential collectability problems. The Company believes these loans and leases possess weaknesses that merit additional analysis in establishing the allowance for credit losses. All other loans and leases are evaluated by applying estimated loss ratios to various pools of loans and leases. The Company then analyzes other applicable qualitative factors (such as economic conditions) in determining the aggregate amount of the allowance needed.

At September 30, 2021, $8.9 million of the allowance for credit losses was allocated to loans and leases individually evaluated for credit losses. See Note 5 of the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. At September 30, 2020, $5.1 million of the allowance for credit losses was allocated to impaired loans and leases.

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

The level of potential problem loans and leases is another predominant factor in determining the relative level of risk in the loan and lease portfolio and in determining the appropriate level of the allowance for credit losses. Potential problem loans and leases are generally defined by management to include loans and leases rated as substandard by management that are not considered nonperforming (i.e., non-accrual loans and leases and accruing troubled debt restructurings), but there are circumstances that create doubt as to the ability of the borrower to comply with repayment terms. The decision of management to include performing loans and leases in potential problem loans and leases does not necessarily mean that the Company expects losses to occur, but that management recognizes a higher degree of risk associated with these loans and leases. The loans and leases that have been reported as potential problem loans and leases are predominantly commercial loans and leases covering a diverse range of businesses and real estate property types.

The Company revised its credit administration policies and reviewed its loan portfolio to better align with OCC guidance for national banks, a process that began during the quarter ending June 30, 2021 and was completed as of September 30, 2021. These credit policy revisions had an impact on the loan and lease risk ratings, resulting in downgrades of certain credits in several categories. The Company's loan and collateral management practices have proven effective in managing losses during previous economic cycles; and while management expects this process will result in setting a new baseline for portfolio metrics going forward, management does not believe it indicates a deterioration in expected performance of the portfolio. At September 30, 2021, potential problem loans and leases totaled $276.7 million compared to $67.9 million at September 30, 2020.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, derived principally through its payments division, borrowings, principal and interest payments on loans and leases and mortgage-backed securities, and maturing investment securities. In addition, the Company utilizes wholesale deposit sources to provide temporary funding when necessary or when favorable terms are available. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are influenced by the level of interest rates, general economic conditions and competition. The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposit and loan commitments, to maintain liquidity, and to meet operating expenses.

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

The primary investing activities of the Company are the origination of loans and leases and the purchase of securities. During the fiscal years ended September 30, 2021, 2020 and 2019, the Company originated loans and leases totaling $12.62 billion, $9.79 billion and $10.97 billion, respectively. Purchases of loans and leases totaled $311.3 million, $151.4 million, and $278.1 million during the fiscal years ended September 30, 2021, 2020 and 2019. During the fiscal years ended September 30, 2021, 2020 and 2019, the Company purchased MBS and other securities in the amount of $1.04 billion, $297.8 million and $653.2 million, respectively. Of these purchases, there were no securities designated as held to maturity in fiscal 2021, 2020 and 2019.

At September 30, 2021, the Company had unfunded loan and lease commitments of $1.22 billion. See Note 19 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certificates of deposit scheduled to mature in one year or less at September 30, 2021 totaled $31.1 million, of which $23.3 million were wholesale time deposits and $7.8 million were non-wholesale time deposits. Management believes that loan repayment and other sources of funds will be adequate to meet the Company’s foreseeable short- and long-term liquidity needs.

The following table summarizes the Company’s significant contractual obligations at September 30, 2021.

(Dollars in Thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Time deposits	$9,091	$7,839	$1,252	$—	$—
Wholesale time deposits	23,409	23,310	99	—	—
Long-term debt	92,834	398	4,795	73,980	13,661
Operating leases	45,071	4,687	8,332	7,126	24,926
Total	$170,405	$36,234	$14,478	$81,106	$38,587

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

The Company and the Bank met regulatory requirements for classification as well-capitalized institutions at September 30, 2021. Based on current and expected continued profitability and subject to continued access to capital markets, management believes that the Company and the Bank will continue to meet the capital conservation buffer of 2.5% in addition to required minimum capital ratios. See Note 18 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Critical Accounting Estimates

The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within these financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Management has identified the policies described below as Critical Accounting Estimates. These policies involve complex and subjective decisions and assessments. Some of these estimates may be uncertain at the time they are made, could change from period to period, and could have a material impact on the financial statements.

Allowance for Credit Losses
The Company’s allowance for credit losses methodology estimates expected credit losses over the life of each financial asset as of the balance sheet date.

For the loan and lease portfolio, the Company measures credit loss on individually evaluated loans based on the fair value of the collateral less estimated selling costs if collateral dependent or based on the present value of expected future cash flows discounted at the loan or lease initial effective interest rate if not collateral dependent. The majority of the Company's loans and leases subject to individual evaluation are considered collateral dependent. Only loans and leases that are on nonaccrual status or are designated as a TDR are subject to individual evaluation. All other loans and leases are evaluated collectively for credit loss by pooling loans and leases based on similar risk characteristics. The collective evaluation of expected losses in all commercial finance portfolios is based on a cohort loss rate and adjustments for forward-looking information, including industry and macroeconomic forecasts. The cohort loss rate is a life of loan loss rate that immediately reverts to historical loss information for the remaining maturity of the financial asset. Management has elected to use a twelve-month reasonable and supportable forecast for forward-looking information. Factors utilized in the determination of the allowance include historical loss experience, current and forecasted economic conditions, and measurement date credit characteristics such as product type, delinquency, and industry. The unfunded credit commitments depend on these same factors, as well as estimates of lines of credit usage. The collective evaluation of expected credit losses for certain consumer lending portfolios utilize different methodologies when estimating expected credit losses. The Company’s student loan portfolio utilizes a roll-rate historical loss rate and adjustments for forward-looking information, including macroeconomic conditions. Management has elected to use a twelve-month reasonable and supportable forecast with an immediate reversion to historical loss rates. Factors utilized in the determination of the allowance include historical loss experience, current and forecasted economic conditions, and measurement date credit characteristics including delinquency.

Investment debt securities held to maturity include implicit and explicit guarantees by government agencies and have an expected zero risk of loss, therefore no provision for credit loss for debt securities held to maturity has been included in the Company’s Consolidated Statement of Operations. Investment debt securities available for sale are recorded at fair value and are assessed quarterly for credit loss. Any such credit loss is recorded in the Company’s Provision for Credit Loss on the Company’s Consolidated Statement of Operations. Non-credit related losses are recorded in Other Comprehensive Income in the Company’s Consolidated Statement of Condition.

Although management believes the levels of the allowance for credit losses at September 30, 2021 and September 30, 2020 are adequate to absorb expected credit losses in the financial assets evaluated, a decline in local economic conditions or other factors could result in increasing losses.

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

The excess of consideration paid over the fair value of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired, including identifiable intangible assets, liabilities assumed, and any noncontrolling interest often requires the use of significant estimates and assumptions. This may involve estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques such as estimates of attrition, inflation, asset growth rates, discount rates, multiples of earnings or other relevant factors. In addition, the determination of the useful lives over which an intangible asset will be amortized is subjective. See Note 10. Goodwill and Intangibles to the Consolidated Financial Statements for further information.

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

The Company uses two approaches to model interest rate risk: Earnings at Risk (“EAR analysis”) and Economic Value of Equity (“EVE analysis”). Under EAR analysis, net interest income is calculated for each interest rate scenario and compared to the net interest income forecast in the base case. EAR analysis measures the sensitivity of interest-sensitive earnings over a one-year minimum time horizon. The results are affected by projected rates, prepayments, caps and floors. Management exercises its best judgment in making assumptions regarding events that management can influence, such as non-contractual deposit re-pricing, as well as events outside of management's control, such as customer behavior on loan and deposit activity and the effect that competition has on both lending and deposit pricing. These assumptions are subjective and, as a result, net interest income simulation results will differ from actual results due to the timing, magnitude, and frequency of interest rate changes, changes in market conditions, customer behavior and management strategies, among other factors. The Company performs various sensitivity analyses on assumptions of deposit attrition, loan prepayments, and asset re-pricing, as well as market-implied forward rates and various likely and extreme interest rate scenarios, including rapid and gradual interest rate ramps, rate shocks and yield curve twists.

The EAR analysis used in the following table reflects the required analysis used no less than quarterly by management. It models basis point parallel shifts in market interest rates over the next one-year period. The following table shows the results of the scenarios as of September 30, 2021 and 2020:

Net Sensitive Earnings at Risk
		Change in Interest Income/Expense for a given change in interest rates
		Over / (Under) Base Case Parallel Shift
(Dollars in Thousands)	Book Value	-100	Base	+100	+200	+300	+400
Balances as of September 30, 2021
Total interest-sensitive income	5,880,667	263,269	277,479	302,440	327,277	352,428	377,750
Total interest-sensitive expense	501,932	603	770	1,958	3,178	4,426	5,698
Net interest-sensitive income		262,666	276,709	300,482	324,099	348,002	372,052

Percentage change from base		-5.1%	—%	8.6%	17.1%	25.8%	34.5%

Balances as of September 30, 2020
Total interest-sensitive income	5,273,791	246,070	251,977	275,320	298,406	322,340	346,057
Total interest-sensitive expense	633,326	1,868	2,337	5,433	8,542	11,666	14,802
Net interest-sensitive income		244,202	249,640	269,887	289,864	310,674	331,255

Percentage change from base		-2.2%	—%	8.1%	16.1%	24.4%	32.7%

The EAR analysis reported at September 30, 2021 shows that Total Interest Sensitive Income will change more rapidly than Total Interest Sensitive Expense over the next year. IRR is a snapshot in time. The Company's business and deposits are predictably cyclical on a weekly, monthly and yearly basis. The Company's static IRR results could vary depending on which day of the week the month ends, primarily related to payroll processing and timing of when certain programs are prefunded and when the funds are received.

Under EVE analysis, the economic value of financial assets, liabilities and off-balance sheet instruments is derived under each rate scenario. The economic value of equity is calculated as the difference between the estimated market value of assets and liabilities, net of the impact of off-balance sheet instruments.

The EVE analysis used in the following table reflects the required analysis used no less than quarterly by management. It models immediate basis point parallel shifts in market interest rates. The following table shows the results of the scenario as of September 30, 2021 and 2020:

Economic Value Sensitivity
	Standard (Parallel Shift)
	Economic Value of Equity at Risk %
	-100	+100	+200	+300	+400
Balances as of September 30, 2021
Percentage change from base	-12.9%	8.4%	14.5%	19.5%	24.6%

Balances as of September 30, 2020
Percentage change from base	-9.4%	9.2%	15.7%	20.6%	24.8%

The EVE at risk reported at September 30, 2021 shows that the economic value of equity position will be more sensitive to changes in interest rates than the prior period due to the large amount of non-interest bearing funding compared with the prior period.

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
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Meta Financial Group, Inc.
Sioux Falls, South Dakota

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of Meta Financial Group, Inc. and Subsidiaries (the "Company") as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the years ended in the three-year period ended September 30, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 23, 2021 expressed an adverse opinion.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective October 1, 2020 due to the adoption of Financial Accounting Standards Board’s Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses (ACL) – Qualitative Adjustments

As described in Notes 1 and 5 to the financial statements and referred to in the change in accounting principle explanatory paragraph above, the Company adopted ASC 326 as of October 1, 2020, which, among other things, required the Company to recognize expected credit losses over the contractual lives of financial assets carried at amortized cost, including loans receivable, utilizing the Current Expected Credit Losses (“CECL”) methodology. Estimates of expected credit losses are based on relevant information about current conditions, past events, and reasonable and supportable forward-looking forecasts regarding collectability of the reported amounts. For most of its loan segments, the Company utilized a cohort model which computes the historical life-of-loan loss rate for each identified loan segment (also referred to as the “quantitative loss rates”). The quantitative loss rates are then adjusted, as deemed necessary, based on current economic forecasts over a twelve-month reasonable and supportable forecast period as well as for measurement date credit characteristics including problem loan and delinquency trends, portfolio growth and other factors (also referred to as the “qualitative adjustments”).

We have identified auditing the qualitative adjustments as a critical audit matter as management’s determination of the qualitative adjustments used in the ACL is subjective and involves significant management judgements; and our audit procedures related to the qualitative adjustments involved a high degree of auditor judgment and required significant audit effort, including the need to involve more experienced audit personnel.

The primary procedures we performed to address this critical audit matter included:

•Testing the effectiveness of controls over the qualitative adjustments used in the ACL calculation including controls addressing:

◦Testing the design and operating effectiveness of controls pertaining to the key assumptions and judgments applied in the development of the qualitative adjustments.
◦Testing the design and operating effectiveness of the controls around the mathematical accuracy of the qualitative adjustments applied to the loan segments in the ACL calculation.

•Substantively testing management’s determination of the qualitative adjustments used in the ACL estimate, including evaluating their judgements and assumptions, including:

◦Testing management’s process for developing the qualitative adjustments and assessing the reasonableness, relevance and reliability of data used to develop the adjustments, including evaluating their judgments and assumptions for reasonableness. Among other procedures, our evaluation considered evidence from internal and external sources, loan portfolio performance and whether such assumptions were applied consistently from period to period.
◦Analytically evaluating the qualitative adjustments for directional consistency, testing for reasonableness, and obtaining evidence for significant changes.
◦Testing the mathematical accuracy of the qualitative adjustments applied to the loan segments in the ACL calculation.

/s/ Crowe LLP

We have served as the Company’s auditor since 2018.

Grand Rapids, Michigan
November 23, 2021

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition

(Dollars in Thousands, Except Per Share Data)
ASSETS	September 30, 2021	September 30, 2020
Cash and cash equivalents	$314,019	$427,367
Investment securities available for sale, at fair value	847,870	814,495
Mortgage-backed securities available for sale, at fair value	1,017,029	453,607
Investment securities held to maturity, at amortized cost (fair value $52,576 and $88,194, respectively)	52,944	87,183
Mortgage-backed securities held to maturity, at amortized cost	3,725	5,427
Loans held for sale	56,194	183,577
Loans and leases	3,609,563	3,322,765
Allowance for credit losses	(68,281)	(56,188)
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	28,400	27,138
Accrued interest receivable	16,254	16,628
Premises, furniture, and equipment, net	44,888	41,608
Rental equipment, net	213,116	205,964
Bank-owned life insurance	94,749	92,315
Foreclosed real estate and repossessed assets, net	2,077	9,957
Goodwill	309,505	309,505
Intangible assets	33,148	41,692
Prepaid assets	10,513	8,328
Deferred taxes, net	25,173	17,723
Other assets	79,764	82,983

Total assets	$6,690,650	$6,092,074

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing checking	$5,018,233	$4,356,630
Interest-bearing checking	254,721	157,571
Savings deposits	86,356	47,866
Money market deposits	67,204	48,494
Time certificates of deposit	9,091	20,223
Wholesale deposits	79,366	348,416
Total deposits	5,514,971	4,979,200
Long-term borrowings	92,834	98,224
Accrued interest payable	579	1,923
Accrued expenses and other liabilities	210,382	165,419
Total liabilities	5,818,766	5,244,766

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued, none outstanding at September 30, 2021 and 2020, respectively	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 31,686,483 and 34,479,164 shares issued, 31,669,952 and 34,360,890 shares outstanding at September 30, 2021 and 2020, respectively	317	344
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at September 30, 2021 and 2020, respectively	—	—
Additional paid-in capital	604,484	594,569
Retained earnings	259,189	234,927
Accumulated other comprehensive income (loss)	7,599	17,542
Treasury stock, at cost, 16,531 and 118,274 common shares at September 30, 2021 and 2020, respectively	(860)	(3,677)
Total equity attributable to parent	870,729	843,705
Noncontrolling interest	1,155	3,603
Total stockholders’ equity	871,884	847,308

Total liabilities and stockholders’ equity	$6,690,650	$6,092,074
See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Fiscal Year Ended September 30,
(Dollars in Thousands, Except Per Share Data)	2021	2020	2019
Interest and dividend income:
Loans and leases, including fees	$256,080	$261,128	$274,528
Mortgage-backed securities	12,155	9,028	11,390
Other investments	17,619	22,685	39,811
	285,854	292,841	325,729
Interest expense:
Deposits	1,593	22,616	46,648
FHLB advances and other borrowings	5,270	11,187	14,874
	6,863	33,803	61,522

Net interest income	278,991	259,038	264,207

Provision for credit losses	49,766	64,776	55,650

Net interest income after provision for credit losses	229,225	194,262	208,557

Noninterest income:
Refund transfer product fees	37,967	36,061	39,198
Tax advance product fees	47,639	31,826	34,687
Payment card and deposit fees	107,182	87,379	87,130
Other bank and deposit fees	939	1,310	1,942
Rental income	39,416	44,826	41,053
Net gain realized on investment securities	6	51	729
Gain on divestitures	—	19,275	—
Gain on sale of other	11,515	4,425	7,831
Other income	26,240	14,641	9,975
Total noninterest income	270,904	239,794	222,545

Noninterest expense:
Compensation and benefits	151,090	136,247	155,811
Refund transfer product expense	11,861	7,644	7,526
Tax advance product expense	2,564	2,723	3,102
Card processing	27,201	25,956	23,677
Occupancy and equipment expense	29,269	26,995	28,071
Operating lease equipment depreciation	30,987	32,831	26,181
Legal and consulting	31,341	20,858	17,310
Intangible amortization	8,545	10,997	17,711
Impairment expense	2,818	1,982	9,660
Other expense	48,007	52,818	44,111
Total noninterest expense	343,683	319,051	333,160

Income before income tax expense	156,446	115,005	97,942

Income tax expense (benefit)	10,701	5,661	(3,374)

Net income before noncontrolling interest	145,745	109,344	101,316
Net income attributable to noncontrolling interest	4,037	4,624	4,312
Net income attributable to parent	$141,708	$104,720	$97,004

Earnings per common share:
Basic	$4.38	$2.94	$2.49
Diluted	$4.38	$2.94	$2.49
See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Fiscal Year Ended September 30,
(Dollars in Thousands)	2021	2020	2019
Net income before noncontrolling interest	$145,745	$109,344	$101,316

Other comprehensive income (loss):
Change in net unrealized gain (loss) on debt securities	(13,896)	15,164	53,739
Net (gain) realized on investment securities	(6)	(51)	(729)
	(13,902)	15,113	53,010
Unrealized gain (loss) on currency translation	476	(101)	(122)
Deferred income tax effect	(3,483)	3,809	12,963
Total other comprehensive income (loss)	(9,943)	11,203	39,925
Total comprehensive income	135,802	120,547	141,241
Total comprehensive income attributable to noncontrolling interest	4,037	4,624	4,312
Comprehensive income attributable to parent	$131,765	$115,923	$136,929
See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

	Meta Financial Group
(Dollars in Thousands, Except Per Share Data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Meta Stockholders’ Equity	Non-controlling interest	Total Stockholders’ Equity

Balance, September 30, 2018	$393	$565,811	$213,048	$(33,111)	$(1,989)	$744,152	$3,574	$747,726
Adoption of Accounting Standards Update 2014-09, net of income taxes	—	—	1,502	—	—	1,502	—	1,502
Adoption of Accounting Standards Update 2016-01, net of income taxes	—	—	475	(475)	—	—	—	—
Cash dividends declared on common stock ($0.20 per share)	—	—	(7,760)	—	—	(7,760)	—	(7,760)
Issuance of common shares due to exercise of stock options	—	44	—	—	—	44	—	44
Issuance of common shares due to restricted stock	3	—	—	—	—	3	—	3
Issuance of common shares due to ESOP	—	2,011	—	—	—	2,011	—	2,011
Shares repurchased	(18)	18	(46,500)	—	(3,412)	(49,912)	—	(49,912)
Retirement of treasury stock	—	—	(4,956)	—	4,956	—	—	—
Stock compensation	—	12,942	—	—	—	12,942	—	12,942
Total other comprehensive income	—	—	—	39,925	—	39,925	—	39,925
Net income	—	—	97,004	—	—	97,004	4,312	101,316
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(3,839)	(3,839)
Balance, September 30, 2019	$378	$580,826	$252,813	$6,339	$(445)	$839,911	$4,047	$843,958

Balance, September 30, 2019	$378	$580,826	$252,813	$6,339	$(445)	$839,911	$4,047	$843,958
Cash dividends declared on common stock ($0.20 per share)	—	—	(7,100)	—	—	(7,100)	—	(7,100)
Issuance of common shares due to exercise of stock options	1	265	—	—	—	266	—	266
Issuance of common shares due to restricted stock	2	—	—	—	—	2	—	2
Issuance of common shares due to ESOP	1	3,219	—	—	—	3,220	—	3,220
Shares repurchased	(38)	38	(115,506)	—	(3,232)	(118,738)	—	(118,738)
Stock compensation	—	10,221	—	—	—	10,221	—	10,221
Total other comprehensive income	—	—	—	11,203	—	11,203	—	11,203
Net income	—	—	104,720	—	—	104,720	4,624	109,344
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(5,068)	(5,068)
Balance, September 30, 2020	$344	$594,569	$234,927	$17,542	$(3,677)	$843,705	$3,603	$847,308

Balance, September 30, 2020	$344	$594,569	$234,927	$17,542	$(3,677)	$843,705	$3,603	$847,308
Adoption of Accounting Standards Update 2016-13, net of income taxes	—	—	(8,351)	—	—	(8,351)	(2,452)	(10,803)
Cash dividends declared on common stock ($0.20 per share)	—	—	(6,400)	—	—	(6,400)	—	(6,400)
Issuance of common shares due to ESOP	2	3,034	—	—	—	3,036	—	3,036
Shares repurchased	(29)	29	(96,999)	—	(2,879)	(99,878)	—	(99,878)
Retirement of treasury stock	—	—	(5,696)	—	5,696	—	—	—
Stock compensation	—	6,852	—	—	—	6,852	—	6,852
Total other comprehensive loss	—	—	—	(9,943)	—	(9,943)	—	(9,943)
Net income	—	—	141,708	—	—	141,708	4,037	145,745
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(4,033)	(4,033)
Balance, September 30, 2021	$317	$604,484	$259,189	$7,599	$(860)	$870,729	$1,155	$871,884
See Notes to Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Fiscal Year Ended September 30,
(Dollars in Thousands)	2021	2020	2019
Cash flows from operating activities:
Net income before noncontrolling interest	$145,745	$109,344	$101,316
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	59,047	60,745	55,149
Stock compensation	6,852	10,221	12,942
Provision (recovery):
Credit losses	49,766	64,776	55,650
Deferred taxes	(1,639)	(2,347)	(14,301)
Loans held for sale:
Originations	(601,481)	(98,798)	(171,260)
Purchases	—	—	(15,443)
Proceeds from sales	890,340	319,123	125,357
Net change	588	22,855	31,819
Fair value adjustment of foreclosed real estate	591	568	139
Net realized (gain) loss:
Other assets	28	361	(89)
Divestitures	—	(19,275)	—
Foreclosed real estate and repossessed assets	(4)	4,960	278
Securities available for sale, net	(6)	(51)	(729)
Loans held for sale	(8,610)	(5,389)	(5,089)
Lease receivables and equipment	(2,257)	(4,335)	(2,930)
Net change:
Other assets	825	1,524	(5,427)
Deposits held for sale	—	1,535	—
Accrued interest payable	(1,344)	(7,491)	1,620
Accrued expenses and other liabilities	45,264	8,643	16,623
Accrued interest receivable	374	2,050	1,616
Change in bank-owned life insurance value	(2,434)	(2,488)	(2,534)
Impairment on assets held for sale	—	242	—
Impairment on rental equipment	—	447	6,194
Impairment of intangibles	—	—	111
Net cash provided by operating activities	581,645	467,220	191,012

Cash flows from investing activities:
Securities available for sale:
Purchases	(1,041,768)	(229,326)	(299,269)
Proceeds from sales	50,468	4,904	755,616
Proceeds from maturities and principal repayments	371,898	237,254	164,044
Securities held to maturity:
Proceeds from maturities and principal repayments	34,268	40,017	35,025
Loans and leases:
Purchases	(311,332)	(151,435)	(262,622)
Proceeds from sales	13,850	9,991	13,838
Net change	(196,356)	(100,508)	(591,785)
Proceeds from sales of foreclosed real estate and repossessed assets	8,952	23,992	1,905
Federal Reserve Bank and Federal Home Loan Bank stock:
Purchases	(1,296)	(472,000)	(878,316)
Redemption	34	475,778	870,800
Rental equipment:
Purchases	(50,437)	(53,637)	(144,432)
Proceeds from sales	16,822	14,692	8,301
Net change	(630)	2,623	1,567
Premises, furniture, and equipment:
Purchases	(12,961)	(12,266)	(13,971)

Proceeds from sales	86	107	101
Proceeds from divestitures	—	3,498	—
Net cash (used in) investing activities	(1,118,402)	(206,316)	(339,198)

Cash flows from financing activities:
Net change:
Checking, savings, and money market deposits	815,953	2,229,075	48,897
Time certificates of deposit	(11,132)	(89,062)	(167,044)
Wholesale deposits	(269,050)	(1,208,885)	26,014
FHLB and other borrowings	—	(275,000)	275,000
Federal funds	—	(477,000)	55,000
Securities sold under agreements to repurchase	—	(4,019)	325
Distribution to noncontrolling interest	(4,033)	(5,068)	(3,839)
Proceeds from other liabilities	80	1,633	7,916
Principal payments:
Other liabilities	(5,611)	(7,568)	(11,691)
Capital lease obligations	(32)	(1,737)	(88)
Cash dividends paid	(6,400)	(7,100)	(7,760)
Issuance of common stock due to ESOP	3,036	3,220	2,011
Issuance of common stock due to restricted stock	—	2	3
Proceeds from exercise of stock options and issuance of common stock	—	266	44
Shares repurchased	(99,878)	(118,738)	(49,912)
Net cash provided by financing activities	422,933	40,019	174,876

Effect of exchange rate changes on cash	476	(101)	(122)

Net change in cash and cash equivalents	(113,348)	300,822	26,568

Cash and cash equivalents at beginning of fiscal year	427,367	126,545	99,977
Cash and cash equivalents at end of fiscal period	$314,019	$427,367	$126,545

	Fiscal Year Ended September 30,
(Dollars in Thousands)	2021	2020	2019
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,207	$41,294	$59,902
Income taxes	8,038	6,223	(2,821)
Franchise taxes	250	281	223
Other taxes	722	535	557

Supplemental schedule of non-cash investing activities:
Transfers
Loans and leases to foreclosed real estate and repossessed assets	$9	$9,983	$—
Loans and leases to rental equipment	28,604	2,134	—
Rental equipment to loan and leases	24,324	8,924	210
Rental equipment to foreclosed real estate and repossessed assets	1,650	—	—
Loans and leases to held for sale	188,638	542,101	99,992
Held for sale to loans and leases	36,919	—	—
Other assets to held for sale	—	7,858	—
Deposits to held for sale	—	288,975	—
Recognition of operating lease ROU assets, net of measurements	12,954	28,666	—
Short and long term debt transferred from other liabilities	—	—	20,026
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

As a result of the Crestmark Acquisition, the Company acquired existing membership interests of five joint venture limited liability companies (the "LLCs"). The Company holds 80% of the membership interests in each of the five LLC entities, which offer commercial lending and other financing arrangements. In connection with these LLCs, the Company exclusively provides funding for each entity's activities. The Company determined it is the primary beneficiary of all five LLCs as it has the managing power under the terms of each of the LLC operating agreements. Results of the five LLCs are reflected in the Company's September 30, 2021 Consolidated Financial Statements and are summarized below. The assets recognized as a result of consolidating the LLCs are the property of the LLCs and are not available for any other purpose.

(Dollars in Thousands)	At September 30, 2021
Cash and cash equivalents	$1,776
Loans and leases	117,544
Allowance for credit losses	(4,971)
Accrued interest receivable	261
Foreclosed real estate and repossessed assets, net	258
Other assets	3,913
Total assets	118,781
Accrued expenses and other liabilities	1,876
Noncontrolling interest	1,155
Net assets less noncontrolling assets	$115,750

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

•CM Sterling, LLC - CM Sterling engages in asset based lending and factoring.

•CM TFS, LLC - CM TFS engages in the business of acquiring equipment financing term loans and leases.

NATURE OF BUSINESS AND INDUSTRY SEGMENT INFORMATION
One of the Company's primary sources of revenue relates to payment processing services for prepaid debit cards, ATM sponsorship, tax refund transfer and other money transfer systems and services. Additionally, a significant source of revenue for the Company is interest from the purchase or origination of commercial finance loans, consumer finance loans, and warehouse finance loans. The Company accepts deposits from customers in the normal course of business on a national basis through its Meta Payments and tax services divisions, and through wholesale funding. The Company operates in the banking industry, which accounts for the majority of its revenues and assets. The Company uses the “management approach” for reporting information about segments in annual and interim financial statements. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management disaggregates a company. Based on the management approach model, the Company has determined that its business is comprised of three reporting segments. See Note 21. Segment Reporting for additional information on the Company's segment reporting.

USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS
The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain significant estimates include the valuation of residual values within lease receivables, allowance for credit losses, the valuation of goodwill and intangible assets and the fair values of securities and other financial instruments. These estimates are reviewed by management regularly; however, they are particularly susceptible to significant changes in the future.

CASH AND CASH EQUIVALENTS
For purposes of reporting cash flows, cash and cash equivalents is defined to include the Company’s cash on hand and due from financial institutions and short-term interest-bearing deposits in other financial institutions. The Company reports cash flows net for customer loan transactions, securities purchased under agreement to resell, federal funds purchased, deposit transactions, securities sold under agreements to repurchase, and Federal Home Loan Bank ("FHLB") advances with terms less than 90 days. The Bank is required to maintain reserve balances in cash or on deposit with the FRB, based on a percentage of deposits. The total of those reserve balances was zero at September 30, 2021, and zero at September 30, 2020. The Company at times maintains balances in excess of insured limits at various financial institutions including the FHLB, the FRB and other private institutions. At September 30, 2021, the Company had $2.3 million interest-bearing deposits held at the FHLB and $184.7 million in interest-bearing deposits held at the FRB. The Company does not believe these instruments carry a significant risk of loss, but cannot provide assurances that no losses could occur if these institutions were to become insolvent.

SECURITIES
GAAP requires that, at acquisition, an enterprise classify debt securities into one of three categories: Available for Sale (“AFS”), Held to Maturity (“HTM”) or trading. AFS debt securities are carried at fair value on the Consolidated Statements of Financial Condition. Unrealized holding gains and losses due to risk of credit loss are recognized in earnings while unrealized holding gains and losses due to market conditions and other non-credit risk factors are excluded from earnings and recognized as a separate component of equity in accumulated other comprehensive income (loss) (“AOCI”). See Note 24. Fair Values of Financial Instruments for additional information on fair value of AFS debt securities. HTM debt securities are measured at amortized cost. The Company classifies the majority of its debt securities as AFS, which are those the Company may decide to sell if needed for liquidity, asset/liability management, or other reasons. Both AFS and HTM are subject to an allowance for credit loss. Meta did not hold trading securities at September 30, 2021 or 2020.

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

Debt Securities Credit Losses
The Company evaluates HTM debt securities for credit losses on a quarterly basis and records any such losses as a component of provision for credit losses in the Consolidated Statements of Operations. The Company has concluded that its portfolio as of September 30, 2021 has a zero risk of credit loss due to the U.S. Government financial guarantees underlying the securities within the HTM portfolio and as a result has not recorded an allowance for credit loss.

The Company evaluates AFS debt securities for credit losses on a quarterly basis and records any such losses as a component of provision for credit losses in the Consolidated Statements of Operations. The Company has concluded that any unrealized holding losses in its portfolio as of September 30, 2021 are not related to credit loss and as a result has not recorded an allowance for credit loss. See Note 4. Securities for further information.

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

The Company also holds non-marketable equity investments that are included in Other Assets in the Company’s Consolidated Financial Statements. The Company generally accounts for these investments under the equity method or the provisions of Accounting Standards Codification ("ASC") 321. Equity Securities. Investments where the Company has significant influence, but not control, over the investee are accounted for under the equity method. Investments where the Company cannot exercise significant influence over the investee are measured at fair value, with changes in fair value recognized in earnings, unless those investments have no readily determinable fair value. Investments without readily determinable fair value are measured under the measurement alternative, which reflects cost less impairment, with adjustments in value resulting from observable price changes arising from orderly transactions of the same or a similar security from the same issuer ("measurement alternative investments").

The Company reviews for impairment for equity method and measurement alternative investments and includes an analysis of the facts and circumstances for each investment, expectations of cash flows, capital needs, and viability of its business model. For equity method, the asset carrying value is reduced when the decline in fair value is considered to be other than temporary. For measurement alternative investments, the asset carrying value is reduced when the fair value is less than the carrying value, without the consideration of recovery.

The Company held the following non-marketable equity investments:

•Equity Method - The Company held equity method investments of $3.1 million within other assets as of September 30, 2021 and $11.0 million at September 30, 2020. The Company’s ownership of such investments typically ranges from 5% - 25% of the investee. The Company recognized net earnings from these investments in the amount of $0.3 million within noninterest income for the fiscal year ended September 30, 2021. The Company elected to classify distributions received from equity method investments using the cumulative earnings approach on the Consolidated Statements of Cash Flows.

•Fair Value Method - The Company held equity investments measured at net asset value (NAV) per share (or its equivalent) of $4.6 million at September 30, 2021 and $2.8 million at September 30, 2020 where NAV is considered the fair value practical expedient. These investments are recorded within other assets on the Company’s Consolidated Financial Statements. Fluctuations in fair value are recognized in earnings within noninterest Income.

•Measurement Alternative - The Company held equity investments measured using the measurement alternative of $12.9 million as of September 30, 2021 and $12.0 million at September 30, 2020 within other assets on the Company’s Consolidated Financial Statements. The Company recognized a fair value increase of $8.0 million and none during the fiscal years ended September 30, 2021 and 2020, respectively. The Company recognized impairment losses of $2.6 million and $1.3 million on such investments during the fiscal years ended September 30, 2021 and 2020, respectively.

LOANS HELD FOR SALE ("LHFS")
LHFS include commercial loans originated under the guidelines of the SBA or USDA, consumer loans, and loans retained in the community bank portfolio. LHFS are held at the lower of cost or fair value. Generally, LHFS are valued on an aggregate portfolio basis. Any amount by which the cost exceeds fair value is initially recorded as a valuation allowance and subsequently reflected in the gain or loss on sale when sold. At September 30, 2021 and 2020, there was no valuation allowance recorded for LHFS. Gains and losses on LHFS are recorded in noninterest income on the Consolidated Statements of Operations. Loan costs and fees are deferred at origination and are recognized in income at the time of sale. Interest income is calculated based on the note rate of the loan and is recorded as interest income. For loans transferred to LHFS due to change in intent of holding the loans to maturity or for the foreseeable future, such loans are transferred at lower of cost or fair value.

LOANS AND LEASES

Loans Receivable
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs on originated loans, and unamortized premiums or discounts on purchased loans.

Interest income on loans is accrued over the term of the loans based upon the amount of principal outstanding except when serious doubt exists as to the collectability of a loan, in which case the accrual of interest is discontinued. Unearned income, deferred loan fees and costs, and discounts and premiums are amortized to interest income over the contractual life of the loan using the interest method. The Company generally places Community Banking loans on nonaccrual status when: the full and timely collection of interest or principal becomes uncertain; they are 90 days past due for interest or principal, unless they are both well-secured and in the process of collection; or part of the principal balance has been charged off. The majority of the Company's National Lending loans follow the same nonaccrual policy as Community Banking loans with certain commercial finance, consumer finance and tax service loans not generally being placed on non-accrual status, but instead are charged off when the collection of principal and interest become doubtful. When placed on nonaccrual status, the accrued unpaid interest receivable is reversed against interest income and any remaining amortizing of net deferred fees is suspended. Cash collected on these loans is applied to first reduce the carrying value of the loan with any remainder being recognized as interest income. Generally, a loan can return to accrual status when all delinquent interest and principal become current under the terms of the loan agreement and collectability of the remaining principal and interest is no longer doubtful. Loans are considered past due when contractually required principal or interest payments have not been made on the due dates. Prior to the adoption of CECL, loans and leases on nonaccrual status were accounted for and disclosed as impaired loans and leases.

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

As part of the Company’s ongoing risk management practices, management generally attempts to work with borrowers when necessary to extend or modify loan terms to better align with their current ability to repay. Extensions and modifications to loans are made in accordance with internal policies and guidelines which conform to regulatory guidance. Modified loan terms may include interest rate reductions, principal forgiveness, term extensions, payment forbearance or other actions intended to minimize the Company’s economic loss and to avoid foreclosure or repossession of the collateral. Each occurrence is unique to the borrower and is evaluated separately. In a situation where an economic concession has been granted to a borrower that is experiencing financial difficulty, the Company identifies and reports that loan as a troubled debt restructuring (“TDR”). Management considers regulatory guidelines when restructuring loans to ensure that prudent lending practices are followed. As such, qualification criteria and payment terms consider the borrower’s current and prospective ability to comply with the modified terms of the loan. Additionally, the Company structures loan modifications with the intent of strengthening repayment prospects. Loans that are reported as TDRs apply the identical criteria in the determination of whether the loan should be accruing or not accruing. The event of classifying the loan as a TDR due to a modification of terms may be independent from the determination of accruing interest on a loan. Prior to the adoption of CECL, loans and leases designated as TDRs were accounted for and disclosed as impaired loans and leases.

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

Leases that do not transfer substantially all benefits and risks of ownership to the lessee are classified as operating leases. Such leased equipment are included in rental equipment on the Consolidated Statements of Financial Condition and are depreciated on a straight-line basis over the term of the lease to its estimated residual value. Depreciation expense is recorded as operating lease equipment depreciation expense within noninterest expense. Operating lease rental income is recognized when it becomes due and is reflected as a component of noninterest income. An ACL is not provided on operating leases.

LOAN SERVICING AND TRANSFERS OF FINANCIAL ASSETS
The Company, from time to time, sells loan participations, generally without recourse. The Company also sells commercial SBA and USDA loans to third parties, generally without recourse. Sold loans are not included in the Consolidated Financial Statements. The Bank generally retains the right to service the sold loans for a fee and records a servicing asset, which is included within other assets on the Consolidated Statements of Financial Condition. At September 30, 2021 and 2020, the Bank was servicing loans for others with aggregate unpaid principal balances of $307.3 million and $232.3 million, respectively. The service fees and ancillary income related to these loans were immaterial.

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

ALLOWANCE FOR CREDIT LOSSES
The ACL represents management’s estimate of current credit losses expected to be incurred by the loan and lease portfolio over the life of each financial asset as of the balance sheet date. The Company individually evaluates loans and leases that do not share similar risk characteristics with other financial assets for impairment, which generally means loans and leases identified as troubled debt restructurings or loans and leases on nonaccrual status. All other loans and leases are evaluated collectively for credit loss. A reserve for unfunded credit commitments such as letters of credit and binding unfunded loan commitments is recorded in other liabilities on the Consolidated Statements of Financial Condition.

Individually evaluated loans and leases are a key component of the ACL. Generally, the Company measures credit loss on individually evaluated loans based on the fair value of the collateral less estimated selling costs, as the Company considers these financial assets to be collateral dependent. If an individually evaluated loan or lease is not collateral dependent, credit loss is measured at the present value of expected future cash flows discounted at the loan or lease initial effective interest rate.

Credit loss for all other loans and leases is evaluated collectively by various characteristics. The collective evaluation of expected losses in all commercial finance portfolios is based on a cohort loss rate and adjustments for forward-looking information, including industry and macroeconomic forecasts. The cohort loss rate is a life of loan loss rate that immediately reverts to historical loss information for the remaining maturity of the financial asset. Management has elected to use a twelve-month reasonable and supportable forecast for forward-looking information. Factors utilized in the determination of the allowance include historical loss experience, current economic forecasts and measurement date credit characteristics such as product type, delinquency, and industry. The unfunded credit commitments depend on these same factors, as well as estimates of lines of credit usage. The various quantitative and qualitative factors used in the methodologies are reviewed quarterly.

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

Accrued interest receivable is presented separately on the Consolidated Statements of Financial Condition, and an ACL is not recorded for these balances. Generally, when a loan or lease is placed on nonaccrual status, typically when the collection of interest or principal is 90 days or more past due, uncollected interest accrued in prior years is charged off against the ACL and interest accrued in the current year is reversed against interest income.

Management maintains a framework of controls over the estimation process for the ACL, including review of collective reserve methodologies for compliance with GAAP. Management has a quarterly process to review the appropriateness of historical observation periods and loss assumptions and risk ratings assigned to loans and leases, if applicable. Management reviews its qualitative framework and the effect on the collective reserve compared with relevant credit risk factors and consistency with credit trends. Management also maintains controls over information systems, models and spreadsheets used in the quantitative components of the reserve estimate. This includes the quality and accuracy of historical data used to derive loss rates, the inputs to industry and macroeconomic forecasts and the reversion periods utilized. The results of this process are summarized and presented to management quarterly for their approval of the recorded allowance. See Note 5. Loans and Leases, Net for further information.

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

Community Banking
Effective on February 29, 2020 (the "Closing Date") of the Community Bank division sale to Central Bank, the Company substantially ceased originating loans within its Community Banking loan portfolio. The Company entered a servicing agreement with Central Bank for the retained Community Bank loan portfolio that became effective on the Closing Date. See Note 3. Divestitures and Note 25. Subsequent Events for further information related to the Community Banking lending portfolio.

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

GOODWILL
Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business acquisitions. Goodwill is evaluated annually for impairment at a reporting unit level. The Company has determined that its reporting units are one level below the operating segments and distinguish these reporting units based on how the segments and reporting units are managed, taking into consideration the economic characteristics, nature of the products, and customers of the segments and reporting units. The Company performs its impairment evaluation as of September 30 of each fiscal year unless a triggering event occurs that would require an interim impairment evaluation. If the carrying amount of the reporting unit with goodwill exceeds its fair value, goodwill is considered impaired and is written down by the excess carrying value of the reporting unit. Subsequent increases in goodwill are not recognized in the Consolidated Financial Statements. No goodwill impairment was recognized during the fiscal years ended September 30, 2021, 2020 or 2019. See Note 10. Goodwill and Intangible Assets for further information.

INTANGIBLE ASSETS
Intangible assets other than goodwill are amortized over their respective estimated lives. All intangible assets are subject to an impairment test at least annually or more often if conditions indicate a possible impairment. See Note 10. Goodwill and Intangible Assets for further information.

EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”)
The cost of shares issued to the ESOP, but not yet allocated to participants, are presented in the Consolidated Statements of Financial Condition as a reduction of stockholders’ equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. Dividends on unallocated shares are used to reduce the accrued interest and principal amount of the ESOP’s loan payable to the Company. At September 30, 2021 and 2020, all shares in the ESOP were allocated. See Note 15. Employee Stock Ownership and Profit Sharing Plans for further information. Effective September 30, 2021, the ESOP terminated, and all participant balances became immediately vested. See Note 25. Subsequent Events for further information.

STOCK COMPENSATION
Compensation expense for share-based awards is recorded over the vesting period at the fair value of the award at the time of grant. The exercise price of options or fair value of non-vested (restricted) shares and performance share units granted under the Company’s incentive plans is equal to the fair market value of the underlying stock at the grant date, adjusted for dividends where applicable. The Company has elected to record forfeitures as they occur. See Note 16. Stock Compensation for further information.

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

REVENUE RECOGNITION
Interest revenue from loans, leases, and investments is recognized on the accrual basis of accounting as the interest is earned according to the terms of the particular loan, lease, or investment. Income from service and other customer charges is recognized as earned. Revenue within the Consumer segment is recognized as services are performed and service charges are earned in accordance with the terms of the various programs. Refer to Note 20. Revenue from Contracts with Customers for additional information.

COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) consists of net income and other comprehensive income or loss. Other comprehensive income or loss includes the change in net unrealized holding gains and losses due to market conditions and other non-credit risk factors on AFS debt securities, net of reclassification adjustments and tax effects. Accumulated other comprehensive income (loss) is recognized as a separate component of stockholders’ equity.

RELATED PARTY TRANSACTIONS
The Company has disclosed information on its equity investments and relationships with variable interest entities in Note 1. Summary of Significant Accounting Policies.

At September 30, 2021 and 2020, the Company had no loans outstanding with individuals deemed under Regulation O to be directors, executive officers and/or employees of the Company.

RECLASSIFICATION AND REVISION OF PRIOR PERIOD BALANCES
Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These changes and reclassifications did not impact previously reported net income or comprehensive income.

RECENTLY ADOPTED ACCOUNTING STANDARDS UPDATES ("ASU")
The following ASUs were adopted by the Company during the fiscal year ended September 30, 2021:

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related ASUs, (collectively “Topic 326”), which changes the impairment model for most financial assets, including trade and other receivables, debt securities held to maturity, loans, net investments in leases, purchased financial assets with credit deterioration, and off-balance sheet credit exposures. ASU 2016-13 requires the use of a current expected credit loss (“CECL”) methodology to determine the allowance for credit losses for loans and debt securities held to maturity. CECL requires loss estimates for the remaining estimated life of the assets to be measured using historical loss data, adjustments for current conditions, and adjustments for reasonable and supportable forecasts of future economic conditions. The Company adopted CECL using the modified retrospective approach with a cumulative effect adjustment to Retained Earnings recorded on October 1, 2020.

Our adoption resulted in an ACL as of October 1, 2020 that is larger than the allowance for loan and lease losses (“ALLL”) that would have been recorded under legacy guidance on the same date by $12.8 million in total for all portfolios. A portion of this increase is a result of new requirements to record ACL on acquired loans and leases, regardless of any credit mark recorded. Under legacy guidance, credit marks were included in the determination of fair value adjustments reflected as a discount to the carrying value of the loans and leases and an ALLL was not recorded on acquired loans and leases until evidence of credit deterioration existed post acquisition. The remaining credit and interest mark will continue to accrete over the life of the loan or lease but will no longer be considered when estimating the ACL for acquired loans and leases under CECL. The adoption of CECL also resulted in an increase in the liability of unfunded commitments of $0.8 million. For other assets in scope of the standard such as held to maturity debt securities and trade and other receivables, the impact from this ASU was inconsequential. The cumulative tax effected adjustment to record ACL and to increase the unfunded commitments liability resulted in a reduction to retained earnings of $8.4 million along with $2.5 million attributable to noncontrolling interests. Post adoption, as loans and leases are added to the portfolio, the Company expects higher levels of ACL determined by CECL assumptions, resulting in accelerated recognition of provision for credit losses, as compared to historical results. In response to the COVID-19 pandemic, regulatory agencies have published a final rule that provides the option to delay the cumulative effect of the day 1 impact to CECL adoption on regulatory capital for two years, followed by a three-year phase in period. Management has elected this five-year transition period consistent with such final rule. Additional and modified disclosure requirements under CECL are included in Note 4. Securities and Note 5. Loans and Leases, Net.

The Company also adopted the following ASUs effective October 1, 2020, none of which had a material impact on the Company’s Consolidated Financial Statements:

–ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.
–ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.
–ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities.

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

ASU 2020-01, Investments-Equity Securities (Topic 321): Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying Interactions between Topics 321, 323 and 815. This ASU clarifies the interactions between Topic 321, Topic 323 and Topic 815, including accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020. Management is currently evaluating the impact of this guidance on the consolidated financial statements.

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide optional expedients and exceptions to applying GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform if certain criteria are met. The amendments include a one-time sale or transfer election of held to maturity debt securities impacted by reference rate reform. The amendments in this ASU are effective upon issuance through December 31, 2022. The Company is currently evaluating the impact of this guidance on the consolidated financial statements.

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

ASU 2021-06, Presentation of Financial Statements (Topic 205), Financial Services – Depository and Lending (Topic 942), and Financial Services – Investment Companies (Topic 946) – Amendments to SEC Paragraphs, Amendments to Financial Disclosures, and Update of Statistical Disclosures. This ASU amends and adds various SEC paragraphs pursuant to final SEC rules released 33-10786 and 33-10835. Amendments within this ASU are effect for fiscal years ending after December 15, 2021 and are not expected to have a significant impact on the Company’s financial statement disclosures.

NOTE 2.  SIGNIFICANT EVENTS

COVID-19 Pandemic

The COVID-19 pandemic began impacting the U.S. and global economies in the first calendar quarter of 2020, with significant deterioration of macroeconomic conditions and markets into 2021. In response to the impacts of COVID-19, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") on March 27, 2020. In addition to the CARES Act, the U.S. federal government enacted the Consolidated Appropriations Act 2021 ("CAA") on December 27, 2020 and the American Rescue Plan Act of 2021 ("ARP Act") on March 11, 2021, which provide additional COVID-19 relief to American families and businesses.

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

The table below presents the outstanding balances of active COVID-19 related modifications.

	As of the Period Ended
(Dollars in Thousands)	September 30, 2021	June 30, 2021	March 31, 2021	September 30, 2020
Term lending	$1,619	$2,955	$5,460	$26,559
Asset based lending	—	—	—	7,924
Factoring	—	—	—	18,434
Lease financing	64	275	379	5,896
Insurance premium finance	—	—	—	230
SBA/USDA	—	—	—	7,724
Other commercial finance	—	—	—	69
Commercial finance	1,683	3,230	5,839	66,836
Consumer credit products	133	19	301	1,574
Other consumer finance	980	1,609	1,627	4,223
Consumer finance	1,113	1,628	1,928	5,797
Community banking	36,296	36,632	58,707	120,695
Total loans and leases	39,092	41,490	66,474	193,328
Total COVID-19 related modifications	$39,092	$41,490	$66,474	$193,328

NOTE 3. DIVESTITURES

During the fiscal year ended September 30, 2020, the Company sold the Bank's Community Bank division, a component of the Company's Corporate segment, to Central Bank, a state-chartered bank headquartered in Storm Lake, Iowa. The sale included $290.5 million of deposits; $268.6 million of loans; $4.9 million of premises, furniture, and equipment; and $1.3 million of other assets and closed February 29, 2020 (the "Closing Date"). The sale resulted in a gain of $19.3 million before tax that was recognized within noninterest income on the Company's Consolidated Statements of Operations.
The Company entered a servicing agreement with Central Bank for the retained Community Bank loan portfolio that became effective on the Closing Date. The Company recognized $3.3 million and $3.5 million for the fiscal years ended September 30, 2021 and 2020, respectively.

Since the Closing Date, the Company has entered into subsequent loan portfolio sale agreements with Central Bank. The Company sold additional loans from the retained Community Bank portfolio in the amount of $308.1 million and $135.0 million for the fiscal years ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, the Company had no community bank loans classified as held for sale. See Note 5. Loans and Leases, Net and Note 25. Subsequent Events for additional information.

NOTE 4.  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale ("AFS") and held to maturity ("HTM") debt securities are presented below.

	Debt Securities AFS
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At September 30, 2021
Corporate securities	$25,000	$—	$—	$25,000
SBA securities	151,958	5,251	—	157,209
Obligations of states and political subdivisions	2,497	10	—	2,507
Non-bank qualified obligations of states and political subdivisions	266,048	3,347	(1,100)	268,295
Asset-backed securities	393,103	3,003	(1,247)	394,859
Mortgage-backed securities	1,016,478	9,728	(9,177)	1,017,029
Total debt securities AFS	$1,855,084	$21,339	$(11,524)	$1,864,899
At September 30, 2020
SBA securities	$159,722	$5,391	$(158)	$164,955
Obligations of states and political subdivisions	825	16	—	841
Non-bank qualified obligations of states and political subdivisions	314,819	8,978	(23)	323,774
Asset-backed securities	329,139	2,015	(6,229)	324,925
Mortgage-backed securities	439,879	14,567	(839)	453,607
Total debt securities AFS	$1,244,384	$30,967	$(7,249)	$1,268,102

	Debt Securities HTM
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At September 30, 2021
Non-bank qualified obligations of states and political subdivisions	$52,944	$103	$(471)	$52,576
Mortgage-backed securities	3,725	90	—	3,815
Total debt securities HTM	$56,669	$193	$(471)	$56,391
At September 30, 2020
Non-bank qualified obligations of states and political subdivisions	$87,183	$1,040	$(29)	$88,194
Mortgage-backed securities	5,427	124	—	5,551
Total debt securities HTM	$92,610	$1,164	$(29)	$93,745

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, were as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in Thousands)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Debt Securities AFS
At September 30, 2021
Non-bank qualified obligations of states and political subdivisions	$101,046	$(1,100)	$—	$—	$101,046	$(1,100)
Asset-backed securities	127,110	(283)	91,553	(964)	218,663	(1,247)
Mortgage-backed securities	759,035	(7,418)	60,792	(1,759)	819,827	(9,177)
Total debt securities AFS	$987,191	$(8,801)	$152,345	$(2,723)	$1,139,536	$(11,524)
At September 30, 2020
SBA securities	$32,257	$(102)	$9,875	$(56)	$42,132	$(158)
Non-bank qualified obligations of states and political subdivisions	6,265	(6)	3,103	(17)	9,368	(23)
Asset-backed securities	106,474	(1,089)	178,686	(5,140)	285,160	(6,229)
Mortgage-backed securities	138,338	(839)	—	—	138,338	(839)
Total debt securities AFS	$283,334	$(2,036)	$191,664	$(5,213)	$474,998	$(7,249)

Debt Securities HTM
At September 30, 2021
Non-bank qualified obligations of states and political subdivisions	$26,096	$(471)	$—	$—	$26,096	$(471)
Total debt securities HTM	$26,096	$(471)	$—	$—	$26,096	$(471)
At September 30, 2020
Non-bank qualified obligations of states and political subdivisions	$7,397	$(9)	$3,637	$(20)	$11,034	$(29)
Total debt securities HTM	$7,397	$(9)	$3,637	$(20)	$11,034	$(29)

The adoption of CECL was inconsequential to debt securities AFS. At September 30, 2021, there were 67 securities AFS in an unrealized loss position. Management assessed each investment security with unrealized losses for credit loss and determined substantially all unrealized losses on these securities were due to credit spreads and interest rates versus credit loss. As part of that assessment, management evaluated and concluded that it is more-likely-than-not that the Company will not be required and does not intend to sell any of the securities prior to recovery of the amortized cost. At September 30, 2021, there was no ACL for debt securities AFS.

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

	At September 30,
(Dollars in Thousands)	2021		2020
Securities AFS at Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$810	$822	$1,385	$1,398
Due after one year through five years	13,026	13,378	20,805	21,769
Due after five years through ten years	50,785	52,357	32,441	34,025
Due after ten years	773,985	781,313	749,874	757,303
	838,606	847,870	804,505	814,495
Mortgage-backed securities	1,016,478	1,017,029	439,879	453,607
Total securities AFS, at fair value	$1,855,084	$1,864,899	$1,244,384	$1,268,102

	At September 30,
(Dollars in Thousands)	2021		2020
Securities HTM at Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after ten years	$52,944	$52,576	$87,183	$88,194
	52,944	52,576	87,183	88,194
Mortgage-backed securities	3,725	3,815	5,427	5,551
Total securities HTM, at cost	$56,669	$56,391	$92,610	$93,745

Activity related to the sale of securities available for sale is summarized below.

	Fiscal Year Ended September 30,
(Dollars in Thousands)	2021	2020	2019
Available For Sale
Proceeds from sales	$50,468	$4,904	$755,616
Gross gains on sales	179	51	6,006
Gross losses on sales	173	—	5,277
Net gain (loss) on securities AFS	$6	$51	$729

There was no activity related to the sale of securities held to maturity during the fiscal years ended September 30, 2021, 2020, and 2019.

No securities were pledged as collateral for public funds on deposit at September 30, 2021 and 2020. No securities were pledged as collateral for individual, trust and estate deposits at September 30, 2021 and 2020.

Equity Securities
The Company held $12.7 million and $3.0 million in marketable equity securities at September 30, 2021 and 2020, respectively. The addition of marketable equity securities was a result of an investee becoming publicly traded in fiscal year ended September 30, 2021. Upon becoming publicly traded, the Company recognized a fair value adjustment of $7.5 million to reflect the increase in value since the Company's initial investment in May 2018. Subsequent fair value adjustments for this investee during fiscal year 2021 totaled $3.4 million in unrealized losses, or a net position of $4.1 million unrealized gain as of September 30, 2021. All other marketable equity securities and related activity were insignificant for the fiscal years ended September 30, 2021 and 2020, respectively. No marketable equity securities were sold during fiscal year 2021.

Non-marketable equity securities with a readily determinable fair value totaled $4.6 million and $2.8 million as of September 30, 2021 and 2020, respectively. The Company’s recognized $0.6 million and zero in unrealized gains during the fiscal years ended September 30, 2021 and 2020, respectively. No such securities were sold during fiscal year 2021.

Non-marketable equity securities without readily determinable fair value totaled $16.0 million and $23.0 million at September 30, 2021 and 2020, respectively.

FRB Stock
The Bank is required by federal law to subscribe to capital stock (divided into shares of $100 each) as a member of the FRB of Minneapolis with an amount equal to six per centum of the paid-up capital stock and surplus. One-half of the subscription is paid at time of application, and one-half is subject to call of the Board of Governors of the Federal Reserve System. FRB of Minneapolis stock held by the Bank totaled $19.7 million at September 30, 2021 and 2020. These equity securities are 'restricted' in that they can only be owned by member banks. At fiscal year-end 2021 and 2020, the Company pledged securities with fair values of approximately $236.1 million and $359.7 million against FRB advances, respectively.

Included in interest and dividend income from other investments is $1.5 million and $0.3 million related to dividend income on FRB stock for the fiscal years ended September 30, 2021 and 2020, respectively.

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

The FHLB stock is carried at cost since it is generally redeemable at par value. The carrying value of the stock held at the FHLB was $8.7 million and $7.5 million at September 30, 2021 and 2020, respectively. At fiscal year-end 2021 and 2020, the Company pledged securities with fair values of approximately $644.7 million and $673.8 million, respectively, to be used against FHLB advances. In addition, a combination of qualifying residential and other real estate loans of zero and approximately $333.8 million were pledged as collateral at September 30, 2021 and 2020, respectively.

Included in interest and dividend income from other investments is $0.2 million, $0.8 million and $1.0 million related to dividend income on FHLB stock for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.

These equity securities are ‘restricted’ in that they can only be sold back to the respective institution from which they were acquired or another member institution at par. Therefore, FRB and FHLB stocks are less liquid than other marketable equity securities, and the fair value approximates cost.

Equity Security Impairment
The Company evaluates impairment for investments held at cost on at least an annual basis based on the ultimate recoverability of the par value. All other equity investments, including those under the equity method, are reviewed for other-than-temporary impairment on at least a quarterly basis. The Company recognized $2.6 million and $1.3 million in impairment for such investments for the fiscal years ended September 30, 2021 and 2020, respectively, and zero for the fiscal year ended September 30, 2019.

NOTE 5.  LOANS AND LEASES, NET

Loans and leases consist of the following:

	At September 30,
(Dollars in Thousands)	2021	2020
Term lending	$961,019	$805,323
Asset based lending	300,225	182,419
Factoring	363,670	281,173
Lease financing	266,050	281,084
Insurance premium finance	428,867	337,940
SBA/USDA	247,756	318,387
Other commercial finance	157,908	101,658
Commercial finance	2,725,495	2,307,984
Consumer credit products	129,251	89,809
Other consumer finance	123,606	134,342
Consumer finance	252,857	224,151
Tax services	10,405	3,066
Warehouse finance	419,926	293,375
Community banking	199,132	485,564
Total loans and leases	3,607,815	3,314,140
Net deferred loan origination costs	1,748	8,625
Total gross loans and leases	3,609,563	3,322,765
Allowance for credit losses	(68,281)	(56,188)
Total loans and leases, net	$3,541,282	$3,266,577

During the fiscal years ended September 30, 2021 and 2020, the Company transferred $188.6 million and $542.1 million, respectively, of community banking loans to held for sale.

During the fiscal year ended September 30, 2021, the Company originated $601.5 million of other consumer finance, SBA/USDA, and consumer credit product loans as held for sale. During the fiscal year ended September 30, 2020, the Company originated $98.8 million of SBA/USDA and consumer credit product loans as held for sale.

The Company sold held for sale loans resulting in proceeds of $890.3 million and gains on sale of $8.6 million during the fiscal year ended September 30, 2021. The Company sold held for sale loans resulting in proceeds of $590.8 million and gains on sale of $7.7 million during the fiscal year ended September 30, 2020.

Loans purchased and sold by portfolio segment, including participation interests, were as follows:

	Fiscal Year Ended September 30,
(Dollars in Thousands)	2021	2020
Loans Purchased
Loans held for investment:
Commercial Finance	—	2,400
Warehouse Finance	308,014	130,130
Community banking	3,318	18,905
Total purchases	311,332	151,435
Loans Sold
Loans held for sale:
Commercial Finance	89,276	60,114
Consumer Finance	494,585	123,394
Community banking	308,082	407,296
Loans held for investment:
Community banking	13,850	9,991
Total sales	905,793	600,795

Leasing Portfolio. The net investment in direct financing and sales-type leases was comprised of the following:

	At September 30,
(Dollars in Thousands)	2021	2020
Carrying amount	$278,341	$299,487
Unguaranteed residual assets	14,393	17,203
Unamortized initial direct costs	490	2,078
Unearned income	(26,684)	(35,606)
Total net investment in direct financing and sales-type leases	$266,540	$283,162

The carrying amount of direct financing and sales-type leases subject to residual value guarantees was $4.2 million at September 30, 2021.

The components of total lease income were as follows:

	Fiscal Year Ended September 30,
(Dollars in Thousands)	2021	2020
Interest income - loans and leases
Interest income on net investments in direct financing and sales-type leases	$22,876	$18,300

Leasing and equipment finance noninterest income
Lease income from operating lease payments	39,553	44,319
Profit (loss) recorded on commencement date on sales-type leases	337	2,152
Other(1)	4,986	4,357
Total leasing and equipment finance noninterest income	44,876	50,828
Total lease income	$67,752	$69,128
(1) Other leasing and equipment finance noninterest income consists of gains (losses) on sales of leased equipment, fees and service charges on leases and gains (losses) on sales of leases.

Undiscounted future minimum lease payments receivable for direct financing and sales-type leases, and a reconciliation to the carrying amount recorded at September 30, 2021 were as follows:

(Dollars in Thousands)
2022	$109,680
2023	83,438
2024	51,901
2025	24,838
2026	5,941
Thereafter	2,543
Total undiscounted future minimum lease payments receivable for direct financing and sales-type leases	278,341
Total carrying amount of direct financing and sales-type leases	$278,341

The Company did not record any contingent rental income from sales-type and direct financing leases in the fiscal year ended September 30, 2021.

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

Effective October 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs on a modified retrospective basis. Financial information at and for the quarter ended September 30, 2021 is reflected as such. The historical information disclosed is in accordance with ASC Topic 310, Receivables.

Activity in the allowance for credit losses was as follows:

	Fiscal Year Ended September 30,
(Dollars in Thousands)	2021	2020	2019
Beginning balance	$56,188	$29,149	$13,040
Impact of CECL adoption	12,773	—	—
Provision for credit losses	49,939	64,776	55,650
Charge-offs	(57,273)	(41,761)	(42,854)
Recoveries	6,654	4,024	3,313
Ending balance	$68,281	$56,188	$29,149

Activity in the allowance for credit losses and balances of loans and leases by portfolio segment was as follows:

	At September 30, 2021
(Dollars in Thousands)	Beginning Balance	Impact of CECL Adoption	Provision (Recovery) for Credit Losses(2)	Charge-offs	Recoveries	Ending Balance
Allowance for credits losses:
Term lending	$15,211	$9,999	$16,944	$(14,090)	$1,287	$29,351
Asset based lending	1,406	164	933	(1,200)	423	1,726
Factoring	3,027	987	(1,192)	—	1,175	3,997
Lease financing	7,023	(556)	3,758	(2,969)	373	7,629
Insurance premium finance	2,129	(965)	(555)	(1,192)	1,977	1,394
SBA/USDA	940	2,720	(703)	—	21	2,978
Other commercial finance	182	364	622	—	—	1,168
Commercial finance	29,918	12,713	19,807	(19,451)	5,256	48,243
Consumer credit products	845	—	397	—	—	1,242
Other consumer finance	2,821	5,998	297	(3,324)	320	6,112
Consumer finance	3,666	5,998	694	(3,324)	320	7,354
Tax services	2	—	33,276	(34,354)	1,078	2
Warehouse finance	294	(1)	127	—	—	420
Community banking	22,308	(5,937)	(3,965)	(144)	—	12,262
Total loans and leases	56,188	12,773	49,939	(57,273)	6,654	68,281
Unfunded commitments(1)	32	831	(173)	—	—	690
Total	$56,220	$13,604	$49,766	$(57,273)	$6,654	$68,971
(1) Reserve for unfunded commitments is recognized within other liabilities on the Consolidated Statements of Financial Condition.
(2) As a result of the adoption of CECL, effective October 1, 2020, the provision for credit losses includes the provision for unfunded commitments that was previously included within other noninterest expense.

Activity in the allowance for loan and lease losses and balances of loans and leases by portfolio segment was as follows:

	At September 30, 2020
(Dollars in Thousands)	Beginning Balance	Provision (Recovery) for Loan and Lease Losses	Charge-offs	Recoveries	Ending Balance
Allowance for loan and lease losses:
Term lending	$5,533	$19,796	$(10,458)	$340	$15,211
Asset based lending	2,437	(1,036)	(42)	47	1,406
Factoring	3,261	(245)	(915)	926	3,027
Lease financing	1,275	6,105	(728)	371	7,023
Insurance premium finance	1,024	2,489	(2,004)	620	2,129
SBA/USDA	383	2,688	(2,131)	—	940
Other commercial finance	683	(501)	—	—	182
Commercial finance	14,596	29,296	(16,278)	2,304	29,918
Consumer credit products	1,044	(199)	—	—	845
Other consumer finance	5,118	(538)	(2,649)	890	2,821
Consumer finance	6,162	(737)	(2,649)	890	3,666
Tax services	—	22,006	(22,834)	830	2
Warehouse finance	263	31	—	—	294
Community banking	8,128	14,180	—	—	22,308
Total loans and leases	$29,149	$64,776	$(41,761)	$4,024	$56,188

The following table provides additional disclosures previously required by ASC Topic 310 related to the Company's September 30, 2020 balances.

	Allowance			Loans and Leases
(Dollars in Thousands)	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment	Total	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment	Total
Recorded investment:
Term lending	$3,155	$12,056	$15,211	$26,085	$779,238	$805,323
Asset based lending	355	1,051	1,406	5,317	177,102	182,419
Factoring	274	2,753	3,027	5,071	276,102	281,173
Lease financing	1,194	5,829	7,023	4,697	276,387	281,084
Insurance premium finance	—	2,129	2,129	—	337,940	337,940
SBA/USDA	—	940	940	1,436	316,951	318,387
Other commercial finance	—	182	182	—	101,658	101,658
Commercial finance	4,978	24,940	29,918	42,606	2,265,378	2,307,984
Consumer credit products	—	845	845	—	89,809	89,809
Other consumer finance	—	2,821	2,821	1,987	132,355	134,342
Consumer finance	—	3,666	3,666	1,987	222,164	224,151
Tax services	—	2	2	—	3,066	3,066
Warehouse finance	—	294	294	—	293,375	293,375
Community banking	141	22,167	22,308	6,685	478,879	485,564
Total	$5,119	$51,069	$56,188	$51,278	$3,262,862	$3,314,140

Information on loans and leases that are deemed to be collateral dependent and are evaluated individually for the ACL was as follows:

(Dollars in Thousands)	At September 30, 2021
Term lending	$20,965
Factoring	1,268
Lease financing	3,882
Commercial finance	26,115
Community banking	14,915
Total	$41,030

In response to the ongoing COVID-19 pandemic, the Company allowed modifications, such as payment deferrals and temporary forbearance, to credit-worthy borrowers who are experiencing temporary hardship due to the effects of COVID-19. Accordingly, if all payments were less than 30 days past due prior to the onset of the pandemic effects, the loan or lease will not be reported as past due during the deferral or forbearance period. As of September 30, 2021, $39.1 million of loan and lease that were granted deferral payments by the Company were still in their deferment period compared to $193.3 million as of September 30, 2020. These modifications consisted solely of payment deferrals ranging from 30 days to six months. These modifications are in line with applicable regulatory guidelines and, therefore, they are not reported as troubled debt restructurings. Other than the loan modifications that are on nonaccrual status, the Company is accruing and recognizing interest income on these modifications during the payment deferral period.

Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the Bank's primary regulator, the OCC, to be of lesser quality as “substandard,” “doubtful” or “loss.” The loan classification and risk rating definitions are as follows:

Pass - A pass asset is of sufficient quality in terms of repayment, collateral and management to preclude a special mention or an adverse rating.

Watch - A watch asset is generally a credit performing well under current terms and conditions but with identifiable weakness meriting additional scrutiny and corrective measures. Watch is not a regulatory classification but can be used to designate assets that are exhibiting one or more weaknesses that deserve management’s attention. These assets are of better quality than special mention assets.

Special Mention - A special mention asset is a credit with potential weaknesses deserving management’s close attention and, if left uncorrected, may result in deterioration of the repayment prospects for the asset. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. Special mention is a temporary status with aggressive credit management required to garner adequate progress and move to watch or higher.

The adverse classifications are as follows:

Substandard - A substandard asset is inadequately protected by the net worth and/or repayment ability or by a weak collateral position. Assets so classified will have well-defined weaknesses creating a distinct possibility the Bank will sustain some loss if the weaknesses are not corrected. Loss potential does not have to exist for an asset to be classified as substandard.

Doubtful - A doubtful asset has weaknesses similar to those classified substandard, with the degree of weakness causing the likely loss of some principal in any reasonable collection effort. Due to pending factors, the asset’s classification as loss is not yet appropriate.

Loss - A loss asset is considered uncollectible and of such little value that the asset’s continuance on the Bank’s balance sheet is no longer warranted. This classification does not necessarily mean an asset has no recovery or salvage value leaving room for future collection efforts.

Meta has revised its credit administration policies and reviewed its loan portfolio to better align with OCC guidance for national banks, a process that began during the quarter ending June 30, 2021 and was completed as of September 30, 2021. These credit policy revisions had an impact on our loan and lease risk ratings, resulting in downgrades of certain credits in several categories.

Loans and leases, or portions thereof, are charged off when collection of principal becomes doubtful. Generally, this is associated with a delay or shortfall in payments of 210 days or more for commercial insurance premium finance, 180 days or more for the purchased student loan portfolios, 120 days or more for consumer credit products and leases, and 90 days or more for community banking loans and commercial finance loans. Action is taken to charge off ERO loans if such loans have not been collected by the end of June and taxpayer advance loans if such loans have not been collected by the end of the calendar year. Non-accrual loans and troubled debt restructurings are generally individually evaluated for expected credit losses.

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

The Company has various portfolios of consumer finance and tax services loans that present unique risks that are statistically managed. Due to the unique risks associated with these portfolios, the Company monitors other credit quality indicators in their evaluation of the appropriateness of the allowance for credit losses on these portfolios, and as such, these loans are not included in the asset classification table below, beginning in the fiscal 2020 first quarter. The outstanding balances of consumer finance loans and tax services loans were $252.9 million and $10.4 million at September 30, 2021, respectively, and $224.2 million and $3.1 million at September 30, 2020, respectively. The amortized cost basis of loans and leases by asset classification and year of origination as of September 30, 2021 was as follows:

	Amortized Cost Basis
	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
(Dollars in Thousands)	2021	2020	2019	2018	2017	Prior
Term lending
Pass	$362,443	$192,305	$63,708	$34,381	$3,195	$1,236	$—	$657,268
Watch	63,046	71,701	32,941	21,419	76	3,628	—	192,811
Special Mention	6,422	26,673	4,821	932	70	633	—	39,551
Substandard	18,569	16,810	26,920	3,529	928	641	—	67,397
Doubtful	252	1,673	1,756	311	—	—	—	3,992
Total	450,732	309,162	130,146	60,572	4,269	6,138	—	961,019
Asset based lending
Pass	—	—	—	—	—	—	185,432	185,432
Watch	—	—	—	—	—	—	52,072	52,072
Special Mention	—	—	—	—	—	—	43,135	43,135
Substandard	—	—	—	—	—	—	19,586	19,586
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	300,225	300,225
Factoring
Pass	—	—	—	—	—	—	294,124	294,124
Watch	—	—	—	—	—	—	17,984	17,984
Special Mention	—	—	—	—	—	—	33,035	33,035
Substandard	—	—	—	—	—	—	18,527	18,527
Total	—	—	—	—	—	—	363,670	363,670
Lease financing
Pass	54,434	73,629	17,153	7,511	1,857	203	—	154,787
Watch	22,061	20,455	9,274	2,739	1,454	—	—	55,983
Special Mention	15,402	20,595	4,148	1,546	61	—	—	41,752
Substandard	479	4,765	4,981	831	25	—	—	11,081
Doubtful	—	6	2,402	38			—	2,447
Total	92,376	119,450	37,958	12,665	3,398	203	—	266,050
Insurance premium finance
Pass	428,131	144	9	—	—	—	—	428,284
Watch	262	5	—	—	—	—	—	267
Special Mention	58	5	—	—	—	—	—	63
Substandard	68	107	—	—	—	—	—	175
Doubtful	58	20	—	—	—	—	—	78
Total	428,577	281	9	—	—	—	—	428,867
SBA/USDA
Pass	110,122	37,006	14,461	12,760	6,525	3,779	—	184,653
Watch	—	20,431	1,996	1,670	1,394	298	—	25,789
Special Mention	—	8,333	214	3,348	177	919	—	12,991
Substandard	—	3,812	9,550	8,079	2,169	713	—	24,323
Total	110,122	69,582	26,221	25,857	10,265	5,709	—	247,756

Other commercial finance
Pass	56,957	642	5,786	6,075	3,345	60,965	—	133,770
Watch	—	17,404	3,409	451	—	—	—	21,264
Substandard	466	—	—	273	837	1,299	—	2,875
Total	57,423	18,046	9,195	6,799	4,182	62,264	—	157,909
Warehouse finance
Pass	—	—	—	—	—	—	419,926	419,926
Total	—	—	—	—	—	—	419,926	419,926
Community banking
Pass	—	—	4,159	—	5,683	472	—	10,314
Watch	—	10,134	—	10,854	6,133	—	—	27,121
Special Mention	—	—	35,916	—	—	—	—	35,916
Substandard	—	119	49,449	50,626	13,933	6,110	—	120,237
Doubtful	—	122	—	5,422	—	—	—	5,544
Total	—	10,375	89,524	66,902	25,749	6,582	—	199,132
Total Loans and Leases
Pass	1,012,088	303,727	105,274	60,727	20,605	66,655	899,481	2,468,557
Watch	85,369	140,131	47,620	37,132	9,057	3,926	70,056	393,291
Special Mention	21,882	55,606	45,099	5,826	307	1,552	76,171	206,443
Substandard	19,584	25,613	90,900	63,338	17,891	8,762	38,113	264,201
Doubtful	310	1,822	4,158	5,770	1	—	—	12,061
Total	$1,139,233	$526,899	$293,051	$172,793	$47,861	$80,895	$1,083,821	$3,344,553

The recorded investment of loans and leases by asset classification was as follows:

(Dollars in Thousands)	At September 30, 2020
Asset Classification	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Term lending	$725,101	$29,637	$24,501	$21,249	$4,835	$805,323
Asset based lending	102,013	62,512	12,577	5,317	—	182,419
Factoring	217,245	45,200	13,657	5,071	—	281,173
Lease financing	264,700	8,879	2,808	4,148	549	281,084
Insurance premium finance	336,364	284	222	701	369	337,940
SBA/USDA	308,549	8,328	74	1,436	—	318,387
Other commercial finance	100,727	931	—	—	—	101,658
Commercial finance	2,054,699	155,771	53,839	37,922	5,753	2,307,984
Warehouse finance	293,375	—	—	—	—	293,375
Community banking	353,410	98,336	9,588	23,650	580	485,564
Total loans and leases	$2,701,484	$254,107	$63,427	$61,572	$6,333	$3,086,923

Past due loans and leases were as follows:

	At September 30, 2021
	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in Thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Nonaccrual Balance	Total
Loans held for sale	$—	$—	$—	$—	$56,194	$56,194	$—	$—	$—

Term lending	11,879	2,703	5,452	20,034	940,985	961,019	2,558	14,904	17,462
Asset based lending	—	—	—	—	300,225	300,225	—	—	—
Factoring	—	—	—	—	363,670	363,670	—	1,268	1,268
Lease financing	4,909	3,336	8,401	16,646	249,404	266,050	8,345	3,158	11,503
Insurance premium finance	1,415	375	599	2,389	426,478	428,867	599	—	599
SBA/USDA	66	974	987	2,027	245,729	247,756	987	—	987
Other commercial finance	—	—	—	—	157,908	157,908	—	—	—
Commercial finance	18,269	7,388	15,439	41,096	2,684,399	2,725,495	12,489	19,330	31,819
Consumer credit products	713	527	511	1,751	127,500	129,251	511	—	511
Other consumer finance	963	285	725	1,973	121,633	123,606	725	—	725
Consumer finance	1,676	812	1,236	3,724	249,133	252,857	1,236	—	1,236
Tax services	—	—	7,962	7,962	2,443	10,405	7,962	—	7,962
Warehouse finance	—	—	—	—	419,926	419,926	—	—	—
Community banking	—	—	—	—	199,132	199,132	—	14,915	14,915
Total loans and leases held for investment	19,945	8,200	24,637	52,782	3,555,033	3,607,815	21,687	34,245	55,932

Total loans and leases	$19,945	$8,200	$24,637	$52,782	$3,611,227	$3,664,009	$21,687	$34,245	$55,932

	At September 30, 2020
	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in Thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Nonaccrual Balance	Total
Loans held for sale	$—	$—	$—	$—	$183,577	$183,577	$—	$—	$—

Term lending	11,900	3,851	6,390	22,141	783,182	805,323	266	16,274	16,540
Asset based lending	17	—	—	17	182,402	182,419	—	—	—
Factoring	—	—	—	—	281,173	281,173	—	1,096	1,096
Lease financing	194	9,746	6,882	16,822	264,262	281,084	4,344	3,583	7,927
Insurance premium finance	1,227	748	2,364	4,339	333,601	337,940	2,364	—	2,364
SBA/USDA	—	—	1,027	1,027	317,360	318,387	427	600	1,027
Other commercial finance	—	—	—	—	101,658	101,658	—	—	—
Commercial finance	13,338	14,345	16,663	44,346	2,263,638	2,307,984	7,401	21,553	28,954
Consumer credit products	377	358	499	1,233	88,576	89,809	499	—	499
Other consumer finance	600	536	373	1,509	132,833	134,342	373	—	373
Consumer finance	977	894	872	2,743	221,408	224,151	872	—	872
Tax services	—	—	1,743	1,743	1,323	3,066	1,743	—	1,743
Warehouse finance	—	—	—	—	293,375	293,375	—	—	—
Community banking	905	114	2,449	3,468	482,096	485,564	50	2,399	2,449
Total loans and leases held for investment	15,220	15,353	21,727	52,300	3,261,840	3,314,140	10,066	23,952	34,018

Total loans and leases	$15,220	$15,353	$21,727	$52,300	$3,445,417	$3,497,717	$10,066	$23,952	$34,018

Nonaccrual loans and leases by year of origination at September 30, 2021 were as follows:

	Amortized Cost Basis
	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
(Dollars in Thousands)	2021	2020	2019	2018	2017	Prior
Term lending	$131	$3,812	$10,072	$756	$133	$—	$—	$14,904	$12,103
Factoring	—	—	—	—	—	—	1,268	1,268	1,268
Lease financing		30	2,471	632	25	—	—	3,158	541
Commercial finance	131	3,842	12,543	1,388	158	—	1,268	19,330	13,912
Community Banking	—	242	—	14,673	—	—	—	14,915	—
Total nonaccrual loans and leases	$131	$4,084	$12,543	$16,061	$158	$—	$1,268	$34,245	$13,912

Loans and leases that are 90 days or more delinquent and accruing by year of origination at September 30, 2021 were as follows:

	Amortized Cost Basis
	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
(Dollars in Thousands)	2021	2020	2019	2018	2017	Prior
Term lending	$2,546	$—	$12	$—	$—	$—	$—	$2,558
Lease financing	429	7,558	224	99	31	4	—	8,345
Insurance premium finance	468	131	—	—	—	—	—	599
SBA/USDA	—	987	—	—	—	—	—	987
Commercial finance	3,443	8,676	236	99	31	4	—	12,489
Consumer credit products	206	77	224	3	—	—	—	510
Other consumer finance	—	—	—	—	—	725	—	725
Consumer finance	206	77	224	3	—	725	—	1,235
Tax services	7,962	—	—	—	—	—	—	7,962
Total 90 days or more delinquent and accruing	$11,611	$8,753	$460	$102	$31	$729	$—	$21,686

Certain loans and leases 90 days or more past due as to interest or principal continue to accrue because they are (1) well-secured and in the process of collection or (2) consumer loans exempt under regulatory rules from being classified as non-accrual until later delinquency, usually 120 days past due.

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

Information on impaired loans and leases, all of which are deemed to be collateral dependent and are evaluated individually for the ACL was as follows:

(Dollars in Thousands)	Fiscal Year Ended September 30, 2021
Term lending	$20,965
Factoring	1,268
Lease financing	3,882
Commercial finance	26,115
Other consumer finance	2,294
Consumer finance	2,294
Community banking	14,915
Total loans and leases	$43,324

The recognized interest income on the Company's nonaccrual loans and leases for the fiscal year ended September 30, 2021 was not significant.

The following table provides the average recorded investment in impaired loans and leases:

	Fiscal Year Ended September 30, 2020
(Dollars in Thousands)	Average Recorded Investment	Recognized Interest Income
Term lending	$26,126	$386
Asset based lending	1,339	—
Factoring	4,075	13
Lease financing	3,370	16
SBA/USDA	3,164	—
Commercial finance	38,074	415
Other consumer finance	1,860	143
Consumer finance	1,860	143
Community banking	3,529	(37)
Total loans and leases	$43,463	$521

The Company’s troubled debt restructurings ("TDRs") typically involve forgiving a portion of interest or principal on existing loans, making loans at a rate materially less than current market rates, or extending the term of the loan. There were $5.9 million of commercial finance loans, and $0.3 million of consumer finance loans that were modified in a TDR during the fiscal year ended September 30, 2021, all of which were modified to extend the term of the loan, and no community banking loans. There were $8.7 million of commercial finance loans, and $0.8 million of consumer finance loans that were modified in a TDR during the fiscal year ended September 30, 2020 and $5.2 million community banking loans.

During the fiscal year ended September 30, 2021, the Company had $3.4 million of commercial finance loans, $0.3 million of consumer finance loans, and no community banking loans that were modified in a TDR within the previous 12 months and for which there was a payment default. During the fiscal year ended September 30, 2020, the Company had $3.3 million of commercial finance loans, $0.6 million of consumer finance loans, and $3.3 million of community banking loans that were modified in a TDR within the previous 12 months and for which there was a payment default. TDR net charge-offs and the impact of TDRs on the Company's allowance for credit losses were insignificant during the fiscal years ended September 30, 2021 and September 30, 2020.

NOTE 6.  EARNINGS PER COMMON SHARE

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

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted earnings per share is presented below.

	Fiscal Year Ended September 30,
(Dollars in Thousands, Except Per Share Data)	2021	2020	2019
Basic income per common share:
Net income attributable to Meta Financial Group, Inc.	$141,708	$104,720	$97,004
Dividends and undistributed earnings allocated to participating securities	(2,698)	(2,414)	(2,378)
Basic net earnings available to common stockholders	139,010	102,306	94,626
Undistributed earnings allocated to nonvested restricted stockholders	2,575	2,249	2,187
Reallocation of undistributed earnings to nonvested restricted stockholders	(2,573)	(2,249)	(2,185)
Diluted net earnings available to common stockholders	$139,012	$102,306	$94,628

Total weighted-average basic common shares outstanding	31,729,596	34,829,971	37,927,734
Effect of dilutive securities(1)
Stock options	—	—	40,718
Performance share units	21,926	—	—
Total effect of dilutive securities	21,926	—	40,718
Total weighted-average diluted common shares outstanding	31,751,522	34,829,971	37,968,452

Net earnings per common share:
Basic earnings per common share	$4.38	$2.94	$2.49
Diluted earnings per common share(2)	$4.38	$2.94	$2.49
(1) Represents the effect of the assumed exercise of stock options and vesting of performance share units and restricted stock, as applicable, utilizing the treasury stock method.
(2) Excluded from the computation of diluted earnings per share for the fiscal years ended September 30, 2021, 2020, and 2019, respectively, were 615,811, 821,738, and 953,185 weighted average shares of nonvested restricted stock because their inclusion would be anti-dilutive.

NOTE 7.  PREMISES, FURNITURE, AND EQUIPMENT, NET

Premises, furniture, and equipment consists of the following:

	At September 30,
(Dollars in Thousands)	2021	2020
Land	$1,354	$1,354
Buildings	21,196	20,170
Furniture, fixtures, and equipment	76,662	67,302
	99,212	88,826
Less: accumulated depreciation and amortization	(54,324)	(47,218)
Net book value	$44,888	$41,608

Depreciation expense of premises, furniture and equipment included in occupancy and equipment expense was approximately $9.6 million, $9.2 million and $8.6 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.

NOTE 8.  RENTAL EQUIPMENT, NET

Rental equipment consists of the following:

	At September 30,
(Dollars in Thousands)	2021	2020
Computers and IT networking equipment	$17,683	$15,926
Motor vehicles and other	87,396	52,913
Office furniture and equipment	48,828	74,197
Solar panels and equipment	125,457	118,808
Total	279,364	261,844

Accumulated depreciation	(67,825)	(57,601)
Unamortized initial direct costs	1,577	1,721
Net book value	$213,116	$205,964

Undiscounted future minimum lease payments expected to be received for operating leases at September 30, 2021 were as follows:

(Dollars in Thousands)
2022	$34,532
2023	29,709
2024	21,762
2025	15,602
2026	9,069
Thereafter	12,603
Total undiscounted future minimum lease payments receivable for operating leases	$123,277

NOTE 9.  FORECLOSED REAL ESTATE AND REPOSSESSED ASSETS

The following table provides an analysis of changes in foreclosed real estate and repossessed assets:

	Fiscal Year Ended September 30,
(Dollars in Thousands)	2021	2020
Balance, beginning of period	$9,957	$29,494
Additions	1,659	9,983
Reductions:
Write-downs	591	568
Sales	8,952	23,992
(Gain) loss on sale	(4)	4,960
Total reductions	9,539	29,520
Balance, ending of period	$2,077	$9,957

At September 30, 2021 and 2020, the Company had established a valuation allowance of $1.1 million and $0.5 million for repossessed assets, respectively. As of September 30, 2021 and 2020, the Company had no loans or leases in the process of foreclosure.

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

NOTE 10.  GOODWILL AND INTANGIBLE ASSETS

The Company held a total of $309.5 million of goodwill at September 30, 2021. The recorded goodwill is a result of multiple business combinations that have been consummated since fiscal year 2015, with the most recent pursuant to the Crestmark Acquisition that closed on August 1, 2018. Goodwill is assessed for impairment at least annually or more often if conditions indicate a possible impairment. The assessment is done at a reporting unit level, which is one level below the operating segments. See Note 21. Segment Reporting for additional information on the Company's segment reporting. There have been no changes to the carrying amount of goodwill during the fiscal years ended September 30, 2021 and 2020.

The Company completed a qualitative goodwill impairment assessment as of September 30, 2021. Based on the results, it was identified that it was more likely than not the fair value of goodwill recorded exceeded the current carrying value and concluded no impairment existed as of September 30, 2021.

The changes in the carrying amount of the Company's intangible assets were as follows:

(Dollars in Thousands)	Trademark(1)	Non-Compete(2)	Customer Relationships(3)	All Others(4)	Total
Intangible Assets
At September 30, 2020	$10,901	$422	$24,333	$6,036	$41,692
Acquisitions during the period	—	—	—	24	24
Amortization during the period	(1,078)	(382)	(6,465)	(620)	(8,545)
Write-offs during the period	—	—	—	(23)	(23)
At September 30, 2021	$9,823	$40	$17,868	$5,417	$33,148

Gross carrying amount	$14,624	$2,481	$82,088	$10,142	$109,335
Accumulated amortization	(4,801)	(2,441)	(53,972)	(4,507)	(65,721)
Accumulated impairment	—	—	(10,248)	(218)	(10,466)
At September 30, 2021	$9,823	$40	$17,868	$5,417	$33,148

At September 30, 2019	$11,959	$827	$33,207	$6,817	$52,810
Acquisitions during the period	—	—	—	35	35
Amortization during the period	(1,058)	(405)	(8,874)	(660)	(10,997)
Write-offs during the period	—	—	—	(156)	(156)
At September 30, 2020	$10,901	$422	$24,333	$6,036	$41,692

Gross carrying amount	$14,624	$2,480	$82,088	$10,113	$109,305
Accumulated amortization	(3,723)	(2,058)	(47,507)	(3,887)	(57,175)
Accumulated impairment	—	—	(10,248)	(190)	(10,438)
At September 30, 2020	$10,901	$422	$24,333	$6,036	$41,692
(1) Book amortization period of 5-15 years.Amortized using the straight line and accelerated methods.
(2) Book amortization period of 3-5 years. Amortized using the straight line method.
(3) Book amortization period of 10-30 years. Amortized using the accelerated method.
(4) Book amortization period of 3-20 years. Amortized using the straight line method.

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in the subsequent fiscal years at September 30, 2021 was as follows:

(Dollars in Thousands)
2022	$6,420
2023	5,102
2024	4,384
2025	3,826
2026	3,252
Thereafter	10,164
Total anticipated intangible amortization	$33,148

The Company tests intangible assets for impairment at least annually or more often if conditions indicate a possible impairment. There were no impairments to intangible assets for the fiscal years ended September 30, 2021 and 2020. Intangible impairment expense is recorded within the impairment expense line of the Consolidated Statements of Operations.

NOTE 11. OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease ROU assets, included in other assets, were $34.4 million and $25.8 million at September 30, 2021 and 2020, respectively.

Operating lease liabilities, included in accrued expenses and other liabilities, were $36.5 million and $27.1 million at September 30, 2021 and 2020, respectively.

Undiscounted future minimum operating lease payments and a reconciliation to the amount recorded as operating lease liabilities at September 30, 2021 were as follows:

(Dollars in Thousands)
2022	$4,687
2023	4,180
2024	4,152
2025	4,027
2026	3,195
Thereafter	21,732
Total undiscounted future minimum lease payments	41,973
Discount	(5,423)
Total operating lease liabilities	$36,550

The weighted-average discount rate and remaining lease term for operating leases at September 30, 2021 were as follows:

Weighted-average discount rate	2.32%
Weighted-average remaining lease term (years)	10.85

The components of total lease costs for operating leases were as follows:

	Fiscal Year Ended September 30,
(Dollars in Thousands)	2021	2020
Lease expense	$4,310	$3,454
Short-term and variable lease cost	193	496
ROU asset impairment	224	—
Sublease income	(591)	(733)
Total lease cost for operating leases	$4,136	$3,217

NOTE 12.  TIME CERTIFICATES OF DEPOSIT

Time certificates of deposit in denominations of $250,000 or more were approximately $24.9 million and $231.0 million at September 30, 2021, and 2020, respectively.

Scheduled maturities of time certificates of deposit at September 30, 2021 were as follows for the fiscal years ending:

(Dollars in Thousands)
2022	$31,148
2023	907
2024	445
2025	—
2026	—
Thereafter	—
Total(1)	$32,500
(1) As of September 30, 2021, the Company had $23.4 million of certificates of deposit which were recorded in wholesale deposits on the Consolidated Statements of Financial Condition.

Under the Dodd-Frank Act, IRA and non-IRA deposit accounts are insured up to $250,000 by the DIF under management of the FDIC.

NOTE 13.  SHORT-TERM AND LONG-TERM BORROWINGS

Short-Term Borrowings

The Company had no short-term borrowing at September 30, 2021 and 2020.

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

At September 30, 2021 and 2020, the Bank pledged securities with fair values of approximately $644.7 million and $673.8 million, respectively, to be used against FHLB advances as needed. In addition, no qualifying real estate loans were pledged as collateral at September 30, 2021 compared to approximately $333.8 million at September 30, 2020.

The Company had no securities sold under agreements to repurchase at September 30, 2021 and 2020.

An analysis of securities sold under agreements to repurchase follows:

	At September 30,
(Dollars in Thousands)	2021	2020
Highest month-end balance	$—	$2,550
Average balance	—	328
Weighted average interest rate for the fiscal year	—%	2.00%
Weighted average interest rate at fiscal year end	—%	—%

At September 30, 2021 and 2020, the Company did not have any securities pledged as collateral for securities sold under agreements to repurchase.

Long-Term Borrowings

	At September 30,
(Dollars in Thousands)	2021	2020
Trust preferred securities	13,661	13,661
Subordinated debentures, net of issuance costs	73,980	73,807
Other long-term borrowings(1)	5,193	10,756
Total	$92,834	$98,224
(1) Includes $5.1 million and $10.6 million of discounted leases and $0.1 million and $0.1 million of finance lease obligations at September 30, 2021 and 2020, respectively.

Management extinguished its remaining long-term FHLB advances in the fiscal 2020 fourth quarter. Prior to doing so, the advances had an outstanding balance of $110.0 million at a weighted average cost of 2.41%. The early extinguishment resulted in a pre-tax charge of $1.7 million to other expense in the fiscal 2020 fourth quarter.
Scheduled maturities of the Company's long-term borrowings at September 30, 2021 were as follows for the fiscal years ending:

(Dollars in Thousands)	Trust preferred securities	Subordinated debentures	Other long-term borrowings	Total
2022	$—	$—	$398	$398
2023	—	—	1,924	1,924
2024	—	—	2,871	2,871
2025	—	—	—	—
2026	—	73,980	—	73,980
Thereafter	13,661	—	—	13,661
Total long-term borrowings	$13,661	$73,980	$5,193	$92,834

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

The Company issued all of the 10,310 authorized shares of trust preferred securities of First Midwest Financial Capital Trust I holding solely securities. Distributions are paid semi-annually. Cumulative cash distributions are calculated at a variable rate of LIBOR plus 3.75% (3.93% at September 30, 2021, and 4.01% at September 30, 2020), not to exceed 12.5%. The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond July 25, 2031. At the end of any deferral period, all accumulated and unpaid distributions are required to be paid. The capital securities are required to be redeemed on July 25, 2031; however, the Company has a semi-annual option to shorten the maturity date. The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption.

Holders of the capital securities have no voting rights, are unsecured and rank junior in priority of payment to all of the Company’s indebtedness and senior to the Company’s common stock.

Although the securities issued by the Trust are not included as a component of stockholders’ equity, the securities are treated as capital for regulatory purposes, subject to certain limitations.

Through the Crestmark Acquisition, the Company acquired $3.4 million in floating rate capital securities due to Crestmark Capital Trust I, a 100%-owned nonconsolidated subsidiary of the Company. The subordinated debentures bear interest at LIBOR plus 3.00%, have a stated maturity of 30 years and are redeemable by the Company at par, with regulatory approval. The interest rate is reset quarterly at distribution dates in February, May, August, and November. The interest rate as of September 30, 2021 was 3.13%. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.

The Company completed the public offering of $75.0 million of 5.75% fixed-to-floating rate subordinated debentures during fiscal year 2016. These notes are due August 15, 2026. The subordinated debentures were sold at par, resulting in net proceeds of approximately $73.9 million. At September 30, 2021, the Company had $74.0 million in aggregate principal amount in subordinated debentures, net of issuance costs of $1.0 million.

NOTE 14.  STOCKHOLDERS' EQUITY

Repurchase of Common Stock
The Company's Board of Directors authorized the November 20, 2019 share repurchase program to repurchase up to an additional 7,500,000 shares of the Company's outstanding common stock. This authorization is effective from November 21, 2019 through December 31, 2022. On September 7, 2021, the Company's Board of Directors announced a new share repurchase program to repurchase up to an additional 6,000,000 shares of the Company's outstanding common stock. This authorization is effective from September 3, 2021 through September 30, 2024. During the fiscal years ended September 30, 2021 and 2020, the Company repurchased 2,833,755 and 3,669,597 shares, respectively, as part of the share repurchase programs.
Under the repurchase programs, repurchased shares were retired and designated as authorized but unissued shares. The Company accounts for repurchased shares using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. As of September 30, 2021, the remaining number of shares available for repurchase under the programs were 7,315,876 shares of common stock.
For the fiscal years ended September 30, 2021, and 2020, the Company also repurchased 101,481 and 103,830 shares, or $2.9 million and $3.2 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Repurchase of Treasury Stock
The Company accounts for the retirement of repurchased shares, including treasury stock, using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. The Company retired 203,224 and zero shares of common stock held in treasury during the fiscal years ended September 30, 2021 and 2020, respectively.

NOTE 15.  EMPLOYEE STOCK OWNERSHIP AND PROFIT SHARING PLANS

Until September 30, 2021, the Company maintained an Employee Stock Ownership Plan (“ESOP”) for eligible employees who have 1,000 hours of employment with the Bank, have worked at least one year at the Bank and who have attained age 21. ESOP expense of $3.1 million, $3.0 million and $2.9 million was recorded for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.

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

For the fiscal years ended September 30, 2021, 2020 and 2019, 54,985 shares, 157,909 shares and 98,753 shares, from the suspense account, with a fair value of $52.48, $19.22 and $32.61 per share, respectively, were released. For the fiscal years ended September 30, 2021, 2020 and 2019, allocated shares and total ESOP shares reflect 22,960 shares, 59,865 shares and 79,926 shares, respectively, withdrawn from the ESOP by participants who were no longer with the Company or by participants diversifying their holdings. At September 30, 2021, 2020 and 2019, there were 4,192, 5,662 and 5,336 shares purchased, respectively, for dividend reinvestment.

ESOP shares were as follows:

	At September 30,
(Dollars in Thousands)	2021	2020	2019
Allocated shares	787,299	809,116	778,088
Unearned shares	—	—	—
Total ESOP shares	787,299	809,116	778,088
Fair value of unearned shares	$—	$—	$—

The Company also has a profit sharing plan covering substantially all full-time employees. Profit sharing expense included in compensation and benefits, for the fiscal years ended September 30, 2021, 2020 and 2019 was $3.1 million, $3.1 million and $3.0 million, respectively. As of October 1, 2021, the Company modified its profit sharing plan to incorporate a Qualified Automatic Contribution Arrangement safe harbor provision, whereby employee contributions are matched at 100% of the first 6% of eligible compensation contributed.

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

At grant date, the fair value of options awarded to recipients is estimated using a Black-Scholes valuation model. The exercise price of stock options equals the fair market value of the underlying stock at the date of grant. Options are issued for a period of 10 years with 100% vesting generally occurring either at grant date or over a period of four years. There were no options granted during the fiscal years ended September 30, 2021, 2020 or 2019. The intrinsic value of options exercised during the fiscal years ended September 30, 2021, 2020 and 2019 were zero, $1.0 million and $1.8 million, respectively.

Shares have previously been granted each year to executives and senior leadership members under the applicable Company incentive plan. These shares vest at various times ranging from immediately to four years based on circumstances at time of grant. The fair value is determined based on the fair market value of the Company’s stock on the grant date. Director shares are issued to the Company’s directors, and these shares vest immediately. The total fair value of director’s shares granted during the fiscal years ended September 30, 2021, 2020 and 2019 was $1.0 million, $0.8 million and $1.0 million, respectively.

Under its 2002 Omnibus Incentive Plan, the Company also grants selected executives and other key employees PSU awards. The vesting of these awards is contingent on meeting company-wide performance goals, including but not limited to return on equity, earnings per share, and total shareholder return. PSUs are generally granted at the market value of the underlying share on the date of grant, adjusted for dividends, as performance share units do not participate in dividends while unearned. The awards contingently vest over a period of three years and have payout levels ranging from a threshold of 50% to a maximum of 200%. Upon vesting, each performance share unit is converted into one share of common stock.

The fair value of the PSUs is determined by the dividend-adjusted fair value on the grant date for those awards subject to a performance condition. For those PSUs subject to a market condition, a simulation valuation is performed.

In addition to the Company’s 2002 Omnibus Incentive Plan, the Company also maintains the 1995 Stock Option and Incentive Plan. No new options were, or could have been, awarded under the 1995 plan during the fiscal years ended September 30, 2021, 2020 or 2019. Furthermore, no options were outstanding during the year.

In addition, during the first and second quarters of fiscal 2017, shares were granted to certain executive officers of the Company in connection with their signing of employment agreements with the Company. These stock awards vest in equal installments over eight years.

The following tables show the activity of options and share awards (including shares of restricted stock subject to vesting, fully-vested restricted stock, and PSUs) granted, exercised or forfeited under all of the Company’s option and incentive plans during the fiscal year ended September 30, 2021 and 2020.

There was no activity of options during the fiscal year ended September 30, 2021 and zero were outstanding or exercisable at September 30, 2021.

(Dollars in Thousands, Except Per Share Data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Options outstanding, September 30, 2019	59,835	$8.06	1.54	$1,469
Granted	—	—	—	—
Exercised	(59,835)	8.06	1.00	1,011
Forfeited or expired	—	—	—	—
Options outstanding, September 30, 2020	—	$—	—	$—

Options exercisable, September 30, 2020	—	$—	—	$—

(Dollars in Thousands, Except Per Share Data)	Number of Shares	Weighted Average Fair Value at Grant
Nonvested shares outstanding, September 30, 2020	790,083	$30.03
Granted	190,187	30.88
Vested	(329,409)	30.32
Forfeited or expired	(103,798)	29.66
Nonvested shares outstanding, September 30, 2021	547,063	$30.22

Nonvested shares outstanding, September 30, 2019	926,122	$29.54
Granted	191,372	32.32
Vested	(316,283)	29.92
Forfeited or expired	(11,128)	31.35
Nonvested shares outstanding, September 30, 2020	790,083	$30.03

(Dollars in Thousands, Except Per Share Data)	Number of Units	Weighted Average Fair Value at Grant
Performance share units outstanding, September 30, 2020	—	$—
Granted(1)	60,984	34.03
Vested	—	—
Forfeited or expired	—	—
Performance share units outstanding, September 30, 2021	60,984	$34.03
(1) The number of performance share units (PSUs) granted reflects the target number of PSUs able to be earned under a given award.

Compensation expense for share-based awards is recorded over the vesting period at the fair value of the award at the time of the grant. The exercise price of options or fair value of nonvested (restricted) shares and PSUs granted under the Company’s 2002 Omnibus Incentive Plan is equal to the fair market value of the underlying stock at the grant date, adjusted for dividends where applicable. The Company has elected, with the adoption of ASU 2016-09, to record forfeitures as they occur.

The following table shows the effect to income, net of tax benefits, of share-based compensation expense recorded:

	Fiscal Year Ended September 30,
(Dollars in Thousands)	2021	2020	2019
Total employee stock-based compensation expense recognized in income, net of tax effects of $1,562, $2,567, and $3,230, respectively	$5,290	$7,656	$9,716

As of September 30, 2021, stock-based compensation expense not yet recognized in income totaled $5.5 million, which is expected to be recognized over a weighted-average remaining period of 2.02 years.

NOTE 17.  INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return on a fiscal year basis. The provision for income taxes were as follows:

	Fiscal Year Ended September 30,
(Dollars in Thousands)	2021	2020	2019
Federal:
Current	$6,402	$3,148	$5,278
Deferred	(3,909)	(4,505)	(14,831)
	2,493	(1,357)	(9,553)
State:
Current	5,938	4,860	5,649
Deferred	2,270	2,158	530
	8,208	7,018	6,179
Income tax expense (benefit)	$10,701	$5,661	$(3,374)

The tax effects of the Company's temporary differences that give rise to significant portions of its deferred tax assets and liabilities were:

	At September 30,
(Dollars in Thousands)	2021	2020
Deferred tax assets:
Bad debts	$15,946	$13,968
Deferred compensation	3,733	1,288
Stock based compensation	3,314	4,073
Valuation adjustments	4,111	5,343
General business credits(1)	49,196	37,888
Accrued expenses	2,780	2,155
Lease liability	9,206	6,798
Other assets	4,253	3,215
	92,539	74,728
Deferred tax liabilities:
Premises and equipment	(3,328)	(2,852)
Intangibles	(3,032)	(2,114)
Net unrealized gains on securities available for sale	(2,471)	(5,964)
Leased assets	(46,355)	(35,279)
Right-of-use assets	(8,877)	(6,550)
Other liabilities	(3,303)	(4,246)
	(67,366)	(57,005)
Net deferred tax assets	$25,173	$17,723
(1) The general business credits are investment tax credits generated from qualified solar energy property placed in service during the fiscal years ended September 30, 2021 and 2020. These credits expire on September 30, 2041 and 2040, respectively.

As of September 30, 2021, the Company had a gross deferred tax asset of $2.7 million for separate company state cumulative net operating loss carryforwards, for which $2.7 million was reserved. At September 30, 2020, the Company had a gross deferred tax asset of $2.4 million for separate company state cumulative net operating loss carryforwards, for which $2.4 million was reserved. These state operating loss carryforwards will expire in various subsequent periods.

In general, management believes that the realization of its deferred tax assets is more likely than not based on the expectations as to future taxable income; therefore, there was no deferred tax valuation allowance at September 30, 2021, or 2020 with the exception of the state cumulative net operating loss carryforwards discussed above.

The table below reconciles the statutory federal income tax expense and rate to the effective income tax expense and rate for the fiscal years presented. The Company's effective tax rate is calculated by dividing income tax expense by income before income tax expense.

	Fiscal Year Ended September 30,
	2021		2020		2019
(Dollars in Thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Statutory federal income tax expense and rate	$32,854	21.0%	$24,151	21.0%	$20,568	21.0%
Change in tax rate resulting from:
State income taxes net of federal benefits	6,452	4.1%	5,444	4.7%	5,000	5.1%
162(m) disallowance	686	0.4%	1,129	1.0%	2,777	2.8%
Tax exempt income	(835)	(0.5)%	(1,212)	(1.0)%	(2,714)	(2.8)%
General business credits	(26,945)	(17.2)%	(22,284)	(19.4)%	(27,126)	(27.7)%
Other, net	(1,511)	(1.0)%	(1,567)	(1.4)%	(1,879)	(1.8)%
Income tax expense (benefit)	$10,701	6.8%	$5,661	4.9%	$(3,374)	(3.4)%

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

The Company uses the flow through method of accounting for investment tax credits under which the credits are recognized as a reduction to income tax expense in the period in which the credit arises. During the fiscal years ended September 30, 2021, 2020, and 2019, $26.5 million, $20.5 million, and $27.1 million in investment tax credits were recognized as a reduction to income tax expense, respectively.

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

The tax years ended September 30, 2018 and later remain subject to examination by the Internal Revenue Service. For state purposes, the tax years ended September 30, 2018 and later remain open for examination, with few exceptions.

A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits follows:

	At September 30,
(Dollars in Thousands)	2021	2020
Balance at beginning of fiscal year	$1,091	$368
Additions (reductions) for tax positions related to prior years	(314)	723
Balance at end of fiscal year	$777	$1,091

The total amount of unrecognized tax benefits that, if recognized, would impact the effective rate was $667,000 as of September 30, 2021. The Company recognizes interest related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest related to unrecognized tax benefits was $112,000 as of September 30, 2021. The Company does not anticipate any significant change in the total amount of unrecognized tax benefits within the next 12 months.

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

The Capital Rules require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined). At September 30, 2021, both the Bank and the Company exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements. The Company and the Bank took the accumulated other comprehensive income (“AOCI”) opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.

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

	Company	Bank	Minimum to be Adequately Capitalized Under Prompt Corrective Action Provisions	Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
At September 30, 2021
Tier 1 leverage capital ratio	7.67%	8.69%	4.00%	5.00%
Common equity Tier 1 capital ratio	12.12	14.11	4.50	6.50
Tier 1 capital ratio	12.46	14.13	6.00	8.00
Total capital ratio	15.45	15.38	8.00	10.00

At September 30, 2020
Tier 1 leverage capital ratio	6.58%	7.56%	4.00%	5.00%
Common equity Tier 1 capital ratio	11.78	13.96	4.50	6.50
Tier 1 capital ratio	12.18	14.00	6.00	8.00
Total capital ratio	15.30	15.26	8.00	10.00

The following table provides a reconciliation of the amounts included in the table above for the Company.

(Dollars in Thousands)	Standardized Approach(1) September 30, 2021
Total stockholders' equity	$871,884
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	300,780
LESS: Certain other intangible assets	33,572
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	22,801
LESS: Net unrealized gains (losses) on available for sale securities	7,344
LESS: Noncontrolling interest	1,155
ADD: Adoption of Accounting Standards Update 2016-13	8,202
Common Equity Tier 1(1)	514,434
Long-term borrowings and other instruments qualifying as Tier 1	13,661
Tier 1 minority interest not included in common equity Tier 1 capital	747
Total Tier 1 capital	528,842
Allowance for credit losses	53,159
Subordinated debentures (net of issuance costs)	73,980
Total capital	$655,981
(1) Capital ratios were determined using the Basel III capital rules that became effective on January 1, 2015. Basel III revised the definition of capital, increased minimum capital ratios, and introduced a minimum common equity tier 1 capital ratio; those changes are being fully phased in through the end of 2021.

The following table provides a reconciliation of tangible common equity and tangible common equity excluding AOCI, each of which is used in calculating tangible book value data, to total stockholders equity. Each of tangible common equity and tangible common equity excluding AOCI is a non-GAAP financial measure that is commonly used within the banking industry.

(Dollars in Thousands)	At September 30, 2021
Total stockholders' equity	$871,884
LESS: Goodwill	309,505
LESS: Intangible assets	33,148
Tangible common equity	529,231
LESS: AOCI	7,599
Tangible common equity excluding AOCI	$521,632

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

At September 30, 2021 and 2020, unfunded loan and lease commitments approximated $1.22 billion and $1.22 billion, respectively, excluding undisbursed portions of loans in process. Commitments, which are disbursed subject to certain limitations, extend over various periods of time. Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract.

The Company had no commitments to purchase securities at September 30, 2021 or 2020. The Company had no commitments to sell securities at September 30, 2021 or 2020.

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

NOTE 20. REVENUE FROM CONTRACTS WITH CUSTOMERS

Topic 606 applies to all contracts with customers unless such revenue is specifically addressed under existing guidance. The table below presents the Company’s revenue by operating segment. For additional descriptions of the Company’s operating segments, including additional financial information and the underlying management accounting process, see Note 21. Segment Reporting to the Consolidated Financial Statements.

(Dollars in Thousands)	Consumer		Commercial		Corporate Services/Other		Consolidated Company
Fiscal Year Ended September 30,	2021	2020	2021	2020	2021	2020	2021	2020
Net interest income(1)	$92,133	$93,245	$173,325	$150,766	$13,533	$15,027	$278,991	$259,038
Noninterest income:
Refund transfer product fees	37,967	36,061	—	—	—	—	37,967	36,061
Tax advance product fees(1)	47,639	31,826	—	—	—	—	47,639	31,826
Payment card and deposit fees	107,182	87,379	—	—	—	—	107,182	87,379
Other bank and deposit fees	—	—	917	984	22	326	939	1,310
Rental income(1)	18	19	39,398	43,493	—	1,314	39,416	44,826
Net gain realized on investment securities(1)	—	—	—	—	6	51	6	51
Gain on divestitures(1)	—	—	—	—	—	19,275	—	19,275
Gain (loss) on sale of other(1)	—	(19)	12,622	9,587	(1,107)	(5,143)	11,515	4,425
Other income(1)	2,902	3,018	8,876	6,087	14,462	5,536	26,240	14,641
Total noninterest income	195,708	158,284	61,813	60,151	13,383	21,359	270,904	239,794
Revenue	$287,841	$251,529	$235,138	$210,917	$26,916	$36,386	$549,895	$498,832
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

Refund Transfer Product Fees. Refund transfer fees are specific to the tax products offered by Refund Advantage and EPS. These fees are for products, services such as payment processing, and product referral commissions. Software partner fees paid and/or incurred are recorded on a net basis. The Company’s obligation for product fees and commissions is satisfied at the time of the product delivery and obligation for payment processing is satisfied at the time of processing. The transaction price for such activity is based upon stand-alone fees within the terms and conditions. At September 30, 2021 and 2020, there were no receivables related to refund transfer fees, which reflect earned revenue with unconditional rights to payment for product fee income. All refund transfer fees are recorded within the Consumer reporting segment.

Card Fees. Card fees relate to Meta Payments, Community Bank, Refund Advantage and EPS products. These fees are for products and services such as card activation, product support, processing, and servicing. The Company earns these fees based upon the underlying terms and conditions with each cardholder over the contract term. Agreements with the Company’s cardholders are considered daily service contracts as they are not fixed in duration. The Company’s obligation for card activation and product support fees is satisfied at the time of product delivery, while the obligation for processing and servicing is satisfied over the course of each month. The transaction price for such activity is based upon the stand-alone fees within the terms and conditions of the cardholder agreements. Card fee revenue also includes income from sponsorships, associations and networks, and interchange income. Sponsorship income relates to fees charged to the Company’s ATM sponsorship partners, where the obligation is satisfied over the course of each month. Association and network income reflect incentives, performance bonuses and rebates with MasterCard and Visa. The obligation for such income is satisfied at the time when certain thresholds of transaction volume have been met. Interchange income is generated by cardholder activity, and therefore the Company’s obligations are satisfied as activity occurs. The transaction price for such activity is based on underlying rates and activity thresholds within the terms and conditions of the applicable agreements. Card fee revenue also includes breakage revenue. Breakage represents the estimated amount that will not be redeemed by the holder of unregistered, unused prepaid cards for goods or services. Breakage revenue is recognized ratably over the expected customer usage period and is an estimate based on cardholder behavior and breakage rates. Breakage is also impacted by escheatment laws. Card fees are recorded within both the Consumer and Commercial reporting segments, the substantial majority of which is derived from the Company's payments division and reported in payments card and deposit fees. Card fees related to the Community Bank are reported within other bank and deposit fees.

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

Principal vs Agent. The Consumer reporting segment includes principal/agent relationships. Within this segment, the Meta Payments division relationships are recorded on a gross basis within the Consolidated Statements of Operations, as Meta is the principal in the contract, with the exception of association/network contracts and partner/processor contracts for prepaid cards, which are recorded on a net basis within the Consolidated Statements of Operations as Meta is the agent in these contracts. Also within this segment, Tax Service relationships are recorded on a gross basis within the Consolidated Statements of Operations, as Meta is the principal in the contract, with the exception of contracts with software providers and merchants, which are recorded on a net basis within the Consolidated Statements of Operations as Meta is the agent in these contracts.

NOTE 21.  SEGMENT REPORTING

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met.

In the Annual Report on Form 10-K for the fiscal year ended September 30, 2019, the Company reported its results of operations through three business segments: Payments, Banking, and Corporate Services/Other. Beginning October 1, 2019, segments are now aligned with the new management operating structure implemented by the

Company for fiscal year 2020. The Company accordingly has changed its basis of presentation for segments, and following such change, reports its results of operations through the following three business segments: Consumer, Commercial, and Corporate Services/Other. The Meta Payments and Tax Services divisions, formerly reported in the Payments segment, are now included in the Consumer segment. The Consumer Credit Products and ClearBalance business lines, previously reported in the Banking segment, are now included in the Consumer segment. The Crestmark and AFS divisions, formerly reported in the Banking segment, are now included in the Commercial segment. The Community Bank division and Student Loan lending portfolio, previously reported in the Banking segment, are now included in the Corporate Services/Other segment. The Corporate Services/Other segment also includes certain shared services as well as treasury related functions such as the investment portfolio, warehouse finance, wholesale deposits and borrowings. Prior periods have been reclassified to conform to the current period presentation. The Company does not report indirect general and administrative expenses in the Consumer and Commercial segments.

The following tables present segment data for the Company:

	Fiscal Year Ended September 30, 2021
(Dollars in Thousands)	Consumer	Commercial	Corporate Services/Other	Total
Net interest income	$92,133	$173,325	$13,533	$278,991
Provision (recovery) for credit losses	35,765	19,791	(5,790)	49,766
Noninterest income	195,708	61,813	13,383	270,904
Noninterest expense	90,800	114,917	137,966	343,683
Income (loss) before income tax expense	161,276	100,430	(105,260)	156,446

Total assets	372,115	3,191,215	3,127,320	6,690,650
Total goodwill	87,145	222,360	—	309,505
Total deposits	5,342,192	6,625	166,154	5,514,971

	Fiscal Year Ended September 30, 2020
(Dollars in Thousands)	Consumer	Commercial	Corporate Services/Other	Total
Net interest income	$93,245	$150,766	$15,027	$259,038
Provision for loan and lease losses	21,807	29,296	13,673	64,776
Noninterest income	158,284	60,151	21,359	239,794
Noninterest expense	76,521	107,802	134,728	319,051
Income (loss) before income tax expense	153,201	73,819	(112,015)	115,005

Total assets	294,937	2,836,149	2,960,988	6,092,074
Total goodwill	87,145	222,360	—	309,505
Total deposits	4,555,999	6,226	416,975	4,979,200

	Fiscal Year Ended September 30, 2019
(Dollars in Thousands)	Consumer	Commercial	Corporate Services/Other	Total
Net interest income	$69,131	$152,565	$42,511	$264,207
Provision for loan and lease losses	25,138	21,901	8,611	55,650
Noninterest income	162,212	54,224	6,109	222,545
Noninterest expense	76,931	127,033	129,196	333,160
Income (loss) before income tax expense (benefit)	129,274	57,855	(89,187)	97,942

Total assets	436,985	2,432,381	3,313,524	6,182,890
Total goodwill	87,145	222,360	—	309,505
Total deposits	2,444,452	5,588	1,886,965	4,337,005

NOTE 22.  PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the condensed financial statements for the parent company, Meta.

Condensed Statements of Financial Condition
(Dollars in Thousands)	September 30, 2021	September 30, 2020
ASSETS
Cash and cash equivalents	$3,296	$4,783
Investment securities held to maturity, at cost	4,623	1,208
Investment in subsidiaries	956,584	933,431
Other assets	278	3,308
Total assets	$964,781	$942,730

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Subordinated debentures	$87,641	$87,468
Other liabilities	5,256	7,954
Total liabilities	92,897	95,422

STOCKHOLDERS' EQUITY
Common stock	317	344
Additional paid-in capital	604,484	594,569
Retained earnings	259,189	234,927
Accumulated other comprehensive income (loss)	7,599	17,542
Treasury stock, at cost	(860)	(3,677)
Total equity attributable to parent	870,729	843,705
Non-controlling interest	1,155	3,603
Total stockholders' equity	871,884	847,308
Total liabilities and stockholders' equity	$964,781	$942,730

Condensed Statements of Operations
	Fiscal Years Ended September 30,
(Dollars in Thousands)	2021	2020	2019
Interest expense	$4,915	$5,168	$5,296
Other expense	1,287	1,256	1,044
Total expense	6,202	6,424	6,340

Loss before income taxes and equity in undistributed net income of subsidiaries	(6,202)	(6,424)	(6,340)

Income tax benefit	395	(3,638)	(1,374)

Loss before equity in undistributed net income of subsidiaries	(6,597)	(2,786)	(4,966)

Equity in undistributed net income of subsidiaries	147,895	107,476	101,970
Other Income	410	30	—
Total Income	148,305	107,506	101,970

Net income attributable to parent	$141,708	$104,720	$97,004

Condensed Statements of Cash Flows
	Fiscal Year Ended September 30,
(Dollars in Thousands)	2021	2020	2019
Cash flows from operating activities:
Net income attributable to parent	$141,708	$104,720	$97,004
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	173	163	153
Equity in undistributed net income of subsidiaries	(147,895)	(107,476)	(101,970)
Stock compensation	6,852	10,221	12,942
Net change:
Other assets	3,030	(3,149)	(35)
Accrued expenses and other liabilities	(2,698)	(2,660)	(6,468)
Cash dividend received	104,000	118,000	33,980
Net cash provided by operating activities	105,170	119,819	35,606

Cash flows from investing activities:
Alternative investments	(3,415)	(797)	—
Net cash (used in) investing activities	(3,415)	(797)	—

Cash flows from financing activities:
Cash dividends paid	(6,400)	(7,100)	(7,760)
Payments:
Purchase of shares by ESOP	3,036	3,220	2,011
Proceeds from:
Exercise of stock options and issuance of common stock	—	266	44
Issuance of restricted stock	—	2	3
Net increase in investment in subsidiaries	—	—	(90)
Shares repurchased for tax withholding on stock compensation	(99,878)	(118,738)	(49,912)
Net cash (used in) financing activities	(103,242)	(122,350)	(55,704)

Net change in cash and cash equivalents	(1,487)	(3,328)	(20,098)

Cash and cash equivalents at beginning of fiscal year	4,783	8,111	28,209
Cash and cash equivalents at end of fiscal year	$3,296	$4,783	$8,111

The extent to which the Company may pay cash dividends to stockholders will depend on the cash currently available at the Company, as well as the ability of the Bank to pay dividends to the Company. For further discussion, see Note 18 herein.

NOTE 23.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
(Dollars in Thousands, Except Per Share Data)	December 31	March 31	June 30	September 30
Fiscal Year 2021
Interest and dividend income	$68,146	$75,669	$69,983	$72,056
Interest expense	2,147	1,819	1,508	1,389
Net interest income	65,999	73,850	68,475	70,667
Provision for credit losses	6,089	30,290	4,612	8,775
Noninterest income	45,455	113,453	62,453	49,542
Net income attributable to parent	28,037	59,066	38,701	15,903
Earnings per common share
Basic	$0.84	$1.84	$1.21	$0.50
Diluted	0.84	1.84	1.21	0.50
Dividend declared per share	0.05	0.05	0.05	0.05

Fiscal Year 2020
Interest and dividend income	$77,625	$79,403	$67,406	$68,407
Interest expense	12,974	11,666	5,269	3,894
Net interest income	64,651	67,737	62,137	64,513
Provision for loan and lease losses	3,407	37,296	15,093	8,980
Noninterest income	37,483	120,513	41,048	40,750
Net income attributable to parent	21,068	52,304	18,190	13,158
Earnings per common share
Basic	$0.56	$1.45	$0.53	$0.38
Diluted	0.56	1.45	0.53	0.38
Dividend declared per share	0.05	0.05	0.05	0.05

Fiscal Year 2019
Interest and dividend income	$74,976	$88,294	$81,632	$80,828
Interest expense	14,704	16,944	14,664	15,211
Net interest income	60,272	71,350	66,968	65,617
Provision for loan and lease losses	9,099	33,318	9,112	4,121
Noninterest income	37,751	105,025	43,790	35,980
Net income attributable to parent	15,398	32,120	29,291	20,195
Earnings per common share
Basic	$0.39	$0.81	$0.75	$0.53
Diluted	0.39	0.81	0.75	0.53
Dividend declared per share	0.05	0.05	0.05	0.05

NOTE 24.  FAIR VALUES OF FINANCIAL INSTRUMENTS

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

There were no transfers between levels of the fair value hierarchy for the fiscal years ended September 30, 2021 or 2020.

Debt Securities Available for Sale and Held to Maturity. Debt securities available for sale are recorded at fair value on a recurring basis and debt securities held to maturity are carried at amortized cost.

The fair values of debt securities available for sale, categorized primarily as Level 2, is recorded using prices obtained from independent asset pricing services that are based on observable transactions, but not quoted markets. Management reviews the prices obtained from independent asset pricing services for unusual fluctuations and compares to current market trading activity.

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

	Fair Value At September 30, 2021
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Debt securities AFS
Corporate securities	$25,000	$—	$25,000	—
SBA securities	157,209	—	157,209	—
Obligations of states and political subdivisions	2,507	—	2,507	—
Non-bank qualified obligations of states and political subdivisions	268,295	—	268,295	—
Asset-backed securities	394,859	—	394,859	—
Mortgage-backed securities	1,017,029	—	1,017,029	—
Total debt securities AFS	$1,864,899	$—	$1,864,899	$—
Common equities and mutual funds(1)	$12,668	$12,668	$—	$—
Non-marketable equity securities(2)	$4,560	$—	$—	$—
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at September 30, 2021.
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
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at September 30, 2020.
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

Loans and Leases. The Company does not record loans and leases at fair value on a recurring basis. However, if a loan or lease is individually evaluated for risk of credit loss and repayment is expected to be solely provided by the values underlying collateral, the Company measures fair value on a nonrecurring bases. Fair value is determined by the fair value of the underlying collateral less estimated costs to sell. The fair value of the collateral is determined based on the internal estimates and/or assessment provided by third-party appraisers and the valuation relies on discount rates ranging from 4% to 90%.

The following table summarizes the assets of the Company that are measured at fair value in the Consolidated Statements of Financial Condition on a non-recurring basis:

	Fair Value At September 30, 2021
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Loans and leases, net individually evaluated for credit loss
Commercial finance	$3,404	$—	$—	$3,404
Community Banking	9,371	—	—	9,371
Total loans and leases, net individually evaluated for credit loss	12,775	—	—	12,775
Foreclosed assets, net	2,077	—	—	2,077
Total	$14,852	$—	$—	$14,852

	Fair Value At September 30, 2020
(Dollars in Thousands)	Total	Level 1	Level 2	Level 3
Impaired loans and leases, net
Commercial finance	$9,240	$—	$—	$9,240
Community Banking	20	—	—	20
Total impaired loans and leases, net	9,260	—	—	9,260
Foreclosed assets, net	9,957	—	—	9,957
Total	$19,217	$—	$—	$19,217

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value at September 30, 2021	Fair Value at September 30, 2020	Valuation Technique	Unobservable Input	Range of Inputs
Loans and leases, net individually evaluated for credit loss	$12,775	9,260	Market approach	Appraised values(1)	4% - 90%
Foreclosed assets, net	$2,077	9,957	Market approach	Appraised values(1)	4% - 30%
(1) The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimated selling costs and other inputs in a range of 4% to 90%.

Management discloses the estimated fair value amounts of its financial instruments, including assets and liabilities on and off the Consolidated Statements of Financial Condition, for which it is practicable to estimate fair value. These fair values estimates were made at September 30, 2021 and 2020 based on relevant market information and information about financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, since there is no active market for certain financial instruments of the Company, the estimates of fair value are subjective in nature, involve uncertainties, and include matters of significant judgment. Changes in assumptions as well as tax considerations could significantly affect the estimated values. Accordingly, the aggregate fair value estimates are not intended to represent the underlying value of the Company, on either a going concern or a liquidation basis.

The following tables present the carrying amount and estimated fair value of the financial instruments held by the Company:

	At September 30, 2021
(Dollars in Thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$314,019	$314,019	$314,019	$—	$—
Debt securities available for sale	1,864,899	1,864,899	—	1,864,899	—
Debt securities held to maturity	56,669	56,391	—	56,391	—
Common equities and mutual funds(1)	12,668	12,668	12,668	—	—
Non-marketable equity securities(1)(2)	17,509	17,509	—	12,949	—
Loans held for sale	56,194	56,194	—	56,194	—
Loans and leases	3,607,815	3,616,646	—	—	3,616,646
Federal Reserve Bank and Federal Home Loan Bank stocks	28,400	28,400	—	28,400	—
Accrued interest receivable	16,254	16,254	16,254	—	—
Financial liabilities
Deposits	5,514,971	5,515,035	5,482,471	32,564	—
Other short- and long-term borrowings	92,834	93,938	—	93,938	—
Accrued interest payable	579	579	579	—	—
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at September 30, 2021.
(2) Includes certain non-marketable equity securities that are measured at fair value using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

	At September 30, 2020
(Dollars in Thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$427,367	$427,367	$427,367	$—	$—
Debt securities available for sale	1,268,102	1,268,102	—	1,268,102	—
Debt securities held to maturity	92,610	93,745	—	93,745	—
Common equities and mutual funds(1)	2,969	2,969	2,969	—	—
Non-marketable equity securities(1)(2)	14,784	14,784	—	12,000	—
Loans held for sale	183,577	183,577	—	183,577	—
Loans and leases	3,314,140	3,307,037	—	—	3,307,037
Federal Reserve Bank and Federal Home Loan Bank stocks	27,138	27,138	—	27,138	—
Accrued interest receivable	16,628	16,628	16,628	—	—
Financial liabilities
Deposits	4,979,200	4,980,073	4,705,028	275,045	—
Other short- and long-term borrowings	98,224	100,185	—	100,185	—
Accrued interest payable	1,923	1,923	1,923	—	—
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at September 30, 2020.
(2) Includes certain non-marketable equity securities that are measured at fair value using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at September 30, 2021 and 2020.

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

NOTE 25.  SUBSEQUENT EVENTS

Management has evaluated subsequent events that occurred after September 30, 2021. During this period, up to the filing date of this Annual Report on Form 10-K, management identified the following subsequent events:

•Beginning in November 2021, all participants with shares held in the ESOP can elect their preferred distribution method due to the ESOP terminating effective September 30, 2021. Concurrent with the termination of the ESOP, the Company also increased its employee contribution match from 4% to 6% in the profit sharing plan.

•Subsequent to September 30, 2021, an additional 1,252,145 shares were repurchased by the Company through November 18, 2021.

•On October 19, 2021, the Company executed a loan sale agreement for approximately $170.0 million of the retained Community Bank loan portfolio with a third party. The sale is expected to close before December 31, 2021. The overall net impact of the transaction on the Company's Consolidated Statements of Operations is not known at this time.

•On October 13, 2021, the Company sold an additional $30.2 million of the retained Community Bank loan portfolio to Central Bank. The sale did not result in any material gain to the Company. The loans included in the sale were not classified as held for sale at September 30, 2021. Management estimates $1.0 million in allowance for credit losses at September 30, 2021 relates to this loan sale.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management, under the direction of its Chief Executive Officer and Chief Financial Officer, is responsible for maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) that are designed to ensure that information required to be disclosed in reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Annual Report on Form 10-K, management evaluated the Company’s disclosure controls and procedures. The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of September 30, 2021, of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2021, the Company’s disclosure controls and procedures were not effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

In the fiscal fourth quarter of 2021, the Company identified a material weakness in the control environment of the Crestmark Leasing division related to segregation of duties over lease disbursements. More specifically, users were identified who had the ability to both initiate and approve lease disbursements subsequent to the implementation of a new leasing system in May 2021 and there was not a monitoring control in place to ensure segregation of those duties. Additionally, the user entitlement review control, specific to this application, was determined to be not effective as it did not identify this segregation of duties issue. Management determined the deficiencies represent a material weakness in internal controls over financial reporting on the basis that the deficiencies could result in a misstatement potentially impacting the Company's financial statement accounts and disclosures that would not be prevented or detected on a timely basis.

(b)           Remediation Plan for Reported Material Weakness

Management performed testing of leasing related disbursements during the impacted period and did not identify any instances where the segregation of the disbursement initiation and approval duties was not maintained. The Company has implemented a remediation plan to address the material weakness described above with respect to the internal control environment of the Crestmark Leasing division and is committed to maintaining a strong internal controls environment. To address the material weakness, the Company implemented automated controls to ensure segregation of duties is maintained for disbursements performed within the leasing system and reperformed inspection of access rights within the Leasing Division system. These immediate remediation steps were completed by October 15, 2021, and management is evaluating implementation of additional enhancements to the Leasing division system control environment.

INHERENT LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Based on this evaluation, management concluded that, other than the aforementioned material weakness, as of the end of the period covered by this report, there were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the fiscal fourth quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control Integrated Framework (2013).” Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2021, has been audited by Crowe LLP, the independent registered public accounting firm that also has audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K. Crowe LLP’s attestation report on the Company’s internal controls over financial reporting appears below.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Meta Financial Group, Inc.
Sioux Falls, South Dakota

Opinion on Internal Control over Financial Reporting

We have audited Meta Financial Group, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effects of the material weakness discussed in the following paragraph, the Company has not maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's report:

A material weakness in the control environment of the Crestmark Leasing division resulting from the identification of users who had the ability to both initiate and approve lease disbursements, subsequent to the implementation of a new leasing system in May 2021. Additionally, the user entitlement review completed did not identify this segregation of duties issue.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three year period ended September 30, 2021, and the related notes (collectively referred to as the "financial statements") and our report dated November 23, 2021 expressed an unqualified opinion. We considered the material weakness identified above in determining the nature, timing, and extent of audit procedures applied in our audit of the 2021 financial statements, and this report on Internal Control over Financial Reporting does not affect such report on the financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying 2021 Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
November 23, 2021

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Information concerning directors of the Company required by this item will be included under the captions “Election of Directors,” “Communicating with Our Directors,” "Meetings and Committees" and “Stockholder Proposals For The Fiscal Year 2022 Annual Meeting” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 22, 2022, a copy of which will be filed no later than 120 days after September 30, 2021 (the “2022 Proxy Statement”), and is incorporated herein by reference.

Executive Officers

Information concerning the executive officers of the Company required by this item will be included under the captions “Executive Officers” and “Election of Directors” in the 2022 Proxy Statement and is incorporated herein by reference.

Compliance with Section 16(a)

Information, if applicable, required by this item regarding compliance with Section 16(a) of the Exchange Act will be included under the caption “Delinquent Section 16(a) Reports” in the Company’s 2022 Proxy Statement and is incorporated herein by reference.

Audit Committee and Audit Committee Financial Expert

Information regarding the audit committee of the Company’s Board of Directors will be included under the captions “Meetings and Committees” and “Election of Directors” in the Company’s 2022 Proxy Statement and is incorporated herein by reference.

Code of Business Conduct

Information regarding the Company’s Code of Business Conduct will be included under the caption “Corporate Governance” in the Company’s 2022 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning executive and director compensation will be included under the captions “Compensation of Directors” and “Executive Compensation” in the Company’s 2022 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)           Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be included under the caption “Stock Ownership” in the Company’s 2022 Proxy Statement and is incorporated herein by reference.

(b)           Changes in Control

Management of the Company knows of no arrangements, including any pledge by any persons of securities of the Company, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

(c)           Equity Compensation Plan Information

The Company maintains the 2002 Omnibus Incentive Plan for purposes of issuing stock-based compensation to employees and directors. The plan was amended and restated effective November 24, 2014 and currently authorizes 4,800,000 shares to be issued under the plan. The Company no longer has unexercised options, warrants or rights outstanding under any stock option or other incentive plan. The following table provides information about the Company’s common stock that may be issued under the Company’s omnibus incentive plans as of September 30, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan excluding securities reflected in (a)
Equity compensation plans approved by stockholders	—	$—	1,413,343
Equity compensation plans not approved by stockholders	—	—	—

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Election of Directors,” “Meetings and Committees” and “Related Person Transactions” in the Company’s 2022 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2022 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following is a list of documents filed as Part of this report:

(a)           Financial Statements:

The following financial statements are included under Part II, Item 8 of this Annual Report on Form 10-K:

1.Report of Independent Registered Public Accounting Firm.

2.Consolidated Statements of Financial Condition as of September 30, 2021 and 2020.

3.Consolidated Statements of Operations for the Fiscal Years Ended September 30, 2021, 2020 and 2019.

4.Consolidated Statements of Comprehensive Income for the Fiscal Years ended September 30, 2021, 2020, and 2019.

5.Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal Years Ended September 30, 2021, 2020, and 2019.

6.Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 2021, 2020, and 2019.

7.Notes to Consolidated Financial Statements.

(b)           Exhibits:

Exhibit Number	Description

3.1	Registrant’s Restated Certificate of Incorporation.

3.2	Registrant’s Second Amended and Restated By-laws, filed on June 24, 2020 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

4.1
Description of the Securities of the Registrant filed on November 30, 2020 as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2020, is incorporated herein by reference.

4.2	Registrant’s Specimen Stock Certificate, filed on June 27, 2016 as an exhibit to the Registrant’s registration statement on Form S-3 (Commission File No. 333-212269), is incorporated herein by reference.

4.3	Indenture, dated as of August 15, 2016, by and between the Registrant and U.S. Bank National Association, as trustee, filed on August 15, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

4.4	First Supplemental Indenture, dated as of August 15, 2016, by and between the Registrant and U.S. Bank National Association, as trustee, filed on August 15, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

4.5	Form of Global Note of the Registrant representing the 5.75% Fixed-to-Floating Rate Subordinated Notes due August 15, 2026, filed on August 15, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.1	Registrant’s 1995 Stock Option and Incentive Plan, filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996, is incorporated herein by reference.

*10.2	Performance-Based Restricted Stock Agreement between Meta and Bradley C. Hanson, dated as of November 16, 2016, filed on November 18, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.3	Performance-Based Restricted Stock Agreement between Meta and Glen W. Herrick, dated as of December 2, 2016, filed on December 6, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.4	Registrant’s Supplemental Employees’ Investment Plan, originally filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994. First amendment to such agreement, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, is incorporated herein by reference.

*10.5	Registrant’s Amended and Restated 2002 Omnibus Incentive Plan, as amended, filed on January 24, 2018 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.6	Investor Rights Agreement by and among Meta Financial Group, Inc., BEP IV LLC and BEP Investors, LLC, dated as of December 17, 2015, filed on December 17, 2015 as an exhibit to the Registrant’s Current Report on Form 8‑K, is incorporated herein by reference.

*10.7	Form of Meta Financial Group, Inc. 2002 Omnibus Incentive Plan Restricted Stock Agreement, filed on August 2, 2016 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, is incorporated herein by reference.

*10.8	Employment Agreement among MetaBank, Meta Financial Group, Inc. and Bradley C. Hanson, effective as of October 1, 2020, filed on November 30, 2020 as an exhibit to the Registrant's Annual Report on Form 10-K, is incorporated herein by reference.

*10.9	Employment Agreement among MetaBank, Meta Financial Group, Inc. and Glen W. Herrick, effective as of October 1, 2020, filed on November 30, 2020 as an exhibit to the Registrant's Annual Report on Form 10-K, is incorporated herein by reference.

*10.10	Form of Performance Share Unit Award Agreement, filed on November 23, 2021 as an exhibit to the Registrant's Annual Report on Form 10-K, is incorporated herein by reference.

*10.11	Form of Performance-Based Restricted Stock Award Agreement, filed on November 23, 2021 as an exhibit to the Registrant's Annual Report on Form 10-K, is incorporated herein by reference.

*10.12	Severance and General Release Agreement by and between MetaBank, N.A. and Sheree S. Thornsberry, effective as of April 30, 2021, filed on May 3, 2021 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.13	Executive Nonqualified Deferred Compensation Plan Adoption Agreement by MetaBank, National Association, effective as of July 1, 2021, filed on May 20, 2021 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.14	Executive Nonqualified Deferred Compensation Plan, effective as of July 1, 2021, filed on May 20, 2021 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.15	First Amendment to the MetaBank, National Association Amended and Restated Supplemental Employees’ Investment Plan for Salaried Employees, effective as of June 30, 2021, filed on May 20, 2021 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.16	Transition and General Release Agreement by and among Meta Financial Group, Inc., MetaBank, National Associate and Bradley C. Hanson, dated as of September 1, 2021, filed on September 7, 2021 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.17	Executive Severance Pay Policy, effective as of November 1, 2021, filed on November 2, 2021 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.18	Termination Agreement by and among Meta Financial Group, Inc., MetaBank, National Associate and Glen W. Herrick, effective as of November 1, 2021, filed on November 2, 2021 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

21	Subsidiaries of the Registrant is filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm of Crowe LLP is filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 is filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 is filed herewith.

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.2	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

101
Interactive data files formatted in Inline eXtensible Business Reporting Language - pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of September 30, 2021 and September 30, 2020, (ii) the Consolidated Statements of Operations for the fiscal years ended September 30, 2021, 2020, and 2019, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended September 30, 2021, 2020, and 2019, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended September 30, 2021, 2020, and 2019, (v) the Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2021, 2020, and 2019 and (vi) the Notes to the Consolidated Financial Statements for the fiscal years ended September 30, 2021, 2020, and 2019.

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

META FINANCIAL GROUP, INC.

Date: November 23, 2021	By:	/s/ Brett L. Pharr
Brett L. Pharr,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Brett L. Pharr	Date: November 23, 2021
Brett L. Pharr, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Douglas J. Hajek	Date: November 23, 2021
Douglas J. Hajek, Director

By:	/s/ Bradley C. Hanson	Date: November 23, 2021
Bradley C. Hanson, Director

By:	/s/ Elizabeth G. Hoople	Date: November 23, 2021
Elizabeth G. Hoople, Director

By:	/s/ Michael R. Kramer	Date: November 23, 2021
Michael R. Kramer, Director

By:	/s/ Ronald D. McCray	Date: November 23, 2021
Ronald D. McCray, Director

By:	/s/ Frederick V. Moore	Date: November 23, 2021
Frederick V. Moore, Director

By:	/s/ Becky S. Shulman	Date: November 23, 2021
Becky S. Shulman, Director

By:	/s/ Kendall E. Stork	Date: November 23, 2021
Kendall E. Stork, Director

By:	/s/ Lizabeth H. Zlatkus	Date: November 23, 2021
Lizabeth H. Zlatkus, Director

By:	/s/ Glen W. Herrick	Date: November 23, 2021
Glen W. Herrick, Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Jennifer W. Warren	Date: November 23, 2021
Jennifer W. Warren, Senior Vice President
and Chief Accounting Officer
(Principal Accounting Officer)