Form 10-Q
period 2021-12-31
META FINANCIAL GROUP INC
filed 2022-02-08
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at February 3, 2022:
Common Stock, $.01 par value	29,849,903	Shares
Nonvoting Common Stock, $.01 par value	0	Nonvoting shares

META FINANCIAL GROUP, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	December 31, 2021	September 30, 2021
ASSETS	(Unaudited)	(Audited)
Cash and cash equivalents	$1,230,100	$314,019
Securities available for sale, at fair value	1,782,739	1,864,899
Securities held to maturity, at amortized cost (fair value $50,364 and $56,391, respectively)	50,994	56,669
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	28,400	28,400
Loans held for sale	36,182	56,194
Loans and leases	3,684,261	3,609,563
Allowance for credit losses	(67,623)	(68,281)
Accrued interest receivable	17,240	16,254
Premises, furniture, and equipment, net	44,130	44,888
Rental equipment, net	234,693	213,116
Foreclosed real estate and repossessed assets, net	298	2,077
Goodwill and intangible assets	341,166	342,653
Prepaid assets	17,007	10,513
Other assets	210,071	199,686
Total assets	$7,609,658	$6,690,650

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$6,525,569	$5,514,971
Long-term borrowings	92,274	92,834
Accrued expenses and other liabilities	165,658	210,961
Total liabilities	6,783,501	5,818,766

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued and no shares outstanding at December 31, 2021 and September 30, 2021, respectively	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 30,158,420 and 31,686,483 shares issued, 30,080,717 and 31,669,952 shares outstanding at December 31, 2021 and September 30, 2021, respectively	301	317
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at December 31, 2021 and September 30, 2021, respectively	—	—
Additional paid-in capital	610,816	604,484
Retained earnings	217,992	259,189
Accumulated other comprehensive income	724	7,599
Treasury stock, at cost, 77,703 and 16,531 common shares at December 31, 2021 and September 30, 2021, respectively	(4,318)	(860)
Total equity attributable to parent	825,515	870,729
Noncontrolling interest	642	1,155
Total stockholders’ equity	826,157	871,884
Total liabilities and stockholders’ equity	$7,609,658	$6,690,650
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,
(Dollars in thousands, except per share data)	2021	2020
Interest and dividend income:
Loans and leases, including fees	$65,035	$61,655
Mortgage-backed securities	3,864	2,123
Other investments	3,992	4,368
	72,891	68,146
Interest expense:
Deposits	141	797
FHLB advances and other borrowings	1,137	1,350
	1,278	2,147

Net interest income	71,613	65,999

Provision for credit losses	186	6,089

Net interest income after provision for credit losses	71,427	59,910

Noninterest income:
Refund transfer product fees	579	647
Tax advance product fees	1,233	1,960
Payments card and deposit fees	25,132	22,564
Other bank and deposit fees	237	237
Rental income	11,077	9,885
Gain on sale of securities	137	—
Gain on sale of trademarks	50,000	—
(Loss) gain on sale of other	(3,465)	2,847
Other income	1,661	7,315
Total noninterest income	86,591	45,455

Non-interest expense:
Compensation and benefits	38,225	32,331
Refund transfer product expense	138	61
Tax advance product expense	183	370
Card processing	7,172	6,117
Occupancy and equipment expense	8,349	6,888
Operating lease equipment depreciation	8,449	7,581
Legal and consulting	6,208	5,247
Intangible amortization	1,488	2,013
Impairment expense	—	1,159
Other expense	12,224	10,808
Total noninterest expense	82,436	72,575

Income before income tax expense	75,582	32,790

Income tax expense	14,276	3,533

Net income before noncontrolling interest	61,306	29,257
Net income (loss) attributable to noncontrolling interest	(18)	1,220
Net income attributable to parent	$61,324	$28,037

Earnings per common share:
Basic	$2.00	$0.84
Diluted	$2.00	$0.84
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended December 31,
(Dollars in thousands)	2021	2020
Net income before noncontrolling interest	$61,306	$29,257

Other comprehensive income (loss):
Change in net unrealized gain (loss) on debt securities	(9,140)	2,846
Net (gain) realized on investment securities	(137)	—
	(9,277)	2,846
Unrealized gain on currency translation	66	445
Deferred income tax effect	(2,336)	714
Total other comprehensive income (loss)	(6,875)	2,577
Total comprehensive income	54,431	31,834
Total comprehensive income (loss) attributable to noncontrolling interest	(18)	1,220
Comprehensive income attributable to parent	$54,449	$30,614
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(Dollars in thousands, except per share data)	Meta Financial Group, Inc.
Three Months Ended December 31, 2021	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Meta Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
Balance, September 30, 2021	$317	$604,484	$259,189	$7,599	$(860)	$870,729	$1,155	$871,884
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,521)	—	—	(1,521)	—	(1,521)
Issuance of common stock due to ESOP	1	2,885	—	—	—	2,886	—	2,886
Repurchases of common stock	(17)	17	(101,000)	—	(3,458)	(104,458)	—	(104,458)
Stock compensation	—	3,430	—	—	—	3,430	—	3,430
Total other comprehensive loss	—	—	—	(6,875)	—	(6,875)	—	(6,875)
Net income	—	—	61,324	—	—	61,324	(18)	61,306
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(495)	(495)
Balance, December 31, 2021	$301	$610,816	$217,992	$724	$(4,318)	$825,515	$642	$826,157

Three Months Ended December 31, 2020
Balance, September 30, 2020	$344	$594,569	$234,927	$17,542	$(3,677)	$843,705	$3,603	$847,308
Adoption of Accounting Standards Update 2016-13, net of income taxes	—	—	(8,351)	—	—	(8,351)	(2,452)	(10,803)
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,613)	—	—	(1,613)	—	(1,613)
Issuance of common stock due to ESOP	2	3,034	—	—	—	3,036	—	3,036
Repurchases of common stock	(20)	20	(55,000)	—	(1,763)	(56,763)	—	(56,763)
Stock compensation	—	1,046	—	—	—	1,046	—	1,046
Total other comprehensive income	—	—	—	2,577	—	2,577	—	2,577
Net income	—	—	28,037	—	—	28,037	1,220	29,257
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(835)	(835)
Balance, December 31, 2020	$326	$598,669	$198,000	$20,119	$(5,440)	$811,674	$1,536	$813,210
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
(Dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income before noncontrolling interest	$61,306	$29,257
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	15,322	14,068
Provision for credit losses	186	6,089
Provision (reversal of) for deferred taxes	8,015	(7,402)
Originations of loans held for sale	(385,558)	(303,501)
Proceeds from sales of loans held for sale	562,689	451,652
Net change in loans held for sale	8,805	5,425
Fair value adjustment of foreclosed real estate	120	123
Net realized (gain) on securities held to maturity, net	(137)	—
Net realized (gain) loss on loans held for sale	4,365	(3,492)
Net realized (gain) on premise, furniture, and equipment	(23)	—
Net realized (gain) loss on lease receivables and equipment	(924)	633
Net realized (gain) on trademarks	(50,000)	—
Change in bank-owned life insurance value	(610)	(621)
Net change in accrued interest receivable	(987)	(506)
Net change in other assets	(23,569)	(2,075)
Net change in accrued expenses and other liabilities	(45,303)	(20,588)
Stock compensation	3,430	1,046
Net cash provided by operating activities	157,127	170,108

Cash flows from investing activities:
Purchases of securities available for sale	(20,894)	(23,963)
Proceeds from maturities of and principal collected on securities available for sale	91,297	64,982
Proceeds from sales of securities held to maturity	200	—
Proceeds from maturities of and principal collected on securities held to maturity	5,409	10,755
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(800)	—
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	800	—
Purchases of loans and leases	(57,713)	(64,930)
Proceeds from sales of loans and leases	30,235	6,923
Net change in loans and leases	(145,311)	(170,684)
Purchases of premises, furniture, and equipment	(1,949)	(582)
Proceeds from sales of premises, furniture, and equipment	35	—
Purchases of rental equipment	(103,643)	(13,146)
Proceeds from sales of rental equipment	4,999	5,609
Net change in rental equipment	(1,841)	—
Proceeds from sales of foreclosed real estate and repossessed assets	1,659	2,657
Proceeds from sale of trademarks	50,000	—
Net cash (used in) investing activities	(147,517)	(182,379)

Cash flows from financing activities:
Net change in deposits	1,010,598	1,228,591
Principal payments on capital lease obligations	(7)	(8)
Principal payments on other liabilities	(598)	(1,498)
Dividends paid on common stock	(1,521)	(1,613)
Issuance of common stock due to ESOP	2,886	3,036
Repurchases of common stock	(104,458)	(56,763)
Distributions to noncontrolling interest	(495)	(835)
Net cash provided by financing activities	906,405	1,170,910

Effect of exchange rate changes on cash	66	445

Net change in cash and cash equivalents	916,081	1,159,084

Cash and cash equivalents at beginning of fiscal year	314,019	427,367
Cash and cash equivalents at end of fiscal period	$1,230,100	$1,586,451

	Three Months Ended December 31,
(Dollars in thousands)	2021	2020
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,196	$2,002
Income taxes	308	289
Franchise taxes	50	50
Other taxes	13	14
Supplemental schedule of non-cash investing activities:
Transfers
Held for sale to loans and leases	12	—
Loans and leases to held for sale	168,426	100,442
Loans and leases to rental equipment	988	1,353
Loans and leases to foreclosed real estate and repossessed assets	—	9
Rental equipment to loan and leases	72,267	37
Other assets to held for sale	—	284
See Notes to Condensed Consolidated Financial Statements.

NOTE 1. BASIS OF PRESENTATION

The interim unaudited Condensed Consolidated Financial Statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended September 30, 2021 included in Meta Financial Group, Inc.’s (“Meta” or the “Company”) Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on November 23, 2021. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements have been omitted.

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three months ended December 31, 2021 are not necessarily indicative of the results expected for the fiscal year ending September 30, 2022.

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These changes and reclassifications did not impact previously reported net income or comprehensive income.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED ACCOUNTING STANDARDS UPDATES ("ASU")

Significant accounting policies in effect and disclosed within the Company’s most recent audited consolidated financial statements as of September 30, 2021 remain substantially unchanged. The following ASUs became effective for the Company on October 1, 2021, none of which had a material impact on the Company’s significant accounting policies or Condensed Consolidated Financial Statements:

–ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.
–ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs.
–ASU 2020-10, Codification Improvements.

NOTE 3. SIGNIFICANT EVENTS

Rebranding

On December 7, 2021, the Company executed a Purchase Agreement (the “Agreement”) with Beige Key, LLC (the “Assignee”) for the sale of all of the Company’s worldwide right, title and interest in and to company names and tradenames including Meta and other "Meta" formative names including MetaBank and Meta Financial Group, and the domain names, social media accounts and goodwill associated with the foregoing (collectively, the “Meta” tradenames) in exchange for $60.0 million in cash. Subject to the terms and conditions set forth in the Agreement, the Company has one year from the Agreement execution date to phase out and cease all use of the Meta tradenames. From the date of the Agreement until the date such phase out is completed (the “Phase Out Period”), Assignee has granted the Company a non-exclusive royalty free license in the United States and Canada to use the Meta tradenames in the manner in which they were used by the Company prior to the Agreement.

The Company received $50.0 million upon execution and delivery of the Agreement, at which time the Meta tradenames were assigned to the Assignee. The Company has recognized the $50.0 million as noninterest income during the period ended December 31, 2021. The remaining $10.0 million was paid by the Assignee and is being held in an escrow account by a third-party agent until the agreed upon activities within the Phase Out Period have been completed, at which time the funds will be released to the Company. The Company’s receipt of the $10.0 million payment is contingent upon phase out activities that have not yet been completed and has not been recognized in the Company’s consolidated financial statements for the fiscal quarter ended December 31, 2021.

The Company has not incurred any material expenses related to rebranding efforts as of December 31, 2021; however, the Company is expecting to incur $15.0 million to $20.0 million in rebranding expenses over the next fiscal year.

NOTE 4. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale ("AFS") and held to maturity ("HTM") debt securities are presented below.

	Debt Securities AFS
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At December 31, 2021
Corporate securities	$25,000	$—	$—	$25,000
SBA securities	146,639	4,200	—	150,839
Obligations of states and political subdivisions	2,793	6	—	2,799
Non-bank qualified obligations of states and political subdivisions	250,241	2,056	(1,425)	250,872
Asset-backed securities	379,192	2,331	(2,674)	378,849
Mortgage-backed securities	978,336	6,962	(10,918)	974,380
Total debt securities AFS	$1,782,201	$15,555	$(15,017)	$1,782,739
At September 30, 2021
Corporate securities	$25,000	$—	$—	$25,000
SBA securities	151,958	5,251	—	157,209
Obligations of states and political subdivisions	2,497	10	—	2,507
Non-bank qualified obligations of states and political subdivisions	266,048	3,347	(1,100)	268,295
Asset-backed securities	393,103	3,003	(1,247)	394,859
Mortgage-backed securities	1,016,478	9,728	(9,177)	1,017,029
Total debt securities AFS	$1,855,084	$21,339	$(11,524)	$1,864,899

	Debt Securities HTM
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At December 31, 2021
Non-bank qualified obligations of states and political subdivisions	$47,751	$14	$(679)	$47,086
Mortgage-backed securities	3,243	35	—	3,278
Total debt securities HTM	$50,994	$49	$(679)	$50,364
At September 30, 2021
Non-bank qualified obligations of states and political subdivisions	$52,944	$103	$(471)	$52,576
Mortgage-backed securities	3,725	90	—	3,815
Total debt securities HTM	$56,669	$193	$(471)	$56,391

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in thousands)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Debt Securities AFS
At December 31, 2021
Non-bank qualified obligations of states and political subdivisions	$110,535	$(1,425)	$—	$—	$110,535	$(1,425)
Asset-backed securities	198,807	(2,376)	46,215	(298)	245,022	(2,674)
Mortgage-backed securities	702,224	(8,427)	90,298	(2,491)	792,522	(10,918)
Total debt securities AFS	$1,011,566	$(12,228)	$136,513	$(2,789)	$1,148,079	$(15,017)
At September 30, 2021
Non-bank qualified obligations of states and political subdivisions	$101,046	$(1,100)	$—	$—	$101,046	$(1,100)
Asset-backed securities	127,110	(283)	91,553	(964)	218,663	(1,247)
Mortgage-backed securities	759,035	(7,418)	60,792	(1,759)	819,827	(9,177)
Total debt securities AFS	$987,191	$(8,801)	$152,345	$(2,723)	$1,139,536	$(11,524)

Debt Securities HTM
At December 31, 2021
Non-bank qualified obligations of states and political subdivisions	$42,068	$(679)	$—	$—	$42,068	$(679)
Total debt securities HTM	$42,068	$(679)	$—	$—	$42,068	$(679)
At September 30, 2021
Non-bank qualified obligations of states and political subdivisions	$26,096	$(471)	$—	$—	$26,096	$(471)
Total debt securities HTM	$26,096	$(471)	$—	$—	$26,096	$(471)

At December 31, 2021, there were 80 securities AFS in an unrealized loss position. Management assessed each investment security with unrealized losses for credit loss and determined substantially all unrealized losses on these securities were due to credit spreads and interest rates versus credit loss. As part of that assessment, management evaluated and concluded that it is more-likely-than-not that the Company will not be required and does not intend to sell any of the securities prior to recovery of the amortized cost. At December 31, 2021, there was no ACL for debt securities AFS.

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

(Dollars in thousands)	At December 31, 2021		At September 30, 2021
Securities AFS at Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$810	$814	$810	$822
Due after one year through five years	13,009	13,245	13,026	13,378
Due after five years through ten years	76,762	77,893	50,785	52,357
Due after ten years	713,284	716,407	773,985	781,313
	803,865	808,359	838,606	847,870
Mortgage-backed securities	978,336	974,380	1,016,478	1,017,029
Total securities AFS, at fair value	$1,782,201	$1,782,739	$1,855,084	$1,864,899

	At December 31, 2021		At September 30, 2021
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities HTM at Fair Value
Due after ten years	$47,751	$47,086	$52,944	$52,576
	47,751	47,086	52,944	52,576
Mortgage-backed securities	3,243	3,278	3,725	3,815
Total securities HTM, at cost	$50,994	$50,364	$56,669	$56,391

Equity Securities
The Company held $9.9 million at December 31, 2021 and $12.7 million at September 30, 2021 in marketable equity securities. The Company recognized $2.3 million in unrealized loss in an investee during the three months ended December 31, 2021. All other marketable equity securities and related activity were insignificant for the three months ended December 31, 2021 and 2020. No marketable securities were sold during the first quarter of fiscal year 2022.

Non-marketable equity securities with a readily determinable fair value totaled $5.6 million at December 31, 2021 and $4.6 million at September 30, 2021. The Company recognized $0.3 million in unrealized losses and $0.1 million in unrealized gains during the three months ended December 31, 2021 and 2020, respectively. No such securities were sold during the first quarter of fiscal year 2022.

Non-marketable equity securities without readily determinable fair value totaled $15.9 million at December 31, 2021 and $16.0 million at September 30, 2021. There was one security sold during the first quarter of fiscal year 2022 for a $0.1 million gain.

FRB Stock
The Bank is required by federal law to subscribe to capital stock (divided into shares of $100 each) as a member of the FRB of Minneapolis with an amount equal to six per centum of the paid-up capital stock and surplus. One-half of the subscription is paid at time of application, and one-half is subject to call of the Board of Governors of the Federal Reserve System. FRB of Minneapolis stock held by the Bank totaled $19.7 million at December 31, 2021 and September 30, 2021. These equity securities are 'restricted' in that they can only be owned by member banks.

FHLB Stock
The Company's borrowings from the FHLB are secured by specific investment securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.

The investments in the FHLB stock are required investments related to the Company's membership in and current borrowings from the FHLB of Des Moines. The investments in the FHLB of Des Moines could be adversely impacted by the financial operations of the FHLB and actions of their regulator, the Federal Housing Finance Agency.

The FHLB stock is carried at cost since it is generally redeemable at par value. The carrying value of the stock held at the FHLB was $8.7 million at December 31, 2021 and $8.7 million at September 30, 2021.

These equity securities are ‘restricted’ in that they can only be sold back to the respective institution from which they were acquired or another member institution at par. Therefore, FRB and FHLB stocks are less liquid than other marketable equity securities, and the fair value approximates cost.

Equity Security Impairment
The Company evaluates impairment for investments held at cost on at least an annual basis based on the ultimate recoverability of the par value. All other equity investments, including those under the equity method, are reviewed for other-than-temporary impairment on at least a quarterly basis. The Company recognized no impairment for such investments for the three months ended December 31, 2021.

NOTE 5. LOANS AND LEASES, NET

Loans and leases consist of the following:

(Dollars in thousands)	December 31, 2021	September 30, 2021
Term lending	$1,038,378	$961,019
Asset based lending	337,236	300,225
Factoring	402,972	363,670
Lease financing	245,315	266,050
Insurance premium finance	385,473	428,867
SBA/USDA	209,521	247,756
Other commercial finance	178,853	157,908
Commercial finance	2,797,748	2,725,495
Consumer credit products	173,343	129,251
Other consumer finance	144,412	123,606
Consumer finance	317,755	252,857
Tax services	100,272	10,405
Warehouse finance	466,831	419,926
Community banking	—	199,132
Total loans and leases	3,682,606	3,607,815
Net deferred loan origination costs	1,655	1,748
Total gross loans and leases	3,684,261	3,609,563
Allowance for credit losses	(67,623)	(68,281)
Total loans and leases, net	$3,616,638	$3,541,282

During the three months ended December 31, 2021, the Company transferred $168.4 million of Community Banking loans to held for sale. During the three months ended December 31, 2020, the Company transferred $100.4 million of Community Banking loans to held for sale.

During the three months ended December 31, 2021 and 2020, the Company originated $385.6 million and $303.5 million of SBA/USDA, consumer credit product loans, and other consumer finance as held for sale, respectively.

The Company sold held for sale loans resulting in proceeds of $562.7 million and loss on sale of $4.4 million during the three months ended December 31, 2021. The Company sold held for sale loans resulting in proceeds of $451.7 million and gains on sale of $3.5 million during the three months ended December 31, 2020.

In connection with the Company's sale of the Bank's Community Bank division to Central Bank, the Company entered into a servicing agreement with Central Bank for the retained Community Bank loan portfolio that became effective on February 29, 2020 (the "Closing Date"). The Company recognized $0.2 million and $1.1 million in servicing fee expense during the three months ended December 31, 2021 and 2020, respectively, and $3.3 million for the fiscal year ended September 30, 2021.

Since the Closing Date, the Company has entered into subsequent loan portfolio sale agreements with Central Bank and other third parties. The Company sold additional loans from the retained Community Bank portfolio in the amount of $192.5 million and $129.8 million in the three months ended December 31, 2021 and 2020, respectively, and $308.1 million for the fiscal year ended September 30, 2021. All loans from the retained Community Bank portfolio have been sold as of December 31, 2021.

Loans purchased and sold by portfolio segment, including participation interests, were as follows:

	Three Months Ended December 31,
(Dollars in thousands)	2021	2020
Loans Purchased
Loans held for investment:
Commercial finance	$1,720	$—
Warehouse finance	55,993	62,631
Community banking	—	2,299
Total purchases	$57,713	$64,930
Loans Sold
Loans held for sale:
Commercial finance	$33,023	$30,324
Consumer finance	376,444	291,540
Community banking	153,222	129,788
Loans held for investment:
Community banking	30,235	—
Total sales	$592,924	$451,652

Leasing Portfolio. The net investment in direct financing and sales-type leases was comprised of the following:

(Dollars in thousands)	December 31, 2021	September 30, 2021
Carrying amount	$255,907	$278,341
Unguaranteed residual assets	13,329	14,393
Unamortized initial direct costs	435	490
Unearned income	(23,921)	(26,684)
Total net investment in direct financing and sales-type leases	$245,750	$266,540

The carrying amount of direct financing and sales-type leases subject to residual value guarantees was $4.0 million at December 31, 2021.

The components of total lease income were as follows:

	Three Months Ended December 31,
(Dollars in thousands)	2021	2020
Interest income - loans and leases
Interest income on net investments in direct financing and sales-type leases	$4,573	$5,319

Leasing and equipment finance noninterest income
Lease income from operating lease payments	11,086	10,041
Profit recorded on commencement date on sales-type leases	—	71
Other(1)	1,325	69
Total leasing and equipment finance noninterest income	12,411	10,181
Total lease income	$16,984	$15,500
(1) Other leasing and equipment finance noninterest income consists of gains (losses) on sales of leased equipment, fees and service charges on leases and gains (losses) on sales of leases.

Undiscounted future minimum lease payments receivable for direct financing and sales-type leases, and a reconciliation to the carrying amount recorded at December 31, 2021 were as follows:

(Dollars in thousands)
Remaining in 2022	$78,421
2023	86,354
2024	54,978
2025	26,113
2026	7,124
Thereafter	2,918
Total undiscounted future minimum lease payments receivable for direct financing and sales-type leases	255,908
Total carrying amount of direct financing and sales-type leases	$255,908

The Company did not record any contingent rental income from direct financing and sales-type leases in the three months ended December 31, 2021.

The COVID-19 pandemic began impacting the U.S. and global economies in the first calendar quarter of 2020, with significant deterioration of macroeconomic conditions and markets into 2021. Although macroeconomic conditions and markets have improved since the beginning of 2021, the ultimate impact of this pandemic on the Company's loan and lease portfolio remains difficult to predict. Management continues to evaluate the loan and lease portfolio in order to assess the impact on repayment sources and underlying collateral that could result in additional losses and the impact to our customers and businesses as a result of COVID-19 and will refine its estimate as more information becomes available.

Activity in the allowance for credit losses and balances of loans and leases by portfolio segment was as follows:

	Three Months Ended December 31, 2021
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$29,351	$(858)	$(2,085)	$314	$26,722
Asset based lending	1,726	911	(16)	137	2,758
Factoring	3,997	12,502	(1,275)	18	15,242
Lease financing	7,629	(822)	(16)	66	6,857
Insurance premium finance	1,394	(270)	(177)	97	1,044
SBA/USDA	2,978	233	(217)	2	2,996
Other commercial finance	1,168	181	—	—	1,349
Commercial finance	48,243	11,877	(3,786)	634	56,968
Consumer credit products	1,242	385	—	—	1,627
Other consumer finance	6,112	1,560	(819)	107	6,960
Consumer finance	7,354	1,945	(819)	107	8,587
Tax services	2	(714)	(254)	2,567	1,601
Warehouse finance	420	47	—	—	467
Community banking	12,262	(12,684)	—	422	—
Total loans and leases	68,281	471	(4,859)	3,730	67,623
Unfunded commitments(1)	690	(285)	—	—	405
Total	$68,971	$186	$(4,859)	$3,730	$68,028
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.

	Three Months Ended December 31, 2020
(Dollars in thousands)	Beginning Balance	Impact of CECL Adoption	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$15,211	$9,999	$6,026	$(3,312)	$296	$28,220
Asset based lending	1,406	164	839	(600)	—	1,809
Factoring	3,027	987	(1,416)	(1)	1,122	3,719
Lease financing	7,023	(556)	1,112	(876)	81	6,784
Insurance premium finance	2,129	(965)	488	(656)	289	1,285
SBA/USDA	940	2,720	(497)	—	1	3,164
Other commercial finance	182	364	(67)	—	—	479
Commercial finance	29,918	12,713	6,485	(5,445)	1,789	45,460
Consumer credit products	845	—	(10)	—	—	835
Other consumer finance	2,821	5,998	1,482	(218)	93	10,176
Consumer finance	3,666	5,998	1,472	(218)	93	11,011
Tax services	2	—	454	—	956	1,412
Warehouse finance	294	(1)	26	—	—	319
Community banking	22,308	(5,937)	(2,173)	(11)	—	14,187
Total loans and leases	56,188	12,773	6,264	(5,674)	2,838	72,389
Unfunded commitments(1)	32	831	(175)	—	—	688
Total	$56,220	$13,604	$6,089	$(5,674)	$2,838	$73,077
(1) Reserve for unfunded commitments is recognized within other liabilities on the Consolidated Statements of Financial Condition.

Information on loans and leases that are deemed to be collateral dependent and are evaluated individually for the ACL was as follows:

(Dollars in thousands)	At December 31, 2021	At September 30, 2021
Term lending	$68,838	$20,965
Asset based lending	5,992	—
Factoring	16,503	1,268
Lease financing	13,254	3,882
SBA/USDA	797	—
Commercial finance(1)	105,384	26,115
Community banking	—	14,915
Total	$105,384	$41,030
(1) For commercial finance, collateral dependent financial assets have collateral in the form of cash, equipment, or other business assets.

In response to the ongoing COVID-19 pandemic, the Company allowed modifications, such as payment deferrals and temporary forbearances, to credit-worthy borrowers who are experiencing temporary hardship due to the effects of COVID-19. Accordingly, if all payments were less than 30 days past due prior to the onset of the pandemic effects, the loan or lease will not be reported as past due during the deferral or forbearance period. As of December 31, 2021, $0.4 million of loan and lease balances that were granted deferral payments by the Company were still in their deferment period. These modifications consisted solely of payment deferrals ranging from 30 days to six months. These modifications are in line with applicable regulatory guidelines and, therefore, they are not reported as troubled debt restructurings. Other than the loan modifications that are on nonaccrual status, the Company is accruing and recognizing interest income on these modifications during the payment deferral period.

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

Loss - A loss asset is considered uncollectible and of such little value that the asset’s continuance on the Bank’s balance sheet is no longer warranted. This classification does not necessarily mean an asset has no recovery or salvage value, leaving room for future collection efforts.

Loans and leases, or portions thereof, are generally charged off when collection of principal becomes doubtful. Typically, this is associated with a delay or shortfall in payments of 210 days or more for commercial insurance premium finance, 180 days or more for the purchased student loan portfolios, 120 days or more for consumer credit products and leases, and 90 days or more for community banking loans and commercial finance loans. Action is taken to charge off ERO loans if such loans have not been collected by the end of June and taxpayer advance loans if such loans have not been collected by the end of the calendar year. Nonaccrual loans and troubled debt restructurings are generally individually evaluated for expected credit losses.

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

The Company has various portfolios of consumer finance and tax services loans that present unique risks that are statistically managed. Due to the unique risks associated with these portfolios, the Company monitors other credit quality indicators in their evaluation of the appropriateness of the allowance for credit losses on these portfolios, and as such, these loans are not included in the asset classification table below. The outstanding balances of consumer finance loans and tax services loans were $317.8 million and $100.3 million at December 31, 2021, respectively, and $252.9 million and $10.4 million at September 30, 2021, respectively. The amortized cost basis of loans and leases by asset classification and year of origination was as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At December 31, 2021	2022	2021	2020	2019	2018	Prior
Term lending
Pass	$145,763	$337,426	$175,447	$54,833	$37,328	$12,940	$—	$763,737
Watch	9,627	53,179	70,323	27,372	7,346	2,979	—	170,826
Special Mention	194	888	21,679	4,409	697	3,127	—	30,994
Substandard	5,040	16,035	18,469	23,418	3,582	3,922	—	70,466

Doubtful	—	140	780	1,361	74	—	—	2,355
Total	160,624	407,668	286,698	111,393	49,027	22,968	—	1,038,378
Asset based lending
Pass	—	—	—	—	—	—	235,577	235,577
Watch	—	—	—	—	—	—	30,560	30,560
Special Mention	—	—	—	—	—	—	53,240	53,240
Substandard	—	—	—	—	—	—	17,859	17,859
Total	—	—	—	—	—	—	337,236	337,236
Factoring
Pass	—	—	—	—	—	—	299,672	299,672
Watch	—	—	—	—	—	—	37,974	37,974
Special Mention	—	—	—	—	—	—	30,587	30,587
Substandard	—	—	—	—	—	—	19,425	19,425
Doubtful	—	—	—	—	—	—	15,314	15,314
Total	—	—	—	—	—	—	402,972	402,972
Lease financing
Pass	5,592	47,808	61,345	13,162	6,148	365	—	134,420
Watch	1,122	21,300	18,565	6,966	2,693	2,095	—	52,741
Special Mention	765	17,737	14,560	3,768	1,263	55	—	38,148
Substandard	—	600	11,208	5,302	786	21	—	17,917
Doubtful	—	—	—	2,089	—	—	—	2,089
Total	7,479	87,445	105,678	31,287	10,890	2,536	—	245,315
Insurance premium finance
Pass	169,134	215,844	46	3	—	—	—	385,027
Watch	—	183	—	—	—	—	—	183
Special Mention	—	66	—	—	—	—	—	66
Substandard	—	78	20	—	—	—	—	98
Doubtful	—	95	4	—	—	—	—	99
Total	169,134	216,266	70	3	—	—	—	385,473
SBA/USDA
Pass	2,851	77,090	25,399	13,028	12,525	9,859	—	140,752
Watch	—	—	19,705	1,963	—	1,350	—	23,018
Special Mention	—	—	696	1,147	4,971	1,005	—	7,819
Substandard	—	—	17,732	9,502	8,177	2,455	—	37,866
Doubtful	—	—	—	—	—	66	—	66
Total	2,851	77,090	63,532	25,640	25,673	14,735	—	209,521
Other commercial finance
Pass	20,130	28,666	764	5,885	2,428	67,777	—	125,650
Watch	—	20,000	16,807	3,322	—	—	—	40,129
Special Mention	—	—	—	—	447	—	—	447
Substandard	—	10,255	—	—	270	2,102	—	12,627
Total	20,130	58,921	17,571	9,207	3,145	69,879	—	178,853
Warehouse finance
Pass	—	—	—	—	—	—	466,831	466,831
Total	—	—	—	—	—	—	466,831	466,831
Total loans and leases
Pass	343,470	706,834	263,000	86,911	58,428	90,942	1,002,081	2,551,666
Watch	10,750	94,662	125,398	39,623	10,039	6,426	68,533	355,431
Special Mention	959	18,690	36,935	9,324	7,380	4,186	83,827	161,301
Substandard	5,040	26,967	47,433	38,221	12,814	8,499	37,284	176,258

Doubtful	—	235	784	3,450	73	66	15,315	19,923
Total	$360,219	$847,388	$473,550	$177,529	$88,734	$110,119	$1,207,040	$3,264,579

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At September 30, 2021	2021	2020	2019	2018	2017	Prior
Term lending
Pass	$362,443	$192,305	$63,708	$34,381	$3,195	$1,236	$—	$657,268
Watch	63,046	71,701	32,941	21,419	76	3,628	—	192,811
Special Mention	6,422	26,673	4,821	932	70	633	—	39,551
Substandard	18,569	16,810	26,920	3,529	928	641	—	67,397
Doubtful	252	1,673	1,756	311	—	—	—	3,992
Total	450,732	309,162	130,146	60,572	4,269	6,138	—	961,019
Asset based lending
Pass	—	—	—	—	—	—	185,432	185,432
Watch	—	—	—	—	—	—	52,072	52,072
Special Mention	—	—	—	—	—	—	43,135	43,135
Substandard	—	—	—	—	—	—	19,586	19,586
Total	—	—	—	—	—	—	300,225	300,225
Factoring
Pass	—	—	—	—	—	—	294,124	294,124
Watch	—	—	—	—	—	—	17,984	17,984
Special Mention	—	—	—	—	—	—	33,035	33,035
Substandard	—	—	—	—	—	—	18,527	18,527
Total	—	—	—	—	—	—	363,670	363,670
Lease financing
Pass	54,434	73,629	17,153	7,511	1,857	203	—	154,787
Watch	22,061	20,455	9,274	2,739	1,454	—	—	55,983
Special Mention	15,402	20,595	4,148	1,546	61	—	—	41,752
Substandard	479	4,765	4,981	831	25	—	—	11,081
Doubtful	—	6	2,402	38	1	—	—	2,447
Total	92,376	119,450	37,958	12,665	3,398	203	—	266,050
Insurance premium finance
Pass	428,131	144	9	—	—	—	—	428,284
Watch	262	5	—	—	—	—	—	267
Special Mention	58	5	—	—	—	—	—	63
Substandard	68	107	—	—	—	—	—	175
Doubtful	58	20	—	—	—	—	—	78
Total	428,577	281	9	—	—	—	—	428,867
SBA/USDA
Pass	110,122	37,006	14,461	12,760	6,525	3,779	—	184,653
Watch	—	20,431	1,996	1,670	1,394	298	—	25,789
Special Mention	—	8,333	214	3,348	177	919	—	12,991
Substandard	—	3,812	9,550	8,079	2,169	713	—	24,323
Total	110,122	69,582	26,221	25,857	10,265	5,709	—	247,756
Other commercial finance
Pass	56,957	642	5,786	6,075	3,345	60,965	—	133,770
Watch	—	17,404	3,409	451	—	—	—	21,264
Substandard	466	—	—	273	837	1,299	—	2,875
Total	57,423	18,046	9,195	6,799	4,182	62,264	—	157,909

Warehouse finance
Pass	—	—	—	—	—	—	419,926	419,926
Total	—	—	—	—	—	—	419,926	419,926
Community banking
Pass	—	—	4,159	—	5,683	472	—	10,314
Watch	—	10,134	—	10,854	6,133	—	—	27,121
Special Mention	—	—	35,916	—	—	—	—	35,916
Substandard	—	119	49,449	50,626	13,933	6,110	—	120,237
Doubtful	—	122	—	5,422	—	—	—	5,544
Total	—	10,375	89,524	66,902	25,749	6,582	—	199,132
Total loans and leases
Pass	1,012,088	303,727	105,274	60,727	20,605	66,655	899,481	2,468,557
Watch	85,369	140,131	47,620	37,132	9,057	3,926	70,056	393,291
Special Mention	21,882	55,606	45,099	5,826	307	1,552	76,171	206,443
Substandard	19,584	25,613	90,900	63,338	17,891	8,762	38,113	264,201
Doubtful	310	1,822	4,158	5,770	1	—	—	12,061
Total	$1,139,233	$526,899	$293,051	$172,793	$47,861	$80,895	$1,083,821	$3,344,553
Past due loans and leases were as follows:

	At December 31, 2021
	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Nonaccrual Balance	Total
Loans held for sale	$9	$2	$—	$11	$36,171	$36,182	$—	$—	$—

Term lending	25,308	4,350	4,331	33,989	1,004,389	1,038,378	679	12,732	13,411
Asset based lending	216	—	—	216	337,020	337,236	—	5,995	5,995
Factoring	—	—	—	—	402,972	402,972	—	15,335	15,335
Lease financing	11,721	3,227	1,803	16,751	228,564	245,315	1,783	3,051	4,834
Insurance premium finance	1,409	777	721	2,907	382,566	385,473	721	—	721
SBA/USDA	2,414	185	713	3,312	206,209	209,521	713	647	1,360
Other commercial finance	405	—	—	405	178,448	178,853	—	—	—
Commercial finance	41,473	8,539	7,568	57,580	2,740,168	2,797,748	3,896	37,760	41,656
Consumer credit products	3,307	1,838	617	5,762	167,581	173,343	617	—	617
Other consumer finance	1,573	439	917	2,929	141,483	144,412	917	—	917
Consumer finance	4,880	2,277	1,534	8,691	309,064	317,755	1,534	—	1,534
Tax services	—	—	—	—	100,272	100,272	—	—	—
Warehouse finance	—	—	—	—	466,831	466,831	—	—	—
Community banking	—	—	—	—	—	—	—	—	—
Total loans and leases held for investment	46,353	10,816	9,102	66,271	3,616,335	3,682,606	5,430	37,760	43,190
Total loans and leases	$46,362	$10,818	$9,102	$66,282	$3,652,506	$3,718,788	$5,430	$37,760	$43,190

	At September 30, 2021
	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Nonaccrual Balance	Total
Loans held for sale	$—	$—	$—	$—	$56,194	$56,194	$—	$—	$—

Term lending	11,879	2,703	5,452	20,034	940,985	961,019	2,558	14,904	17,462
Asset based lending	—	—	—	—	300,225	300,225	—	—	—
Factoring	—	—	—	—	363,670	363,670	—	1,268	1,268
Lease financing	4,909	3,336	8,401	16,646	249,404	266,050	8,345	3,158	11,503
Insurance premium finance	1,415	375	599	2,389	426,478	428,867	599	—	599
SBA/USDA	66	974	987	2,027	245,729	247,756	987	—	987
Other commercial finance	—	—	—	—	157,908	157,908	—	—	—
Commercial finance	18,269	7,388	15,439	41,096	2,684,399	2,725,495	12,489	19,330	31,819
Consumer credit products	713	527	511	1,751	127,500	129,251	511	—	511
Other consumer finance	963	285	725	1,973	121,633	123,606	725	—	725
Consumer finance	1,676	812	1,236	3,724	249,133	252,857	1,236	—	1,236
Tax services	—	—	7,962	7,962	2,443	10,405	7,962	—	7,962
Warehouse finance	—	—	—	—	419,926	419,926	—	—	—
Community banking	—	—	—	—	199,132	199,132	—	14,915	14,915
Total loans and leases held for investment	19,945	8,200	24,637	52,782	3,555,033	3,607,815	21,687	34,245	55,932
Total loans and leases	$19,945	$8,200	$24,637	$52,782	$3,611,227	$3,664,009	$21,687	$34,245	$55,932

Nonaccrual loans and leases by year of origination at December 31, 2021 were as follows:

	Amortized Cost Basis
	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior
Term lending	$—	$765	$3,106	$8,123	$611	$127	$—	$12,732	$3,025
Asset based lending	—	—	—	—	—	—	5,995	5,995	—
Factoring	—	—	—	—	—	—	15,335	15,335	—
Lease financing	—	87	18	2,380	546	20	—	3,051	—
SBA/USDA	—	—	647	—	—	—	—	647	326
Commercial finance	—	852	3,771	10,503	1,157	147	21,330	37,760	3,351
Total nonaccrual loans and leases	$—	$852	$3,771	$10,503	$1,157	$147	$21,330	$37,760	$3,351

Loans and leases that are 90 days or more delinquent and accruing by year of origination at December 31, 2021 were as follows:

	Amortized Cost Basis
	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior
Term lending	$—	$84	$595	$—	$—	$—	$—	$679
Lease financing	132	973	79	380	126	93	—	1,783
Insurance premium finance	19	702	—	—	—	—	—	721
SBA/USDA	—	—	647	—	—	66	—	713
Commercial finance	151	1,759	1,321	380	126	159	—	3,896
Consumer credit products	—	471	5	141	—	—	—	617
Other consumer finance	—	7	—	—	—	910	—	917
Consumer finance	—	478	5	141	—	910	—	1,534
Total 90 days or more delinquent and accruing	$151	$2,237	$1,326	$521	$126	$1,069	$—	$5,430

Certain loans and leases 90 days or more past due as to interest or principal continue to accrue because they are (1) well-secured and in the process of collection or (2) consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due.

When analysis of borrower or lessee operating results and financial condition indicates that underlying cash flows of the borrower’s business are not adequate to meet its debt service requirements, the loan or lease is evaluated for impairment. Often, this is associated with a delay or shortfall in scheduled payments, as described above.

The following table provides the average recorded investment in nonaccrual loans and leases:

	Three Months Ended December 31,
(Dollars in thousands)	2021	2020
Term lending	$13,922	$14,876
Asset based lending	4,011	1,074
Factoring	12,247	935
Lease financing	3,033	3,556
SBA/USDA	216	600
Commercial finance	33,429	21,041
Community banking	—	8,433
Total loans and leases	$33,429	$29,474

The recognized interest income on the Company's nonaccrual loans and leases for the three months ended December 31, 2021 and 2020 was not significant.

The Company’s troubled debt restructurings ("TDRs") typically involve forgiving a portion of interest or principal on existing loans, making loans at a rate materially less than current market rates, or extending the term of the loan. There were $10.1 million of commercial finance loans and $0.1 million of consumer finance loans that were modified in a TDR during the three months ended December 31, 2021, all of which were modified to extend the term of the loan. There were $0.1 million of consumer finance loans that were modified in a TDR during the three months ended December 31, 2020 and no community banking loans.

During the three months ended December 31, 2021, the Company had $2.3 million of commercial finance loans and $0.5 million of consumer finance loans that were modified in a TDR within the previous 12 months and for which there was a payment default. During the three months ended December 31, 2020, the Company had $0.3 million of commercial finance loans, $0.1 million of consumer finance loans, and no community banking loans that were modified in a TDR within the previous 12 months and for which there was a payment default. TDR net charge-offs and the impact of TDRs on the Company's allowance for credit losses were insignificant during the three months ended December 31, 2021 and December 31, 2020.

NOTE 6. EARNINGS PER COMMON SHARE ("EPS")

The Company has granted restricted share awards with dividend rights that are considered to be participating securities. Accordingly, a portion of the Company’s earnings is allocated to those participating securities in the earnings per share calculation under the two-class method. Basic EPS is computed using the two-class method by dividing income available to common stockholders after the allocation of dividends and undistributed earnings to the participating securities by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated using the more dilutive of the treasury stock method or the two-class method. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, and is computed after giving consideration to the weighted average dilutive effect of the Company’s stock options, performance share units, and nonvested restricted stock, where applicable. Diluted EPS under the two-class method also considers the allocation of earnings to the participating securities. Antidilutive securities are disregarded in earnings per share calculations. Diluted EPS shown below reflects the two-class method, as diluted EPS under the two-class method was more dilutive than under the treasury stock method.

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted earnings per share is presented below.

	Three Months Ended December 31,
(Dollars in thousands, except per share data)	2021	2020
Basic income per common share:
Net income attributable to Meta Financial Group, Inc.	$61,324	$28,037
Dividends and undistributed earnings allocated to participating securities	(953)	(554)
Basic net earnings available to common stockholders	60,371	27,483
Undistributed earnings allocated to nonvested restricted stockholders	929	521
Reallocation of undistributed earnings to nonvested restricted stockholders	(929)	(521)
Diluted net earnings available to common stockholders	$60,371	$27,483

Total weighted-average basic common shares outstanding	30,238,621	32,782,285
Effect of dilutive securities(1)
Performance share units	22,034	8,610
Total effect of dilutive securities	22,034	8,610
Total weighted-average diluted common shares outstanding	30,260,655	32,790,895

Net earnings per common share:
Basic earnings per common share	$2.00	$0.84
Diluted earnings per common share(2)	$2.00	$0.84
(1) Represents the effect of the assumed exercise of stock options and vesting of performance share units and restricted stock, as applicable, utilizing the treasury stock method.
(2) Excluded from the computation of diluted earnings per share for the three months ended December 31, 2021 and 2020, respectively, were 477,488 and 660,659 weighted average shares of nonvested restricted stock because their inclusion would be anti-dilutive.

NOTE 7. RENTAL EQUIPMENT, NET

Rental equipment consists of the following:

(Dollars in thousands)	December 31, 2021	September 30, 2021
Computers and IT networking equipment	$16,267	$17,683
Motor vehicles and other	95,255	87,396
Office furniture and equipment	47,400	48,828
Solar panels and equipment	147,532	125,457
Total	306,454	279,364

Accumulated depreciation	(73,301)	(67,825)
Unamortized initial direct costs	1,540	1,577
Net book value	$234,693	$213,116
Undiscounted future minimum lease payments expected to be received for operating leases at December 31, 2021 were as follows:

(Dollars in thousands)
Remaining in 2022	$27,557
2023	31,660
2024	23,698
2025	17,366
2026	10,508
Thereafter	14,227
Total undiscounted future minimum lease payments receivable for operating leases	$125,016

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

The Company held a total of $309.5 million of goodwill at December 31, 2021. The recorded goodwill is a result of multiple business combinations that have been consummated since fiscal year 2015, with the most recent pursuant to the Crestmark Acquisition that closed on August 1, 2018. Goodwill is assessed for impairment at least annually or more often if conditions indicate a possible impairment. The assessment is done at a reporting unit level, which is one level below the operating segments. See Note 14. Segment Reporting for additional information on the Company's segment reporting. There have been no changes to the carrying amount of goodwill during the three months ended December 31, 2021.

The changes in the carrying amount of the Company’s intangible assets were as follows:

(Dollars in thousands)	Trademark(1)	Non-Compete(2)	Customer Relationships(3)	All Others(4)	Total
Intangible Assets
At September 30, 2021	$9,823	$40	$17,868	$5,417	$33,148
Acquisitions during the period	—	—	—	1	1
Amortization during the period	(263)	(39)	(1,054)	(132)	(1,488)
At December 31, 2021	$9,560	$1	$16,814	$5,286	$31,661

Gross carrying amount	$14,624	$2,481	$82,088	$10,142	$109,335
Accumulated amortization	(5,064)	(2,480)	(55,026)	(4,638)	(67,208)
Accumulated impairment	—	—	(10,248)	(218)	(10,466)
At December 31, 2021	$9,560	$1	$16,814	$5,286	$31,661

At September 30, 2020	$10,901	$422	$24,333	$6,036	$41,692
Acquisitions during the period	—	—	—	5	5
Amortization during the period	(272)	(95)	(1,486)	(160)	(2,013)
Write-offs during the period	—	—	—	(24)	(24)
At December 31, 2020	$10,629	$327	$22,847	$5,857	$39,660

Gross carrying amount	$14,624	$2,481	$82,088	$10,123	$109,316
Accumulated amortization	(3,995)	(2,154)	(48,993)	(4,047)	(59,189)
Accumulated impairment	—	—	(10,248)	(219)	(10,467)
At December 31, 2020	$10,629	$327	$22,847	$5,857	$39,660
(1) Book amortization period of 5-15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 3-5 years. Amortized using the straight line method.
(3) Book amortization period of 10-30 years. Amortized using the accelerated method.
(4) Book amortization period of 3-20 years. Amortized using the straight line method.

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in the remaining nine months of fiscal 2022 and subsequent fiscal years was as follows:

(Dollars in thousands)
Remaining in 2022	$4,933
2023	5,102
2024	4,384
2025	3,826
2026	3,252
Thereafter	10,164
Total anticipated intangible amortization	$31,661

The Company tests intangible assets for impairment at least annually or more often if conditions indicate a possible impairment. There were no impairments to intangible assets during the three months ended December 31, 2021 and 2020. Intangible expense is recorded within the impairment expense line of the Condensed Consolidated Statements of Operations.

NOTE 9. OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease ROU assets, included in other assets, were $32.7 million and $25.2 million at December 31, 2021 and 2020, respectively.

Operating lease liabilities, included in accrued expenses and other liabilities, were $34.5 million and $26.7 million at December 31, 2021 and 2020, respectively.

Undiscounted future minimum operating lease payments and a reconciliation to the amount recorded as operating lease liabilities at December 31, 2021 were as follows:

(Dollars in thousands)
Remaining in 2022	$3,301
2023	3,892
2024	3,854
2025	3,718
2026	3,195
Thereafter	21,732
Total undiscounted future minimum lease payments	39,692
Discount	(5,167)
Total operating lease liabilities	$34,525

The weighted-average discount rate and remaining lease term for operating leases at December 31, 2021 were as follows:

Weighted-average discount rate	2.33%
Weighted-average remaining lease term (years)	10.90

The components of total lease costs for operating leases were as follows:

	Three Months Ended December 31,
(Dollars in thousands)	2021	2020
Lease expense	$1,137	$954
Short-term and variable lease cost	35	63
ROU asset impairment	—	224
Sublease income	(176)	(108)
Total lease cost for operating leases	$996	$1,133

NOTE 10. STOCKHOLDERS' EQUITY

Repurchase of Common Stock
The Company's Board of Directors authorized the November 20, 2019 share repurchase program to repurchase up to 7,500,000 shares of the Company's outstanding common stock. All remaining shares available for repurchase under this program were repurchased during the fiscal 2022 first quarter. This authorization was effective from November 21, 2019 through December 31, 2022. On September 7, 2021, the Company's Board of Directors announced a new share repurchase program to repurchase up to an additional 6,000,000 shares of the Company's outstanding common stock. This authorization is effective from September 3, 2021 through September 30, 2024. During the three months ended December 31, 2021, and 2020, the Company repurchased 1,711,501 and 1,864,474 shares, respectively, as part of the share repurchase programs.
Under the repurchase programs, repurchased shares were retired and designated as authorized but unissued shares. The Company accounts for repurchased shares using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. As of December 31, 2021, 5,604,375 shares of common stock remained available for repurchase.

For the three months ended December 31, 2021, and 2020, the Company also repurchased 61,172 and 79,101 shares, or $3.4 million and $1.8 million of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

NOTE 11. STOCK COMPENSATION

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

Compensation expense for share-based awards is recorded over the vesting period at the fair value of the award at the time of the grant. The exercise price of options or fair value of nonvested (restricted) shares and performance share units granted under the Company’s 2002 Omnibus Incentive Plan is equal to the fair market value of the underlying stock at the grant date, adjusted for dividends where applicable. The Company has elected, with the adoption of ASU 2016-09, to record forfeitures as they occur.

The following tables show the activity of nonvested (restricted) shares and PSUs granted, vested, or forfeited under the 2002 Omnibus Incentive Plan for the three months ended December 31, 2021. There were no options granted, exercised, or forfeited under this plan during the three months ended December 31, 2021.

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Fair Value at Grant
Nonvested shares outstanding, September 30, 2021	547,063	$30.22
Granted	136,883	57.90
Vested	(187,198)	34.38
Forfeited or expired	(8,430)	42.59
Nonvested shares outstanding, December 31, 2021	488,318	$36.17

(Dollars in thousands, except per share data)	Number of Units	Weighted Average Fair Value at Grant
Performance share units outstanding, September 30, 2021	60,894	$34.03
Granted(1)	34,235	57.03
Vested	—	—
Forfeited or expired	—	—
Performance share units outstanding, December 31, 2021	95,219	$42.30
(1) The number of PSUs granted reflects the target number of PSUs able to be earned under a given award.

At December 31, 2021, stock-based compensation expense not yet recognized in income totaled $11.6 million, which is expected to be recognized over a weighted average remaining period of 1.88 years.

NOTE 12. INCOME TAXES

The Company recorded an income tax expense of $14.3 million for the three months ended December 31, 2021, resulting in an effective tax rate of 18.89%, compared to an income tax expense of $3.5 million, or an effective tax rate of 10.77%, for the three months ended December 31, 2020. The Company’s effective tax rate was lower than the U.S. statutory rate of 21% primarily because of the anticipated effect of investment tax credits during fiscal year 2022. The Company’s effective tax rate in the future will depend in part on actual investment tax credits earned as part of its financing of solar energy projects.

The table below compares the income tax expense components for the periods presented.

	Three Months Ended December 31,
(Dollars in thousands)	2021	2020
Provision at statutory rate	$15,876	$6,630
Tax-exempt income	(172)	(249)
State income taxes	3,087	1,488
Interim period effective rate adjustment	1,827	5,467
Tax credit investments, net - federal	(5,670)	(10,123)
Research tax credit	—	(323)
IRC 162(m) nondeductible compensation	263	334
Other, net	(935)	309
Income tax expense	$14,276	$3,533
Effective tax rate	18.89%	10.77%

NOTE 13. REVENUE FROM CONTRACTS WITH CUSTOMERS

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

(Dollars in thousands)	Consumer		Commercial		Corporate Services/Other		Consolidated Company
Three Months Ended December 31,	2021	2020	2021	2020	2021	2020	2021	2020
Net interest income(1)	$26,271	$22,347	$44,926	$41,848	$416	$1,804	$71,613	$65,999
Noninterest income:
Refund transfer product fees	579	647	—	—	—	—	579	647
Tax advance product fees(1)	1,233	1,960	—	—	—	—	1,233	1,960
Payment card and deposit fees	25,132	22,564	—	—	—	—	25,132	22,564
Other bank and deposit fees	—	—	231	234	6	3	237	237
Rental income(1)	—	5	11,077	9,880	—	—	11,077	9,885
Net gain realized on investment securities(1)	—	—	—	—	137	—	137	—
Gain on sale of trademarks	—	—	—	—	50,000	—	50,000	—
Gain (loss) on sale of other(1)	—	—	4,864	2,591	(8,329)	256	(3,465)	2,847
Other income(1)	765	159	2,785	2,461	(1,889)	4,695	1,661	7,315
Total noninterest income	27,709	25,335	18,957	15,166	39,925	4,954	86,591	45,455
Revenue	$53,980	$47,682	$63,883	$57,014	$40,341	$6,758	$158,204	$111,454
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

Refund Transfer Product Fees. Refund transfer fees are specific to the tax products offered by Refund Advantage and EPS. These fees are for products, services such as payment processing, and product referral commissions. Software partner fees paid and/or incurred are recorded on a net basis. The Company’s obligation for product fees and commissions is satisfied at the time of the product delivery and obligation for payment processing is satisfied at the time of processing. The transaction price for such activity is based upon stand-alone fees within the terms and conditions. At December 31, 2021 and September 30, 2021, there were no receivables related to refund transfer fees, which reflect earned revenue with unconditional rights to payment for product fee income. All refund transfer fees are recorded within the Consumer reporting segment.

Card Fees. Card fees relate to Meta Payments, Refund Advantage, and EPS products. These fees are for products and services such as card activation, product support, processing, and servicing. The Company earns these fees based upon the underlying terms and conditions with each cardholder over the contract term. Agreements with the Company’s cardholders are considered daily service contracts as they are not fixed in duration. The Company’s obligation for card activation and product support fees is satisfied at the time of product delivery, while the obligation for processing and servicing is satisfied over the course of each month. The transaction price for such activity is based upon the stand-alone fees within the terms and conditions of the cardholder agreements. Card fee revenue also includes income from sponsorships, associations and networks, and interchange income. Sponsorship income relates to fees charged to the Company’s ATM sponsorship partners, where the obligation is satisfied over the course of each month. Association and network income reflect incentives, performance bonuses and rebates with MasterCard and Visa. The obligation for such income is satisfied at the time when certain thresholds of transaction volume have been met. Interchange income is generated by cardholder activity, and therefore the Company’s obligations are satisfied as activity occurs. The transaction price for such activity is based on underlying rates and activity thresholds within the terms and conditions of the applicable agreements. Card fee revenue also includes breakage revenue. Breakage represents the estimated amount that will not be redeemed by the holder of unregistered, unused prepaid cards for goods or services. Breakage revenue is recognized ratably over the expected customer usage period and is an estimate based on cardholder behavior and breakage rates. Breakage is also impacted by escheatment laws. Card fees are recorded within both the Consumer and Commercial reporting segments, the substantial majority of which is derived from the Company's payments divisions and reported in payments card and deposit fees. Card fees not related to the Company's payments divisions are reported within other bank and deposit fees.

Bank and Deposit Fees. Fees are earned on depository accounts for consumer and commercial customers and include fees for account services, overdraft services, and event-driven services (i.e. returned checks, ATM surcharge, card replacement, and wire transfers). The Company’s obligation for event-driven services is satisfied at the time of the event when the service is delivered, while its obligation for account services is satisfied over the course of each month. The Company’s obligation for overdraft services is satisfied at the time of overdraft. The transaction price for such activity is based upon stand-alone fees within the terms and conditions of the deposit agreements. Bank and deposit fees are recorded within both the Consumer and Commercial reporting segments, the majority of which are derived from the Company's payments divisions.

Principal vs Agent. The Consumer reporting segment includes principal/agent relationships. Within this segment, Meta Payments division relationships are recorded on a gross basis within the Condensed Consolidated Statements of Operations, as Meta is the principal in the contract, with the exception of association/network contracts and partner/processor contracts for prepaid cards, which are recorded on a net basis within the Condensed Consolidated Statements of Operations as Meta is the agent in these contracts. Also within this segment, Tax Service relationships are recorded on a gross basis within the Condensed Consolidated Statements of Operations, as Meta is the principal in the contract, with the exception of contracts with software providers and merchants, which are recorded on a net basis within the Condensed Consolidated Statements of Operations as Meta is the agent in these contracts.

NOTE 14. SEGMENT REPORTING

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met.

The Company reports its results of operations through the following three business segments: Consumer, Commercial, and Corporate Services/Other. The Meta Payments and Tax Services divisions, as well as the Consumer Credit Products and ClearBalance business lines, are reported in the Consumer segment. The Crestmark and AFS divisions are reported in the Commercial segment. The Community Bank division and Student Loan lending portfolio are included in the Corporate Services/Other segment. The Corporate Services/Other segment also includes certain shared services as well as treasury related functions such as the investment portfolio, warehouse finance, wholesale deposits and borrowings. The Company does not report indirect general and administrative expenses in the Consumer and Commercial segments.

The following tables present segment data for the Company:

	Three Months Ended December 31, 2021
(Dollars in thousands)	Consumer	Commercial	Corporate Services/Other	Total
Net interest income	$26,271	$44,926	$416	$71,613
Provision (reversal of) for credit losses	1,262	11,591	(12,667)	186
Noninterest income	27,709	18,957	39,925	86,591
Noninterest expense	19,661	33,046	29,729	82,436
Income (loss) before income tax expense	33,057	19,246	23,279	75,582

Total assets	550,336	3,260,619	3,798,703	7,609,658
Total goodwill	87,145	222,360	—	309,505
Total deposits	6,325,193	6,840	193,536	6,525,569

	Three Months Ended December 31, 2020
(Dollars in thousands)	Consumer	Commercial	Corporate Services/Other	Total
Net interest income	$22,347	$41,848	$1,804	$65,999
Provision (reversal of) for credit losses	2,366	6,467	(2,744)	6,089
Noninterest income	25,335	15,166	4,954	45,455
Noninterest expense	18,162	27,168	27,245	72,575
Income (loss) before income tax expense	27,154	23,379	(17,743)	32,790

Total assets	430,067	2,917,142	3,917,306	7,264,515
Total goodwill	87,145	222,360	—	309,505
Total deposits	5,884,638	13,230	309,923	6,207,791

NOTE 15. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The following tables summarize the fair values of debt securities available for sale and equity securities as they are measured at fair value on a recurring basis:

	Fair Value At December 31, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Debt securities AFS
Corporate securities	$25,000	$—	$25,000	$—
SBA securities	150,839	—	150,839	—
Obligations of states and political subdivisions	2,799	—	2,799	—
Non-bank qualified obligations of states and political subdivisions	250,872	—	250,872	—
Asset-backed securities	378,849	—	378,849	—
Mortgage-backed securities	974,380	—	974,380	—
Total debt securities AFS	$1,782,739	$—	$1,782,739	$—
Common equities and mutual funds(1)	$9,854	$9,854	$—	$—
Non-marketable equity securities(2)	$5,618	$—	$—	$—
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at December 31, 2021 and September 30, 2021.
(2) Consists of certain non-marketable equity securities that are measured at fair value using net asset value ("NAV") per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

	Fair Value At September 30, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Debt securities AFS
Corporate securities	$25,000	$—	$25,000	$—
SBA securities	157,209	—	157,209	—
Obligations of states and political subdivisions	2,507	—	2,507	—
Non-bank qualified obligations of states and political subdivisions	268,295	—	268,295	—
Asset-backed securities	394,859	—	394,859	—
Mortgage-backed securities	1,017,029	—	1,017,029	—
Total debt securities AFS	$1,864,899	$—	$1,864,899	$—
Common equities and mutual funds(1)	$12,668	$12,668	$—	$—
Non-marketable equity securities(2)	$4,560	$—	$—	$—
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at December 31, 2021 and September 30, 2021.
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

Loans and Leases. The Company does not record loans and leases at fair value on a recurring basis. However, if a loan or lease is individually evaluated for risk of credit loss and repayment is expected to be solely provided by the values of the underlying collateral, the Company measures fair value on a nonrecurring basis. Fair value is determined by the fair value of the underlying collateral less estimated costs to sell. The fair value of the collateral is determined based on internal estimates and/or assessments provided by third-party appraisers and the valuation relies on discount rates ranging from 4% to 35%.

The following table summarizes the assets of the Company that are measured at fair value in the Condensed Consolidated Statements of Financial Condition on a non-recurring basis:

	Fair Value At December 31, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases, net individually evaluated for credit loss
Commercial finance	$13,095	$—	$—	$13,095
Total loans and leases, net individually evaluated for credit loss	13,095	—	—	13,095
Foreclosed assets, net	298	—	—	298
Total	$13,393	$—	$—	$13,393

	Fair Value At September 30, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases, net individually evaluated for credit loss
Commercial finance	$3,404	$—	$—	$3,404
Community banking	9,371	—	—	9,371
Total loans and leases, net individually evaluated for credit loss	12,775	—	—	12,775
Foreclosed assets, net	2,077	—	—	2,077
Total	$14,852	$—	$—	$14,852

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value at December 31, 2021	Fair Value at September 30, 2021	Valuation Technique	Unobservable Input	Range of Inputs
Loans and leases, net individually evaluated for credit loss	$13,095	12,775	Market approach	Appraised values(1)	4% - 35%
Foreclosed assets, net	$298	2,077	Market approach	Appraised values(1)	9% - 20%
(1) The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimating selling costs and other inputs in a range of 4% to 35%.

Management discloses the estimated fair value of financial instruments, including assets and liabilities on and off the Condensed Consolidated Statements of Financial Condition, for which it is practicable to estimate fair value. These fair value estimates were made at December 31, 2021 and September 30, 2021 based on relevant market information and information about financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, since there is no active market for certain financial instruments of the Company, the estimates of fair value are subjective in nature, involve uncertainties, and include matters of significant judgment. Changes in assumptions as well as tax considerations could significantly affect the estimated values. Accordingly, the aggregate fair value estimates are not intended to represent the underlying value of the Company, on either a going concern or a liquidation basis.

The following tables present the carrying amount and estimated fair value of the financial instruments held by the Company:

	At December 31, 2021
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$1,230,100	$1,230,100	$1,230,100	$—	$—
Debt securities available for sale	1,782,739	1,782,739	—	1,782,739	—
Debt securities held to maturity	50,994	50,364	—	50,364	—
Common equities and mutual funds(1)	9,854	9,854	9,854	—	—
Non-marketable equity securities(1)(2)	18,567	18,567	—	12,949	—
Loans held for sale	36,182	36,182	—	36,182	—
Loans and leases	3,682,606	3,624,832	—	—	3,624,832
Federal Reserve Bank and Federal Home Loan Bank stocks	28,400	28,400	—	28,400	—
Accrued interest receivable	17,240	17,240	17,240	—	—
Financial liabilities
Deposits	6,525,569	6,525,579	6,494,700	30,879	—
Other short- and long-term borrowings	92,274	93,309	—	93,309	—
Accrued interest payable	661	661	661	—	—
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at December 31, 2021.
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
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at September 30, 2021.
(2) Includes certain non-marketable equity securities that are measured at fair value using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

NOTE 16. SUBSEQUENT EVENTS

Management has evaluated subsequent events that occurred after December 31, 2021. During this period, up to the filing date of this Quarterly Report on Form 10-Q, management did not identify any material subsequent events that would require recognition or disclosure in our Condensed Consolidated Financial Statements as of or for the quarter ended December 31, 2021.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

META FINANCIAL GROUP, INC.®
AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
Meta Financial Group, Inc.® ("Meta" or the "Company" or "us") and its wholly-owned subsidiary, MetaBank®, National Association ("MetaBank" or "the Bank") may from time to time make written or oral “forward-looking statements,” including statements contained in this Quarterly Report on Form 10-Q, the Company’s other filings with the Securities and Exchange Commission (the "SEC"), the Company’s reports to stockholders, and other communications by the Company and MetaBank, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” or the negative of those terms, or other words of similar meaning or similar expressions. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements are based on information currently available to us and assumptions about future events, and include statements with respect to the Company’s beliefs, expectations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such risks, uncertainties and other factors may cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Such statements address, among others, the following subjects: future operating results; our ability to remediate the material weakness in our internal controls over financial reporting and otherwise maintain effective internal controls over financial reporting; the expected impact of the ongoing COVID-19 pandemic and related governmental actions on our business, industry, and the capital markets; customer retention; expectations regarding the Company's and the Bank's ability to meet minimum capital ratios and capital conservation buffers; loan and other product demand; expectations concerning acquisitions and divestitures; new products and services; credit quality; the level of net charge-offs and the adequacy of the allowance for credit losses; technology; and management and other employees. The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: successfully transitioning and maintaining our executive management team; expected growth opportunities may not be realized or may take longer to realize than expected; the potential adverse effects of the ongoing COVID-19 pandemic and any governmental or societal responses thereto including the efficacy of the COVID-19 vaccines, or other unusual and infrequently occurring events; successfully completing our announced rebranding and our ability to achieve brand recognition equal to or greater than we currently enjoy; changes in tax laws; the strength of the United States' economy, and the local economies in which the Company operates; changes in trade, monetary, and fiscal policies and laws, including actual changes in interest rates and the Fed funds rate; inflation, market, and monetary fluctuations; the timely and efficient development of new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value and acceptance of these products and services by users; the Bank's ability to maintain its Durbin Amendment exemption; the risks of dealing with or utilizing third parties, including, in connection with the Company’s tax refund advance business; the risk of reduced volume of refund advance loans as a result of reduced customer demand for or usage of Meta’s strategic partners’ refund advance products; our relationship with, and any actions which may be initiated by our regulators; changes in financial services laws and regulations, including laws and regulations relating to the tax refund industry and the insurance premium finance industry and recent and potential changes in response to the ongoing COVID-19 pandemic; technological changes, including, but not limited to, the security of our electronic systems and information; the impact of acquisitions and divestitures; litigation risk; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by MetaBank of its status as a well-capitalized institution; changes in consumer spending and saving habits; losses from fraudulent or illegal activity; technological risks and developments, and cyber threats, attacks or events; and the success of the Company at maintaining its high quality asset level and managing and collecting assets of borrowers in default should problem assets increase.

The foregoing list of factors is not exclusive. We caution you not to place undue reliance on these forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q speak only as of the date hereof, and the Company does not undertake any obligation to update, revise, or clarify these forward-looking statements whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in its entirety by the cautionary statements contained or referred to in this section. Additional discussions of factors affecting the Company’s business and prospects are reflected under the caption “Risk Factors” and in other sections of the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended September 30, 2021, and in other filings made with the SEC. The Company expressly disclaims any intent or obligation to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company or its subsidiaries, whether as a result of new information, changed circumstances, or future events or for any other reason.

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

The following discussion focuses on the consolidated financial condition of the Company at December 31, 2021, compared to September 30, 2021, and the consolidated results of operations for the three months ended December 31, 2021 and 2020. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2021 and the related management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

EXECUTIVE SUMMARY

Business Development Highlights for the 2022 Fiscal First Quarter

•Entered into an agreement with Beige Key LLC to sell the Meta names and trademarks for $60 million, of which $50 million was recognized as noninterest income in the first fiscal quarter. The Company plans to use a portion of the proceeds to implement its new corporate name and brand, which is expected to be completed by the end of 2022, and estimates its rebranding expenses will range between $15.0 million to $20.0 million. The remainder of the proceeds will be used for general corporate purposes including tax-efficient capital allocation.

•Sold all remaining $192.5 million of community banking loans, reducing this portfolio to zero and generating a favorable pre-tax impact of approximately $3.9 million after netting the recovery of provision expense from the portfolio's $12.3 million allowance and the loss on sale of loans of $8.4 million.

•Extended the agreement with Emerald Financial Services, LLC, a wholly-owned, indirect subsidiary of H&R Block, through June 30, 2025. The agreement adds valuable new financial product offerings and capabilities for customers, including Spruce Accounts, a spending account with an attached debit card, and a connected savings account. These innovative products, designed to help a consumer better manage their financial resources, are powered by MetaBank.

•Originated $21.2 million in aggregate principal of renewable energy loan financing for the first quarter of fiscal 2022, resulting in $5.7 million in total net investment tax credits.

•Repurchased 1,711,501 shares, at an average price of $58.97, in the first fiscal quarter. The company purchased an additional 230,000 shares through February 3, 2022 at an average share price of $59.85 and has 5,374,375 shares available for repurchase under the common stock share repurchase program announced during the fourth quarter of fiscal year 2021.

Financial Highlights for the 2022 Fiscal First Quarter
Total revenue for the first quarter was $158.2 million, an increase of $46.7 million, or 42%, compared to the same quarter in fiscal 2021, primarily driven by the gain on sale of Meta names and trademarks.

Net interest income for the first quarter was $71.6 million, an increase of $5.6 million compared to $66.0 million in the first quarter last year.

Net interest margin ("NIM") was essentially unchanged, declining to 4.59% for the first quarter from 4.65% during the same period of last year. The increase in higher-yielding loans and leases was offset by an increase in lower-yielding investment securities balances and the continued low interest rate environment.

Total gross loans and leases at December 31, 2021 increased $243.0 million, to $3.68 billion, or 7%, compared to December 31, 2020 and increased $74.8 million, or 2%, when compared to September 30, 2021. The increase was driven by growth across our loan portfolios, partially offset by the sale of all remaining community banking loans during the quarter.

FINANCIAL CONDITION

At December 31, 2021, the Company’s total assets increased by $919.0 million to $7.61 billion compared to September 30, 2021, primarily due to an increase of $916.1 million in cash and cash equivalents.

Total cash and cash equivalents was $1.23 billion at December 31, 2021, increasing from $314.0 million at September 30, 2021, primarily resulting from an increase in noninterest-bearing deposits of $808.2 million and the net cash proceeds from the sale of our remaining legacy community bank loans of $147.1 million. Otherwise, the Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the FRB. At December 31, 2021, the Company did not have any federal funds sold.

The total investment portfolio decreased $87.8 million, or 5%, to $1.83 billion at December 31, 2021, compared to $1.92 billion at September 30, 2021, as maturities and principal pay downs exceeded purchases. The Company’s portfolio of securities customarily consists primarily of MBS, which have expected lives much shorter than the stated final maturity, non-bank qualified obligations of states and political subdivisions, which mature in approximately 15 years or less, and other tax exempt municipal mortgage related pass through securities which have average lives much shorter than their stated final maturities. All MBS held by the Company at December 31, 2021 were issued by a U.S. Government agency or instrumentality. During the three months ended December 31, 2021, the Company purchased $20.9 million of investment securities.

Loans held for sale at December 31, 2021 totaled $36.2 million, decreasing from $56.2 million at September 30, 2021. This decrease was primarily driven by a reduction in SBA/USDA loans held for sale during the three months ended December 31, 2021.

The Company’s total loans and leases increased $74.8 million, or 2%, to $3.68 billion at December 31, 2021, from $3.61 billion at September 30, 2021. The increase was primarily driven by growth in the commercial finance and warehouse finance portfolios, partially offset by the sales of the remaining community banking loans. See Note 5 to the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Tax services loans increased $89.9 million, commercial finance loans increased $72.3 million, consumer finance increased $64.9 million, and warehouse finance increased $46.9 million at December 31, 2021 compared to September 30, 2021. The increase in commercial finance loan balances was largely driven by the term lending category. The seasonality of the Company's tax services business led to the increase in tax services loans at December 31, 2021 compared to September 30, 2021.

Community banking loans decreased $199.1 million, or 100%, at December 31, 2021 compared to September 30, 2021, attributable to the sales of the remaining community banking loans.

Through the Bank, the Company owns stock in the FHLB due to the Bank’s membership and participation in this banking system as well as stock in the Federal Reserve Bank. The FHLB requires a level of stock investment based on a pre-determined formula. The Company’s investment in these stocks remained unchanged from $28.4 million at September 30, 2021 to December 31, 2021.

Total end-of-period deposits increased 18% to $6.53 billion at December 31, 2021, compared to September 30, 2021, primarily driven by an increase in noninterest-bearing deposits of $1.25 billion partially offset by a decrease in interest-bearing checking of $254.3 million. The increase in noninterest-bearing deposits was driven by government stimulus-related dollars loaded on various partner cards. As of December 31, 2021, EIP program card balances outstanding totaled $1.38 billion, of which only $28.1 million was on Meta's balance sheet with the remainder being held by other banks.

The Company's total borrowings decreased $0.6 million, or 1%, from $92.8 million at September 30, 2021 to $92.3 million at December 31, 2021.

At December 31, 2021, the Company’s stockholders’ equity totaled $826.2 million, a decrease of $45.7 million, from $871.9 million at September 30, 2021. The decrease was primarily attributable to a reduction in retained earnings related to activity from the Company's share repurchase programs. The Company and Bank remained above the federal regulatory minimum capital requirements at December 31, 2021, continued to be classified as well-capitalized, and in good standing with the regulatory agencies. See “Liquidity and Capital Resources” for further information.

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

The Company meets the Right of Set off criteria in ASC 210-20, Balance Sheet - Offsetting, for all payments negative deposit balances with the exception of DDA overdrafts. The following table summarizes the Company's negative deposit balances within the payments division:

(Dollars in Thousands)	December 31, 2021	September 30, 2021
Noninterest-bearing deposits	$6,625,632	$5,492,646
Prefunding	(314,896)	(436,111)
Discount funding	(29,515)	(26,440)
DDA overdrafts	(11,585)	(11,862)
Noninterest-bearing checking, net	$6,269,636	$5,018,233

RESULTS OF OPERATIONS

General
The Company recorded net income of $61.3 million, or $2.00 per diluted share, for the three months ended December 31, 2021, compared to net income of $28.0 million, or $0.84 per diluted share, for the three months ended December 31, 2020. Total revenue for the fiscal 2022 first quarter was $158.2 million, compared to $111.5 million for the same quarter in fiscal 2021. The increase in net income was primarily driven by the gain on sale of the Meta names and trademarks.

Net Interest Income
Net interest income for the fiscal 2022 first quarter was $71.6 million, an increase of 9%, from the same quarter in fiscal 2021. The increase was mainly attributable to an improved earning asset and liability mix, along with increased loan balances.

The first quarter average outstanding balance of loans and leases increased $211.3 million compared to the same quarter of the prior year, primarily due to increases in our core loan and lease portfolios, partially offset by the sale of the remaining community bank portfolio. The Company’s average interest-earning assets for the first quarter increased by $547.2 million to $6.18 billion compared with the same quarter in fiscal 2021, primarily due to growth in total investments and total loans and leases.

Fiscal 2022 first quarter NIM decreased to 4.59% from 4.65% in the first quarter of last year. The overall reported tax equivalent yield (“TEY”) on average earning assets decreased by 13 basis points to 4.69% compared to the prior year quarter, primarily driven by an increase in lower-yielding investment securities balances of $561.4 million. The TEY on the securities portfolio was 1.58% compared to 1.79% for the comparable period last year.

The Company's cost of funds for all deposits and borrowings averaged 0.08% during the fiscal 2022 first quarter, compared to 0.15% during the prior year quarter, primarily driven by a reduction in wholesale deposit balances along with an increase in noninterest-bearing deposits. The Company's overall cost of deposits was 0.01% in the fiscal 2022 first quarter, compared to 0.06% in the same quarter last year.

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

	Three Months Ended December 31,
	2021			2020
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)
Interest-earning assets:
Cash and fed funds sold	$594,614	$560	0.37%	$820,108	$842	0.41%
Mortgage-backed securities	1,007,030	3,864	1.52%	438,610	2,123	1.92%
Tax exempt investment securities	207,621	820	1.98%	333,729	1,215	1.83%
Asset-backed securities	387,567	1,152	1.18%	326,315	1,200	1.46%
Other investment securities	279,839	1,460	2.07%	221,986	1,111	1.98%
Total investments	1,882,057	7,296	1.58%	1,320,640	5,649	1.79%
Commercial finance	2,775,394	49,021	7.01%	2,417,691	45,630	7.49%
Consumer finance	316,573	6,114	7.66%	239,618	4,748	7.86%
Tax services	33,604	1,474	17.40%	25,104	8	0.13%
Warehouse finance	443,506	6,901	6.17%	284,199	4,933	6.89%
Community banking	137,898	1,525	4.39%	529,085	6,336	4.75%
Total loans and leases	3,706,975	65,035	6.96%	3,495,697	61,655	7.00%
Total interest-earning assets	6,183,646	$72,891	4.69%	5,636,445	$68,146	4.82%
Noninterest-earning assets	839,854			845,378
Total assets	$7,023,500			$6,481,823

Interest-bearing liabilities:
Interest-bearing checking(2)	$389	$—	0.32%	$162,748	$—	—%
Savings	80,765	5	0.03%	52,198	2	0.01%
Money markets	75,664	52	0.27%	52,620	39	0.30%
Time deposits	8,619	15	0.67%	17,390	57	1.30%
Wholesale deposits	67,384	69	0.41%	261,136	699	1.06%
Total interest-bearing deposits	232,821	141	0.24%	546,092	797	0.58%
Overnight fed funds purchased	327	—	0.31%	11	—	0.25%
Subordinated debentures	73,995	986	5.28%	73,822	1,147	6.16%
Other borrowings	18,636	151	3.22%	23,870	203	3.37%
Total borrowings	92,958	1,137	4.85%	97,703	1,350	5.48%
Total interest-bearing liabilities	325,779	1,278	1.56%	643,795	2,147	1.32%
Noninterest-bearing deposits	5,688,563	—	—%	4,880,352	—	—%
Total deposits and interest-bearing liabilities	6,014,342	$1,278	0.08%	5,524,147	$2,147	0.15%
Other noninterest-bearing liabilities	182,916			151,528
Total liabilities	6,197,258			5,675,675
Shareholders' equity	826,242			806,148
Total liabilities and shareholders' equity	$7,023,500			$6,481,823
Net interest income and net interest rate spread including noninterest-bearing deposits		$71,613	4.61%		$65,999	4.67%

Net interest margin			4.59%			4.65%
Tax equivalent effect			0.02%			0.02%
Net interest margin, tax-equivalent(3)			4.61%			4.67%
(1) Tax rate used to arrive at the TEY for the three months ended December 31, 2021 and 2020 was 21%.
(2) At December 31, 2020, $162.5 million of the total balance were interest-bearing deposits where interest expense was paid by a third party and not by the Company. On October 1, 2021, the Company reclassified the balances related to that program to noninterest bearing checking due to the product moving to noninterest bearing.
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

Provision for Credit Losses
The Company recognized provision for credit losses of $0.2 million for the three months ended December 31, 2021, as compared to $6.1 million for the comparable period in the prior fiscal year. Net charge-offs were $1.1 million for the quarter ended December 31, 2021, compared to $2.8 million for the quarter ended December 31, 2020. The majority of the net charge-offs for the quarter were attributable to the commercial finance portfolio.

Noninterest Income
Fiscal 2022 first quarter noninterest income increased to $86.6 million from $45.5 million for the same period of the prior year. The significant increase was driven by the $50 million gain on sale of the Meta names and trademarks and to a lesser extent an increase in payments fee income and rental income.

The Company also recognized a loss on sale of other during the quarter of $3.5 million, a $6.3 million decrease from the prior year period, primarily consisting of a $8.4 million loss attributable to the sale of the remaining community bank loans and a $3.4 million gain on sale of SBA loans.

Also partially offsetting the increase in noninterest income during the quarter was a decrease in other income, which includes a net unrealized loss of $3.3 million on a prior investment in MoneyLion Inc. This loss partially offsets a net unrealized gain of $4.1 million recognized by the Company during the fourth quarter of fiscal 2021 following the completion of MoneyLion's de-SPAC process and listing on the New York Stock Exchange on September 22, 2021.

Noninterest Expense
Noninterest expense increased 14% to $82.4 million for the fiscal 2022 first quarter, from $72.6 million for the same quarter last year. The increase in expense was primarily driven by an increase in compensation expense, other expense, occupancy and equipment expense, and card processing expense. When comparing the fiscal 2022 first quarter to the fourth quarter of 2021, non-interest expense decreased by $11.2 million.

Income Tax Expense
The Company recorded an income tax expense of $14.3 million, representing an effective tax rate of 18.9%, for the fiscal 2022 first quarter, compared to $3.5 million, representing an effective tax rate of 10.8%, for the first quarter last year. The increase in income tax expense was primarily due to increased earnings.

The Company originated $21.2 million in solar leases during the fiscal 2022 first quarter, compared to $38.5 million during last year's first quarter. Investment tax credits related to solar leases are recognized ratably based on income throughout each fiscal year. The timing and impact of future solar tax credits are expected to vary from period to period, and Meta intends to undertake only those tax credit opportunities that meet the Company's underwriting and return criteria.

Asset Quality
Generally, when a loan or lease becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Company will place the loan or lease on a nonaccrual status and, as a result, previously accrued interest income on the loan or lease is reversed against current income. The loan or lease will generally remain on a non-accrual status until six months of good payment history has been established or management believes the financial status of the borrower has been significantly restored. Certain relationships in the table below are over 90 days past due and still accruing. The Company considers these relationships as being in the process of collection. Insurance premium finance loans, consumer finance and tax services loans are generally not placed on non-accrual status, but are instead written off when the collection of principal and interest become doubtful.

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

The Company believes that the level of allowance for credit losses at December 31, 2021 was appropriate and reflected probable losses related to these loans and leases; however, there can be no assurance that all loans and leases will be fully collectible or that the present level of the allowance will be adequate in the future. See the section below titled “Allowance for Credit Losses” for further information.

The table below sets forth the amounts and categories of the Company's nonperforming assets.

(Dollars in thousands)	December 31, 2021	September 30, 2021
Nonperforming Loans and Leases
Nonaccruing loans and leases:
Commercial finance	$37,760	$19,330
Community banking	—	14,915
Total nonaccruing loans and leases	37,760	34,245

Accruing loans and leases delinquent 90 days or more:
Commercial finance	3,896	12,489
Consumer finance	1,534	1,236
Tax services(1)	—	7,962
Total accruing loans and leases delinquent 90 days or more	5,430	21,687
Total nonperforming loans and leases	43,190	55,932

Other Assets
Nonperforming operating leases	850	3,824

Foreclosed and repossessed assets:
Commercial finance	298	2,077
Total foreclosed and repossessed assets	298	2,077

Total other assets	1,148	5,901

Total nonperforming assets	$44,338	$61,833
Total as a percentage of total assets	0.58%	0.92%
(1) Certain tax services loans do not bear interest.

At December 31, 2021, nonperforming loans and leases totaled $43.2 million, representing 1.2% of total loans and leases, compared to $55.9 million, or 1.52% of total loans and leases at September 30, 2021.

Classified Assets. Federal regulations provide for the classification of certain loans, leases, and other assets such as debt and equity securities considered by the Bank's primary regulator, the OCC, to be of lesser quality as “substandard,” “doubtful” or “loss,” with each such classification dependent on the facts and circumstances surrounding the assets in question. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the Bank will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such minimal value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

On the basis of management’s review of its loans, leases, and other assets, at December 31, 2021, the Company had classified loans and leases of $176.3 million as substandard, $19.9 million as doubtful and none as loss. At September 30, 2021, the Company classified loans and leases of $264.2 million as substandard, $12.1 million as doubtful and none as loss.

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

The ACL represents management’s estimate of expected credit losses over the life of each financial asset as of the balance sheet date. The Company individually evaluates loans and leases that do not share similar risk characteristics with other financial assets for credit loss, generally this means loans and leases identified as troubled debt restructurings or loans and leases on nonaccrual status. All other loans and leases are evaluated collectively for credit loss. A reserve for unfunded credit commitments such as letters of credit and binding unfunded loan commitments is recorded in other liabilities on the Condensed Consolidated Statements of Financial Condition.

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

The Company's ACL totaled $67.6 million at December 31, 2021, a decrease compared to $68.3 million at September 30, 2021. The reduction in the ACL at December 31, 2021 was primarily due to a $12.3 million decrease attributable to the community banking portfolio, as all loans have now been sold. This decrease was partially offset by increases within commercial finance of $8.7 million, tax services of $1.6 million, and consumer finance of $1.2 million.

The following table presents the Company's ACL as a percentage of its total loans and leases.

	As of the Period Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Commercial finance	2.04%	1.77%	1.73%	1.77%	1.88%
Consumer finance	2.70%	2.91%	3.80%	4.70%	4.39%
Tax services	1.60%	0.02%	58.99%	12.90%	1.53%
Warehouse finance	0.10%	0.10%	0.10%	0.10%	0.10%
Community banking	—%	6.16%	4.36%	4.03%	4.01%
Total loans and leases	1.84%	1.89%	2.61%	2.71%	2.10%

Management closely monitors economic developments and considers these factors when assessing the appropriateness of its ACL. The Company's ACL as a percentage of total loans and leases decreased to 1.84% at December 31, 2021 from 1.89% at September 30, 2021. The decrease in the total loans and leases coverage ratio reflected the release of the community banking portfolio allowance. The coverage ratio for the commercial finance portfolio increased compared to September 30, 2021 quarter due to specific reserves on two individually evaluated loan relationships. The consumer finance coverage decreased primarily due to an improved overall macroeconomic outlook. The Company expects to continue to diligently monitor the ACL and adjust as necessary in future periods to maintain an appropriate and supportable level.

Management believes that, based on a detailed review of the loan and lease portfolio, historic loan and lease losses, current economic conditions, the size of the loan and lease portfolio and other factors, the level of the ACL at December 31, 2021 reflected an appropriate allowance against expected credit losses from the lending portfolio. Although the Company maintains its ACL at a level it considers to be appropriate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for credit losses will not be required in future periods.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within these financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Management has identified its critical accounting policies, which are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations, and include those for the ACL, goodwill and identifiable intangible assets. These policies involve complex and subjective decisions and assessments. Some of these estimates may be uncertain at the time they are made, could change from period to period, and could have a material impact on the financial statements. A discussion of the Company’s critical accounting policies and estimates can be found in the Company's Annual Report on Form 10-K for the year ended September 30, 2021. There were no significant changes to these critical accounting policies and estimates during the first three months of fiscal 2022.

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

At December 31, 2021, the Company had unfunded loan and lease commitments of $1.36 billion. Management believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

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

The Capital Rules require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined). At December 31, 2021, both the Company and the Bank exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements. The Company and the Bank took the accumulated other comprehensive income (“AOCI”) opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.

The tables below include certain non-GAAP financial measures that are used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies. Management reviews these measures along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and corresponding reconciliation to total equity.

At December 31, 2021	Company	Bank	Minimum to be Adequately Capitalized Under Prompt Corrective Action Provisions	Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
Tier 1 leverage capital ratio	7.39%	8.52%	4.00%	5.00%
Common equity Tier 1 capital ratio	10.88	12.90	4.50	6.50
Tier 1 capital ratio	11.20	12.91	6.00	8.00
Total capital ratio	13.80	14.16	8.00	10.00

The following table provides a reconciliation of the amounts included in the table above for the Company.

(Dollars in thousands)	Standardized Approach(1) December 31, 2021
Total stockholders' equity	$826,157
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	300,382
LESS: Certain other intangible assets	32,294
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	19,855
LESS: Net unrealized gains (losses) on available for sale securities	403
LESS: Noncontrolling interest	642
ADD: Adoption of Accounting Standards Update 2016-13	6,527
Common Equity Tier 1(1)	479,108
Long-term borrowings and other instruments qualifying as Tier 1	13,661
Tier 1 minority interest not included in common equity Tier 1 capital	444
Total Tier 1 capital	493,213
Allowance for credit losses	55,125
Subordinated debentures (net of issuance costs)	59,220
Total capital	$607,558
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

(Dollars in thousands)	At December 31, 2021
Total stockholders' equity	$826,157
LESS: Goodwill	309,505
LESS: Intangible assets	31,661
Tangible common equity	484,991
LESS: AOCI	724
Tangible common equity excluding AOCI	$484,267

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

CONTRACTUAL OBLIGATIONS

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations" in the Company’s Annual Report on Form 10-K for its fiscal year ended September 30, 2021 for a summary of our contractual obligations as of September 30, 2021. There were no material changes outside the ordinary course of our business in contractual obligations from September 30, 2021 through December 31, 2021.

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

See Note 19. Commitments and Contingencies in "Item 8. Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for its fiscal year ended September 30, 2021 for discussion of the Company’s off-balance sheet financing arrangements as of September 30, 2021. There were no material changes from September 30, 2021 through December 31, 2021.

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

The EAR analysis used in the following table reflects the required analysis used no less than quarterly by management. It models basis point parallel shifts in market interest rates over the next one-year period. The following table shows the results of the scenarios as of December 31, 2021:

Net Sensitive Earnings at Risk
		Change in Interest Income/Expense for a given change in interest rates
		Over/(Under) Base Case Parallel Shift
(Dollars in Thousands)	Book Value	-100	Base	+100	+200	+300	+400
Total interest-sensitive income	6,756,157	253,563	268,999	302,981	337,684	372,937	408,378
Total interest-sensitive expense	258,732	426	713	2,064	3,452	4,878	6,343
Net interest-sensitive income		253,137	268,286	300,917	334,232	368,059	402,035

Percentage change from base		-5.6%	—%	12.2%	24.6%	37.2%	49.9%

The EAR analysis reported at December 31, 2021, shows that Total Interest Sensitive Income will change more rapidly than Total Interest Sensitive Expense over the next year. IRR is a snapshot in time. The Company’s business and deposits are predictably cyclical on a weekly, monthly and yearly basis. The Company’s static IRR results could vary depending on which day of the week the month ends, primarily related to payroll processing and timing of when certain programs are prefunded and when the funds are received.
Under EVE analysis, the economic value of financial assets, liabilities and off-balance sheet instruments is derived under each rate scenario. The economic value of equity is calculated as the difference between the estimated market value of assets and liabilities, net of the impact of off-balance sheet instruments.
The EVE analysis used in the following table reflects the required analysis used no less than quarterly by management. It models immediate basis point parallel shifts in market interest rates. The following table shows the results of the scenarios as December 31, 2021:

Economic Value Sensitivity
	Standard (Parallel Shift)
	Economic Value of Equity at Risk %
	-100	+100	+200	+300	+400
Percentage change from base	-15.3%	11.2%	20.0%	27.5%	34.7%

The EVE at risk reported at December 31, 2021 shows that the economic value of equity position is expected to benefit from rising interest rates due to the large amount of noninterest-bearing funding.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management evaluated the Company's disclosure controls and procedures. The evaluation was performed under the direction of the Company's Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of December 31, 2021, of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2021, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Based on this evaluation, management concluded that, as of the end of the period covered by this report, there were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the fiscal first quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

META FINANCIAL GROUP, INC.
PART II - OTHER INFORMATION

FORM 10-Q

Item 1. Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our properties are subject. There are no material proceedings known to us to be contemplated by any governmental authority. From time to time, we are involved in a variety of litigation matters in the ordinary course of our business and anticipate that we will become involved in new litigation matters in the future.

Item 1A. Risk Factors

A description of our risk factors can be found in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. There were no material changes to those risk factors during the three months ended December 31, 2021, except that the following risk factor is hereby added:

We are planning to rebrand and the rebranding strategy may not produce the benefits expected, may involve substantial costs and may not be favorably received by our customers.

To reflect the evolution and growth of our business, including our corporate mission of financial inclusion for all®, we are planning to rebrand under a name to be determined as part of the rebranding process. As previously announced, in connection with the sale of our rights to our current trade names and marks including METABANK and META FINANCIAL GROUP for $60 million, we have agreed to phase out and cease all use of the META marks and names, and change our corporate names by December 7, 2022.

Developing and maintaining awareness and integrity of our brand are important to achieving widespread acceptance of our existing and future product and service offerings and attracting new customers. Successful promotion of our rebranding will depend on the effectiveness of our marketing efforts and on our ability to provide reliable and useful banking solutions. We plan to invest resources to promote our new brand, but we cannot predict how such marketing efforts will be received and there is no guarantee that we will be able to achieve or maintain brand recognition or status under our new names and marks that is comparable to the recognition and status we previously enjoyed. If our rebranding strategy does not produce the benefits expected, it could adversely affect our ability to retain and attract customers, and may have a negative impact on our operations, business, financial results and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities.

The Company's Board of Directors authorized a 7,500,000 share repurchase program on November 20, 2019 that was publicly announced on November 20, 2019 and is scheduled to expire on December 31, 2022. All remaining shares available for repurchase under this program were repurchased during the fiscal 2022 first quarter. On September 3, 2021, the Company's Board of Directors authorized an additional 6,000,000 share repurchase program that was publicly announced on September 7, 2021 and is scheduled to expire on September 30, 2024. The table below sets forth information regarding repurchases of our common stock during the fiscal 2022 first fiscal quarter.

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(1)(2)	Total Number Of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number Of Shares that may yet be Purchased Under the Plans or Programs
October 1 to 31	901,654	$58.63	843,600	6,472,276
November 1 to 30	481,663	62.40	478,545	5,993,731
December 1 to 31	389,356	58.27	389,356	5,604,375
Total	1,772,673		1,711,501
(1) All shares not purchased as part of the Company's publicly announced repurchase program were acquired in satisfaction of the tax withholding obligations of holders of restricted stock unit awards, which vested during the quarter.
(2) The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

Item 6. Exhibits.

Exhibit Number	Description
10.1*	Purchase Agreement, dated December 7, 2021, between the Company and Beige Key LLC.

31.1	Section 302 certification of Chief Executive Officer.

31.2	Section 302 certification of Chief Financial Officer.

32.1	Section 906 certification of Chief Executive Officer.

32.2	Section 906 certification of Chief Financial Officer.

101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Condensed Consolidated Statements of Financial Condition, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements, tagged in summary and in detail.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

META FINANCIAL GROUP, INC.

Date: February 8, 2022	By:	/s/ Brett L. Pharr
Brett L. Pharr,
Chief Executive Officer and Director

Date: February 8, 2022	By:	/s/ Glen W. Herrick
Glen W. Herrick,
Executive Vice President and Chief Financial Officer