Form 10-Q
period 2022-03-31
META FINANCIAL GROUP INC
filed 2022-05-09
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at May 3, 2022:
Common Stock, $.01 par value	29,364,982	Shares
Nonvoting Common Stock, $.01 par value	0	Nonvoting shares

META FINANCIAL GROUP, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	March 31, 2022	September 30, 2021
ASSETS	(Unaudited)	(Audited)
Cash and cash equivalents	$237,680	$314,019
Securities available for sale, at fair value	2,043,478	1,864,899
Securities held to maturity, at amortized cost (fair value $45,436 and $56,391, respectively)	47,287	56,669
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	28,812	28,400
Loans held for sale	31,410	56,194
Loans and leases	3,730,190	3,609,563
Allowance for credit losses	(88,552)	(68,281)
Accrued interest receivable	19,115	16,254
Premises, furniture, and equipment, net	43,167	44,888
Rental equipment, net	213,033	213,116
Foreclosed real estate and repossessed assets, net	112	2,077
Goodwill and intangible assets	338,795	342,653
Prepaid assets	15,264	10,513
Other assets	227,448	199,686
Total assets	$6,887,239	$6,690,650

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$5,829,886	$5,514,971
Long-term borrowings	91,386	92,834
Accrued expenses and other liabilities	202,561	210,961
Total liabilities	6,123,833	5,818,766

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued and no shares outstanding at March 31, 2022 and September 30, 2021, respectively	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 29,443,911 and 31,686,483 shares issued, 29,362,844 and 31,669,952 shares outstanding at March 31, 2022 and September 30, 2021, respectively	294	317
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at March 31, 2022 and September 30, 2021, respectively	—	—
Additional paid-in capital	612,917	604,484
Retained earnings	223,760	259,189
Accumulated other comprehensive income (loss)	(69,374)	7,599
Treasury stock, at cost, 81,067 and 16,531 common shares at March 31, 2022 and September 30, 2021, respectively	(4,513)	(860)
Total equity attributable to parent	763,084	870,729
Noncontrolling interest	322	1,155
Total stockholders’ equity	763,406	871,884
Total liabilities and stockholders’ equity	$6,887,239	$6,690,650
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Interest and dividend income:
Loans and leases, including fees	$75,540	$68,472	$140,575	$130,128
Mortgage-backed securities	5,446	2,608	9,310	4,730
Other investments	4,191	4,589	8,183	8,956
	85,177	75,669	158,068	143,814
Interest expense:
Deposits	165	445	306	1,241
FHLB advances and other borrowings	1,212	1,374	2,349	2,724
	1,377	1,819	2,655	3,965

Net interest income	83,800	73,850	155,413	139,849

Provision for credit losses	32,302	30,290	32,488	36,379

Net interest income after provision for credit losses	51,498	43,560	122,925	103,470

Noninterest income:
Refund transfer product fees	27,805	22,680	28,384	23,327
Tax advance product fees	39,299	44,562	40,532	46,522
Payments card and deposit fees	26,270	29,875	51,402	52,439
Other bank and deposit fees	250	133	487	370
Rental income	11,375	9,846	22,452	19,731
Gain on sale of securities	260	6	397	6
Gain on sale of trademarks	—	—	50,000	—
Gain (loss) on sale of other	626	2,133	(2,839)	4,981
Other income	3,881	4,218	5,542	11,532
Total noninterest income	109,766	113,453	196,357	158,908

Noninterest expense:
Compensation and benefits	45,047	43,932	83,272	76,263
Refund transfer product expense	6,260	6,146	6,398	6,207
Tax advance product expense	2,002	2,189	2,185	2,559
Card processing	7,457	7,212	14,629	13,329
Occupancy and equipment expense	8,500	6,748	16,849	13,636
Operating lease equipment depreciation	8,737	7,419	17,185	15,000
Legal and consulting	9,347	6,045	15,555	11,292
Intangible amortization	2,169	2,757	3,657	4,770
Impairment expense	—	554	—	1,713
Other expense	13,641	12,969	25,866	23,777
Total noninterest expense	103,160	95,971	185,596	168,546

Income before income tax expense	58,104	61,042	133,686	93,832

Income tax expense	8,002	1,133	22,278	4,665

Net income before noncontrolling interest	50,102	59,909	111,408	89,167
Net income attributable to noncontrolling interest	851	843	833	2,064
Net income attributable to parent	$49,251	$59,066	$110,575	$87,103

Earnings per common share:
Basic	$1.66	$1.84	$3.66	$2.66
Diluted	$1.66	$1.84	$3.66	$2.65
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2022	2021	2022	2021
Net income before noncontrolling interest	$50,102	$59,909	$111,408	$89,167

Other comprehensive income (loss):
Change in net unrealized gain (loss) on debt securities	(93,632)	(9,923)	(102,774)	(7,077)
Net (gain) realized on investment securities	(260)	(6)	(397)	(6)
	(93,892)	(9,929)	(103,171)	(7,083)
Unrealized gain on currency translation	143	126	209	571
Deferred income tax effect	(23,651)	(2,493)	(25,989)	(1,779)
Total other comprehensive (loss)	(70,098)	(7,310)	(76,973)	(4,733)
Total comprehensive income (loss)	(19,996)	52,599	34,435	84,434
Total comprehensive income attributable to noncontrolling interest	851	843	833	2,064
Comprehensive income (loss) attributable to parent	$(20,847)	$51,756	$33,602	$82,370
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(Dollars in thousands, except per share data)	Meta Financial Group, Inc.
Three Months Ended March 31, 2022	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Meta Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
Balance, December 31, 2021	$301	$610,816	$217,991	$724	$(4,318)	$825,514	$642	$826,156
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,482)	—	—	(1,482)	—	(1,482)
Repurchases of common stock	(7)	7	(42,000)	—	(195)	(42,195)	—	(42,195)
Stock compensation	—	2,094	—	—	—	2,094	—	2,094
Total other comprehensive (loss)	—	—	—	(70,098)	—	(70,098)	—	(70,098)
Net income	—	—	49,251	—	—	49,251	851	50,102
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(1,171)	(1,171)
Balance, March 31, 2022	$294	$612,917	$223,760	$(69,374)	$(4,513)	$763,084	$322	$763,406

Three Months Ended March 31, 2021
Balance, December 31, 2020	$326	$598,669	$198,000	$20,119	$(5,440)	$811,674	$1,536	$813,210
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,595)	—	—	(1,595)	—	(1,595)
Repurchases of common stock	(7)	7	(30,000)	—	(215)	(30,215)	—	(30,215)
Stock compensation	—	2,546	—	—	—	2,546	—	2,546
Total other comprehensive (loss)	—	—	—	(7,310)	—	(7,310)	—	(7,310)
Net income	—	—	59,066	—	—	59,066	843	59,909
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(1,287)	(1,287)
Balance, March 31, 2021	$319	$601,222	$225,471	$12,809	$(5,655)	$834,166	$1,092	$835,258

(Dollars in thousands, except per share data)	Meta Financial Group, Inc.
Six Months Ended March 31, 2022	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Meta Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
Balance, September 30, 2021	$317	$604,484	$259,189	$7,599	$(860)	$870,729	$1,155	$871,884
Cash dividends declared on common stock ($0.10 per share)	—	—	(3,004)	—	—	(3,004)	—	(3,004)
Issuance of common stock due to ESOP	1	2,885	—	—	—	2,886	—	2,886
Repurchases of common stock	(24)	24	(143,000)	—	(3,653)	(146,653)	—	(146,653)
Stock compensation	—	5,524	—	—	—	5,524	—	5,524
Total other comprehensive (loss)	—	—	—	(76,973)	—	(76,973)	—	(76,973)
Net income	—	—	110,575	—	—	110,575	833	111,408
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(1,666)	(1,666)
Balance, March 31, 2022	$294	$612,917	$223,760	$(69,374)	$(4,513)	$763,084	$322	$763,406

Six Months Ended March 31, 2021
Balance, September 30, 2020	$344	$594,569	$234,927	$17,542	$(3,677)	$843,705	$3,603	$847,308
Adoption of Accounting Standards Update 2016-13, net of income taxes	—	—	(8,351)	—	—	(8,351)	(2,452)	(10,803)
Cash dividends declared on common stock ($0.10 per share)	—	—	(3,209)	—	—	(3,209)	—	(3,209)
Issuance of common stock due to ESOP	2	3,034	—	—	—	3,036	—	3,036
Repurchases of common stock	(27)	27	(84,999)	—	(1,978)	(86,977)	—	(86,977)
Stock compensation	—	3,592	—	—	—	3,592	—	3,592
Total other comprehensive (loss)	—	—	—	(4,733)	—	(4,733)	—	(4,733)
Net income	—	—	87,103	—	—	87,103	2,064	89,167
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(2,123)	(2,123)
Balance, March 31, 2021	$319	$601,222	$225,471	$12,809	$(5,655)	$834,166	$1,092	$835,258
See Notes to Condensed Consolidated Financial Statements.

META FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income before noncontrolling interest	$111,408	$89,167
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	30,753	28,414
Provision for credit losses	32,488	36,379
Provision (reversal of) for deferred taxes	14,091	(5,933)
Originations of loans held for sale	(555,397)	(361,722)
Proceeds from sales of loans held for sale	723,942	575,931
Net change in loans held for sale	8,834	5,500
Fair value adjustment of foreclosed real estate	250	466
Net realized (gain) on securities available for sale, net	—	(6)
Net realized (gain) on securities held to maturity, net	(397)	—
Net realized (gain) loss on loans held for sale	4,065	(4,610)
Net realized loss on premise, furniture, and equipment	43	—
Net realized (gain) on lease receivables and equipment	(1,063)	(360)
Net realized (gain) on foreclosed real estate and repossessed assets	—	(4)
Net realized (gain) on trademarks	(50,000)	—
Change in bank-owned life insurance value	(1,212)	(1,227)
Net change in accrued interest receivable	(2,862)	(801)
Net change in other assets	(20,718)	(28,635)
Net change in accrued expenses and other liabilities	(8,400)	49,774
Stock compensation	5,524	3,592
Net cash provided by operating activities	291,349	385,925

Cash flows from investing activities:
Purchases of securities available for sale	(470,067)	(411,458)
Proceeds from sales of securities available for sale	—	50,468
Proceeds from maturities of and principal collected on securities available for sale	184,107	137,635
Proceeds from sales of securities held to maturity	460	—
Proceeds from maturities of and principal collected on securities held to maturity	8,937	19,536
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(103,573)	(1,295)
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	103,160	—
Purchases of loans and leases	(88,913)	(99,083)
Proceeds from sales of loans and leases	45,784	12,005
Net change in loans and leases	(69,966)	(353,781)
Purchases of premises, furniture, and equipment	(3,718)	(4,254)
Proceeds from sales of premises, furniture, and equipment	35	—
Purchases of rental equipment	(196,043)	(26,212)
Proceeds from sales of rental equipment	6,811	7,830
Net change in rental equipment	(1,567)	—
Proceeds from sales of foreclosed real estate and repossessed assets	1,715	8,021
Proceeds from sale of trademarks	50,000	—
Net cash (used in) investing activities	(532,838)	(660,588)

Cash flows from financing activities:
Net change in deposits	314,915	3,663,213
Principal payments on capital lease obligations	(74)	(16)
Principal payments on other liabilities	(1,463)	(2,957)
Dividends paid on common stock	(3,004)	(3,209)
Issuance of common stock due to ESOP	2,886	3,036
Repurchases of common stock	(146,653)	(86,977)
Distributions to noncontrolling interest	(1,666)	(2,123)
Net cash provided by financing activities	164,941	3,570,967

Effect of exchange rate changes on cash	209	571

Net change in cash and cash equivalents	(76,339)	3,296,875

Cash and cash equivalents at beginning of fiscal year	314,019	427,367
Cash and cash equivalents at end of fiscal period	$237,680	$3,724,242

	Six Months Ended March 31,
(Dollars in thousands)	2022	2021
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,663	$3,063
Income taxes	9,381	3,176
Franchise taxes	100	100
Other taxes	432	591
Supplemental schedule of non-cash investing activities:
Transfers
Held for sale to loans and leases	14,731	—
Loans and leases to held for sale	169,045	99,922
Loans and leases to rental equipment	2,634	2,378
Loans and leases to foreclosed real estate and repossessed assets	—	9
Rental equipment to loan and leases	177,193	62
Recognition of operating lease ROU assets, net of measurements	—	12,681
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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three and six months ended March 31, 2022 are not necessarily indicative of the results expected for the fiscal year ending September 30, 2022.

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

The Company received $50.0 million upon execution and delivery of the Agreement, at which time the Meta tradenames were assigned to the Assignee. The Company has recognized the $50.0 million as noninterest income during the period ended December 31, 2021. The remaining $10.0 million was paid by the Assignee and is being held in an escrow account by a third-party agent until the agreed upon activities within the Phase Out Period have been completed, at which time the funds will be released to the Company. The Company’s receipt of the $10.0 million payment is contingent upon phase out activities that have not yet been completed and has not been recognized in the Company’s consolidated financial statements for the fiscal quarter ended March 31, 2022.

On March 29, 2022, the Company announced it is changing its name to Pathward Financial, Inc.™ ("Pathward"), and its bank subsidiary MetaBank®, N.A. is changing to Pathward™, N.A. Certain changes will be made immediately, with a full transition to Pathward expected by the end of this calendar year, including the launch of a new brand identity and website. The Company will continue to serve its customers under existing brand names during the transition.

The Company recognized $2.8 million of noninterest expense related to rebranding efforts during the second quarter of fiscal 2022.

NOTE 4. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale ("AFS") and held to maturity ("HTM") debt securities are presented below.

	Debt Securities AFS
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At March 31, 2022
Corporate securities	$25,000	$—	$(1,750)	$23,250
SBA securities	137,330	1,429	(1,359)	137,400
Obligations of states and political subdivisions	2,777	1	(72)	2,706
Non-bank qualified obligations of states and political subdivisions	249,576	153	(9,306)	240,423
Asset-backed securities	361,408	1,636	(9,463)	353,581
Mortgage-backed securities	1,360,741	232	(74,855)	1,286,118
Total debt securities AFS	$2,136,832	$3,451	$(96,805)	$2,043,478
At September 30, 2021
Corporate securities	$25,000	$—	$—	$25,000
SBA securities	151,958	5,251	—	157,209
Obligations of states and political subdivisions	2,497	10	—	2,507
Non-bank qualified obligations of states and political subdivisions	266,048	3,347	(1,100)	268,295
Asset-backed securities	393,103	3,003	(1,247)	394,859
Mortgage-backed securities	1,016,478	9,728	(9,177)	1,017,029
Total debt securities AFS	$1,855,084	$21,339	$(11,524)	$1,864,899

	Debt Securities HTM
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At March 31, 2022
Non-bank qualified obligations of states and political subdivisions	$44,369	$—	$(1,768)	$42,601
Mortgage-backed securities	2,918	—	(83)	2,835
Total debt securities HTM	$47,287	$—	$(1,851)	$45,436
At September 30, 2021
Non-bank qualified obligations of states and political subdivisions	$52,944	$103	$(471)	$52,576
Mortgage-backed securities	3,725	90	—	3,815
Total debt securities HTM	$56,669	$193	$(471)	$56,391

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in thousands)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Debt Securities AFS
At March 31, 2022
Corporate securities	$23,250	$(1,750)	$—	$—	$23,250	$(1,750)
SBA securities	50,022	(1,359)	—	—	50,022	(1,359)
Obligations of state and political subdivisions	2,158	(72)	—	—	2,158	(72)
Non-bank qualified obligations of states and political subdivisions	214,073	(9,180)	1,314	(126)	215,387	(9,306)
Asset-backed securities	154,196	(4,375)	111,397	(5,088)	265,593	(9,463)
Mortgage-backed securities	1,014,462	(58,435)	206,040	(16,420)	1,220,502	(74,855)
Total debt securities AFS	$1,458,161	$(75,171)	$318,751	$(21,634)	$1,776,912	$(96,805)
At September 30, 2021
Non-bank qualified obligations of states and political subdivisions	$101,046	$(1,100)	$—	$—	$101,046	$(1,100)
Asset-backed securities	127,110	(283)	91,553	(964)	218,663	(1,247)
Mortgage-backed securities	759,035	(7,418)	60,792	(1,759)	819,827	(9,177)
Total debt securities AFS	$987,191	$(8,801)	$152,345	$(2,723)	$1,139,536	$(11,524)

Debt Securities HTM
At March 31, 2022
Non-bank qualified obligations of states and political subdivisions	$42,602	$(1,768)	$—	$—	$42,602	$(1,768)
Mortgage-backed securities	2,835	(83)	—	—	2,835	(83)
Total debt securities HTM	$45,437	$(1,851)	$—	$—	$45,437	$(1,851)
At September 30, 2021
Non-bank qualified obligations of states and political subdivisions	$26,096	$(471)	$—	$—	$26,096	$(471)
Total debt securities HTM	$26,096	$(471)	$—	$—	$26,096	$(471)

At March 31, 2022, there were 80 securities AFS in an unrealized loss position. Management assessed each investment security with unrealized losses for credit loss and determined substantially all unrealized losses on these securities were due to credit spreads and interest rates versus credit loss. As part of that assessment, management evaluated and concluded that it is more-likely-than-not that the Company will not be required and does not intend to sell any of the securities prior to recovery of the amortized cost. At March 31, 2022, there was no ACL for debt securities AFS.

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

(Dollars in thousands)	At March 31, 2022		At September 30, 2021
Securities AFS at Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$240	$241	$810	$822
Due after one year through five years	11,029	10,855	13,026	13,378
Due after five years through ten years	74,314	71,056	50,785	52,357
Due after ten years	690,508	675,208	773,985	781,313
	776,091	757,360	838,606	847,870
Mortgage-backed securities	1,360,741	1,286,118	1,016,478	1,017,029
Total securities AFS, at fair value	$2,136,832	$2,043,478	$1,855,084	$1,864,899

	At March 31, 2022		At September 30, 2021
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities HTM at Fair Value
Due after ten years	$44,369	$42,601	$52,944	$52,576
	44,369	42,601	52,944	52,576
Mortgage-backed securities	2,918	2,835	3,725	3,815
Total securities HTM, at cost	$47,287	$45,436	$56,669	$56,391

Equity Securities
The Company held $3.9 million at March 31, 2022 and $12.7 million at September 30, 2021 in marketable equity securities. The Company recognized $3.8 million and none in unrealized loss on marketable equity securities during the six months ended March 31, 2022 and 2021, respectively, which is attributable to an investee becoming publicly traded during fiscal year 2021. All other marketable equity securities and related activity were insignificant for the six months ended March 31, 2022 and 2021. There was one marketable security sold during the six months ended March 31, 2022 for a $0.3 million gain.

Non-marketable equity securities with a readily determinable fair value totaled $6.2 million at March 31, 2022 and $4.6 million at September 30, 2021. The Company recognized $0.3 million in unrealized gains and $0.2 million in unrealized gains during the six months ended March 31, 2022 and 2021, respectively. No such securities were sold during the six months ended March 31, 2022.

Non-marketable equity securities without readily determinable fair value totaled $20.9 million at March 31, 2022 and $16.0 million at September 30, 2021. There was one security sold during the six months ended March 31, 2022 for a $0.1 million gain.

FRB Stock
The Bank is required by federal law to subscribe to capital stock (divided into shares of $100 each) as a member of the FRB of Minneapolis with an amount equal to six per centum of the paid-up capital stock and surplus. One-half of the subscription is paid at time of application, and one-half is subject to call of the Board of Governors of the Federal Reserve System. FRB of Minneapolis stock held by the Bank totaled $19.7 million at March 31, 2022 and September 30, 2021. These equity securities are 'restricted' in that they can only be owned by member banks.

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

The FHLB stock is carried at cost since it is generally redeemable at par value. The carrying value of the stock held at the FHLB was $9.1 million at March 31, 2022 and $8.7 million at September 30, 2021.

These equity securities are ‘restricted’ in that they can only be sold back to the respective institution from which they were acquired or another member institution at par. Therefore, FRB and FHLB stocks are less liquid than other marketable equity securities, and the fair value approximates cost.

Equity Security Impairment
The Company evaluates impairment for investments held at cost on at least an annual basis based on the ultimate recoverability of the par value. All other equity investments, including those under the equity method, are reviewed for other-than-temporary impairment on at least a quarterly basis. The Company recognized no impairment for such investments for the six months ended March 31, 2022.

NOTE 5. LOANS AND LEASES, NET

Loans and leases consist of the following:

(Dollars in thousands)	March 31, 2022	September 30, 2021
Term lending	$1,111,076	$961,019
Asset based lending	382,355	300,225
Factoring	394,865	363,670
Lease financing	235,397	266,050
Insurance premium finance	403,681	428,867
SBA/USDA	214,195	247,756
Other commercial finance	173,260	157,908
Commercial finance	2,914,829	2,725,495
Consumer credit products	171,847	129,251
Other consumer finance	111,922	123,606
Consumer finance	283,769	252,857
Tax services	85,999	10,405
Warehouse finance	441,496	419,926
Community banking	—	199,132
Total loans and leases	3,726,093	3,607,815
Net deferred loan origination costs	4,097	1,748
Total gross loans and leases	3,730,190	3,609,563
Allowance for credit losses	(88,552)	(68,281)
Total loans and leases, net	$3,641,638	$3,541,282

During the six months ended March 31, 2022, the Company transferred $169.0 million of Community Banking loans to held for sale. During the six months ended March 31, 2021, the Company transferred $99.9 million of Community Banking loans to held for sale.

During the six months ended March 31, 2022 and 2021, the Company originated $555.4 million and $361.7 million of consumer finance and SBA/USDA as held for sale, respectively.

The Company sold held for sale loans resulting in proceeds of $723.9 million and loss on sale of $4.1 million during the six months ended March 31, 2022. The Company sold held for sale loans resulting in proceeds of $476.0 million and gains on sale of $4.6 million during the six months ended March 31, 2021.

In connection with the Company's sale of the Bank's Community Bank division to Central Bank, the Company entered into a servicing agreement with Central Bank for the retained Community Bank loan portfolio that became effective on February 29, 2020 (the "Closing Date"). The Company recognized $0.2 million and $1.6 million in servicing fee expense during the six months ended March 31, 2022 and 2021, respectively, and $3.3 million for the fiscal year ended September 30, 2021.

Since the Closing Date, the Company has entered into subsequent loan portfolio sale agreements with Central Bank and other third parties. The Company sold additional loans from the retained Community Bank portfolio in the amount of $192.5 million and $233.0 million in the six months ended March 31, 2022 and 2021, respectively, and $308.1 million for the fiscal year ended September 30, 2021. All loans from the retained Community Bank portfolio have been sold as of December 31, 2021.

Loans purchased and sold by portfolio segment, including participation interests, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2022	2021	2022	2021
Loans Purchased
Loans held for investment:
Commercial finance	$1,378	$—	$3,098	$—
Warehouse finance	29,822	33,605	85,815	96,236
Community banking	—	548	—	2,847
Total purchases	$31,200	$34,153	$88,913	$99,083
Loans Sold
Loans held for sale:
Commercial finance	$14,090	$4,591	$47,113	$34,915
Consumer finance	147,163	19,791	523,607	311,331
Community banking	—	—	153,222	129,788
Loans held for investment:
Commercial finance	15,549	—	15,549	—
Community banking	—	—	30,235	—
Total sales	$176,802	$24,382	$769,726	$476,034

Leasing Portfolio. The net investment in direct financing and sales-type leases was comprised of the following:

(Dollars in thousands)	March 31, 2022	September 30, 2021
Carrying amount	$244,030	$278,341
Unguaranteed residual assets	13,009	14,393
Unamortized initial direct costs	406	490
Unearned income	(21,642)	(26,684)
Total net investment in direct financing and sales-type leases	$235,803	$266,540

Undiscounted future minimum lease payments receivable for direct financing and sales-type leases, and a reconciliation to the carrying amount recorded at March 31, 2022 were as follows:

(Dollars in thousands)
Remaining in 2022	$52,751
2023	90,718
2024	59,489
2025	28,337
2026	9,087
Thereafter	3,648
Total undiscounted future minimum lease payments receivable for direct financing and sales-type leases	244,030
Third-party residual value guarantees	—
Total carrying amount of direct financing and sales-type leases	$244,030

The Company did not record any contingent rental income from direct financing and sales-type leases in the six months ended March 31, 2022.

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

Activity in the allowance for credit losses and balances of loans and leases by portfolio segment was as follows:

	Three Months Ended March 31, 2022
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$26,722	$1,954	$(1,822)	$714	$27,568
Asset based lending	2,758	(175)	—	—	2,583
Factoring	15,242	823	(9,590)	51	6,526
Lease financing	6,857	(395)	(95)	104	6,471
Insurance premium finance	1,044	59	(106)	60	1,057
SBA/USDA	2,996	(53)	—	—	2,943
Other commercial finance	1,349	(152)	—	—	1,197
Commercial finance	56,968	2,061	(11,613)	929	48,345
Consumer credit products	1,627	(6)	—	—	1,621
Other consumer finance	6,960	1,157	(802)	73	7,388
Consumer finance	8,587	1,151	(802)	73	9,009
Tax services	1,601	28,972	—	184	30,757
Warehouse finance	467	(26)	—	—	441
Community banking	—	(2)	—	2	—
Total loans and leases	67,623	32,156	(12,415)	1,188	88,552
Unfunded commitments(1)	405	146	—	—	551
Total	$68,028	$32,302	$(12,415)	$1,188	$89,103
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.

	Three Months Ended March 31, 2021
(Dollars in thousands)	Beginning Balance	Provision (Reversal)(2)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$28,220	$1,396	$(2,477)	$176	$27,315
Asset based lending	1,809	539	(599)	—	1,749
Factoring	3,719	(545)	—	36	3,210
Lease financing	6,784	420	(471)	130	6,863
Insurance premium finance	1,285	103	(149)	87	1,326
SBA/USDA	3,164	136	—	—	3,300
Other commercial finance	479	62	—	—	541
Commercial finance	45,460	2,111	(3,696)	429	44,304
Consumer credit products	835	155	—	—	990
Other consumer finance	10,176	266	(419)	70	10,093
Consumer finance	11,011	421	(419)	70	11,083
Tax services	1,412	27,680	—	54	29,146
Warehouse finance	319	13	—	—	332
Community banking	14,187	(26)	(134)	—	14,027
Total loans and leases	72,389	30,199	(4,249)	553	98,892
Unfunded commitments(1)	688	91	—	—	779
Total	$73,077	$30,290	$(4,249)	$553	$99,671
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.
(2) As a result of the adoption of CECL, effective October 1, 2020, the provision for credit losses includes the provision for unfunded commitments that was previously included within other noninterest expense.

	Six Months Ended March 31, 2022
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$29,351	$1,095	$(3,906)	$1,028	$27,568
Asset based lending	1,726	736	(16)	137	2,583
Factoring	3,997	13,324	(10,864)	69	6,526
Lease financing	7,629	(1,217)	(112)	171	6,471
Insurance premium finance	1,394	(211)	(283)	157	1,057
SBA/USDA	2,978	180	(217)	2	2,943
Other commercial finance	1,168	29	—	—	1,197
Commercial finance	48,243	13,936	(15,398)	1,564	48,345
Consumer credit products	1,242	379	—	—	1,621
Other consumer finance	6,112	2,718	(1,622)	180	7,388
Consumer finance	7,354	3,097	(1,622)	180	9,009
Tax services	2	28,259	(254)	2,750	30,757
Warehouse finance	420	21	—	—	441
Community banking	12,262	(12,686)	—	424	—
Total loans and leases	68,281	32,627	(17,274)	4,918	88,552
Unfunded commitments(1)	690	(139)	—	—	551
Total	$68,971	$32,488	$(17,274)	$4,918	$89,103
(1) Reserve for unfunded commitments is recognized within other liabilities on the Consolidated Statements of Financial Condition.

	Six Months Ended March 31, 2021
(Dollars in thousands)	Beginning Balance	Impact of CECL Adoption	Provision (Reversal)(2)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$15,211	$9,999	$7,422	$(5,789)	$472	$27,315
Asset based lending	1,406	164	1,378	(1,199)	—	1,749
Factoring	3,027	987	(1,961)	(1)	1,158	3,210
Lease financing	7,023	(556)	1,532	(1,347)	211	6,863
Insurance premium finance	2,129	(965)	591	(805)	376	1,326
SBA/USDA	940	2,720	(361)	—	1	3,300
Other commercial finance	182	364	(5)	—	—	541
Commercial finance	29,918	12,713	8,596	(9,141)	2,218	44,304
Consumer credit products	845	—	145	—	—	990
Other consumer finance	2,821	5,998	1,748	(637)	163	10,093
Consumer finance	3,666	5,998	1,893	(637)	163	11,083
Tax services	2	—	28,134	—	1,010	29,146
Warehouse finance	294	(1)	39	—	—	332
Community banking	22,308	(5,937)	(2,199)	(145)	—	14,027
Total loans and leases	56,188	12,773	36,463	(9,923)	3,391	98,892
Unfunded commitments(1)	32	831	(84)	—	—	779
Total	$56,220	$13,604	$36,379	$(9,923)	$3,391	$99,671
(1) Reserve for unfunded commitments is recognized within other liabilities on the Consolidated Statements of Financial Condition.
(2) As a result of the adoption of CECL, effective October 1, 2020, the provision for credit losses includes the provision for unfunded commitments that was previously included within other noninterest expense.

Information on loans and leases that are deemed to be collateral dependent and are evaluated individually for the ACL was as follows:

(Dollars in thousands)	At March 31, 2022	At September 30, 2021
Term lending	$60,400	$20,965
Asset based lending	5,992	—
Factoring	26,625	1,268
Lease financing	12,289	3,882
SBA/USDA	1,282	—
Commercial finance(1)	106,588	26,115
Community banking	—	14,915
Total	$106,588	$41,030
(1) For commercial finance, collateral dependent financial assets have collateral in the form of cash, equipment, or other business assets.

In response to the ongoing COVID-19 pandemic, the Company allowed modifications, such as payment deferrals and temporary forbearances, to credit-worthy borrowers who are experiencing temporary hardship due to the effects of COVID-19. Accordingly, if all payments were less than 30 days past due prior to the onset of the pandemic effects, the loan or lease will not be reported as past due during the deferral or forbearance period. As of March 31, 2022, $0.4 million of loan and lease balances that were granted deferral payments by the Company were still in their deferment period. These modifications consisted solely of payment deferrals ranging from 30 days to six months. These modifications are in line with applicable regulatory guidelines and, therefore, they are not reported as troubled debt restructurings. Other than the loan modifications that are on nonaccrual status, the Company is accruing and recognizing interest income on these modifications during the payment deferral period.

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

The Company has various portfolios of consumer finance and tax services loans that present unique risks that are statistically managed. Due to the unique risks associated with these portfolios, the Company monitors other credit quality indicators in their evaluation of the appropriateness of the allowance for credit losses on these portfolios, and as such, these loans are not included in the asset classification table below. The outstanding balances of consumer finance loans and tax services loans were $283.8 million and $86.0 million at March 31, 2022, respectively, and $252.9 million and $10.4 million at September 30, 2021, respectively. The amortized cost basis of loans and leases by asset classification and year of origination was as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At March 31, 2022	2022	2021	2020	2019	2018	Prior
Term lending
Pass	$258,394	$285,900	$158,324	$55,586	$37,818	$7,731	$—	$803,753
Watch	27,001	94,061	55,194	23,806	2,776	2,511	—	205,349
Special Mention	1,603	9,254	16,083	3,761	607	2,954	—	34,262
Substandard	6,423	15,352	23,760	14,961	2,181	3,201	—	65,878
Doubtful	198	346	545	676	69	—	—	1,834
Total	293,619	404,913	253,906	98,790	43,451	16,397	—	1,111,076
Asset based lending
Pass	—	—	—	—	—	—	234,134	234,134
Watch	—	—	—	—	—	—	83,379	83,379
Special Mention	—	—	—	—	—	—	49,695	49,695
Substandard	—	—	—	—	—	—	15,147	15,147
Total	—	—	—	—	—	—	382,355	382,355
Factoring
Pass	—	—	—	—	—	—	298,546	298,546
Watch	—	—	—	—	—	—	46,702	46,702
Special Mention	—	—	—	—	—	—	25,300	25,300
Substandard	—	—	—	—	—	—	24,289	24,289
Doubtful	—	—	—	—	—	—	28	28
Total	—	—	—	—	—	—	394,865	394,865
Lease financing
Pass	22,840	52,747	57,885	9,223	4,703	222	—	147,620
Watch	1,021	10,724	13,759	7,221	2,418	43	—	35,186
Special Mention	730	15,835	7,658	411	310	238	—	25,182
Substandard	15	5,561	11,160	7,700	1,210	22	—	25,668
Doubtful	—	140	406	1,195	—	—	—	1,741
Total	24,606	85,007	90,868	25,750	8,641	525	—	235,397
Insurance premium finance
Pass	337,078	65,850	24	2	—	—	—	402,954
Watch	110	133	—	—	—	—	—	243
Special Mention	4	268	—	—	—	—	—	272
Substandard	—	148	—	—	—	—	—	148
Doubtful	—	64	—	—	—	—	—	64
Total	337,192	66,463	24	2	—	—	—	403,681
SBA/USDA
Pass	29,689	72,935	21,521	11,737	12,299	8,786	—	156,967
Watch	904	—	19,595	2,845	968	1,344	—	25,656
Special Mention	—	—	1,618	213	3,970	985	—	6,786
Substandard	—	—	6,109	7,554	7,975	2,811	—	24,449
Doubtful	—	22	315	—	—	—	—	337
Total	30,593	72,957	49,158	22,349	25,212	13,926	—	214,195
Other commercial finance
Pass	20,122	28,761	799	9,017	2,134	66,399	—	127,232
Watch	—	20,000	13,282	—	443	—	—	33,725
Substandard	166	9,827	—	—	267	2,043	—	12,303
Total	20,288	58,588	14,081	9,017	2,844	68,442	—	173,260

Warehouse finance
Pass	—	—	—	—	—	—	441,496	441,496
Total	—	—	—	—	—	—	441,496	441,496
Total loans and leases
Pass	668,123	506,193	238,553	85,565	56,954	83,138	974,176	2,612,702
Watch	29,036	124,918	101,830	33,872	6,605	3,898	130,081	430,240
Special Mention	2,337	25,357	25,359	4,385	4,887	4,177	74,995	141,497
Substandard	6,604	30,888	41,029	30,215	11,633	8,077	39,436	167,882
Doubtful	198	572	1,266	1,871	69	—	28	4,004
Total	$706,298	$687,928	$408,037	$155,908	$80,148	$99,290	$1,218,716	$3,356,325

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At September 30, 2021	2021	2020	2019	2018	2017	Prior
Term lending
Pass	$362,443	$192,305	$63,708	$34,381	$3,195	$1,236	$—	$657,268
Watch	63,046	71,701	32,941	21,419	76	3,628	—	192,811
Special Mention	6,422	26,673	4,821	932	70	633	—	39,551
Substandard	18,569	16,810	26,920	3,529	928	641	—	67,397
Doubtful	252	1,673	1,756	311	—	—	—	3,992
Total	450,732	309,162	130,146	60,572	4,269	6,138	—	961,019
Asset based lending
Pass	—	—	—	—	—	—	185,432	185,432
Watch	—	—	—	—	—	—	52,072	52,072
Special Mention	—	—	—	—	—	—	43,135	43,135
Substandard	—	—	—	—	—	—	19,586	19,586
Total	—	—	—	—	—	—	300,225	300,225
Factoring
Pass	—	—	—	—	—	—	294,124	294,124
Watch	—	—	—	—	—	—	17,984	17,984
Special Mention	—	—	—	—	—	—	33,035	33,035
Substandard	—	—	—	—	—	—	18,527	18,527
Total	—	—	—	—	—	—	363,670	363,670
Lease financing
Pass	54,434	73,629	17,153	7,511	1,857	203	—	154,787
Watch	22,061	20,455	9,274	2,739	1,454	—	—	55,983
Special Mention	15,402	20,595	4,148	1,546	61	—	—	41,752
Substandard	479	4,765	4,981	831	25	—	—	11,081
Doubtful	—	6	2,402	38	1	—	—	2,447
Total	92,376	119,450	37,958	12,665	3,398	203	—	266,050
Insurance premium finance
Pass	428,131	144	9	—	—	—	—	428,284
Watch	262	5	—	—	—	—	—	267
Special Mention	58	5	—	—	—	—	—	63
Substandard	68	107	—	—	—	—	—	175
Doubtful	58	20	—	—	—	—	—	78
Total	428,577	281	9	—	—	—	—	428,867
SBA/USDA
Pass	110,122	37,006	14,461	12,760	6,525	3,779	—	184,653
Watch	—	20,431	1,996	1,670	1,394	298	—	25,789
Special Mention	—	8,333	214	3,348	177	919	—	12,991

Substandard	—	3,812	9,550	8,079	2,169	713	—	24,323
Total	110,122	69,582	26,221	25,857	10,265	5,709	—	247,756
Other commercial finance
Pass	56,957	642	5,786	6,075	3,345	60,965	—	133,770
Watch	—	17,404	3,409	451	—	—	—	21,264
Substandard	466	—	—	273	837	1,299	—	2,875
Total	57,423	18,046	9,195	6,799	4,182	62,264	—	157,909
Warehouse finance
Pass	—	—	—	—	—	—	419,926	419,926
Total	—	—	—	—	—	—	419,926	419,926
Community banking
Pass	—	—	4,159	—	5,683	472	—	10,314
Watch	—	10,134	—	10,854	6,133	—	—	27,121
Special Mention	—	—	35,916	—	—	—	—	35,916
Substandard	—	119	49,449	50,626	13,933	6,110	—	120,237
Doubtful	—	122	—	5,422	—	—	—	5,544
Total	—	10,375	89,524	66,902	25,749	6,582	—	199,132
Total loans and leases
Pass	1,012,088	303,727	105,274	60,727	20,605	66,655	899,481	2,468,557
Watch	85,369	140,131	47,620	37,132	9,057	3,926	70,056	393,291
Special Mention	21,882	55,606	45,099	5,826	307	1,552	76,171	206,443
Substandard	19,584	25,613	90,900	63,338	17,891	8,762	38,113	264,201
Doubtful	310	1,822	4,158	5,770	1	—	—	12,061
Total	$1,139,233	$526,899	$293,051	$172,793	$47,861	$80,895	$1,083,821	$3,344,553

Past due loans and leases were as follows:

	At March 31, 2022
	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Nonaccrual Balance	Total
Loans held for sale	$—	$—	$—	$—	$31,410	$31,410	$—	$—	$—

Term lending	17,081	1,495	5,243	23,819	1,087,257	1,111,076	1,400	10,283	11,683
Asset based lending	7	—	—	7	382,348	382,355	—	5,996	5,996
Factoring	—	—	—	—	394,865	394,865	—	3,961	3,961
Lease financing	4,932	—	4,199	9,131	226,266	235,397	3,346	3,064	6,410
Insurance premium finance	1,149	768	955	2,872	400,809	403,681	955	—	955
SBA/USDA	1,462	311	1,597	3,370	210,825	214,195	—	2,023	2,023
Other commercial finance	—	—	—	—	173,260	173,260	—	—	—
Commercial finance	24,631	2,574	11,994	39,199	2,875,630	2,914,829	5,701	25,327	31,028
Consumer credit products	4,092	3,489	3,050	10,631	161,216	171,847	3,050	—	3,050
Other consumer finance	1,737	1,986	1,764	5,487	106,435	111,922	1,764	—	1,764
Consumer finance	5,829	5,475	4,814	16,118	267,651	283,769	4,814	—	4,814
Tax services	830	—	—	830	85,169	85,999	—	—	—
Warehouse finance	—	—	—	—	441,496	441,496	—	—	—
Community banking	—	—	—	—	—	—	—	—	—
Total loans and leases held for investment	31,290	8,049	16,808	56,147	3,669,946	3,726,093	10,515	25,327	35,842
Total loans and leases	$31,290	$8,049	$16,808	$56,147	$3,701,356	$3,757,503	$10,515	$25,327	$35,842

	At September 30, 2021
	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Nonaccrual Balance	Total
Loans held for sale	$—	$—	$—	$—	$56,194	$56,194	$—	$—	$—

Term lending	11,879	2,703	5,452	20,034	940,985	961,019	2,558	14,904	17,462
Asset based lending	—	—	—	—	300,225	300,225	—	—	—
Factoring	—	—	—	—	363,670	363,670	—	1,268	1,268
Lease financing	4,909	3,336	8,401	16,646	249,404	266,050	8,345	3,158	11,503
Insurance premium finance	1,415	375	599	2,389	426,478	428,867	599	—	599
SBA/USDA	66	974	987	2,027	245,729	247,756	987	—	987
Other commercial finance	—	—	—	—	157,908	157,908	—	—	—
Commercial finance	18,269	7,388	15,439	41,096	2,684,399	2,725,495	12,489	19,330	31,819
Consumer credit products	713	527	511	1,751	127,500	129,251	511	—	511
Other consumer finance	963	285	725	1,973	121,633	123,606	725	—	725
Consumer finance	1,676	812	1,236	3,724	249,133	252,857	1,236	—	1,236
Tax services	—	—	7,962	7,962	2,443	10,405	7,962	—	7,962
Warehouse finance	—	—	—	—	419,926	419,926	—	—	—
Community banking	—	—	—	—	199,132	199,132	—	14,915	14,915
Total loans and leases held for investment	19,945	8,200	24,637	52,782	3,555,033	3,607,815	21,687	34,245	55,932
Total loans and leases	$19,945	$8,200	$24,637	$52,782	$3,611,227	$3,664,009	$21,687	$34,245	$55,932

Nonaccrual loans and leases by year of origination at March 31, 2022 were as follows:

	Amortized Cost Basis
	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior
Term lending	$158	$688	$2,018	$6,851	$448	$120	$—	$10,283	$2,958
Asset based lending	—	—	—	—	—	—	5,996	5,996	—
Factoring	—	—	—	—	—	—	3,961	3,961	3,525
Lease financing	—	—	420	2,190	440	14	—	3,064	—
SBA/USDA	—	22	1,690	—	—	311	—	2,023	—
Commercial finance	158	710	4,128	9,041	888	445	9,957	25,327	6,483
Total nonaccrual loans and leases	$158	$710	$4,128	$9,041	$888	$445	$9,957	$25,327	$6,483

Loans and leases that are 90 days or more delinquent and accruing by year of origination at March 31, 2022 were as follows:

	Amortized Cost Basis
	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior
Term lending	$421	$330	$549	$100	$—	$—	$—	$1,400
Lease financing	1,680	883	398	161	128	96	—	3,346
Insurance premium finance	188	762	5	—	—	—	—	955
Commercial finance	2,289	1,975	952	261	128	96	—	5,701
Consumer credit products	119	2,781	39	91	20	—	—	3,050
Other consumer finance	1,034	130	—	—	—	600	—	1,764
Consumer finance	1,153	2,911	39	91	20	600	—	4,814
Total 90 days or more delinquent and accruing	$3,442	$4,886	$991	$352	$148	$696	$—	$10,515

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

The following table provides the average recorded investment in nonaccrual loans and leases:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2022	2021	2022	2021
Term lending	$10,688	$12,729	$12,305	$13,802
Asset based lending	5,993	572	5,002	823
Factoring	9,791	44	11,019	490
Lease financing	3,020	2,990	3,027	3,273
SBA/USDA	1,464	600	840	600
Commercial finance	30,956	16,935	32,193	18,988
Community banking	—	20,199	—	14,316
Total loans and leases	$30,956	$37,134	$32,193	$33,304

The recognized interest income on the Company's nonaccrual loans and leases for the three and six months ended March 31, 2022 and 2021 was not significant.

The Company’s troubled debt restructurings ("TDRs") typically involve forgiving a portion of interest or principal on existing loans, making loans at a rate materially less than current market rates, or extending the term of the loan. There were $0.2 million of commercial finance loans and $0.2 million of consumer finance loans that were modified in a TDR during the three months ended March 31, 2022, all of which were modified to extend the term of the loan. There were $2.1 million of commercial finance loans that were modified in a TDR during the three months ended March 31, 2021, all of which were modified to extend the term of the loan, and no community banking loans.

During the six months ended March 31, 2022, there were $10.3 million of commercial finance loans and $0.2 million of consumer finance loans that were modified in a TDR, all of which were modified to extend the term of the loan. There were $2.1 million of commercial finance loans and $0.1 million of consumer finance loans that were modified in a TDR during the six months ended March 31, 2021 and no community banking loans.

During the six months ended March 31, 2022, the Company had $2.6 million of commercial finance loans and $0.8 million of consumer finance loans that were modified in a TDR within the previous 12 months and for which there was a payment default. During the six months ended March 31, 2021, the Company had $0.1 million of consumer finance loans, and no community banking loans that were modified in a TDR within the previous 12 months and for which there was a payment default. TDR net charge-offs and the impact of TDRs on the Company's allowance for credit losses were insignificant during the six months ended March 31, 2022 and March 31, 2021.

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

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted earnings per share is presented below.

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Basic income per common share:
Net income attributable to Meta Financial Group, Inc.	$49,251	$59,066	$110,575	$87,103
Dividends and undistributed earnings allocated to participating securities	(815)	(1,113)	(1,773)	(1,683)
Basic net earnings available to common stockholders	48,436	57,953	108,802	85,420
Undistributed earnings allocated to nonvested restricted stockholders	791	1,083	1,724	1,620
Reallocation of undistributed earnings to nonvested restricted stockholders	(791)	(1,082)	(1,723)	(1,619)
Diluted net earnings available to common stockholders	$48,436	$57,954	$108,803	$85,421

Total weighted-average basic common shares outstanding	29,212,301	31,520,505	29,731,797	32,158,994
Effect of dilutive securities(1)
Performance share units	12,061	14,517	17,035	16,490
Total effect of dilutive securities	12,061	14,517	17,035	16,490
Total weighted-average diluted common shares outstanding	29,224,362	31,535,022	29,748,832	32,175,484

Net earnings per common share:
Basic earnings per common share	$1.66	$1.84	$3.66	$2.66
Diluted earnings per common share(2)	$1.66	$1.84	$3.66	$2.65
(1) Represents the effect of the assumed exercise of stock options and vesting of performance share units and restricted stock, as applicable, utilizing the treasury stock method.
(2) Excluded from the computation of diluted earnings per share for the three months ended March 31, 2022 and 2021, respectively, were 491,621 and 605,459 weighted average shares of nonvested restricted stock because their inclusion would be anti-dilutive. Excluded from the computation of diluted earnings per share for the six months ended March 31, 2022 and 2021, respectively, were 484,457 and 633,553 weighted average shares of nonvested restricted stock because their inclusion would be anti-dilutive.

NOTE 7. RENTAL EQUIPMENT, NET

Rental equipment consists of the following:

(Dollars in thousands)	March 31, 2022	September 30, 2021
Computers and IT networking equipment	$21,125	$17,683
Motor vehicles and other	97,106	87,396
Office furniture and equipment	44,382	48,828
Solar panels and equipment	128,551	125,457
Total	291,164	279,364

Accumulated depreciation	(79,579)	(67,825)
Unamortized initial direct costs	1,448	1,577
Net book value	$213,033	$213,116
Undiscounted future minimum lease payments expected to be received for operating leases at March 31, 2022 were as follows:

(Dollars in thousands)
Remaining in 2022	$19,801
2023	34,172
2024	26,211
2025	18,884
2026	10,789
Thereafter	14,332
Total undiscounted future minimum lease payments receivable for operating leases	$124,189

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

The Company held a total of $309.5 million of goodwill at March 31, 2022. The recorded goodwill is a result of multiple business combinations that have been consummated since fiscal year 2015, with the most recent pursuant to the Crestmark Acquisition that closed on August 1, 2018. Goodwill is assessed for impairment at least annually or more often if conditions indicate a possible impairment. The assessment is done at a reporting unit level, which is one level below the operating segments. See Note 14. Segment Reporting for additional information on the Company's segment reporting. There have been no changes to the carrying amount of goodwill during the six months ended March 31, 2022.

The changes in the carrying amount of the Company’s intangible assets were as follows:

(Dollars in thousands)	Trademark(1)	Non-Compete(2)	Customer Relationships(3)	All Others(4)	Total
Intangible Assets
At September 30, 2021	$9,823	$40	$17,868	$5,417	$33,148
Acquisitions during the period	—	—	—	1	1
Amortization during the period	(526)	(40)	(2,829)	(262)	(3,657)
Write-offs during the period	—	—	—	(202)	(202)
At March 31, 2022	$9,297	$—	$15,039	$4,954	$29,290

Gross carrying amount	$14,624	$2,481	$82,088	$9,940	$109,133
Accumulated amortization	(5,327)	(2,481)	(56,801)	(4,768)	(69,377)
Accumulated impairment	—	—	(10,248)	(218)	(10,466)
At March 31, 2022	$9,297	$—	$15,039	$4,954	$29,290

At September 30, 2020	$10,901	$422	$24,333	$6,036	$41,692
Acquisitions during the period	—	—	—	5	5
Amortization during the period	(544)	(191)	(3,716)	(319)	(4,770)
Write-offs during the period	—	—	—	(24)	(24)
At March 31, 2021	$10,357	$231	$20,617	$5,698	$36,903

Gross carrying amount	$14,624	$2,481	$82,088	$10,123	$109,316
Accumulated amortization	(4,267)	(2,250)	(51,223)	(4,207)	(61,947)
Accumulated impairment	—	—	(10,248)	(218)	(10,466)
At March 31, 2021	$10,357	$231	$20,617	$5,698	$36,903
(1) Book amortization period of 5-15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 3-5 years. Amortized using the straight line method.
(3) Book amortization period of 10-30 years. Amortized using the accelerated method.
(4) Book amortization period of 3-20 years. Amortized using the straight line method.

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in the remaining six months of fiscal 2022 and subsequent fiscal years was as follows:

(Dollars in thousands)
Remaining in 2022	$2,763
2023	5,101
2024	4,383
2025	3,826
2026	3,252
Thereafter	9,965
Total anticipated intangible amortization	$29,290

The Company tests intangible assets for impairment at least annually or more often if conditions indicate a possible impairment. There were no impairments to intangible assets during the six months ended March 31, 2022 and 2021. Intangible expense is recorded within the impairment expense line of the Condensed Consolidated Statements of Operations.

NOTE 9. OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease ROU assets, included in other assets, were $31.8 million and $36.1 million at March 31, 2022 and 2021, respectively.

Operating lease liabilities, included in accrued expenses and other liabilities, were $33.6 million and $38.1 million at March 31, 2022 and 2021, respectively.

Undiscounted future minimum operating lease payments and a reconciliation to the amount recorded as operating lease liabilities at March 31, 2022 were as follows:

(Dollars in thousands)
Remaining in 2022	$2,192
2023	3,892
2024	3,854
2025	3,718
2026	3,195
Thereafter	21,732
Total undiscounted future minimum lease payments	38,583
Discount	(4,938)
Total operating lease liabilities	$33,645

The weighted-average discount rate and remaining lease term for operating leases at March 31, 2022 were as follows:

Weighted-average discount rate	2.34%
Weighted-average remaining lease term (years)	10.75

The components of total lease costs for operating leases were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2022	2021	2022	2021
Lease expense	$1,119	$991	$2,256	$1,945
Short-term and variable lease cost	40	69	75	132
ROU asset impairment	—	—	—	224
Sublease income	(355)	(177)	(531)	(285)
Total lease cost for operating leases	$804	$883	$1,800	$2,016

NOTE 10. STOCKHOLDERS' EQUITY

Repurchase of Common Stock
The Company's Board of Directors authorized the November 20, 2019 share repurchase program to repurchase up to 7,500,000 shares of the Company's outstanding common stock. All remaining shares available for repurchase under this program were repurchased during the fiscal 2022 first quarter. This authorization was effective from November 21, 2019 through December 31, 2022. On September 7, 2021, the Company's Board of Directors announced a new share repurchase program to repurchase up to an additional 6,000,000 shares of the Company's outstanding common stock. This authorization is effective from September 3, 2021 through September 30, 2024. During the six months ended March 31, 2022, and 2021, the Company repurchased 2,447,699 and 2,599,458 shares, respectively, as part of the share repurchase programs.
Under the repurchase programs, repurchased shares were retired and designated as authorized but unissued shares. The Company accounts for repurchased shares using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. As of March 31, 2022, 4,868,177 shares of common stock remained available for repurchase.

For the six months ended March 31, 2022, and 2021, the Company also repurchased 64,536 and 84,121 shares, or $3.7 million and $1.9 million of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

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

The following tables show the activity of nonvested (restricted) shares and PSUs granted, vested, or forfeited under the 2002 Omnibus Incentive Plan for the six months ended March 31, 2022. There were no options granted, exercised, or forfeited under this plan during the six months ended March 31, 2022.

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Fair Value at Grant
Nonvested shares outstanding, September 30, 2021	547,063	$30.22
Granted	161,930	57.37
Vested	(197,423)	34.29
Forfeited or expired	(11,788)	42.19
Nonvested shares outstanding, March 31, 2022	499,782	$37.13

(Dollars in thousands, except per share data)	Number of Units	Weighted Average Fair Value at Grant
Performance share units outstanding, September 30, 2021	60,984	$34.03
Granted(1)	35,705	57.20
Vested	—	—
Forfeited or expired	—	—
Performance share units outstanding, March 31, 2022	96,689	$42.59
(1) The number of PSUs granted reflects the target number of PSUs able to be earned under a given award.

At March 31, 2022, stock-based compensation expense not yet recognized in income totaled $10.8 million, which is expected to be recognized over a weighted average remaining period of 1.63 years.

NOTE 12. INCOME TAXES

The Company recorded an income tax expense of $22.3 million for the six months ended March 31, 2022, resulting in an effective tax rate of 16.66%, compared to an income tax expense of $4.7 million, or an effective tax rate of 4.97%, for the six months ended March 31, 2021. The Company’s effective tax rate was lower than the U.S. statutory rate of 21% primarily because of the anticipated effect of investment tax credits during fiscal year 2022. The Company’s effective tax rate in the future will depend in part on actual investment tax credits earned as part of its financing of solar energy projects.

The table below compares the income tax expense components for the periods presented.

	Six Months Ended March 31,
(Dollars in thousands)	2022	2021
Provision at statutory rate	$27,899	$19,271
Tax-exempt income	(362)	(486)
State income taxes	5,543	4,135
Interim period effective rate adjustment	(3,870)	(3,116)
Tax credit investments, net - federal	(5,978)	(15,464)
Research tax credit	(355)	(323)
IRC 162(m) nondeductible compensation	505	487
Other, net	(1,104)	161
Income tax expense	$22,278	$4,665
Effective tax rate	16.66%	4.97%

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

(Dollars in thousands)	Consumer		Commercial		Corporate Services/Other		Consolidated Company
Three Months Ended March 31,	2022	2021	2022	2021	2022	2021	2022	2021
Net interest income(1)	$30,156	$25,085	$44,879	$42,404	$8,765	$6,361	$83,800	$73,850
Noninterest income:
Refund transfer product fees	27,805	22,680	—	—	—	—	27,805	22,680
Tax advance product fees(1)	39,299	44,562	—	—	—	—	39,299	44,562
Payment card and deposit fees	26,270	29,875	—	—	—	—	26,270	29,875
Other bank and deposit fees	—	—	244	126	6	7	250	133
Rental income(1)	—	5	11,225	9,841	150	—	11,375	9,846
Net gain realized on investment securities(1)	—	—	—	—	260	6	260	6
Gain (loss) on sale of other(1)	—	—	1,229	1,624	(603)	509	626	2,133
Other income(1)	1,387	919	2,839	2,349	(345)	950	3,881	4,218
Total noninterest income	94,761	98,041	15,537	13,940	(532)	1,472	109,766	113,453
Revenue	$124,917	$123,126	$60,416	$56,344	$8,233	$7,833	$193,566	$187,303

Six Months Ended March 31,
Net interest income(1)	$56,427	$47,432	$89,805	$84,252	$9,181	$8,165	$155,413	$139,849
Noninterest income:
Refund transfer product fees	28,384	23,327	—	—	—	—	28,384	23,327
Tax advance product fees(1)	40,532	46,522	—	—	—	—	40,532	46,522
Payment card and deposit fees	51,402	52,439	—	—	—	—	51,402	52,439
Other bank and deposit fees	—	—	475	360	12	10	487	370
Rental income(1)	—	10	22,302	19,721	150	—	22,452	19,731
Net gain realized on investment securities(1)	—	—	—	—	397	6	397	6
Gain on sale of trademarks	—	—	—	—	50,000	—	50,000	—
Gain (loss) on sale of other(1)	—	—	6,093	4,216	(8,932)	765	(2,839)	4,981
Other income(1)	2,152	1,078	5,624	4,809	(2,234)	5,645	5,542	11,532
Total noninterest income	122,470	123,376	34,494	29,106	39,393	6,426	196,357	158,908
Revenue	$178,897	$170,808	$124,299	$113,358	$48,574	$14,591	$351,770	$298,757
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

Refund Transfer Product Fees. Refund transfer fees are specific to the tax products offered by Refund Advantage and EPS. These fees are for products, services such as payment processing, and product referral commissions. Software partner fees paid and/or incurred are recorded on a net basis. The Company’s obligation for product fees and commissions is satisfied at the time of the product delivery and obligation for payment processing is satisfied at the time of processing. The transaction price for such activity is based upon stand-alone fees within the terms and conditions. At March 31, 2022 and September 30, 2021, there were no receivables related to refund transfer fees, which reflect earned revenue with unconditional rights to payment for product fee income. All refund transfer fees are recorded within the Consumer reporting segment.

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

The following tables present segment data for the Company:

(Dollars in thousands)	Consumer		Commercial		Corporate Services/Other		Total
Three Months Ended March 31,	2022	2021	2022	2021	2022	2021	2022	2021
Net interest income	$30,156	$25,085	$44,879	$42,404	$8,765	$6,361	$83,800	$73,850
Provision for credit losses	29,685	28,020	2,205	2,203	412	67	32,302	30,290
Noninterest income	94,761	98,041	15,537	13,940	(532)	1,472	109,766	113,453
Noninterest expense	29,892	30,189	31,457	27,829	41,811	37,953	103,160	95,971
Income (loss) before income tax expense	65,340	64,917	26,754	26,312	(33,990)	(30,187)	58,104	61,042

Total assets	456,335	531,305	3,355,196	3,030,088	3,075,708	6,228,730	6,887,239	9,790,123
Total goodwill	87,145	87,145	222,360	222,360	—	—	309,505	309,505
Total deposits	5,693,063	8,447,910	6,882	12,177	129,941	182,326	5,829,886	8,642,413

Six Months Ended March 31,
Net interest income	$56,427	$47,432	$89,805	$84,252	$9,181	$8,165	$155,413	$139,849
Provision (reversal of) for credit losses	30,946	30,386	13,797	8,670	(12,255)	(2,677)	32,488	36,379
Noninterest income	122,470	123,376	34,494	29,106	39,393	6,426	196,357	158,908
Noninterest expense	49,553	48,351	64,504	54,997	71,539	65,198	185,596	168,546
Income (loss) before income tax expense	98,398	92,071	45,998	49,691	(10,710)	(47,930)	133,686	93,832

Total assets	456,335	531,305	3,355,196	3,030,088	3,075,708	6,228,730	6,887,239	9,790,123
Total goodwill	87,145	87,145	222,360	222,360	—	—	309,505	309,505
Total deposits	5,693,063	8,447,910	6,882	12,177	129,941	182,326	5,829,886	8,642,413

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

The following tables summarize the fair values of debt securities available for sale and equity securities as they are measured at fair value on a recurring basis:

	Fair Value At March 31, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Debt securities AFS
Corporate securities	$23,250	$—	$23,250	$—
SBA securities	137,400	—	137,400	—
Obligations of states and political subdivisions	2,706	—	2,706	—
Non-bank qualified obligations of states and political subdivisions	240,423	—	240,423	—
Asset-backed securities	353,581	—	353,581	—
Mortgage-backed securities	1,286,118	—	1,286,118	—
Total debt securities AFS	$2,043,478	$—	$2,043,478	$—
Common equities and mutual funds(1)	$3,853	$3,853	$—	$—
Non-marketable equity securities(2)	$6,165	$—	$—	$—
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at March 31, 2022 and September 30, 2021.
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
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at March 31, 2022 and September 30, 2021.
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

The following table summarizes the assets of the Company that are measured at fair value in the Condensed Consolidated Statements of Financial Condition on a non-recurring basis:

	Fair Value At March 31, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases, net individually evaluated for credit loss
Commercial finance	$8,006	$—	$—	$8,006
Total loans and leases, net individually evaluated for credit loss	8,006	—	—	8,006
Foreclosed assets, net	112	—	—	112
Total	$8,118	$—	$—	$8,118

	Fair Value At September 30, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases, net individually evaluated for credit loss
Commercial finance	$3,404	$—	$—	$3,404
Community banking	9,371	—	—	9,371
Total loans and leases, net individually evaluated for credit loss	12,775	—	—	12,775
Foreclosed assets, net	2,077	—	—	2,077
Total	$14,852	$—	$—	$14,852

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value at March 31, 2022	Fair Value at September 30, 2021	Valuation Technique	Unobservable Input	Range of Inputs
Loans and leases, net individually evaluated for credit loss	$8,006	12,775	Market approach	Appraised values(1)	4% - 35%
Foreclosed assets, net	$112	2,077	Market approach	Appraised values(1)	9% - 20%
(1) The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimating selling costs and other inputs in a range of 4% to 35%.

Management discloses the estimated fair value of financial instruments, including assets and liabilities on and off the Condensed Consolidated Statements of Financial Condition, for which it is practicable to estimate fair value. These fair value estimates were made at March 31, 2022 and September 30, 2021 based on relevant market information and information about financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, since there is no active market for certain financial instruments of the Company, the estimates of fair value are subjective in nature, involve uncertainties, and include matters of significant judgment. Changes in assumptions as well as tax considerations could significantly affect the estimated values. Accordingly, the aggregate fair value estimates are not intended to represent the underlying value of the Company, on either a going concern or a liquidation basis.

The following tables present the carrying amount and estimated fair value of the financial instruments held by the Company:

	At March 31, 2022
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$237,680	$237,680	$237,680	$—	$—
Debt securities available for sale	2,043,478	2,043,478	—	2,043,478	—
Debt securities held to maturity	47,287	45,436	—	45,436	—
Common equities and mutual funds(1)	3,853	3,853	3,853	—	—
Non-marketable equity securities(1)(2)	24,114	24,114	—	17,949	—
Loans held for sale	31,410	31,410	—	31,410	—
Loans and leases	3,726,093	3,642,987	—	—	3,642,987
Federal Reserve Bank and Federal Home Loan Bank stocks	28,812	28,812	—	28,812	—
Accrued interest receivable	19,115	19,115	19,115	—	—
Financial liabilities
Deposits	5,829,886	5,829,791	5,818,128	11,663	—
Other short- and long-term borrowings	91,386	92,216	—	92,216	—
Accrued interest payable	571	571	571	—	—
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at March 31, 2022.
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
NOTE 16. SUBSEQUENT EVENTS

Management has evaluated subsequent events that occurred after March 31, 2022. During this period, up to the filing date of this Quarterly Report on Form 10-Q, management did not identify any material subsequent events that would require recognition or disclosure in our Condensed Consolidated Financial Statements as of or for the quarter ended March 31, 2022.

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

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” or the negative of those terms, or other words of similar meaning or similar expressions. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements are based on information currently available to us and assumptions about future events, and include statements with respect to the Company’s beliefs, expectations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such risks, uncertainties and other factors may cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Such statements address, among others, the following subjects: future operating results; our ability to remediate the material weakness in our internal controls over financial reporting and otherwise maintain effective internal controls over financial reporting; the expected impact of the ongoing COVID-19 pandemic and related governmental actions on our business, industry, and the capital markets; customer retention; expectations regarding the Company's and the Bank's ability to meet minimum capital ratios and capital conservation buffers; loan and other product demand; expectations concerning acquisitions and divestitures; new products and services; credit quality; the level of net charge-offs and the adequacy of the allowance for credit losses; technology; and management and other employees. The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: successfully transitioning and maintaining our executive management team; expected growth opportunities may not be realized or may take longer to realize than expected; the potential adverse effects of the ongoing COVID-19 pandemic and any governmental or societal responses thereto, or other unusual and infrequently occurring events, including the impact on financial markets from geopolitical conflicts such as the military conflict between Russia and Ukraine; successfully completing our announced rebranding and our ability to achieve brand recognition equal to or greater than we currently enjoy; changes in tax laws; the strength of the United States' economy, and the local economies in which the Company operates; changes in trade, monetary, and fiscal policies and laws, including actual changes in interest rates and the Fed funds rate; inflation, market, and monetary fluctuations; the timely and efficient development of new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value and acceptance of these products and services by users; the Bank's ability to maintain its Durbin Amendment exemption; the risks of dealing with or utilizing third parties, including, in connection with the Company’s tax refund advance business; the risk of reduced volume of refund advance loans as a result of reduced customer demand for or usage of Meta’s strategic partners’ refund advance products; our relationship with, and any actions which may be initiated by our regulators; changes in financial services laws and regulations, including laws and regulations relating to the tax refund industry and the insurance premium finance industry and recent and potential changes in response to the ongoing COVID-19 pandemic; technological changes, including, but not limited to, the security of our electronic systems and information; the impact of acquisitions and divestitures; litigation risk; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by MetaBank of its status as a well-capitalized institution; changes in consumer spending and saving habits; losses from fraudulent or illegal activity; technological risks and developments, and cyber threats, attacks or events; and the success of the Company at maintaining its high quality asset level and managing and collecting assets of borrowers in default should problem assets increase.

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

The following discussion focuses on the consolidated financial condition of the Company at March 31, 2022, compared to September 30, 2021, and the consolidated results of operations for the three and six months ended March 31, 2022 and 2021. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2021 and the related management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

EXECUTIVE SUMMARY

Tax Season

For the 2022 tax season, the Bank originated $1.83 billion in refund advance loans compared to $1.79 billion during the 2021 tax season. The Company expects taxpayer advance volumes to return to more normalized levels in the 2023 tax season, absent further stimulus or additional changes to tax credit payments.

During the second quarter of fiscal 2022, total tax services product revenue was $68.3 million, an increase of 2% compared to the second quarter of fiscal 2021. Both total tax services product fee income and total tax services product expense were approximately flat compared to the prior year period. Net interest income on tax services loans increased $1.5 million during the second quarter of fiscal 2022 compared to the second quarter last year.

Total tax services product income, net of losses and direct product expenses, increased 6% to $34.4 million from $32.6 million, when comparing the first six months of fiscal 2022 to the same period of the prior fiscal year.

Business Development Highlights for the 2022 Fiscal Second Quarter

•On March 29, 2022, the Company announced it is changing its name to Pathward Financial, Inc.™, and its bank subsidiary, MetaBank®, N.A., will be changing its name to Pathward™, N.A. Certain changes will be made immediately, with a full transition to Pathward expected by the end of this calendar year, including the launch of a new brand identity and website. The Company will continue to serve its customers under existing brand names during the transition. The Company recognized $2.8 million of pre-tax expenses related to rebranding efforts during the second quarter of fiscal 2022. The Company continues to estimate total rebranding expenses will range between $15 million and $20 million.
•On April 27, 2022, Meta published its second annual ESG report. In addition to detailing the Company's community impact program and its diversity, equity, and inclusion initiatives, it contains enhanced quantitative reporting, which will be used to measure progress.

Financial Highlights for the 2022 Fiscal Second Quarter

•Total revenue for the second quarter was $193.6 million, an increase of $6.2 million, or 3%, compared to the same quarter in fiscal 2021, primarily driven by an increase in interest income, partially offset by a reduction in noninterest income.

•Net interest income for the second quarter was $83.8 million, an increase of $10.0 million compared to $73.9 million in the second quarter last year.

•Net interest margin ("NIM") increased to 4.80% for the second quarter from 3.07% during the same period of last year. The prior year was impacted by excess cash associated with the Company's participation in the U.S. Treasury Department's Economic Impact Program ("EIP").

•Total gross loans and leases at March 31, 2022 increased $78.1 million, to $3.73 billion, or 2%, compared to March 31, 2021 and increased $43.5 million, or 1%, when compared to December 31, 2021. The increase compared to the prior year quarter was driven by growth across our loan portfolios, partially offset by the sale of all remaining community banking loans during the fiscal 2022 first quarter.

•The Company originated $1.3 million in aggregate principal of renewable energy loan financing for the second quarter of fiscal 2022, resulting in $0.3 million in total net investment tax credits.

•The Company repurchased 736,198 shares, at an average price of $57.01, in the second fiscal quarter and has 4,868,177 shares available for repurchase under the common stock share repurchase program announced during the fourth quarter of fiscal year 2021.

•On March 24, 2022, the Company's Board of Directors approved the redemption at par of $75.0 million of the 5.75% fixed to floating rate note due August 15, 2026. The redemption date is set for May 15, 2022.

FINANCIAL CONDITION

At March 31, 2022, the Company’s total assets increased by $196.6 million to $6.89 billion compared to September 30, 2021, primarily due to an increase of $178.6 million in securities available for sale.

Total cash and cash equivalents was $237.7 million at March 31, 2022, decreasing from $314.0 million at September 30, 2021, primarily resulting from a decrease in excess cash associated with the Company's participation in the EIP in the prior year. Otherwise, the Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the FRB. At March 31, 2022, the Company did not have any federal funds sold.

The total investment portfolio increased $169.2 million, or 9%, to $2.09 billion at March 31, 2022, compared to $1.92 billion at September 30, 2021, as purchases exceeded maturities and principal pay downs. The Company’s portfolio of securities customarily consists primarily of MBS, which have expected lives much shorter than the stated final maturity, non-bank qualified obligations of states and political subdivisions, which mature in approximately 15 years or less, and other tax exempt municipal mortgage related pass through securities which have average lives much shorter than their stated final maturities. All MBS held by the Company at March 31, 2022 were issued by a U.S. Government agency or instrumentality. During the six months ended March 31, 2022, the Company purchased $470.1 million of investment securities.

Loans held for sale at March 31, 2022 totaled $31.4 million, decreasing from $56.2 million at September 30, 2021. This decrease was primarily driven by the balance of SBA/USDA loans held for sale as of March 31, 2022 as compared to September 30, 2021.

The Company’s total loans and leases increased $118.3 million, or 3%, to $3.73 billion at March 31, 2022, from $3.61 billion at September 30, 2021. The increase was primarily driven by growth in the commercial finance, tax services, warehouse finance, and consumer finance portfolios, partially offset by the sales of all remaining community banking loans. See Note 5 to the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Commercial finance loans increased $189.3 million, tax services loans increased $75.6 million, consumer finance increased $30.9 million, and warehouse finance increased $21.6 million at March 31, 2022 compared to September 30, 2021. The increase in commercial finance loan balances was largely driven by the term lending category. The seasonality of the Company's tax services business led to the increase in tax services loans at March 31, 2022 compared to September 30, 2021.

Community banking loans decreased $199.1 million, or 100%, at March 31, 2022 compared to September 30, 2021, as all remaining community banking loans were sold during the fiscal 2022 first quarter.

Through the Bank, the Company owns stock in the FHLB due to the Bank’s membership and participation in this banking system as well as stock in the Federal Reserve Bank. The FHLB requires a level of stock investment based on a pre-determined formula. The Company’s investment in these stocks increased $0.4 million, or 1% to $28.8 million at March 31, 2022 from $28.4 million at September 30, 2021, resulting from the purchase of FHLB membership stock.

Total end-of-period deposits increased 6% to $5.83 billion at March 31, 2022, compared to September 30, 2021, primarily driven by an increase in noninterest-bearing deposits of $592.1 million partially offset by a decrease in interest-bearing checking of $254.4 million. As of March 31, 2022, the Company managed $1.85 billion of customer deposits at other banks in its capacity as custodian.

The Company's total borrowings decreased $1.4 million, or 2%, from $92.8 million at September 30, 2021 to $91.4 million at March 31, 2022.

At March 31, 2022, the Company’s stockholders’ equity totaled $763.4 million, a decrease of $108.5 million, from $871.9 million at September 30, 2021. The decrease was primarily attributable to a reduction in accumulated other comprehensive income ("AOCI") and a reduction in retained earnings related to activity from the Company's share repurchase programs. The Company and Bank remained above the federal regulatory minimum capital requirements at March 31, 2022, continued to be classified as well-capitalized, and in good standing with the regulatory agencies. See “Liquidity and Capital Resources” for further information.

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

The Company meets the Right of Set off criteria in ASC 210-20, Balance Sheet - Offsetting, for all payments negative deposit balances with the exception of DDA overdrafts. The following table summarizes the Company's negative deposit balances within the payments division:

(Dollars in thousands)	March 31, 2022	September 30, 2021
Noninterest-bearing deposits	$6,084,769	$5,492,646
Prefunding	(428,011)	(436,111)
Discount funding	(36,943)	(26,440)
DDA overdrafts	(9,513)	(11,862)
Noninterest-bearing checking, net	$5,610,302	$5,018,233

RESULTS OF OPERATIONS

General
The Company recorded net income of $49.3 million, or $1.66 per diluted share, for the three months ended March 31, 2022, compared to net income of $59.1 million, or $1.84 per diluted share, for the three months ended March 31, 2021. Total revenue for the fiscal 2022 second quarter was $193.6 million, compared to $187.3 million for the same quarter in fiscal 2021. The decrease in net income was primarily driven by an increase in noninterest expense, an increase in income tax expense, and a decrease in noninterest income, partially offset by an increase in net interest income.

The Company recorded net income of $110.6 million, or $3.66 per diluted share, for the six months ended March 31, 2022, compared to $87.1 million, or $2.65 per diluted share, compared to the same period in the prior year. Total revenue for the six months ended March 31, 2022 was $351.8 million, compared to $298.8 million for the same period of the prior year. The increase in net income was primarily driven by an increase in net interest income and noninterest income, partially offset by increases in both income tax expense and noninterest expense.

Net Interest Income
Net interest income for the fiscal 2022 second quarter was $83.8 million, an increase of 13%, from the same quarter in fiscal 2021. The increase was mainly attributable to an improved earning asset mix, together with increased loan balances. For the six months ended March 31, 2022, net interest income was $155.4 million, an increase of 11%, from $139.8 million compared to the same period in the prior year.

The second quarter average outstanding balance of loans and leases increased $124.1 million compared to the same quarter of the prior year, primarily due to increases in core loan and lease portfolios, partially offset by the sale of the remaining community bank portfolio. The Company’s average interest-earning assets for the second quarter decreased by $2.69 billion to $7.08 billion compared with the same quarter in fiscal 2021, primarily due to a reduction in cash balances as a result of high cash levels during the prior year period related to the Company's participation in government stimulus programs. The decrease in interest-earnings assets was partially offset by growth in total investments and total loans and leases.

Fiscal 2022 second quarter NIM increased to 4.80% from 3.07% in the second quarter of last year. The overall reported tax equivalent yield (“TEY”) on average earning assets increased by 174 basis points to 4.89% compared to the prior year quarter, primarily driven by a decrease in lower-yielding cash balances. Growth in loan and lease and investment securities balances also contributed to the year-over-year TEY increase. The yield on the loan and lease portfolio was 7.22% compared to 6.74% for the comparable period last year and the TEY on the securities portfolio was 1.83% compared to 1.78% for that same period.

For the six months ended March 31, 2022, NIM was 4.70%, an increase of 105 basis points from 3.65% compared to the same period in the prior year. NIM, tax-equivalent for the six months ended March 31, 2022 increased to 4.72% from 3.67% in the same period of the prior year.

The Company's cost of funds for all deposits and borrowings averaged 0.08% during the fiscal 2022 second quarter, the same as the prior year quarter. The Company's overall cost of deposits was 0.01% in the fiscal 2022 second quarter, compared to 0.02% in the same quarter last year.

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

	Three Months Ended March 31,
	2022			2021
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)
Interest-earning assets:
Cash and fed funds sold	$810,857	$721	0.36%	$4,187,558	$1,090	0.11%
Mortgage-backed securities	1,184,377	5,446	1.86%	543,256	2,607	1.95%
Tax exempt investment securities	189,213	903	2.45%	297,299	1,132	1.96%
Asset-backed securities	370,671	1,142	1.25%	389,406	1,290	1.34%
Other investment securities	282,655	1,425	2.05%	230,168	1,077	1.90%
Total investments	2,026,916	8,916	1.83%	1,460,129	6,106	1.78%
Commercial finance	2,852,147	48,872	6.95%	2,471,694	46,299	7.60%
Consumer finance	331,033	7,892	9.67%	255,625	6,968	11.06%
Tax services	594,166	11,599	7.92%	714,789	6,544	3.71%
Warehouse finance	467,298	7,177	6.23%	315,162	4,845	6.23%
Community banking	—	—	—%	363,285	3,817	4.26%
Total loans and leases	4,244,644	75,540	7.22%	4,120,555	68,473	6.74%
Total interest-earning assets	7,082,417	$85,177	4.89%	9,768,242	$75,669	3.15%
Noninterest-earning assets	814,151			887,610
Total assets	$7,896,568			$10,655,852

Interest-bearing liabilities:
Interest-bearing checking(2)	$289	$—	0.32%	$275,982	$—	—%
Savings	82,902	6	0.03%	77,562	4	0.02%
Money markets	102,473	53	0.21%	56,352	42	0.30%
Time deposits	8,682	10	0.49%	12,820	34	1.07%
Wholesale deposits	173,493	96	0.22%	175,777	365	0.84%
Total interest-bearing deposits	367,839	165	0.18%	598,493	445	0.30%
Overnight fed funds purchased	95,700	62	0.26%	—	—	—%
Subordinated debentures	74,040	1,002	5.49%	73,864	1,147	6.30%
Other borrowings	17,874	148	3.35%	22,377	227	4.12%
Total borrowings	187,614	1,212	2.62%	96,241	1,374	5.79%
Total interest-bearing liabilities	555,453	1,377	1.01%	694,734	1,819	1.06%
Noninterest-bearing deposits	6,311,583	—	—%	8,967,067	—	—%
Total deposits and interest-bearing liabilities	6,867,036	$1,377	0.08%	9,661,801	$1,819	0.08%
Other noninterest-bearing liabilities	213,982			177,372
Total liabilities	7,081,018			9,839,173
Shareholders' equity	815,550			816,679
Total liabilities and shareholders' equity	$7,896,568			$10,655,852
Net interest income and net interest rate spread including noninterest-bearing deposits		$83,800	4.81%		$73,850	3.08%

Net interest margin			4.80%			3.07%
Tax-equivalent effect			0.01%			0.01%
Net interest margin, tax-equivalent(3)			4.81%			3.08%
(1) Tax rate used to arrive at the TEY for the three months ended March 31, 2022 and 2021 was 21%.
(2) At March 31, 2021, $275.7 million of the total balance were interest-bearing deposits where interest expense was paid by a third party and not by the Company. On October 1, 2021, the Company reclassified the balances related to that program to noninterest bearing checking due to the product moving to noninterest bearing.
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

	Six Months Ended March 31,
	2022			2021
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)
Interest-earning assets:
Cash and fed funds sold	$701,548	$1,280	0.37%	$2,485,330	$1,932	0.16%
Mortgage-backed securities	1,094,729	9,310	1.71%	490,358	4,730	1.93%
Tax exempt investment securities	198,518	1,723	2.20%	315,714	2,348	1.89%
Asset-backed securities	379,212	2,295	1.21%	357,514	2,490	1.40%
Other investment securities	281,232	2,885	2.06%	226,032	2,186	1.94%
Total investments	1,953,691	16,213	1.71%	1,389,618	11,754	1.79%
Commercial finance	2,813,348	97,894	6.98%	2,444,396	91,928	7.54%
Consumer finance	323,724	14,006	8.68%	247,534	11,716	9.49%
Tax services	310,805	13,073	8.44%	366,157	6,553	3.59%
Warehouse finance	455,271	14,077	6.20%	299,510	9,778	6.55%
Community banking	69,707	1,525	4.39%	447,096	10,153	4.55%
Total loans and leases	3,972,855	140,575	7.10%	3,804,693	130,128	6.86%
Total interest-earning assets	6,628,094	$158,068	4.80%	7,679,641	$143,814	3.77%
Noninterest-earning assets	827,143			866,262
Total assets	$7,455,237			$8,545,903

Interest-bearing liabilities:
Interest-bearing checking(2)	$339	$1	0.32%	$218,743	$—	—%
Savings	81,822	11	0.03%	64,741	6	0.02%
Money markets	88,921	105	0.24%	54,466	81	0.30%
Time deposits	8,651	25	0.58%	15,130	91	1.20%
Wholesale deposits	119,855	164	0.28%	218,925	1,063	1.97%
Total interest-bearing deposits	299,588	306	0.21%	572,005	1,241	0.44%
Overnight fed funds purchased	47,490	63	0.26%	6	—	0.25%
Subordinated debentures	74,017	1,987	5.38%	73,841	2,294	6.23%
Other borrowings	18,259	299	3.28%	23,132	430	3.73%
Total borrowings	139,766	2,349	3.37%	96,979	2,724	5.63%
Total interest-bearing liabilities	439,354	2,655	1.21%	668,984	3,965	1.19%
Noninterest-bearing deposits	5,996,650	—	—%	6,901,255	—	—%
Total deposits and interest-bearing liabilities	6,436,004	$2,655	0.08%	7,570,239	$3,965	0.11%
Other noninterest-bearing liabilities	198,278			164,307
Total liabilities	6,634,282			7,734,546
Shareholders' equity	820,955			811,357
Total liabilities and shareholders' equity	$7,455,237			$8,545,903
Net interest income and net interest rate spread including noninterest-bearing deposits		$155,413	4.72%		$139,849	3.67%

Net interest margin			4.70%			3.65%
Tax-equivalent effect			0.02%			0.02%
Net interest margin, tax-equivalent(3)			4.72%			3.67%
(1) Tax rate used to arrive at the TEY for the six months ended March 31, 2022 and 2021 was 21%.
(2) At March 31, 2021, $218.5 million of the total balance were interest-bearing deposits where interest expense was paid by a third party and not by the Company. On October 1, 2021, the Company reclassified the balances related to that program to noninterest bearing checking due to the product moving to noninterest bearing.
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

Provision for Credit Losses
The Company recognized provision for credit losses of $32.3 million and $32.5 million for the three and six months ended March 31, 2022, as compared to $30.3 million and $36.4 million for the comparable period in the prior fiscal year. Net charge-offs were $11.2 million for the quarter ended March 31, 2022, compared to $3.7 million for the quarter ended March 31, 2021. Net charge-offs attributable to the commercial finance portfolio for the quarter were $10.7 million and net charge-offs attributable to the consumer finance portfolio were $0.7 million.

Noninterest Income
Fiscal 2022 second quarter noninterest income decreased to $109.8 million from $113.5 million for the same period of the prior year. The decrease was driven by a reduction in payments fee income of $3.6 million and a net loss on our MoneyLion investment of $1.3 million, partially offset by an increase in rental income of $1.5 million.

During the second quarter of fiscal year 2022, the Company sold the entirety of its equity investment in MoneyLion, recognizing a net loss of $1.3 million during the current period. Following the completion of MoneyLion's de-SPAC process and listing on the New York Stock Exchange on September 22, 2021, the Company recognized a cumulative loss of approximately $0.4 million on the investment dating back to the fourth quarter of fiscal year 2021. The Company continues to be a strategic BaaS provider to MoneyLion.

Noninterest income for the six months ended March 31, 2022 increased to $196.4 million from $158.9 million for the same period of the prior year, primarily driven by the gain on sale of Meta names and trademarks during the first quarter of fiscal 2022.

Noninterest Expense
Noninterest expense increased 7% to $103.2 million for the fiscal 2022 second quarter, from $96.0 million for the same quarter last year. The increase in expense was primarily driven by an increase in consulting expense, software expense, operating lease equipment depreciation and compensation expense. Compensation expense for the second quarter of fiscal 2022 includes $0.9 million of separation-related expenses. When comparing the fiscal 2022 second quarter to the first quarter of 2022, non-interest expense increased by $20.7 million.

Of the $2.8 million in rebranding expenses the Company incurred during the quarter, $2.0 million is recognized in other expense and $0.8 million is related to legal and consulting expense.

Noninterest expense for the six months ended March 31, 2022 increased to $185.6 million from $168.5 million for the same period of the prior year.

Income Tax Expense
The Company recorded an income tax expense of $8.0 million, representing an effective tax rate of 13.8%, for the fiscal 2022 second quarter, compared to $1.1 million, representing an effective tax rate of 1.9%, for the second quarter last year. The current quarter increase in income tax expense was primarily due to a reduction in renewable energy investment tax credit lending volume compared to the prior year period.

The Company originated $1.3 million in solar leases during the fiscal 2022 second quarter, compared to $20.0 million in last year's second quarter. Investment tax credits related to solar leases are recognized ratably based on income throughout each fiscal year. For the six months ended March 31, 2022, the Company originated $22.5 million in solar leases, compared to $58.5 million for the comparable prior year period. The timing and impact of future solar tax credits are expected to vary from period to period, and Meta intends to undertake only those tax credit opportunities that meet the Company's underwriting and return criteria.

Asset Quality
Generally, when a loan or lease becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Company will place the loan or lease on a nonaccrual status and, as a result, previously accrued interest income on the loan or lease is reversed against current income. The loan or lease will generally remain on a non-accrual status until six months of good payment history has been established or management believes the financial status of the borrower has been significantly restored. Certain relationships in the table below are over 90 days past due and still accruing. The Company considers these relationships as being in the process of collection. Insurance premium finance loans, consumer finance and tax services loans are generally not placed on nonaccrual status, but are instead written off when the collection of principal and interest become doubtful.

Loans and leases, or portions thereof, are charged-off when collection of principal becomes doubtful. Generally, this is associated with a delay or shortfall in payments of greater than 210 days for insurance premium finance, 180 days for tax and other specialty lending loans, 120 days for consumer credit products and 90 days for other loans. Action is taken to charge off ERO loans if such loans have not been collected by the end of June and taxpayer advance loans if such loans have not been collected by the end of the calendar year. Nonaccrual loans and troubled debt restructurings are generally considered impaired.

The Company believes that the level of allowance for credit losses at March 31, 2022 was appropriate and reflected probable losses related to these loans and leases; however, there can be no assurance that all loans and leases will be fully collectible or that the present level of the allowance will be adequate in the future. See the section below titled “Allowance for Credit Losses” for further information.

The table below sets forth the amounts and categories of the Company's nonperforming assets.

(Dollars in thousands)	March 31, 2022	September 30, 2021
Nonperforming Loans and Leases
Nonaccruing loans and leases:
Commercial finance	$25,327	$19,330
Community banking	—	14,915
Total nonaccruing loans and leases	25,327	34,245

Accruing loans and leases delinquent 90 days or more:
Commercial finance	5,701	12,489
Consumer finance	4,814	1,236
Tax services(1)	—	7,962
Total accruing loans and leases delinquent 90 days or more	10,515	21,687
Total nonperforming loans and leases	35,842	55,932

Other Assets
Nonperforming operating leases	2,386	3,824

Foreclosed and repossessed assets:
Commercial finance	112	2,077
Total foreclosed and repossessed assets	112	2,077

Total other assets	2,498	5,901

Total nonperforming assets	$38,340	$61,833
Total as a percentage of total assets	0.56%	0.92%
(1) Certain tax services loans do not bear interest.

At March 31, 2022, nonperforming loans and leases totaled $35.8 million, representing 0.95% of total loans and leases, compared to $55.9 million, or 1.52% of total loans and leases at September 30, 2021.

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

On the basis of management’s review of its loans, leases, and other assets, at March 31, 2022, the Company had classified loans and leases of $167.9 million as substandard, $4.0 million as doubtful and none as loss. At September 30, 2021, the Company classified loans and leases of $264.2 million as substandard, $12.1 million as doubtful and none as loss.

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

The Company's ACL totaled $88.6 million at March 31, 2022, an increase compared to $68.3 million at September 30, 2021. The increase in the ACL at March 31, 2022 was primarily due to the seasonal tax services loan portfolio, which increased $29.2 million during the fiscal 2022 second quarter.

The following table presents the Company's ACL as a percentage of its total loans and leases.

	As of the Period Ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Commercial finance	1.66%	2.04%	1.77%	1.73%	1.77%
Consumer finance	3.18%	2.70%	2.91%	3.80%	4.70%
Tax services	35.76%	1.60%	0.02%	58.99%	12.90%
Warehouse finance	0.10%	0.10%	0.10%	0.10%	0.10%
Community banking	—%	—%	6.16%	4.36%	4.03%
Total loans and leases	2.38%	1.84%	1.89%	2.61%	2.71%
Total loans and leases excluding tax services	1.59%	1.84%	1.90%	1.94%	2.04%

Management closely monitors economic developments and considers these factors when assessing the appropriateness of its ACL. The Company's ACL as a percentage of total loans and leases increased to 2.38% at March 31, 2022 from 1.84% at December 31, 2021 and from 1.89% at September 30, 2021. The increase in the total loans and leases coverage ratio was primarily driven by the seasonal tax services loan portfolio. The coverage ratio for the commercial finance portfolio decreased compared to December 31, 2021 due to reduction of specific reserves on two individually evaluated loan relationships. The Company expects to continue to diligently monitor the ACL and adjust as necessary in future periods to maintain an appropriate and supportable level.

Management believes that, based on a detailed review of the loan and lease portfolio, historic loan and lease losses, current economic conditions, the size of the loan and lease portfolio and other factors, the level of the ACL at March 31, 2022 reflected an appropriate allowance against expected credit losses from the lending portfolio. Although the Company maintains its ACL at a level it considers to be appropriate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for credit losses will not be required in future periods.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within these financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Management has identified its critical accounting policies, which are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations, and include those for the ACL, goodwill and identifiable intangible assets. These policies involve complex and subjective decisions and assessments. Some of these estimates may be uncertain at the time they are made, could change from period to period, and could have a material impact on the financial statements. A discussion of the Company’s critical accounting policies and estimates can be found in the Company's Annual Report on Form 10-K for the year ended September 30, 2021. There were no significant changes to these critical accounting policies and estimates during the first six months of fiscal 2022.

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

At March 31, 2022, the Company had unfunded loan and lease commitments of $1.33 billion. Management believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

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

The Capital Rules require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined). At March 31, 2022, both the Company and the Bank exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements. The Company and the Bank took the AOCI opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.

The tables below include certain non-GAAP financial measures that are used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies. Management reviews these measures along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and corresponding reconciliation to total equity. The decrease in Tier 1 leverage capital ratio for the period is the result of higher quarterly average assets related to its seasonal tax business. Regulatory Capital is not affected by the unrealized loss on AOCI. The securities portfolio is made up of nearly all amortizing securities that should provide consistent cash flow and is not expected to require sales to realize the losses to fund future loan growth.

At March 31, 2022	Company	Bank	Minimum to be Adequately Capitalized Under Prompt Corrective Action Provisions	Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
Tier 1 leverage capital ratio	6.80%	7.79%	4.00%	5.00%
Common equity Tier 1 capital ratio	11.26	13.26	4.50	6.50
Tier 1 capital ratio	11.58	13.26	6.00	8.00
Total capital ratio	14.16	14.52	8.00	10.00

The following table provides a reconciliation of the amounts included in the table above for the Company.

(Dollars in thousands)	Standardized Approach(1) March 31, 2022
Total stockholders' equity	$763,406
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	299,983
LESS: Certain other intangible assets	30,007
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	13,404
LESS: Net unrealized gains (losses) on available for sale securities	(69,838)
LESS: Noncontrolling interest	322
ADD: Adoption of Accounting Standards Update 2016-13	13,387
Common Equity Tier 1(1)	502,915
Long-term borrowings and other instruments qualifying as Tier 1	13,661
Tier 1 minority interest not included in common equity Tier 1 capital	208
Total Tier 1 capital	516,784
Allowance for credit losses	56,051
Subordinated debentures (net of issuance costs)	59,256
Total capital	$632,091
(1) Capital ratios were determined using the Basel III capital rules that became effective on January 1, 2015. Basel III revised the definition of capital, increased minimum capital ratios, and introduced a minimum common equity tier 1 capital ratio; those changes were fully phased in through the end of 2021.

The following table provides a reconciliation of tangible common equity and tangible common equity excluding AOCI, each of which is used in calculating tangible book value data, to total stockholders' equity. Each of tangible common equity and tangible common equity excluding AOCI is a non-GAAP financial measure that is commonly used within the banking industry.

(Dollars in thousands)	At March 31, 2022
Total stockholders' equity	$763,406
LESS: Goodwill	309,505
LESS: Intangible assets	29,290
Tangible common equity	424,611
LESS: AOCI	(69,374)
Tangible common equity excluding AOCI	$493,985

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

CONTRACTUAL OBLIGATIONS

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations" in the Company’s Annual Report on Form 10-K for its fiscal year ended September 30, 2021 for a summary of our contractual obligations as of September 30, 2021. There were no material changes outside the ordinary course of our business in contractual obligations from September 30, 2021 through March 31, 2022.

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

See Note 19. Commitments and Contingencies in "Item 8. Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for its fiscal year ended September 30, 2021 for discussion of the Company’s off-balance sheet financing arrangements as of September 30, 2021. There were no material changes from September 30, 2021 through March 31, 2022.

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

The EAR analysis used in the following table reflects the required analysis used no less than quarterly by management. It models basis point parallel shifts in market interest rates over the next one-year period. The following table shows the results of the scenarios as of March 31, 2022:

Net Sensitive Earnings at Risk
		Change in Interest Income/Expense for a given change in interest rates
		Over/(Under) Base Case Parallel Shift
(Dollars in Thousands)	Book Value	-100	Base	+100	+200	+300	+400
Total interest-sensitive income	6,083,850	272,723	288,211	312,327	337,448	363,183	388,990
Total interest-sensitive expense	223,241	229	500	1,313	2,137	2,982	3,857
Net interest-sensitive income		272,494	287,711	311,014	335,311	360,201	385,133

Percentage change from base		-5.3%	—%	8.1%	16.5%	25.2%	33.9%

The EAR analysis reported at March 31, 2022, shows that Total Interest Sensitive Income will change more rapidly than Total Interest Sensitive Expense over the next year. IRR is a snapshot in time. The Company’s business and deposits are predictably cyclical on a weekly, monthly and yearly basis. The Company’s static IRR results could vary depending on which day of the week the month ends, primarily related to payroll processing and timing of when certain programs are prefunded and when the funds are received.
Under EVE analysis, the economic value of financial assets, liabilities and off-balance sheet instruments is derived under each rate scenario. The economic value of equity is calculated as the difference between the estimated market value of assets and liabilities, net of the impact of off-balance sheet instruments.
The EVE analysis used in the following table reflects the required analysis used no less than quarterly by management. It models immediate basis point parallel shifts in market interest rates. The following table shows the results of the scenarios as March 31, 2022:

Economic Value Sensitivity
	Standard (Parallel Shift)
	Economic Value of Equity at Risk %
	-100	+100	+200	+300	+400
Percentage change from base	-7.4%	5.8%	10.5%	14.4%	18.5%

The EVE at risk reported at March 31, 2022 shows that the economic value of equity position is expected to benefit from rising interest rates due to the large amount of noninterest-bearing funding.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management evaluated the Company's disclosure controls and procedures. The evaluation was performed under the direction of the Company's Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of March 31, 2022, of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2022, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Based on this evaluation, management concluded that, as of the end of the period covered by this report, there were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the fiscal second quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors

A description of our risk factors can be found in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. There were no material changes to those risk factors during the six months ended March 31, 2022, except that the following risk factor is hereby added:

We are planning to rebrand and the rebranding strategy may not produce the benefits expected, may involve substantial costs and may not be favorably received by our customers.

To reflect the evolution and growth of our business, including our corporate mission of financial inclusion for all®, we are planning to rebrand, with the Company changing its name to Pathward Financial, Inc. and the Bank changing to Pathward, N.A. As previously announced, in connection with the sale of our rights to our current trade names and marks including METABANK and META FINANCIAL GROUP for $60 million, we have agreed to phase out and cease all use of the META marks and names, and change our corporate names by December 7, 2022. Accordingly, the full transition to Pathward is expected by the end of this calendar year, including the launch of a new brand identity and website.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities.

The Company's Board of Directors authorized a 7,500,000 share repurchase program on November 20, 2019 that was publicly announced on November 20, 2019 and is scheduled to expire on December 31, 2022. All remaining shares available for repurchase under this program were repurchased during the fiscal 2022 first quarter. On September 3, 2021, the Company's Board of Directors authorized an additional 6,000,000 share repurchase program that was publicly announced on September 7, 2021 and is scheduled to expire on September 30, 2024. The table below sets forth information regarding repurchases of our common stock during the fiscal 2022 second quarter.

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(1)(2)	Total Number Of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number Of Shares that may yet be Purchased Under the Plans or Programs
January 1 to 31	200,231	$59.91	200,000	5,404,375
February 1 to 28	284,833	57.66	281,700	5,122,675
March 1 to 31	254,498	54.60	254,498	4,868,177
Total	739,562		736,198
(1) All shares not purchased as part of the Company's publicly announced repurchase program were acquired in satisfaction of the tax withholding obligations of holders of restricted stock unit awards, which vested during the quarter.
(2) The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

Item 6. Exhibits.

Exhibit Number	Description
10.1*	Form of Restricted Stock Agreement - Non-Employee Directors Annual Equity Award.

10.2*	Form of Restricted Stock Agreement - Non-Employee Directors Award in Lieu of Cash Retainer.

10.3*	Amendment 3 to the 2002 Omnibus Incentive Plan, as amended.

31.1	Section 302 certification of Chief Executive Officer.

31.2	Section 302 certification of Chief Financial Officer.

32.1	Section 906 certification of Chief Executive Officer.

32.2	Section 906 certification of Chief Financial Officer.

101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Condensed Consolidated Statements of Financial Condition, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements, tagged in summary and in detail.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Management contract or compensatory plan or agreement.

META FINANCIAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

META FINANCIAL GROUP, INC.

Date: May 9, 2022	By:	/s/ Brett L. Pharr
Brett L. Pharr,
Chief Executive Officer and Director

Date: May 9, 2022	By:	/s/ Glen W. Herrick
Glen W. Herrick,
Executive Vice President and Chief Financial Officer