Form 10-Q
period 2022-06-30
PATHWARD FINANCIAL, INC.
filed 2022-08-09
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .

Commission File Number:  0-22140

PATHWARD FINANCIAL, INC.TM
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at August 2, 2022:
Common Stock, $.01 par value	29,053,520	Shares
Nonvoting Common Stock, $.01 par value	0	Nonvoting shares

PATHWARD FINANCIAL, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	June 30, 2022	September 30, 2021
ASSETS	(Unaudited)	(Audited)
Cash and cash equivalents	$157,260	$314,019
Securities available for sale, at fair value	1,956,523	1,864,899
Securities held to maturity, at amortized cost (fair value $41,963 and $56,391, respectively)	43,877	56,669
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	28,812	28,400
Loans held for sale	67,571	56,194
Loans and leases	3,688,566	3,609,563
Allowance for credit losses	(75,206)	(68,281)
Accrued interest receivable	16,818	16,254
Premises, furniture, and equipment, net	42,076	44,888
Rental equipment, net	222,023	213,116
Foreclosed real estate and repossessed assets, net	13	2,077
Goodwill and intangible assets	336,593	342,653
Prepaid assets	11,408	10,513
Other assets	231,844	199,686
Total assets	$6,728,178	$6,690,650

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$5,710,799	$5,514,971
Long-term borrowings	16,616	92,834
Accrued expenses and other liabilities	275,989	210,961
Total liabilities	6,003,404	5,818,766

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued and no shares outstanding at June 30, 2022 and September 30, 2021, respectively	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 29,440,396 and 31,686,483 shares issued, 29,356,707 and 31,669,952 shares outstanding at June 30, 2022 and September 30, 2021, respectively	294	317
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at June 30, 2022 and September 30, 2021, respectively	—	—
Additional paid-in capital	615,159	604,484
Retained earnings	244,686	259,189
Accumulated other comprehensive income (loss)	(131,407)	7,599
Treasury stock, at cost, 83,689 and 16,531 common shares at June 30, 2022 and September 30, 2021, respectively	(4,623)	(860)
Total equity attributable to parent	724,109	870,729
Noncontrolling interest	665	1,155
Total stockholders’ equity	724,774	871,884
Total liabilities and stockholders’ equity	$6,728,178	$6,690,650
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Interest and dividend income:
Loans and leases, including fees	$62,541	$62,287	$203,115	$192,415
Mortgage-backed securities	7,381	3,446	16,690	8,176
Other investments	3,984	4,250	12,169	13,207
	73,906	69,983	231,974	213,798
Interest expense:
Deposits	94	188	400	1,429
FHLB advances and other borrowings	1,661	1,320	4,010	4,045
	1,755	1,508	4,410	5,474

Net interest income	72,151	68,475	227,564	208,324

Provision (reversal of) for credit losses	(1,302)	4,612	31,186	40,991

Net interest income after provision for credit losses	73,453	63,863	196,378	167,333

Noninterest income:
Refund transfer product fees	10,289	12,073	38,674	35,400
Tax advance product fees	(20)	891	40,513	47,413
Payments card and deposit fees	24,673	29,203	76,075	81,641
Other bank and deposit fees	262	338	750	709
Rental income	12,082	9,976	34,534	29,707
Gain on sale of securities	198	—	595	6
Gain on sale of trademarks	—	—	50,000	—
Gain (loss) on sale of other	1,239	5,955	(1,601)	10,935
Other income	5,271	4,017	10,811	15,550
Total noninterest income	53,994	62,453	250,351	221,361

Noninterest expense:
Compensation and benefits	45,091	38,604	128,364	114,867
Refund transfer product expense	2,457	2,435	8,855	8,642
Tax advance product expense	(29)	(25)	2,156	2,534
Card processing	8,438	6,809	23,067	20,138
Occupancy and equipment expense	8,996	7,381	25,845	21,017
Operating lease equipment depreciation	9,145	8,122	26,331	23,122
Legal and consulting	11,724	5,680	27,279	16,972
Intangible amortization	1,532	2,013	5,188	6,784
Impairment expense	670	505	670	2,217
Other expense	8,626	9,999	34,491	33,775
Total noninterest expense	96,650	81,523	282,246	250,068

Income before income tax expense	30,797	44,793	164,483	138,626

Income tax expense	6,958	4,934	29,236	9,600

Net income before noncontrolling interest	23,839	39,859	135,247	129,026
Net income attributable to noncontrolling interest	1,448	1,158	2,281	3,221
Net income attributable to parent	$22,391	$38,701	$132,966	$125,805

Earnings per common share:
Basic	$0.76	$1.21	$4.44	$3.87
Diluted	$0.76	$1.21	$4.44	$3.87
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Net income before noncontrolling interest	$23,839	$39,859	$135,247	$129,026

Other comprehensive income (loss):
Change in net unrealized gain (loss) on debt securities	(81,841)	3,081	(184,614)	(3,996)
Net (gain) realized on investment securities	(198)	—	(595)	(6)
	(82,039)	3,081	(185,209)	(4,002)
Unrealized gain on currency translation	(520)	121	(311)	692
Deferred income tax effect	(20,526)	789	(46,514)	(990)
Total other comprehensive (loss)	(62,033)	2,413	(139,006)	(2,320)
Total comprehensive income (loss)	(38,194)	42,272	(3,759)	126,706
Total comprehensive income attributable to noncontrolling interest	1,448	1,158	2,281	3,221
Comprehensive income (loss) attributable to parent	$(39,642)	$41,114	$(6,040)	$123,485
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(Dollars in thousands, except per share data)	Pathward Financial, Inc.
Three Months Ended June 30, 2022	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Pathward Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
Balance, March 31, 2022	$294	$612,917	$223,760	$(69,374)	$(4,513)	$763,084	$322	$763,406
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,465)	—	—	(1,465)	—	(1,465)
Repurchases of common stock	—	—	—	—	(110)	(110)	—	(110)
Stock compensation	—	2,242	—	—	—	2,242	—	2,242
Total other comprehensive (loss)	—	—	—	(62,033)	—	(62,033)	—	(62,033)
Net income	—	—	22,391	—	—	22,391	1,448	23,839
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(1,105)	(1,105)
Balance, June 30, 2022	$294	$615,159	$244,686	$(131,407)	$(4,623)	$724,109	$665	$724,774

Three Months Ended June 30, 2021
Balance, March 31, 2021	$319	$601,222	$225,471	$12,809	$(5,655)	$834,166	$1,092	$835,258
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,594)	—	—	(1,594)	—	(1,594)
Repurchases of common stock	—	—	—	—	(41)	(41)	—	(41)
Stock compensation	—	1,498	—	—	—	1,498	—	1,498
Total other comprehensive (loss)	—	—	—	2,413	—	2,413	—	2,413
Net income	—	—	38,701	—	—	38,701	1,158	39,859
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(760)	(760)
Balance, June 30, 2021	$319	$602,720	$262,578	$15,222	$(5,696)	$875,143	$1,490	$876,633

(Dollars in thousands, except per share data)	Pathward Financial, Inc.
Nine Months Ended June 30, 2022	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Pathward Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
Balance, September 30, 2021	$317	$604,484	$259,189	$7,599	$(860)	$870,729	$1,155	$871,884
Cash dividends declared on common stock ($0.15 per share)	—	—	(4,469)	—	—	(4,469)	—	(4,469)
Issuance of common stock due to restricted stock	1	—	—	—	—	1	—	1
Issuance of common stock due to ESOP	1	2,885	—	—	—	2,886	—	2,886
Repurchases of common stock	(25)	25	(143,000)	—	(3,763)	(146,763)	—	(146,763)
Stock compensation	—	7,765	—	—	—	7,765	—	7,765
Total other comprehensive (loss)	—	—	—	(139,006)	—	(139,006)	—	(139,006)
Net income	—	—	132,966	—	—	132,966	2,281	135,247
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(2,771)	(2,771)
Balance, June 30, 2022	$294	$615,159	$244,686	$(131,407)	$(4,623)	$724,109	$665	$724,774

Nine Months Ended June 30, 2021
Balance, September 30, 2020	$344	$594,569	$234,927	$17,542	$(3,677)	$843,705	$3,603	$847,308
Adoption of Accounting Standards Update 2016-13, net of income taxes	—	—	(8,351)	—	—	(8,351)	(2,452)	(10,803)
Cash dividends declared on common stock ($0.15 per share)	—	—	(4,804)	—	—	(4,804)	—	(4,804)
Issuance of common stock due to ESOP	2	3,034	—	—	—	3,036	—	3,036
Repurchases of common stock	(27)	27	(84,999)	—	(2,019)	(87,018)	—	(87,018)
Stock compensation	—	5,090	—	—	—	5,090	—	5,090
Total other comprehensive (loss)	—	—	—	(2,320)	—	(2,320)	—	(2,320)
Net income	—	—	125,805	—	—	125,805	3,221	129,026
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(2,882)	(2,882)
Balance, June 30, 2021	$319	$602,720	$262,578	$15,222	$(5,696)	$875,143	$1,490	$876,633
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30,
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income before noncontrolling interest	$135,247	$129,026
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	47,193	43,561
Provision for credit losses	31,186	40,991
Provision (reversal of) for deferred taxes	18,517	(1,360)
Originations of loans held for sale	(769,672)	(472,935)
Proceeds from sales of loans held for sale	898,442	694,063
Net change in loans held for sale	12,568	2,495
Fair value adjustment of foreclosed real estate	250	481
Net realized (gain) on securities available for sale, net	(161)	(6)
Net realized (gain) loss on loans held for sale	3,933	(9,804)
Net realized loss on premise, furniture, and equipment	45	—
Net realized (gain) on lease receivables and equipment	(2,180)	(1,076)
Net realized (gain) on foreclosed real estate and repossessed assets	—	(4)
Net realized (gain) on trademarks	(50,000)	—
Net realized (gain) loss on other assets	(434)	28
Change in bank-owned life insurance value	(1,818)	(1,827)
Impairment of intangibles	670	—
Net change in accrued interest receivable	(564)	398
Net change in other assets	(7,391)	(3,742)
Net change in accrued expenses and other liabilities	(36,577)	25,332
Stock compensation	7,765	5,090
Net cash provided by operating activities	287,019	450,711

Cash flows from investing activities:
Purchases of securities available for sale	(689,515)	(976,502)
Proceeds from sales of securities available for sale	244,305	50,468
Proceeds from maturities of and principal collected on securities available for sale	264,808	266,673
Proceeds from maturities of and principal collected on securities held to maturity	12,189	27,041
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(134,293)	(1,295)
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	133,880	—
Purchases of loans and leases	(108,570)	(145,639)
Proceeds from sales of loans and leases	45,784	13,822
Net change in loans and leases	35,462	(177,944)
Purchases of premises, furniture, and equipment	(5,860)	(9,448)
Proceeds from sales of premises, furniture, and equipment	35	86
Purchases of rental equipment	(270,262)	(36,800)
Proceeds from sales of rental equipment	8,236	11,744
Net change in rental equipment	(1,879)	(2,303)
Proceeds from sales of foreclosed real estate and repossessed assets	1,814	8,285
Proceeds from sale of trademarks	50,000	—
Proceeds from sale of other assets	2,925	—
Net cash (used in) investing activities	(410,941)	(971,812)

Cash flows from financing activities:
Net change in deposits	195,828	909,672
Redemption of long-term borrowings	(75,000)	—
Principal payments on capital lease obligations	(75)	(24)
Principal payments on other liabilities	(2,163)	(4,775)
Proceeds from other liabilities	—	80
Dividends paid on common stock	(4,469)	(4,804)
Issuance of common stock due to restricted stock	1	—
Issuance of common stock due to ESOP	2,886	3,036
Repurchases of common stock	(146,763)	(87,018)
Distributions to noncontrolling interest	(2,771)	(2,882)
Net cash (used in) financing activities	(32,526)	813,285

Effect of exchange rate changes on cash	(311)	692

Net change in cash and cash equivalents	(156,759)	292,876

Cash and cash equivalents at beginning of fiscal year	314,019	427,367
Cash and cash equivalents at end of fiscal period	$157,260	$720,243

	Nine Months Ended June 30,
(Dollars in thousands)	2022	2021
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,779	$5,544
Income taxes	10,898	4,147
Franchise taxes	200	200
Other taxes	516	671
Supplemental schedule of non-cash investing activities:
Purchases/sales of securities accrued, not settled
Trade Date Purchases - AFS	101,993	—
Transfers
Held for sale to loans and leases	14,731	—
Loans and leases to held for sale	169,045	118,037
Loans and leases to rental equipment	3,393	14,844
Loans and leases to foreclosed real estate and repossessed assets	—	9
Rental equipment to loan and leases	233,634	14,014
Recognition of operating lease ROU assets, net of measurements	389	12,954
See Notes to Condensed Consolidated Financial Statements.

NOTE 1. BASIS OF PRESENTATION

The interim unaudited Condensed Consolidated Financial Statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended September 30, 2021 included in Pathward Financial, Inc.’s (“Pathward” or the “Company”) Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on November 23, 2021. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements have been omitted.

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three and nine months ended June 30, 2022 are not necessarily indicative of the results expected for the fiscal year ending September 30, 2022.

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

The Company received $50.0 million upon execution and delivery of the Agreement, at which time the Meta tradenames were assigned to the Assignee. The Company has recognized the $50.0 million as noninterest income during the period ended December 31, 2021. The remaining $10.0 million was paid by the Assignee and is being held in an escrow account by a third-party agent until the agreed upon activities within the Phase Out Period have been completed, at which time the funds will be released to the Company. The Company’s receipt of the $10.0 million payment is contingent upon phase out activities that have not yet been completed and has not been recognized in the Company’s consolidated financial statements for the fiscal quarter ended June 30, 2022.

On July 13, 2022, the Company announced it changed its name to Pathward Financial, Inc.™, and its bank subsidiary MetaBank®, N.A. changed to Pathward™, N.A. ("Pathward"). Certain changes will be made immediately, with a full transition to Pathward expected by the end of this calendar year, including the launch of a new brand identity and website.

The Company recognized $3.4 million and $6.2 million of noninterest expense related to rebranding efforts during the three and nine months ended June 30, 2022, respectively.

NOTE 4. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale ("AFS") and held to maturity ("HTM") debt securities are presented below.

	Debt Securities AFS
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At June 30, 2022
Corporate securities	$25,000	$—	$(1,562)	$23,438
SBA securities	84,506	247	(3,404)	81,349
Obligations of states and political subdivisions	2,726	—	(85)	2,641
Non-bank qualified obligations of states and political subdivisions	260,069	29	(15,137)	244,961
Asset-backed securities	171,623	—	(12,291)	159,332
Mortgage-backed securities	1,587,992	655	(143,845)	1,444,802
Total debt securities AFS	$2,131,916	$931	$(176,324)	$1,956,523
At September 30, 2021
Corporate securities	$25,000	$—	$—	$25,000
SBA securities	151,958	5,251	—	157,209
Obligations of states and political subdivisions	2,497	10	—	2,507
Non-bank qualified obligations of states and political subdivisions	266,048	3,347	(1,100)	268,295
Asset-backed securities	393,103	3,003	(1,247)	394,859
Mortgage-backed securities	1,016,478	9,728	(9,177)	1,017,029
Total debt securities AFS	$1,855,084	$21,339	$(11,524)	$1,864,899

	Debt Securities HTM
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At June 30, 2022
Non-bank qualified obligations of states and political subdivisions	$41,122	$—	$(1,765)	$39,357
Mortgage-backed securities	2,755	—	(149)	2,606
Total debt securities HTM	$43,877	$—	$(1,914)	$41,963
At September 30, 2021
Non-bank qualified obligations of states and political subdivisions	$52,944	$103	$(471)	$52,576
Mortgage-backed securities	3,725	90	—	3,815
Total debt securities HTM	$56,669	$193	$(471)	$56,391

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in thousands)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Debt Securities AFS
At June 30, 2022
Corporate securities	$23,438	$(1,562)	$—	$—	$23,438	$(1,562)
SBA securities	73,758	(3,404)	—	—	73,758	(3,404)
Obligations of state and political subdivisions	2,401	(85)	—	—	2,401	(85)
Non-bank qualified obligations of states and political subdivisions	237,769	(14,823)	3,414	(314)	241,183	(15,137)
Asset-backed securities	96,852	(6,435)	62,481	(5,856)	159,333	(12,291)
Mortgage-backed securities	1,033,772	(111,839)	227,715	(32,006)	1,261,487	(143,845)
Total debt securities AFS	$1,467,990	$(138,148)	$293,610	$(38,176)	$1,761,600	$(176,324)
At September 30, 2021
Non-bank qualified obligations of states and political subdivisions	$101,046	$(1,100)	$—	$—	$101,046	$(1,100)
Asset-backed securities	127,110	(283)	91,553	(964)	218,663	(1,247)
Mortgage-backed securities	759,035	(7,418)	60,792	(1,759)	819,827	(9,177)
Total debt securities AFS	$987,191	$(8,801)	$152,345	$(2,723)	$1,139,536	$(11,524)

Debt Securities HTM
At June 30, 2022
Non-bank qualified obligations of states and political subdivisions	$35,121	$(1,530)	$4,236	$(235)	$39,357	$(1,765)
Mortgage-backed securities	2,607	(149)	—	—	2,607	(149)
Total debt securities HTM	$37,728	$(1,679)	$4,236	$(235)	$41,964	$(1,914)
At September 30, 2021
Non-bank qualified obligations of states and political subdivisions	$26,096	$(471)	$—	$—	$26,096	$(471)
Total debt securities HTM	$26,096	$(471)	$—	$—	$26,096	$(471)

At June 30, 2022, there were 166 securities AFS in an unrealized loss position. Management assessed each investment security with unrealized losses for credit loss and determined substantially all unrealized losses on these securities were due to credit spreads and interest rates versus credit loss. As part of that assessment, management evaluated and concluded that it is more-likely-than-not that the Company will not be required and does not intend to sell any of the securities prior to recovery of the amortized cost. At June 30, 2022, there was no ACL for debt securities AFS.

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

(Dollars in thousands)	At June 30, 2022		At September 30, 2021
Securities AFS at Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$950	$955	$810	$822
Due after one year through five years	10,797	10,489	13,026	13,378
Due after five years through ten years	68,339	63,705	50,785	52,357
Due after ten years	463,838	436,572	773,985	781,313
	543,924	511,721	838,606	847,870
Mortgage-backed securities	1,587,992	1,444,802	1,016,478	1,017,029
Total securities AFS, at fair value	$2,131,916	$1,956,523	$1,855,084	$1,864,899

	At June 30, 2022		At September 30, 2021
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities HTM at Fair Value
Due after ten years	$41,122	$39,357	$52,944	$52,576
	41,122	39,357	52,944	52,576
Mortgage-backed securities	2,755	2,606	3,725	3,815
Total securities HTM, at cost	$43,877	$41,963	$56,669	$56,391

Equity Securities
The Company held $3.1 million at June 30, 2022 and $12.7 million at September 30, 2021 in marketable equity securities. The Company recognized $3.8 million and none in unrealized loss on marketable equity securities during the nine months ended June 30, 2022 and 2021, respectively, which is attributable to an investee becoming publicly traded during fiscal year 2021. All other marketable equity securities and related activity were insignificant for the nine months ended June 30, 2022 and 2021. There was one marketable security sold during the nine months ended June 30, 2022 for a $0.3 million gain.

Non-marketable equity securities with a readily determinable fair value totaled $6.5 million at June 30, 2022 and $4.6 million at September 30, 2021. The Company recognized $0.6 million in unrealized gains and $0.4 million in unrealized gains during the nine months ended June 30, 2022 and 2021, respectively. No such securities were sold during the nine months ended June 30, 2022.

Non-marketable equity securities without readily determinable fair value totaled $20.7 million at June 30, 2022 and $16.0 million at September 30, 2021. There were three securities sold during the nine months ended June 30, 2022 for a $0.2 million gain.

FRB Stock
The Bank is required by federal law to subscribe to capital stock (divided into shares of $100 each) as a member of the FRB of Minneapolis with an amount equal to six per centum of the paid-up capital stock and surplus. One-half of the subscription is paid at time of application, and one-half is subject to call of the Board of Governors of the Federal Reserve System. FRB of Minneapolis stock held by the Bank totaled $19.7 million at June 30, 2022 and September 30, 2021. These equity securities are 'restricted' in that they can only be owned by member banks.

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

The FHLB stock is carried at cost since it is generally redeemable at par value. The carrying value of the stock held at the FHLB was $9.1 million at June 30, 2022 and $8.7 million at September 30, 2021.

These equity securities are ‘restricted’ in that they can only be sold back to the respective institution from which they were acquired or another member institution at par. Therefore, FRB and FHLB stocks are less liquid than other marketable equity securities, and the fair value approximates cost.

Equity Security Impairment
The Company evaluates impairment for investments held at cost on at least an annual basis based on the ultimate recoverability of the par value. All other equity investments, including those under the equity method, are reviewed for other-than-temporary impairment on at least a quarterly basis. The Company recognized no impairment for such investments for the nine months ended June 30, 2022.

NOTE 5. LOANS AND LEASES, NET

Loans and leases consist of the following:

(Dollars in thousands)	June 30, 2022	September 30, 2021
Term lending	$1,047,764	$961,019
Asset based lending	402,506	300,225
Factoring	408,777	363,670
Lease financing	218,789	266,050
Insurance premium finance	481,219	428,867
SBA/USDA	215,510	247,756
Other commercial finance	173,338	157,908
Commercial finance	2,947,903	2,725,495
Consumer credit products	152,106	129,251
Other consumer finance	107,135	123,606
Consumer finance	259,241	252,857
Tax services	41,627	10,405
Warehouse finance	434,748	419,926
Community banking	—	199,132
Total loans and leases	3,683,519	3,607,815
Net deferred loan origination costs	5,047	1,748
Total gross loans and leases	3,688,566	3,609,563
Allowance for credit losses	(75,206)	(68,281)
Total loans and leases, net	$3,613,360	$3,541,282

During the nine months ended June 30, 2022, the Company transferred $169.0 million of Community Banking loans to held for sale. During the nine months ended June 30, 2021, the Company transferred $118.0 million of Community Banking loans to held for sale.

During the nine months ended June 30, 2022 and 2021, the Company originated $769.7 million and $472.9 million of consumer finance and SBA/USDA as held for sale, respectively.

The Company sold held for sale loans resulting in proceeds of $898.4 million and loss on sale of $3.9 million during the nine months ended June 30, 2022. The Company sold held for sale loans resulting in proceeds of $694.1 million and gains on sale of $9.8 million during the nine months ended June 30, 2021.

In connection with the Company's sale of the Bank's Community Bank division to Central Bank, the Company entered into a servicing agreement with Central Bank for the retained Community Bank loan portfolio that became effective on February 29, 2020 (the "Closing Date"). The Company recognized $0.2 million and $2.2 million in servicing fee expense during the nine months ended June 30, 2022 and 2021, respectively, and $3.3 million for the fiscal year ended September 30, 2021.

Since the Closing Date, the Company has entered into subsequent loan portfolio sale agreements with Central Bank and other third parties. The Company sold additional loans from the retained Community Bank portfolio in the amount of $192.5 million and $233.0 million in the nine months ended June 30, 2022 and 2021, respectively, and $308.1 million for the fiscal year ended September 30, 2021. All loans from the retained Community Bank portfolio have been sold as of December 31, 2021.

Loans purchased and sold by portfolio segment, including participation interests, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Loans Purchased
Loans held for investment:
Commercial finance	$—	$—	$3,098	$—
Warehouse finance	19,657	46,153	105,472	142,389
Community banking	—	403	—	3,250
Total purchases	$19,657	$46,556	$108,570	$145,639
Loans Sold
Loans held for sale:
Commercial finance	$1,216	$45,695	$48,329	$81,996
Consumer finance	173,284	72,437	696,891	382,382
Community banking	—	—	153,222	232,979
Loans held for investment:
Commercial finance	—	—	15,549	—
Community banking	—	1,816	30,235	13,822
Total sales	$174,500	$119,948	$944,226	$711,179

Leasing Portfolio. The net investment in direct financing and sales-type leases was comprised of the following:

(Dollars in thousands)	June 30, 2022	September 30, 2021
Carrying amount	$226,347	$278,341
Unguaranteed residual assets	11,862	14,393
Unamortized initial direct costs	348	490
Unearned income	(19,420)	(26,684)
Total net investment in direct financing and sales-type leases	$219,137	$266,540

Undiscounted future minimum lease payments receivable for direct financing and sales-type leases, and a reconciliation to the carrying amount recorded at June 30, 2022 were as follows:

(Dollars in thousands)
Remaining in 2022	$24,394
2023	93,511
2024	62,678
2025	30,942
2026	10,471
Thereafter	4,351
Total undiscounted future minimum lease payments receivable for direct financing and sales-type leases	226,347
Third-party residual value guarantees	—
Total carrying amount of direct financing and sales-type leases	$226,347

The Company did not record any contingent rental income from direct financing and sales-type leases in the nine months ended June 30, 2022.

The COVID-19 pandemic began impacting the U.S. and global economies in the first calendar quarter of 2020, with significant deterioration of macroeconomic conditions and markets into 2021. Although macroeconomic conditions and markets have improved since the beginning of 2021, other factors have been affecting the economic environment in 2022 including geopolitical conflict, supply chain disruptions, inflation, and rising interest rates. While the ultimate impact of the pandemic and these other factors on the Company's loan and lease portfolio remains difficult to predict, management continues to evaluate the loan and lease portfolio in order to assess the impact on repayment sources and underlying collateral that could result in additional losses and the impact to our customers and businesses as a result of COVID-19 and other factors impacting the economy and will refine its estimate as developments occur and more information becomes available.

Activity in the allowance for credit losses and balances of loans and leases by portfolio segment was as follows:

	Three Months Ended June 30, 2022
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$27,568	$9	$(3,086)	$1,316	$25,807
Asset based lending	2,583	(1,553)	—	295	1,325
Factoring	6,526	533	(194)	268	7,133
Lease financing	6,471	(429)	—	107	6,149
Insurance premium finance	1,057	583	(230)	41	1,451
SBA/USDA	2,943	338	(408)	25	2,898
Other commercial finance	1,197	(79)	—	—	1,118
Commercial finance	48,345	(598)	(3,918)	2,052	45,881
Consumer credit products	1,621	(170)	—	—	1,451
Other consumer finance	7,388	(205)	(2,428)	88	4,843
Consumer finance	9,009	(375)	(2,428)	88	6,294
Tax services	30,757	(166)	(7,998)	6	22,599
Warehouse finance	441	(9)	—	—	432
Total loans and leases	88,552	(1,148)	(14,344)	2,146	75,206
Unfunded commitments(1)	551	(154)	—	—	397
Total	$89,103	$(1,302)	$(14,344)	$2,146	$75,603
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.

	Three Months Ended June 30, 2021
(Dollars in thousands)	Beginning Balance	Provision (Reversal)(2)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$27,315	$1,199	$(1,998)	$515	$27,031
Asset based lending	1,749	21	—	212	1,982
Factoring	3,210	33	1	17	3,261
Lease financing	6,863	842	(916)	130	6,919
Insurance premium finance	1,326	(1,200)	(120)	1,583	1,589
SBA/USDA	3,300	(171)	—	—	3,129
Other commercial finance	541	183	—	—	724
Commercial finance	44,304	907	(3,033)	2,457	44,635
Consumer credit products	990	21	—	—	1,011
Other consumer finance	10,093	(180)	(2,327)	57	7,643
Consumer finance	11,083	(159)	(2,327)	57	8,654
Tax services	29,146	4,685	(9,505)	17	24,343
Warehouse finance	332	—	—	—	332
Community banking	14,027	(783)	—	—	13,244
Total loans and leases	98,892	4,650	(14,865)	2,531	91,208
Unfunded commitments(1)	779	(38)	—	—	741
Total	$99,671	$4,612	$(14,865)	$2,531	$91,949
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.
(2) As a result of the adoption of CECL, effective October 1, 2020, the provision for credit losses includes the provision for unfunded commitments that was previously included within other noninterest expense.

	Nine Months Ended June 30, 2022
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$29,351	$1,104	$(6,993)	$2,345	$25,807
Asset based lending	1,726	(817)	(16)	432	1,325
Factoring	3,997	13,857	(11,057)	336	7,133
Lease financing	7,629	(1,647)	(112)	279	6,149
Insurance premium finance	1,394	374	(514)	197	1,451
SBA/USDA	2,978	517	(624)	27	2,898
Other commercial finance	1,168	(50)	—	—	1,118
Commercial finance	48,243	13,338	(19,316)	3,616	45,881
Consumer credit products	1,242	209	—	—	1,451
Other consumer finance	6,112	2,513	(4,049)	267	4,843
Consumer finance	7,354	2,722	(4,049)	267	6,294
Tax services	2	28,093	(8,253)	2,757	22,599
Warehouse finance	420	12	—	—	432
Community banking	12,262	(12,686)	—	424	—
Total loans and leases	68,281	31,479	(31,618)	7,064	75,206
Unfunded commitments(1)	690	(293)	—	—	397
Total	$68,971	$31,186	$(31,618)	$7,064	$75,603
(1) Reserve for unfunded commitments is recognized within other liabilities on the Consolidated Statements of Financial Condition.

	Nine Months Ended June 30, 2021
(Dollars in thousands)	Beginning Balance	Impact of CECL Adoption	Provision (Reversal)(2)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$15,211	$9,999	$8,621	$(7,787)	$987	$27,031
Asset based lending	1,406	164	1,399	(1,199)	212	1,982
Factoring	3,027	987	(1,928)	—	1,175	3,261
Lease financing	7,023	(556)	2,375	(2,264)	341	6,919
Insurance premium finance	2,129	(965)	(609)	(925)	1,959	1,589
SBA/USDA	940	2,720	(532)	—	1	3,129
Other commercial finance	182	364	178	—	—	724
Commercial finance	29,918	12,713	9,504	(12,175)	4,675	44,635
Consumer credit products	845	—	166	—	—	1,011
Other consumer finance	2,821	5,998	1,568	(2,964)	220	7,643
Consumer finance	3,666	5,998	1,734	(2,964)	220	8,654
Tax services	2	—	32,819	(9,505)	1,027	24,343
Warehouse finance	294	(1)	39	—	—	332
Community banking	22,308	(5,937)	(2,983)	(144)	—	13,244
Total loans and leases	56,188	12,773	41,113	(24,788)	5,922	91,208
Unfunded commitments(1)	32	831	(122)	—	—	741
Total	$56,220	$13,604	$40,991	$(24,788)	$5,922	$91,949
(1) Reserve for unfunded commitments is recognized within other liabilities on the Consolidated Statements of Financial Condition.
(2) As a result of the adoption of CECL, effective October 1, 2020, the provision for credit losses includes the provision for unfunded commitments that was previously included within other noninterest expense.

Information on loans and leases that are deemed to be collateral dependent and are evaluated individually for the ACL was as follows:

(Dollars in thousands)	At June 30, 2022	At September 30, 2021
Term lending	$65,998	$20,965
Asset based lending	5,992	—
Factoring	27,333	1,268
Lease financing	11,684	3,882
SBA/USDA	1,249	—
Commercial finance(1)	112,256	26,115
Community banking	—	14,915
Total	$112,256	$41,030
(1) For commercial finance, collateral dependent financial assets have collateral in the form of cash, equipment, or other business assets.

In response to the ongoing COVID-19 pandemic, the Company allowed modifications, such as payment deferrals and temporary forbearances, to credit-worthy borrowers who are experiencing temporary hardship due to the effects of COVID-19. Up to January 1, 2022, when this relief ended, if all payments were less than 30 days past due prior to the onset of the pandemic effects, the loan or lease will not be reported as past due during the deferral or forbearance period. As of June 30, 2022, $0.1 million of loan and lease balances that were granted deferral payments by the Company were still in their deferment period. These modifications consisted solely of payment deferrals ranging from 30 days to six months. These modifications are in line with applicable regulatory guidelines and, therefore, they are not reported as troubled debt restructurings. Other than the loan modifications that are on nonaccrual status, the Company is accruing and recognizing interest income on these modifications during the payment deferral period.

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

Loans and leases, or portions thereof, are generally charged off when collection of principal becomes doubtful. Typically, this is associated with a delay or shortfall in payments of 210 days or more for commercial insurance premium finance, 180 days or more for the purchased student loan portfolios, 120 days or more for consumer credit products and leases, and 90 days or more for community banking loans and commercial finance loans. Action is taken to charge off electronic return originator ("ERO") loans if such loans have not been collected by the end of June and taxpayer advance loans if such loans have not been collected by the end of the calendar year. Nonaccrual loans and troubled debt restructurings are generally individually evaluated for expected credit losses.

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

The Company has various portfolios of consumer finance and tax services loans that present unique risks that are statistically managed. Due to the unique risks associated with these portfolios, the Company monitors other credit quality indicators in their evaluation of the appropriateness of the allowance for credit losses on these portfolios, and as such, these loans are not included in the asset classification table below. The outstanding balances of consumer finance loans and tax services loans were $259.2 million and $41.6 million at June 30, 2022, respectively, and $252.9 million and $10.4 million at September 30, 2021, respectively. The amortized cost basis of loans and leases by asset classification and year of origination was as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At June 30, 2022	2022	2021	2020	2019	2018	Prior
Term lending
Pass	$315,012	$233,436	$130,225	$39,691	$28,753	$6,710	$—	$753,827
Watch	27,886	92,431	27,741	6,965	2,302	3,968	—	161,293
Special Mention	4,244	14,978	23,514	4,281	1,154	2,972	—	51,143
Substandard	18,744	19,436	25,688	13,185	2,565	97	—	79,715
Doubtful	346	404	465	538	33	—	—	1,786
Total	366,232	360,685	207,633	64,660	34,807	13,747	—	1,047,764
Asset based lending
Pass	—	—	—	—	—	—	223,126	223,126
Watch	—	—	—	—	—	—	136,315	136,315
Special Mention	—	—	—	—	—	—	36,909	36,909
Substandard	—	—	—	—	—	—	6,156	6,156
Total	—	—	—	—	—	—	402,506	402,506
Factoring
Pass	—	—	—	—	—	—	287,281	287,281
Watch	—	—	—	—	—	—	76,517	76,517
Special Mention	—	—	—	—	—	—	13,858	13,858
Substandard	—	—	—	—	—	—	31,101	31,101
Doubtful	—	—	—	—	—	—	20	20
Total	—	—	—	—	—	—	408,777	408,777
Lease financing
Pass	30,491	50,142	53,187	8,696	5,702	29	—	148,247
Watch	308	7,534	10,514	6,113	645	17	—	25,131
Special Mention	708	13,303	4,775	1,917	236	21	—	20,960
Substandard	—	5,948	11,126	4,409	320	11	—	21,814
Doubtful	—	165	1,207	1,147	118	—	—	2,637
Total	31,507	77,092	80,809	22,282	7,021	78	—	218,789
Insurance premium finance
Pass	473,925	6,683	23	2	—	—	—	480,633
Watch	64	71	—	—	—	—	—	135
Special Mention	138	192	—	—	—	—	—	330
Substandard	19	28	—	—	—	—	—	47
Doubtful	43	31	—	—	—	—	—	74
Total	474,189	7,005	23	2	—	—	—	481,219
SBA/USDA
Pass	65,066	47,690	15,532	10,724	13,748	7,807	—	160,567
Watch	3,077	—	19,513	3,154	1,092	2,883	—	29,719
Special Mention	—	—	1,551	212	—	286	—	2,049
Substandard	—	—	2,705	8,520	9,695	1,918	—	22,838
Doubtful	—	23	314	—	—	—	—	337
Total	68,143	47,713	39,615	22,610	24,535	12,894	—	215,510
Other commercial finance
Pass	20,261	29,369	865	8,914	2,374	67,248	—	129,031
Watch	—	20,000	13,282	—	—	—	—	33,282
Substandard	164	9,789	—	—	265	807	—	11,025

Total	20,425	59,158	14,147	8,914	2,639	68,055	—	173,338
Warehouse finance
Pass	—	—	—	—	—	—	434,748	434,748
Total	—	—	—	—	—	—	434,748	434,748
Total loans and leases
Pass	904,755	367,320	199,832	68,027	50,577	81,794	945,155	2,617,460
Watch	31,335	120,036	71,050	16,232	4,039	6,868	212,832	462,392
Special Mention	5,090	28,473	29,840	6,410	1,390	3,279	50,767	125,249
Substandard	18,927	35,201	39,519	26,114	12,845	2,833	37,257	172,696
Doubtful	389	623	1,986	1,685	151	—	20	4,854
Total	$960,496	$551,653	$342,227	$118,468	$69,002	$94,774	$1,246,031	$3,382,651

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At September 30, 2021	2021	2020	2019	2018	2017	Prior
Term lending
Pass	$362,443	$192,305	$63,708	$34,381	$3,195	$1,236	$—	$657,268
Watch	63,046	71,701	32,941	21,419	76	3,628	—	192,811
Special Mention	6,422	26,673	4,821	932	70	633	—	39,551
Substandard	18,569	16,810	26,920	3,529	928	641	—	67,397
Doubtful	252	1,673	1,756	311	—	—	—	3,992
Total	450,732	309,162	130,146	60,572	4,269	6,138	—	961,019
Asset based lending
Pass	—	—	—	—	—	—	185,432	185,432
Watch	—	—	—	—	—	—	52,072	52,072
Special Mention	—	—	—	—	—	—	43,135	43,135
Substandard	—	—	—	—	—	—	19,586	19,586
Total	—	—	—	—	—	—	300,225	300,225
Factoring
Pass	—	—	—	—	—	—	294,124	294,124
Watch	—	—	—	—	—	—	17,984	17,984
Special Mention	—	—	—	—	—	—	33,035	33,035
Substandard	—	—	—	—	—	—	18,527	18,527
Total	—	—	—	—	—	—	363,670	363,670
Lease financing
Pass	54,434	73,629	17,153	7,511	1,857	203	—	154,787
Watch	22,061	20,455	9,274	2,739	1,454	—	—	55,983
Special Mention	15,402	20,595	4,148	1,546	61	—	—	41,752
Substandard	479	4,765	4,981	831	25	—	—	11,081
Doubtful	—	6	2,402	38	1	—	—	2,447
Total	92,376	119,450	37,958	12,665	3,398	203	—	266,050
Insurance premium finance
Pass	428,131	144	9	—	—	—	—	428,284
Watch	262	5	—	—	—	—	—	267
Special Mention	58	5	—	—	—	—	—	63
Substandard	68	107	—	—	—	—	—	175
Doubtful	58	20	—	—	—	—	—	78
Total	428,577	281	9	—	—	—	—	428,867
SBA/USDA
Pass	110,122	37,006	14,461	12,760	6,525	3,779	—	184,653

Watch	—	20,431	1,996	1,670	1,394	298	—	25,789
Special Mention	—	8,333	214	3,348	177	919	—	12,991
Substandard	—	3,812	9,550	8,079	2,169	713	—	24,323
Total	110,122	69,582	26,221	25,857	10,265	5,709	—	247,756
Other commercial finance
Pass	56,957	642	5,786	6,075	3,345	60,965	—	133,770
Watch	—	17,404	3,409	451	—	—	—	21,264
Substandard	466	—	—	273	837	1,299	—	2,875
Total	57,423	18,046	9,195	6,799	4,182	62,264	—	157,909
Warehouse finance
Pass	—	—	—	—	—	—	419,926	419,926
Total	—	—	—	—	—	—	419,926	419,926
Community banking
Pass	—	—	4,159	—	5,683	472	—	10,314
Watch	—	10,134	—	10,854	6,133	—	—	27,121
Special Mention	—	—	35,916	—	—	—	—	35,916
Substandard	—	119	49,449	50,626	13,933	6,110	—	120,237
Doubtful	—	122	—	5,422	—	—	—	5,544
Total	—	10,375	89,524	66,902	25,749	6,582	—	199,132
Total loans and leases
Pass	1,012,088	303,727	105,274	60,727	20,605	66,655	899,481	2,468,557
Watch	85,369	140,131	47,620	37,132	9,057	3,926	70,056	393,291
Special Mention	21,882	55,606	45,099	5,826	307	1,552	76,171	206,443
Substandard	19,584	25,613	90,900	63,338	17,891	8,762	38,113	264,201
Doubtful	310	1,822	4,158	5,770	1	—	—	12,061
Total	$1,139,233	$526,899	$293,051	$172,793	$47,861	$80,895	$1,083,821	$3,344,553

Past due loans and leases were as follows:

	At June 30, 2022
	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Nonaccrual Balance	Total
Loans held for sale	$—	$—	$—	$—	$67,571	$67,571	$—	$—	$—

Term lending	4,882	1,960	3,483	10,325	1,037,439	1,047,764	613	8,965	9,578
Asset based lending	—	—	—	—	402,506	402,506	—	4,508	4,508
Factoring	—	—	—	—	408,777	408,777	—	743	743
Lease financing	8,708	1,584	3,345	13,637	205,152	218,789	1,788	3,844	5,632
Insurance premium finance	1,565	611	803	2,979	478,240	481,219	803	—	803
SBA/USDA	271	—	1,564	1,835	213,675	215,510	315	1,543	1,858
Other commercial finance	—	—	—	—	173,338	173,338	—	—	—
Commercial finance	15,426	4,155	9,195	28,776	2,919,127	2,947,903	3,519	19,603	23,122
Consumer credit products	3,298	3,039	2,886	9,223	142,883	152,106	2,886	—	2,886
Other consumer finance	510	437	615	1,562	105,573	107,135	615	—	615
Consumer finance	3,808	3,476	3,501	10,785	248,456	259,241	3,501	—	3,501
Tax services	—	41,627	—	41,627	—	41,627	—	—	—
Warehouse finance	—	—	—	—	434,748	434,748	—	—	—
Total loans and leases held for investment	19,234	49,258	12,696	81,188	3,602,331	3,683,519	7,020	19,603	26,623
Total loans and leases	$19,234	$49,258	$12,696	$81,188	$3,669,902	$3,751,090	$7,020	$19,603	$26,623

	At September 30, 2021
	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Nonaccrual Balance	Total
Loans held for sale	$—	$—	$—	$—	$56,194	$56,194	$—	$—	$—

Term lending	11,879	2,703	5,452	20,034	940,985	961,019	2,558	14,904	17,462
Asset based lending	—	—	—	—	300,225	300,225	—	—	—
Factoring	—	—	—	—	363,670	363,670	—	1,268	1,268
Lease financing	4,909	3,336	8,401	16,646	249,404	266,050	8,345	3,158	11,503
Insurance premium finance	1,415	375	599	2,389	426,478	428,867	599	—	599
SBA/USDA	66	974	987	2,027	245,729	247,756	987	—	987
Other commercial finance	—	—	—	—	157,908	157,908	—	—	—
Commercial finance	18,269	7,388	15,439	41,096	2,684,399	2,725,495	12,489	19,330	31,819
Consumer credit products	713	527	511	1,751	127,500	129,251	511	—	511
Other consumer finance	963	285	725	1,973	121,633	123,606	725	—	725
Consumer finance	1,676	812	1,236	3,724	249,133	252,857	1,236	—	1,236
Tax services	—	—	7,962	7,962	2,443	10,405	7,962	—	7,962
Warehouse finance	—	—	—	—	419,926	419,926	—	—	—
Community banking	—	—	—	—	199,132	199,132	—	14,915	14,915
Total loans and leases held for investment	19,945	8,200	24,637	52,782	3,555,033	3,607,815	21,687	34,245	55,932
Total loans and leases	$19,945	$8,200	$24,637	$52,782	$3,611,227	$3,664,009	$21,687	$34,245	$55,932

Nonaccrual loans and leases by year of origination at June 30, 2022 were as follows:

	Amortized Cost Basis
	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior
Term lending	$540	$937	$1,291	$5,800	$300	$97	$—	$8,965	$2,922
Asset based lending	—	—	—	—	—	—	4,508	4,508	4,508
Factoring	—	—	—	—	—	—	743	743	743
Lease financing	—	—	1,286	2,083	464	11	—	3,844	—
SBA/USDA	—	23	1,249	—	—	271	—	1,543	—
Commercial finance	540	960	3,826	7,883	764	379	5,251	19,603	8,173
Total nonaccrual loans and leases	$540	$960	$3,826	$7,883	$764	$379	$5,251	$19,603	$8,173

Loans and leases that are 90 days or more delinquent and accruing by year of origination at June 30, 2022 were as follows:

	Amortized Cost Basis
	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior
Term lending	$285	$203	$85	$1	$—	$39	$—	$613
Lease financing	601	573	282	128	204	—	—	1,788
Insurance premium finance	407	391	5	—	—	—	—	803
SBA/USDA	—	—	315	—	—	—	—	315
Commercial finance	1,293	1,167	687	129	204	39	—	3,519
Consumer credit products	258	2,504	63	57	4	—	—	2,886
Other consumer finance	—	83	—	—	—	532	—	615
Consumer finance	258	2,587	63	57	4	532	—	3,501
Total 90 days or more delinquent and accruing	$1,551	$3,754	$750	$186	$208	$571	$—	$7,020

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

The following table provides the average recorded investment in nonaccrual loans and leases:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Term lending	$11,114	$14,964	$11,908	$14,190
Asset based lending	3,500	127	4,502	591
Factoring	1,903	33	7,980	337
Lease financing	3,529	2,435	3,194	2,994
SBA/USDA	1,776	600	1,152	600
Commercial finance	21,822	18,159	28,736	18,712
Community banking	—	19,801	—	16,144
Total loans and leases	$21,822	$37,960	$28,736	$34,856

The recognized interest income on the Company's nonaccrual loans and leases for the three and nine months ended June 30, 2022 and 2021 was not significant.

The Company’s troubled debt restructurings ("TDRs") typically involve forgiving a portion of interest or principal on existing loans, making loans at a rate materially less than current market rates, or extending the term of the loan. There were $0.2 million of commercial finance loans and $0.5 million of consumer finance loans that were modified in a TDR during the three months ended June 30, 2022, all of which were modified to extend the term of the loan. There were $3.7 million of commercial finance loans and $0.1 million of consumer finance loans that were modified in a TDR during the three months ended June 30, 2021, all of which were modified to extend the term of the loan, and no community banking loans.

During the nine months ended June 30, 2022, there were $10.4 million of commercial finance loans and $0.7 million of consumer finance loans that were modified in a TDR, all of which were modified to extend the term of the loan. There were $5.9 million of commercial finance loans and $0.2 million of consumer finance loans that were modified in a TDR during the nine months ended June 30, 2021 and no community banking loans.

During the nine months ended June 30, 2022, the Company had $1.4 million of commercial finance loans and $0.3 million of consumer finance loans that were modified in a TDR within the previous 12 months and for which there was a payment default. During the nine months ended June 30, 2021, the Company had $0.4 million of commercial finance loans and $0.1 million of consumer finance loans, and no community banking loans that were modified in a TDR within the previous 12 months and for which there was a payment default. TDR net charge-offs and the impact of TDRs on the Company's allowance for credit losses were insignificant during the nine months ended June 30, 2022 and June 30, 2021.

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

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted earnings per share is presented below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Basic income per common share:
Net income attributable to Pathward Financial, Inc.	$22,391	$38,701	$132,966	$125,805
Dividends and undistributed earnings allocated to participating securities	(377)	(729)	(2,166)	(2,411)
Basic net earnings available to common stockholders	22,014	37,972	130,800	123,394
Undistributed earnings allocated to nonvested restricted stockholders	352	699	2,093	2,318
Reallocation of undistributed earnings to nonvested restricted stockholders	(352)	(699)	(2,092)	(2,316)
Diluted net earnings available to common stockholders	$22,014	$37,972	$130,801	$123,396

Total weighted-average basic common shares outstanding	28,868,136	31,320,893	29,444,979	31,880,653
Effect of dilutive securities(1)
Performance share units	—	18,054	9,607	19,944
Total effect of dilutive securities	—	18,054	9,607	19,944
Total weighted-average diluted common shares outstanding	28,868,136	31,338,947	29,454,586	31,900,597

Net earnings per common share:
Basic earnings per common share	$0.76	$1.21	$4.44	$3.87
Diluted earnings per common share(2)	$0.76	$1.21	$4.44	$3.87
(1) Represents the effect of the assumed exercise of stock options and vesting of performance share units and restricted stock, as applicable, utilizing the treasury stock method.
(2) Excluded from the computation of diluted earnings per share for the three months ended June 30, 2022 and 2021, respectively, were 493,800 and 601,693 weighted average shares of nonvested restricted stock because their inclusion would be anti-dilutive. Excluded from the computation of diluted earnings per share for the nine months ended June 30, 2022 and 2021, respectively, were 487,538 and 622,954 weighted average shares of nonvested restricted stock because their inclusion would be anti-dilutive.

NOTE 7. RENTAL EQUIPMENT, NET

Rental equipment consists of the following:

(Dollars in thousands)	June 30, 2022	September 30, 2021
Computers and IT networking equipment	$21,512	$17,683
Motor vehicles and other	98,684	87,396
Office furniture and equipment	57,228	48,828
Solar panels and equipment	129,479	125,457
Total	306,903	279,364

Accumulated depreciation	(86,266)	(67,825)
Unamortized initial direct costs	1,386	1,577
Net book value	$222,023	$213,116
Undiscounted future minimum lease payments expected to be received for operating leases at June 30, 2022 were as follows:

(Dollars in thousands)
Remaining in 2022	$9,524
2023	36,218
2024	28,143
2025	20,536
2026	12,132
Thereafter	15,684
Total undiscounted future minimum lease payments receivable for operating leases	$122,237

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

The Company held a total of $309.5 million of goodwill at June 30, 2022. The recorded goodwill is a result of multiple business combinations that have been consummated since fiscal year 2015, with the most recent pursuant to the Crestmark Acquisition that closed on August 1, 2018. Goodwill is assessed for impairment at least annually or more often if conditions indicate a possible impairment. The assessment is done at a reporting unit level, which is one level below the operating segments. See Note 14. Segment Reporting for additional information on the Company's segment reporting. There have been no changes to the carrying amount of goodwill during the nine months ended June 30, 2022.

The changes in the carrying amount of the Company’s intangible assets were as follows:

(Dollars in thousands)	Trademark(1)	Non-Compete(2)	Customer Relationships(3)	All Others(4)	Total
Intangible Assets
At September 30, 2021	$9,823	$40	$17,868	$5,417	$33,148
Acquisitions during the period	—	—	—	1	1
Amortization during the period	(871)	(40)	(3,884)	(393)	(5,188)
Write-offs during the period	—	—	(670)	(203)	(873)
At June 30, 2022	$8,952	$—	$13,314	$4,822	$27,088

Gross carrying amount	$14,624	$2,481	$82,088	$9,940	$109,133
Accumulated amortization	(5,672)	(2,481)	(57,856)	(4,900)	(70,909)
Accumulated impairment	—	—	(10,918)	(218)	(11,136)
At June 30, 2022	$8,952	$—	$13,314	$4,822	$27,088

At September 30, 2020	$10,901	$422	$24,333	$6,036	$41,692
Acquisitions during the period	—	—	—	14	14
Amortization during the period	(816)	(286)	(5,202)	(480)	(6,784)
Write-offs during the period	—	—	—	(24)	(24)
At June 30, 2021	$10,085	$136	$19,131	$5,546	$34,898

Gross carrying amount	$14,624	$2,481	$82,088	$10,131	$109,324
Accumulated amortization	(4,539)	(2,345)	(52,709)	(4,367)	(63,960)
Accumulated impairment	—	—	(10,248)	(218)	(10,466)
At June 30, 2021	$10,085	$136	$19,131	$5,546	$34,898
(1) Book amortization period of 5-15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 3-5 years. Amortized using the straight line method.
(3) Book amortization period of 10-30 years. Amortized using the accelerated method.
(4) Book amortization period of 3-20 years. Amortized using the straight line method.

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in the remaining three months of fiscal 2022 and subsequent fiscal years was as follows:

(Dollars in thousands)
Remaining in 2022	$1,397
2023	4,938
2024	4,124
2025	3,562
2026	3,216
Thereafter	9,851
Total anticipated intangible amortization	$27,088

The Company tests intangible assets for impairment at least annually or more often if conditions indicate a possible impairment. There were no impairments to intangible assets during the nine months ended June 30, 2022 and 2021. Intangible expense is recorded within the impairment expense line of the Condensed Consolidated Statements of Operations.

NOTE 9. OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease ROU assets, included in other assets, were $31.0 million and $35.4 million at June 30, 2022 and 2021, respectively.

Operating lease liabilities, included in accrued expenses and other liabilities, were $32.9 million and $37.6 million at June 30, 2022 and 2021, respectively.

Undiscounted future minimum operating lease payments and a reconciliation to the amount recorded as operating lease liabilities at June 30, 2022 were as follows:

(Dollars in thousands)
Remaining in 2022	$1,102
2023	3,946
2024	3,913
2025	3,718
2026	3,195
Thereafter	21,732
Total undiscounted future minimum lease payments	37,606
Discount	(4,750)
Total operating lease liabilities	$32,856

The weighted-average discount rate and remaining lease term for operating leases at June 30, 2022 were as follows:

Weighted-average discount rate	2.34%
Weighted-average remaining lease term (years)	10.57

The components of total lease costs for operating leases were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Lease expense	$1,119	$1,191	$3,375	$3,136
Short-term and variable lease cost	58	35	133	167
ROU asset impairment	670	—	670	224
Sublease income	(375)	(126)	(906)	(411)
Total lease cost for operating leases	$1,472	$1,100	$3,272	$3,116

NOTE 10. STOCKHOLDERS' EQUITY

Repurchase of Common Stock
The Company's Board of Directors authorized the November 20, 2019 share repurchase program to repurchase up to 7,500,000 shares of the Company's outstanding common stock. All remaining shares available for repurchase under this program were repurchased during the fiscal 2022 first quarter. This authorization is effective from November 21, 2019 through December 31, 2022. On September 7, 2021, the Company's Board of Directors announced a new share repurchase program to repurchase up to an additional 6,000,000 shares of the Company's outstanding common stock. This authorization is effective from September 3, 2021 through September 30, 2024. During the nine months ended June 30, 2022, and 2021, the Company repurchased 2,447,699 and 2,599,458 shares, respectively, as part of the share repurchase programs.
Under the repurchase programs, repurchased shares were retired and designated as authorized but unissued shares. The Company accounts for repurchased shares using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. As of June 30, 2022, 4,868,177 shares of common stock remained available for repurchase.

For the nine months ended June 30, 2022, and 2021, the Company also repurchased 67,158 and 84,950 shares, or $3.8 million and $2.0 million of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

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

The following tables show the activity of nonvested (restricted) shares and PSUs granted, vested, or forfeited under the 2002 Omnibus Incentive Plan for the nine months ended June 30, 2022. There were no options granted, exercised, or forfeited under this plan during the nine months ended June 30, 2022.

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Fair Value at Grant
Nonvested shares outstanding, September 30, 2021	547,063	$30.22
Granted	166,389	57.14
Vested	(208,156)	34.68
Forfeited or expired	(19,762)	42.98
Nonvested shares outstanding, June 30, 2022	485,534	$37.02

(Dollars in thousands, except per share data)	Number of Units	Weighted Average Fair Value at Grant
Performance share units outstanding, September 30, 2021	60,984	$34.03
Granted(1)	35,705	57.20
Vested	—	—
Forfeited or expired	—	—
Performance share units outstanding, June 30, 2022	96,689	$42.59
(1) The number of PSUs granted reflects the target number of PSUs able to be earned under a given award.

At June 30, 2022, stock-based compensation expense not yet recognized in income totaled $8.4 million, which is expected to be recognized over a weighted average remaining period of 1.51 years.

NOTE 12. INCOME TAXES

The Company recorded an income tax expense of $29.2 million for the nine months ended June 30, 2022, resulting in an effective tax rate of 17.77%, compared to an income tax expense of $9.6 million, or an effective tax rate of 6.92%, for the nine months ended June 30, 2021. The Company’s effective tax rate was lower than the U.S. statutory rate of 21% primarily because of the anticipated effect of investment tax credits during fiscal year 2022. The Company’s effective tax rate in the future will depend in part on actual investment tax credits earned as part of its financing of solar energy projects.

The table below compares the income tax expense components for the periods presented.

	Nine Months Ended June 30,
(Dollars in thousands)	2022	2021
Provision at statutory rate	$34,063	$28,435
Tax-exempt income	(541)	(674)
State income taxes	6,728	6,120
Interim period effective rate adjustment	(2,849)	(5,181)
Tax credit investments, net - federal	(6,994)	(18,854)
Research tax credit	(355)	(323)
IRC 162(m) nondeductible compensation	801	677
Other, net	(1,617)	(600)
Income tax expense	$29,236	$9,600
Effective tax rate	17.77%	6.92%

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

(Dollars in thousands)	Consumer		Commercial		Corporate Services/Other		Consolidated Company
Three Months Ended June 30,	2022	2021	2022	2021	2022	2021	2022	2021
Net interest income(1)	$23,213	$23,132	$46,802	$44,850	$2,136	$493	$72,151	$68,475
Noninterest income:
Refund transfer product fees	10,289	12,073	—	—	—	—	10,289	12,073
Tax advance product fees(1)	(20)	891	—	—	—	—	(20)	891
Payment card and deposit fees	24,673	29,203	—	—	—	—	24,673	29,203
Other bank and deposit fees	—	—	252	334	10	4	262	338
Rental income(1)	—	6	11,890	9,970	192	—	12,082	9,976
Net gain realized on investment securities(1)	—	—	—	—	198	—	198	—
Gain (loss) on sale of other(1)	—	—	1,239	5,982	—	(27)	1,239	5,955
Other income(1)	1,284	1,056	2,479	1,702	1,508	1,259	5,271	4,017
Total noninterest income	36,226	43,229	15,860	17,988	1,908	1,236	53,994	62,453
Revenue	$59,439	$66,361	$62,662	$62,838	$4,044	$1,729	$126,145	$130,928

Nine Months Ended June 30,
Net interest income(1)	$79,323	$70,205	$136,923	$129,461	$11,318	$8,658	$227,564	$208,324
Noninterest income:
Refund transfer product fees	38,674	35,400	—	—	—	—	38,674	35,400
Tax advance product fees(1)	40,513	47,413	—	—	—	—	40,513	47,413
Payment card and deposit fees	76,075	81,641	—	—	—	—	76,075	81,641
Other bank and deposit fees	—	—	728	694	22	15	750	709
Rental income(1)	—	16	34,192	29,691	342	—	34,534	29,707
Net gain realized on investment securities(1)	—	—	—	—	595	6	595	6
Gain on sale of trademarks	—	—	—	—	50,000	—	50,000	—
Gain (loss) on sale of other(1)	—	—	7,331	10,198	(8,932)	737	(1,601)	10,935
Other income(1)	3,434	2,135	8,103	6,511	(726)	6,904	10,811	15,550
Total noninterest income	158,696	166,605	50,354	47,094	41,301	7,662	250,351	221,361
Revenue	$238,019	$236,810	$187,277	$176,555	$52,619	$16,320	$477,915	$429,685
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

Refund Transfer Product Fees. Refund transfer fees are specific to the tax products offered by Refund Advantage and EPS. These fees are for products, services such as payment processing, and product referral commissions. Software partner fees paid and/or incurred are recorded on a net basis. The Company’s obligation for product fees and commissions is satisfied at the time of the product delivery and obligation for payment processing is satisfied at the time of processing. The transaction price for such activity is based upon stand-alone fees within the terms and conditions. At June 30, 2022 and September 30, 2021, there were no receivables related to refund transfer fees, which reflect earned revenue with unconditional rights to payment for product fee income. All refund transfer fees are recorded within the Consumer reporting segment.

Card Fees. Card fees relate to Banking-as-a-Service. These fees are for products and services such as card activation, product support, processing, and servicing. The Company earns these fees based upon the underlying terms and conditions with each cardholder over the contract term. Agreements with the Company’s cardholders are considered daily service contracts as they are not fixed in duration. The Company’s obligation for card activation and product support fees is satisfied at the time of product delivery, while the obligation for processing and servicing is satisfied over the course of each month. The transaction price for such activity is based upon the stand-alone fees within the terms and conditions of the cardholder agreements. Card fee revenue also includes income from sponsorships, associations and networks, and interchange income. Sponsorship income relates to fees charged to the Company’s ATM sponsorship partners, where the obligation is satisfied over the course of each month. Association and network income reflect incentives, performance bonuses and rebates with MasterCard and Visa. The obligation for such income is satisfied at the time when certain thresholds of transaction volume have been met. Interchange income is generated by cardholder activity, and therefore the Company’s obligations are satisfied as activity occurs. The transaction price for such activity is based on underlying rates and activity thresholds within the terms and conditions of the applicable agreements. Card fee revenue also includes breakage revenue. Breakage represents the estimated amount that will not be redeemed by the holder of unregistered, unused prepaid cards for goods or services. Breakage revenue is recognized ratably over the expected customer usage period and is an estimate based on cardholder behavior and breakage rates. Breakage is also impacted by escheatment laws. Card fees are recorded within both the Consumer and Commercial reporting segments, the substantial majority of which is derived from the Company's payments divisions and reported in payments card and deposit fees. Card fees not related to the Company's payments divisions are reported within other bank and deposit fees.

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

Principal vs Agent. The Consumer reporting segment includes principal/agent relationships. Within this segment, Pathward Payments division relationships are recorded on a gross basis within the Condensed Consolidated Statements of Operations, as Pathward is the principal in the contract, with the exception of association/network contracts and partner/processor contracts for prepaid cards, which are recorded on a net basis within the Condensed Consolidated Statements of Operations as Pathward is the agent in these contracts. Also within this segment, Tax Service relationships are recorded on a gross basis within the Condensed Consolidated Statements of Operations, as Pathward is the principal in the contract, with the exception of contracts with software providers and merchants, which are recorded on a net basis within the Condensed Consolidated Statements of Operations as Pathward is the agent in these contracts.

NOTE 14. SEGMENT REPORTING

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met.

The Company reports its results of operations through the following three business segments: Consumer, Commercial, and Corporate Services/Other. The Payments and Tax Services divisions, as well as the Consumer Credit Products business line, are reported in the Consumer segment. The commercial finance, insurance premium finance and ClearBalance divisions are reported in the Commercial segment. The Community Bank division and Student Loan lending portfolio are included in the Corporate Services/Other segment. The Corporate Services/Other segment also includes certain shared services as well as treasury related functions such as the investment portfolio, warehouse finance, wholesale deposits and borrowings. The Company does not report indirect general and administrative expenses in the Consumer and Commercial segments.

The following tables present segment data for the Company:

(Dollars in thousands)	Consumer		Commercial		Corporate Services/Other		Total
Three Months Ended June 30,	2022	2021	2022	2021	2022	2021	2022	2021
Net interest income	$23,213	$23,132	$46,802	$44,850	$2,136	$493	$72,151	$68,475
Provision for credit losses	(279)	4,507	(752)	870	(271)	(765)	(1,302)	4,612
Noninterest income	36,226	43,229	15,860	17,988	1,908	1,236	53,994	62,453
Noninterest expense	23,960	20,561	31,336	28,605	41,354	32,358	96,650	81,523
Income (loss) before income tax expense	35,758	41,294	32,078	33,363	(37,039)	(29,864)	30,797	44,793

Total assets	373,019	319,911	3,457,004	3,104,083	2,898,155	3,627,818	6,728,178	7,051,812
Total goodwill	87,145	87,145	222,360	222,360	—	—	309,505	309,505
Total deposits	5,573,768	5,713,309	11,177	10,829	125,854	164,733	5,710,799	5,888,871

Nine Months Ended June 30,
Net interest income	$79,323	$70,205	$136,923	$129,461	$11,318	$8,658	$227,564	$208,324
Provision (reversal of) for credit losses	30,667	34,893	13,045	9,540	(12,526)	(3,442)	31,186	40,991
Noninterest income	158,696	166,605	50,354	47,094	41,301	7,662	250,351	221,361
Noninterest expense	73,509	68,906	95,845	83,606	112,892	97,555	282,246	250,068
Income (loss) before income tax expense	133,843	133,010	78,387	83,409	(47,747)	(77,793)	164,483	138,626

Total assets	373,019	319,911	3,457,004	3,104,083	2,898,155	3,627,818	6,728,178	7,051,812
Total goodwill	87,145	87,145	222,360	222,360	—	—	309,505	309,505
Total deposits	5,573,768	5,713,309	11,177	10,829	125,854	164,733	5,710,799	5,888,871

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

The following tables summarize the fair values of debt securities available for sale and equity securities as they are measured at fair value on a recurring basis:

	Fair Value At June 30, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Debt securities AFS
Corporate securities	$23,438	$—	$23,438	$—
SBA securities	81,349	—	81,349	—
Obligations of states and political subdivisions	2,641	—	2,641	—
Non-bank qualified obligations of states and political subdivisions	244,961	—	244,961	—
Asset-backed securities	159,332	—	159,332	—
Mortgage-backed securities	1,444,802	—	1,444,802	—
Total debt securities AFS	$1,956,523	$—	$1,956,523	$—
Common equities and mutual funds(1)	$3,065	$3,065	$—	$—
Non-marketable equity securities(2)	$6,494	$—	$—	$—
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at June 30, 2022 and September 30, 2021.
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
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at June 30, 2022 and September 30, 2021.
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

Loans and Leases. The Company does not record loans and leases at fair value on a recurring basis. However, if a loan or lease is individually evaluated for risk of credit loss and repayment is expected to be solely provided by the values of the underlying collateral, the Company measures fair value on a nonrecurring basis. Fair value is determined by the fair value of the underlying collateral less estimated costs to sell. The fair value of the collateral is determined based on internal estimates and/or assessments provided by third-party appraisers and the valuation relies on discount rates ranging from 4% to 42%.

The following table summarizes the assets of the Company that are measured at fair value in the Condensed Consolidated Statements of Financial Condition on a non-recurring basis:

	Fair Value At June 30, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases, net individually evaluated for credit loss
Commercial finance	$2,172	$—	$—	$2,172
Total loans and leases, net individually evaluated for credit loss	2,172	—	—	2,172
Foreclosed assets, net	13	—	—	13
Total	$2,185	$—	$—	$2,185

	Fair Value At September 30, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases, net individually evaluated for credit loss
Commercial finance	$3,404	$—	$—	$3,404
Community banking	9,371	—	—	9,371
Total loans and leases, net individually evaluated for credit loss	12,775	—	—	12,775
Foreclosed assets, net	2,077	—	—	2,077
Total	$14,852	$—	$—	$14,852

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value at June 30, 2022	Fair Value at September 30, 2021	Valuation Technique	Unobservable Input	Range of Inputs
Loans and leases, net individually evaluated for credit loss	$2,172	12,775	Market approach	Appraised values(1)	4% - 42%
Foreclosed assets, net	$13	2,077	Market approach	Appraised values(1)	9% - 20%
(1) The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimating selling costs and other inputs in a range of 4% to 42%.

Management discloses the estimated fair value of financial instruments, including assets and liabilities on and off the Condensed Consolidated Statements of Financial Condition, for which it is practicable to estimate fair value. These fair value estimates were made at June 30, 2022 and September 30, 2021 based on relevant market information and information about financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, since there is no active market for certain financial instruments of the Company, the estimates of fair value are subjective in nature, involve uncertainties, and include matters of significant judgment. Changes in assumptions as well as tax considerations could significantly affect the estimated values. Accordingly, the aggregate fair value estimates are not intended to represent the underlying value of the Company, on either a going concern or a liquidation basis.

The following tables present the carrying amount and estimated fair value of the financial instruments held by the Company:

	At June 30, 2022
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$157,260	$157,260	$157,260	$—	$—
Debt securities available for sale	1,956,523	1,956,523	—	1,956,523	—
Debt securities held to maturity	43,877	41,963	—	41,963	—
Common equities and mutual funds(1)	3,065	3,065	3,065	—	—
Non-marketable equity securities(1)(2)	24,308	24,308	—	17,814	—
Loans held for sale	67,571	67,571	—	67,571	—
Loans and leases	3,683,519	3,614,486	—	—	3,614,486
Federal Reserve Bank and Federal Home Loan Bank stocks	28,812	28,812	—	28,812	—
Accrued interest receivable	16,818	16,818	16,818	—	—
Financial liabilities
Deposits	5,710,799	5,710,626	5,701,329	9,297	—
Other short- and long-term borrowings	16,616	16,420	—	16,420	—
Accrued interest payable	210	210	210	—	—
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at June 30, 2022.
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
NOTE 16. SUBSEQUENT EVENTS

Management has evaluated subsequent events that occurred after June 30, 2022. During this period, up to the filing date of this Quarterly Report on Form 10-Q, management identified the following subsequent event:

•A majority of the Company's student loan portfolio is considered to be held for sale after becoming subject to a sale agreement that is expected to close in August. The Company's student loan portfolio was $83.3 million at June 30, 2022 and is included in the Other Consumer Finance loan category within Note 5. Loans and Leases, Net. The transaction is not expected to result in a material impact to net income.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PATHWARD FINANCIAL, INC.®
AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
PATHWARD FINANCIAL, INC.TM ("Pathward" or the "Company" or "us") and its wholly-owned subsidiary, PathwardTM, National Association ("the Bank") may from time to time make written or oral “forward-looking statements,” including statements contained in this Quarterly Report on Form 10-Q, the Company’s other filings with the Securities and Exchange Commission (the "SEC"), the Company’s reports to stockholders, and other communications by the Company and Pathward, National Association, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” or the negative of those terms, or other words of similar meaning or similar expressions. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements are based on information currently available to us and assumptions about future events, and include statements with respect to the Company’s beliefs, expectations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such risks, uncertainties and other factors may cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Such statements address, among others, the following subjects: future operating results; our ability to remediate the material weakness in our internal controls over financial reporting and otherwise maintain effective internal controls over financial reporting; the expected impact of the ongoing COVID-19 pandemic and related governmental actions on our business, industry, and the capital markets; customer retention; expectations regarding the Company's and the Bank's ability to meet minimum capital ratios and capital conservation buffers; loan and other product demand; expectations concerning acquisitions and divestitures; new products and services; credit quality; the level of net charge-offs and the adequacy of the allowance for credit losses; technology; and management and other employees. The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: successfully transitioning and maintaining our executive management team; expected growth opportunities may not be realized or may take longer to realize than expected; the potential adverse effects of the ongoing COVID-19 pandemic and any governmental or societal responses thereto, or other unusual and infrequently occurring events, including the impact on financial markets from geopolitical conflicts such as the military conflict between Russia and Ukraine; successfully completing our announced rebranding and our ability to achieve brand recognition equal to or greater than we currently enjoy; changes in tax laws; the strength of the United States' economy, and the local economies in which the Company operates; changes in trade, monetary, and fiscal policies and laws, including actual changes in interest rates and the Fed funds rate; inflation, market, and monetary fluctuations; the timely and efficient development of new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value and acceptance of these products and services by users; the Bank's ability to maintain its Durbin Amendment exemption; the risks of dealing with or utilizing third parties, including, in connection with the Company’s tax refund advance business; the risk of reduced volume of refund advance loans as a result of reduced customer demand for or usage of Pathward’s strategic partners’ refund advance products; our relationship with, and any actions which may be initiated by our regulators; changes in financial services laws and regulations, including laws and regulations relating to the tax refund industry and the insurance premium finance industry and recent and potential changes in response to the ongoing COVID-19 pandemic; technological changes, including, but not limited to, the security of our electronic systems and information; the impact of acquisitions and divestitures; litigation risk; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by Pathward, National Association of its status as a well-capitalized institution; changes in consumer spending and saving habits; losses from fraudulent or illegal activity; technological risks and developments, and cyber threats, attacks or events; and the success of the Company at maintaining its high quality asset level and managing and collecting assets of borrowers in default should problem assets increase.

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

GENERAL

The Company, a registered bank holding company, is a Delaware corporation, the principal assets of which are all the issued and outstanding shares of the Bank, a national bank. Unless the context otherwise requires, references herein to the Company include Pathward and the Bank, and all direct or indirect subsidiaries of Pathward on a consolidated basis.

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “CASH.”

The following discussion focuses on the consolidated financial condition of the Company at June 30, 2022, compared to September 30, 2021, and the consolidated results of operations for the three and nine months ended June 30, 2022 and 2021. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended September 30, 2021 and the related management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

EXECUTIVE SUMMARY

Business Development Highlights for the 2022 Fiscal Third Quarter

•On July 13, 2022, the Company announced it changed its name to Pathward Financial, Inc.™, and its bank subsidiary, MetaBank®, N.A., changed its name to Pathward™, N.A. ("Pathward" or the "Bank"). Certain changes were made immediately, with a full transition to Pathward expected by the end of this calendar year, including the launch of a new brand identity and website. The Company recognized $3.4 million of pre-tax expenses related to rebranding efforts during the third quarter of fiscal 2022. The Company continues to estimate total rebranding expenses will range between $15 million to $20 million.
•As part of the Company's priority to work with partners that use a broader suite of the capabilities and multi-product solutions that it provides, the Company will not be renewing its agreements with Liberty Tax and Jackson Hewitt. This change is expected to boost operational efficiencies over time. Taxpayer advance volumes are expected to be reduced by approximately 30% next year. No significant impact is anticipated to refund transfer volumes. During the quarter, the Company recognized $1.2 million of pre-tax one-time partner termination related expenses.

Financial Highlights for the 2022 Fiscal Third Quarter

•Total revenue for the third quarter was $126.1 million, a decrease of $4.8 million, or 4%, compared to the same quarter in fiscal 2021, primarily driven by a decrease in noninterest income, partially offset by an increase in interest income.

•Net interest income for the third quarter was $72.2 million, an increase of $3.7 million compared to $68.5 million in the third quarter last year.

•Net interest margin ("NIM") increased to 4.76% for the third quarter from 3.75% during the same period of last year. The prior year period was impacted by excess cash associated with the Company's participation in the U.S. Treasury Department's Economic Impact Program ("EIP").

•Total gross loans and leases at June 30, 2022 increased $188.3 million, to $3.68 billion, or 5%, compared to June 30, 2021 and decreased $42.6 million, or 1%, when compared to March 31, 2022. The increase compared to the prior year quarter was driven by growth across our commercial finance portfolio, partially offset by the sale of all remaining community banking loans during the fiscal 2022 first quarter. The primary driver for the decrease on a linked quarter basis was the seasonal decline in tax services loans.

•The Company originated $4.4 million in aggregate principal of renewable energy loan financing for the third quarter of fiscal 2022, resulting in $1.0 million in total net investment tax credits. During the third quarter of fiscal 2021. the Company originated $13.5 million in aggregate principle of renewable energy loan financing resulting in $3.4 million in total net investment tax credits.

•On May 15, 2022, the Company retired the outstanding $75.0 million subordinated debt, which was due August 15, 2026. As a result of the retirement, the company will save more than $4 million of interest expense per year.

•The Company resumed share repurchases on July 1, 2022, and through August 2, 2022, the Company repurchased 305,700 shares of common stock at an average share price of $40.74. There are 4,562,477 shares available for repurchase under the common stock share repurchase program announced during the fourth quarter of fiscal year 2021.

Tax Season Recap

During the third quarter of fiscal 2022, total tax services product revenue was $10.3 million, compared to $13.6 million in the prior year quarter. Total tax services product income, net of losses and direct product expenses, increased 9% to $43.5 million from $40.0 million, when comparing the first nine months of fiscal 2022 to the same period of the prior fiscal year.

While taxpayer advances came in below the Company's expectations, overall refund transfer revenues grew 9% year-over-year. Looking ahead to next year, the Company continues to expect strong refund transfer volumes and greater efficiency in its tax line of business as a result of the non-renewal of the Company's two aforementioned tax partner relationships.

FINANCIAL CONDITION

At June 30, 2022, the Company’s total assets increased by $37.5 million to $6.73 billion compared to September 30, 2021, primarily due to an increase of $91.6 million in securities available for sale and an increase of $79.0 million in total loans and leases, partially offset by a decrease in cash and cash equivalents of $156.8 million.

Total cash and cash equivalents was $157.3 million at June 30, 2022, decreasing from $314.0 million at September 30, 2021, primarily resulting from a decrease in excess cash associated with the Company's participation in the EIP in the prior year. Otherwise, the Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the FRB. At June 30, 2022, the Company did not have any federal funds sold.

The total investment portfolio increased $78.8 million, or 4%, to $2.00 billion at June 30, 2022, compared to $1.92 billion at September 30, 2021, as purchases exceeded maturities and principal pay downs. The Company’s portfolio of securities customarily consists primarily of MBS, which have expected lives much shorter than the stated final maturity, non-bank qualified obligations of states and political subdivisions, which mature in approximately 15 years or less, and other tax exempt municipal mortgage related pass through securities which have average lives much shorter than their stated final maturities. All MBS held by the Company at June 30, 2022 were issued by a U.S. Government agency or instrumentality. During the nine months ended June 30, 2022, the Company purchased $689.5 million of investment securities.

Loans held for sale at June 30, 2022 totaled $67.6 million, increasing from $56.2 million at September 30, 2021. This increase was primarily driven by the balance of SBA/USDA loans held for sale as of June 30, 2022 as compared to September 30, 2021.

The Company’s total loans and leases increased $75.7 million, or 2%, to $3.68 billion at June 30, 2022, from $3.61 billion at September 30, 2021. The increase was primarily driven by growth in the commercial finance, warehouse finance, and consumer finance portfolios, partially offset by the sales of all remaining community banking loans. See Note 5 to the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Commercial finance loans increased $222.4 million, tax services loans increased $31.2 million, warehouse finance increased $14.8 million, and consumer finance increased $6.4 million at June 30, 2022 compared to September 30, 2021. The increase in commercial finance loan balances was largely driven by the asset-based lending, term lending, and insurance premium finance categories. The seasonality of the Company's tax services business led to the increase in tax services loans at June 30, 2022 compared to September 30, 2021.

Community banking loans decreased $199.1 million, or 100%, at June 30, 2022 compared to September 30, 2021, as all remaining community banking loans were sold during the fiscal 2022 first quarter.

Through the Bank, the Company owns stock in the FHLB due to the Bank’s membership and participation in this banking system as well as stock in the Federal Reserve Bank. The FHLB requires a level of stock investment based on a pre-determined formula. The Company’s investment in these stocks increased $0.4 million, or 1% to $28.8 million at June 30, 2022 from $28.4 million at September 30, 2021, resulting from the purchase of FHLB membership stock.

Total end-of-period deposits increased 4% to $5.71 billion at June 30, 2022, compared to September 30, 2021, primarily driven by an increase in noninterest-bearing deposits of $502.1 million partially offset by a decrease in interest-bearing checking of $254.4 million and a decrease in wholesale deposits of $72.7 million. As of June 30, 2022, the Company placed $1.22 billion of customer deposits at other banks in its capacity as custodian, as compared to $1.85 billion at March 31, 2022 and $1.27 billion at June 30, 2021. In placing those excess deposits at other banks, the Company can earn record keeping service fee income that has a contractual rate index that is consistent with the federal funds effective rate ("EFFR"), which is recognized as part of payments card and deposit fee income.

The Company's total borrowings decreased $76.2 million, or 82%, from $92.8 million at September 30, 2021 to $16.6 million at June 30, 2022. During the third quarter of fiscal 2022, the Company retired the outstanding $75.0 million subordinated debt, which was due August 15, 2026.

At June 30, 2022, the Company’s stockholders’ equity totaled $724.8 million, a decrease of $147.1 million, from $871.9 million at September 30, 2021. The decrease was primarily attributable to a reduction in accumulated other comprehensive income ("AOCI") and a reduction in retained earnings related to activity from the Company's share repurchase programs. The Company and Bank remained above the federal regulatory minimum capital requirements at June 30, 2022, continued to be classified as well-capitalized, and in good standing with the regulatory agencies. See “Liquidity and Capital Resources” for further information.

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

The Company meets the Right of Set off criteria in ASC 210-20, Balance Sheet - Offsetting, for all payments negative deposit balances with the exception of DDA overdrafts. The following table summarizes the Company's negative deposit balances within the payments division:

(Dollars in thousands)	June 30, 2022	September 30, 2021
Noninterest-bearing deposits	$5,952,197	$5,492,646
Prefunding	(423,057)	(436,111)
Discount funding	1,407	(26,440)
DDA overdrafts	(10,251)	(11,862)
Noninterest-bearing checking, net	$5,520,296	$5,018,233

Custodial Deposit Transference
The Bank utilizes a custodial deposit transference structure for certain prepaid and deposit programs whereby the Bank, acting as custodian of cardholder funds, places a portion of such cardholder funds that are not needed to support near term settlement at one or more third-party banks insured by the FDIC (each, a “Program Bank”). Accounts opened at Program Banks are established in the Bank’s name as custodian, for the benefit of the Bank’s cardholders. The Bank remains the issuer of all cards and holder of all accounts under the applicable cardholder agreements and has sole custodial control and transaction authority over the accounts opened at Program Banks.

The Bank maintains the records of each cardholder’s deposits maintained at Program Banks. Program Banks undergo robust due diligence prior to becoming a Program Bank and are also subject to continuous monitoring.

In return for record keeping services at Program Banks, the Bank receives a servicing fee (“Servicing Fee”). In prior periods, the Servicing Fee was not significant. As of July 31, 2022, the Servicing Fee has been typically reflective of the EFFR upon a renegotiation of the contracts with Program Banks.

RESULTS OF OPERATIONS

General
The Company recorded net income of $22.4 million, or $0.76 per diluted share, for the three months ended June 30, 2022, compared to net income of $38.7 million, or $1.21 per diluted share, for the three months ended June 30, 2021. Total revenue for the fiscal 2022 third quarter was $126.1 million, compared to $130.9 million for the same quarter in fiscal 2021. The decrease in net income was primarily driven by an increase in noninterest expense, a decrease in noninterest income, and an increase in income tax expense, partially offset by an increase in net interest income.

The Company recorded net income of $133.0 million, or $4.44 per diluted share, for the nine months ended June 30, 2022, compared to $125.8 million, or $3.87 per diluted share, for the same period in the prior year. Total revenue for the nine months ended June 30, 2022 was $477.9 million, compared to $429.7 million for the same period of the prior year. The increase in net income was primarily driven by an increase in net interest income and noninterest income, partially offset by increases in both noninterest expense and income tax expense.

Net Interest Income
Net interest income for the fiscal 2022 third quarter was $72.2 million, an increase of 5%, from the same quarter in fiscal 2021. The increase was mainly attributable to investment interest income, an improved earning asset mix, and increased loan balances. For the nine months ended June 30, 2022, net interest income was $227.6 million, an increase of 9%, from $208.3 million compared to the same period in the prior year.

The third quarter average outstanding balance of loans and leases increased $128.9 million compared to the same quarter of the prior year, primarily due to increases in core loan and lease portfolios, partially offset by the sale of the remaining community bank portfolio. The Company’s average interest-earning assets for the third quarter decreased by $1.23 billion to $6.08 billion compared with the same quarter in fiscal 2021, primarily due to a reduction in cash balances as a result of high cash levels during the prior year period related to the Company's participation in government stimulus programs. The decrease in interest-earnings assets was partially offset by growth in total investments and total loans and leases.

Fiscal 2022 third quarter NIM increased to 4.76% from 3.75% in the third quarter of last year. The overall reported tax equivalent yield (“TEY”) on average earning assets increased by 104 basis points to 4.89% compared to the prior year quarter, primarily driven by a decrease in lower-yielding cash balances. Growth in loan and lease and investment securities balances also contributed to the year-over-year TEY increase. The yield on the loan and lease portfolio was 6.69% compared to 6.90% for the comparable period last year and the TEY on the securities portfolio was 2.14% compared to 1.62% for that same period.

The commercial finance portfolio volumes and yields are impacted by market conditions, competitive landscape, product demand, spread between short- and long-term interest rates, and structures, which include floor interest rates and varied loan maturity terms. At June 30, 2022, $93.7 million of the portfolio had structures where the interest rate charged was at a floor level as compared to $370.0 million as of March 31, 2022 and $268.6 million as of June 30, 2021. Once the interest rate on a loan goes above the floor level, yields on those loans will begin to increase.

For the nine months ended June 30, 2022, NIM was 4.72%, an increase of 104 basis points from 3.68% compared to the same period in the prior year. NIM, tax-equivalent for the nine months ended June 30, 2022 increased to 4.73% from 3.70% in the same period of the prior year.

The Company's cost of funds for all deposits and borrowings averaged 0.12% during the fiscal 2022 third quarter, as compared to 0.09% during the prior year quarter. The increase in cost of funds was primarily related to accelerated interest expense of $0.9 million during the fiscal 2022 third quarter associated with the retirement of the subordinated debt. The Company's overall cost of deposits was 0.01% in the fiscal 2022 third quarter, the same as the prior year quarter.

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

	Three Months Ended June 30,
	2022			2021
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)
Interest-earning assets:
Cash and fed funds sold	$309,324	$787	1.02%	$1,867,988	$528	0.11%
Mortgage-backed securities	1,395,149	7,381	2.12%	882,042	3,446	1.57%
Tax exempt investment securities	173,192	851	2.50%	263,401	884	1.70%
Asset-backed securities	210,815	750	1.43%	438,163	1,651	1.51%
Other investment securities	246,218	1,596	2.60%	246,493	1,187	1.93%
Total investments	2,025,374	10,578	2.14%	1,830,099	7,168	1.62%
Commercial finance	2,949,813	50,785	6.91%	2,616,942	48,641	7.46%
Consumer finance	300,352	4,964	6.63%	241,813	3,916	6.50%
Tax services	62,934	53	0.34%	91,804	604	2.64%
Warehouse finance	434,532	6,739	6.22%	332,759	5,151	6.21%
Community banking	—	—	—%	335,415	3,975	4.75%
Total loans and leases	3,747,631	62,541	6.69%	3,618,733	62,287	6.90%
Total interest-earning assets	6,082,329	$73,906	4.89%	7,316,820	$69,983	3.85%
Noninterest-earning assets	695,468			841,738
Total assets	$6,777,797			$8,158,558

Interest-bearing liabilities:
Interest-bearing checking(2)	$292	$—	0.33%	$336,576	$—	—%
Savings	82,989	7	0.03%	107,803	5	0.02%
Money markets	101,943	53	0.21%	58,517	66	0.45%
Time deposits	8,709	9	0.40%	11,877	27	0.91%
Wholesale deposits	8,554	25	1.19%	86,295	90	0.42%
Total interest-bearing deposits	202,487	94	0.19%	601,068	188	0.13%
Overnight fed funds purchased	19,353	72	1.50%	11	—	0.25%
Subordinated debentures	36,480	1,444	15.87%	73,907	1,148	6.23%
Other borrowings	17,056	145	3.40%	20,657	172	3.35%
Total borrowings	72,889	1,661	9.14%	94,575	1,320	5.60%
Total interest-bearing liabilities	275,376	1,755	2.56%	695,643	1,508	0.87%
Noninterest-bearing deposits	5,538,585	—	—%	6,380,371	—	—%
Total deposits and interest-bearing liabilities	5,813,961	$1,755	0.12%	7,076,014	$1,508	0.09%
Other noninterest-bearing liabilities	213,293			225,862
Total liabilities	6,027,254			7,301,876
Shareholders' equity	750,543			856,682
Total liabilities and shareholders' equity	$6,777,797			$8,158,558
Net interest income and net interest rate spread including noninterest-bearing deposits		$72,151	4.77%		$68,475	3.76%

Net interest margin			4.76%			3.75%
Tax-equivalent effect			0.01%			0.02%
Net interest margin, tax-equivalent(3)			4.77%			3.77%
(1) Tax rate used to arrive at the TEY for the three months ended June 30, 2022 and 2021 was 21%.
(2) At June 30, 2021, $336.2 million of the total balance were interest-bearing deposits where interest expense was paid by a third party and not by the Company. On October 1, 2021, the Company reclassified the balances related to that program to noninterest bearing checking due to the product moving to noninterest bearing.
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

	Nine Months Ended June 30,
	2022			2021
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)
Interest-earning assets:
Cash and fed funds sold	$570,806	$2,067	0.48%	$2,279,550	$2,461	0.14%
Mortgage-backed securities	1,194,869	16,690	1.87%	620,919	8,176	1.76%
Tax exempt investment securities	190,076	2,575	2.29%	298,276	3,232	1.83%
Asset-backed securities	323,080	3,045	1.26%	384,397	4,141	1.44%
Other investment securities	269,561	4,482	2.22%	232,852	3,373	1.94%
Total investments	1,977,586	26,792	1.86%	1,536,444	18,922	1.72%
Commercial finance	2,858,837	148,678	6.95%	2,501,911	140,570	7.51%
Consumer finance	315,933	18,970	8.03%	245,627	15,632	8.51%
Tax services	228,181	13,126	7.69%	274,706	7,156	3.48%
Warehouse finance	448,358	20,816	6.21%	310,593	14,930	6.43%
Community banking	46,471	1,525	4.39%	409,869	14,127	4.61%
Total loans and leases	3,897,780	203,115	6.97%	3,742,706	192,415	6.87%
Total interest-earning assets	6,446,172	$231,974	4.83%	7,558,700	$213,798	3.80%
Noninterest-earning assets	783,251			858,088
Total assets	$7,229,423			$8,416,788

Interest-bearing liabilities:
Interest-bearing checking(2)	$324	$1	0.32%	$258,020	$1	—%
Savings	82,211	18	0.03%	79,095	11	0.02%
Money markets	93,262	157	0.23%	55,816	146	0.35%
Time deposits	8,670	34	0.52%	14,046	118	1.12%
Wholesale deposits	82,754	190	0.23%	174,715	1,153	0.88%
Total interest-bearing deposits	267,221	400	0.20%	581,692	1,429	0.33%
Overnight fed funds purchased	38,111	135	0.47%	7	—	0.25%
Subordinated debentures	61,505	3,432	7.46%	73,864	3,442	6.23%
Other borrowings	17,857	443	3.32%	22,307	603	3.61%
Total borrowings	117,473	4,010	4.56%	96,178	4,045	5.62%
Total interest-bearing liabilities	384,694	4,410	1.53%	677,870	5,474	1.08%
Noninterest-bearing deposits	5,843,962	—	—%	6,727,627	—	—%
Total deposits and interest-bearing liabilities	6,228,656	$4,410	0.10%	7,405,497	$5,474	0.10%
Other noninterest-bearing liabilities	203,283			184,825
Total liabilities	6,431,939			7,590,322
Shareholders' equity	797,484			826,466
Total liabilities and shareholders' equity	$7,229,423			$8,416,788
Net interest income and net interest rate spread including noninterest-bearing deposits		$227,564	4.73%		$208,324	3.70%

Net interest margin			4.72%			3.68%
Tax-equivalent effect			0.01%			0.02%
Net interest margin, tax-equivalent(3)			4.73%			3.70%
(1) Tax rate used to arrive at the TEY for the nine months ended June 30, 2022 and 2021 was 21%.
(2) At June 30, 2021, $218.5 million of the total balance were interest-bearing deposits where interest expense was paid by a third party and not by the Company. On October 1, 2021, the Company reclassified the balances related to that program to noninterest bearing checking due to the product moving to noninterest bearing.
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

Provision for Credit Losses
The Company recognized a reversal of provision for credit losses of $1.3 million for the quarter ended June 30, 2022, compared to a provision for credit losses of $4.6 million for the same quarter last year. The Company recognized a provision for credit losses of $31.2 million for the nine months ended June 30, 2022, and $41.0 million for the comparable period in the prior fiscal year. Net charge-offs were $12.2 million for the quarter ended June 30, 2022, compared to $12.3 million for the quarter ended June 30, 2021. Net charge-offs attributable to the tax services, consumer finance, and commercial finance portfolios for the quarter were $8.0 million, $2.3 million, and $1.9 million, respectively.

Noninterest Income
Fiscal 2022 third quarter noninterest income decreased to $54.0 million from $62.5 million for the same period of the prior year. The decrease was driven by a reduction in gain on sale of loan and leases by $4.8 million, a decrease in payments fee income of $4.5 million, and a decrease in tax services product fee income of $2.7 million. These decreases were partially offset by an increase in rental income of $2.1 million and an increase in other income of $1.3 million. The prior year’s quarter benefited from greater card fee income associated with stimulus activity as well as a delayed tax season. Furthermore, the company recorded fewer gains on loan sales in the current fiscal year as the SBA and USDA sale volumes have been impacted by supply chain constraints within the solar construction market.

Noninterest income for the nine months ended June 30, 2022 increased to $250.4 million from $221.4 million for the same period of the prior year, primarily driven by the gain on sale of Meta names and trademarks during the first quarter of fiscal 2022.

Noninterest Expense
Noninterest expense increased 19% to $96.7 million for the fiscal 2022 third quarter, from $81.5 million for the same quarter last year. The increase in expense was primarily driven by an increase in compensation expense, legal and consulting expense, card processing, occupancy and equipment expense, and operating lease equipment depreciation. These increases were partially offset by a decrease in other expense. Compensation expense for the third quarter of fiscal 2022 includes $3.1 million of separation-related expenses stemming from expense reduction initiatives. In addition, the Company recognized $3.4 million in rebranding expenses and $1.2 million in expenses related to the non-renewal of the aforementioned tax partner agreements. Certain card processing expenses are derived from the terms of contractual agreements with some BaaS partners. The amount of expense paid under those agreements is based on an agreed upon rate index which varies depending on the deposit levels, floor rates, market conditions, and other performance conditions. Generally this rate index averages between 50% to 85% of the EFFR. Approximately 42% of the deposit portfolio may be subject to these higher card processing expenses. For the fiscal quarter ended June 30, 2022, card processing expenses related to these structured agreements were $2.2 million, as compared to $0.2 million for the fiscal quarter ended March 31, 2022 and $0.1 million for the fiscal quarter ended June 30, 2021.

Noninterest expense for the nine months ended June 30, 2022 increased to $282.2 million from $250.1 million for the same period of the prior year.

Income Tax Expense
The Company recorded an income tax expense of $7.0 million, representing an effective tax rate of 22.6%, for the fiscal 2022 third quarter, compared to $4.9 million, representing an effective tax rate of 11.0%, for the third quarter last year. The current quarter increase in income tax expense was primarily due to a reduction in renewable energy investment tax credit lending volume compared to the prior year period.

The Company originated $4.4 million in solar leases during the fiscal 2022 third quarter, compared to $13.5 million in last year's third quarter. Investment tax credits related to solar leases are recognized ratably based on income throughout each fiscal year. For the nine months ended June 30, 2022, the Company originated $26.9 million in solar leases, compared to $72.0 million for the comparable prior year period. The timing and impact of future solar tax credits are expected to vary from period to period, and the Company intends to undertake only those tax credit opportunities that meet the Company's underwriting and return criteria.

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

The Company believes that the level of allowance for credit losses at June 30, 2022 was appropriate and reflected probable losses related to these loans and leases; however, there can be no assurance that all loans and leases will be fully collectible or that the present level of the allowance will be adequate in the future. See the section below titled “Allowance for Credit Losses” for further information.

The table below sets forth the amounts and categories of the Company's nonperforming assets.

(Dollars in thousands)	June 30, 2022	September 30, 2021
Nonperforming Loans and Leases
Nonaccruing loans and leases:
Commercial finance	$19,603	$19,330
Community banking	—	14,915
Total nonaccruing loans and leases	19,603	34,245

Accruing loans and leases delinquent 90 days or more:
Commercial finance	3,519	12,489
Consumer finance	3,501	1,236
Tax services(1)	—	7,962
Total accruing loans and leases delinquent 90 days or more	7,020	21,687
Total nonperforming loans and leases	26,623	55,932

Other Assets
Nonperforming operating leases	132	3,824

Foreclosed and repossessed assets:
Commercial finance	13	2,077
Total foreclosed and repossessed assets	13	2,077

Total other assets	145	5,901

Total nonperforming assets	$26,768	$61,833
Total as a percentage of total assets	0.40%	0.92%
(1) Certain tax services loans do not bear interest.

At June 30, 2022, nonperforming loans and leases totaled $26.6 million, representing 0.71% of total loans and leases, compared to $55.9 million, or 1.16% of total loans and leases at September 30, 2021.

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

On the basis of management’s review of its loans, leases, and other assets, at June 30, 2022, the Company had classified loans and leases of $172.7 million as substandard, $4.9 million as doubtful and none as loss. At September 30, 2021, the Company classified loans and leases of $264.2 million as substandard, $12.1 million as doubtful and none as loss.

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

The Company's ACL totaled $75.2 million at June 30, 2022, an increase compared to $68.3 million at September 30, 2021. The increase in the ACL at June 30, 2022 was driven primarily by the seasonal allowance build in the tax services loan portfolio. This increase was partially offset by the disposition of the community bank portfolio along with decreases in the commercial and consumer finance loan portfolios.

The following table presents the Company's ACL as a percentage of its total loans and leases.

	As of the Period Ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Commercial finance	1.56%	1.66%	2.04%	1.77%	1.73%
Consumer finance	2.44%	3.18%	2.70%	2.91%	3.80%
Tax services	54.29%	35.76%	1.60%	0.02%	58.99%
Warehouse finance	0.10%	0.10%	0.10%	0.10%	0.10%
Community banking	—%	—%	—%	6.16%	4.36%
Total loans and leases	2.04%	2.38%	1.84%	1.89%	2.61%
Total loans and leases excluding tax services	1.44%	1.59%	1.84%	1.90%	1.94%

Management closely monitors economic developments and considers these factors when assessing the appropriateness of its ACL. The Company's ACL as a percentage of total loans and leases decreased to 2.04% at June 30, 2022 from 2.38% at March 31, 2022 and increased from 1.89% at September 30, 2021. The decrease in the total loans and leases coverage ratio was primarily driven by a decrease in the seasonal tax services loan portfolio, along with a decrease in the coverage ratio for both the commercial and consumer finance portfolios. The Company expects to continue to diligently monitor the ACL and adjust as necessary in future periods to maintain an appropriate and supportable level.

Management believes that, based on a detailed review of the loan and lease portfolio, historic loan and lease losses, current economic conditions, the size of the loan and lease portfolio and other factors, the level of the ACL at June 30, 2022 reflected an appropriate allowance against expected credit losses from the lending portfolio. Although the Company maintains its ACL at a level it considers to be appropriate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for credit losses will not be required in future periods.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within these financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Management has identified its critical accounting policies, which are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations, and include those for the ACL, goodwill and identifiable intangible assets. These policies involve complex and subjective decisions and assessments. Some of these estimates may be uncertain at the time they are made, could change from period to period, and could have a material impact on the financial statements. A discussion of the Company’s critical accounting policies and estimates can be found in the Company's Annual Report on Form 10-K for the year ended September 30, 2021. There were no significant changes to these critical accounting policies and estimates during the first nine months of fiscal 2022.

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

At June 30, 2022, the Company had unfunded loan and lease commitments of $1.28 billion. Management believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

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

The Capital Rules require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined). At June 30, 2022, both the Company and the Bank exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements. The Company and the Bank took the AOCI opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.

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

At June 30, 2022	Company	Bank	Minimum to be Adequately Capitalized Under Prompt Corrective Action Provisions	Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
Tier 1 leverage capital ratio	8.23%	8.22%	4.00%	5.00%
Common equity Tier 1 capital ratio	11.87	12.17	4.50	6.50
Tier 1 capital ratio	12.19	12.18	6.00	8.00
Total capital ratio	13.44	13.43	8.00	10.00

The following table provides a reconciliation of the amounts included in the table above for the Company.

(Dollars in thousands)	Standardized Approach(1) June 30, 2022
Total stockholders' equity	$724,774
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	299,616
LESS: Certain other intangible assets	27,809
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	11,978
LESS: Net unrealized gains (losses) on available for sale securities	(131,352)
LESS: Noncontrolling interest	665
ADD: Adoption of Accounting Standards Update 2016-13	10,011
Common Equity Tier 1(1)	526,069
Long-term borrowings and other instruments qualifying as Tier 1	13,661
Tier 1 minority interest not included in common equity Tier 1 capital	377
Total Tier 1 capital	540,107
Allowance for credit losses	55,506
Subordinated debentures (net of issuance costs)	—
Total capital	$595,613
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

(Dollars in thousands)	At June 30, 2022
Total stockholders' equity	$724,774
LESS: Goodwill	309,505
LESS: Intangible assets	27,088
Tangible common equity	388,181
LESS: AOCI	(131,407)
Tangible common equity excluding AOCI	$519,588

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

CONTRACTUAL OBLIGATIONS

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations" in the Company’s Annual Report on Form 10-K for its fiscal year ended September 30, 2021 for a summary of our contractual obligations as of September 30, 2021. There were no material changes outside the ordinary course of our business in contractual obligations from September 30, 2021 through June 30, 2022.

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

See Note 19. Commitments and Contingencies in "Item 8. Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for its fiscal year ended September 30, 2021 for discussion of the Company’s off-balance sheet financing arrangements as of September 30, 2021. There were no material changes from September 30, 2021 through June 30, 2022.

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

Interest Rate Risk (“IRR”)

Overview. The Company actively manages interest rate risk, as changes in market interest rates can have a significant impact on reported earnings. The Company's interest rate risk analysis is designed to compare income and economic valuation simulations in market scenarios designed to alter the direction, magnitude and speed of interest rate changes, as well as the slope of the yield curve. This analysis may not represent all impacts driven by changes in the interest rate environment. The Company does not currently engage in trading activities to control interest rate risk although it may do so in the future, if deemed necessary, to help manage interest rate risk.

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

The EAR analysis used in the following table reflects the required analysis used no less than quarterly by management. It models basis point parallel shifts in market interest rates over the next one-year period. The following table shows the results of the scenarios as of June 30, 2022:

Net Sensitive Earnings at Risk
		Change in Interest Income/Expense for a given change in interest rates
		Over/(Under) Base Case Parallel Shift
(Dollars in Thousands)	Book Value	-100	Base	+100	+200	+300	+400
Total interest-sensitive income	5,903,406	298,311	320,853	343,783	366,880	389,752	412,820
Total interest-sensitive expense	193,458	279	1,055	1,844	2,657	3,487	4,349
Net interest-sensitive income		298,032	319,798	341,939	364,223	386,265	408,471

Percentage change from base		-6.8%	—%	6.9%	13.9%	20.8%	27.7%

The EAR analysis reported at June 30, 2022, shows that total interest-sensitive income will change more rapidly than total interest-sensitive expense over the next year. IRR is a snapshot in time. The Company’s business and deposits are predictably cyclical on a weekly, monthly and yearly basis. The Company’s static IRR results could vary depending on which day of the week the month ends, primarily related to payroll processing and timing of when certain programs are prefunded and when the funds are received.
Under EVE analysis, the economic value of financial assets, liabilities and off-balance sheet instruments is derived under each rate scenario. The economic value of equity is calculated as the difference between the estimated market value of assets and liabilities, net of the impact of off-balance sheet instruments.
The EVE analysis used in the following table reflects the required analysis used no less than quarterly by management. It models immediate basis point parallel shifts in market interest rates. The following table shows the results of the scenarios as June 30, 2022:

Economic Value Sensitivity
	Standard (Parallel Shift)
	Economic Value of Equity at Risk %
	-100	+100	+200	+300	+400
Percentage change from base	-5.2%	3.6%	6.6%	8.9%	11.8%

The EVE at risk reported at June 30, 2022 shows that the economic value of equity position is expected to benefit from rising interest rates due to the large amount of noninterest-bearing funding.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management evaluated the Company's disclosure controls and procedures. The evaluation was performed under the direction of the Company's Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of June 30, 2022, of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2022, the Company’s disclosure controls and procedures were not designed effectively to ensure timely alerting of material information relating to the Company required to be included in the Company's periodic SEC filings.

In the fiscal fourth quarter of 2021 and the fiscal third quarter of 2022, the Company identified control deficiencies related to access permissions in two loan systems which resulted in a lack of segregation of duties over disbursements in which select individuals had the ability to both initiate and approve disbursements indicating that the user access provisioning and user entitlement review monitoring controls did not function to a precise level to ensure segregation of duties was maintained. Management determined that the combination of user access provisioning and user entitlement review deficiencies represent a material weakness in internal controls over financial reporting on the basis that the deficiencies could result in a misstatement potentially impacting the Company's financial statement accounts and disclosures that would not be prevented or detected on a timely basis.

REMEDIATION PLAN FOR REPORTED MATERIAL WEAKNESS

Annual entitlement review for the loan system identified in the fourth quarter of 2021 was performed in March 2022 and no inappropriate access was identified.

For the loan system identified with inappropriate system access in fiscal third quarter of 2022, management removed access for the individuals that had inappropriate access and performed testing of disbursements during the impacted period and did not identify any instances where the segregation of the disbursement over initiation and approval was not maintained. In May, management also implemented an IT application control to identify instances where the initiator and approver are the same to prevent disbursement from occurring.

The Company is also undergoing a broader risk assessment across all material applications to ensure preventative controls are in place to identify and strengthen sensitive user functions including but not limited to loan disbursements regarding the user access and entitlement provisioning controls.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Based on this evaluation, management concluded that, as of the end of the period covered by this report, there were changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the fiscal third quarter to which this report relates that could have materially affected the Company’s internal controls over financial reporting, as described above.

PATHWARD FINANCIAL, INC.
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

Item 1A. Risk Factors

A description of our risk factors can be found in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. There were no material changes to those risk factors during the nine months ended June 30, 2022, except that the following risk factors are hereby added:

Our rebranding strategy may not produce the benefits expected, may involve substantial costs and may not be favorably received by our customers.

To reflect the evolution and growth of our business, including our corporate mission of financial inclusion for all®, we rebranding, with the Company changing its name to Pathward Financial, Inc. and the Bank changing to Pathward, N.A. as of July 13, 2022. As previously announced, in connection with the sale of our rights to our current trade names and marks including METABANK and META FINANCIAL GROUP for $60 million, we have agreed to phase out and cease all use of the META marks and names, and change our corporate names by December 7, 2022. Accordingly, the full transition to Pathward is expected by the end of this calendar year, including the launch of a new brand identity and website.

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

Our actual operating results may differ significantly from our guidance.

From time to time, we issue guidance in our quarterly earnings releases and conference calls, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. Guidance is necessarily speculative in nature, and is only an estimate of what management believes is realizable as of the date of release, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will prove to be incorrect or will vary significantly from actual results. Actual results will vary from our guidance and the variations may be material, especially in times of economic uncertainty.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities.

The Company's Board of Directors authorized a 7,500,000 share repurchase program on November 20, 2019 that was publicly announced on November 20, 2019 and is scheduled to expire on December 31, 2022. All remaining shares available for repurchase under this program were repurchased during the fiscal 2022 first quarter. On September 3, 2021, the Company's Board of Directors authorized an additional 6,000,000 share repurchase program that was publicly announced on September 7, 2021 and is scheduled to expire on September 30, 2024. The table below sets forth information regarding repurchases of our common stock during the fiscal 2022 third quarter.

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(1)(2)	Total Number Of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number Of Shares that may yet be Purchased Under the Plans or Programs
April 1 to 30	—	$—	—	4,868,177
May 1 to 31	2,622	42.35	—	4,868,177
June 1 to 30	—	—	—	4,868,177
Total	2,622		—
(1) All shares not purchased as part of the Company's publicly announced repurchase program were acquired in satisfaction of the tax withholding obligations of holders of restricted stock unit awards, which vested during the quarter.
(2) The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Section 302 certification of Chief Executive Officer.

31.2	Section 302 certification of Chief Financial Officer.

32.1	Section 906 certification of Chief Executive Officer.

32.2	Section 906 certification of Chief Financial Officer.

101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Condensed Consolidated Statements of Financial Condition, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements, tagged in summary and in detail.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Management contract or compensatory plan or agreement.

PATHWARD FINANCIAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATHWARD FINANCIAL, INC.

Date: August 9, 2022	By:	/s/ Brett L. Pharr
Brett L. Pharr,
Chief Executive Officer and Director

Date: August 9, 2022	By:	/s/ Glen W. Herrick
Glen W. Herrick,
Executive Vice President and Chief Financial Officer