Form 10-K
period 2022-09-30
PATHWARD FINANCIAL, INC.
filed 2022-11-22
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022
OR
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

As of March 31, 2022, the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the NASDAQ Global Select Market as of such date, was $1.5 billion.

As of November 16, 2022, there were 28,466,833 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K -- Portions of the Proxy Statement for the Annual Meeting of Stockholders expected to be held February 28, 2023 are incorporated by reference into Part III of this report.

PATHWARD FINANCIAL, INC.
FORM 10-K

i

FORWARD-LOOKING STATEMENTS

PATHWARD FINANCIAL, INC.TM ("Pathward Financial" or "the Company" or "us") and its wholly-owned subsidiary, PathwardTM, National Association ("Pathward, N.A." or "Pathward" or "the Bank") may from time to time make written or oral “forward-looking statements,” including statements contained in this Annual Report on Form 10-K, the Company’s other filings with the Securities and Exchange Commission (the "SEC"), the Company’s reports to stockholders, and other communications by the Company and Pathward, National Association, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” or the negative of those terms, or other words of similar meaning or similar expressions. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements are based on information currently available to us and assumptions about future events, and include statements with respect to the Company’s beliefs, expectations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such risks, uncertainties and other factors may cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Such statements address, among others, the following subjects: future operating results; our ability to remediate the material weakness in our internal controls over financial reporting and otherwise maintain effective internal controls over financial reporting; customer retention; expectations regarding the Company's and the Bank's ability to meet minimum capital ratios and capital conservation buffers; loan and other product demand; expectations concerning acquisitions and divestitures; new products and services; credit quality; the level of net charge-offs and the adequacy of the allowance for credit losses; technology; and management and other employees. The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: successfully transitioning and maintaining our executive management team; expected growth opportunities may not be realized or may take longer to realize than expected; the potential adverse effects of the ongoing COVID-19 pandemic and any governmental or societal responses thereto, or other unusual and infrequently occurring events, including the impact on financial markets from geopolitical conflicts such as the war between Russia and Ukraine; our ability to achieve brand recognition as Pathward equal to or greater than we enjoyed under our prior brand; changes in tax laws; the strength of the United States' economy, and the local economies in which the Company operates; changes in trade, monetary, and fiscal policies and laws, including actual changes in interest rates and the Fed funds rate; inflation, market, and monetary fluctuations; the timely and efficient development of new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value and acceptance of these products and services by users; the Bank's ability to maintain its Durbin Amendment exemption; the risks of dealing with or utilizing third parties, including, in connection with the Company’s refund advance business; the risk of reduced volume of refund advance loans as a result of reduced customer demand for or usage of Pathward’s strategic partners’ refund advance products; our relationship with, and any actions which may be initiated by our regulators; changes in financial services laws and regulations, including laws and regulations relating to the tax refund industry and the insurance premium finance industry and recent and potential changes in response to the ongoing COVID-19 pandemic; technological changes, including, but not limited to, the security of our electronic systems and information; the impact of acquisitions and divestitures; litigation risk; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by Pathward of its status as a well-capitalized institution; changes in consumer spending and saving habits; losses from fraudulent or illegal activity; technological risks and developments, and cyber threats, attacks or events; and the success of the Company at maintaining its high quality asset level and managing and collecting assets of borrowers in default should problem assets increase.

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

PART I

Item 1.     Business.

GENERAL

Pathward Financial, a registered bank holding company, was incorporated in Delaware on June 14, 1993. Pathward Financial's principal assets are all the issued and outstanding shares of the Bank, a South Dakota chartered, national bank, the accounts of which are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC") as administrator of the Deposit Insurance Fund (“DIF”). Unless the context otherwise requires, references herein to the Company include Pathward Financial and the Bank, and all subsidiaries of Pathward Financial, direct or indirect, on a consolidated basis.

As a nationwide provider of Banking as a Service ("BaaS") solutions and commercial finance products, the Company has offices across the country. The principal executive office is located at 5501 South Broadband Lane, Sioux Falls, South Dakota, 57108. Its telephone number at that address is (877) 497-7497. The Company is subject to comprehensive regulation and supervision. See "Regulation and Supervision" herein.

The Company's purpose of financial inclusion for all® means everyone deserves access to high quality financial services. It is why for the past two decades Pathward Financial has been building solutions to help those who have been underserved by traditional banking providers.

The Company strives to remove barriers to financial access and promote economic mobility by working with third parties to provide responsible, secure, high quality financial products that contribute to the social and economic benefit of communities at the core of the real economy. Pathward Financial strives to increase financial availability, choice, and opportunity across two business lines: BaaS and Commercial Finance. These strategic business lines provide end-to-end support to individuals and businesses.

As a nationally chartered bank, Pathward sits at the hub of the financial ecosystem. With expert talent and access to world-class partners, Pathward moves money seamlessly across a multitude of solutions while mitigating risk by anticipating changes to a complicated, regulatory landscape.

The Bank, a wholly-owned full-service banking subsidiary of Pathward Financial, operates through three reportable segments (Consumer, Commercial, and Corporate Services/Other). See Note 17. Segment Reporting for further information on the reportable segments.

The business of the Bank is to collaborate with partners through the BaaS business line to provide solutions that attract low-cost deposits and generate fee income. The low-cost deposits are primarily invested into loan and lease products offered through the Commercial Finance business line. In addition to originating loans and leases, the Bank also occasionally contracts to sell loans, such as consumer credit product loans, refund advance loans, and government guaranteed loans to third party buyers. The Bank also sells and purchases loan participations from time to time to and from other financial institutions, as well as mortgage-backed securities ("MBS") and other investments permissible under applicable regulations.

The Consumer segment includes the BaaS business line, which collaborates with partners to navigate payment and lending needs. With capabilities ranging from prepaid cards and deposit accounts to payment processing and consumer lending, the Company empowers its partners to deliver programs that provide a financial path forward for all.

The Company offers the following innovative solutions: payment, issuing, credit, and tax. Payment solutions accepts and processes payments for all customers' personal and business needs. The Bank moves funds daily through high speed banking rails, including ACH, wire transfers, and push to debit. With its Issuing solutions, Pathward is one of the leading debit and prepaid card issuers in the country and holds funds for the programs of its partners in order to provide the consumer protections of a traditional bank account. Credit solutions enables the Bank's partners' lending solutions that serve the borrowing needs of customers in a diverse credit pool. Tax solutions offer electronic refund advances and refund transfers with some of the largest tax companies, as well as thirty-thousand independent tax preparers nationwide.

The Commercial segment includes the Company's Commercial Finance business line, which helps businesses access funds they need to launch, operate, and grow. Pathward's innovative approach and customized financial products offer the flexibility traditional bank products cannot. This diverse range of commercial financial products is available through the following lending solutions: working capital, equipment finance, structured finance, and insurance premium finance.

Working capital provides ready cash for liquidity needs to new or growing companies or companies in cyclical or seasonal industries. Working capital financing is secured by business collateral (assets) such as accounts receivable, inventory, and equipment. Equipment finance provides financing in the form of leases and loans for equipment needs. Structured finance assists small- and mid-sized business and rural borrowers to fund growth, expansion, and restructuring. Products include alternative energy financing, conventional loans, and loans administered through partnerships with the Small Business Administration ("SBA") and United States Department of Agriculture ("USDA"). Insurance premium finance is short-term financing to facilitate the purchase of property, casualty, and liability insurance premiums.

OTHER SUBSIDIARIES

Pathward Venture Capital, LLC ("Pathward Venture Capital"), a wholly-owned service corporation subsidiary of the Bank was formed in 2017 for the purpose of making minority equity investments. Pathward Venture Capital focuses on investing in companies in the financial services industry.

First Midwest Financial Capital Trust I, a wholly-owned subsidiary of Pathward Financial, was established in July 2001 and Crestmark Capital Trust I, acquired by the Company in August 2018, was established in June 2005. Both subsidiaries were established for the purpose of issuing trust preferred securities.

LENDING ACTIVITIES

General
The Company focuses its lending activities on the origination of commercial finance loans, consumer finance loans and tax services loans. The Company emphasizes credit quality and seeks to avoid undue concentrations of loans and leases to a single industry or based on a single class of collateral. The Company has established lending policies that include a number of underwriting factors that it considers in making a loan, including loan-to-value ratio, cash flow, interest rate and credit history of the borrower. At September 30, 2022, the Company’s loans and leases receivable, net of allowance for credit losses, totaled $3.49 billion, or 52% of the Company’s total assets, as compared to $3.54 billion, or 53%, at September 30, 2021.

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

At September 30, 2022, the Company’s largest lending relationship to a single borrower or group of related borrowers totaled $74.9 million. The Company had 24 other lending relationships in excess of $15.0 million as of September 30, 2022.

Loan and Lease Portfolio Composition
The following table shows the composition of the Company’s loan and lease portfolio by fixed- and adjustable-rate at the dates indicated.

	At September 30,
	2022		2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Fixed-Rate Loans and Leases
Commercial finance	$1,872,256	53.1%	$1,754,706	48.6%
Consumer finance	169,659	4.8%	154,169	4.3%
Tax services	9,098	0.3%	10,405	0.3%
Warehouse finance	252,276	7.1%	322,682	8.9%
Community banking	—	—%	190,240	5.3%
Total fixed-rate loans and leases	2,303,389	65.3%	2,432,202	67.4%

Adjustable-Rate Loans and Leases
Commercial finance	1,151,417	32.6%	970,789	26.9%
Consumer finance	—	—%	98,688	2.7%
Tax services (1)	—	—%	—	—%
Warehouse finance	74,574	2.1%	97,244	2.7%
Community banking	—	—%	8,892	0.3%
Total adjustable-rate loans and leases	1,225,991	34.7%	1,175,613	32.6%

Total loans and leases	3,529,280	100.0%	3,607,815	100.0%
Deferred fees and discounts	7,025		1,748
Allowance for credit losses	(45,947)		(68,281)
Total loans and leases receivable, net	$3,490,358		$3,541,282
(1) Certain tax services loans do not bear interest.

The following table illustrates the contractual maturities of the Company’s loan and lease portfolio and the distribution by changes in interest rates for loans with a contractual maturity greater than one year at September 30, 2022.

	Loan Maturities					Loans Maturing After One Year
(Dollars in thousands)	Due in 1 Year Or Less	Due After 1 Year Through 5 Years	After 5 Years Through 15 Years	After 15 Years	Total	Fixed Interest Rate	Floating/Variable Interest Rate
Commercial finance	$968,371	$1,444,060	$331,342	$279,900	$3,023,673	$1,256,970	$798,332
Consumer finance	37,102	130,530	2,027	—	169,659	132,557	—
Tax services	9,098	—	—	—	9,098	—	—
Warehouse finance	89,963	236,887	—	—	326,850	236,887	—
Total loans and leases	$1,104,534	$1,811,477	$333,369	$279,900	$3,529,280	$1,626,414	$798,332

Commercial Finance
The Company's Commercial Finance business line offers a variety of products through its working capital, equipment finance, structured finance, and insurance premium finance lending solutions. These products include term lending, asset based lending, factoring, lease financing, insurance premium finance, government guaranteed lending and other commercial finance products offered on a nationwide basis.

Term Lending. The Bank originates a variety of collateralized conventional term loans and notes receivable. While terms range from three years to 25 years, the weighted average life of these loans is approximately 53 months. These term loans may be secured by equipment, recurring revenue streams, or real estate. Credit risk is managed through setting loan amounts appropriate for the collateral based on information including equipment cost, appraisals, valuations, and lending history. The Bank follows standardized loan policies and established and authorized credit limits and applies attentive portfolio management, which includes monitoring past dues, financial performance, financial covenants, and industry trends. As of September 30, 2022, 14% of the term lending portfolio exposure is concentrated in solar/alternative energy, most of which are construction projects that will convert to longer term government guaranteed facilities upon completion of the construction phase. Equipment Finance agreements make up 54% of the term lending total as of September 30, 2022. The remaining 32% are a variety of investment advisory and insurance agency loans and other more traditional term equipment and general purpose commercial loans.

Asset Based Lending. The Bank provides asset based loans secured by short-term assets such as accounts receivable and inventory. Asset based loans may also be secured by equipment supported by third party independent appraisals. The primary sources of repayment are the collection of the receivables and/or the sale of the inventory securing the loan, as well as the operating income of the borrower. Loans are typically revolving lines of credit with terms of one year to three years, whereby the Bank withholds a contingency reserve representing the difference between the amount advanced and the fair value of the invoice amount or other collateral value. Credit risk is managed through advance rates appropriate for the collateral (generally, advance rates on accounts receivable ranges from 80% to 90% and inventory advance rates range from 40% to 60%). In certain cases, inventory advances are supported by the third party independent appraisals. Collateral is further supported and verified via field audits conducted up to three times per year. All asset based facilities have standardized loan policies, established and authorized credit limits, attentive portfolio management and the use of lock box agreements and similar arrangements which result in the Company receiving and controlling the debtors' cash receipts. As of September 30, 2022, approximately 65% of asset based loans were backed by accounts receivable.

Factoring. The Bank provides factoring lending where clients provide detailed accounts receivable reporting for lending arrangements. The factoring clients are diversified as to industry and geography. With these loans, the Commercial Finance business line withholds a contingency reserve, which is the difference between the fair value of the invoice amount or other collateral value and the amount advanced (generally, advance rates range between 80% and 95% on accounts receivable). This reserve is withheld for nonpayment of factored receivables, service fees and other adjustments. Credit risk is managed through standardized advance policies, established and authorized credit limits, verification of receivables, attentive portfolio management and the use of lock box agreements and similar arrangements which result in the Company receiving and controlling the client's cash receipts. In addition, clients generally guarantee the payment of purchased accounts receivable.

Lease Financing. The Bank provides creative, flexible lease solutions for equipment needs of its clients. Leases that transfer substantially all of the benefits and risks of ownership to the lessee are accounted for as sales-type or direct financing leases. The lease may contain provisions that transfer ownership to the lessee at the end of the initial term, contain a bargain purchase option or allow for purchase of the equipment at fair market value. Residual values are estimated at the inception of the lease. Lease maturities are generally no greater than 84 months.

Insurance Premium Finance. The Bank provides, on a national basis, short-term, primarily collateralized financing to facilitate the commercial customers’ purchase of insurance for various forms of risk, otherwise known as insurance premium financing. This includes, but is not limited to, policies for commercial property, casualty and liability risk. Premiums are advanced either directly to the insurance carrier or through an intermediary/broker and repaid by the policyholder with interest during the policy term. The policyholder generally makes a 20% to 25% down payment to the insurance broker and finances the remainder over nine to 10 months on average. The down payment is set such that if the policy is canceled, the unearned premium is typically sufficient to cover the loan balance and accrued interest and is returned by the insurer to the Bank on a pro rata basis. Over 95% of the portfolio finances policies provided by investment grade-rated insurance company partners.

SBA and USDA. The Bank originates loans through programs partially guaranteed by the SBA or USDA. These loans are made to small businesses and professionals. Certain guaranteed portions of these loans are sold to the secondary market. See "Originations, Sales and Servicing of Loans and Leases" below for further details. The Company is also participating in the Paycheck Protection Program (the "PPP") which is being administered by the SBA. The Company expects that the major portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. Loans funded through the PPP are fully guaranteed by the U.S. government. As of September 30, 2022, the Company had 41 loans outstanding with total loan balances of $13.5 million originated as part of the PPP.

Other Commercial Finance. Included in this category of loans are the Company's healthcare receivables loan portfolio primarily comprised of loans to individuals for medical services received. The majority of these loans are guaranteed by the hospital providing the service to the debtor and this guarantee serves to reduce credit risk as the guarantors agree to repurchase severely delinquent loans. Credit risk is minimized on these loans based on the guarantor’s repurchase agreement. This loan category also includes commercial real estate loans.

Consumer Finance
The Company's BaaS business line offers its consumer credit products and Emerald Advance products through its credit solutions.

Consumer Credit Products. The Bank designs its credit program relationships with certain desired outcomes. Three high priority outcomes are liquidity, credit protection, and risk retention by the program partner. The Bank believes the benefits of these outcomes not only support its goals but the goals of the credit program partner as well. The Bank designs its program credit protections in a manner so that the Bank earns a reasonable risk adjusted return, but is protected by certain layers of credit support, similar to what you would find in structured finance. Certain loans are sold to third parties based on terms and conditions within the Program Agreement. See "Originations, Sales and Servicing of Loans and Leases" below for further details.

As of September 30, 2022, the Bank has multiple consumer credit programs. The loan products offered under these programs are generally closed-end installment loans with terms between 12 months and 84 months.

Emerald Advance. Through the Bank’s partner program, the Bank serves as the originator of a line of credit, where customers draw on a line of credit and the balance must be paid down to zero by February 15 to maintain an account with good standing. Funds are loaded onto a prepaid card and the line of credit gives customers the ability to repeatedly borrow and repay money and has an annual resting period from January 27 to February 15 during which draws cannot generally be made. As of September 30, 2022, there were no outstanding loan balances on the Company's balance sheet for this product type. The Company expects balances on the line of credit to increase with the new Emerald Advance promotional period in the first quarter of fiscal 2023.

Other Consumer Finance
Student Lending. During the fourth quarter of fiscal 2022, the Bank sold its entire student loan portfolio consisting of seasoned, floating rate, private portfolios serviced by a third-party servicer.

Tax Services
The Bank's BaaS business line also offers tax solutions, which includes short-term refund advance loans and short-term electronic return originator ("ERO") advance loans.

Refund Advance Loans. Refund advance loans are unsecured loans to taxpayers that are determined to be eligible based on underwriting criteria designed for this product. Due to the nature of refund advance loans, it typically takes no more than three e-file cycles (the period of time between scheduled IRS payments) from when the return is accepted by the IRS to collect from the borrower. In the event of default, the Bank has no recourse against the taxpayer. The Bank will charge off the balance of a refund advance loan if there is a balance at the end of the calendar year, or when collection of principal becomes doubtful.

ERO Advance Loans. ERO advance loans are unsecured advances that are typically utilized by tax preparers to purchase tax preparation software and to prepare tax office operations for the upcoming tax season. EROs go through an underwriting process to determine eligibility. Collection on ERO advances begins once the ERO begins to process refund transfers. Generally, the Bank will charge off the balance of an ERO advance loan if there is a balance at the end of June, or when collection of principal becomes doubtful.

Warehouse Finance
The Bank participates in several collateral-based warehouse lines of credit whereby the Bank is in a senior, secured position as the first out participant. These facilities are primarily collateralized by consumer receivables, with the Bank holding a senior collateral position enhanced by a subordinate party structure.

Community Banking
The Company completed its final sale of retained Community Bank loans in the first quarter of fiscal 2022.

ORIGINATIONS, SALES AND SERVICING OF LOANS AND LEASES

The Company, from time to time, sells loans and leases, and in some cases, loan participations, generally without recourse. At September 30, 2022, there were no outstanding loans sold by the Company with recourse. When loans or leases are sold, the Company may retain the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. The servicing fee is recognized as income over the life of the loans. As of September 30, 2022, the Company was servicing $336.6 million SBA/USDA loans.

The Company may sell the guaranteed portion of its SBA 7(a) loans and USDA program loans in the secondary market. These sales have resulted in premium income for the Company at the time of sale and created a stream of future servicing income. When the Company sells the guaranteed portion of its loans, it retains credit risk on the non-guaranteed portion of the loans, and, if a customer defaults on the loan, the Company shares any loss and recovery related to the loan pro-rata with the SBA or USDA, as applicable. If the SBA or USDA establishes that a loss on a guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by the Company, the SBA or USDA may seek recovery of the principal loss related to the deficiency from the Company, which could materially adversely affect our business, results of operations and financial condition.

The Company sold additional loans from the retained Community Bank portfolio in the amount of $192.5 million and $308.1 million for the fiscal years ended September 30, 2022 and 2021, respectively. All loans from the retained Community Bank portfolio have been sold as of December 31, 2021.

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

	Fiscal Year Ended September 30,
(Dollars in thousands)	2022	2021
Originations
Commercial finance	$11,554,312	$9,678,519
Consumer finance	1,530,128	1,098,526
Tax services	1,898,511	1,841,326
Total loans and leases originated	14,982,951	12,618,372

Purchases
Commercial finance	3,098	—
Warehouse finance	112,255	308,014
Community banking	—	3,318
Total loans and leases purchased	115,353	311,332

Sales and Repayments
Sales:
Commercial finance	66,397	89,276
Consumer finance	932,747	494,584
Community banking	183,457	321,793
Total loans and leases sales	1,182,601	905,793
Repayments:
Loan and lease principal repayments	14,029,362	11,857,619
Total principal repayments	14,029,362	11,857,619
Total reductions	15,211,963	12,763,412

Increase (decrease) in other items, net	27,612	(18,970)
Net increase (decrease)	$(86,047)	$147,322

NONPERFORMING ASSETS, OTHER LOANS AND LEASES OF CONCERN AND CLASSIFIED ASSETS

The following table sets forth the Company’s loan and lease delinquencies by type, by amount and by percentage of type at September 30, 2022.

	30-59 Days			60-89 Days			> 89 Days Past Due
(Dollars in thousands)	Number of Loans	Amount	Percent of Category	Number of Loans	Amount	Percent of Category	Number of Loans	Amount	Percent of Category
Commercial finance	414	$24,881	88.2%	293	$6,208	70.4%	900	$7,868	40.3%
Consumer finance	228	3,322	11.8%	152	2,609	29.6%	1,003	2,793	14.3%
Tax services (1)	—	—	—%	—	—	—%	—	8,873	45.4%
Total loans and leases held for investment	642	$28,203	100.0%	445	$8,817	100.0%	1,903	$19,534	100.0%
Total loans and leases	642	$28,203	100.0%	445	$8,817	100.0%	1,903	$19,534	100.0%
(1) The tax services loans past due represented the aggregate remaining balance of the tax services loan portfolio.

Delinquencies 90 days and over constituted 0.55% of total loans and leases and 0.29% of total assets.

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

The table below sets forth the amounts and categories of the Company’s nonperforming assets.

	At September 30,
(Dollars in thousands)	2022	2021
Nonperforming Loans and Leases
Nonaccruing loans and leases:
Commercial finance	$13,375	$19,330
Community banking	—	14,915
Total nonaccruing loans and leases	13,375	34,245

Accruing loans and leases delinquent 90 days or more:
Loans held for sale	—	—

Commercial finance	4,142	12,489
Consumer finance	2,793	1,236
Tax services(1)	8,873	7,962
Total accruing loans and leases delinquent 90 days or more	15,808	21,687
Total nonperforming loans and leases	29,183	55,932

Other Assets
Nonperforming operating leases	1,736	3,824

Foreclosed and repossessed assets:
Commercial finance	1	2,077
Total foreclosed and repossessed assets	1	2,077

Total other assets	1,737	5,901

Total nonperforming assets	$30,920	$61,833
Total as a percentage of total assets	0.46%	0.92%
(1) Certain tax services loans do not bear interest.

For the fiscal year ended September 30, 2022, gross interest income, which would have been recorded had the nonaccruing loans and leases been current in accordance with their original terms was insignificant, none of which was included in interest income.

Nonaccruing Loans and Leases. At September 30, 2022, the Company had $13.4 million in nonaccruing loans and leases, which constituted 0.4% of the Company's gross loan and lease portfolio. At September 30, 2021, the Company had $34.2 million in nonaccruing loans which also constituted 0.9% of its gross loan and lease portfolio.

The fiscal 2022 decrease in nonaccruing loans and leases was primarily driven by a reduction of $14.9 million in the community bank portfolio, along with a decrease in the commercial finance portfolio.

Accruing Loans and Leases Delinquent 90 Days or More. At September 30, 2022, the Company had $15.8 million in accruing loans and leases delinquent 90 days or more, compared to $21.7 million at September 30, 2021. This balance of accruing loans and leases 90 days or more past due was mainly comprised of tax services, commercial finance, and consumer finance loans and leases.

Classified Assets. Federal regulations provide for the classification of certain loans, leases, and other assets such as debt and equity securities considered by the Bank's primary regulator, the Office of the Comptroller of the Currency (the "OCC"), to be of lesser quality as “substandard,” “doubtful” or “loss,” with each such classification dependent on the facts and circumstances surrounding the assets in question. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the Bank will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such minimal value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

Pathward has revised its credit administration policies and reviewed its loan portfolio to better align with OCC guidance for national banks, a process that began during the quarter ending June 30, 2021 and was completed as of September 30, 2021. These credit policy revisions had an impact on our loan and lease risk ratings, resulting in downgrades of certain credits in several categories. Our loan and collateral management practices have proven effective in managing losses during previous economic cycles; and this process resulted in setting a new baseline for portfolio metrics going forward, it does not indicate a deterioration in our portfolio's expected performance.

On the basis of management’s review of its loans, leases, and other assets, at September 30, 2022, the Company had classified loans and leases of $203.7 million as substandard, $4.0 million as doubtful and none as loss. At September 30, 2021, the Company classified loans and leases of $264.2 million as substandard, $12.1 million as doubtful and none as loss. Further, at September 30, 2022, the Company owned an insignificant amount of real estate or other assets as a result of foreclosure of loans, as compared to $2.1 million at September 30, 2021.

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

The ACL represents management's estimate of expected credit losses over the life of each financial asset as of the balance sheet date. The Company individually evaluates loans and leases that do not share similar risk characteristics with other financial assets for credit loss, generally this means loans and leases identified as troubled debt restructurings or loans and leases on nonaccrual status. Management has also identified certain structured finance credits for alternative energy projects in which a substantial cash collateral accounts have been established to mitigate credit risk. Due to the nature of the transactions and significant cash collateral positions, these credits are evaluated individually. All other loans and leases are evaluated collectively for credit loss. A reserve for unfunded credit commitments such as letters of credit and binding unfunded loan commitments is recorded in other liabilities on the Consolidated Statements of Financial Condition.

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

The following table sets forth an analysis of the Company’s ACL.

	At September 30,
(Dollars in thousands)	2022	2021
Balance at beginning of period	$68,281	$56,188
Impact of CECL Adoption:
Commercial finance	—	12,713
Consumer finance	—	5,998
Warehouse finance	—	(1)
Community banking	—	(5,937)
Total Impact of CECL Adoption	—	12,773
Charge-offs:
Commercial finance	(25,422)	(19,451)
Consumer finance	(4,787)	(3,324)
Tax services	(30,852)	(34,354)
Community banking	—	(144)
Total charge-offs	(61,061)	(57,273)
Recoveries:
Commercial finance	6,334	5,256
Consumer finance	345	320
Tax services	2,762	1,078
Community banking	424	—
Total recoveries	9,865	6,654

Net (charge-offs) recoveries	(51,196)	(50,619)
Provision for credit losses	28,862	49,939
Balance at end of period	$45,947	$68,281

Ratio of net charge-offs during the period to average loans outstanding during the period	1.34%	1.36%
Ratio of net charge-offs during the period to average loans outstanding during the period (excluding tax loans and tax net charge-offs)	0.63%	0.50%
Ratio of net charge offs during the period to nonperforming assets at year end	165.58%	81.86%
Allowance to total loans and leases	1.30%	1.89%
Ratio of allowance to total nonaccrual loans	3.44	1.99
For more information on the Provision for Credit Losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Annual Report on Form 10-K.

The following table presents net loan charge-offs per lending category and the percentage of net charge-offs to average loan and lease balances.

	At and For the Fiscal Year Ended September 30,
	2022			2021
(Dollars in thousands)	Net Loan Charge-offs	Average Outstanding Balance	Percent of Net Charge-offs to Average Loans	Net Loan Charge-offs	Average Outstanding Balance	Percent of Net Charge-offs to Average Loans
Term lending	$9,580	$1,040,003	0.9%	$12,803	$886,678	1.4%
Asset based lending	(416)	358,683	(0.1)%	777	241,195	0.3%
Factoring	9,140	380,544	2.4%	(1,175)	293,468	(0.4)%
Lease financing	(335)	235,475	(0.1)%	2,596	285,402	0.9%
Insurance premium finance	541	444,184	0.1%	(785)	382,382	(0.2)%
SBA/USDA	578	258,039	0.2%	(21)	346,224	—%
Other commercial finance	—	167,657	—%	—	113,986	—%
Commercial finance	19,088	2,884,585	0.7%	14,195	2,549,335	0.6%
Consumer credit products	—	182,447	—%	—	108,060	—%
Other consumer finance	4,442	112,909	3.9%	3,004	140,697	2.1%
Consumer finance	4,442	295,356	1.5%	3,004	248,757	1.2%
Tax services	28,090	179,611	15.6%	33,276	214,835	15.5%
Warehouse finance	—	433,121	—%	—	330,224	—%
Community banking	(424)	34,758	(1.2)%	144	375,258	—%
Total	$51,196	$3,827,431	1.3%	$50,619	$3,718,409	1.4%

The distribution of the Company’s ACL at the dates indicated is summarized as follows:

	At September 30,
	2022		2021
(Dollars in thousands)	Amount	Percent of Loans and Leases in Each Category of Total Loans and Leases	Amount	Percent of Loans and Leases in Each Category of Total Loans and Leases
Term lending	$24,621	30.9%	$29,351	26.6%
Asset based lending	1,050	10.0%	1,726	8.3%
Factoring	6,556	10.5%	3,997	10.1%
Lease financing	5,902	6.0%	7,629	7.4%
Insurance premium finance	1,450	13.5%	1,394	11.9%
SBA/USDA	3,263	10.2%	2,978	6.9%
Other commercial finance	1,310	4.5%	1,168	4.4%
Commercial finance	44,152	85.6%	48,243	75.6%
Consumer credit products	1,400	4.1%	1,242	3.6%
Other consumer finance	63	0.7%	6,112	3.4%
Consumer finance	1,463	4.8%	7,354	7.0%
Tax services	5	0.3%	2	0.3%
Warehouse finance	327	9.3%	420	11.6%
Community banking	—	—%	12,262	5.5%
Total	$45,947	100.0%	$68,281	100.0%

Management closely monitors economic developments and considers these factors when assessing the appropriateness of its ACL. The Company's ACL as a percentage of total loans and leases decreased to 1.30% at September 30, 2022 from 1.89% at September 30, 2021. The decrease in the total loans and leases coverage ratio was primarily driven by the sale of the community bank portfolio, along with a decrease in the coverage ratio for both the commercial and consumer finance portfolios. The decrease in the consumer finance portfolio coverage ratio was attributable to the sale of the student loan portfolio. The Company expects to continue to diligently monitor the ACL and adjust as necessary in future periods to maintain an appropriate and supportable level.

Management believes that, based on a detailed review of the loan and lease portfolio, historic loan and lease losses, current economic conditions, the size of the loan and lease portfolio and other factors, the level of the ACL at September 30, 2022 reflected an appropriate allowance against expected credit losses from the lending portfolio. Although the Company maintains its ACL at a level it considers to be appropriate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan and lease losses will not be required in future periods.

Investment Activities

General
The investment policy of the Company generally is to invest funds among various categories of investments and maturities based upon the Company’s need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings and to fulfill the Company’s asset/liability management policies. The Company’s investment and MBS portfolios are managed in accordance with a written investment policy adopted by the Board of Directors, which is implemented by members of the Company’s Asset/Liability Committee. The Company closely monitors balances in these accounts and maintains a portfolio of highly liquid assets to fund potential deposit outflows or other liquidity needs. To date, the Company has not experienced any significant outflows related to the BaaS business line deposits, though no assurance can be given that this will continue to be the case.

As of September 30, 2022, investment securities and MBS with fair values of approximately $924.2 million and $804.0 million were pledged as collateral for the Bank’s Federal Reserve Bank (“FRB”) advances and Federal Home Loan Bank of Des Moines (“FHLB”) advances, respectively. For additional information regarding the Company’s collateralization of borrowings, see Note 11 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Investments
It is the Company’s general policy to purchase investment securities which are U.S. Government-related securities, U.S. Government-related agency and instrumentality securities, U.S. Government-related agency or instrumentality collateralized securities, state and local government obligations and overnight federal funds.

As of September 30, 2022, the Company had total investment securities, excluding MBS, with an amortized cost of $623.4 million compared to $891.6 million as of September 30, 2021. At September 30, 2022, $491.1 million, or 86%, of the Company’s investment securities were pledged to secure various obligations of the Company. Many of the Company’s municipal holdings are able to be pledged at both the FRB and the FHLB.

The following table sets forth the carrying value of the Company’s investment securities portfolio, excluding MBS, at the dates indicated.

	At September 30,
(Dollars in thousands)	2022	2021
Investment Securities Available for Sale ("AFS")
Corporate securities	$22,187	$25,000
Asset-backed securities	147,790	394,859
SBA securities	97,768	157,209
Obligations of states and political subdivisions	2,344	2,507
Non-bank qualified obligations of states and political subdivisions	263,783	268,295
Subtotal debt securities AFS	533,872	847,870
Common equities and mutual funds(1)	—	12,668
Investment Securities Held to Maturity ("HTM")
Non-bank qualified obligations of states and political subdivisions(2)	39,093	52,944
Subtotal debt securities HTM	39,093	52,944

FRB and FHLB stock	28,812	28,400

Total investment securities and FRB and FHLB stock	$601,777	$929,214

Other Interest-Earning Assets
Interest bearing deposits in other financial institutions and federal funds sold(3)	$295,752	$184,729
(1) Equity securities at fair value are included within other assets on the consolidated statements of financial condition at September 30, 2022 and 2021.
(2) Includes no taxable obligations of states and political subdivisions.
(3) From time to time, the Company maintains balances in excess of insured limits at various financial institutions, including the FHLB, the FRB, and other private institutions. At September 30, 2022, the Company had $9.1 million and $295.8 million in interest bearing deposits held at the FHLB and FRB, respectively. At September 30, 2021, the Company had $8.7 million and $184.7 million in interest bearing deposits held at the FHLB and FRB, respectively.

Debt Securities
The composition and maturities of the Company’s available for sale ("AFS") and held to maturity ("HTM") investment debt securities portfolios at September 30, 2022, excluding equity securities and mutual funds, FHLB stock and MBS, are indicated in the following table. The actual maturity of certain municipal housing related securities is typically less than its stated contractual maturity due to scheduled principal payments and prepayments of the underlying mortgages.

	At September 30, 2022
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
(Dollars in thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Available for Sale
Corporate securities	$—	$—	$22,187	$—	$25,000	$22,187
Asset-backed securities	—	—	—	147,790	160,806	147,790
SBA securities	8	3,602	55,380	38,778	105,238	97,768
Obligations of states and political subdivisions	—	1,954	390	—	2,469	2,344
Non-bank qualified obligations of states and political subdivisions	708	3,838	3,862	255,375	290,754	263,783
Total debt securities AFS	$716	$9,394	$81,819	$441,943	$584,267	$533,872

Weighted average yield(1)	3.38%	4.78%	4.67%	4.75%	3.00%	4.74%

	At September 30, 2022
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
(Dollars in thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Held to Maturity
Non-bank qualified obligations of states and political subdivisions	$—	$—	$—	$39,093	$39,093	$35,902
Total debt securities HTM	$—	$—	$—	$39,093	$39,093	$35,902

Weighted average yield(1)	—%	—%	—%	2.42%	2.42%	4.30%
 (1) Yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

Mortgage-Backed Securities
The Company’s mortgage-backed and related securities portfolio as of September 30, 2022 consisted of securities issued by U.S. Government agencies or instrumentalities, including those of Ginnie Mae, Fannie Mae, Freddie Mac and Farmer Mac, along with private label institutions. The Ginnie Mae, Fannie Mae, Freddie Mac and Farmer Mac certificates are modified pass‑through MBS representing undivided interests in underlying pools of fixed‑rate, or certain types of adjustable-rate, predominantly single-family mortgages issued by these U.S. Government agencies or instrumentalities. At September 30, 2022, the Company had a diverse portfolio of MBS with an amortized cost of $1.58 billion. The fair market value of the MBS at September 30, 2022 was $1.35 billion.

MBS generally increase the quality of the Company’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Company. At September 30, 2022, $495.7 million, or 36.7%, of the Company’s MBS were pledged to secure various obligations of the Company.

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

The following table sets forth the carrying value of the Company’s MBS at the dates indicated.

	At September 30,
(Dollars in thousands)	2022	2021
Available for Sale
Farmer Mac	$78,870	$109,355
Freddie Mac	66,653	53,206
Freddie Mac CML	11,983	14,578
Fannie Mae	121,968	156,605
Ginnie Mae	814,971	683,285
Private Label	254,552	—
Total MBS AFS	$1,348,997	$1,017,029

	At September 30,
(Dollars in thousands)	2022	2021
Held To Maturity
Ginnie Mae	2,589	3,725
Total MBS HTM	$2,589	$3,725

The following tables set forth the contractual maturities of the Company’s MBS, excluding the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments, all of which typically lower the average life of these securities.

	At September 30, 2022
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
(Dollars in thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Available for Sale
Farmer Mac	$—	$—	$65,222	$13,648	$90,045	$78,870
Freddie Mac	—	—	21,746	44,907	77,812	66,653
Freddie Mac CML	—	—	—	11,983	12,450	11,983
Fannie Mae	—	—	5,102	116,866	137,968	121,968
Ginnie Mae	—	—	—	814,971	968,049	814,971
Private Label	—	—	—	254,552	295,128	254,552
Total MBS AFS	$—	$—	$92,070	$1,256,927	$1,581,452	$1,348,997

Weighted average yield	—%	—%	4.50%	4.78%	2.67%	4.76%

	At September 30, 2022
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
(Dollars in thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Held To Maturity
Ginnie Mae	$—	$—	$—	$2,589	$2,589	$2,268
Total MBS HTM	$—	$—	$—	$2,589	$2,589	$2,268

Weighted average yield	—%	—%	—%	2.70%	2.70%	5.87%

At September 30, 2022, the contractual maturity of approximately 93.2% of the Company’s mortgage backed-securities were in excess of ten years. The actual maturity of an MBS is typically less than its stated contractual maturity due to scheduled principal payments and prepayments of the underlying mortgages. Prepayments that are different than anticipated will affect the yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the MBS. In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of MBS, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, borrower credit scores, loan to premises value, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company’s MBS amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. During periods of rising interest rates, these prepayments tend to decelerate as the prevailing market interest rates for mortgage rates increase and prepayment incentives dissipate.

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

Prior to adoption of ASU 2016-13, management identified securities with potential credit impairment that were other-than-temporary. This process involved evaluation of the length of time and extent to which the fair value was less than the amortized cost basis, review of available information regarding the financial position of the issuer, monitoring the rating, watch, and outlook of the security, monitoring changes in value, cash flow projections, and the Company’s intent to sell a security or whether it is more likely than not we would be required to sell the security before the recovery of its amortized cost which, in some cases, extended to maturity. To the extent we determined that a security was deemed to be other-than-temporarily impaired, an impairment loss was recognized. In fiscal 2020, there were no other-than-temporary impairments recorded.

Equity Securities. The Company holds marketable equity securities, which have readily determinable fair values, and include common equity and mutual funds. These securities are recorded at fair value with unrealized gains and losses, due to changes in fair value, reflected in earnings. Interest and dividend income from these securities is recognized in interest income. See Note 3. Securities for additional information on marketable equity securities.

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

Deposits
The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company’s deposits primarily consists of demand deposit accounts, savings accounts, money market savings accounts, and certificate accounts currently ranging in terms from three months to five years, many of which are related to prepaid cards. In addition, the Company may periodically utilize brokered or other wholesale deposits to target strategic maturities related to its seasonal refund advance lending. The refund advance lending season typically lasts six weeks or less and it is generally more efficient to fund these short-term loans by using brokered deposits rather than by selling investment securities. Other sources of wholesale deposits may also be utilized periodically to take advantage of balance sheet funding opportunities.

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

Beginning in fiscal year 2020, the Bank partnered with the U.S. Department of the Treasury’s Bureau of the Fiscal Service (“Fiscal Service”) to disburse Economic Impact Payment (“EIP”) stimulus payments through the distribution of prepaid cards. The Company’s BaaS business line, in collaboration with Fiserv and Visa, is serving in an ongoing role to provide a safe and secure mechanism for individuals, including the underbanked, to receive their stimulus payments. In 2020, the Bank disbursed approximately $6.42 billion of the first round of EIP payments under the Coronavirus Aid, Relief, and Economic Security Act through the distribution of 3.6 million Bank-issued prepaid cards, and in 2021 disbursed approximately $7.10 billion of the second round of EIP payments under the Consolidated Appropriations Act of 2021 through the distribution of 8.1 million Bank-issued prepaid cards.

On March 11, 2021, the U.S. Congress, through the American Rescue Plan Act of 2021, directed the Internal Revenue Service (“IRS”), to distribute a third round of EIP via the U.S. Treasury to persons in the U.S. eligible to receive them. Through this third round, the Bank disbursed approximately $10.64 billion of EIP payments through the distribution of 4.7 million Bank-issued prepaid cards.

Of the 16.5 million prepaid cards issued in conjunction with the three EIP stimulus programs, totaling approximately $24.15 billion, $1.08 billion were outstanding as of September 30, 2022, of which $681.4 million of deposits was on Pathward Financial’s balance sheet with the remainder being held by other banks.

At September 30, 2022, $5.70 billion of the Company’s $5.87 billion deposit portfolio was attributable to the Consumer segment. The majority of these deposits represent funds available to spend on prepaid debit cards and other stored value products, of which $5.63 billion are included with noninterest-bearing checking accounts, $65.9 million are included with savings deposits on the Company’s Consolidated Statements of Financial Condition. The BaaS business line originates debit card programs through outside sales agents and other financial institutions. As such, these deposits carry a somewhat higher degree of concentration risk than traditional consumer products. If a major client or card program were to leave the Bank, deposit outflows could be more significant than if the Bank were to lose a more traditional customer, although it is considered unlikely that all deposits related to a program would leave the Bank without significant advance notification. As such, and as historical results indicate, the Company believes that its deposit portfolio attributable to the Consumer segment is stable. The increase in deposits arising from the BaaS business line has allowed the Bank to reduce its reliance on wholesale deposits, certificates of deposit and public funds, which typically have relatively higher costs.

The Company may hold negative balances associated with cardholder programs in the BaaS business line that are included within noninterest-bearing deposits on the Company's Consolidated Statements of Financial Condition. Negative balances can relate to any of the following payments functions:

–Prefundings: The Company deploys funds to cards prior to receiving cash (typically 2-3 days) where the prefunding balance is netted at a pooled partner level utilizing ASC 210-20.
–Discount fundings: The Company funds cards in alignment to expected breakage values on the card. Consumers may spend more than is estimated. These discounts are netted at a pooled partner level using ASC 210-20. The majority of these discount fundings relate to a small number of partners, and analyzed on an ongoing basis.
–Demand Deposit Account ("DDA") overdrafts: Certain programs offered allow cardholders traditional DDA overdraft protection services whereby cardholders can spend a limited amount in excess of their available card balance. When overdrawn, these accounts are re-classed as loans on the balance sheet within the Consumer Finance category.

The Company meets the Right of Set off criteria in ASC 210-20, Balance Sheet - Offsetting, for all payments negative deposit balances with the exception of DDA overdrafts. The following table summarizes the Company's negative deposit balances within the BaaS business line:

	At September 30,
(Dollars in thousands)	2022	2021
Noninterest-bearing deposits	$5,916,142	$5,492,646
Prefunding	(244,462)	(436,111)
Discount funding	(15,991)	(26,440)
DDA overdrafts	(8,587)	(11,862)
Noninterest-bearing checking, net	$5,647,102	$5,018,233

The following table sets forth the deposit flows at the Company during the periods indicated.

	Fiscal Year Ended September 30,
(Dollars in thousands)	2022	2021
Opening balance	$5,514,971	$4,979,200
Deposits	1,414,581,944	1,041,660,076
Withdrawals	(1,414,230,916)	(1,041,124,905)
Interest credited	38	601
Ending balance	$5,866,037	$5,514,971

Net increase	$351,066	$535,772

Percent increase	6.37%	10.76%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company for the periods indicated.

	At September 30,
	2022		2021
(Dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Transactions and Savings Deposits:
Non-Interest bearing checking	$5,647,102	96.3%	$5,018,233	91.0%
Interest bearing checking(1)	423	—%	254,721	4.6%
Savings deposits	67,158	1.2%	86,356	1.6%
Money market deposits	137,888	2.4%	67,204	1.2%
Wholesale deposits	5,712	—%	55,957	0.9%
Total transactions and savings deposits	5,858,283	99.9%	5,482,471	99.3%

Time Certificates of Deposit:
0.00 - 0.99%	7,311	0.1%	25,604	0.5%
1.00 - 1.99%	344	—%	3,329	0.1%
2.00 - 2.99%	99	—%	3,567	0.1%
Total time certificates of deposit(2)	7,754	0.1%	32,500	0.7%
Total deposits	$5,866,037	100.0%	$5,514,971	100.0%
(1) Of the total balance as of September 30, 2021, $254.3 million were interest-bearing deposits where interest expense was paid by a third party and not by the Company. On October 1, 2021, the Company reclassified the balances related to that program to noninterest bearing checking due to the product moving to noninterest bearing.
(2) As of September 30, 2022, total time certificates of deposit included $0.1 million of wholesale certificates of deposit.

As of September 30, 2022 and 2021, total deposits that exceed FDIC insurance limits, or are otherwise uninsured, were estimated to be $211.4 million and $135.1 million, respectively. Estimated uninsured domestic deposits reflect amounts, disclosed in U.S. regulatory reports of the Bank, with adjustments for amounts related to consolidated subsidiaries.

The following table presents contractual maturities of estimated time deposits in excess of FDIC insurance limits or are otherwise uninsured.

	Maturity
(Dollars in thousands)	3 Months or Less	After 3 to 6 Months	After 6 to 12 Months	After 12 Months	Total
Certificates of deposit	$940	$727	$880	$613	$3,160

The following table shows rate and maturity information for the Company’s certificates of deposit at September 30, 2022.

(Dollars in thousands)	0.00 - 0.99%	1.00 - 1.99%	2.00 - 2.99%	Total	Percent of Total
Certificate accounts maturing in quarter ending:
December 31, 2022	$1,992	$344	$99	$2,435	31.4%
March 31, 2023	1,227	—	—	1,227	15.8%
June 30, 2023	1,721	—	—	1,721	22.2%
September 30, 2023	564	—	—	564	7.3%
December 31, 2023	762	—	—	762	9.8%
March 31, 2024	1,045	—	—	1,045	13.5%
Total	$7,311	$344	$99	$7,754	100.0%

Percent of total	94.3%	4.4%	1.3%	100.0%

The following table indicates the amount of the Company’s certificates of deposit and other deposits by time remaining until maturity as of September 30, 2022.

	Maturity
(Dollars in thousands)	3 Months or Less	After 3 to 6 Months	After 6 to 12 Months	After 12 Months	Total
Certificates of deposit less than $250,000	$745	$—	$406	$445	$1,596
Certificates of deposit of $250,000 or more	1,690	1,227	1,880	1,362	6,158
Total certificates of deposit	$2,435	$1,227	$2,285	$1,807	$7,754

At September 30, 2022, there were no deposits from governmental or other public entities included in certificates of deposit.

Custodial Off-Balance Sheet Deposits. The Bank utilizes a custodial deposit transference structure for certain prepaid and deposit programs whereby the Bank, acting as custodian of cardholder funds, places a portion of such cardholder funds that are not needed to support near term settlement at one or more third-party banks insured by the FDIC (each, a “Program Bank”). Accounts opened at Program Banks are established in the Bank’s name as custodian, for the benefit of the Bank’s cardholders. The Bank remains the issuer of all cards and holder of all accounts under the applicable cardholder agreements and has sole custodial control and transaction authority over the accounts opened at Program Banks.

The Bank maintains the records of each cardholder’s deposits maintained at Program Banks. Program Banks undergo robust due diligence prior to becoming a Program Bank and are also subject to continuous monitoring.

In return for record keeping services at Program Banks, the Bank receives a servicing fee (“Servicing Fee”). For the fiscal year ended September 30, 2022, the Company recognized $6.4 million in servicing fee income. In prior periods, the Servicing Fee was not significant. The Servicing Fee has been typically reflective of the EFFR upon a renegotiation of the contracts with Program Banks.

Borrowings
Although deposits are the Company’s primary source of funds, the Company’s practice has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread, or when the Company desires additional capacity to fund loan demand. Borrowings from various sources mature based on stated payment schedules.

The Company’s borrowings have historically consisted primarily of advances from the FHLB upon the security of a blanket collateral agreement of a percentage of unencumbered loans and the pledge of specific investment securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At September 30, 2022, the Bank had no overnight borrowings or term advances, but did have the ability to borrow up to an approximate additional $693.0 million from the FHLB.

On May 15, 2022, the Company retired the outstanding $75.0 million subordinated debt, which was due August 15, 2026.

On September 26, 2022, the Company announced the completion of a private placement of $20 million of its 6.625% Fixed-to-Floating Rate Subordinated Notes due 2032 to certain qualified institutional buyers and accredited investors. The Notes are intended to qualify as Tier 2 capital for regulatory capital purposes. The Notes were issued under an indenture with UMB Bank, N.A., as trustee. At September 30, 2022, $20.0 million in aggregate principal amount in subordinated debentures were outstanding.

On July 16, 2001, the Company issued all of the 10,310 authorized shares of Company Obligated Mandatorily Redeemable Preferred Securities of First Midwest Financial Capital Trust I (preferred securities of subsidiary trust) holding solely trust preferred securities. Distributions are paid semiannually. Cumulative cash distributions are calculated at a variable rate LIBOR plus 3.75%, not to exceed 12.5%. The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond July 25, 2031. At the end of any deferral period, all accumulated and unpaid distributions must be paid. The capital securities are required to be redeemed on July 25, 2031; however, the Company has a semiannual option to shorten the maturity date. The option has not been exercised as of the date of this filing. The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption. Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of payment to all of the Company’s indebtedness and senior to the Company’s common stock. The trust preferred securities have been includable in the Company’s capital since they were issued. The preferential capital treatment of the Company’s trust preferred securities was grandfathered under the Dodd-Frank Act and is consistent with federal community bank capital rules. The outstanding balance of the trust preferred securities at September 30, 2022 was $13.7 million.

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

The Company previously offered retail repurchase agreements to its customers. These agreements typically ranged from 14 days to five years in term, and typically were offered in minimum amounts of $100,000. The proceeds of these transactions were used to meet cash flow needs of the Company. At September 30, 2022, the Company had no retail repurchase agreements outstanding.

The following table sets forth the maximum month-end balance and average balance of FHLB advances, retail and reverse repurchase agreements, trust preferred securities, subordinated debentures, and overnight fed funds purchased for the periods indicated.

	Fiscal Year Ended September 30,
(Dollars in thousands)	2022	2021
Maximum Balance:
Trust preferred securities	$13,661	$13,661
Subordinated debentures	20,000	73,980
Overnight fed funds purchased	582,000	—
Other borrowings	4,994	10,250

Average Balance:
Trust preferred securities	$13,661	$13,661
Subordinated debentures	46,441	73,886
Overnight fed funds purchased	32,414	5
Other borrowings	3,829	7,888

The following table sets forth certain information as to the Company’s FHLB advances, retail and reverse repurchase agreements, trust preferred securities, subordinated debentures, and overnight fed funds purchased.

	At .September 30,
(Dollars in thousands)	2022	2021
Trust preferred securities	$13,661	$13,661
Subordinated debentures	20,000	73,980
Other borrowings	2,367	5,193
Total borrowings	$36,028	$92,834

Weighted average interest rate of trust preferred securities	7.68%	3.72%
Weighted average interest rate of subordinated debentures	6.63%	5.75%

Payment, Issuing, and Tax Solutions

The Company's core capabilities of payment, issuing, and tax solutions focus on innovation in the finserv and fintech industries by providing solid banking infrastructure, proven tech resource partners, and high-energy collaboration that enables its partners to deliver banking programs that meet their customers' demands. The BaaS business line offers a complement of payments related products and services that are marketed to consumers and businesses nationwide through financial institutions and other commercial entities. Other solutions facilitate the movement of funds between an entity and the audience they serve, typically a consumer. Overall, the products and services offered by the Company are generally designed to facilitate the processing and settlement of authorized electronic transactions involving the movement of funds.

While the Company has adopted policies and procedures to manage and monitor risks, and the executives who manage the Company’s program have years of experience, no guarantee can be made that the Company will not experience losses in the BaaS business line. The Company has signed agreements with terms extending through the next few years with several of its largest sales agents/program managers, which the Company expects will help mitigate this risk.

Each core capability is discussed generally below with examples to illustrate use cases. The Company cross-utilizes personnel and resources across these capabilities.

Payment Solutions
Acquiring Sponsorship. Payment solutions include the acceptance, processing and settlement of credit card and debit card payments by an acquiring bank on behalf of merchants. Pathward acts as an acquiring bank to sponsor acquiring activity on behalf of merchant clients by leveraging partnerships with partners who act as merchant processors, third-party service providers, ISOs, and/or payment facilitators to identify, onboard and support merchant clients.

Money Movement Solutions. In today’s market, consumers want to move their money fast, with more visibility and control of their own financial transactions. Pathward provides the financing operations for Automated Clearing House ("ACH") transactions, disburse to debit (through Visa Direct or Mastercard Send), wire or check processing which enable the faster, almost instantaneous movement of funds from sender to receiver.

Technology has accelerated the growth and speed of transactional payments for corporate and financial organizations. Prompt movement of money creates efficiency, speed and a robust marketplace for consumers, B2B and business-to-consumer ("B2C") companies.

Pathward is a Nacha Top 50 bank for receiving and originating payments. As of September 2022, Pathward typically processes a combined $2.5 billion per day in ACH and wire services, which supports that Pathward has earned the confidence of its partners by providing safe and efficient movement of money, unprecedented service, and operational success.

ATM Sponsorship. The Company sponsors ATM independent sales organizations (“ISOs”) into various networks and provides associated sponsorships of encryption support organizations and third-party processors in support of the financial institutions and the ATM ISO sponsorships. Sponsorship consists of the review and oversight of entities participating in debit and credit networks. In certain instances, Pathward also has certain leasehold interests in certain ATMs which require bank ownership and registration for compliance with applicable state law.

Pathward currently provides financial processing services for approximately 65% of freestanding ATMs nationwide providing consumers with access to funds at ATMs frequently found in malls, retail chains, convenience stores, events, fairs and other small business locations across the U.S.

Issuing Solutions
Prepaid Cards. Similar to traditional debit cards, prepaid cards are embedded with a magnetic stripe, which encodes relevant card data (which may or may not include information about the user and/or purchaser of such card), or an EMV chip, which is equipped with a microprocessor chip and the technology used to authenticate chip card transactions. When the holder of such a card attempts a permitted transaction, necessary information, including the authorization for such transaction, is shared between the “point of use” or “point of sale” and authorization systems maintaining the account of record. Most recently, “virtual” prepaid cards have become popular in the industry. Virtual prepaid cards are used in both the consumer space, for example as a gift card, and in the commercial arena to facilitate accounts payable and vendor payments.

The funds associated with such cards are typically held in pooled accounts at the Bank representing the aggregate value of all cards issued in connection with particular products or programs. Although the funds are held in pooled accounts, the account of record indicates the funds held by each individual card. The cards may work in a closed loop (e.g., the card will only work at one particular merchant and will not work anywhere else), a "Restricted Access Network" (e.g., the card will only work at a specific set of merchants such as a shopping mall), or in an open loop by way of a Visa or MasterCard or Discover branded debit card that will work wherever such cards are accepted for payment. Most of the Company's prepaid cards are open loop. Pathward is one of the leading prepaid card issuers in the United States.

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

Business or Commercial Use. Prepaid cards are also frequently used by businesses for travel and entertainment, accounts payable and business-to-business ("B2B") settlement products. For example, virtual prepaid cards are used to facilitate one-time payments between a company and its vendors for monthly settlement. Travel and entertainment cards, alternatively, are reloadable by the company for use by its employees to travel for business.

Consumer Banking Solutions. Partners looking to offer financial services in an ecosystem typically employ a demand deposit account ("DDA"), savings account or debit card, or combination thereof. Pathward facilitates their ability to establish a direct deposit relationship with consumers, complete with online acceptance and digital funds transfer, as well as options such as overdraft protection in times of income shortfalls and the overall benefit of improved money management.

Tax Solutions
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

The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (“Regulatory Relief Act”)
Enacted in 2018, the Regulatory Relief Act includes several provisions that positively affect smaller banking institutions (e.g., those with less than $10 billion in assets) like the Bank. Specific provisions of the Regulatory Relief Act that benefit smaller banks include modifications to the “qualified mortgage” criteria under the “ability to repay” rules for certain mortgages that are held and maintained on the Bank’s retained portfolio as well as relief from certain capital requirements required by an international banking capital framework with the creation of a “community bank leverage ratio.” See “Recent Developments Related to Capital Rules” and “Brokered Deposits.”

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

In general, the Bank’s legal lending limit totals 15 percent of its capital and surplus plus an additional 10 percent of capital and surplus if the amount that exceeds the 15 percent general limit is fully secured by readily marketable collateral (together, referred to as the “combined general limit”). At September 30, 2022, the Bank was in compliance with the combined general limit.

The OCC announced on October 6, 2022 that its supervisory strategies for 2023 will focus on: (a) strategic and operational planning; (b) credit risk management and allowance for credit losses; (c) operational resilience; (d) oversight of third parties and related concentrations; (e) Bank Secrecy Act/anti-money laundering and Office of Foreign Assets Control/sanctions programs compliance management; (f) interest rate risk and liquidity risk management; (g) consumer compliance and fair lending risk; (h) Community Reinvestment Act performance; (i) new products and services, including those related to payments and fintech/digital assets; and (j) climate-related financial risk management.

The OCC’s 2023 supervisory plan provides the foundation for policy initiatives and for supervisory strategies as applied to national banks as well as their technology service providers. OCC staff members use the supervisory plan to guide their supervisory priorities, planning, and resource allocations. The OCC typically provides periodic updates about supervisory priorities through the Semiannual Risk Perspective process in the fall and spring of each year.

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

The FDIC imposes an assessment against all depository institutions for deposit insurance quarterly. FDIC assessment rates range from 3 to 30 basis points annually and take into account an institution’s composite CAMELS rating and other factors. Notably, the FDIC has the authority to increase an institution’s deposit insurance premium if it determines that an insured depository institution significantly relies upon brokered deposits. As of September 30, 2022, 2021 and 2020, the Bank’s deposit insurance assessment rate was 5 basis points, 5 basis points, and 14 basis points, respectively. The Bank’s deposit insurance premium expense totaled $3.1 million for 2022, $6.2 million for 2021, and $8.4 million for 2020. A significant increase in DIF insurance premiums would have an adverse effect on the operating expenses and results of operations of the Bank.

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

Brokered Deposits
The FDIC limits the ability to accept brokered deposits to those insured depository institutions that are well capitalized. Institutions that are less than well capitalized cannot accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver by the FDIC. The FDIC has defined the “national rate” for all interest-bearing deposits held by less-than-well-capitalized institutions as “a simple average of rates paid by all insured depository institutions and branches for which data are available” and has stated that its presumption is that this national rate is the prevailing rate in any market. As such, institutions that are less than well capitalized that are permitted to accept, renew or rollover brokered deposits via FDIC waiver generally may not pay an interest rate in excess of the national rate plus 75 basis points on such brokered deposits. As of September 30, 2022, the Bank categorized $83.8 million, or 1% of its deposit liabilities, as brokered deposits.

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

Section 29 provides, in particular, that a person with an exclusive deposit placement arrangement with one insured depository institution will not be considered a deposit broker because it is not in the business of placing deposits or facilitating the placement of deposits.

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

Anti-Money Laundering (“AML”) Laws and Regulations
AML and financial transparency laws and regulations, including the Bank Secrecy Act and the USA PATRIOT Act of 2001, impose strict standards for gathering and verifying customer information in order to ensure funds or other assets are not being placed in U.S. financial institutions to facilitate terrorist financing and laundering of funds. Applicable laws require financial institutions to have AML programs in place and require the federal banking agencies to consider a holding company’s effectiveness in combating money laundering when ruling on certain merger or acquisition applications. In addition, failure to comply with these requirements could lead to significant fines and penalties or the imposition of corrective orders.

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

Privacy and Cybersecurity
The Bank is required by federal statutes and regulations to disclose its privacy policies to its customers. The Bank is also required to appropriately safeguard its customers’ personal information.

On November 18, 2021, the federal banking agencies issued a final rule to improve the sharing of information about cyber incidents. The final rule requires a banking organization to notify its primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after the banking organization determines that a cyber incident has occurred. Notification is required for incidents that have materially affected—or are reasonably likely to materially affect—the viability of a banking organization's operations, its ability to deliver banking products and services, or the stability of the financial sector. The final rule also requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours. This rule became effective May 1, 2022.

In addition, certain state laws could potentially impact the Bank’s operations, including those related to applicable notification requirements when computer-security incident or unauthorized access to customers’ nonpublic personal information has occurred.

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

On July 19, 2021, the OCC, Federal Reserve, and FDIC issued an interagency notice seeking comment on proposed risk management guidance of third-party relationships, including third party lending relationships. The proposed interagency guidance is based on the OCC’s existing third-party risk management guidance from 2013 and seeks to, among other things, promote consistency in third-party risk management and provide sound risk management guidance for third-party relationships commensurate with a bank’s risk profile and complexity as well as the criticality of the activity. The public comment period ended on October 18, 2021. When finalized, the proposed interagency guidance will replace each agency’s existing guidance on this topic and will be directed to all banking organizations supervised by the OCC, Federal Reserve, and FDIC. The Company continues to monitor developments related to the proposed guidance to determinate what affect, if any, it will have on the Bank and its third-party relationships.

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

Assessments
The Dodd-Frank Act provides that, in establishing the amount of an assessment, the Comptroller of the Currency may consider the nature and scope of the activities of the entity, the amount and type of assets it holds, the financial and managerial condition of the entity and any other factor that is appropriate. The assessments are paid to the OCC on a semi-annual basis. During the fiscal year ended September 30, 2022, the Bank paid assessments (standard assessments) of $944,848 to the OCC.

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

The Capital Rules prescribe a standardized approach for risk weightings for a large and risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures, and resulting in high-risk weights for a variety of asset classes. As of September 30, 2022, the Bank exceeded all of its regulatory capital requirements and was designated as “well capitalized” under federal guidelines.

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

The Bank paid cash dividends in the amount of $229.2 million to the Company during fiscal 2022, to be used to fund share repurchases under the common stock share repurchase programs that were authorized by the Company's Board of Directors. The program authorized the Company to repurchase up to 7,500,000 shares of the Company's outstanding common stock through December 31, 2022. On September 3, 2021, the Company's Board of Directors authorized a new stock repurchase program pursuant to which the Company may repurchase up to an additional 6,000,000 shares of the Company's outstanding common stock on or before September 30, 2024. As part of its capital planning, the Company will continue to regularly assess its needs for dividends from the Bank in order to fund future share repurchases and dividends to the Company's stockholders as needed.

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

As a member of the FHLB system, the Bank is required to purchase and maintain activity-based capital stock in the FHLB in the amount specified by the applicable FHLB's capital plan. At September 30, 2022, the Bank had in the aggregate $9.1 million in FHLB stock, which was in compliance with the FHLB of Des Moines' requirement. For the fiscal year ended September 30, 2022, dividends paid by the FHLB to the Bank totaled $0.3 million.

Other Regulation
The Bank is also subject to a variety of other regulations with respect to its business operations including, but not limited to, the Truth in Lending Act, the Truth in Savings Act, the Consumer Leasing Act, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Military Lending Act, the Servicemembers’ Civil Relief Act, the Fair Housing Act, the Fair Debt Collection Practices Act, the Telephone Consumer Protection Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, and the Fair Credit Reporting Act.

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

Federal and State Taxation

Pathward Financial and its subsidiaries file a consolidated federal income tax return and various consolidated state income tax returns. Additionally, Pathward Financial or its subsidiaries file separate company income tax returns in states where required. All returns are filed on a fiscal year basis using the accrual method of accounting. The Company monitors relevant tax authorities and changes its estimate of accrued income tax due to changes in income or franchise tax laws and their interpretation by the courts and regulatory authorities.

Competition

The Company operates in competitive markets for each of the different financial sectors in which it engages in business: payments, commercial finance, tax services and consumer lending. Competitors include a wide range of regional and national banks and financial services companies located both in the Company's market areas and across the nation.

The Company’s BaaS business line serves customers nationally and also faces strong competition from large commercial banks and specialty providers of electronic payments processing and servicing, including prepaid, debit and credit card issuers, ACH processors and ATM network sponsors. Many of these national players are aggressive competitors, leveraging relationships and economies of scale.

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

Human Capital Resources

Our mission of Financial Inclusion for All® is foundational to our ability to attract and retain top talent who desire to have impact working with innovators to enable financial availability, choice, and opportunity for consumers and businesses in underserved niche markets. Our people are our number one asset and the source of our ability to deliver on our mission. We empower them by providing opportunities to grow and develop in their careers, supported by strong compensation, benefits, and health and well-being programs. We live our mission and provide a diverse, inclusive, safe, and healthy workplace for all.

Demographics
The following table describes the composition of our workforce as of September 30, 2022:

Employee Type	9/30/2021	9/30/2022	Change
Full-time	1,121	1,139	1.6%
All Other Types	13	15	15.4%
Total Employees	1,134	1,154	1.8%

Women	56%
Minorities	19%

Diversity, Equity and Inclusion ("DEI")
We place immense value on the diversity of our employees, and we are proud of our commitment to treating our employees with dignity and respect through an inclusive work environment. We believe that diversity of backgrounds, thoughts and experiences in our organization leads to more innovative solutions for our customers and partners as we seek to understand the unique needs in the niche markets that we serve. All employees are expected to contribute to a culture of mutual respect and inclusion, and we promote a workplace culture that is free from discrimination, harassment, or any other form of abuse.

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

Talent Acquisition
A core tenet of our talent system is to both develop talent from within and enrich our talent pool with external hires to support a continuous improvement mindset. We have evolved our “Talent Anywhere” recruitment strategy to source candidates in anchor geographic hubs with flexibility to hire “anywhere” domestically. This allows us to expand our talent pool to acquire the best talent available while encouraging the ability for interactivity in our hub locations to build connections and community. This reimagined recruiting strategy allows us to expand our reach beyond local candidates as a remote-enabled employer of choice. As part of our DEI strategy, we train our internal recruiters on how to mitigate unconscious bias in the hiring process and how to assemble diverse candidate slates for open positions.

Talent Assessment and Development
Assessing talent and leadership development are also critical areas to our talent pipeline strategy. We have continued to mature our enterprise talent management framework. This framework is used throughout the company to better equip Pathward to have clear line of sight on their teams’ strengths and opportunities, by identifying capabilities needed to achieve our strategy and creating action plans to close gaps. This ensures our internal talent supply keeps pace with demand, that we invest in our workforce with intention, have our highest performing, highest potential employees applied to our most critical work, and are preparing today’s talent for tomorrow’s needs.

Our performance management program is an interactive practice that engages our employees beginning with aligning objectives at the enterprise level to drive individual goal setting and quarterly conversations designed to review progress and accomplishments and calibrate on focus areas for the upcoming quarter, driving progress against objectives, alignment, and performance feedback throughout the year. We offer a variety of support to help team members and managers establish and meet personalized development goals, take on new roles and become better leaders.

Employee Engagement
We recognize that team members who are involved in, enthusiastic about and committed to their work and workplace contribute meaningfully to the success of the company. As a normal course of business, we complete enterprise-wide engagement surveys. The results of the survey are reviewed with the executive management team and are used to prioritize employee programs, initiatives, and communications.

Total Rewards
As part of our total rewards strategy, we aspire to offer and maintain market competitive total rewards programs for our employees and that attracts and retain superior talent. In addition to healthy base wages, we offer other variable pay including an annual bonus or commission plan. We offer a 401(k) plan with a highly competitive company match. Our healthcare, insurance benefits, health savings and flexible spending accounts are equally competitive with a low-cost share for the employee. We understand how important it is that our employees have time away from work. To allow employees time to recharge, we offer paid time off, family leave, family care resources, flexible work schedules, adoption assistance, employee assistance programs, and other rest and family related benefits. We want our employees to be healthy and be able to bring their whole selves to the workplace.

Health and Safety
The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety, and wellness of our employees. In 2021, we became a fully remote-enabled employer and instituted a work-from-home program allowing hybrid access to our offices while imposing safety protocols. We purchased laptops and related hardware for home-based employees who previously worked on desktop computers; we also provided employees with a stipend to enhance their at-home work experience. Our employees and their families were also supported with access to a variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health. We follow local, state and federal regulations issued by the Occupational Safety and Health Administration and are prepared to implement any applicable workplace requirements.

Available Information

The Company’s website address is www.pathwardfinancial.com. The Company makes available, through a link with the SEC’s EDGAR database, free of charge, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and statements of ownership on Forms 3, 4, and 5. Investors are encouraged to access these reports and other information about our business on our website. The information found on the Company’s website is not incorporated by reference in this or any other report the Company files or furnishes to the SEC. The Company also will provide copies of its Annual Report on Form 10-K, free of charge, upon written request to Justin Schempp, VP of Investor Relations and Financial Reporting, at the Company’s address. Also posted on the Company's website, among other things, are the Environmental, Social and Governance Report, the charters of committees of the Board of Directors, as well as the Company's Code of Business Conduct.

Item 1A. Risk Factors.

We are subject to various risks, including those described below that, individually or in the aggregate, could cause our actual results to differ materially from expected or historical results. Our business could be harmed, perhaps materially, by any of these risks, as well as other risks that we have not identified, whether due to such risks not presently being known to us, because we do not currently believe such risks to be material, or otherwise. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. Moreover, the impact of the COVID-19 pandemic and recent geopolitical turmoil may also have the effect of heightening many of the risks and uncertainties described in the risks discussed below. The risks discussed below also include forward-looking statements, and actual results and events may differ substantially from those discussed or highlighted in these forward-looking statements. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including the Company’s financial statements and related notes. Before making an investment decision with respect to any of our securities, you should carefully consider the following risks and uncertainties described below and elsewhere in this Annual Report on Form 10-K. See “Forward-Looking Statements.”

Risks Related to Our Industry and Business

Our framework for managing risk, including our underwriting practices, may not prevent future losses.

We have established processes and procedures intended to identify, measure, monitor, report, and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk, and reputational risk, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies, as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. For example, if our underwriting practices or criteria fail to adequately identify, price, and mitigate credit risks, such as risks related to continued economic disruption and the risk in our refund advance loan portfolio that the IRS or the relevant state revenue department does not pay our customer's tax refund in full or the risk that any of our EROs will facilitate or engage in malfeasance or offer the Bank's products and services in a manner that does not comply with applicable law or contractual representations, warranties and covenants, it is possible that losses in our loan portfolio will exceed the amounts the Bank has set aside for loss reserves and result in reduced interest income and increased provision for loan losses, which could have an adverse effect on our financial condition and results of operations. Any resulting deterioration in our loan portfolio could also cause a decrease in our capital, which would make it more difficult to maintain regulatory capital compliance. Further, risk mitigation techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the specific circumstances and timing of such outcomes, which may result in the Bank or any of its divisions incurring unexpected losses.

We are subject to credit risk in connection with our lending and leasing activities, and our financial condition and results of operations may be negatively impacted by factors that adversely affect our borrowers.

We, through the Bank and its divisions, originate various types of loans and leases, and our financial condition and results of operations are affected by the ability of borrowers to repay their loans or leases in a timely manner. Borrowers may be unable to repay their loans due to various factors, some of which are outside of their control. Similarly, borrowers under our commercial loans and related financing products (typically, small- to medium-sized businesses) may be more susceptible to even mild or moderate economic declines than larger commercial borrowers, which may subject the Bank and, ultimately, us, to a higher risk of loan loss. Many borrowers have been negatively impacted by the COVID-19 pandemic, its economic consequences, and other recent events that have caused market and economic volatility, and may continue to be similarly or more severely affected in the future. The risk of non-payment by borrowers is assessed through our underwriting processes and other risk management practices, which may not be able to fully identify, price and mitigate such risk. See "Our framework for managing risk, including our underwriting practices, may not prevent future losses." Despite those efforts, we do and will experience loan and lease losses, and our financial condition and results of operations will be adversely affected by those loan and lease losses.

If our actual loan and lease losses exceed our allowance for credit losses, our net income will decrease.

We make various assumptions and subjective judgments about the collectability of our loan and lease portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of our loans and leases, which are subject to change. Despite our underwriting and monitoring practices, our loan and lease customers may not repay their loans and leases according to their terms, and the collateral securing the payment of these loans and leases may be insufficient to pay any remaining loan and lease balance. We may experience significant loan and lease losses due to nonpayment by our borrowers, which could have a material adverse effect on our overall financial condition and results of operation, as well as the value of our common stock. Because we must use assumptions to establish our allowance for credit losses, the current allowance for credit losses may not be sufficient to cover actual loan and lease losses, and increases in the allowance, which may be significant, may be necessary. In addition, federal and state regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize loan charge-offs. Our allowance for credit losses has been negatively impacted by the economic consequences of the COVID-19 pandemic and other recent events that have affected the economy, and a worsening or prolonged continuation of such unfavorable economic conditions could further impact our allowance. Material additions to our allowance would materially decrease our net income. We cannot provide any assurance that our monitoring procedures and policies will reduce certain lending risks or that our allowance for credit losses will be adequate to cover actual losses.

The earnings of financial services companies, like us, are significantly affected by general business, political and economic conditions.

Our operations and profitability, including the value of the portfolio of investment securities we hold and the value of collateral securing certain of our loans, are impacted by general business, political and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, commodity pricing, money supply and monetary policy, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, the strength of the United States economy, and uncertainty in financial markets globally, all of which are beyond our control. A deterioration in business, political or economic conditions, including those arising from pandemics such as COVID-19, geopolitical turmoil and war, government shutdowns or defaults, or increases in unemployment, could result in an increase in loan delinquencies and nonperforming assets, decreases in loan collateral values, and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our financial condition and results of operations. See also “The ongoing COVID-19 pandemic and resulting adverse economic conditions have adversely impacted, and could continue to adversely impact, our business and results.”

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

The electronic payments industry, including the prepaid financial services segment within that industry in which the BaaS business line operates, depends heavily upon the overall level of consumer spending, which may decrease if economic or political conditions in the United States further deteriorate and result in a reduction of the number of our prepaid accounts that are purchased or reloaded, the number of transactions involving our cards and the use of our reloadable card products and related services. A sustained reduction in the use of our products and related services, either as a result of a general reduction in consumer spending or as a result of a disproportionate reduction in the use of card-based payment systems, would materially harm our business, results of operations and financial condition.

The ongoing COVID-19 pandemic and resulting adverse economic conditions have adversely impacted, and could continue to adversely impact, our business and results.

Our business is dependent on the willingness and ability of our customers to conduct banking and other financial transactions. The ongoing COVID-19 global and national health emergency caused significant disruption in the United States and international economies and financial markets and continues to cause illness, quarantines, reduced attendance at events and reduced travel, reduced commercial and financial activity, and overall economic and financial market instability.

While the level of disruption caused by, and the economic impact of, COVID-19 has lessened in 2022, there is no assurance that the pandemic will not worsen again, included as a result of the emergence of new strains of the virus. Any worsening of the pandemic and its effects on the economy could further impact our business, our provision and allowance for credit losses, and the value of certain assets that we carry on our balance sheet such as goodwill. Our customers, business partners, and third-party providers, including those who perform critical services for our business, may also be adversely affected.

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

The risk of not being able to realize, or of subsequently incurring a recapture of, the tax credits and other tax benefits depends on various factors, some of which are outside of our control, including changes in the applicable tax code, as well as the continued economic viability of the project and project operator. Further, while we engage in due diligence review both prior to the initial investment and on an ongoing basis, our due diligence review may not identify relevant issues or risks that may adversely impact our ability to realize these tax credits or other tax benefits. The possible inability to realize these tax credits and other tax benefits would have a negative impact on our financial results.

Through our Commercial Finance business line, we engage in equipment leasing activities; the residual value of leased equipment at the time of its disposition may be less than forecasted at the time we entered into the lease.

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

Our earnings depend substantially on our interest rate spread, which is the difference between (i) the rates we earn on loans, securities, and other earning assets, and (ii) the interest rates we pay on deposits and other borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. As market interest rates rise, we experience competitive pressures to increase the rates we pay on deposits, which may decrease our net interest income. Conversely, if interest rates fall, yields on loans and investments may fall. In addition, certain of our noninterest income and noninterest expenses are subject to adverse effect in a rising interest rate environment. The Bank monitors its interest rate risk exposure; however, the Bank can provide no assurance that its efforts will appropriately protect the Bank in the future from interest rate risk exposure. For additional information, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."
We operate in an extremely competitive market, and our business will suffer if we are unable to compete effectively.

We encounter significant competition in all of our market areas and national business lines from other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial intermediaries, including but not limited to fintech or neobank financial intermediaries. Some of our and the Bank's competitors have substantially greater resources and lending limits, may be subject to less regulation than we are, and may offer services that we do not or cannot provide. Our profitability depends upon both our ability to compete successfully in our market areas and the Bank's and the divisions' ability to compete in their various business markets.

For example, the Commercial Finance business line competes for loans, leases, and other financial services with numerous national and regional banks, thrifts, credit unions, and other financial institutions, as well as other entities that provide financial services, including specialty lenders, securities firms, and mutual funds. Certain larger commercial financing companies do not currently focus their marketing efforts on smaller commercial companies; however, any shift in focus by such larger financing companies may further fragment existing market share in this commercial finance industry. Moreover, some of the financial institutions and financial service organizations with which the Commercial Finance business line competes are not subject to the same degree of regulation as the Commercial Finance business line and the Bank. Many of the Commercial Finance business line's competitors have been in business for many years, have established customer bases, are larger and may offer other services that neither the Commercial Finance business line nor the Bank do.

Several banking institutions have adopted business strategies similar to ours, particularly with respect to the Banking-as-a-Service business. This competition, and competition in any of the Bank's other divisions, may increase our costs, reduce our revenues or revenue growth, or make it difficult for us to compete effectively in obtaining additional customer relationships.

Our business could suffer if there is a decline in the use of prepaid cards or there are adverse developments with respect to the prepaid financial services industry in general.

As the prepaid financial services industry evolves, consumers may find prepaid financial services to be less attractive than other financial services. Consumers might not use prepaid financial services for any number of reasons. For example, negative publicity surrounding us or other prepaid financial service providers could impact Payments' business and prospects for growth to the extent it adversely impacts the perception of prepaid financial services. If consumers do not continue or increase their usage of prepaid cards, Payments' operating revenues may remain at current levels or decline. Growth of prepaid financial services as an electronic payment mechanism may not occur or may occur more slowly than estimated. If there is a shift in the mix of payment forms used by consumers (i.e., cash, credit cards, traditional debit cards and prepaid cards) away from products and services offered by Payments, such a shift could have a material adverse effect on our financial condition and results of operations.

We are dependent upon relationships with various third parties with respect to our operations, and our ability to maintain such relationships and the ability of such third parties to perform in accordance with the applicable agreements, could adversely affect our business.
The Bank has entered into numerous arrangements with third parties with respect to the operations of its business, as described in Part I, Item 1 "Business." Upon the expiration of the then-current term, any such agreements may not be renewed by the third party or may be renewed on terms less favorable to the Bank. In some cases, such agreements may permit the third party to unilaterally prescribe certain business practices and procedures with respect to the Bank and its divisions (as is the case under agreements between Payments and Discover, MasterCard, Visa and other card networks) or terminate the agreement early under certain circumstances (as is the case under our program management agreement with EFS with respect to certain H&R Block financial services if the Bank should lose its exemption from the “Durbin Amendment”). To the extent any agreement with a service provider is terminated, we may not be able to secure alternate service providers, and, even if we do, the terms with alternate providers may not be as favorable as those currently in place. In addition, were we to lose any of our significant third-party providers, including in our refund advance related business in which we have a limited number of partners, it could cause a material disruption in our ability to service our customers, which also could have an adverse material impact on the Bank, its divisions and, ultimately, us. Moreover, significant disruptions in our ability to provide services could negatively affect the perception of our business, which could result in a loss of confidence and other adverse effects on our business.

In addition, if any of our counterparties is unable to or otherwise does not fulfill (or does not timely fulfill) its obligations to us for any reason (including, but not limited to, bankruptcy, computer or other technological interruptions or failures, personnel loss, negative regulatory actions, or acts of God) or engages in fraud or other misconduct during the course of such relationship, we may need to seek alternative third-party service providers, or discontinue certain products or programs in their entirety. We have experienced, and expect to continue to experience, situations where we have been held directly or indirectly responsible, or were otherwise subject to liability, for the inability of our third party service providers to perform services for our customers on a timely basis or at all or for actions of third parties undertaken on behalf of the Bank or otherwise in connection with the Bank's arrangement with such third parties. Any such responsibility or liability in the future may have a material adverse effect on our business, including the operations of the Bank and its divisions, and financial results.

In any event, our agreements with third parties could come under scrutiny by our regulators, and our regulators could raise an issue with, or object to, any term or provision in such an agreement or any action taken by such third party vis-à-vis the Bank's operations or customers, resulting in a material adverse effect to us including, but not limited to, the imposition of fines and/or penalties and the material restructuring or termination of such agreement. Moreover, if our regulators examine our third-party service providers and find questionable or illegal acts or practices, our regulators could require us to restructure or terminate our agreements with such providers.

Additionally, although our network of tax preparation partners is expansive, it is possible that our EROs may choose to offer tax-related products of other companies that provide products and services similar to the Bank's if such other companies offer superior pricing or for other competitive reasons.

We derive a significant percentage of our deposits, total assets and income from deposit accounts that we generate through Payments' customer relationships, of which a limited number of program manager relationships are particularly significant to our operations.

We derive a significant percentage of our deposits, total assets and income from deposit accounts we generate through program manager relationships between third parties and Payments. If one of these significant program manager relationships were to be terminated or there is a significant decrease in revenues or deposits associated with any of these business relationships, it could materially reduce our deposits, assets and income. Similarly, if a significant program manager was not replaced, we may be required to seek higher-rate funding sources as compared to the existing program manager or see a significant reduction in fee income.

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

In addition, we face settlement risks from our distributors and banking partners, which may increase during an economic downturn. Depending on contract terms, we may prefund partner accounts. If a partner becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. At September 30, 2022, we had assets subject to settlement risk of $269.0 million.

For one of our programs, the Company pays servicing fees which are primarily offset by estimated card breakage. For cards issued prior to January of 2020, if consumers spend more than projected over the life of the card programs, the Company could experience a material adverse effect on our business, results of operations and financial condition. See “Funding Activities – Deposits” for further breakdown of balances as of September 30, 2022. We are not insured against these settlement or partner risks.

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

In connection with our business, we collect and retain significant volumes of sensitive business and personally identifiable information, including social security numbers of our customers and other personally identifiable information of our customers and employees, on our data systems. We and the third parties with which we conduct business may experience security breaches, due in part to the failure of our data encryption technologies or otherwise, involving the receipt, transmission, and storage of confidential customer and other personally identifiable information, including account takeovers, unavailability of service, computer viruses, or other malicious code, cyberattacks, or other events, any of which may arise from human error, fraud or malice on the part of employees or third parties or from accidental technological failure. If one or more of these events occurs, it could result in the disclosure of confidential customer information, impairment of our ability to provide products and services to our customers, damage to our reputation with our customers and the market, additional costs (such as costs for repairing systems or adding new personnel or protection technologies), regulatory penalties, and financial losses for us, our clients and other third parties. Such events could also cause interruptions or malfunctions in the operations of our clients, customers, or other third parties with which we engage in business. Risks and exposures related to cybersecurity attacks have increased as a result of the COVID-19 pandemic and the related increased reliance on remote working, and are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, the proliferation of malicious actors internationally, and the expanding use of technology-based products and services by us and our customers. We can provide no assurances that the safeguards we have in place or may implement in the future will prevent all unauthorized infiltrations or breaches and that we will not suffer losses related to a security breach in the future, which losses may be material.

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

We rely heavily upon information systems and other operating technologies to efficiently operate and manage our business, including to process transactions through the Internet, including, in particular, in our BaaS business line. Were there to be a failure or a significant impairment in the operation of any of such systems, we may need to develop alternative processes, including to comply with customer safeguard protocols, during which time revenues and profitability may be lower, and there can be no assurance that we could develop or find such an alternative on terms acceptable to us or at all. Any such disruption in the information systems and other operating technologies utilized by the Bank or its divisions, including due to infiltration by hackers or other intruders, could also result in negative publicity and have a material adverse effect on our financial condition and results of operations.

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

The Commercial Finance business line generates government-backed loans funded by the Bank, any of which could be negatively impacted by a variety of factors.

The Commercial Finance business line originates loans backed by numerous state and federal government agencies. Risks inherent in the Bank's participation in such programs, through its Commercial Finance business line, include: (i) some of these programs guarantee only a portion of the commercial loan made by the Bank; as such, if the borrower defaults and losses exceed those guaranteed by the government agency, the Bank could realize significant losses; (ii) certain programs, including some guaranteed by the United States Department of Agriculture, limit the geographic scope of such loans; as such, if the Commercial Finance business line is not able to market these loans to potential borrowers, the Bank's share in this market may be negatively impacted; (iii) the intended beneficiaries of such loan programs may experience a contraction in their credit quality due to local, national, or global economic events or because of factors specific to their business, including, for example, businesses dependent upon the farming and agriculture industry; as such, any negative impact to certain commercial business lines designed to benefit from such government-sponsored loan programs could constrict the Bank's business in these areas; and (iv) nearly all of these guaranteed loan programs are subject to an appropriations process, either at the legislative or regulatory level; this means that funds that may be currently available to guarantee loans or portions of loans could be limited or eliminated in their entirety with little or no advance warning.

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

In 2020, the OCC issued final rules designed to clarify when a national bank such as the Bank will be considered the “true lender” in such relationships (the "True Lender Rule"). In June 2021, the True Lender Rule was repealed and the OCC prohibited from issuing any replacement of the True Lender Rule absent Congressional authorization. In the wake of the repeal of the True Lender Rule, several states have announced their intention to broaden oversight of non-bank fintech lenders, while certain parties have initiated litigation in order to obtain court guidance on how particular jurisdictions may weigh loan program facts and rule on “true lender” challenges. In addition, the Consumer Financial Protection Bureau and the Federal Trade Commission have each announced their intention to explore their authority to supervise nonbank lending partnerships in markets for consumer financial products and services.
Consequently, state and federal regulatory authorities may proceed on different paths to promulgate “true lender” restrictions, and – absent binding court rulings or direct legislative action – impacted parties may have little to no advance notice of new restrictions and compliance obligations. In the absence of applicable laws or regulations addressing these matters, true lender disputes will be determined on a case-by-case basis, informed by differing state laws and the facts in each instance. There can be no assurance that lawsuits or regulatory actions in connection with any such lending programs the Bank has entered, or will enter, into will not be brought in the future. If a regulatory agency, consumer advocate group, or other third party were to bring successful action against the Bank or any of the third parties with which the Bank operates such lending programs, there could be a material adverse effect on our financial condition and results of operations.

The OCC's grant of bank charters to fintech companies and special purpose fintech charter could present a market risk to us generally and the BaaS business line specifically.

The OCC announced on July 31, 2018 that it would begin to accept and evaluate charters for entities that wanted to conduct certain components of a banking business pursuant to a federal charter, known as a "special purpose national bank" ("SPNB") charter. Intended to promote economic opportunity and spur financial innovation, SPNBs may engage in paying checks, lending money and taking deposits. While the OCC has not granted any SPNB charters as of the date of this filing, it has granted bank charters to companies that were previously non-bank fintech companies.

If, in the future, the OCC determines to grant any SPNB applications or continues to grant bank charters to fintech applicants, recipients of such charters may enter the U.S. payments market BaaS solutions market, and other business lines in which the Bank operates, which could increase the competition we face and have a material adverse effect on the Bank and the BaaS business line.

The loss or transition of key members of our senior management team or key employees in the Bank's divisions, or our inability to attract and retain qualified personnel, could adversely affect our business.

We believe that our success depends largely on the efforts and abilities of our senior executive management team. Their experience and industry contacts significantly benefit us. Our future success also depends in large part on our ability to attract, retain and motivate key management and operating personnel. We completed a Chief Executive Officer and Chief Operating Officer transition in October 2021 and announced a Chief Financial Officer transition in October 2022 that will be effective April 30, 2023. Management transitions may create uncertainty and involve a diversion of resources and management attention, be disruptive to our daily operations or impact public or market perception, any of which could negatively impact our ability to operate effectively or execute our strategies and result in a material adverse impact on our business, financial condition, results of operations or cash flows.

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

The fintech industry is undergoing technological innovation at a fast pace. To keep up with our competition, we regularly evaluate technology to determine whether it may help us compete on a cost-effective basis. This is especially true with respect to our BaaS business line, which requires significant expenditures to exploit technology and to develop new products and services to meet customers' needs. The cost of investing in, implementing and maintaining such technology is high, and there can be no assurance, given the fast pace of change and innovation, that our technology, either purchased or developed internally, will meet our needs, in a timely, cost-effective manner or at all. During the course of implementing new technology into our or the Bank's operations, we may experience system interruptions and failures. In addition, there can be no assurances that we will recognize, in a timely manner or at all, the benefits that we may expect as a result of our implementing new technology into our operations. In connection with our implementation of new lines of business, offering of new financial products or acquisitions, we may experience significant, one-time or recurring technology-related costs.

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

The concept of escheatment involves the reporting and delivery of property to states that is abandoned when its rightful owner cannot be readily located and/or identified. In the context of prepaid cards, the customer funds represented by such cards can sometimes be "abandoned" or unused for the relevant period of time set forth in each applicable state's abandoned property laws. The BaaS business line utilizes automated programs designed to comply with applicable escheatment laws and regulations. There appears, however, to be a movement among some state regulators to more broadly interpret definitions in escheatment statutes and regulations than in the past. State regulators may choose to initiate collection or other litigation action against prepaid card issuers, like Payments, for unreported abandoned property, and such actions may seek to assess fines and penalties.

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

Regulatory scrutiny of bank provision of BaaS solutions and related technology considerations has recently increased.

We provide products and services to third parties through various payments, issuing, credit and tax solutions. The third parties that use these BaaS solutions, and with which we often partner in marketing efforts, are typically considered fintech companies but may also include other financial intermediaries. Recently, federal bank regulators have increasingly focused on the risks related to bank and fintech company partnerships, raising concerns regarding risk management, oversight, internal controls, information security, change management, and information technology operational resilience. This focus is demonstrated by recent regulatory enforcement actions against other banks that have allegedly not adequately addressed these concerns while growing their BaaS offerings. While we believe we are a leader in managing, monitoring and overseeing BaaS relationships with third parties and corresponding technologies, we could be subject to additional regulatory scrutiny with respect to that portion of our business.

Increased scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to environmental, social and governance (ESG) practices may impose additional costs on the Company or expose it to new or additional risks.

As a regulated financial institution and a publicly traded company, we are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to ESG practices and disclosure. Investor advocacy groups, investment funds, and influential investors are increasingly focused on these practices, especially as they relate to climate risk, hiring practices, the diversity of the work force, and racial and social justice issues. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact the Company’s reputation, ability to do business with certain partners, and stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. ESG-related costs, including with respect to compliance with any additional regulatory or disclosure requirements or expectations, could adversely impact our results of operations.

We will be subject to heightened regulatory requirements if our total assets grow in excess of $10 billion as of December 31 of any calendar year.

As of September 30, 2022, our total assets were $6.75 billion. While we intend to remain under the $10 billion asset level, our total assets could exceed $10 billion at the end of this or a future calendar year. In addition to our current regulatory requirements, banks with $10 billion or more in total assets are, among other things: examined directly by the CFPB with respect to various federal consumer financial laws; subject to reduced dividends on the Bank’s holdings of Federal Reserve Bank of Minneapolis common stock; subject to limits on interchange fees pursuant to the Durbin Amendment to the Dodd-Frank Act; subject to certain enhanced prudential standards; no longer treated as a “small institution” for FDIC deposit insurance assessment purposes; and no longer eligible to elect to be subject to the Community Bank Leverage ratio. Compliance with these additional ongoing requirements may necessitate additional personnel, the design and implementation of additional internal controls, or the incurrence of other significant expenses, any of which could have a significant adverse effect on our business, financial condition or results of operations. Our regulators may also consider our preparation for compliance with these regulatory requirements in the course of examining our operations generally or when considering any request from us or the Bank.

We will become subject to reduced interchange income and could face related adverse business consequences if our total assets grow in excess of $10 billion as of December 31 of any calendar year.

Debit card interchange fee restrictions set forth in Section 1075 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which is known as the Durbin Amendment, as implemented by regulations of the Federal Reserve, cap the maximum debit interchange fee that a debit card issuer may receive per transaction. Debit card issuers with total consolidated assets of less than $10 billion are exempt from these interchange fee restrictions. The exemption for small issuers ceases to apply as of July 1 of the year following the calendar year in which the debit card issuer has total consolidated assets of $10 billion or more at calendar year-end. While we intend to remain under the $10 billion asset level, and have implemented an off-balance sheet strategy for deposits, growth in deposits and associated loan growth could result in such an increase on our balance sheet. Any reduction in interchange income as a result of the loss of the exemption for small issuers under the Durbin Amendment could have a significant adverse effect on our business, financial condition and results of operations. Moreover, our loss of eligibility under the exemption for small issuers could adversely affect or reduce our ability to maintain certain of our fee-sharing prepaid card partnerships, which have the right to terminate our agreement with respect to certain financial services under such circumstances.

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

Both we and the Bank are required to meet regulatory capital requirements and otherwise need to maintain sufficient liquidity to support recent and future growth. We have continued to experience considerable growth recently, having increased our assets from $2.53 billion at September 30, 2015 to $6.75 billion at September 30, 2022, primarily due to strategic transactions, such as the Crestmark Acquisition, through participation in government stimulus programs such as the EIP, and through organic growth. Asset growth, diversification of our lending business, expansion of our financial product offerings and other changes in our asset mix continue to require higher levels of capital, which management believes may not be met through earnings retention alone. Our ability to raise additional capital, when and if needed in the future, to meet such regulatory capital requirements and liquidity needs will depend on conditions in the capital markets, general economic conditions, the performance and prospects of our business and a number of other factors, many of which are outside of our control. We cannot assure you that we will be able to raise additional capital if needed or raise additional capital on terms acceptable to us. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations could be materially and adversely affected.

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
Additionally, the COVID-19 pandemic, or other economic factors, has also resulted in severe volatility in the financial markets and may result in a lower stock price for companies, including our common stock.

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

Sales of a substantial amount of our capital stock in the public market or the issuance of a significant number of shares could adversely affect the market price for shares of our common stock. As of September 30, 2022, we were authorized to issue up to 90,000,000 shares of common stock, of which 28,788,124 shares were outstanding, and 90,053 shares were held as treasury stock. We were also authorized to issue up to 3,000,000 shares of preferred stock and 3,000,000 shares of non-voting common stock, none of which were outstanding or reserved for issuance. Future sales or additional issuances of stock may affect the market price for shares of our common stock.

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

We identified control deficiencies in our internal controls over financial reporting related to certain loan systems control environment over the segregation of duties associated with the disbursement process, which, as described in Part II, Item 9A "Controls and Procedures" of this Annual Report on Form 10-K, we determined, represent a material weakness in internal controls over financial reporting. Other control deficiencies of this or a similar nature may be identified in the future. These and any future control deficiencies could result in us being unable to obtain the required audit or review of our financial statements by our independent registered public accounting firm in a timely manner. Any such control deficiencies could also result in a misstatement of our financial statement accounts and disclosures that, in turn, could result in a material misstatement of our annual or interim final statements that may not be prevented or detected.

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

Reputational risk, including as a result of negative publicity, is inherent in our business. Negative publicity can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, illegal or unauthorized acts taken by third parties that supply products or services to us or the Bank, and behavior of our employees. Damage to our reputation could adversely impact our ability to attract new, and maintain existing, loan and deposit customers, employees and business relationships, and, particularly with respect to our BaaS business line, could result in the imposition of new regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties. Such damage could also adversely affect our ability to raise additional capital, and otherwise have a material adverse effect on our financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2.    Properties.

The Company's home office is located at 5501 South Broadband Lane in Sioux Falls, South Dakota. The Company has eight non-branch offices from which its BaaS and Commercial Finance business lines operate. The BaaS business line operates out of the Company's home office along with additional offices in Louisville, Kentucky and Easton, Pennsylvania. The Commercial Finance business line operates out of offices in Troy, Michigan; Franklin, Tennessee; and Toronto, Ontario, Canada. The Company has corporate and shared services offices located in Scottsdale, AZ and Washington, D.C.

Of the Company's eight properties, the Company leases seven of them, all on market terms. See Note 6 to the “Notes to Consolidated Financial Statements” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Management believes current facilities are adequate to meet its present needs, though it is continuing to assess those property needs as Pathward Financial is a Talent Anywhere remote working environment.

Item 3.    Legal Proceedings.

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

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock trades on the NASDAQ Global Select Market® under the symbol “CASH.” Quarterly dividends for all quarters of fiscal years 2022 and 2021 were $0.05 per share.

Dividend payment decisions are made with consideration of a variety of factors including earnings, financial condition, market considerations and regulatory restrictions.

As of November 16, 2022, the Company had (i) 28,466,833 shares of common stock outstanding, which were held by approximately 214 stockholders of record, (ii) no shares of nonvoting common stock outstanding, and (iii) 147,344 shares of common stock held in treasury.

The transfer agent for the Company’s common stock is Computershare Investor Services, P.O. Box 43006, Providence, RI 02940-3006.

The Company's Board of Directors authorized a 7,500,000 share repurchase program on November 20, 2019 that was publicly announced on November 20, 2019 and is scheduled to expire on December 31, 2022. All remaining shares available for repurchase under this program were repurchased during the fiscal 2022 first quarter. On September 3, 2021, the Company's Board of Directors authorized an additional 6,000,000 share repurchase program that was publicly announced on September 7, 2021 and is scheduled to expire on September 30, 2024. The table below sets forth information regarding repurchases of our common stock during the fiscal 2022 fourth quarter.

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(1)(2)	Total Number Of Shares Purchased As Part of Publicly Announced Plans or Programs	Additional Shares Authorized As Part of Publicly Announced Plans or Programs	Maximum Number Of Shares that may yet be Purchased Under the Plans or Programs
July 1 to 31	306,129	$40.55	305,700	—	4,562,477
August 1 to 31	—	—	—	—	4,562,477
September 1 to 30	273,435	32.76	267,500	—	4,294,977
Total	579,564		573,200	—
(1) Of the total number of shares acquired during the period, 6,364 shares were acquired in satisfaction of the tax withholding obligations of holders of restricted stock unit awards, which vested during the quarter.
(2) The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

Total Stock Return Performance Graph

The following graph compares the cumulative total stockholder return on Pathward Financial common stock over the last five fiscal years with the cumulative total return of the NASDAQ Composite Index and the NASDAQ ABA Community Bank Index (assuming the investment of $100 in each index on October 1, 2017 and reinvestment of all dividends). The stock price performance reflected below is based on historical results and is not necessarily indicative of future stock price performance.

The information contained in this section, including the following line graph, shall not be deemed to be "soliciting material" or "filed" or incorporated by reference in future filings of Pathward Financial with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent the Company specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.

	Fiscal Year Ended September 30,
Index	2017	2018	2019	2020	2021	2022
Pathward Financial, Inc.	$100.00	$106.00	$126.51	$75.20	$206.25	$130.12
NASDAQ Composite Index	100.00	125.17	125.82	177.36	231.03	170.37
NASDAQ ABA Community Bank Index	100.00	103.35	95.14	65.70	119.36	109.76

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section should be read in conjunction with the following parts of this Form 10-K: Part I, Item 1 “Business,” Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” and Part II, Item 8 “Financial Statements and Supplementary Data.”

GENERAL
The Company, a registered bank holding company, is a Delaware corporation, the principal assets of which are all the issued and outstanding shares of the Bank, a national bank. Unless the context otherwise requires, references herein to the Company include Pathward Financial and the Bank, and all direct or indirect subsidiaries of Pathward Financial on a consolidated basis.

EXECUTIVE SUMMARY

Business Highlights

•On October 27, 2022, the Company announced that Sonja Theisen, currently Executive Vice President of Governance, Risk and Compliance, has been appointed to succeed Glen Herrick as the Chief Financial Officer effective April 30, 2023. Ms.Theisen, who joined Pathward in 2013, has held leaderships roles across the organization including Chief Accounting Officer, Chief of Staff, and EVP of Governance, Risk and Compliance. Additional details can be found in the related press release available at www.pathwardfinancial.com.

•On October 4, 2022, the Company announced the unveiling of its new corporate brand, marked by the transition to its new name, Pathward™, N.A. ("Pathward" or the "Bank"), and the launch of the Company's new website, Pathward.com. As part of the corporate rebrand, the Company recognized $6.9 million of pre-tax expenses related to rebranding efforts during the fourth quarter of fiscal 2022. The Company continues to estimate total rebranding expenses will range between $15 million to $20 million.

•As part of its strategy to continue to optimize interest-earning assets, the Company sold the entirety of its student loan portfolio during the fourth quarter of fiscal 2022. The sale generated an unfavorable pre-tax impact of approximately $0.5 million after netting the $4.3 million reversal of provision from the portfolio's allowance and the loss on sale of $4.8 million. The balance of the portfolio at time of sale was $81.5 million.

•On September 26, 2022, the Company announced the completion of a private placement of $20 million of its 6.625% Fixed-to-Floating Rate Subordinated Notes due 2032 to certain qualified institutional buyers and accredited investors. The Notes are intended to qualify as Tier 2 capital for regulatory capital purposes.

•The Company announced on October 10, 2022 that the American Bankers Association ("ABA") Foundation awarded it the 2022 Community Commitment Award during the ABA's Annual Convention on October 4. Pathward's Community Impact Program partners with organizations that provide resources for the unbanked and underbanked and aid to historically marginalized populations. The Community Impact Program delivers on Pathward's purpose of powering financial inclusion for all™ by lifting up the communities it serves.

Financial Highlights for the 2022 Fiscal Fourth Quarter

•Total revenue for the fourth quarter was $123.2 million, an increase of $3.0 million, or 3%, compared to the same quarter in fiscal 2021, primarily driven by an increase in interest income, partially offset by a decrease in noninterest income.
•Net interest margin ("NIM") increased to 5.21% for the fourth quarter from 4.35% during the same period of last year. The prior year period was impacted by excess cash associated with the Company's participation in the U.S. Treasury Department's Economic Impact Program.

•Total gross loans and leases at September 30, 2022 decreased $78.5 million, to $3.53 billion, or 2%, compared to September 30, 2021 and decreased $154.2 million, or 4%, when compared to June 30, 2022. The decrease compared to the prior year quarter was primarily due to the sale of all remaining community banking loans during the fiscal 2022 first quarter, the sale of the student loan portfolio during the fiscal 2022 fourth quarter, and a reduction in warehouse finance loans, partially offset by growth in the commercial finance portfolio. The primary driver for the decrease on a linked quarter basis was the sale of the student loan portfolio, a reduction in warehouse finance loans, and the seasonal decline in tax services loans.

•The Company resumed share repurchases on July 1, 2022, and during the fiscal 2022 fourth quarter repurchased 573,200 shares of common stock at an average share price of $37.05.

Subsequent Events

Management has evaluated and identified subsequent events that occurred after September 30, 2022. See Note 21. Subsequent Events for details on these events.

FINANCIAL CONDITION

At September 30, 2022, the Company’s total assets increased by $56.8 million to $6.75 billion compared to September 30, 2021.

Total cash and cash equivalents was $388.0 million at September 30, 2022, increasing from $314.0 million at September 30, 2021. The Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the FRB. At September 30, 2022, the Company did not have any federal funds sold.

The total investment portfolio increased $3.0 million to $1.92 billion at September 30, 2022, compared to $1.92 billion at September 30, 2021, as purchases exceeded maturities and principal pay downs. The Company’s portfolio of securities customarily consists primarily of MBS, which have expected lives much shorter than the stated final maturity, non-bank qualified obligations of states and political subdivisions, which mature in approximately 15 years or less, and other tax exempt municipal mortgage related pass through securities which have average lives much shorter than their stated final maturities. Of the total $1.35 billion MBS held by the Company at September 30, 2022, $1.10 billion were issued by a U.S. Government agency or instrumentality. During the fiscal year ended September 30, 2022, the Company purchased $907.4 million of investment securities.

Loans held for sale at September 30, 2022 totaled $21.1 million, decreasing from $56.2 million at September 30, 2021. This decrease was primarily driven by a reduction in SBA/USDA loans held for sale at September 30, 2022 compared to September 30, 2021.

The Company’s total loans and leases decreased $78.5 million, or 2%, to $3.53 billion at September 30, 2022, from $3.61 billion at September 30, 2021. The decrease was primarily driven due the sale of all remaining community banking loans during the fiscal 2022 first quarter, the sale of the student loan portfolio during the fiscal 2022 fourth quarter, and a reduction in warehouse finance loans, partially offset by growth in our commercial finance portfolio. See Note 4 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Commercial finance loans, which comprised 86% of the Company's gross loan and lease portfolio, totaled $3.02 billion at September 30, 2022, reflecting growth of $298.2 million, or 11%, from September 30, 2021.

When excluding PPP loans, the community bank portfolio and the student loan portfolio, total loans and leases grew 9% at September 30, 2022 when compared to the same period of the prior year.

Through the Bank, the Company owns stock in the FHLB due to the Bank’s membership and participation in this banking system as well as stock in the Federal Reserve Bank. The FHLB requires a level of stock investment based on a pre-determined formula. The Company’s investment in these stocks increased $0.4 million, or 1%, to $28.8 million at September 30, 2022 from $28.4 million at September 30, 2021, resulting from the purchase of FHLB membership stock.

Total end-of-period deposits increased 6% to $5.87 billion at September 30, 2022, compared to $5.51 billion at September 30, 2021. The increase in end-of-period deposits was primarily driven by an increase in noninterest-bearing deposits of $628.9 million, partially offset by decreases in interest-bearing checking of $254.3 million and in wholesale deposits of $73.6 million.

The Company's total borrowings decreased $56.8 million, or 61%, from $92.8 million at September 30, 2021 to $36.0 million at September 30, 2022. See Note 11 to the “Notes to Consolidated Financial Statements,” which are included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

At September 30, 2022, the Company’s stockholders’ equity totaled $645.1 million, a decrease of $226.7 million, from $871.9 million at September 30, 2021. The decrease was primarily attributable to a reduction in accumulated other comprehensive income and a reduction in retained earnings related to activity from the Company's share repurchase programs. The Company and Bank remained above the federal regulatory minimum capital requirements at September 30, 2022, and continued to be classified as well-capitalized, and in good standing with the regulatory agencies. See Note 15 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Noninterest-bearing Checking Deposits. The Company may hold negative balances associated with cardholder programs in the BaaS business line that are included within noninterest-bearing deposits on the Company's Consolidated Statements of Financial Condition. Negative balances can relate to any of the following payments functions:

–Prefundings: The Company deploys funds to cards prior to receiving cash (typically 2-3 days) where the prefunding balance is netted at a pooled partner level utilizing ASC 210-20.
–Discount fundings: The Company funds cards in alignment to expected breakage values on the card. Consumers may spend more than is estimated. These discounts are netted at a pooled partner level using ASC 210-20. The majority of these discount fundings relate to a small number of partners, and analyzed on an ongoing basis.
–Demand Deposit Account ("DDA") overdrafts: Certain programs offered allow cardholders traditional DDA overdraft protection services whereby cardholders can spend a limited amount in excess of their available card balance. When overdrawn, these accounts are re-classed as loans on the balance sheet within the Consumer Finance category.

The Company meets the Right of Set off criteria in ASC 210-20, Balance Sheet - Offsetting, for all payments negative deposit balances with the exception of DDA overdrafts. The following table summarizes the Company's negative deposit balances within the BaaS business line:

(Dollars in thousands)	September 30, 2022	September 30, 2021
Noninterest-bearing deposits	$5,916,142	$5,492,646
Prefunding	(244,462)	(436,111)
Discount funding	(15,991)	(26,440)
DDA overdrafts	(8,587)	(11,862)
Noninterest-bearing checking, net	$5,647,102	$5,018,233

Custodial Off-Balance Sheet Deposits. The Bank utilizes a custodial deposit transference structure for certain prepaid and deposit programs whereby the Bank, acting as custodian of cardholder funds, places a portion of such cardholder funds that are not needed to support near term settlement at one or more third-party banks insured by the FDIC (each, a “Program Bank”). Accounts opened at Program Banks are established in the Bank’s name as custodian, for the benefit of the Bank’s cardholders. The Bank remains the issuer of all cards and holder of all accounts under the applicable cardholder agreements and has sole custodial control and transaction authority over the accounts opened at Program Banks.

The Bank maintains the records of each cardholder’s deposits maintained at Program Banks. Program Banks undergo robust due diligence prior to becoming a Program Bank and are also subject to continuous monitoring.

In return for record keeping services at Program Banks, the Bank receives a servicing fee (“Servicing Fee”). For the fiscal year ended September 30, 2022, the Company recognized $6.4 million in servicing fee income. In prior periods, the Servicing Fee was not significant. The Servicing Fee has been typically reflective of the EFFR upon a renegotiation of the contracts with Program Banks.

As of September 30, 2022, the Company managed $1.31 billion of customer deposits at other banks in its capacity as custodian. These deposits provide the Company with excess deposits that can earn record keeping service fee income, typically reflective of the EFFR.

Approximately 37% of the deposit balances at September 30, 2022 are subject to variable card processing expenses that are derived from the terms of contractual agreements with certain BaaS partners. These agreements are tied to a portion of a rate index, typically the EFFR.

RESULTS OF OPERATIONS

The Company’s results of operations are dependent on net interest income, provision for credit losses, noninterest income, noninterest expense and income tax expense. Net interest income is the difference, or spread, between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan and lease demand and deposit flows. Notwithstanding that a significant amount of the Company’s deposits, primarily those attributable to the BaaS business line, pay relatively low rates of interest or none at all, the Company, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities. The provision for credit losses is the adjustment to the allowance for credit losses balance for the applicable period. The allowance for credit losses represents management’s current estimate of credit losses expected to be incurred by the loan and lease portfolio over the life of each financial asset as of the balance sheet date.

The Company’s noninterest income is derived primarily from tax product fees, prepaid cards, credit products, deposit and ATM fees attributable to the BaaS business line and fees charged on bank loans, leases and transaction accounts. Noninterest income is also derived from rental income, net gains on the sale of securities, net gains on the sale of loans and leases, as well as the Company’s holdings of bank-owned life insurance. This income is offset by noninterest expenses, such as compensation and occupancy expenses associated with additional personnel and office locations, as well as card processing expenses and tax product expenses attributable to the Baas business line. Noninterest expense is also impacted by acquisition-related expenses, operating lease equipment depreciation expense, occupancy and equipment expenses, regulatory expenses, and legal and consulting expenses.

Average Balances, Interest Rates and Yields
The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. The balances presented in the table below are calculated on a daily average basis. Tax-equivalent adjustments have been made in yields on interest-bearing assets and NIM. Nonaccruing loans and leases have been included in the table as loans or leases carrying a zero yield.

	Fiscal Year Ended September 30,
	2022			2021			2020
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (1)
Interest-earning assets:
Cash and fed funds sold	$496,334	$3,535	0.71%	$1,919,760	$3,709	0.19%	$1,236,027	$2,824	0.23%
Mortgage-backed securities	1,292,804	26,846	2.08%	728,884	12,155	1.67%	367,869	9,028	2.45%
Tax exempt investment securities	183,936	3,565	2.45%	281,573	4,004	1.80%	434,262	7,477	2.18%
Asset-backed securities	283,752	3,898	1.37%	388,458	5,340	1.37%	319,258	7,636	2.39%
Other investment securities	268,062	6,274	2.34%	239,283	4,566	1.91%	198,924	4,748	2.39%
Total investments	2,028,554	40,583	2.05%	1,638,198	26,065	1.66%	1,320,313	28,889	2.34%
Commercial finance	2,884,585	203,004	7.04%	2,549,335	188,855	7.41%	2,100,464	169,189	8.05%
Consumer finance	295,356	23,097	7.82%	248,757	19,940	8.02%	254,293	19,808	7.79%
Tax services	179,611	12,978	7.23%	214,835	7,321	3.41%	148,650	6,390	4.30%
Warehouse finance	433,121	27,474	6.34%	330,224	21,262	6.44%	292,952	17,919	6.12%
Community banking	34,758	1,525	4.39%	375,258	18,702	4.98%	975,618	47,822	4.90%
Total loans and leases(3)	3,827,431	268,078	7.00%	3,718,409	256,080	6.89%	3,771,977	261,128	6.92%
Total interest-earning assets	6,352,319	$312,196	4.93%	7,276,367	$285,854	3.94%	6,328,317	$292,841	4.66%
Noninterest-earning assets	751,555			849,141			881,314
Total assets	$7,103,874			$8,125,508			$7,209,631

Interest-bearing liabilities:
Interest-bearing checking	$338	$1	0.32%	$254,236	$—	—%	$189,704	$259	0.14%
Savings	78,613	24	0.03%	81,619	16	0.02%	50,888	18	0.03%
Money markets	96,112	214	0.22%	58,656	204	0.35%	57,573	422	0.73%
Time deposits	8,493	38	0.45%	13,081	139	1.06%	61,837	1,226	1.98%
Wholesale deposits	63,529	223	0.35%	150,213	1,234	0.82%	1,081,935	20,691	1.91%
Total interest-bearing deposits	247,085	500	0.20%	557,805	1,593	0.29%	1,441,937	22,616	1.57%
Overnight fed funds purchased	32,414	235	0.73%	6	—	0.25%	183,438	2,804	1.53%
FHLB Advances	—	—	—%	—	—	—%	106,093	2,638	2.49%
Subordinated debentures	46,441	3,375	7.27%	73,886	4,507	6.10%	73,718	4,618	6.26%
Other borrowings	17,490	762	4.36%	21,549	763	3.54%	28,696	1,127	3.93%
Total borrowings	96,345	4,372	4.54%	95,441	5,270	5.52%	391,945	11,187	2.85%
Total interest-bearing liabilities	343,430	4,872	1.42%	653,246	6,863	1.05%	1,833,882	33,803	1.84%
Noninterest-bearing deposits	5,776,852	—	—%	6,440,830	—	—%	4,396,132	—	—%
Total deposits and interest-bearing liabilities	6,120,282	$4,872	0.08%	7,094,115	$6,863	0.10%	6,230,014	$33,803	0.54%
Other noninterest-bearing liabilities	202,887			189,841			143,772
Total liabilities	6,323,169			7,283,956			6,373,786
Shareholders' equity	780,705			841,552			835,845
Total liabilities and shareholders' equity	$7,103,874			$8,125,508			$7,209,631
Net interest income and net interest rate spread including noninterest-bearing deposits		$307,324	4.85%		$278,992	3.84%		$259,038	4.12%

Net interest margin			4.84%			3.83%			4.09%
Tax-equivalent effect			0.01%			0.01%			0.03%
Net interest margin, tax equivalent (2)			4.85%			3.84%			4.12%
(1) Tax rate used to arrive at the TEY for the fiscal years ended September 30, 2022, 2021, and 2020 was 21%.
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
(3) Included in the yield computation are net loan fees of $33.7 million, $35.7 million, and $24.0 million for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.

Rate / Volume Analysis
The following table presents, for the periods presented, the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between the change related to higher outstanding balances and the change due to the levels and volatility of interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate); and (ii) changes in rate (i.e., changes in rate multiplied by old volume). Due to the numerous simultaneous volume and rate changes during any period, it is not possible to precisely allocate such changes between volume and rate. For this table, changes attributable to both rate and volume that cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Fiscal Year Ended September 30,
	2022 vs. 2021			2021 vs. 2020
(Dollars in thousands)	Increase / (Decrease) Due to Volume	Increase / (Decrease) Due to Rate	Total Increase / (Decrease)	Increase / (Decrease) Due to Volume	Increase / (Decrease) Due to Rate	Total Increase / (Decrease)
Interest-earning assets:
Cash and fed funds sold	$(4,293)	$4,119	$(174)	$1,408	$(523)	$885
Mortgage-backed securities	11,152	3,539	14,691	6,711	(3,584)	3,127
Tax-exempt investment securities	(2,008)	1,569	(439)	(2,323)	(1,150)	(3,473)
Asset-backed securities	(1,442)	—	(1,442)	1,423	(3,720)	(2,297)
Other investment securities	594	1,113	1,707	865	(1,045)	(180)
Total investments	7,310	7,208	14,518	6,845	(9,668)	(2,823)
Commercial finance	23,929	(9,779)	14,150	34,013	(14,347)	19,666
Consumer finance	3,664	(507)	3,157	(441)	573	132
Tax services	(1,373)	7,030	5,657	2,440	(1,509)	931
Warehouse finance	6,546	(334)	6,212	2,362	981	3,343
Community banking	(15,193)	(1,984)	(17,177)	(29,872)	752	(29,120)
Total loans and leases	7,768	4,230	11,998	(3,784)	(1,264)	(5,048)
Total interest-earning assets	$10,785	$15,557	$26,342	$4,469	$(11,455)	$(6,986)

Interest-bearing liabilities:
Interest-bearing checking	$—	$—	$—	$66	$(324)	$(258)
Savings	(1)	9	8	8	(9)	(1)
Money markets	103	(93)	10	8	(226)	(218)
Time deposits	(38)	(63)	(101)	(684)	(404)	(1,088)
Wholesale deposits	(507)	(504)	(1,011)	(11,698)	(7,759)	(19,457)
Total interest-bearing deposits	(703)	(391)	(1,094)	(9,025)	(11,997)	(21,022)
Overnight fed funds purchased	235	—	235	(1,527)	(1,278)	(2,805)
FHLB Advances	—	—	—	(1,319)	(1,319)	(2,638)
Subordinated debentures	(1,887)	755	(1,132)	10	(122)	(112)
Other borrowings	(159)	158	(1)	(261)	(103)	(364)
Total borrowings	49	(947)	(898)	(12,000)	6,082	(5,918)
Total interest-bearing liabilities	$(654)	$(1,338)	$(1,992)	$(21,025)	$(5,915)	$(26,940)
Net effect on net interest income	$11,439	$16,895	$28,334	$25,494	$(5,540)	$19,954

Comparison of Operating Results for the Fiscal Years Ended September 30, 2022 and September 30, 2021

General
The Company recorded net income of $156.4 million, or $5.26 per diluted share, for the fiscal year ended September 30, 2022, compared to $141.7 million, or $4.38 per diluted share, for the fiscal year ended September 30, 2021, an increase of $14.7 million. Total revenue for fiscal 2022 was $601.1 million, compared to $549.9 million for fiscal 2021, an increase of 9%. The increases in net income was primarily due to an increase in noninterest income and a decrease in provision for credit losses, partially offset by an increase in non-interest expense.

Net Interest Income
Net interest income for fiscal 2022 increased by $28.3 million, or 10%, to $307.3 million from $279.0 million for the same period of the prior year. The increase in net interest income was mainly attributable to increased yields and an improved earning asset mix.

NIM was 4.84% for fiscal 2022, an increase of 101 basis points from 3.83% in fiscal 2021. The increase in NIM in fiscal 2022, compared to the same period of the prior year was primarily attributable to the decrease in noninterest-bearing deposit balances related to government stimulus-related dollars.

The overall reported tax equivalent yield ("TEY") on average interest-earning assets increased by 99 basis points to 4.93% when comparing fiscal 2022 to fiscal 2021. The growth was driven primarily by an increase in loan and lease and investment securities yields, along with a decrease in lower-yielding cash balances. The overall yield on the loan and lease portfolio increased primarily related to increased yields in the tax services portfolio. The increase in tax services yields for fiscal 2022 compared to fiscal 2021 was due to a change in mix between interest and fee income. The fiscal 2022 TEY on the securities portfolio increased by 39 basis points to 2.05% as compared to the same period of the prior year.

The Company's average interest-earning assets for fiscal 2022 decreased $924.0 million, or 13%, to $6.35 billion, from $7.28 billion during fiscal 2021. The decrease was primarily attributable to a decrease in average cash balances of $1.42 billion, partially offset by increases in total average investment securities of $390.4 million, and in average loan and lease balances of $109.0 million. The increase in the Company's average loan and lease balances was driven by growth of $335.3 million and $102.9 million in commercial finance and warehouse finance loans, respectively, partially offset by the sale of the remaining community bank portfolio of $340.5 million.

The Company’s average balance of total deposits and interest-bearing liabilities decreased $973.8 million, or 14%, to $6.12 billion during fiscal 2022, from $7.09 billion during fiscal 2021. This decrease was primarily due to decreases in average interest-bearing deposits of $310.7 million and noninterest-bearing deposits of $664.0 million, partially offset by an increase in the average balance of total borrowings of $0.9 million.

Overall, the Company’s cost of funds for all deposits and borrowings averaged 0.08% during fiscal 2022, compared to 0.10% during fiscal 2021. The cost of deposits was 0.01% during fiscal 2022, the same as during fiscal 2021. The Company believes that its growing, lower-cost deposit base gives it a distinct and significant competitive advantage, and even more so if interest rates rise, because the Company anticipates that its cost of funds will likely remain relatively low, increasing less than at many other banks.

Provision for Credit Losses
During fiscal 2022, the Company recorded $28.5 million in provision for credit losses, compared to $49.8 million in fiscal 2021. The decrease in provision was primarily driven by a reversal of provision for credit losses related to the community bank and student loan portfolio sales, along with a decrease in commercial finance provision expense. Also see Note 4 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Noninterest Income
Noninterest income increased by $22.9 million, or 8%, to $293.8 million for fiscal 2022 from $270.9 million for fiscal 2021. The increase in noninterest income was primarily driven by gain on sale of trademarks, partially offset by loss on sale of other and a reduction in other income.

Within payment card and deposit fee income, the Company recognized $6.4 million from servicing fee income on off-balance sheet deposits during the fiscal year ended September 30, 2022. The amount of servicing fee income recognized during the prior period was not significant.

Noninterest Expense
Noninterest expense increased by $41.6 million, or 12%, to $385.3 million for fiscal 2022 from $343.7 million for fiscal 2021. This increase in noninterest expense was primarily driven by an increase in compensation expense of $20.0 million, in card processing expense of $11.6 million, and in legal and consulting expense of $9.3 million.

The card processing expense increase was due to structured agreements with banking as a service ("BaaS") partners. The amount of expense paid under those agreements is based on an agreed upon rate index that varies depending on the deposit levels, floor rates, market conditions, and other performance conditions. Generally this rate index averages between 50% to 85% of the EFFR and reprices immediately upon a change in the EFFR. Approximately 37% of the deposit portfolio was subject to these higher card processing expenses. For the fiscal year ended September 30, 2022, card processing expenses related to these structured agreements were $9.9 million, as compared to $0.4 million for the fiscal year ended September 30, 2021.

Income Tax Expense
The Company recorded an income tax expense of $28.0 million for fiscal 2022, resulting in an effective tax rate of 15.2%, compared to an income tax expense of $10.7 million and an effective tax rate of 7.0%, in fiscal 2021. The increase in recorded income tax expense during the period was primarily due to a decrease in the investment tax credit. For the fiscal year ended September 30, 2022, the Company originated $62.8 million in solar leases, compared to $101.1 million for the comparable prior year period. The timing and impact of future solar tax credits are expected to vary from period to period, and the Company intends to undertake only those tax credit opportunities that meet the Company's underwriting and return criteria.

Comparison of Operating Results for the Fiscal Years Ended September 30, 2021, and September 30, 2020

A comparison of the 2021 results to the 2020 results and other 2020 information not included herein can be found in the Company's Annual Report on Form 10-K: Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” filed November 23, 2021 and is incorporated by reference herein.

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

Loans and leases, or portions thereof, are charged-off when collection of principal becomes doubtful. Generally, this is associated with a delay or shortfall in payments of greater than 210 days for insurance premium finance, 180 days for tax and other specialty lending loans, 120 days for consumer credit products and 90 days for other loans. Action is taken to charge off ERO loans if such loans have not been collected by the end of June and refund advance loans if such loans have not been collected by the end of the calendar year. Nonaccrual loans and troubled debt restructurings are generally considered impaired.

The Company believes that the level of allowance for credit losses at September 30, 2022 was appropriate and reflected probable losses related to these loans and leases; however, there can be no assurance that all loans and leases will be fully collectible or that the present level of the allowance will be adequate in the future. See the section below titled “Allowance for Credit Losses” for further information.

The table below sets forth the amounts and categories of the Company's nonperforming assets.

(Dollars in thousands)	September 30, 2022	September 30, 2021
Nonperforming Loans and Leases
Nonaccruing loans and leases:
Commercial finance	$13,375	$19,330
Community banking	—	14,915
Total nonaccruing loans and leases	13,375	34,245

Accruing loans and leases delinquent 90 days or more:
Commercial finance	4,142	12,489
Consumer finance	2,793	1,236
Tax services(1)	8,873	7,962
Total accruing loans and leases delinquent 90 days or more	15,808	21,687
Total nonperforming loans and leases	29,183	55,932

Other Assets
Nonperforming operating leases	1,736	3,824

Foreclosed and repossessed assets:
Commercial finance	1	2,077
Total foreclosed and repossessed assets	1	2,077

Total other assets	1,737	5,901

Total nonperforming assets	$30,920	$61,833
Total as a percentage of total assets	0.46%	0.92%
(1) Certain tax services loans do not bear interest.

At September 30, 2022, nonperforming loans and leases totaled $29.2 million, representing 0.82% of total loans and leases, compared to $55.9 million, or 1.52% of total loans and leases at September 30, 2021.

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

On the basis of management’s review of its loans, leases, and other assets, at September 30, 2022, the Company had classified loans and leases of $203.7 million as substandard, $4.0 million as doubtful and none as loss. At September 30, 2021, the Company classified loans and leases of $264.2 million as substandard, $12.1 million as doubtful and none as loss.

Allowance for Credit Losses. The ACL represents management’s estimate of current credit losses expected to be incurred by the loan and lease portfolio over the life of each financial asset as of the balance sheet date. The Company individually evaluates loans and leases that do not share similar risk characteristics with other financial assets, which generally means loans and leases identified as troubled debt restructurings or loans and leases on nonaccrual status. All other loans and leases are evaluated collectively for credit loss. A reserve for unfunded credit commitments such as letters of credit and binding unfunded loan commitments is recorded in other liabilities on the Consolidated Statements of Financial Condition.

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

The Company's ACL totaled $45.9 million at September 30, 2022, a decrease compared to $68.3 million at September 30, 2021. The $22.3 million year-over-year decrease in the ACL was primarily driven by a $12.3 million decrease attributable to the disposition of the community banking portfolio, along with a $5.9 million decrease in the consumer finance portfolio and a $4.1 million decrease in the commercial finance portfolio.

The following table presents the Company's ACL as a percentage of its total loans and leases.

	As of the Period Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Commercial finance	1.46%	1.56%	1.66%	2.04%	1.77%
Consumer finance	0.86%	2.44%	3.18%	2.70%	2.91%
Tax services	0.05%	54.29%	35.76%	1.60%	0.02%
Warehouse finance	0.10%	0.10%	0.10%	0.10%	0.10%
Community banking	—%	—%	—%	—%	6.16%
Total loans and leases	1.30%	2.04%	2.38%	1.84%	1.89%
Total loans and leases excluding tax services	1.30%	1.44%	1.59%	1.84%	1.89%

The Company's ACL as a percentage of total loans and leases decreased to 1.30% at September 30, 2022 from 2.04% at June 30, 2022. The decrease in the total loans and leases coverage ratio was primarily driven by the seasonal tax services loan portfolio, along with a decrease in the coverage ratio for both the commercial and consumer finance portfolios. The decrease in the consumer finance portfolio coverage ratio was attributable to the sale of the student loan portfolio. The Company expects to continue to diligently monitor the ACL and adjust as necessary in future periods to maintain an appropriate and supportable level.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within these financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Management has identified its critical accounting policies, which are those policies described below as Critical Accounting Estimates that, in management's view are most important in the portrayal of our financial condition and results of operations. These policies involve complex and subjective decisions and assessments. Some of these estimates may be uncertain at the time they are made, could change from period to period, and could have a material impact on the financial statements.

Allowance for Credit Losses
The Company’s allowance for credit losses methodology estimates expected credit losses over the life of each financial asset as of the balance sheet date.

For the loan and lease portfolio, the Company measures credit loss on individually evaluated loans based on the fair value of the collateral less estimated selling costs if collateral dependent or based on the present value of expected future cash flows discounted at the loan or lease initial effective interest rate if not collateral dependent. The majority of the Company's loans and leases subject to individual evaluation are considered collateral dependent. Only loans and leases that are on nonaccrual status or are designated as a TDR are subject to individual evaluation. Management has also identified certain structured finance credits for alternative energy projects in which a substantial cash collateral account has been established to mitigate credit risk. Due to the nature of the transactions and significant cash collateral positions, these credits are evaluated individually. All other loans and leases are evaluated collectively for credit loss by pooling loans and leases based on similar risk characteristics. The collective evaluation of expected losses in all commercial finance portfolios is based on a cohort loss rate and adjustments for forward-looking information, including industry and macroeconomic forecasts. The cohort loss rate is a life of loan loss rate that immediately reverts to historical loss information for the remaining maturity of the financial asset. Management has elected to use a twelve-month reasonable and supportable forecast for forward-looking information. Factors utilized in the determination of the allowance include historical loss experience, current and forecasted economic conditions, and measurement date credit characteristics such as product type, delinquency, and industry. The unfunded credit commitments depend on these same factors, as well as estimates of lines of credit usage. The collective evaluation of expected credit losses for certain consumer lending portfolios utilize different methodologies when estimating expected credit losses. The Company’s student loan portfolio utilizes a roll-rate historical loss rate and adjustments for forward-looking information, including macroeconomic conditions. Management has elected to use a twelve-month reasonable and supportable forecast with an immediate reversion to historical loss rates. Factors utilized in the determination of the allowance include historical loss experience, current and forecasted economic conditions, and measurement date credit characteristics including delinquency.

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

Although management believes the levels of the allowance for credit losses at September 30, 2022 and September 30, 2021 are adequate to absorb expected credit losses in the financial assets evaluated, a decline in local economic conditions or other factors could result in increasing losses.

Goodwill and Intangible Assets
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

The excess of consideration paid over the fair value of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired, including identifiable intangible assets, liabilities assumed, and any noncontrolling interest often requires the use of significant estimates and assumptions. This may involve estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques such as estimates of attrition, inflation, asset growth rates, discount rates, multiples of earnings or other relevant factors. In addition, the determination of the useful lives over which an intangible asset will be amortized is subjective. See Note 8. Goodwill and Intangibles to the Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, derived principally through its BaaS business line, borrowings, principal and interest payments on loans and leases and mortgage-backed securities, and maturing investment securities. In addition, the Company utilizes wholesale deposit sources to provide temporary funding when necessary or when favorable terms are available. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are influenced by the level of interest rates, general economic conditions and competition. The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposit and loan commitments, to maintain liquidity, and to meet operating expenses.

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

The primary investing activities of the Company are the origination of loans and leases and the purchase of securities. During the fiscal years ended September 30, 2022, 2021 and 2020, the Company originated loans and leases totaling $14.98 billion, $12.62 billion and $9.79 billion, respectively. Purchases of loans and leases totaled $115.4 million, $311.3 million, and $151.4 million during the fiscal years ended September 30, 2022, 2021 and 2020. During the fiscal years ended September 30, 2022, 2021 and 2020, the Company purchased MBS and other securities in the amount of $907.4 million, $1.04 billion and $229.3 million, respectively. Of these purchases, there were no securities designated as held to maturity in fiscal 2022, 2021 and 2020.

At September 30, 2022, the Company had unfunded loan and lease commitments of $1.27 billion. Certificates of deposit scheduled to mature in one year or less at September 30, 2022 totaled $5.9 million, of which $0.1 million were wholesale time deposits and $5.8 million were non-wholesale time deposits. Management believes that loan repayment and other sources of funds will be adequate to meet the Company’s foreseeable short- and long-term liquidity needs.

The following table summarizes the Company’s significant contractual obligations at September 30, 2022.

(Dollars in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Time deposits	$7,655	$5,848	$1,807	$—	$—
Wholesale time deposits	99	99	—	—	—
Long-term debt	36,028	603	1,764	—	33,661
Operating leases	36,503	3,946	7,631	6,287	18,639
Total	$80,285	$10,496	$11,202	$6,287	$52,300

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

On May 15, 2022, the Company retired the outstanding $75.0 million of its 5.75% fixed-to-floating rate subordinated debentures due August 15, 2026. On September 23, 2022, the Company completed a private placement of $20.0 million of its 6.625% fixed-to-floating rate subordinated debentures due 2032 to certain qualified institutional buyers and accredited investors. These notes will mature on September 30, 2032, unless earlier redeemed. Beginning on September 30, 2027, the notes may be redeemed, in whole or in part, at the Company's option subject to regulatory approval, on any scheduled interest payment date. Prior to September 30, 2027, the notes may be redeemed, in whole but not in part, at any time upon certain other specified events. The Company has used and intends to continue to use the net proceeds of the offering for general corporate purposes and repurchases of the Company's common stock.

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

The Company and the Bank met regulatory requirements for classification as well-capitalized institutions at September 30, 2022. Based on current and expected continued profitability and subject to continued access to capital markets, management believes that the Company and the Bank will continue to meet the capital conservation buffer of 2.5% in addition to required minimum capital ratios. See Note 15 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The payment of dividends and repurchase of shares have the effect of reducing stockholders’ equity. Prior to authorizing such transactions, the Board of Directors considers the effect the dividend or repurchase of shares would have on liquidity and regulatory capital ratios. On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law. The IRA imposes a 1% excise tax on net repurchases of stock by certain publicly traded corporations, including the Company. The excise tax is imposed on the value of net stock repurchased or treated as repurchased and will apply to stock repurchases occurring after December 31, 2022.

No assurance can be given that our regulators will consider our liquidity level, or our capital level, though substantially in excess of current rules pursuant to which the Company and the Bank are considered “well-capitalized,” to be sufficiently high in the future.

Impact of New Accounting Standards
See Note 1 to the "Notes of Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for information regarding recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

The Company believes that its growing portfolio of longer duration, low-cost deposits generated from its BaaS business line provides a stable and profitable funding vehicle, but also subjects the Company to greater risk in a falling interest rate environment than it would otherwise have without this portfolio. This risk is due to the fact that, while asset yields may decrease in a falling interest rate environment, the Company cannot significantly reduce interest costs associated with these deposits, which thereby compress the Company’s net interest margin.

A portion of the Company’s deposit balances are subject to variable card processing expenses, derived from contractual agreements with certain BaaS partners tied to a rate index, typically the EFFR. These costs reprice immediately upon a change in the application rate index.

The Bank, acting as custodian of cardholder funds, places a portion of such cardholder funds at one or more third-party banks insured by the FDIC (each, a “Program Bank”). These custodial deposits earn recordkeeping service fee income, typically reflective of the EFFR.

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

Earnings at risk and economic value analysis. As a continuing part of its financial strategy, the Bank considers methods of managing an asset/liability mismatch consistent with maintaining acceptable levels of net interest income. In order to monitor interest rate risk, the Company has created an Asset/Liability Committee whose principal responsibilities are to assess the Bank’s asset/liability mix and implement strategies that will enhance income while managing the Bank’s vulnerability to changes in interest rates.

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

The EAR analysis used in the following table reflects the required analysis used no less than quarterly by management. It models basis point parallel shifts in market interest rates over the next one-year period. The following table shows the results of the scenarios as of September 30, 2022 and 2021:

Net Sensitive Earnings at Risk
		Change in Interest Income/Expense for a given change in interest rates
		Over / (Under) Base Case Parallel Shift
(Dollars in thousands)	Book Value	-100	Base	+100	+200	+300	+400
Balances as of September 30, 2022
Total interest-sensitive income	5,866,763	314,229	337,945	361,442	384,921	408,263	431,850
Total interest-sensitive expense	221,302	323	752	1,821	2,904	4,017	5,149
Net interest-sensitive income		313,906	337,193	359,621	382,017	404,246	426,701

Percentage change from base		-6.9%	—%	6.7%	13.3%	19.9%	26.5%

Balances as of September 30, 2021
Total interest-sensitive income	5,880,667	263,269	277,479	302,440	327,277	352,428	377,750
Total interest-sensitive expense	501,932	603	770	1,958	3,178	4,426	5,698
Net interest-sensitive income		262,666	276,709	300,482	324,099	348,002	372,052

Percentage change from base		-5.1%	—%	8.6%	17.1%	25.8%	34.5%

The EAR analysis reported at September 30, 2022, shows that total interest-sensitive income will change more rapidly than total interest-sensitive expense over the next year. IRR is a snapshot in time. The Company’s business and deposits are predictably cyclical on a weekly, monthly and yearly basis. The Company’s static IRR results could vary depending on which day of the week the month ends, primarily related to payroll processing and timing of when certain programs are prefunded and when the funds are received.

Under EVE analysis, the economic value of financial assets, liabilities and off-balance sheet instruments is derived under each rate scenario. The economic value of equity is calculated as the difference between the estimated market value of assets and liabilities, net of the impact of off-balance sheet instruments.

The EVE analysis used in the following table reflects the required analysis used no less than quarterly by management. It models immediate basis point parallel shifts in market interest rates. The following table shows the results of the scenario as of September 30, 2022 and 2021:

Economic Value Sensitivity
	Standard (Parallel Shift)
	Economic Value of Equity at Risk %
	-100	+100	+200	+300	+400
Balances as of September 30, 2022
Percentage change from base	-3.8%	2.9%	5.3%	7.3%	9.6%

Balances as of September 30, 2021
Percentage change from base	-12.9%	8.4%	14.5%	19.5%	24.6%

The EVE at risk reported at September 30, 2022 shows that the economic value of equity position is expected to benefit from rising interest rates due to the large amount of noninterest-bearing funding.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements
Statements of Financial Condition
Statements of Operations
Statements of Comprehensive Income
Statements of Changes in Stockholders’ Equity
Statements of Cash Flows
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Pathward Financial, Inc.
Sioux Falls, South Dakota

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Pathward Financial, Inc.(formerly known as Meta Financial Group, Inc.) and Subsidiaries (the "Company") as of September 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three- year period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 22, 2022 expressed an adverse opinion.

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

Allowance for Credit Losses (ACL) – Qualitative Adjustments

As described in Notes 1 and 4 to the financial statements, the Company adopted ASC 326 as of October 1, 2020, which, among other things, required the Company to recognize expected credit losses over the contractual lives of financial assets carried at amortized cost, including loans receivable, utilizing the Current Expected Credit Losses (“CECL”) methodology. Estimates of expected credit losses are based on relevant information about current conditions, past events, and reasonable and supportable forward-looking forecasts regarding collectability of the reported amounts. For most of its loan segments, the Company utilized a cohort model which computes the historical life-of-loan loss rate for each identified loan segment (also referred to as the “quantitative loss rates”). The quantitative loss rates are then adjusted, as deemed necessary, based on current economic forecasts over a twelve-month reasonable and supportable forecast period as well as for measurement date credit characteristics including problem loan and delinquency trends, portfolio growth and other factors (also referred to as the “qualitative adjustments”).

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
◦Analytically evaluating the qualitative adjustments for directional consistency.
◦Testing the qualitative adjustments for reasonableness, including evaluating significant changes.
◦Testing the mathematical accuracy of the qualitative adjustments applied to the loan segments in the ACL calculation.

/s/ Crowe LLP

We have served as the Company’s auditor since 2018.

South Bend, Indiana
November 22, 2022

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)
ASSETS	September 30, 2022	September 30, 2021
Cash and cash equivalents	$388,038	$314,019
Securities available for sale, at fair value	1,882,869	1,864,899
Securities held to maturity, at amortized cost (fair value $38,171 and $56,391, respectively)	41,682	56,669
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	28,812	28,400
Loans held for sale	21,071	56,194
Loans and leases	3,536,305	3,609,563
Allowance for credit losses	(45,947)	(68,281)
Accrued interest receivable	17,979	16,254
Premises, furniture, and equipment, net	41,710	44,888
Rental equipment, net	204,371	213,116
Goodwill and intangible assets	335,196	342,653
Other assets	295,324	212,276
Total assets	$6,747,410	$6,690,650

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$5,866,037	$5,514,971
Long-term borrowings	36,028	92,834
Accrued expenses and other liabilities	200,205	210,961
Total liabilities	6,102,270	5,818,766

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued, none outstanding at September 30, 2022 and 2021, respectively	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 28,878,177 and 31,686,483 shares issued, 28,788,124 and 31,669,952 shares outstanding at September 30, 2022 and 2021, respectively	288	317
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at September 30, 2022 and 2021, respectively	—	—
Additional paid-in capital	617,403	604,484
Retained earnings	245,394	259,189
Accumulated other comprehensive income (loss)	(213,080)	7,599
Treasury stock, at cost, 90,053 and 16,531 common shares at September 30, 2022 and 2021, respectively	(4,835)	(860)
Total equity attributable to parent	645,170	870,729
Noncontrolling interest	(30)	1,155
Total stockholders’ equity	645,140	871,884
Total liabilities and stockholders’ equity	$6,747,410	$6,690,650
See Notes to Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Fiscal Year Ended September 30,
(Dollars in thousands, except per share data)	2022	2021	2020
Interest and dividend income:
Loans and leases, including fees	$268,078	$256,080	$261,128
Mortgage-backed securities	26,846	12,155	9,028
Other investments	17,272	17,619	22,685
	312,196	285,854	292,841
Interest expense:
Deposits	500	1,593	22,616
FHLB advances and other borrowings	4,372	5,270	11,187
	4,872	6,863	33,803

Net interest income	307,324	278,991	259,038

Provision for credit losses	28,538	49,766	64,776

Net interest income after provision for credit losses	278,786	229,225	194,262

Noninterest income:
Refund transfer product fees	39,809	37,967	36,061
Refund advance fee income	40,557	47,639	31,826
Payments card and deposit fees	104,684	107,182	87,379
Other bank and deposit fees	1,049	939	1,310
Rental income	46,558	39,416	44,826
Gain (loss) on sale of securities	(1,287)	6	51
Gain on divestitures	—	—	19,275
Gain on sale of trademarks	50,000	—	—
Gain (loss) on sale of other	(4,920)	11,515	4,425
Other income	17,357	26,240	14,641
Total noninterest income	293,807	270,904	239,794

Noninterest expense:
Compensation and benefits	171,126	151,090	136,247
Refund transfer product expense	8,908	11,861	7,644
Refund advance expense	2,157	2,564	2,723
Card processing	38,785	27,201	25,956
Occupancy and equipment expense	34,909	29,269	26,995
Operating lease equipment depreciation	35,636	30,987	32,831
Legal and consulting	40,634	31,341	20,858
Intangible amortization	6,585	8,545	10,997
Impairment expense	670	2,818	1,982
Other expense	45,865	48,007	52,818
Total noninterest expense	385,275	343,683	319,051

Income before income tax expense	187,318	156,446	115,005

Income tax expense	27,964	10,701	5,661

Net income before noncontrolling interest	159,354	145,745	109,344
Net income attributable to noncontrolling interest	2,968	4,037	4,624
Net income attributable to parent	$156,386	$141,708	$104,720

Earnings per common share:
Basic	$5.26	$4.38	$2.94
Diluted	$5.26	$4.38	$2.94
See Notes to Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Fiscal Year Ended September 30,
(Dollars in thousands)	2022	2021	2020
Net income before noncontrolling interest	$159,354	$145,745	$109,344

Other comprehensive income (loss):
Change in net unrealized gain (loss) on debt securities	(293,952)	(13,896)	15,164
Net loss (gain) realized on investment securities	1,287	(6)	(51)
	(292,665)	(13,902)	15,113
Unrealized gain (loss) on currency translation	(1,736)	476	(101)
Deferred income tax effect	(73,722)	(3,483)	3,809
Total other comprehensive income (loss)	(220,679)	(9,943)	11,203
Total comprehensive income (loss)	(61,325)	135,802	120,547
Total comprehensive income attributable to noncontrolling interest	2,968	4,037	4,624
Comprehensive income (loss) attributable to parent	$(64,293)	$131,765	$115,923
See Notes to Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

	Pathward Financial, Inc.
(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Pathward Financial Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity

Balance, September 30, 2019	$378	$580,826	$252,813	$6,339	$(445)	$839,911	$4,047	$843,958
Cash dividends declared on common stock ($0.20 per share)	—	—	(7,100)	—	—	(7,100)	—	(7,100)
Issuance of common stock due to exercise of stock options	1	265	—	—	—	266	—	266
Issuance of common stock due to restricted stock	2	—	—	—	—	2	—	2
Issuance of common stock due to ESOP	1	3,219	—	—	—	3,220	—	3,220
Repurchases of common stock	(38)	38	(115,506)	—	(3,232)	(118,738)	—	(118,738)
Stock compensation	—	10,221	—	—	—	10,221	—	10,221
Total other comprehensive income	—	—	—	11,203	—	11,203	—	11,203
Net income	—	—	104,720	—	—	104,720	4,624	109,344
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(5,068)	(5,068)
Balance, September 30, 2020	$344	$594,569	$234,927	$17,542	$(3,677)	$843,705	$3,603	$847,308

Balance, September 30, 2020	$344	$594,569	$234,927	$17,542	$(3,677)	$843,705	$3,603	$847,308
Adoption of Accounting Standards Update 2016-13, net of income taxes	—	—	(8,351)	—	—	(8,351)	(2,452)	(10,803)
Cash dividends declared on common stock ($0.20 per share)	—	—	(6,400)	—	—	(6,400)	—	(6,400)
Issuance of common stock due to ESOP	2	3,034	—	—	—	3,036	—	3,036
Repurchases of common stock	(29)	29	(96,999)	—	(2,879)	(99,878)	—	(99,878)
Retirement of treasury stock	—	—	(5,696)	—	5,696	—	—	—
Stock compensation	—	6,852	—	—	—	6,852	—	6,852
Total other comprehensive loss	—	—	—	(9,943)	—	(9,943)	—	(9,943)
Net income	—	—	141,708	—	—	141,708	4,037	145,745
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(4,033)	(4,033)
Balance, September 30, 2021	$317	$604,484	$259,189	$7,599	$(860)	$870,729	$1,155	$871,884

Balance, September 30, 2021	$317	$604,484	$259,189	$7,599	$(860)	$870,729	$1,155	$871,884
Cash dividends declared on common stock ($0.20 per share)	—	—	(5,921)	—	—	(5,921)	—	(5,921)
Issuance of common stock due to ESOP	1	2,885	—	—	—	2,886	—	2,886
Repurchases of common stock	(30)	30	(164,260)	—	(3,975)	(168,235)	—	(168,235)
Stock compensation	—	10,004	—	—	—	10,004	—	10,004
Total other comprehensive income (loss)	—	—	—	(220,679)	—	(220,679)	—	(220,679)
Net income	—	—	156,386	—	—	156,386	2,968	159,354
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(4,153)	(4,153)
Balance, September 30, 2022	$288	$617,403	$245,394	$(213,080)	$(4,835)	$645,170	$(30)	$645,140
See Notes to Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Fiscal Year Ended September 30,
(Dollars in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income before noncontrolling interest	$159,354	$145,745	$109,344
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	61,601	59,047	60,745
Provision for credit losses	28,538	49,766	64,776
Provision (reversal of) for deferred taxes	17,587	(1,639)	(2,347)
Originations of loans held for sale	(985,330)	(601,481)	(98,798)
Proceeds from sales of loans held for sale	1,059,361	890,340	319,123
Net change in loans held for sale	12,819	588	22,855
Fair value adjustment of foreclosed real estate	301	591	568
Net realized (gain) on securities available for sale, net	(154)	(6)	(51)
Net realized (gain) loss on loans held for sale	3,694	(8,610)	(5,389)
Net realized loss on premise, furniture, and equipment	55	—	—
Net realized (gain) on lease receivables and equipment	(3,397)	(2,257)	(4,335)
Net realized (gain) on foreclosed real estate and repossessed assets	—	(4)	4,960
Net realized (gain) on divestitures	—	—	(19,275)
Net realized (gain) on trademarks	(50,000)	—	—
Net realized (gain) loss on other assets	1,441	28	361
Change in bank-owned life insurance value	(2,434)	(2,434)	(2,488)
Impairment on rental equipment	—	—	447
Impairment of intangibles	670	—	—
Impairment on assets held for sale	—	—	242
Net change in accrued interest receivable	(1,725)	374	2,050
Net change in other assets	(32,936)	825	1,524
Net change in deposits held for sale	—	—	1,535
Net change in accrued expenses and other liabilities	(10,640)	43,920	1,152
Stock compensation	10,004	6,852	10,221
Net cash provided by operating activities	268,809	581,645	467,220

Cash flows from investing activities:
Purchases of securities available for sale	(907,361)	(1,041,768)	(229,326)
Proceeds from sales of securities available for sale	265,951	50,468	4,904
Proceeds from maturities of and principal collected on securities available for sale	324,234	371,898	237,254
Proceeds from maturities of and principal collected on securities held to maturity	14,281	34,268	40,017
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(173,653)	(1,296)	(472,000)
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	173,240	34	475,778
Purchases of loans and leases	(115,353)	(311,332)	(151,435)
Proceeds from sales of loans and leases	123,241	13,850	9,991
Net change in loans and leases	358,635	(196,356)	(100,508)
Purchases of premises, furniture, and equipment	(8,177)	(12,961)	(12,266)
Proceeds from sales of premises, furniture, and equipment	35	86	107
Purchases of rental equipment	(424,919)	(50,437)	(53,637)
Proceeds from sales of rental equipment	9,372	16,822	14,692
Net change in rental equipment	(5,772)	(630)	2,623
Proceeds from sales of foreclosed real estate and repossessed assets	1,824	8,952	23,992
Proceeds from divestitures	—	—	3,498
Proceeds from sale of trademarks	50,000	—	—
Proceeds from sale of other assets	3,550	—	—
Net cash (used in) investing activities	(310,872)	(1,118,402)	(206,316)

Cash flows from financing activities:
Net change in deposits	351,066	535,771	931,128
Net change in short-term borrowings	—	—	(756,019)

Redemption of long-term borrowings	(75,000)	—	—
Proceeds from long-term borrowings	20,000	—	—
Principal payments on capital lease obligations	(75)	(32)	(1,737)
Principal payments on other liabilities	(2,751)	(5,611)	(7,568)
Proceeds from other liabilities	—	80	1,633
Dividends paid on common stock	(5,921)	(6,400)	(7,100)
Issuance of common stock due to exercise of stock options	—	—	266
Issuance of common stock due to restricted stock	1	—	2
Issuance of common stock due to ESOP	2,886	3,036	3,220
Repurchases of common stock	(168,235)	(99,878)	(118,738)
Distributions to noncontrolling interest	(4,153)	(4,033)	(5,068)
Net cash provided by financing activities	117,818	422,933	40,019

Effect of exchange rate changes on cash	(1,736)	476	(101)

Net change in cash and cash equivalents	74,019	(113,348)	300,822

Cash and cash equivalents at beginning of fiscal year	314,019	427,367	126,545
Cash and cash equivalents at end of fiscal period	$388,038	$314,019	$427,367

	Fiscal Year Ended September 30,
(Dollars in thousands)	2022	2021	2020
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,259	$8,207	$41,294
Income taxes	13,940	8,038	6,223
Franchise taxes	250	250	281
Other taxes	541	722	535

Supplemental schedule of non-cash investing activities:
Transfers
Held for sale to loans and leases	115,934	36,919	—
Loans and leases to held for sale	169,045	188,638	542,101
Loans and leases to rental equipment	3,893	28,604	2,134
Loans and leases to foreclosed real estate and repossessed assets	$49	$9	$9,983
Rental equipment to loan and leases	400,148	24,324	8,924
Rental equipment to foreclosed real estate and repossessed assets	—	1,650	—
Other assets to held for sale	—	—	7,858
Deposits to held for sale	—	—	288,975
Recognition of operating lease ROU assets, net of measurements	117	12,954	28,666
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The Consolidated Financial Statements include the accounts of Pathward Financial, Inc.® ("Pathward Financial" or the “Company” or "us"), a registered bank holding company located in Sioux Falls, South Dakota, and its wholly-owned subsidiaries. The Company's subsidiaries include PathwardTM, National Association ("Pathward, N.A." or "Pathward" or "the “Bank”), a national bank whose primary federal regulator is the Office of the Comptroller of the Currency (the "OCC"), and Pathward Venture Capital, LLC, a wholly-owned service corporation subsidiary of Pathward, N.A. which invests in companies in the financial services industry. All significant intercompany balances and transactions have been eliminated. The Company also owns 100% of First Midwest Financial Capital Trust I (the “Trust”), which was formed in July 2001 for the purpose of issuing trust preferred securities, and Crestmark Capital Trust I, which was acquired from the Crestmark Acquisition in August 2018. The Trust and Crestmark Capital Trust I are not included in the Consolidated Financial Statements of the Company. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities ("VIEs") and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the Consolidated Financial Statements.

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

As a result of the Crestmark Acquisition, the Company acquired existing membership interests of five joint venture limited liability companies (the "LLCs"). The Company holds 80% of the membership interests in each of the five LLC entities, which offer commercial lending and other financing arrangements. In connection with these LLCs, the Company exclusively provides funding for each entity's activities. The Company determined it is the primary beneficiary of all five LLCs as it has the managing power under the terms of each of the LLC operating agreements. Results of the five LLCs are reflected in the Company's September 30, 2022 Consolidated Financial Statements and are summarized below. The assets recognized as a result of consolidating the LLCs are the property of the LLCs and are not available for any other purpose.

(Dollars in thousands)	At September 30, 2022
Cash and cash equivalents	$604
Loans and leases	81,881
Allowance for credit losses	(3,720)
Accrued interest receivable	345
Foreclosed real estate and repossessed assets, net	1
Other assets	1,727
Total assets	80,838
Accrued expenses and other liabilities	1,280
Noncontrolling interest	(30)
Net assets less noncontrolling assets	$79,588

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

NATURE OF BUSINESS AND INDUSTRY SEGMENT INFORMATION
One of the Company's primary sources of revenue relates to payment processing services for prepaid debit cards, ATM sponsorship, tax refund transfer and other money transfer systems and services. Additionally, a significant source of revenue for the Company is interest from the purchase or origination of commercial finance loans, consumer finance loans, and warehouse finance loans. The Company accepts deposits from customers in the normal course of business on a national basis through its Payments and tax services divisions, and through wholesale funding. The Company operates in the banking industry, which accounts for the majority of its revenues and assets. The Company uses the “management approach” for reporting information about segments in annual and interim financial statements. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management disaggregates a company. Based on the management approach model, the Company has determined that its business is comprised of three reporting segments. See Note 17. Segment Reporting for additional information on the Company's segment reporting.

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

CASH AND CASH EQUIVALENTS
For purposes of reporting cash flows, cash and cash equivalents is defined to include the Company’s cash on hand and due from financial institutions and short-term interest-bearing deposits in other financial institutions. The Company reports cash flows net for customer loan transactions, securities purchased under agreement to resell, federal funds purchased, deposit transactions, securities sold under agreements to repurchase, and Federal Home Loan Bank ("FHLB") advances with terms less than 90 days. The Bank is required to maintain reserve balances in cash or on deposit with the FRB, based on a percentage of deposits. The total of those reserve balances was zero at September 30, 2022, and zero at September 30, 2021. The Company at times maintains balances in excess of insured limits at various financial institutions including the FHLB, the FRB and other private institutions. At September 30, 2022, the Company had $1.3 million interest-bearing deposits held at the FHLB and $294.4 million in interest-bearing deposits held at the FRB. The Company does not believe these instruments carry a significant risk of loss, but cannot provide assurances that no losses could occur if these institutions were to become insolvent.

SECURITIES
GAAP requires that, at acquisition, an enterprise classify debt securities into one of three categories: Available for Sale (“AFS”), Held to Maturity (“HTM”) or trading. AFS debt securities are carried at fair value on the Consolidated Statements of Financial Condition. Unrealized holding gains and losses due to risk of credit loss are recognized in earnings while unrealized holding gains and losses due to market conditions and other non-credit risk factors are excluded from earnings and recognized as a separate component of equity in accumulated other comprehensive income (loss) (“AOCI”). See Note 20. Fair Values of Financial Instruments for additional information on fair value of AFS debt securities. HTM debt securities are measured at amortized cost. The Company classifies the majority of its debt securities as AFS, which are those the Company may decide to sell if needed for liquidity, asset/liability management, or other reasons. Both AFS and HTM are subject to an allowance for credit loss. Pathward Financial did not hold trading securities at September 30, 2022 or 2021.

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

Debt Securities Credit Losses
The Company evaluates HTM debt securities for credit losses on a quarterly basis and records any such losses as a component of provision for credit losses in the Consolidated Statements of Operations. The Company has concluded that its portfolio as of September 30, 2022 has a zero risk of credit loss due to the U.S. Government financial guarantees underlying the securities within the HTM portfolio and as a result has not recorded an allowance for credit loss.

The Company evaluates AFS debt securities for credit losses on a quarterly basis and records any such losses as a component of provision for credit losses in the Consolidated Statements of Operations. The Company has concluded that any unrealized holding losses in its portfolio as of September 30, 2022 are not related to credit loss and as a result has not recorded an allowance for credit loss. See Note 3. Securities for further information.

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

The Company held the following non-marketable equity investments:

•Equity Method - The Company held equity method investments of $2.9 million within other assets as of September 30, 2022 and $3.1 million at September 30, 2021. The Company’s ownership of such investments typically ranges from 5% - 25% of the investee. The Company recognized net earnings from these investments in the amount of $12,863 within noninterest income for the fiscal year ended September 30, 2022. The Company elected to classify distributions received from equity method investments using the cumulative earnings approach on the Consolidated Statements of Cash Flows.

•Fair Value Method - The Company held equity investments measured at net asset value (NAV) per share (or its equivalent) of $7.2 million at September 30, 2022 and $4.6 million at September 30, 2021 where NAV is considered the fair value practical expedient. These investments are recorded within other assets on the Company’s Consolidated Financial Statements. Fluctuations in fair value are recognized in earnings within noninterest Income.

•Measurement Alternative - The Company held equity investments measured using the measurement alternative of $15.3 million as of September 30, 2022 and $12.9 million at September 30, 2021 within other assets on the Company’s Consolidated Financial Statements. The Company recognized a fair value decrease of $1.0 million and an increase of $8.0 million during the fiscal years ended September 30, 2022 and 2021, respectively. The Company recognized impairment losses of zero and $2.6 million on such investments during the fiscal years ended September 30, 2022 and 2021, respectively.

LOANS HELD FOR SALE ("LHFS")
LHFS include commercial loans originated under the guidelines of the SBA or USDA and consumer loans. LHFS are held at the lower of cost or fair value. Any amount by which the cost exceeds fair value is initially recorded as a valuation allowance and subsequently reflected in the gain or loss on sale when sold. At September 30, 2022 and 2021, there was no valuation allowance recorded for LHFS. Gains and losses on LHFS are recorded in noninterest income on the Consolidated Statements of Operations. Loan costs and fees are deferred at origination and are recognized in income at the time of sale. Interest income is calculated based on the note rate of the loan and is recorded as interest income. For loans transferred to LHFS due to change in intent of holding the loans to maturity or for the foreseeable future, such loans are transferred at lower of cost or fair value.

LOANS AND LEASES

Loans Receivable
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs on originated loans, and unamortized premiums or discounts on purchased loans.

Interest income on loans is accrued over the term of the loans based upon the amount of principal outstanding except when serious doubt exists as to the collectability of a loan, in which case the accrual of interest is discontinued. Unearned income, deferred loan fees and costs, and discounts and premiums are amortized to interest income over the contractual life of the loan using the interest method. The Company's business lines follow a nonaccrual policy with certain commercial finance, consumer finance and tax service loans not generally being placed on non-accrual status, but instead are charged off when the collection of principal and interest become doubtful. When placed on nonaccrual status, the accrued unpaid interest receivable is reversed against interest income and any remaining amortizing of net deferred fees is suspended. Cash collected on these loans is applied to first reduce the carrying value of the loan with any remainder being recognized as interest income. Generally, a loan can return to accrual status when all delinquent interest and principal become current under the terms of the loan agreement and collectability of the remaining principal and interest is no longer doubtful. Loans are considered past due when contractually required principal or interest payments have not been made on the due dates.

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

Leases that do not transfer substantially all benefits and risks of ownership to the lessee are classified as operating leases. Such leased equipment are included in rental equipment on the Consolidated Statements of Financial Condition and are depreciated on a straight-line basis over the term of the lease to its estimated residual value. Depreciation expense is recorded as operating lease equipment depreciation expense within noninterest expense. Operating lease rental income is recognized when it becomes due and is reflected as a component of noninterest income. The Company evaluates the carrying value of rental equipment for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value, where fair value is based on the condition of the rental equipment and the projected net cash flows from rental and sale adjusted for current market conditions. No impairment expense was recognized for fiscal years ended September 30, 2022, 2021, and 2020.

LOAN SERVICING AND TRANSFERS OF FINANCIAL ASSETS
The Company, from time to time, sells loan participations, generally without recourse. The Company also sells commercial SBA and USDA loans to third parties, generally without recourse. Sold loans are not included in the Consolidated Financial Statements. The Bank generally retains the right to service the sold loans for a fee and records a servicing asset, which is included within other assets on the Consolidated Statements of Financial Condition. At September 30, 2022 and 2021, the Bank was servicing loans for others with aggregate unpaid principal balances of $336.6 million and $307.3 million, respectively. The service fees and ancillary income related to these loans were immaterial.

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

ALLOWANCE FOR CREDIT LOSSES
The ACL represents management’s estimate of current credit losses expected to be incurred by the loan and lease portfolio over the life of each financial asset as of the balance sheet date. The Company individually evaluates loans and leases that do not share similar risk characteristics with other financial assets, which generally means loans and leases identified as troubled debt restructurings or loans and leases on nonaccrual status. All other loans and leases are evaluated collectively for credit loss. A reserve for unfunded credit commitments such as letters of credit and binding unfunded loan commitments is recorded in other liabilities on the Consolidated Statements of Financial Condition.

Individually evaluated loans and leases are a key component of the ACL. Generally, the Company measures credit loss on individually evaluated loans based on the fair value of the collateral less estimated selling costs, as the Company considers these financial assets to be collateral dependent. If an individually evaluated loan or lease is not collateral dependent, credit loss is measured at the present value of expected future cash flows discounted at the loan or lease initial effective interest rate. Management has also identified certain structured finance credits for alternative energy projects in which a substantial cash collateral account has been established to mitigate credit risk. Due to the nature of the transactions and significant cash collateral positions, these credits are evaluated individually.

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

Management maintains a framework of controls over the estimation process for the ACL, including review of collective reserve methodologies for compliance with GAAP. Management has a quarterly process to review the appropriateness of historical observation periods and loss assumptions and risk ratings assigned to loans and leases, if applicable. Management reviews its qualitative framework and the effect on the collective reserve compared with relevant credit risk factors and consistency with credit trends. Management also maintains controls over information systems, models and spreadsheets used in the quantitative components of the reserve estimate. This includes the quality and accuracy of historical data used to derive loss rates, the inputs to industry and macroeconomic forecasts and the reversion periods utilized. The results of this process are summarized and presented to management quarterly for their approval of the recorded allowance. See Note 4. Loans and Leases, Net for further information.

The following are risk characteristics of the Company’s loan and lease portfolio:
Commercial Finance
The Company's Commercial Finance business line offers a variety of products through its working capital, equipment finance, structured finance, and insurance premium finance lending solutions. These products include term lending, asset based lending, factoring, lease financing, insurance premium finance, government guaranteed lending and other commercial finance products offered on a nationwide basis that are subject to adverse market conditions which may impact the borrower’s ability to make repayment on the loan or lease or could cause a decline in the value of the collateral that secures the loan or lease. The loans or leases are primarily made based on the operating cash flows of the borrower and on the underlying collateral provided by the borrower. The cash flows of borrowers may be volatile and the value of the collateral securing these loans and leases may be difficult to measure. Most commercial finance loans and leases are secured by the assets being financed or other business assets such as accounts receivable or inventory. Although the loans and leases are often collateralized by equipment, inventory, accounts receivable, insurance premiums or other business assets, the liquidation of collateral in the event of a borrower default may be an insufficient source of repayment, because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use. The Company attempts to mitigate these risks by adhering to its underwriting policies in evaluating the management of the business and the credit-worthiness of borrowers and guarantors.

Consumer Finance
The Company's BaaS business line offers its consumer credit products and Emerald Advance products through its credit solution. The Bank designs its credit program relationships with certain desired outcomes. Three high priority outcomes are liquidity, credit protection, and risk retention. The Bank believes the benefits of these outcomes not only support its goals but the goals of the credit program partner as well. The Bank designs its program credit protections in a manner so that the Bank earns a reasonable risk adjusted return, but is protected by certain layers of credit support, similar to what you would find in structured finance. Certain loans are sold to third parties based on terms and conditions within the Program Agreement.

Tax Services
The Bank's BaaS business line also offers tax solutions, which includes short-term refund advance loans. Through this product, taxpayers are underwritten to determine eligibility for these unsecured loans. Due to the nature of refund advance loans, it typically takes no more than three e-file cycles (the period of time between scheduled IRS payments) from when the return is accepted by the IRS to collect from the borrower. In the event of default, the Bank has no recourse against the tax consumer. The Bank will charge off the balance of a refund advance loan if there is a balance at the end of the calendar year, or when collection of principal becomes doubtful.

The Bank offers short-term electronic return originator ("ERO") advance loans on a nationwide basis. These loans are typically utilized by tax preparers to purchase tax preparation software and to prepare tax office operations for the upcoming tax season. EROs go through an underwriting process to determine eligibility for the unsecured advances. ERO loans are not collateralized. Collection on ERO advances begins once the ERO begins to process refund transfers. Generally, the Bank will charge off the balance of an ERO advance loan if there is a balance at the end of June, or when collection of principal becomes doubtful.

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

PREMISES, FURNITURE, AND EQUIPMENT
Land is carried at cost. Buildings, furniture, fixtures, leasehold improvements, internal-use software and equipment are carried at cost, less accumulated depreciation and amortization. The Company primarily uses the straight-line method of depreciation over the estimated useful lives of the assets, which is 39 years for buildings, three years years for internal-use software, and range from two years to 15 years for leasehold improvements, and for furniture, fixtures and equipment. Assets are reviewed for impairment when events indicate the carrying amount may not be recoverable. See Note 6. Premises, Furniture and Equipment, Net for further information.

GOODWILL
Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business acquisitions. Goodwill is evaluated annually for impairment at a reporting unit level. The Company has determined that its reporting units are one level below the operating segments and distinguish these reporting units based on how the segments and reporting units are managed, taking into consideration the economic characteristics, nature of the products, and customers of the segments and reporting units. The Company performs its impairment evaluation as of September 30 of each fiscal year unless a triggering event occurs that would require an interim impairment evaluation. The Company generally utilizes a qualitative approach during this annual assessment to determine whether it is more likely than not (i.e. a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying value. If we determine it is more likely than not that goodwill is impaired, then a quantitative assessment is performed to determine fair value of the reporting unit. If the carrying amount of the reporting unit with goodwill exceeds its fair value, goodwill is considered impaired and is written down by the excess carrying value of the reporting unit. Subsequent increases in goodwill are not recognized in the Consolidated Financial Statements. No goodwill impairment was recognized during the fiscal years ended September 30, 2022, 2021 or 2020. See Note 8. Goodwill and Intangible Assets for further information.

INTANGIBLE ASSETS
Intangible assets other than goodwill are amortized over their respective estimated lives. All intangible assets are subject to an impairment test at least annually or more often if conditions indicate a possible impairment. See Note 8. Goodwill and Intangible Assets for further information.

EMPLOYEE PROFIT SHARING PLAN
The Company has a profit sharing plan covering substantially all full-time employees. Profit sharing expense included in compensation and benefits, for the fiscal years ended September 30, 2022, 2021 and 2020 was $0.1 million, $3.1 million and $3.1 million, respectively. As of October 1, 2021, the Company modified its profit sharing plan to incorporate a Qualified Automatic Contribution Arrangement safe harbor provision, whereby employee contributions are matched at 100% of the first 6% of eligible compensation contributed.

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

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
The Company, in the normal course of business, makes commitments to originate loans which are not reflected in the Consolidated Financial Statements. The reserve for these unfunded commitments is included within Other Liabilities on the Consolidated Statements of Financial Condition.

REVENUE RECOGNITION
Interest revenue from loans, leases, and investments is recognized on the accrual basis of accounting as the interest is earned according to the terms of the particular loan, lease, or investment. Income from service and other customer charges is recognized as earned. Revenue within the Consumer segment is recognized as services are performed and service charges are earned in accordance with the terms of the various programs. Refer to Note 16. Revenue from Contracts with Customers for additional information.

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

At September 30, 2022 and 2021, the Company had no loans outstanding with individuals deemed under Regulation O to be directors, executive officers and/or employees of the Company.

RECLASSIFICATION AND REVISION OF PRIOR PERIOD BALANCES
Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These changes and reclassifications did not impact previously reported net income or comprehensive income.

RECENTLY ADOPTED ACCOUNTING STANDARDS UPDATES ("ASU")
The following ASUs were adopted by the Company during the fiscal year ended September 30, 2022, none of which had a material impact on the Company's Consolidated Financial Statements. All became effective for the Company on October 1, 2021.

ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies accounting for income taxes by removing specific technical exceptions in ASC 740 related to the incremental approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition for deferred tax liabilities for outside basis differences. All changes within ASU 2019-12 were applied on a prospective basis and did not have a material impact on the Company's Consolidated Financial Statements.

ASU 2020-08, Codification Improvements to Subtopic 310-20: Receivables – Nonrefundable Fees and Other Costs. This ASU clarifies that an entity should amortize any premium, if applicable, to the next call date, which is the first date when a call option at a specified price becomes exercisable. The Company had previously amortized fees through the next call date and will continue to do so; accordingly, there is no impact on the Company's Consolidated Financial Statements as a result of adopting this ASU.

ASU 2020-10, Codification Improvements. This ASU made minor improvements to various Topics that did not have a significant impact on the Company’s accounting policies and practices. There were no material impacts to the Consolidated Financial Statements as a result of adopting this ASU.

ASU 2021-06, Presentation of Financial Statements (Topic 205), Financial Services – Depository and Lending (Topic 942), and Financial Services – Investment Companies (Topic 946) – Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Business, and No. 33-10835, Updated of Statistical Disclosures for Bank and Savings and Loan Registrants. This ASU adds new quarterly disclosures and expands certain annual disclosures to quarterly reporting. The additional disclosure requirements have been included within the Management Discussion & Analysis section.

The following ASUs have been issued and are considered applicable to the Company, but have not yet been adopted as of September 30, 2022.

ASU 2021-05, Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments. The amendments in this ASU require lessors to classify and account for leases with variable lease payments that do not depend on a reference index or rate as an operating lease if certain criteria are met. This ASU is effective for public companies for fiscal years beginning after December 15, 2021. The Company’s Equipment Finance division does not generally originate leases with variable lease payments that do not depend on a reference rate or index, so the impact of this ASU is not expected to be material to the consolidated financial statements.

ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate accounting guidance for troubled-debt restructurings (TDRs) by creditors in Subtopic ASC 310-40, Receivables – Troubled Debt Restructurings by Creditors, and enhance disclosure requirements for certain loan refinancings and restructurings when a borrower is experiencing financial difficulty. This ASU is effective for public companies for fiscal years beginning after December 15, 2022. Management is currently evaluating the impact of this guidance on the consolidated financial statements.

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

The Company received $50.0 million upon execution and delivery of the Agreement, at which time the Meta tradenames were assigned to the Assignee. The Company has recognized the $50.0 million as noninterest income in the fiscal year ended September 30, 2022. The remaining $10.0 million was paid by the Assignee and is being held in an escrow account by a third-party agent until the agreed upon activities within the Phase Out Period have been completed, at which time the funds will be released to the Company. The Company’s receipt of the $10.0 million payment is contingent upon phase out activities that have not yet been completed and has not been recognized in the Company’s consolidated financial statements for the fiscal year ended September 30, 2022.

On July 13, 2022, the Company announced it changed its name to Pathward Financial, Inc.TM, and its bank subsidiary MetaBank®, N.A. changed to Pathward™, N.A. ("Pathward" or the "Bank"). The full transition to Pathward, including a new brand identity and website, is expected to be completed by the end of this calendar year.

The Company recognized $13.1 million of noninterest expense related to rebranding efforts in the fiscal year ended September 30, 2022.

NOTE 3.  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale ("AFS") and held to maturity ("HTM") debt securities are presented below.

	Debt Securities AFS
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At September 30, 2022
Corporate securities	$25,000	$—	$(2,813)	$22,187
SBA securities	105,238	—	(7,470)	97,768
Obligations of states and political subdivisions	2,469	—	(125)	2,344
Non-bank qualified obligations of states and political subdivisions	290,754	—	(26,971)	263,783
Asset-backed securities	160,806	—	(13,016)	147,790
Mortgage-backed securities	1,581,452	—	(232,455)	1,348,997
Total debt securities AFS	$2,165,719	$—	$(282,850)	$1,882,869
At September 30, 2021
Corporate securities	$25,000	$—	$—	$25,000
SBA securities	151,958	5,251	—	157,209
Obligations of states and political subdivisions	2,497	10	—	2,507
Non-bank qualified obligations of states and political subdivisions	266,048	3,347	(1,100)	268,295
Asset-backed securities	393,103	3,003	(1,247)	394,859
Mortgage-backed securities	1,016,478	9,728	(9,177)	1,017,029
Total debt securities AFS	$1,855,084	$21,339	$(11,524)	$1,864,899

	Debt Securities HTM
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At September 30, 2022
Non-bank qualified obligations of states and political subdivisions	$39,093	$—	$(3,190)	$35,903
Mortgage-backed securities	2,589	—	(321)	2,268
Total debt securities HTM	$41,682	$—	$(3,511)	$38,171
At September 30, 2021
Non-bank qualified obligations of states and political subdivisions	$52,944	$103	$(471)	$52,576
Mortgage-backed securities	3,725	90	—	3,815
Total debt securities HTM	$56,669	$193	$(471)	$56,391

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in thousands)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Debt Securities AFS
At September 30, 2022
Corporate securities	$—	$—	$22,187	$(2,813)	$22,187	$(2,813)
SBA securities	97,767	(7,470)	—	—	97,767	(7,470)
Obligations of state and political subdivisions	2,345	(125)	—	—	2,345	(125)
Non-bank qualified obligations of states and political subdivisions	195,816	(19,743)	67,967	(7,228)	263,783	(26,971)
Asset-backed securities	64,886	(1,838)	82,904	(11,178)	147,790	(13,016)
Mortgage-backed securities	816,657	(106,583)	532,340	(125,872)	1,348,997	(232,455)
Total debt securities AFS	$1,177,471	$(135,759)	$705,398	$(147,091)	$1,882,869	$(282,850)
At September 30, 2021
Non-bank qualified obligations of states and political subdivisions	$101,046	$(1,100)	$—	$—	$101,046	$(1,100)
Asset-backed securities	127,110	(283)	91,553	(964)	218,663	(1,247)
Mortgage-backed securities	759,035	(7,418)	60,792	(1,759)	819,827	(9,177)
Total debt securities AFS	$987,191	$(8,801)	$152,345	$(2,723)	$1,139,536	$(11,524)

Debt Securities HTM
At September 30, 2022
Non-bank qualified obligations of states and political subdivisions	$3,984	$(300)	$31,919	$(2,890)	$35,903	$(3,190)
Mortgage-backed securities	2,268	(321)	—	—	2,268	(321)
Total debt securities HTM	$6,252	$(621)	$31,919	$(2,890)	$38,171	$(3,511)
At September 30, 2021
Non-bank qualified obligations of states and political subdivisions	$26,096	$(471)	$—	$—	$26,096	$(471)
Total debt securities HTM	$26,096	$(471)	$—	$—	$26,096	$(471)

At September 30, 2022, there were 195 securities AFS in an unrealized loss position. All of the mortgage-backed securities ("MBS") in an unrealized loss position at September 30, 2022 were government guaranteed. Management assessed each investment security with unrealized losses for credit loss and determined substantially all unrealized losses on these securities were due to credit spreads and interest rates versus credit loss. As part of that assessment, management evaluated and concluded that it is more-likely-than-not that the Company will not be required and does not intend to sell any of the securities prior to recovery of the amortized cost. At September 30, 2022, there was no ACL for debt securities AFS.

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

	At September 30,
(Dollars in thousands)	2022		2021
Securities AFS at Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$718	$715	$810	$822
Due after one year through five years	9,921	9,395	13,026	13,378
Due after five years through ten years	89,921	81,819	50,785	52,357
Due after ten years	483,707	441,943	773,985	781,313
	584,267	533,872	838,606	847,870
Mortgage-backed securities	1,581,452	1,348,997	1,016,478	1,017,029
Total securities AFS, at fair value	$2,165,719	$1,882,869	$1,855,084	$1,864,899

	At September 30,
(Dollars in thousands)	2022		2021
Securities HTM at Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after ten years	$39,093	$35,903	$52,944	$52,576
	39,093	35,903	52,944	52,576
Mortgage-backed securities	2,589	2,268	3,725	3,815
Total securities HTM, at cost	$41,682	$38,171	$56,669	$56,391

Activity related to the sale of securities available for sale is summarized below.

	Fiscal Year Ended September 30,
(Dollars in thousands)	2022	2021	2020
Available For Sale
Proceeds from sales	$265,951	$50,468	$4,904
Gross gains on sales	1,742	179	51
Gross losses on sales	1,588	173	—
Net gain (loss) on securities AFS	$154	$6	$51

There was no activity related to the sale of securities held to maturity during the fiscal years ended September 30, 2022, 2021, and 2020.

No securities were pledged as collateral for public funds on deposit at September 30, 2022 and 2021. No securities were pledged as collateral for individual, trust and estate deposits at September 30, 2022 and 2021.

Equity Securities
The Company held $2.9 million and $12.7 million in marketable equity securities at September 30, 2022 and 2021, respectively. The Company recognized $3.8 million and $3.4 million in unrealized loss on marketable equity securities during the fiscal years ended September 30, 2022 and 2021, respectively, which is attributable to an investee becoming publicly traded during fiscal year 2021. All other marketable equity securities and related activity were insignificant for the fiscal years ended September 30, 2022 and 2021. There was one marketable equity security sold during fiscal year 2022 for a $0.3 million gain.

Non-marketable equity securities with a readily determinable fair value totaled $7.2 million and $4.6 million at September 30, 2022 and 2021, respectively. The Company recognized $1.1 million and $0.6 million in unrealized gains during the fiscal years ended September 30, 2022 and 2021, respectively. No such securities were sold during fiscal year 2022.

Non-marketable equity securities without readily determinable fair value totaled $18.2 million and $16.0 million at September 30, 2022 and 2021, respectively. There were four securities sold during the fiscal year ended September 30, 2022 for a $1.7 million loss.

FRB Stock
The Bank is required by federal law to subscribe to capital stock (divided into shares of $100 each) as a member of the FRB of Minneapolis with an amount equal to six per centum of the paid-up capital stock and surplus. One-half of the subscription is paid at time of application, and one-half is subject to call of the Board of Governors of the Federal Reserve System. FRB of Minneapolis stock held by the Bank totaled $19.7 million at September 30, 2022 and 2021. These equity securities are 'restricted' in that they can only be owned by member banks. At fiscal year-end 2022 and 2021, the Company pledged securities with fair values of approximately $924.2 million and $236.1 million against FRB advances, respectively.
`
Included in interest and dividend income from other investments is $1.2 million and $1.5 million related to dividend income on FRB stock for the fiscal years ended September 30, 2022 and 2021, respectively.

FHLB Stock
The Company’s borrowings from the FHLB are secured by specific investment securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.

The investments in the FHLB stock are required investments related to the Company’s membership in and current borrowings from the FHLB of Des Moines. The investments in the FHLB of Des Moines could be adversely impacted by the financial operations of the FHLB and actions of their regulator, the Federal Housing Finance Agency.

The FHLB stock is carried at cost since it is generally redeemable at par value. The carrying value of the stock held at the FHLB was $9.1 million and $8.7 million at September 30, 2022 and 2021, respectively. At fiscal year-end 2022 and 2021, the Company pledged securities with fair values of approximately $804.0 million and $644.7 million, respectively, to be used against FHLB advances. In addition, a combination of qualifying residential and other real estate loans of zero and zero were pledged as collateral at September 30, 2022 and 2021, respectively.

Included in interest and dividend income from other investments is $0.3 million, $0.2 million and $0.8 million related to dividend income on FHLB stock for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.

These equity securities are ‘restricted’ in that they can only be sold back to the respective institution from which they were acquired or another member institution at par. Therefore, FRB and FHLB stocks are less liquid than other marketable equity securities, and the fair value approximates cost.

Equity Security Impairment
The Company evaluates impairment for investments held at cost on at least an annual basis based on the ultimate recoverability of the par value. All other equity investments, including those under the equity method, are reviewed for other-than-temporary impairment on at least a quarterly basis. The Company recognized zero, $2.6 million, and $1.3 million in impairment for such investments for the fiscal years ended September 30, 2022, 2021, and 2020, respectively.

NOTE 4.  LOANS AND LEASES, NET

Loans and leases consist of the following:

	At September 30,
(Dollars in thousands)	2022	2021
Term lending	$1,090,289	$961,019
Asset based lending	351,696	300,225
Factoring	372,595	363,670
Lease financing	210,692	266,050
Insurance premium finance	479,754	428,867
SBA/USDA	359,238	247,756
Other commercial finance	159,409	157,908
Commercial finance	3,023,673	2,725,495
Consumer credit products	144,353	129,251
Other consumer finance	25,306	123,606
Consumer finance	169,659	252,857
Tax services	9,098	10,405
Warehouse finance	326,850	419,926
Community banking	—	199,132
Total loans and leases	3,529,280	3,607,815
Net deferred loan origination costs	7,025	1,748
Total gross loans and leases	3,536,305	3,609,563
Allowance for credit losses	(45,947)	(68,281)
Total loans and leases, net	$3,490,358	$3,541,282

During the fiscal years ended September 30, 2022 and 2021, the Company transferred $169.0 million and $188.6 million, respectively, of Community Banking loans to held for sale.

During the fiscal years ended September 30, 2022, the Company originated $985.3 million of other consumer finance and SBA/USDA loans held for sale. During the fiscal year ended September 30, 2021, the Company originated $601.5 million of other consumer finance, SBA/USDA, and consumer credit product loans as held for sale.

The Company sold held for sale loans resulting in proceeds of $1.06 billion and gains on sale of $3.7 million during the fiscal year ended September 30, 2022. The Company sold held for sale loans resulting in proceeds of $890.3 million and gains on sale of $8.6 million during the fiscal year ended September 30, 2021.

In connection with the Company's sale of the Bank's Community Bank division to Central Bank, the Company entered into a servicing agreement with Central Bank for the retained Community Bank loan portfolio that became effective on February 29, 2020 (the "Closing Date"). The Company recognized $0.2 million and $3.3 million for the fiscal years ended September 30, 2022 and 2021, respectively.

Since the Closing Date, the Company has entered into subsequent loan portfolio sale agreements with Central Bank and other third parties. The Company sold additional loans from the retained Community Bank portfolio in the amount of $192.5 million and $308.1 million for the fiscal years ended September 30, 2022 and 2021, respectively. All loans from the retained Community Bank portfolio have been sold as of December 31, 2021.

Loans purchased and sold by portfolio segment, including participation interests, were as follows:

	Fiscal Year Ended September 30,
(Dollars in thousands)	2022	2021
Loans Purchased
Commercial finance	$3,098	$—
Warehouse finance	112,255	308,014
Community banking	—	3,318
Total purchases	$115,353	$311,332
Loans Sold
Loans held for sale:
Commercial finance	$50,848	$89,276
Consumer finance	855,291	494,585
Community banking	153,222	308,082
Loans held for investment:
Commercial finance	15,549	—
Consumer finance	77,456	—
Community banking	30,235	13,850
Total sales	$1,182,601	$905,793

Leasing Portfolio. The net investment in direct financing and sales-type leases was comprised of the following:

	At September 30,
(Dollars in thousands)	2022	2021
Carrying amount	$216,880	$278,341
Unguaranteed residual assets	13,037	14,393
Unamortized initial direct costs	295	490
Unearned income	(19,225)	(26,684)
Total net investment in direct financing and sales-type leases	$210,987	$266,540

The components of total lease income were as follows:

	Fiscal Year Ended September 30,
(Dollars in thousands)	2022	2021
Interest income - loans and leases
Interest income on net investments in direct financing and sales-type leases	$17,081	$22,876

Leasing and equipment finance noninterest income
Lease income from operating lease payments	46,017	39,553
Profit recorded on commencement date on sales-type leases	—	337
Other(1)	5,982	4,986
Total leasing and equipment finance noninterest income	51,999	44,876
Total lease income	$69,080	$67,752
(1) Other leasing and equipment finance noninterest income consists of gains (losses) on sales of leased equipment, fees and service charges on leases and gains (losses) on sales of leases.

Undiscounted future minimum lease payments receivable for direct financing and sales-type leases, and a reconciliation to the carrying amount recorded at September 30, 2022 were as follows:

(Dollars in thousands)
2023	$95,608
2024	66,344
2025	34,657
2026	12,714
2027	5,495
Thereafter	2,062
Total undiscounted future minimum lease payments receivable for direct financing and sales-type leases	216,880
Third-party residual value guarantees	—
Total carrying amount of direct financing and sales-type leases	$216,880

The Company did not record any contingent rental income from direct financing and sales-type leases in the fiscal year ended September 30, 2022.

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

Activity in the allowance for credit losses was as follows:

	Fiscal Year Ended September 30,
(Dollars in thousands)	2022	2021
Beginning balance	$68,281	$56,188
Impact of CECL adoption	—	12,773
Provision for credit losses	28,862	49,939
Charge-offs	(61,061)	(57,273)
Recoveries	9,865	6,654
Ending balance	$45,947	$68,281

Activity in the allowance for credit losses and balances of loans and leases by portfolio segment was as follows:

	At September 30, 2022
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$29,351	$4,850	$(12,629)	$3,049	$24,621
Asset based lending	1,726	(1,092)	(16)	432	1,050
Factoring	3,997	11,699	(11,057)	1,917	6,556
Lease financing	7,629	(2,062)	(301)	636	5,902
Insurance premium finance	1,394	597	(767)	226	1,450
SBA/USDA	2,978	863	(652)	74	3,263
Other commercial finance	1,168	142	—	—	1,310
Commercial finance	48,243	14,997	(25,422)	6,334	44,152
Consumer credit products	1,242	158	—	—	1,400
Other consumer finance	6,112	(1,607)	(4,787)	345	63
Consumer finance	7,354	(1,449)	(4,787)	345	1,463
Tax services	2	28,093	(30,852)	2,762	5
Warehouse finance	420	(93)	—	—	327
Community banking	12,262	(12,686)	—	424	—
Total loans and leases	68,281	28,862	(61,061)	9,865	45,947
Unfunded commitments(1)	690	(324)	—	—	366
Total	$68,971	$28,538	$(61,061)	$9,865	$46,313
(1) Reserve for unfunded commitments is recognized within other liabilities on the Consolidated Statements of Financial Condition.

	At September 30, 2021
(Dollars in thousands)	Beginning Balance	Impact of CECL Adoption	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for loan and lease losses:
Term lending	$15,211	$9,999	$16,944	$(14,090)	$1,287	$29,351
Asset based lending	1,406	164	933	(1,200)	423	1,726
Factoring	3,027	987	(1,192)	—	1,175	3,997
Lease financing	7,023	(556)	3,758	(2,969)	373	7,629
Insurance premium finance	2,129	(965)	(555)	(1,192)	1,977	1,394
SBA/USDA	940	2,720	(703)	—	21	2,978
Other commercial finance	182	364	622	—	—	1,168
Commercial finance	29,918	12,713	19,807	(19,451)	5,256	48,243
Consumer credit products	845	—	397	—	—	1,242
Other consumer finance	2,821	5,998	297	(3,324)	320	6,112
Consumer finance	3,666	5,998	694	(3,324)	320	7,354
Tax services	2	—	33,276	(34,354)	1,078	2
Warehouse finance	294	(1)	127	—	—	420
Community banking	22,308	(5,937)	(3,965)	(144)	—	12,262
Total loans and leases	56,188	12,773	49,939	(57,273)	6,654	68,281
Unfunded commitments(1)	32	831	(173)	—	—	690
Total	$56,220	$13,604	$49,766	$(57,273)	$6,654	$68,971
(1) Reserve for unfunded commitments is recognized within other liabilities on the Consolidated Statements of Financial Condition.

Information on loans and leases that are deemed to be collateral dependent and are evaluated individually for the ACL was as follows:

(Dollars in thousands)	At September 30, 2022	At September 30, 2021
Term lending	$2,885	$20,965
Factoring	550	1,268
Lease financing	2,787	3,882
SBA/USDA	1,199	—
Commercial finance(1)	7,421	26,115
Community banking	—	14,915
Total	$7,421	$41,030
(1) For commercial finance, collateral dependent financial assets have collateral in the form of cash, equipment, or other business assets.

Management has identified certain structured finance credits for alternative energy projects in which a substantial cash collateral account has been established to mitigate credit risk. Due to the nature of the transactions and significant cash collateral positions, these credits are evaluated individually. At September 30, 2022, the balance of these pass rated cash collateral loans totaled $120.7 million.

In response to the ongoing COVID-19 pandemic, the Company allowed modifications, such as payment deferrals and temporary forbearance, to credit-worthy borrowers who are experiencing temporary hardship due to the effects of COVID-19. Up to January 1, 2022, when this relief ended, if all payments were less than 30 days past due prior to the onset of the pandemic effects, the loan or lease was not be reported as past due during the deferral or forbearance period. As of September 30, 2022, the Company had no loans and leases that were in active deferment. These modifications consisted solely of payment deferrals ranging from 30 days to six months. These modifications are in line with applicable regulatory guidelines and, therefore, they are not reported as troubled debt restructurings.

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

Loans and leases, or portions thereof, are generally charged off when collection of principal becomes doubtful. Typically, this is associated with a delay or shortfall in payments of 210 days or more for commercial insurance premium finance, 180 days or more for the purchased student loan portfolios, 120 days or more for consumer credit products and leases, and 90 days or more for community banking loans and commercial finance loans. Action is taken to charge off electronic return originator ("ERO") loans if such loans have not been collected by the end of June and refund advance loans if such loans have not been collected by the end of the calendar year. Nonaccrual loans and troubled debt restructurings are generally individually evaluated for expected credit losses.

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

The Company has various portfolios of consumer finance and tax services loans that present unique risks that are statistically managed. Due to the unique risks associated with these portfolios, the Company monitors other credit quality indicators in their evaluation of the appropriateness of the allowance for credit losses on these portfolios, and as such, these loans are not included in the asset classification table below. The outstanding balances of consumer finance loans and tax services loans were $169.7 million and $9.1 million at September 30, 2022, respectively, and $252.9 million and $10.4 million at September 30, 2021, respectively. The amortized cost basis of loans and leases by asset classification and year of origination was as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At September 30, 2022	2022	2021	2020	2019	2018	Prior
Term lending
Pass	$246,627	$240,018	$105,170	$60,417	$89,072	$61,229	$—	$802,533
Watch	45,539	24,318	45,052	11,698	21,077	9,799	—	157,483
Special Mention	9,500	24,885	14,300	2,861	619	242	—	52,407
Substandard	10,627	16,694	12,248	23,266	10,457	2,255	—	75,547
Doubtful	175	407	469	872	204	192	—	2,319
Total	312,468	306,322	177,239	99,114	121,429	73,717	—	1,090,289
Asset based lending
Pass	—	—	—	—	—	—	154,494	154,494
Watch	—	—	—	—	—	—	162,990	162,990
Special Mention	—	—	—	—	—	—	13,770	13,770
Substandard	—	—	—	—	—	—	20,442	20,442
Total	—	—	—	—	—	—	351,696	351,696
Factoring
Pass	—	—	—	—	—	—	254,883	254,883
Watch	—	—	—	—	—	—	86,219	86,219
Special Mention	—	—	—	—	—	—	9,174	9,174
Substandard	—	—	—	—	—	—	22,319	22,319
Total	—	—	—	—	—	—	372,595	372,595
Lease financing
Pass	7,407	38,818	31,408	26,552	12,361	823	—	117,369
Watch	8,799	17,098	10,284	6,655	2,899	151	—	45,886
Special Mention	151	6,151	2,644	481	2,876	2,811	—	15,114
Substandard	825	9,486	11,819	7,273	1,245	—	—	30,648
Doubtful	144	163	1,280	88	—	—	—	1,675
Total	17,326	71,716	57,435	41,049	19,381	3,785	—	210,692

Insurance premium finance
Pass	478,504	307	8	—	—	—	—	478,819
Watch	539	7	—	—	—	—	—	546
Special Mention	169	40	—	—	—	—	—	209
Substandard	106	46	—	—	—	—	—	152
Doubtful	14	14	—	—	—	—	—	28
Total	479,332	414	8	—	—	—	—	479,754
SBA/USDA
Pass	54,512	111,907	40,474	56,538	28,874	24,305	—	316,610
Watch	—	13,836	1,266	702	—	710	—	16,514
Special Mention	—	211	—	869	—	—	—	1,080
Substandard	4,149	10,968	4,278	—	1,094	4,545	—	25,034
Total	58,661	136,922	46,018	58,109	29,968	29,560	—	359,238
Other commercial finance
Pass	5,886	13,607	26,040	20,458	23,098	40,782	—	129,871
Substandard	—	9,538	—	—	—	20,000	—	29,538
Total	5,886	23,145	26,040	20,458	23,098	60,782	—	159,409
Warehouse finance
Pass	—	—	—	—	—	—	294,350	294,350
Special Mention	—	—	—	—	—	—	32,500	32,500
Total	—	—	—	—	—	—	326,850	326,850
Total loans and leases
Pass	792,936	404,657	203,100	163,965	153,405	127,139	703,727	2,548,929
Watch	54,877	55,259	56,602	19,055	23,976	10,660	249,209	469,638
Special Mention	9,820	31,287	16,944	4,211	3,495	3,053	55,444	124,254
Substandard	15,707	46,732	28,345	30,539	12,796	26,800	42,761	203,680
Doubtful	333	584	1,749	960	204	192	—	4,022
Total	$873,673	$538,519	$306,740	$218,730	$193,876	$167,844	$1,051,141	$3,350,523

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At September 30, 2021	2021	2020	2019	2018	2017	Prior
Term lending
Pass	$362,443	$192,305	$63,708	$34,381	$3,195	$1,236	$—	$657,268
Watch	63,046	71,701	32,941	21,419	76	3,628	—	192,811
Special Mention	6,422	26,673	4,821	932	70	633	—	39,551
Substandard	18,569	16,810	26,920	3,529	928	641	—	67,397
Doubtful	252	1,673	1,756	311	—	—	—	3,992
Total	450,732	309,162	130,146	60,572	4,269	6,138	—	961,019
Asset based lending
Pass	—	—	—	—	—	—	185,432	185,432
Watch	—	—	—	—	—	—	52,072	52,072
Special Mention	—	—	—	—	—	—	43,135	43,135
Substandard	—	—	—	—	—	—	19,586	19,586
Total	—	—	—	—	—	—	300,225	300,225
Factoring
Pass	—	—	—	—	—	—	294,124	294,124

Watch	—	—	—	—	—	—	17,984	17,984
Special Mention	—	—	—	—	—	—	33,035	33,035
Substandard	—	—	—	—	—	—	18,527	18,527
Total	—	—	—	—	—	—	363,670	363,670
Lease financing
Pass	54,434	73,629	17,153	7,511	1,857	203	—	154,787
Watch	22,061	20,455	9,274	2,739	1,454	—	—	55,983
Special Mention	15,402	20,595	4,148	1,546	61	—	—	41,752
Substandard	479	4,765	4,981	831	25	—	—	11,081
Doubtful	—	6	2,402	38	1	—	—	2,447
Total	92,376	119,450	37,958	12,665	3,398	203	—	266,050
Insurance premium finance
Pass	428,131	144	9	—	—	—	—	428,284
Watch	262	5	—	—	—	—	—	267
Special Mention	58	5	—	—	—	—	—	63
Substandard	68	107	—	—	—	—	—	175
Doubtful	58	20	—	—	—	—	—	78
Total	428,577	281	9	—	—	—	—	428,867
SBA/USDA
Pass	110,122	37,006	14,461	12,760	6,525	3,779	—	184,653
Watch	—	20,431	1,996	1,670	1,394	298	—	25,789
Special Mention	—	8,333	214	3,348	177	919	—	12,991
Substandard	—	3,812	9,550	8,079	2,169	713	—	24,323
Total	110,122	69,582	26,221	25,857	10,265	5,709	—	247,756
Other commercial finance
Pass	56,957	642	5,786	6,075	3,345	60,965	—	133,770
Watch	—	17,404	3,409	451	—	—	—	21,264
Substandard	466	—	—	273	837	1,299	—	2,875
Total	57,423	18,046	9,195	6,799	4,182	62,264	—	157,909
Warehouse finance
Pass	—	—	—	—	—	—	419,926	419,926
Total	—	—	—	—	—	—	419,926	419,926
Community banking
Pass	—	—	4,159	—	5,683	472	—	10,314
Watch	—	10,134	—	10,854	6,133	—	—	27,121
Special Mention	—	—	35,916	—	—	—	—	35,916
Substandard	—	119	49,449	50,626	13,933	6,110	—	120,237
Doubtful	—	122	—	5,422	—	—	—	5,544
Total	—	10,375	89,524	66,902	25,749	6,582	—	199,132
Total loans and leases
Pass	1,012,088	303,727	105,274	60,727	20,605	66,655	899,481	2,468,557
Watch	85,369	140,131	47,620	37,132	9,057	3,926	70,056	393,291
Special Mention	21,882	55,606	45,099	5,826	307	1,552	76,171	206,443
Substandard	19,584	25,613	90,900	63,338	17,891	8,762	38,113	264,201
Doubtful	310	1,822	4,158	5,770	1	—	—	12,061
Total	$1,139,233	$526,899	$293,051	$172,793	$47,861	$80,895	$1,083,821	$3,344,553

Past due loans and leases were as follows:

	At September 30, 2022
	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Nonaccrual Balance	Total
Loans held for sale	$—	$—	$—	$—	$21,071	$21,071	$—	$—	$—

Term lending	14,066	2,576	4,458	21,100	1,069,189	1,090,289	2,035	7,576	9,611
Asset based lending	—	—	68	68	351,628	351,696	39	29	68
Factoring	—	—	—	—	372,595	372,595	—	569	569
Lease financing	8,265	2,253	1,714	12,232	198,460	210,692	440	3,750	4,190
Insurance premium finance	2,550	1,379	1,628	5,557	474,197	479,754	1,628	—	1,628
SBA/USDA	—	—	—	—	359,238	359,238	—	1,451	1,451
Other commercial finance	—	—	—	—	159,409	159,409	—	—	—
Commercial finance	24,881	6,208	7,868	38,957	2,984,716	3,023,673	4,142	13,375	17,517
Consumer credit products	3,209	2,558	2,669	8,436	135,917	144,353	2,669	—	2,669
Other consumer finance	113	51	124	288	25,018	25,306	124	—	124
Consumer finance	3,322	2,609	2,793	8,724	160,935	169,659	2,793	—	2,793
Tax services	—	—	8,873	8,873	225	9,098	8,873	—	8,873
Warehouse finance	—	—	—	—	326,850	326,850	—	—	—
Total loans and leases held for investment	28,203	8,817	19,534	56,554	3,472,726	3,529,280	15,808	13,375	29,183
Total loans and leases	$28,203	$8,817	$19,534	$56,554	$3,493,797	$3,550,351	$15,808	$13,375	$29,183

	At September 30, 2021
	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Nonaccrual Balance	Total
Loans held for sale	$—	$—	$—	$—	$56,194	$56,194	$—	$—	$—

Term lending	11,879	2,703	5,452	20,034	940,985	961,019	2,558	14,904	17,462
Asset based lending	—	—	—	—	300,225	300,225	—	—	—
Factoring	—	—	—	—	363,670	363,670	—	1,268	1,268
Lease financing	4,909	3,336	8,401	16,646	249,404	266,050	8,345	3,158	11,503
Insurance premium finance	1,415	375	599	2,389	426,478	428,867	599	—	599
SBA/USDA	66	974	987	2,027	245,729	247,756	987	—	987
Other commercial finance	—	—	—	—	157,908	157,908	—	—	—
Commercial finance	18,269	7,388	15,439	41,096	2,684,399	2,725,495	12,489	19,330	31,819
Consumer credit products	713	527	511	1,751	127,500	129,251	511	—	511
Other consumer finance	963	285	725	1,973	121,633	123,606	725	—	725
Consumer finance	1,676	812	1,236	3,724	249,133	252,857	1,236	—	1,236
Tax services	—	—	7,962	7,962	2,443	10,405	7,962	—	7,962
Warehouse finance	—	—	—	—	419,926	419,926	—	—	—
Community banking	—	—	—	—	199,132	199,132	—	14,915	14,915
Total loans and leases held for investment	19,945	8,200	24,637	52,782	3,555,033	3,607,815	21,687	34,245	55,932
Total loans and leases	$19,945	$8,200	$24,637	$52,782	$3,611,227	$3,664,009	$21,687	$34,245	$55,932

Nonaccrual loans and leases by year of origination at September 30, 2022 were as follows:

	Amortized Cost Basis
	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior
Term lending	$251	$1,110	$1,964	$989	$3,096	$166	$—	$7,576	$2,885
Asset based lending	—	—	—	—	—	—	29	29	—
Factoring	—	—	—	—	—	—	569	569	550
Lease financing	977	310	2,442	13	8	—	—	3,750	—
SBA/USDA	—	—	1,199	—	—	252	—	1,451	1,199
Commercial finance	1,228	1,420	5,605	1,002	3,104	418	598	13,375	4,634
Total nonaccrual loans and leases	$1,228	$1,420	$5,605	$1,002	$3,104	$418	$598	$13,375	$4,634

Nonaccrual loans and leases by year of origination at September 30, 2021 were as follows:

	Amortized Cost Basis
	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior
Term lending	$131	$3,812	$10,072	$756	$133	$—	$—	$14,904	$12,103
Asset based lending	—	—	—	—	—	—	—	—	—
Factoring	—	—	—	—	—	—	1,268	1,268	1,268
Lease financing	—	30	2,471	632	25	—	—	3,158	541
Commercial finance	131	3,842	12,543	1,388	158	—	1,268	19,330	13,912
Community banking	—	242	—	14,673	—	—	—	14,915	—
Total nonaccrual loans and leases	$131	$4,084	$12,543	$16,061	$158	$—	$1,268	$32,245	$13,912

Loans and leases that are 90 days or more delinquent and accruing by year of origination at September 30, 2022 were as follows:

	Amortized Cost Basis
	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior
Term lending	$207	$720	$716	$130	$70	$192	$—	$2,035
Asset based lending	—	—	—	—	—	—	39	39
Lease financing	8	158	98	131	45	—	—	440
Insurance premium finance	1,513	110	5	—	—	—	—	1,628
Commercial finance	1,728	988	819	261	115	192	39	4,142
Consumer credit products	2,123	481	42	23	—	—	—	2,669
Other consumer finance	—	124	—	—	—	—	—	124
Consumer finance	2,123	605	42	23	—	—	—	2,793
Tax services	8,873	—	—	—	—	—	—	8,873
Total 90 days or more delinquent and accruing	$12,724	$1,593	$861	$284	$115	$192	$39	$15,808

Loans and leases that are 90 days or more delinquent and accruing by year of origination at September 30, 2021 were as follows:

	Amortized Cost Basis
	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior
Term lending	$2,546	$—	$12	$—	$—	$—	$—	$2,558
Lease financing	429	7,558	224	99	31	4	—	8,345
Insurance premium finance	468	131	—	—	—	—	—	599
SBA/USDA	—	987	—	—	—	—	—	987
Commercial finance	3,443	8,676	236	99	31	4	—	12,489
Consumer credit products	206	77	224	3	—	—	—	510
Other consumer finance	—	—	—	—	—	725	—	725
Consumer finance	206	77	224	3	—	725	—	1,235
Tax services	7,962	—	—	—	—	—	—	7,962
Total 90 days or more delinquent and accruing	$11,611	$8,753	$460	$102	$31	$729	$—	$21,686

Certain loans and leases 90 days or more past due as to interest or principal continue to accrue because they are (1) well-secured and in the process of collection or (2) consumer loans exempt under regulatory rules from being classified as non-accrual until later delinquency, usually 120 days past due.

The following table provides the average recorded investment in nonaccrual loans and leases:

	Fiscal Year Ended September 30,
(Dollars in thousands)	2022	2021
Term lending	$11,320	$14,623
Asset based lending	3,754	444
Factoring	6,344	757
Lease financing	3,278	3,029
SBA/USDA	1,244	550
Commercial finance	25,940	19,403
Community banking	—	16,231
Total loans and leases	$25,940	$35,634

The recognized interest income on the Company's nonaccrual loans and leases for the fiscal years ended September 30, 2022 and 2021 was not significant.

The Company’s troubled debt restructurings ("TDRs") typically involve forgiving a portion of interest or principal on existing loans, making loans at a rate materially less than current market rates, or extending the term of the loan. There were $10.5 million of commercial finance loans and $0.9 million of consumer finance loans that were modified in a TDR during the fiscal year ended September 30, 2022, all of which were modified to extend the term of the loan. There were $5.9 million of commercial finance loans and $0.3 million of consumer finance loans that were modified in a TDR during the fiscal year ended September 30, 2021.

During the fiscal year ended September 30, 2022, the Company had $5.2 million of commercial finance loans and $1.1 million of consumer finance loans that were modified in a TDR within the previous 12 months and for which there was a payment default. During the fiscal year ended September 30, 2021, the Company had $3.4 million of commercial finance loans and $0.3 million of consumer finance loans that were modified in a TDR within the previous 12 months and for which there was a payment default. TDR net charge-offs and the impact of TDRs on the Company's allowance for credit losses were insignificant during the fiscal years ended September 30, 2022 and September 30, 2021.

NOTE 5.  EARNINGS PER COMMON SHARE ("EPS")

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

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted earnings per share is presented below.

	Fiscal Year Ended September 30,
(Dollars in thousands, except per share data)	2022	2021	2020
Basic income per common share:
Net income attributable to Pathward Financial, Inc.	$156,386	$141,708	$104,720
Dividends and undistributed earnings allocated to participating securities	(2,565)	(2,698)	(2,414)
Basic net earnings available to common stockholders	153,821	139,010	102,306
Undistributed earnings allocated to nonvested restricted stockholders	2,468	2,575	2,249
Reallocation of undistributed earnings to nonvested restricted stockholders	(2,468)	(2,573)	(2,249)
Diluted net earnings available to common stockholders	$153,821	$139,012	$102,306

Total weighted-average basic common shares outstanding	29,227,071	31,729,596	34,829,971
Effect of dilutive securities(1)
Stock options	—	—	—
Performance share units	5,176	21,926	—
Total effect of dilutive securities	5,176	21,926	—
Total weighted-average diluted common shares outstanding	29,232,247	31,751,522	34,829,971

Net earnings per common share:
Basic earnings per common share	$5.26	$4.38	$2.94
Diluted earnings per common share(2)	$5.26	$4.38	$2.94
(1) Represents the effect of the assumed exercise of stock options and vesting of performance share units and restricted stock, as applicable, utilizing the treasury stock method.
(2) Excluded from the computation of diluted earnings per share for the fiscal years ended September 30, 2022, 2021, and 2020, respectively, were 487,476, 615,811, and 821,738 weighted average shares of nonvested restricted stock because their inclusion would be anti-dilutive.

NOTE 6.  PREMISES, FURNITURE, AND EQUIPMENT, NET

Premises, furniture, and equipment consists of the following:

	At September 30,
(Dollars in thousands)	2022	2021
Land	$1,354	$1,354
Buildings	21,300	21,196
Furniture, fixtures, and equipment	56,631	76,662
	79,285	99,212
Less: accumulated depreciation and amortization	(37,575)	(54,324)
Net book value	$41,710	$44,888

Depreciation expense of premises, furniture and equipment included in occupancy and equipment expense was approximately $11.3 million, $9.6 million and $9.2 million for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.

NOTE 7.  RENTAL EQUIPMENT, NET

Rental equipment consists of the following:

	At September 30,
(Dollars in thousands)	2022	2021
Computers and IT networking equipment	$21,669	$17,683
Motor vehicles and other	107,648	87,396
Other furniture and equipment	34,254	48,828
Solar panels and equipment	133,765	125,457
Total	297,336	279,364

Accumulated depreciation	(94,355)	(67,825)
Unamortized initial direct costs	1,390	1,577
Net book value	$204,371	$213,116

Future minimum lease payments expected to be received for operating leases at September 30, 2022 were as follows:

(Dollars in thousands)
2023	$39,286
2024	30,807
2025	23,158
2026	14,651
2027	8,454
Thereafter	9,704
Total	$126,060

NOTE 8.  GOODWILL AND INTANGIBLE ASSETS

The Company held a total of $309.5 million of goodwill at September 30, 2022. The recorded goodwill is a result of multiple business combinations that occurred from 2015 to 2018. The Company did not enter into any business combinations in the fiscal year ended September 30, 2022. There have been no changes to the carrying amount of goodwill during the fiscal years ended September 30, 2022 and 2021.

The changes in the carrying amount of the Company's intangible assets were as follows:

(Dollars in thousands)	Trademark(1)	Non-Compete	Customer Relationships(2)	All Others(3)	Total
Intangible Assets
At September 30, 2021	$9,823	$40	$17,868	$5,417	$33,148
Acquisitions during the period	—	—	—	1	1
Amortization during the period	(1,218)	(40)	(4,803)	(524)	(6,585)
Write-offs during the period	—	—	(670)	(203)	(873)
At September 30, 2022	$8,605	$—	$12,395	$4,691	$25,691

Gross carrying amount	$14,624	$2,481	$82,088	$9,940	$109,133
Accumulated amortization	(6,019)	(2,481)	(58,775)	(5,031)	(72,306)
Accumulated impairment	—	—	(10,918)	(218)	(11,136)
At September 30, 2022	$8,605	$—	$12,395	$4,691	$25,691

At September 30, 2020	$10,901	$422	$24,333	$6,036	$41,692
Acquisitions during the period	—	—	—	24	24
Amortization during the period	(1,078)	(382)	(6,465)	(620)	(8,545)
Write-offs during the period	—	—	—	(23)	(23)
At September 30, 2021	$9,823	$40	$17,868	$5,417	$33,148

Gross carrying amount	$14,624	$2,481	$82,088	$10,142	$109,335
Accumulated amortization	(4,801)	(2,441)	(53,972)	(4,507)	(65,721)
Accumulated impairment	—	—	(10,248)	(218)	(10,466)
At September 30, 2021	$9,823	$40	$17,868	$5,417	$33,148
(1) Book amortization period of 5-15 years.Amortized using the straight line and accelerated methods.
(2) Book amortization period of 10-30 years. Amortized using the accelerated method.
(3) Book amortization period of 3-20 years. Amortized using the straight line method.

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in the subsequent fiscal years at September 30, 2022 was as follows:

(Dollars in thousands)
2023	$4,937
2024	4,123
2025	3,561
2026	3,215
2027	2,569
Thereafter	7,286
Total anticipated intangible amortization	$25,691

There was a $0.7 million impairment to intangible assets for the fiscal year ended September 30, 2022 and no impairment for the fiscal year ended September 30, 2021. Intangible impairment expense is recorded within the impairment expense line of the Consolidated Statements of Operations.

NOTE 9. OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease ROU assets, included in other assets, were $30.1 million and $34.4 million at September 30, 2022 and 2021, respectively.

Operating lease liabilities, included in accrued expenses and other liabilities, were $32.1 million and $36.5 million at September 30, 2022 and 2021, respectively.

Undiscounted future minimum operating lease payments and a reconciliation to the amount recorded as operating lease liabilities at September 30, 2022 were as follows:

(Dollars in thousands)
2023	$3,946
2024	3,913
2025	3,718
2026	3,195
2027	3,092
Thereafter	18,639
Total undiscounted future minimum lease payments	36,503
Discount	(4,448)
Total operating lease liabilities	$32,055

The weighted-average discount rate and remaining lease term for operating leases at September 30, 2022 were as follows:

Weighted-average discount rate	2.35%
Weighted-average remaining lease term (years)	10.41

The components of total lease costs for operating leases were as follows:

	Fiscal Year Ended September 30,
(Dollars in thousands)	2022	2021
Lease expense	$4,431	$4,310
Short-term and variable lease cost	194	193
ROU asset impairment	670	224
Sublease income	(1,267)	(591)
Total lease cost for operating leases	$4,028	$4,136

NOTE 10.  TIME CERTIFICATES OF DEPOSIT

Time certificates of deposit in denominations of $250,000 or more were approximately $6.2 million and $24.9 million at September 30, 2022, and 2021, respectively.

Scheduled maturities of time certificates of deposit at September 30, 2022 were as follows for the fiscal years ending:

(Dollars in thousands)
2023	$5,947
2024	1,807
2025	—
2026	—
2027	—
Thereafter	—
Total(1)	$7,754
(1) As of September 30, 2022, the Company had $0.1 million of certificates of deposit which were recorded in wholesale deposits on the Consolidated Statements of Financial Condition.

Under the Dodd-Frank Act, IRA and non-IRA deposit accounts are insured up to $250,000 by the DIF under management of the FDIC.

NOTE 11.  SHORT-TERM AND LONG-TERM BORROWINGS

Short-Term Borrowings

The Company had no short-term borrowing at September 30, 2022 and 2021.

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

At September 30, 2022 and 2021, the Bank pledged securities with fair values of approximately $804.0 million and $644.7 million, respectively, to be used against FHLB advances as needed. In addition, no qualifying real estate loans were pledged as collateral at September 30, 2022 and 2021.

The Company had no securities sold under agreements to repurchase at September 30, 2022 and 2021.

At September 30, 2022 and 2021, the Company did not have any securities pledged as collateral for securities sold under agreements to repurchase.

Long-Term Borrowings

	At September 30,
(Dollars in thousands)	2022	2021
Trust preferred securities	13,661	13,661
Subordinated debentures, net of issuance costs	20,000	73,980
Other long-term borrowings(1)	2,367	5,193
Total	$36,028	$92,834
(1) Includes $2.4 million and $5.1 million of discounted leases and none and $0.1 million of finance lease obligations at September 30, 2022 and 2021, respectively.

Scheduled maturities of the Company's long-term borrowings at September 30, 2022 were as follows for the fiscal years ending:

(Dollars in thousands)	Trust preferred securities	Subordinated debentures	Other long-term borrowings	Total
2023	$—	$—	$603	$603
2024	—	—	1,764	1,764
2025	—	—	—	—
2026	—	—	—	—
2027	—	—	—	—
Thereafter	13,661	20,000	—	33,661
Total long-term borrowings	$13,661	$20,000	$2,367	$36,028

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

The Company issued all of the 10,310 authorized shares of trust preferred securities of First Midwest Financial Capital Trust I holding solely securities. Distributions are paid semi-annually. Cumulative cash distributions are calculated at a variable rate of LIBOR plus 3.75% (7.98% at September 30, 2022, and 3.93% at September 30, 2021), not to exceed 12.5%. The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond July 25, 2031. At the end of any deferral period, all accumulated and unpaid distributions are required to be paid. The capital securities are required to be redeemed on July 25, 2031; however, the Company has a semi-annual option to shorten the maturity date. The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption.

Holders of the capital securities have no voting rights, are unsecured and rank junior in priority of payment to all of the Company’s indebtedness and senior to the Company’s common stock.

Although the securities issued by the Trust are not included as a component of stockholders’ equity, the securities are treated as capital for regulatory purposes, subject to certain limitations.

Through the Crestmark Acquisition, the Company acquired $3.4 million in floating rate capital securities due to Crestmark Capital Trust I, a 100%-owned nonconsolidated subsidiary of the Company. The subordinated debentures bear interest at LIBOR plus 3.00%, have a stated maturity of 30 years and are redeemable by the Company at par, with regulatory approval. The interest rate is reset quarterly at distribution dates in February, May, August, and November. The interest rate as of September 30, 2022 was 6.75%. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.
The Company redeemed its $75.0 million of 5.75% fixed-to-floating rate subordinated debentures on May 15, 2022 with payment of $75.0 million principal and approximately $1.0 million interest. On September 23, 2022, the Company completed a private placement of $20.0 million of its 6.625% fixed-to-floating rate subordinated debentures due 2032 to certain qualified institutional buyers and accredited investors. These notes will mature on September 30, 2032, unless earlier redeemed. Beginning on September 30, 2027, the notes may be redeemed, in whole or in part, at the Company's option subject to regulatory approval, on any scheduled interest payment date. Prior to September 30, 2027, the notes may be redeemed, in whole but not in part, at any time upon certain other specified events. At September 30, 2022, the Company had $20.0 million in aggregate principal amount in subordinated debentures remains outstanding.

NOTE 12.  STOCKHOLDERS' EQUITY

Repurchase of Common Stock
The Company's Board of Directors authorized the November 20, 2019 share repurchase program to repurchase up to 7,500,000 shares of the Company's outstanding common stock. This authorization is effective from November 21, 2019 through December 31, 2022. All remaining shares available for repurchase under this program were repurchased during the fiscal 2022 first quarter. On September 7, 2021, the Company's Board of Directors announced a share repurchase program to repurchase up to an additional 6,000,000 shares of the Company's outstanding common stock. This authorization is effective from September 3, 2021 through September 30, 2024. During the fiscal years ended September 30, 2022 and 2021, the Company repurchased 3,020,899 and 2,833,755 shares, respectively, as part of the share repurchase programs.
Under the repurchase programs, repurchased shares were retired and designated as authorized but unissued shares. The Company accounts for repurchased shares using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. As of September 30, 2022, 4,294,977 shares of common stock remained available for repurchase.
For the fiscal years ended September 30, 2022, and 2021, the Company also repurchased 73,522 and 101,481 shares, or $4.0 million and $2.9 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Repurchase of Treasury Stock
The Company accounts for the retirement of repurchased shares, including treasury stock, using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. The Company retired zero and 203,224 shares of common stock held in treasury during the fiscal years ended September 30, 2022 and 2021, respectively.

NOTE 13.  STOCK COMPENSATION

The Company maintains the Pathward Financial, Inc. 2002 Omnibus Incentive Plan, as amended and restated (the "2002 Omnibus Incentive Plan"), which, among other things, provides for the awarding of stock options, nonvested (restricted) shares, and performance share units ("PSUs") to certain officers and directors of the Company. Awards are granted by the Compensation Committee of the Board of Directors based on the performance of the award recipients or other relevant factors.

At grant date, the fair value of options awarded to recipients is estimated using a Black-Scholes valuation model. The exercise price of stock options equals the fair market value of the underlying stock at the date of grant. Options are issued for a period of 10 years with 100% vesting generally occurring either at grant date or over a period of four years. There were no options granted during the fiscal years ended September 30, 2022, 2021 or 2020. The intrinsic value of options exercised during the fiscal years ended September 30, 2022, 2021 and 2020 were zero, zero and $1.0 million, respectively.

Shares have previously been granted each year to executives and senior leadership members under the applicable Company incentive plan. These shares vest at various times ranging from immediately to four years based on circumstances at time of grant. The fair value is determined based on the fair market value of the Company’s stock on the grant date. Director shares are issued to the Company’s directors, and these shares vest immediately. The total fair value of director’s shares granted during the fiscal years ended September 30, 2022, 2021 and 2020 was $0.0 million, $1.0 million and $0.8 million, respectively.

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

In addition to the Company’s 2002 Omnibus Incentive Plan, the Company also maintains the 1995 Stock Option and Incentive Plan. No new options were, or could have been, awarded under the 1995 plan during the fiscal years ended September 30, 2022, 2021 or 2020. Furthermore, no options were outstanding during the year.

In addition, during the first and second quarters of fiscal 2017, shares were granted to certain executive officers of the Company in connection with their signing of employment agreements with the Company. These stock awards vest in equal installments over eight years.

The following tables show the activity of options and share awards (including shares of restricted stock subject to vesting, fully-vested restricted stock, and PSUs) granted, exercised or forfeited under all of the Company’s option and incentive plans during the fiscal year ended September 30, 2022 and 2021.

There was no activity of options during the fiscal years ended September 30, 2022 and 2021 and zero were outstanding or exercisable at September 30, 2022 and 2021.

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Fair Value at Grant
Nonvested shares outstanding, September 30, 2021	547,063	$30.22
Granted	178,631	55.56
Vested	(230,323)	35.70
Forfeited or expired	(21,023)	43.45
Nonvested shares outstanding, September 30, 2022	474,348	$36.52

Nonvested shares outstanding, September 30, 2020	790,083	$30.03
Granted	190,187	30.88
Vested	(329,409)	30.32
Forfeited or expired	(103,798)	29.66
Nonvested shares outstanding, September 30, 2021	547,063	$30.22

(Dollars in thousands, except per share data)	Number of Units	Weighted Average Fair Value at Grant
Performance share units outstanding, September 30, 2021	60,984	$34.03
Granted(1)	35,705	57.20
Vested	—	—
Forfeited or expired	—	—
Performance share units outstanding, September 30, 2022	96,689	$42.59
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

The following table shows the effect to income, net of tax benefits, of share-based compensation expense recorded:

	Fiscal Year Ended September 30,
(Dollars in thousands)	2022	2021	2020
Total employee stock-based compensation expense recognized in income, net of tax effects of $2,181, $1,562, and $2,567, respectively	$7,824	$5,290	$7,656

As of September 30, 2022, stock-based compensation expense not yet recognized in income totaled $6.5 million, which is expected to be recognized over a weighted-average remaining period of 1.48 years.

NOTE 14.  INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return on a fiscal year basis. The provision for income taxes were as follows:

	Fiscal Year Ended September 30,
(Dollars in thousands)	2022	2021	2020
Federal:
Current	$5,657	$6,402	$3,148
Deferred	12,900	(3,909)	(4,505)
	18,557	2,493	(1,357)
State:
Current	4,720	5,938	4,860
Deferred	4,687	2,270	2,158
	9,407	8,208	7,018
Income tax expense (benefit)	$27,964	$10,701	$5,661

The tax effects of the Company's temporary differences that give rise to significant portions of its deferred tax assets and liabilities were:

	At September 30,
(Dollars in thousands)	2022	2021
Deferred tax assets:
Bad debts	$10,636	$15,946
Deferred compensation	2,652	3,733
Stock based compensation	3,521	3,314
Valuation adjustments	3,047	4,111
General business credits(1)	52,684	49,196
Accrued expenses	1,948	2,780
Lease liability	8,074	9,206
Net unrealized losses on securities available for sale	71,336	—
Other assets	2,662	4,253
	156,560	92,539
Deferred tax liabilities:
Premises and equipment	(3,148)	(3,328)
Intangibles	(4,099)	(3,032)
Net unrealized gains on securities available for sale	—	(2,471)
Leased assets	(58,592)	(46,355)
Right-of-use assets	(7,758)	(8,877)
Other liabilities	(1,170)	(3,303)
	(74,767)	(67,366)
Net deferred tax assets	$81,793	$25,173
(1) The general business credits are investment tax credits generated from qualified solar energy property placed in service during the fiscal years ended September 30, 2022 and 2021. These credits expire on September 30, 2042 and 2041, respectively.

As of September 30, 2022, the Company had a gross deferred tax asset of $2.9 million for separate company state cumulative net operating loss carryforwards, for which $2.9 million was reserved. At September 30, 2021, the Company had a gross deferred tax asset of $2.7 million for separate company state cumulative net operating loss carryforwards, for which $2.7 million was reserved. These state operating loss carryforwards will expire in various subsequent periods.

In general, management believes that the realization of its deferred tax assets is more likely than not based on the expectations as to future taxable income; therefore, there was no deferred tax valuation allowance at September 30, 2022, or 2021 with the exception of the state cumulative net operating loss carryforwards discussed above.

The table below reconciles the statutory federal income tax expense and rate to the effective income tax expense and rate for the fiscal years presented. The Company's effective tax rate is calculated by dividing income tax expense by income before income tax expense.

	Fiscal Year Ended September 30,
	2022		2021		2020
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Statutory federal income tax expense and rate	$38,714	21.0%	$32,854	21.0%	$24,151	21.0%
Change in tax rate resulting from:
State income taxes net of federal benefits	7,413	4.0%	6,452	4.1%	5,444	4.7%
162(m) disallowance	1,125	0.4%	686	0.4%	1,129	1.0%
Tax exempt income	(743)	(0.4)%	(835)	(0.5)%	(1,212)	(1.0)%
General business credits	(17,589)	(9.5)%	(26,945)	(17.2)%	(22,284)	(19.4)%
Other, net	(956)	(0.3)%	(1,511)	(1.0)%	(1,567)	(1.4)%
Income tax expense	$27,964	15.2%	$10,701	6.8%	$5,661	4.9%

The Company uses the flow through method of accounting for investment tax credits under which the credits are recognized as a reduction to income tax expense in the period in which the credit arises. During the fiscal years ended September 30, 2022, 2021, and 2020, $16.8 million, $26.5 million, and $20.5 million in investment tax credits were recognized as a reduction to income tax expense, respectively.

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

The tax years ended September 30, 2019 and later remain subject to examination by the Internal Revenue Service. For state purposes, the tax years ended September 30, 2019 and later remain open for examination, with few exceptions.

A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits follows:

	At September 30,
(Dollars in thousands)	2022	2021
Balance at beginning of fiscal year	$777	$1,091
Additions (reductions) for tax positions related to prior years	(132)	(314)
Balance at end of fiscal year	$645	$777

The total amount of unrecognized tax benefits that, if recognized, would impact the effective rate was $699,000 as of September 30, 2022. The Company recognizes interest related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest related to unrecognized tax benefits was $145,000 as of September 30, 2022. The Company does not anticipate any significant change in the total amount of unrecognized tax benefits within the next 12 months.

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

The Capital Rules require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined). At September 30, 2022, the Company and the Bank exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements. The Company and the Bank made the accumulated other comprehensive income (“AOCI”) opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.

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

	Company	Bank	Minimum to be Adequately Capitalized Under Prompt Corrective Action Provisions	Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
At September 30, 2022
Tier 1 leverage capital ratio	8.10%	8.19%	4.00%	5.00%
Common equity Tier 1 capital ratio	12.07	12.55	4.50	6.50
Tier 1 capital ratio	12.39	12.55	6.00	8.00
Total capital ratio	13.88	13.57	8.00	10.00

At September 30, 2021
Tier 1 leverage capital ratio	7.67%	8.69%	4.00%	5.00%
Common equity Tier 1 capital ratio	12.12	14.11	4.50	6.50
Tier 1 capital ratio	12.46	14.13	6.00	8.00
Total capital ratio	15.45	15.38	8.00	10.00

The following table provides a reconciliation of the amounts included in the table above for the Company.

(Dollars in thousands)	Standardized Approach(1) September 30, 2022
Total stockholders' equity	$645,140
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	299,186
LESS: Certain other intangible assets	26,406
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	17,968
LESS: Net unrealized gains (losses) on available for sale securities	(211,600)
LESS: Noncontrolling interest	(30)
ADD: Adoption of Accounting Standards Update 2016-13	2,689
Common Equity Tier 1(1)	515,899
Long-term borrowings and other instruments qualifying as Tier 1	13,661
Tier 1 minority interest not included in common equity Tier 1 capital	(20)
Total Tier 1 capital	529,540
Allowance for credit losses	43,623
Subordinated debentures, net of issuance costs	20,000
Total capital	$593,163
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

(Dollars in thousands)	At September 30, 2022
Total stockholders' equity	$645,140
LESS: Goodwill	309,505
LESS: Intangible assets	25,691
Tangible common equity	309,944
LESS: AOCI	(213,080)
Tangible common equity excluding AOCI	$523,024

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

(Dollars in thousands)	Consumer		Commercial		Corporate Services/Other		Consolidated Company
Fiscal Year Ended September 30,	2022	2021	2022	2021	2022	2021	2022	2021
Net interest income(1)	$98,366	$91,489	$187,209	$173,969	$21,749	$13,533	$307,324	$278,991
Noninterest income:
Refund transfer product fees	39,809	37,967	—	—	—	—	39,809	37,967
Refund advance fee income(1)	40,557	47,639	—	—	—	—	40,557	47,639
Payment card and deposit fees	104,684	107,182	—	—	—	—	104,684	107,182
Other bank and deposit fees	—	—	1,020	917	29	22	1,049	939
Rental income(1)	—	18	46,023	39,398	535	—	46,558	39,416
Gain (loss) on sale of securities(1)	—	—	—	—	(1,287)	6	(1,287)	6
Gain on trademarks(1)	—	—	—	—	50,000	—	50,000	—
Gain (loss) on sale of other(1)	—	—	8,782	12,622	(13,702)	(1,107)	(4,920)	11,515
Other income(1)	4,202	2,902	12,587	8,876	568	14,462	17,357	26,240
Total noninterest income	189,252	195,708	68,412	61,813	36,143	13,383	293,807	270,904
Revenue	$287,618	$287,197	$255,621	$235,782	$57,892	$26,916	$601,131	$549,895
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

Refund Transfer Product Fees. Refund transfer fees are specific to the Tax Services division and reflect product fees offered by the Company through third-party tax preparers and tax preparation software providers where the Company acts as the partnering financial institution. A refund transfer allows a taxpayer to pay tax preparation and filing fees directly from their federal or state government tax refund, with the remainder of the refund being disbursed in accordance with the terms and conditions of the taxpayer agreement, which may include satisfaction of other disbursement obligations before going directly to the taxpayer via check, direct deposit, or prepaid card. Refund transfer fees are recognized by the Company immediately after the taxpayer's refund has been disbursed in accordance with the contract and is based on standalone pricing included within the terms and conditions. Certain expenses to tax preparation software providers are netted with refund transfer fee income as the Company is considered the agent in these contractual relationships. All refund transfer fees are recorded within the Consumer reporting segment.

Card Fees. Card fees relate to Payments and Tax Services divisions and consists of income from prepaid cards and merchant services, including interchange fees from prepaid cards processed through card association networks, merchant services and other card related services. Interchange rates are generally set by card association networks based on transaction volume and other factors. Since interchange fees are generated by cardholder activity, the Company recognizes the income as transactions occur. Fee income for merchant services and other card related services reflect account management and transaction fees charged to merchants for processing card association network transactions. The associated income is recognized as transactions occur or as services are performed. For the Company's internally managed prepaid card programs, fees are based on standalone pricing within the terms and conditions of the cardholder agreement. The Company is considered the principal of these relationships resulting in all fee income being presented on a gross basis within the Consolidated Statement of Operations. For the Company's sponsorship prepaid card programs where a third-party is considered the Program Manager, the fees are based on standalone pricing within the terms and conditions of the Program Agreement. For these relationships, the Company is considered the agent and certain expenses with the Program Manager, networks and associations are netted with card fee revenue. All card fee income is included in the Consumer reporting segment.

Bank and Deposit Fees. Bank and deposit fees relate to Payments and Commercial Finance divisions and consist of income from banking and deposit-related services, including account services, overdraft protection, and wire transfers. Fee income for account services is recognized over the course of the month as the performance obligation is satisfied. Fee income for overdraft protection and wire transfers is recognized point in time when such event occurs. For Payments, the fees for account services and overdraft protection are based on standalone pricing within the terms and conditions of the Program Agreement with the sponsorship partner. For these relationships, the

Company is considered the agent and certain expenses with the partner are netted with deposit fee revenue. For Commercial Finance, fees for wire transfers are based on standalone pricing within the terms and conditions of the customer deposit agreement. Bank and deposit fees for the Payments and Commercial Finance divisions are included in the Consumer and Commercial reporting segments, respectively.

NOTE 17.  SEGMENT REPORTING

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met.
The Company reports its results of operations through the following three business segments: Consumer, Commercial, and Corporate Services/Other. The BaaS business line is reported in the Consumer segment. The Commercial Finance business line is reported in the Commercial segment. The Corporate Services/Other segment includes certain shared services as well as treasury related functions such as the investment portfolio, warehouse finance, wholesale deposits and borrowings.

The following tables present segment data for the Company:

	Fiscal Year Ended September 30, 2022
(Dollars in thousands)	Consumer	Commercial	Corporate Services/Other	Total
Net interest income	$98,366	$187,209	$21,749	$307,324
Provision (reversal of) for credit losses	30,680	14,674	(16,816)	28,538
Noninterest income	189,252	68,412	36,143	293,807
Noninterest expense	99,589	128,904	156,782	385,275
Income (loss) before income tax expense	157,349	112,043	(82,074)	187,318

Total assets	356,994	3,487,461	2,902,955	6,747,410
Total goodwill	87,145	222,360	—	309,505
Total deposits	5,695,776	8,965	161,296	5,866,037

	Fiscal Year Ended September 30, 2021
(Dollars in thousands)	Consumer	Commercial	Corporate Services/Other	Total
Net interest income	$91,489	$173,969	$13,533	$278,991
Provision (reversal of) for credit losses	35,765	19,791	(5,790)	49,766
Noninterest income	195,708	61,813	13,383	270,904
Noninterest expense	90,792	114,925	137,966	343,683
Income (loss) before income tax expense	160,640	101,066	(105,260)	156,446

Total assets	354,441	3,208,889	3,127,320	6,690,650
Total goodwill	87,145	222,360	—	309,505
Total deposits	5,342,192	6,625	166,154	5,514,971

	Fiscal Year Ended September 30, 2020
(Dollars in thousands)	Consumer	Commercial	Corporate Services/Other	Total
Net interest income	$92,362	$151,649	$15,027	$259,038
Provision for loan and lease losses	21,807	29,296	13,673	64,776
Noninterest income	158,284	60,151	21,359	239,794
Noninterest expense	76,533	107,790	134,728	319,051
Income (loss) before income tax expense	152,306	74,714	(112,015)	115,005

Total assets	276,998	2,854,088	2,960,988	6,092,074
Total goodwill	87,145	222,360	—	309,505
Total deposits	4,555,999	6,226	416,975	4,979,200

NOTE 18.  PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the condensed financial statements for the parent company, Pathward Financial.

Condensed Statements of Financial Condition
(Dollars in thousands)	September 30, 2022	September 30, 2021
ASSETS
Cash and cash equivalents	$13,117	$3,296
Investment securities held to maturity, at cost	8,003	4,623
Investment in subsidiaries	665,172	956,584
Other assets	928	278
Total assets	$687,220	$964,781

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Subordinated debentures	$33,661	$87,641
Other liabilities	8,419	5,256
Total liabilities	42,080	92,897

STOCKHOLDERS' EQUITY
Common stock	288	317
Additional paid-in capital	617,403	604,484
Retained earnings	245,394	259,189
Accumulated other comprehensive income (loss)	(213,080)	7,599
Treasury stock, at cost	(4,835)	(860)
Total equity attributable to parent	645,170	870,729
Non-controlling interest	(30)	1,155
Total stockholders' equity	645,140	871,884
Total liabilities and stockholders' equity	$687,220	$964,781

Condensed Statements of Operations
	Fiscal Years Ended September 30,
(Dollars in thousands)	2022	2021	2020
Interest expense	$3,982	$4,915	$5,168
Other expense	1,062	1,287	1,256
Total expense	5,044	6,202	6,424

Loss before income taxes and equity in undistributed net income of subsidiaries	(5,044)	(6,202)	(6,424)

Income tax benefit	(1,029)	395	(3,638)

Loss before equity in undistributed net income of subsidiaries	(4,015)	(6,597)	(2,786)

Equity in undistributed net income of subsidiaries	159,652	147,895	107,476
Other Income	749	410	30
Total Income	160,401	148,305	107,506

Net income attributable to parent	$156,386	$141,708	$104,720

Condensed Statements of Cash Flows
	Fiscal Year Ended September 30,
(Dollars in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income attributable to parent	$156,386	$141,708	$104,720
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	1,020	173	163
Equity in undistributed net income of subsidiaries	(159,652)	(147,895)	(107,476)
Net change in accrued interest receivable	(15)	—	—
Net change in other assets	(636)	3,030	(3,149)
Net change in accrued expenses and other liabilities	3,163	(2,698)	(2,660)
Cash dividend received	229,200	104,000	118,000
Stock compensation	10,004	6,852	10,221
Net cash provided by operating activities	239,470	105,170	119,819

Cash flows from investing activities:
Alternative investments	(3,380)	(3,415)	(797)
Net cash (used in) investing activities	(3,380)	(3,415)	(797)

Cash flows from financing activities:
Redemption of long-term borrowings	(75,000)	—	—
Proceeds from long-term borrowings	20,000	—	—
Dividends paid on common stock	(5,921)	(6,400)	(7,100)
Issuance of common stock due to exercise of stock options	—	—	266
Issuance of common stock due to restricted stock	1	—	2
Issuance of common stock due to ESOP	2,886	3,036	3,220
Repurchases of common stock	(168,235)	(99,878)	(118,738)
Net cash (used in) financing activities	(226,269)	(103,242)	(122,350)

Net change in cash and cash equivalents	9,821	(1,487)	(3,328)

Cash and cash equivalents at beginning of fiscal year	3,296	4,783	8,111
Cash and cash equivalents at end of fiscal year	$13,117	$3,296	$4,783

The extent to which the Company may pay cash dividends to stockholders will depend on the cash currently available at the Company, as well as the ability of the Bank to pay dividends to the Company. For further discussion, see Note 15 herein.

NOTE 19.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
(Dollars in thousands, except per share data)	December 31	March 31	June 30	September 30
Fiscal Year 2022
Interest and dividend income	$72,891	$85,177	$73,906	$80,222
Interest expense	1,278	1,377	1,755	462
Net interest income	71,613	83,800	72,151	79,760
Provision (reversal of) for credit losses	186	32,302	(1,302)	(2,648)
Noninterest income	86,591	109,766	53,994	43,456
Net income attributable to parent	61,324	49,251	22,391	23,420
Earnings per common share
Basic	$2.00	$1.66	$0.76	$0.81
Diluted	2.00	1.66	0.76	0.81
Dividend declared per share	0.05	0.05	0.05	0.05

Fiscal Year 2021
Interest and dividend income	$68,146	$75,669	$69,983	$72,056
Interest expense	2,147	1,819	1,508	1,389
Net interest income	65,999	73,850	68,475	70,667
Provision for loan and lease losses	6,089	30,290	4,612	8,775
Noninterest income	45,455	113,453	62,453	49,542
Net income attributable to parent	28,037	59,066	38,701	15,903
Earnings per common share
Basic	$0.84	$1.84	$1.21	$0.50
Diluted	0.84	1.84	1.21	0.50
Dividend declared per share	0.05	0.05	0.05	0.05

Fiscal Year 2020
Interest and dividend income	$77,625	$79,403	$67,406	$68,407
Interest expense	12,974	11,666	5,269	3,894
Net interest income	64,651	67,737	62,137	64,513
Provision for loan and lease losses	3,407	37,296	15,093	8,980
Noninterest income	37,483	120,513	41,048	40,750
Net income attributable to parent	21,068	52,304	18,190	13,158
Earnings per common share
Basic	$0.56	$1.45	$0.53	$0.38
Diluted	0.56	1.45	0.53	0.38
Dividend declared per share	0.05	0.05	0.05	0.05

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

There were no transfers between levels of the fair value hierarchy for the fiscal years ended September 30, 2022 or 2021.

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

	Fair Value At September 30, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Debt securities AFS
Corporate securities	$97,768	$—	$97,768	—
SBA securities	2,344	—	2,344	—
Obligations of states and political subdivisions	263,783	—	263,783	—
Non-bank qualified obligations of states and political subdivisions	147,790	—	147,790	—
Asset-backed securities	1,348,997	—	1,348,997	—
Mortgage-backed securities	22,187	—	22,187	—
Total debt securities AFS	$1,882,869	$—	$1,882,869	$—
Common equities and mutual funds(1)	$2,874	$2,874	$—	$—
Non-marketable equity securities(2)	$7,212	$—	$—	$—
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at September 30, 2022.
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

The following table summarizes the assets of the Company that are measured at fair value in the Consolidated Statements of Financial Condition on a non-recurring basis:

	Fair Value At September 30, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases, net individually evaluated for credit loss
Commercial finance	$1,575	$—	$—	$1,575
Total loans and leases, net individually evaluated for credit loss	1,575	—	—	1,575
Foreclosed assets, net	1	—	—	1
Total	$1,576	$—	$—	$1,576

	Fair Value At September 30, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans and leases, net
Commercial finance	$3,404	$—	$—	$3,404
Community banking	9,371	—	—	9,371
Total impaired loans and leases, net	12,775	—	—	12,775
Foreclosed assets, net	2,077	—	—	2,077
Total	$14,852	$—	$—	$14,852

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value at September 30, 2022	Fair Value at September 30, 2021	Valuation Technique	Unobservable Input	Range of Inputs
Loans and leases, net individually evaluated for credit loss	$1,575	12,775	Market approach	Appraised values(1)	15% - 59%
Foreclosed assets, net	$1	2,077	Market approach	Appraised values(1)	9% - 20%
(1) The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimated selling costs and other inputs in a range of 15% to 59%.

Management discloses the estimated fair value amounts of its financial instruments, including assets and liabilities on and off the Consolidated Statements of Financial Condition, for which it is practicable to estimate fair value. These fair values estimates were made at September 30, 2022 and 2021 based on relevant market information and information about financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, since there is no active market for certain financial instruments of the Company, the estimates of fair value are subjective in nature, involve uncertainties, and include matters of significant judgment. Changes in assumptions as well as tax considerations could significantly affect the estimated values. Accordingly, the aggregate fair value estimates are not intended to represent the underlying value of the Company, on either a going concern or a liquidation basis.

The following tables present the carrying amount and estimated fair value of the financial instruments held by the Company:

	At September 30, 2022
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$388,038	$388,038	$388,038	$—	$—
Debt securities available for sale	1,882,869	1,882,869	—	1,882,869	—
Debt securities held to maturity	41,682	38,171	—	38,171	—
Common equities and mutual funds(1)	2,874	2,874	2,874	—	—
Non-marketable equity securities(1)(2)	22,526	22,526	—	15,314	—
Loans held for sale	21,071	21,071	—	21,071	—
Loans and leases	3,529,280	3,525,803	—	—	3,525,803
Federal Reserve Bank and Federal Home Loan Bank stocks	28,812	28,812	—	28,812	—
Accrued interest receivable	17,979	17,979	17,979	—	—
Financial liabilities
Deposits	5,866,037	5,865,854	5,858,283	7,571	—
Other short- and long-term borrowings	36,028	35,986	—	35,986	—
Accrued interest payable	192	192	192	—	—
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at September 30, 2022.
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

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at September 30, 2022 and 2021.

CASH AND CASH EQUIVALENTS
The carrying amount of cash and short-term investments is assumed to approximate the fair value.

DEBT SECURITIES AVAILABLE FOR SALE AND EQUITY SECURITIES
Fair values for debt securities available for sale are based on quoted prices of similar securities on nationally recognized securities exchanges, or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. Fair values for marketable equity securities are based on unadjusted quoted prices from active markets in which the security is traded. Non-marketable equity securities are measured at fair value using NAV per share (or its equivalent) as a practical expedient.

LOANS HELD FOR SALE
Loans held for sale are carried at the lower of amortized cost or fair value, where fair value reflects the amount a willing market participant would pay for the loan. The Company classifies SBA/USDA loans held for sale as Level 2 in the fair value hierarchy as there is an active secondary market in which these loans are exchanged. Consumer loans held for sale are classified as Level 3 in the fair value hierarchy as the price at which these loans are sold are dictated by terms of the Program Agreements with consumer lending partners.

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

DEPOSITS
With the exception of time certificate deposits and wholesale deposits, the carrying values of deposits are assumed to approximate fair value since deposits are immediately withdrawable without penalty. The fair value of time certificate deposits and wholesale certificate of deposits are estimated using a discounted cash flows calculation that applies the FHLB Des Moines curve to aggregated expected maturities of time deposits.

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

NOTE 21.  SUBSEQUENT EVENTS

Management has evaluated subsequent events that occurred after September 30, 2022. During this period, up to the filing date of this Annual Report on Form 10-K, management identified the following subsequent events:

•On October 27, 2022, the Company announced that Sonja Theisen, currently Executive Vice President of Governance, Risk and Compliance, was appointed to succeed Glen Herrick as the Chief Financial Officer effective April 30, 2023. Ms.Theisen, who joined Pathward in 2013, has held leaderships roles across the organization including Chief Accounting Officer, Chief of Staff, and EVP of Governance, Risk and Compliance.

•On October 4, 2022, the Company launched its new brand identity and website as part of its rebranding efforts and overall transition to Pathward Financial, Inc.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

In connection with the preparation of this Annual Report on Form 10-K, management evaluated the Company’s disclosure controls and procedures. The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of September 30, 2022, of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2022, the Company’s disclosure controls and procedures were not designed effectively to ensure timely alerting of material information relating to the Company required to be included in the Company’s periodic SEC filings.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Based on this evaluation, management concluded that, as of the end of the period covered by this report, there were changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the fiscal fourth quarter to which this report relates that could have materially affected the Company’s internal controls over financial reporting, as described above.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control Integrated Framework (2013).” Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of September 30, 2022.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2022, has been audited by Crowe LLP, the independent registered public accounting firm that also has audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K. Crowe LLP’s attestation report on the Company’s internal controls over financial reporting appears below.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Pathward Financial, Inc.
Sioux Falls, South Dakota

Opinion on Internal Control over Financial Reporting

We have audited Pathward Financial, Inc. (formerly known as Meta Financial Group, Inc.) and Subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effects of the material weakness discussed in the following paragraph, the Company has not maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's report:

In the fiscal fourth quarter of 2021 and the fiscal third quarter of 2022, the Company identified control deficiencies related to access permissions in two loan systems which resulted in a lack of segregation of duties over disbursements in which select individuals had the ability to both initiate and approve disbursements indicating that the user access provisioning and user entitlement review monitoring controls did not function to a precise level to ensure segregation of duties was maintained. Management determined that the combination of user access provisioning and user entitlement review deficiencies represented a material weakness in internal controls over financial reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of September 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three year period ended September 30, 2022, and the related notes (collectively referred to as the "financial statements") and our report dated November 22, 2022 expressed an unqualified opinion. We considered the material weakness identified above in determining the nature, timing, and extent of audit procedures applied in our audit of the 2022 financial statements, and this report on Internal Control over Financial Reporting does not affect such report on the financial statements.
Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying 2022 Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Crowe LLP

South Bend, Indiana
November 22, 2022

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Information concerning directors of the Company required by this item will be included under the captions “Election of Directors,” “Communicating with Our Directors,” "Meetings and Committees" and “Stockholder Proposals For The Fiscal Year 2023 Annual Meeting” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 28, 2023, a copy of which will be filed no later than 120 days after September 30, 2022 (the “2023 Proxy Statement”), and is incorporated herein by reference.

Executive Officers

Information concerning the executive officers of the Company required by this item will be included under the captions “Executive Officers” and “Election of Directors” in the 2023 Proxy Statement and is incorporated herein by reference.

Compliance with Section 16(a)

Information, if applicable, required by this item regarding compliance with Section 16(a) of the Exchange Act will be included under the caption “Delinquent Section 16(a) Reports” in the Company’s 2023 Proxy Statement and is incorporated herein by reference.

Audit Committee and Audit Committee Financial Expert

Information regarding the audit committee of the Company’s Board of Directors will be included under the captions “Meetings and Committees” and “Election of Directors” in the Company’s 2023 Proxy Statement and is incorporated herein by reference.

Code of Business Conduct

Information regarding the Company’s Code of Business Conduct will be included under the caption “Corporate Governance” in the Company’s 2023 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation.

Information concerning executive and director compensation will be included under the captions “Compensation of Directors” and “Executive Compensation” in the Company’s 2023 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be included under the caption “Stock Ownership” in the Company’s 2023 Proxy Statement and is incorporated herein by reference.

(b)           Changes in Control

Management of the Company knows of no arrangements, including any pledge by any persons of securities of the Company, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

(c)           Equity Compensation Plan Information

The Company maintains the 2002 Omnibus Incentive Plan for purposes of issuing stock-based compensation to employees and directors. The plan was amended and restated effective November 24, 2014 and currently authorizes 4,800,000 shares to be issued under the plan. The Company no longer has unexercised options, warrants or rights outstanding under any stock option or other incentive plan. The following table provides information about the Company’s common stock that may be issued under the Company’s omnibus incentive plans as of September 30, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan excluding securities reflected in (a)
Equity compensation plans approved by stockholders	—	$—	1,255,735
Equity compensation plans not approved by stockholders	—	—	—

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included under the captions “Election of Directors,” “Meetings and Committees” and “Related Person Transactions” in the Company’s 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2023 Proxy Statement and is incorporated herein by reference.

The Independent Registered Public Accounting Firm is Crowe LLP (Public Company Accounting Oversight Board Firm ID No. 173) located in South Bend, Indiana.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following is a list of documents filed as Part of this report:

(a)           Financial Statements:

The following financial statements are included under Part II, Item 8 of this Annual Report on Form 10-K:

1.Report of Independent Registered Public Accounting Firm.

2.Consolidated Statements of Financial Condition as of September 30, 2022 and 2021.

3.Consolidated Statements of Operations for the Fiscal Years Ended September 30, 2022, 2021 and 2020.

4.Consolidated Statements of Comprehensive Income for the Fiscal Years ended September 30, 2022, 2021, and 2020.

5.Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal Years Ended September 30, 2022, 2021, and 2020.

6.Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 2022, 2021, and 2020.

7.Notes to Consolidated Financial Statements.

(b)           Exhibits:

Exhibit Number	Description

3.1	Registrant’s Amended and Restated Certificate of Incorporation, filed on July 13, 2022 as an exhibit to the Registrant's Current Report on Form 8-K, is incorporated herein by reference.

3.2	Registrant’s Third Amended and Restated By-laws, filed on July 13, 2022 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

4.1
Description of the Securities of the Registrant filed on November 30, 2020 as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2021, is incorporated herein by reference.

4.2	Registrant’s Specimen Stock Certificate, filed on June 27, 2016 as an exhibit to the Registrant’s registration statement on Form S-3 (Commission File No. 333-212269), is incorporated herein by reference.

4.3	Indenture, dated as of August 15, 2016, by and between the Registrant and U.S. Bank National Association, as trustee, filed on August 15, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

4.4	First Supplemental Indenture, dated as of August 15, 2016, by and between the Registrant and U.S. Bank National Association, as trustee, filed on August 15, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

4.5	Form of Global Note of the Registrant representing the 5.75% Fixed-to-Floating Rate Subordinated Notes due August 15, 2026, filed on August 15, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

4.6	Indenture, dated as of September 23, 2022, by and between the Registrant and UMB Bank, N.A. as Trustee, filed on September 26, 2022 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

4.7	Forms of 6.625% Fixed-to-Floating Subordinated Note due 2032 (included as Exhibit A-1 and Exhibit A-2 to the Indenture, dated as of September 23, 2022, by and between the Registrant and UMB Bank, N.A. as Trustee), filed on September 26, 2022 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.1	Registrant’s 1995 Stock Option and Incentive Plan, filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996, is incorporated herein by reference.

*10.2	Performance-Based Restricted Stock Agreement between Meta and Glen W. Herrick, dated as of December 2, 2016, filed on December 6, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.3	Registrant’s Supplemental Employees’ Investment Plan, originally filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994. First amendment to such agreement, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, is incorporated herein by reference.

*10.4	Registrant’s Amended and Restated 2002 Omnibus Incentive Plan, as amended, filed on January 24, 2018 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.5	Investor Rights Agreement by and among Meta Financial Group, Inc., BEP IV LLC and BEP Investors, LLC, dated as of December 17, 2015, filed on December 17, 2015 as an exhibit to the Registrant’s Current Report on Form 8‑K, is incorporated herein by reference.

*10.6	Form of Meta Financial Group, Inc. 2002 Omnibus Incentive Plan Restricted Stock Agreement, filed on August 2, 2016 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, is incorporated herein by reference.

*10.7	Employment Agreement among MetaBank, Meta Financial Group, Inc. and Glen W. Herrick, effective as of October 1, 2020, filed on November 30, 2020 as an exhibit to the Registrant's Annual Report on Form 10-K, is incorporated herein by reference.

*10.8	Form of Performance Share Unit Award Agreement, filed on November 23, 2021 as an exhibit to the Registrant's Annual Report on Form 10-K, is incorporated herein by reference.

*10.9	Form of Performance-Based Restricted Stock Award Agreement, filed on November 23, 2021 as an exhibit to the Registrant's Annual Report on Form 10-K, is incorporated herein by reference.

*10.10	Executive Nonqualified Deferred Compensation Plan Adoption Agreement by MetaBank, National Association, effective as of July 1, 2021, filed on May 20, 2021 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.11	Executive Nonqualified Deferred Compensation Plan, effective as of July 1, 2021, filed on May 20, 2021 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.12	First Amendment to the MetaBank, National Association Amended and Restated Supplemental Employees’ Investment Plan for Salaried Employees, effective as of June 30, 2021, filed on May 20, 2021 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.13	Transition and General Release Agreement by and among Meta Financial Group, Inc., MetaBank, National Associate and Bradley C. Hanson, dated as of September 1, 2021, filed on September 7, 2021 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.14	Executive Severance Pay Policy, effective as of November 1, 2021, filed on November 2, 2021 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.15	Termination Agreement by and among Meta Financial Group, Inc., MetaBank, National Associate and Glen W. Herrick, effective as of November 1, 2021, filed on November 2, 2021 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

†10.16	Purchase Agreement, dated December 7, 2021, between the Registrant and Beige Key LLC, filed on February 8, 2022 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, is incorporated herein by reference.

*10.17	Form of 2002 Omnibus Incentive Plan Restricted Stock Agreement (Non-Employee Directors Annual Equity Award), filed on May 9, 2022 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, is incorporated herein by reference.

*10.18	Form of 2002 Omnibus Incentive Plan Restricted Stock Agreement (Non-Employee Directors Award in Lieu of Cash Retainer), filed on May 9, 2022 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, is incorporated herein by reference.

*10.19	Amendment No. 3 to the Registrant’s Amended and Restated 2002 Omnibus Incentive Plan, as amended, filed on May 9, 2022 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, is incorporated herein by reference.

10.20	Form of Subordinated Note Purchase Agreement, dated as of September 23, 2022, by and among the Registrant and the Purchasers (as defined therein), filed on September 26, 2022 as an exhibit to the Registrant’s Current Report on Form 8-K, in incorporated by reference herein.

10.21	Form of Registration Rights Agreement, dated as of September 23, 2022, by and among the Registrant and the Purchasers (as defined therein), filed on September 26, 2022 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

21	Subsidiaries of the Registrant is filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm of Crowe LLP is filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 is filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 is filed herewith.

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.2	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

101
Interactive data files formatted in Inline eXtensible Business Reporting Language - pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of September 30, 2022 and September 30, 2021, (ii) the Consolidated Statements of Operations for the fiscal years ended September 30, 2022, 2021, and 2020, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended September 30, 2022, 2021, and 2020, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended September 30, 2022, 2021, and 2020, (v) the Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2022, 2021, and 2020 and (vi) the Notes to the Consolidated Financial Statements for the fiscal years ended September 30, 2022, 2021, and 2020.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management Contract or Compensatory Plan or Agreement
† Certain schedules or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of     any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that the Registrant may request confidential treatment for any schedule or exhibit so furnished.

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

Pathward Financial, Inc.

Date: November 22, 2022	By:	/s/ Brett L. Pharr
Brett L. Pharr,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Brett L. Pharr	Date: November 22, 2022
Brett L. Pharr, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Douglas J. Hajek	Date: November 22, 2022
Douglas J. Hajek, Director

By:	/s/ Elizabeth G. Hoople	Date: November 22, 2022
Elizabeth G. Hoople, Director

By:	/s/ Michael R. Kramer	Date: November 22, 2022
Michael R. Kramer, Director

By:	/s/ Ronald D. McCray	Date: November 22, 2022
Ronald D. McCray, Director

By:	/s/ Frederick V. Moore	Date: November 22, 2022
Frederick V. Moore, Director

By:	/s/ Becky S. Shulman	Date: November 22, 2022
Becky S. Shulman, Director

By:	/s/ Kendall E. Stork	Date: November 22, 2022
Kendall E. Stork, Director

By:	/s/ Lizabeth H. Zlatkus	Date: November 22, 2022
Lizabeth H. Zlatkus, Director

By:	/s/ Glen W. Herrick	Date: November 22, 2022
Glen W. Herrick, Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Jennifer W. Warren	Date: November 22, 2022
Jennifer W. Warren, Senior Vice President
and Chief Accounting Officer
(Principal Accounting Officer)