Form 10-Q
period 2022-12-31
PATHWARD FINANCIAL, INC.
filed 2023-02-07
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at February 1, 2023:
Common Stock, $.01 par value	27,561,385	Shares
Nonvoting Common Stock, $.01 par value	0	Nonvoting shares

PATHWARD FINANCIAL, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	December 31, 2022	September 30, 2022
ASSETS	(Unaudited)	(Audited)
Cash and cash equivalents	$369,169	$388,038
Securities available for sale, at fair value	1,847,778	1,882,869
Securities held to maturity, at amortized cost (fair value $37,658 and $38,171, respectively)	40,565	41,682
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	28,812	28,812
Loans held for sale	17,148	21,071
Loans and leases	3,509,730	3,536,305
Allowance for credit losses	(52,592)	(45,947)
Accrued interest receivable	20,170	17,979
Premises, furniture, and equipment, net	41,029	41,710
Rental equipment, net	231,129	204,371
Goodwill and intangible assets	333,938	335,196
Other assets	272,349	295,324
Total assets	$6,659,225	$6,747,410

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$5,789,132	$5,866,037
Long-term borrowings	34,977	36,028
Accrued expenses and other liabilities	175,983	200,205
Total liabilities	6,000,092	6,102,270

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued, none outstanding at December 31, 2022 and September 30, 2022, respectively	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 28,358,583 and 28,878,177 shares issued, 28,211,239 and 28,788,124 shares outstanding at December 31, 2022 and September 30, 2022, respectively	282	288
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at December 31, 2022 and September 30, 2022, respectively	—	—
Additional paid-in capital	620,681	617,403
Retained earnings	246,891	245,394
Accumulated other comprehensive loss	(201,690)	(213,080)
Treasury stock, at cost, 147,344 and 90,053 common shares at December 31, 2022 and September 30, 2022, respectively	(6,824)	(4,835)
Total equity attributable to parent	659,340	645,170
Noncontrolling interest	(207)	(30)
Total stockholders’ equity	659,133	645,140
Total liabilities and stockholders’ equity	$6,659,225	$6,747,410
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,
(Dollars in thousands, except per share data)	2022	2021
Interest and dividend income:
Loans and leases, including fees	$68,396	$65,035
Mortgage-backed securities	10,412	3,864
Other investments	6,252	3,992
	85,060	72,891
Interest expense:
Deposits	142	141
FHLB advances and other borrowings	861	1,137
	1,003	1,278

Net interest income	84,057	71,613

Provision for credit losses	9,776	186

Net interest income after provision for credit losses	74,281	71,427

Noninterest income:
Refund transfer product fees	677	579
Refund advance fee income	617	1,233
Card and deposit fees	37,718	25,369
Rental income	12,708	11,077
Gain (loss) on sale of securities	—	137
Gain on sale of trademarks	10,000	50,000
Gain (loss) on sale of other	502	(3,465)
Other income	3,555	1,661
Total noninterest income	65,777	86,591

Noninterest expense:
Compensation and benefits	43,017	38,225
Refund transfer product expense	105	138
Refund advance expense	27	183
Card processing	22,683	7,172
Occupancy and equipment expense	8,312	8,349
Operating lease equipment depreciation	9,628	8,449
Legal and consulting	9,459	6,208
Intangible amortization	1,258	1,488
Impairment expense	24	—
Other expense	10,546	12,224
Total noninterest expense	105,059	82,436

Income before income tax expense	34,999	75,582

Income tax expense	6,577	14,276

Net income before noncontrolling interest	28,422	61,306
Net income (loss) attributable to noncontrolling interest	580	(18)
Net income attributable to parent	$27,842	$61,324

Earnings per common share:
Basic	$0.98	$2.00
Diluted	$0.98	$2.00
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended December 31,
(Dollars in thousands)	2022	2021
Net income before noncontrolling interest	$28,422	$61,306

Other comprehensive income (loss):
Change in net unrealized gain (loss) on debt securities	14,708	(9,140)
Net loss (gain) realized on investment securities	—	(137)
	14,708	(9,277)
Unrealized gain (loss) on currency translation	387	66
Deferred income tax effect	3,705	(2,336)
Total other comprehensive income (loss)	11,390	(6,875)
Total comprehensive income	39,812	54,431
Total comprehensive income (loss) attributable to noncontrolling interest	580	(18)
Comprehensive income attributable to parent	$39,232	$54,449
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(Dollars in thousands, except per share data)	Pathward Financial, Inc.
Three Months Ended December 31, 2022	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Pathward Financial Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
Balance, September 30, 2022	$288	$617,403	$245,394	$(213,080)	$(4,835)	$645,170	$(30)	$645,140
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,402)	—	—	(1,402)	—	(1,402)
Issuance of common stock due to restricted stock	1	—	—	—	—	1	—	1
Repurchases of common stock	(7)	7	(24,943)	—	(1,989)	(26,932)	—	(26,932)
Stock compensation	—	3,271	—	—	—	3,271	—	3,271
Total other comprehensive income	—	—	—	11,390	—	11,390	—	11,390
Net income	—	—	27,842	—	—	27,842	580	28,422
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(757)	(757)
Balance, December 31, 2022	$282	$620,681	$246,891	$(201,690)	$(6,824)	$659,340	$(207)	$659,133

Three Months Ended December 31, 2021
Balance, September 30, 2021	$317	$604,484	$259,189	$7,599	$(860)	$870,729	$1,155	$871,884
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,521)	—	—	(1,521)	—	(1,521)
Issuance of common stock due to ESOP	1	2,885	—	—	—	2,886	—	2,886
Repurchases of common stock	(17)	17	(101,000)	—	(3,458)	(104,458)	—	(104,458)
Stock compensation	—	3,430	—	—	—	3,430	—	3,430
Total other comprehensive (loss)	—	—	—	(6,875)	—	(6,875)	—	(6,875)
Net income	—	—	61,324	—	—	61,324	(18)	61,306
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(495)	(495)
Balance, December 31, 2021	$301	$610,816	$217,992	$724	$(4,318)	$825,515	$642	$826,157
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income before noncontrolling interest	$28,422	$61,306
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	14,566	15,322
Provision for credit losses	9,776	186
Provision for deferred taxes	2,255	8,015
Originations of loans held for sale	(398,798)	(385,558)
Proceeds from sales of loans held for sale	402,870	562,689
Net change in loans held for sale	(84)	8,805
Net realized (gain) on securities held to maturity, net	—	(137)
Net realized (gain) loss on loans held for sale	(75)	4,365
Net realized loss on premise, furniture, and equipment	—	(23)
Net realized (gain) on lease receivables and equipment	(427)	(924)
Net realized (gain) on trademarks	(10,000)	(50,000)
Impairment on rental equipment	24	—
Net change in accrued interest receivable	(2,191)	(987)
Net change in other assets	16,986	(24,059)
Net change in accrued expenses and other liabilities	(24,222)	(45,303)
Stock compensation	3,271	3,430
Net cash provided by operating activities	42,373	157,127

Cash flows from investing activities:
Purchases of securities available for sale	—	(20,894)
Proceeds from maturities of and principal collected on securities available for sale	49,069	91,297
Proceeds from sales of securities held to maturity	—	200
Proceeds from maturities of and principal collected on securities held to maturity	1,058	5,409
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(57,760)	(800)
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	57,760	800
Purchases of loans and leases	(67,649)	(57,713)
Proceeds from sales of loans and leases	—	30,235
Net change in loans and leases	217,812	(145,311)
Purchases of premises, furniture, and equipment	(1,989)	(1,949)
Proceeds from sales of premises, furniture, and equipment	—	35
Purchases of rental equipment	(164,245)	(103,643)
Proceeds from sales of rental equipment	1,495	4,999
Net change in rental equipment	(109)	(1,841)
Proceeds from sales of foreclosed real estate and repossessed assets	1	1,659
Proceeds from sale of trademarks	10,000	50,000
Net cash provided by (used in) investing activities	45,443	(147,517)

Cash flows from financing activities:
Net change in deposits	(76,905)	1,010,598
Principal payments on capital lease obligations	—	(7)
Principal payments on other liabilities	(573)	(598)
Payment of debt issuance costs	(504)	—
Dividends paid on common stock	(1,402)	(1,521)
Issuance of common stock due to restricted stock	1	—
Issuance of common stock due to ESOP	—	2,886
Repurchases of common stock	(26,932)	(104,458)
Distributions to noncontrolling interest	(757)	(495)
Net cash provided by (used in) financing activities	(107,072)	906,405

Effect of exchange rate changes on cash	387	66

Net change in cash and cash equivalents	(18,869)	916,081

Cash and cash equivalents at beginning of fiscal year	388,038	314,019
Cash and cash equivalents at end of fiscal period	$369,169	$1,230,100

	Three Months Ended December 31,
(Dollars in thousands)	2022	2021
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$478	$1,196
Income taxes	492	308
Franchise taxes	50	50
Other taxes	16	13
Supplemental schedule of non-cash investing activities:
Transfers
Held for sale to loans and leases	—	12
Loans and leases to held for sale	—	168,426
Loans and leases to rental equipment	1,405	988
Rental equipment to loan and leases	128,145	72,267
See Notes to Condensed Consolidated Financial Statements.

NOTE 1. BASIS OF PRESENTATION

The interim unaudited Condensed Consolidated Financial Statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended September 30, 2022 included in Pathward Financial, Inc.’s (“Pathward” or the “Company”) Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on November 22, 2022. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements have been omitted.

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three months ended December 31, 2022 are not necessarily indicative of the results expected for the fiscal year ending September 30, 2023.

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These changes and reclassifications did not impact previously reported net income or comprehensive income.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED ACCOUNTING STANDARDS UPDATES ("ASU")

Significant accounting policies in effect and disclosed within the Company’s most recent audited consolidated financial statements as of September 30, 2022 remain substantially unchanged. The following ASU became effective for the Company on October 1, 2022, and did not have a material impact on the Company’s significant accounting policies or Condensed Consolidated Financial Statements:

–ASU 2021-05, Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments.

NOTE 3. SIGNIFICANT EVENTS

Rebranding

On December 7, 2021, the Company executed a Purchase Agreement (the “Agreement”) with Beige Key, LLC (the “Assignee”) for the sale of all of the Company’s worldwide right, title and interest in and to company names and tradenames including Meta and other "Meta" formative names including MetaBank and Meta Financial Group, and the domain names, social media accounts and goodwill associated with the foregoing (collectively, the “Meta” tradenames) in exchange for $60.0 million in cash. Subject to the terms and conditions set forth in the Agreement, the Company had one year from the Agreement execution date to phase out and cease all use of the Meta tradenames.

The Company received $50.0 million upon execution and delivery of the Agreement, at which time the Meta tradenames were assigned to the Assignee. The remaining $10.0 million was released to the Company upon completion of phase out activities and recognized as noninterest income during the three months ended December 31, 2022.

The Company recognized $3.7 million and zero of noninterest expense related to rebranding efforts during the three months ended December 31, 2022 and 2021, respectively.

NOTE 4. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale ("AFS") and held to maturity ("HTM") debt securities are presented below.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt Securities AFS
At December 31, 2022
Corporate securities	$25,000	$—	$(3,688)	$21,312
SBA securities	103,325	—	(7,560)	95,765
Obligations of states and political subdivisions	2,453	—	(102)	2,351
Non-bank qualified obligations of states and political subdivisions	283,301	10	(25,259)	258,052
Asset-backed securities	146,906	—	(11,630)	135,276
Mortgage-backed securities	1,554,936	—	(219,914)	1,335,022
Total debt securities AFS	$2,115,921	$10	$(268,153)	$1,847,778
At September 30, 2022
Corporate securities	$25,000	$—	$(2,813)	$22,187
SBA securities	105,238	—	(7,470)	97,768
Obligations of states and political subdivisions	2,469	—	(125)	2,344
Non-bank qualified obligations of states and political subdivisions	290,754	—	(26,971)	263,783
Asset-backed securities	160,806	—	(13,016)	147,790
Mortgage-backed securities	1,581,452	—	(232,455)	1,348,997
Total debt securities AFS	$2,165,719	$—	$(282,850)	$1,882,869

Debt Securities HTM
At December 31, 2022
Non-bank qualified obligations of states and political subdivisions	$38,131	$—	$(2,647)	$35,484
Mortgage-backed securities	2,434	—	(260)	2,174
Total debt securities HTM	$40,565	$—	$(2,907)	$37,658
At September 30, 2022
Non-bank qualified obligations of states and political subdivisions	$39,093	$—	$(3,190)	$35,903
Mortgage-backed securities	2,589	—	(321)	2,268
Total debt securities HTM	$41,682	$—	$(3,511)	$38,171

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in thousands)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Debt Securities AFS
At December 31, 2022
Corporate securities	$—	$—	$21,313	$(3,688)	$21,313	$(3,688)
SBA securities	79,470	(4,652)	16,294	(2,908)	95,764	(7,560)
Obligations of state and political subdivisions	255	(17)	2,096	(85)	2,351	(102)
Non-bank qualified obligations of states and political subdivisions	115,532	(9,588)	141,555	(15,671)	257,087	(25,259)
Asset-backed securities	59,854	(2,236)	75,422	(9,394)	135,276	(11,630)
Mortgage-backed securities	760,800	(88,928)	574,222	(130,986)	1,335,022	(219,914)
Total debt securities AFS	$1,015,911	$(105,421)	$830,902	$(162,732)	$1,846,813	$(268,153)
At September 30, 2022
Corporate securities	$—	$—	$22,187	$(2,813)	$22,187	$(2,813)
SBA securities	97,767	(7,470)	—	—	97,767	(7,470)
Obligations of state and political subdivisions	2,345	(125)	—	—	2,345	(125)
Non-bank qualified obligations of states and political subdivisions	195,816	(19,743)	67,967	(7,228)	263,783	(26,971)
Asset-backed securities	64,886	(1,838)	82,904	(11,178)	147,790	(13,016)
Mortgage-backed securities	816,657	(106,583)	532,340	(125,872)	1,348,997	(232,455)
Total debt securities AFS	$1,177,471	$(135,759)	$705,398	$(147,091)	$1,882,869	$(282,850)

Debt Securities HTM
At December 31, 2022
Non-bank qualified obligations of states and political subdivisions	$—	$—	$35,485	$(2,647)	$35,485	$(2,647)
Mortgage-backed securities	2,174	(260)	—	—	2,174	(260)
Total debt securities HTM	$2,174	$(260)	$35,485	$(2,647)	$37,659	$(2,907)
At September 30, 2022
Non-bank qualified obligations of states and political subdivisions	$3,984	$(300)	$31,919	$(2,890)	$35,903	$(3,190)
Mortgage-backed securities	2,268	(321)	—	—	2,268	(321)
Total debt securities HTM	$6,252	$(621)	$31,919	$(2890)	$38,171	$(3,511)

At December 31, 2022, there were 194 securities AFS in an unrealized loss position. All of the mortgage-backed securities ("MBS") in an unrealized loss position at December 31, 2022 were government guaranteed. Management assessed each investment security with unrealized losses for credit loss and determined substantially all unrealized losses on these securities were due to credit spreads and interest rates versus credit loss. As part of that assessment, management evaluated and concluded that it is more-likely-than-not that the Company will not be required and does not intend to sell any of the securities prior to recovery of the amortized cost. At December 31, 2022, there was no allowance for credit losses ("ACL") for debt securities AFS.

The amortized cost and fair value of debt securities by contractual maturity are shown below. Certain securities have call features that allow the issuer to call the security prior to maturity. Expected maturities may differ from contractual maturities in MBS because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, MBS are not included in the maturity categories in the following maturity summary. The expected maturities of certain Small Business Administration ("SBA") securities may differ from contractual maturities because the borrowers may have the right to prepay the obligation. However, certain prepayment penalties may apply.

(Dollars in thousands)	At December 31, 2022		At September 30, 2022
Securities AFS at Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,788	$1,783	$718	$715
Due after one year through five years	8,834	8,349	9,921	9,395
Due after five years through ten years	89,916	81,020	89,921	81,819
Due after ten years	460,447	421,604	483,707	441,943
	560,985	512,756	584,267	533,872
Mortgage-backed securities	1,554,936	1,335,022	1,581,452	1,348,997
Total securities AFS, at fair value	$2,115,921	$1,847,778	$2,165,719	$1,882,869

Securities HTM at Fair Value
Due after ten years	$38,131	$35,484	$39,093	$35,903
	38,131	35,484	39,093	35,903
Mortgage-backed securities	2,434	2,174	2,589	2,268
Total securities HTM, at cost	$40,565	$37,658	$41,682	$38,171

Equity Securities
The Company held $3.4 million at December 31, 2022 and $2.9 million at September 30, 2022 in marketable equity securities. The Company recognized zero and $2.3 million in unrealized loss on marketable equity securities during the three months ended December 31, 2022 and 2021, respectively, which is attributable to an investee becoming publicly traded during fiscal year 2021. All other marketable equity securities and related activity were insignificant for the three months ended December 31, 2022 and 2021. No such securities were sold during the three months ended December 31, 2022.

Non-marketable equity securities with a readily determinable fair value totaled $7.8 million at December 31, 2022 and $7.2 million at September 30, 2022. The Company recognized $0.1 million in unrealized gains and $0.3 million in unrealized losses during the three months ended December 31, 2022 and 2021, respectively. No such securities were sold during the three months ended December 31, 2022.

Non-marketable equity securities without readily determinable fair value totaled $18.2 million at December 31, 2022 and $18.2 million at September 30, 2022. No such securities were sold during the three months ended December 31, 2022.

Federal Reserve Bank ("FRB") Stock
The Bank is required by federal law to subscribe to capital stock (divided into shares of $100 each) as a member of the FRB of Minneapolis with an amount equal to six per centum of the paid-up capital stock and surplus. One-half of the subscription is paid at time of application, and one-half is subject to call of the Board of Governors of the Federal Reserve System. FRB of Minneapolis stock held by the Bank totaled $19.7 million at December 31, 2022 and September 30, 2022. These equity securities are 'restricted' in that they can only be owned by member banks.

Federal Home Loan Bank ("FHLB") Stock
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

The FHLB stock is carried at cost since it is generally redeemable at par value. The carrying value of the stock held at the FHLB was $9.1 million at December 31, 2022 and at September 30, 2022.

These equity securities are ‘restricted’ in that they can only be sold back to the respective institution from which they were acquired or another member institution at par. Therefore, FRB and FHLB stocks are less liquid than other marketable equity securities, and the fair value approximates cost.

Equity Security Impairment
The Company evaluates impairment for investments held at cost on at least an annual basis based on the ultimate recoverability of the par value. All other equity investments, including those under the equity method, are reviewed for other-than-temporary impairment on at least a quarterly basis. The Company recognized no impairment for such investments for the three months ended December 31, 2022 and 2021, respectively.

NOTE 5. LOANS AND LEASES, NET

Loans and leases consist of the following:

(Dollars in thousands)	December 31, 2022	September 30, 2022
Term lending	$1,160,100	$1,090,289
Asset based lending	359,516	351,696
Factoring	338,594	372,595
Lease financing	189,868	210,692
Insurance premium finance	436,977	479,754
SBA/USDA	357,084	359,238
Other commercial finance	164,734	159,409
Commercial finance	3,006,873	3,023,673
Consumer credit products	130,750	144,353
Other consumer finance	56,180	25,306
Consumer finance	186,930	169,659
Tax services	30,364	9,098
Warehouse finance	279,899	326,850
Total loans and leases	3,504,066	3,529,280
Net deferred loan origination costs	5,664	7,025
Total gross loans and leases	3,509,730	3,536,305
Allowance for credit losses	(52,592)	(45,947)
Total loans and leases, net	$3,457,138	$3,490,358

During the three months ended December 31, 2022 and 2021, the Company originated $398.8 million and $385.6 million of consumer finance and SBA/USDA as held for sale, respectively.

The Company sold held for sale loans resulting in proceeds of $402.9 million and gain on sale of $0.1 million during the three months ended December 31, 2022. The Company sold held for sale loans resulting in proceeds of $562.7 million and loss on sale of $4.4 million during the three months ended December 31, 2021.

Loans purchased and sold by portfolio segment, including participation interests, were as follows:

	Three Months Ended December 31,
(Dollars in thousands)	2022	2021
Loans Purchased
Loans held for investment:
Commercial finance	$—	$1,720
Warehouse finance	67,649	55,993
Total purchases	$67,649	$57,713
Loans Sold
Loans held for sale:
Commercial finance	$855	$33,023
Consumer finance	402,015	376,444
Community banking	—	153,222
Loans held for investment:
Community banking	—	30,235
Total sales	$402,870	$592,924

Leasing Portfolio. The net investment in direct financing and sales-type leases was comprised of the following:

(Dollars in thousands)	December 31, 2022	September 30, 2022
Carrying amount	$194,480	$216,880
Unguaranteed residual assets	12,363	13,037
Unamortized initial direct costs	247	295
Unearned income	(16,975)	(19,225)
Total net investment in direct financing and sales-type leases	$190,115	$210,987

Undiscounted future minimum lease payments receivable for direct financing and sales-type leases, and a reconciliation to the carrying amount recorded at December 31, 2022 were as follows:

(Dollars in thousands)
Remaining in 2023	$68,633
2024	66,589
2025	36,218
2026	14,037
2027	6,658
Thereafter	2,345
Total undiscounted future minimum lease payments receivable for direct financing and sales-type leases	194,480
Third-party residual value guarantees	—
Total carrying amount of direct financing and sales-type leases	$194,480

The Company did not record any contingent rental income from direct financing and sales-type leases in the three months ended December 31, 2022.

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

Activity in the allowance for credit losses and balances of loans and leases by portfolio segment was as follows:

	Three Months Ended December 31, 2022
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$24,621	$3,671	$(1,817)	$277	$26,752
Asset based lending	1,050	2,853	—	—	3,903
Factoring	6,556	(764)	(121)	3	5,674
Lease financing	5,902	(438)	(406)	180	5,238
Insurance premium finance	1,450	(47)	(185)	43	1,261
SBA/USDA	3,263	(651)	—	20	2,632
Other commercial finance	1,310	2,046	—	—	3,356
Commercial finance	44,152	6,670	(2,529)	523	48,816
Consumer credit products	1,400	(137)	—	—	1,263
Other consumer finance	63	1,740	(179)	—	1,624
Consumer finance	1,463	1,603	(179)	—	2,887
Tax services	5	1,637	(1,731)	698	609
Warehouse finance	327	(47)	—	—	280
Total loans and leases	45,947	9,863	(4,439)	1,221	52,592
Unfunded commitments(1)	366	(87)	—	—	279
Total	$46,313	$9,776	$(4,439)	$1,221	$52,871
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.

	Three Months Ended December 31, 2021
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$29,351	$(858)	$(2,085)	$314	$26,722
Asset based lending	1,726	911	(16)	137	2,758
Factoring	3,997	12,502	(1,275)	18	15,242
Lease financing	7,629	(822)	(16)	66	6,857
Insurance premium finance	1,394	(270)	(177)	97	1,044
SBA/USDA	2,978	233	(217)	2	2,996
Other commercial finance	1,168	181	—	—	1,349
Commercial finance	48,243	11,877	(3,786)	634	56,968
Consumer credit products	1,242	385	—	—	1,627
Other consumer finance	6,112	1,560	(819)	107	6,960
Consumer finance	7,354	1,945	(819)	107	8,587
Tax services	2	(714)	(254)	2,567	1,601
Warehouse finance	420	47	—	—	467
Community banking	12,262	(12,684)	—	422	—
Total loans and leases	68,281	471	(4,859)	3,730	67,623
Unfunded commitments(1)	690	(285)	—	—	405
Total	$68,971	$186	$(4,859)	$3,730	$68,028
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.

Information on loans and leases that are deemed to be collateral dependent and are evaluated individually for the ACL was as follows:

(Dollars in thousands)	At December 31, 2022	At September 30, 2022
Term lending	$2,847	$2,885
Asset based lending	10,363	—
Factoring	—	550
Lease financing	3,153	2,787
SBA/USDA	1,151	1,199
Commercial finance(1)	17,514	7,421
Total	$17,514	$7,421
(1) For commercial finance, collateral dependent financial assets have collateral in the form of cash, equipment, or other business assets.

Management has identified certain structured finance credits for alternative energy projects in which a substantial cash collateral account has been established to mitigate credit risk. Due to the nature of the transactions and significant cash collateral positions, these credits are evaluated individually. The balance of these pass rated cash collateral loans totaled $153.0 million and $120.7 million at December 31, 2022 and at September 30, 2022, respectively.

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

Loans and leases, or portions thereof, are generally charged off when collection of principal becomes doubtful. Typically, this is associated with a delay or shortfall in payments of 210 days or more for commercial insurance premium finance, 120 days or more for consumer credit products and leases, and 90 days or more for commercial finance loans. Action is taken to charge off electronic return originator ("ERO") loans if such loans have not been collected by the end of June and refund advance loans if such loans have not been collected by the end of the calendar year. Nonaccrual loans and troubled debt restructurings are generally individually evaluated for expected credit losses.

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

The Company has various portfolios of consumer finance and tax services loans that present unique risks that are statistically managed. Due to the unique risks associated with these portfolios, the Company monitors other credit quality indicators in their evaluation of the appropriateness of the allowance for credit losses on these portfolios, and as such, these loans are not included in the asset classification table below. The outstanding balances of consumer finance loans and tax services loans were $186.9 million and $30.4 million at December 31, 2022, respectively, and $169.7 million and $9.1 million at September 30, 2022, respectively. The amortized cost basis of loans and leases by asset classification and year of origination was as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At December 31, 2022	2023	2022	2021	2020	2019	Prior
Term lending
Pass	$232,029	$334,377	$155,092	$103,243	$28,013	$33,853	$—	$886,607
Watch	21,397	44,223	63,767	7,737	8,304	1,038	—	146,466
Special Mention	1,184	7,409	20,822	11,018	682	622	—	41,737
Substandard	2,741	24,094	22,333	23,005	6,757	3,409	—	82,339
Doubtful	—	993	832	676	389	61	—	2,951
Total	257,351	411,096	262,846	145,679	44,145	38,983	—	1,160,100
Asset based lending
Pass	—	—	—	—	—	—	143,772	143,772
Watch	—	—	—	—	—	—	166,726	166,726
Special Mention	—	—	—	—	—	—	27,796	27,796
Substandard	—	—	—	—	—	—	21,222	21,222

Total	—	—	—	—	—	—	359,516	359,516
Factoring
Pass	—	—	—	—	—	—	236,882	236,882
Watch	—	—	—	—	—	—	78,018	78,018
Special Mention	—	—	—	—	—	—	10,658	10,658
Substandard	—	—	—	—	—	—	13,036	13,036
Total	—	—	—	—	—	—	338,594	338,594
Lease financing
Pass	6,090	24,003	37,972	45,399	3,600	3,511	—	120,575
Watch	2,958	12,272	10,154	6,760	7,808	612	—	40,564
Special Mention	—	—	1,516	754	1,136	130	—	3,536
Substandard	—	8,452	6,607	4,765	4,600	100	—	24,524
Doubtful	—	—	232	262	—	175	—	669
Total	9,048	44,727	56,481	57,940	17,144	4,528	—	189,868
Insurance premium finance
Pass	191,200	243,138	115	22	—	—	—	434,475
Watch	—	1,349	—	—	—	—	—	1,349
Special Mention	—	508	—	—	—	—	—	508
Substandard	—	375	3	—	—	—	—	378
Doubtful	—	264	3	—	—	—	—	267
Total	191,200	245,634	121	22	—	—	—	436,977
SBA/USDA
Pass	4,346	196,049	35,798	58,948	9,770	19,273	—	324,184
Watch	—	—	—	56	2,985	3,939	—	6,980
Special Mention	—	—	—	—	210	—	—	210
Substandard	—	—	66	6,943	8,494	10,207	—	25,710
Total	4,346	196,049	35,864	65,947	21,459	33,419	—	357,084
Other commercial finance
Pass	23	25,899	39,156	27,228	21,490	17,396	—	131,192
Watch	1,350	—	—	—	—	—	—	1,350
Substandard	2,860	—	29,070	—	—	262	—	32,192
Total	4,233	25,899	68,226	27,228	21,490	17,658	—	164,734
Warehouse finance
Pass	—	—	—	—	—	—	279,899	279,899
Total	—	—	—	—	—	—	279,899	279,899
Total loans and leases
Pass	433,688	823,466	268,133	234,840	62,873	74,033	660,553	2,557,586
Watch	25,705	57,844	73,921	14,553	19,097	5,589	244,744	441,453
Special Mention	1,184	7,917	22,338	11,772	2,028	752	38,454	84,445
Substandard	5,601	32,921	58,079	34,713	19,851	13,978	34,258	199,401
Doubtful	—	1,257	1,067	938	389	236	—	3,887
Total	$466,178	$923,405	$423,538	$296,816	$104,238	$94,588	$978,009	$3,286,772

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At September 30, 2022	2022	2021	2020	2019	2018	Prior
Term lending
Pass	$246,627	$240,018	$105,170	$60,417	$89,072	$61,229	$—	$802,533
Watch	45,539	24,318	45,052	11,698	21,077	9,799	—	157,483
Special Mention	9,500	24,885	14,300	2,861	619	242	—	52,407
Substandard	10,627	16,694	12,248	23,266	10,457	2,255	—	75,547
Doubtful	175	407	469	872	204	192	—	2,319
Total	312,468	306,322	177,239	99,114	121,429	73,717	—	1,090,289
Asset based lending

Pass	—	—	—	—	—	—	154,494	154,494
Watch	—	—	—	—	—	—	162,990	162,990
Special Mention	—	—	—	—	—	—	13,770	13,770
Substandard	—	—	—	—	—	—	20,442	20,442
Total	—	—	—	—	—	—	351,696	351,696
Factoring
Pass	—	—	—	—	—	—	254,883	254,883
Watch	—	—	—	—	—	—	86,219	86,219
Special Mention	—	—	—	—	—	—	9,174	9,174
Substandard	—	—	—	—	—	—	22,319	22,319
Total	—	—	—	—	—	—	372,595	372,595
Lease financing
Pass	7,407	38,818	31,408	26,552	12,361	823	—	117,369
Watch	8,799	17,098	10,284	6,655	2,899	151	—	45,886
Special Mention	151	6,151	2,644	481	2,876	2,811	—	15,114
Substandard	825	9,486	11,819	7,273	1,245	—	—	30,648
Doubtful	144	163	1,280	88	—	—	—	1,675
Total	17,326	71,716	57,435	41,049	19,381	3,785	—	210,692
Insurance premium finance
Pass	478,504	307	8	—	—	—	—	478,819
Watch	539	7	—	—	—	—	—	546
Special Mention	169	40	—	—	—	—	—	209
Substandard	106	46	—	—	—	—	—	152
Doubtful	14	14	—	—	—	—	—	28
Total	479,332	414	8	—	—	—	—	479,754
SBA/USDA
Pass	54,512	111,907	40,474	56,538	28,874	24,305	—	316,610
Watch	—	13,836	1,266	702	—	710	—	16,514
Special Mention	—	211	—	869	—	—	—	1,080
Substandard	4,149	10,968	4,278	—	1,094	4,545	—	25,034
Total	58,661	136,922	46,018	58,109	29,968	29,560	—	359,238
Other commercial finance
Pass	5,886	13,607	26,040	20,458	23,098	40,782	—	129,871
Substandard	—	9,538	—	—	—	20,000	—	29,538
Total	5,886	23,145	26,040	20,458	23,098	60,782	—	159,409
Warehouse finance
Pass	—	—	—	—	—	—	294,350	294,350
Special Mention	—	—	—	—	—	—	32,500	32,500
Total	—	—	—	—	—	—	326,850	326,850
Total loans and leases
Pass	792,936	404,657	203,100	163,965	153,405	127,139	703,727	2,548,929
Watch	54,877	55,259	56,602	19,055	23,976	10,660	249,209	469,638
Special Mention	9,820	31,287	16,944	4,211	3,495	3,053	55,444	124,254
Substandard	15,707	46,732	28,345	30,539	12,796	26,800	42,761	203,680
Doubtful	333	584	1,749	960	204	192	—	4,022
Total	$873,673	$538,519	$306,740	$218,730	$193,876	$167,844	$1,051,141	$3,350,523

Past due loans and leases were as follows:

(Dollars in thousands)	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
At December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Nonaccrual Balance	Total
Loans held for sale	$—	$—	$—	$—	$17,148	$17,148	$—	$—	$—

Term lending	12,706	8,917	10,715	32,338	1,127,762	1,160,100	7,180	8,694	15,874
Asset based lending	—	—	—	—	359,516	359,516	—	10,363	10,363
Factoring	—	—	—	—	338,594	338,594	—	705	705
Lease financing	4,012	1,690	3,228	8,930	180,938	189,868	3,016	3,912	6,928
Insurance premium finance	2,969	1,122	3,085	7,176	429,801	436,977	3,085	—	3,085
SBA/USDA	287	—	252	539	356,545	357,084	—	1,403	1,403
Other commercial finance	—	—	—	—	164,734	164,734	—	—	—
Commercial finance	19,974	11,729	17,280	48,983	2,957,890	3,006,873	13,281	25,077	38,358
Consumer credit products	2,719	2,485	2,424	7,628	123,122	130,750	2,429	—	2,429
Other consumer finance	38	48	69	155	56,025	56,180	64	—	64
Consumer finance	2,757	2,533	2,493	7,783	179,147	186,930	2,493	—	2,493
Tax services	—	—	—	—	30,364	30,364	—	—	—
Warehouse finance	—	—	—	—	279,899	279,899	—	—	—
Total loans and leases held for investment	22,731	14,262	19,773	56,766	3,447,300	3,504,066	15,774	25,077	40,851
Total loans and leases	$22,731	$14,262	$19,773	$56,766	$3,464,448	$3,521,214	$15,774	$25,077	$40,851

(Dollars in thousands)	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
At September 30, 2022	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Nonaccrual Balance	Total
Loans held for sale	$—	$—	$—	$—	$21,071	$21,071	$—	$—	$—

Term lending	14,066	2,576	4,458	21,100	1,069,189	1,090,289	2,035	7,576	9,611
Asset based lending	—	—	68	68	351,628	351,696	39	29	68
Factoring	—	—	—	—	372,595	372,595	—	569	569
Lease financing	8,265	2,253	1,714	12,232	198,460	210,692	440	3,750	4,190
Insurance premium finance	2,550	1,379	1,628	5,557	474,197	479,754	1,628	—	1,628
SBA/USDA	—	—	—	—	359,238	359,238	—	1,451	1,451
Other commercial finance	—	—	—	—	159,409	159,409	—	—	—
Commercial finance	24,881	6,208	7,868	38,957	2,984,716	3,023,673	4,142	13,375	17,517
Consumer credit products	3,209	2,558	2,669	8,436	135,917	144,353	2,669	—	2,669
Other consumer finance	113	51	124	288	25,018	25,306	124	—	124
Consumer finance	3,322	2,609	2,793	8,724	160,935	169,659	2,793	—	2,793
Tax services	—	—	8,873	8,873	225	9,098	8,873	—	8,873
Warehouse finance	—	—	—	—	326,850	326,850	—	—	—
Total loans and leases held for investment	28,203	8,817	19,534	56,554	3,472,726	3,529,280	15,808	13,375	29,183
Total loans and leases	$28,203	$8,817	$19,534	$56,554	$3,493,797	$3,550,351	$15,808	$13,375	$29,183

Nonaccrual loans and leases by year of origination were as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
At December 31, 2022	2023	2022	2021	2020	2019	Prior
Term lending	$—	$1,454	$1,783	$1,627	$3,691	$139	$—	$8,694	$2,847
Asset based lending	—	—	—	—	—	—	10,363	10,363	—
Factoring	—	—	—	—	—	—	705	705	—
Lease financing	—	—	804	1,188	1,736	184	—	3,912	713
SBA/USDA	—	—	—	1,151	—	252	—	1,403	1,151
Commercial finance	—	1,454	2,587	3,966	5,427	575	11,068	25,077	4,711
Total nonaccrual loans and leases	$—	$1,454	$2,587	$3,966	$5,427	$575	$11,068	$25,077	$4,711

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
At September 30, 2022	2022	2021	2020	2019	2018	Prior
Term lending	$251	$1,110	$1,964	$989	$3,096	$166	$—	$7,576	$2,885
Asset based lending	—	—	—	—	—	—	29	29	—
Factoring	—	—	—	—	—	—	569	569	550
Lease financing	977	310	2,442	13	8	—	—	3,750	—
SBA/USDA	—	—	1,199	—	—	252	—	1,451	1,199
Commercial finance	1,228	1,420	5,605	1,002	3,104	418	598	13,375	4,634
Total nonaccrual loans and leases	$1,228	$1,420	$5,605	$1,002	$3,104	$418	$598	$13,375	$4,634

Loans and leases that are 90 days or more delinquent and accruing by year of origination were as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At December 31, 2022	2023	2022	2021	2020	2019	Prior
Term lending	$—	$358	$6,136	$472	$170	$44	$—	$7,180
Lease financing	—	2,754	75	126	40	21	—	3,016
Insurance premium finance	—	3,073	7	5	—	—	—	3,085
Commercial finance	—	6,185	6,218	603	210	65	—	13,281
Consumer credit products	—	1,816	535	29	44	—	5	2,429
Other consumer finance	—	—	—	—	—	—	64	64
Consumer finance	—	1,816	535	29	44	—	69	2,493
Total 90 days or more delinquent and accruing	$—	$8,001	$6,753	$632	$254	$65	$69	$15,774

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At September 30, 2022	2022	2021	2020	2019	2018	Prior
Term lending	$207	$720	$716	$130	$70	$192	$—	$2,035
Asset based lending	—	—	—	—	—	—	39	39
Lease financing	8	158	98	131	45	—	—	440
Insurance premium finance	1,513	110	5	—	—	—	—	1,628
Commercial finance	1,728	988	819	261	115	192	39	4,142
Consumer credit products	2,123	481	42	23	—	—	—	2,669
Other consumer finance	—	124	—	—	—	—	—	124
Consumer finance	2,123	605	42	23	—	—	—	2,793
Tax services	8,873	—	—	—	—	—	—	8,873
Total 90 days or more delinquent and accruing	$12,724	$1,593	$861	$284	$115	$192	$39	$15,808

Certain loans and leases 90 days or more past due as to interest or principal continue to accrue because they are (1) well-secured and in the process of collection or (2) consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due.

The following table provides the average recorded investment in nonaccrual loans and leases:

	Three Months Ended December 31,
(Dollars in thousands)	2022	2021
Term lending	$8,796	$13,922
Asset based lending	4,272	4,011
Factoring	708	12,247
Lease financing	3,623	3,033
SBA/USDA	1,420	216
Commercial finance	18,819	33,429
Total loans and leases	$18,819	$33,429

The recognized interest income on the Company's nonaccrual loans and leases for the three months ended December 31, 2022 and 2021 was not significant.

The Company’s troubled debt restructurings ("TDRs") typically involve forgiving a portion of interest or principal on existing loans, making loans at a rate materially less than current market rates, or extending the term of the loan. No loans were modified in a TDR during the three months ended December 31, 2022. There were $10.1 million of commercial finance loans and $0.1 million of consumer finance loans that were modified in a TDR during the three months ended December 31, 2021, all of which were modified to extend the term of the loan.

During the three months ended December 31, 2022, the Company had $0.1 million of commercial finance loans that were modified in a TDR within the previous 12 months and for which there was a payment default. During the three months ended December 31, 2021, the Company had $2.3 million of commercial finance loans and $0.5 million of consumer finance loans that were modified in a TDR within the previous 12 months and for which there was a payment default. TDR net charge-offs and the impact of TDRs on the Company's allowance for credit losses were insignificant during the three months ended December 31, 2022 and December 31, 2021.

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

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted earnings per share is presented below.

	Three Months Ended December 31,
(Dollars in thousands, except per share data)	2022	2021
Basic income per common share:
Net income attributable to Pathward Financial, Inc.	$27,842	$61,324
Dividends and undistributed earnings allocated to participating securities	(403)	(953)
Basic net earnings available to common stockholders	27,439	60,371
Undistributed earnings allocated to nonvested restricted stockholders	383	929
Reallocation of undistributed earnings to nonvested restricted stockholders	(382)	(929)
Diluted net earnings available to common stockholders	$27,440	$60,371

Total weighted-average basic common shares outstanding	28,024,541	30,238,621
Effect of dilutive securities(1)
Performance share units	62,282	22,034
Total effect of dilutive securities	62,282	22,034
Total weighted-average diluted common shares outstanding	28,086,823	30,260,655

Net earnings per common share:
Basic earnings per common share	$0.98	$2.00
Diluted earnings per common share(2)	$0.98	$2.00
(1) Represents the effect of the assumed exercise of stock options and vesting of performance share units and restricted stock, as applicable, utilizing the treasury stock method.
(2) Excluded from the computation of diluted earnings per share for the three months ended December 31, 2022 and 2021, respectively, were 411,794 and 477,488 weighted average shares of nonvested restricted stock because their inclusion would be anti-dilutive.

NOTE 7. RENTAL EQUIPMENT, NET

Rental equipment consists of the following:

(Dollars in thousands)	December 31, 2022	September 30, 2022
Computers and IT networking equipment	$20,176	$21,669
Motor vehicles and other	110,196	107,648
Other furniture and equipment	58,624	34,254
Solar panels and equipment	141,759	133,765
Total	330,755	297,336

Accumulated depreciation	(100,921)	(94,355)
Unamortized initial direct costs	1,295	1,390
Net book value	$231,129	$204,371

Future minimum lease payments expected to be received for operating leases at December 31, 2022 were as follows:

(Dollars in thousands)
Remaining in 2023	$29,248
2024	32,077
2025	24,537
2026	16,058
2027	9,912
Thereafter	10,930
Total	$122,762

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

The Company held a total of $309.5 million of goodwill at December 31, 2022. The recorded goodwill is a result of multiple business combinations that occurred from 2015 to 2018. There have been no changes to the carrying amount of goodwill during the three months ended December 31, 2022.

The changes in the carrying amount of the Company’s intangible assets were as follows:

(Dollars in thousands)	Trademark(1)	Non-Compete	Customer Relationships(2)	All Others(3)	Total
Intangible Assets
At September 30, 2022	$8,605	$—	$12,395	$4,691	$25,691
Amortization during the period	(351)	—	(776)	(131)	(1,258)
At December 31, 2022	$8,254	$—	$11,619	$4,560	$24,433

Gross carrying amount	$14,624	$2,481	$82,088	$9,940	$109,133
Accumulated amortization	(6,370)	(2,481)	(59,551)	(5,162)	(73,564)
Accumulated impairment	—	—	(10,918)	(218)	(11,136)
At December 31, 2022	$8,254	$—	$11,619	$4,560	$24,433

At September 30, 2021	$9,823	$40	$17,868	$5,417	$33,148
Acquisitions during the period	—	—	—	1	1
Amortization during the period	(263)	(39)	(1,054)	(132)	(1,488)
At December 31, 2021	$9,560	$1	$16,814	$5,286	$31,661

Gross carrying amount	$14,624	$2,481	$82,088	$10,142	$109,335
Accumulated amortization	(5,064)	(2,480)	(55,026)	(4,638)	(67,208)
Accumulated impairment	—	—	(10,248)	(218)	(10,466)
At December 31, 2021	$9,560	$1	$16,814	$5,286	$31,661
(1) Book amortization period of 5-15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 10-30 years. Amortized using the accelerated method.
(3) Book amortization period of 3-20 years. Amortized using the straight line method.

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in the remaining nine months of fiscal 2023 and subsequent fiscal years at December 31, 2022 was as follows:

(Dollars in thousands)
Remaining in 2023	$3,688
2024	4,134
2025	3,572
2026	3,226
2027	2,580
Thereafter	7,233
Total anticipated intangible amortization	$24,433

There were no impairments to intangible assets during the three months ended December 31, 2022 and 2021. Intangible impairment expense is recorded within the impairment expense line of the Condensed Consolidated Statements of Operations.

NOTE 9. OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease ROU assets, included in other assets, were $29.3 million and $32.7 million at December 31, 2022 and 2021, respectively.

Operating lease liabilities, included in accrued expenses and other liabilities, were $31.2 million and $34.5 million at December 31, 2022 and 2021, respectively.

Undiscounted future minimum operating lease payments and a reconciliation to the amount recorded as operating lease liabilities at December 31, 2022 were as follows:

(Dollars in thousands)
Remaining in 2023	$2,983
2024	3,913
2025	3,718
2026	3,195
2027	3,092
Thereafter	18,640
Total undiscounted future minimum lease payments	35,541
Discount	(4,357)
Total operating lease liabilities	$31,184

The weighted-average discount rate and remaining lease term for operating leases at December 31, 2022 were as follows:

Weighted-average discount rate	2.36%
Weighted-average remaining lease term (years)	10.46

The components of total lease costs for operating leases were as follows:

	Three Months Ended December 31,
(Dollars in thousands)	2022	2021
Lease expense	$1,014	$1,137
Short-term and variable lease cost	42	35
Sublease income	(333)	(176)
Total lease cost for operating leases	$723	$996

NOTE 10. STOCKHOLDERS' EQUITY

Repurchase of Common Stock
The Company's Board of Directors authorized the September 3, 2021 share repurchase program to repurchase up to 6,000,000 shares of the Company's outstanding common stock. This authorization is effective from September 3, 2021 through September 30, 2024. During the three months ended December 31, 2022, and 2021, the Company repurchased 653,994 and 1,711,501 shares, respectively, as part of the share repurchase programs.
Under the repurchase programs, repurchased shares were retired and designated as authorized but unissued shares. The Company accounts for repurchased shares using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. As of December 31, 2022, 3,640,983 shares of common stock remained available for repurchase.
For the three months ended December 31, 2022, and 2021, the Company also repurchased 57,291 and 61,172 shares, or $2.0 million and $3.4 million of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Retirement of Treasury Stock
The Company accounts for the retirement of repurchased shares, including treasury stock, using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. The Company retired zero shares of common stock held in treasury during the three months ended December 31, 2022 and 2021, respectively.

NOTE 11. STOCK COMPENSATION

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

The following tables show the activity of nonvested (restricted) shares and PSUs granted, vested, or forfeited under the 2002 Omnibus Incentive Plan for the three months ended December 31, 2022. There were no options granted, exercised, or forfeited under this plan during the three months ended December 31, 2022.

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Fair Value at Grant
Nonvested shares outstanding, September 30, 2022	474,348	$36.52
Granted	135,417	36.68
Vested	(181,240)	34.71
Forfeited or expired	(1,017)	41.82
Nonvested shares outstanding, December 31, 2022	427,508	$37.32

Performance share units outstanding, September 30, 2022	96,689	$42.59
Granted(1)	59,115	38.94
Vested	—	—
Forfeited or expired	—	—
Performance share units outstanding, December 31, 2022	155,804	$41.20
(1) The number of PSUs granted reflects the target number of PSUs able to be earned under a given award.

At December 31, 2022, stock-based compensation expense not yet recognized in income totaled $10.9 million, which is expected to be recognized over a weighted average remaining period of 1.73 years.

NOTE 12. INCOME TAXES

The Company recorded an income tax expense of $6.6 million for the three months ended December 31, 2022, resulting in an effective tax rate of 18.79%, compared to an income tax expense of $14.3 million, or an effective tax rate of 18.89%, for the three months ended December 31, 2021. The Company’s effective tax rate was lower than the U.S. statutory rate of 21% primarily because of the anticipated effect of investment tax credits during fiscal year 2023. The Company's effective tax rate in the future will depend in part on actual investment tax credits generated from qualified solar energy property.

The table below compares the income tax expense components for the periods presented.

	Three Months Ended December 31,
(Dollars in thousands)	2022	2021
Provision at statutory rate	$7,228	$15,876
Tax-exempt income	(203)	(172)
State income taxes	1,510	3,087
Interim period effective rate adjustment	1,119	1,827
Tax credit investments, net - federal	(3,062)	(5,670)
IRC 162(m) nondeductible compensation	136	263
Other, net	(151)	(935)
Income tax expense	$6,577	$14,276
Effective tax rate	18.79%	18.89%

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

(Dollars in thousands)	Consumer		Commercial		Corporate Services/Other		Consolidated Company
Three Months Ended December 31,	2022	2021	2022	2021	2022	2021	2022	2021
Net interest income(1)	$34,272	$26,110	$42,324	$45,087	$7,461	$416	$84,057	$71,613
Noninterest income:
Refund transfer product fees	677	579	—	—	—	—	677	579
Refund advance fee income(1)	617	1,233	—	—	—	—	617	1,233
Card and deposit fees	37,452	25,132	261	231	5	6	37,718	25,369
Rental income(1)	—	—	12,515	11,077	193	—	12,708	11,077
Gain (loss) on sale of securities(1)	—	—	—	—	—	137	—	137
Gain on sale of trademarks	—	—	—	—	10,000	50,000	10,000	50,000
Gain (loss) on sale of other(1)	—	—	502	4,864	—	(8,329)	502	(3,465)
Other income(1)	793	765	1,084	2,785	1,678	(1,889)	3,555	1,661
Total noninterest income	39,539	27,709	14,362	18,957	11,876	39,925	65,777	86,591
Revenue	$73,811	$53,819	$56,686	$64,044	$19,337	$40,341	$149,834	$158,204
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

Refund Transfer Product Fees. Refund transfer fees are specific to the Banking as a Service ("BaaS") business line and reflect product fees offered by the Company through third-party tax preparers and tax preparation software providers where the Company acts as the partnering financial institution. A refund transfer allows a taxpayer to pay tax preparation and filing fees directly from their federal or state government tax refund, with the remainder of the refund being disbursed in accordance with the terms and conditions of the taxpayer agreement, which may include satisfaction of other disbursement obligations before going directly to the taxpayer via check, direct deposit, or prepaid card. Refund transfer fees are recognized by the Company immediately after the taxpayer's refund has been disbursed in accordance with the contract and is based on standalone pricing included within the terms and conditions. Certain expenses to tax preparation software providers are netted with refund transfer fee income as the Company is considered the agent in these contractual relationships. All refund transfer fees are recorded within the Consumer reporting segment.

Card and Deposit Fees. Card fees relate to the BaaS business line and consists of income from prepaid cards and merchant services, including interchange fees from prepaid cards processed through card association networks, merchant services and other card related services. Interchange rates are generally set by card association networks based on transaction volume and other factors. Since interchange fees are generated by cardholder activity, the Company recognizes the income as transactions occur. Fee income for merchant services and other card related services reflect account management and transaction fees charged to merchants for processing card association network transactions. The associated income is recognized as transactions occur or as services are performed. For the Company's internally managed prepaid card programs, fees are based on standalone pricing within the terms and conditions of the cardholder agreement. The Company is considered the principal of these relationships resulting in all fee income being presented on a gross basis within the Condensed Consolidated Statement of Operations. For the Company's sponsorship prepaid card programs where a third-party is considered the Program Manager, the fees are based on standalone pricing within the terms and conditions of the Program Agreement. For these relationships, the Company is considered the agent and certain expenses with the Program Manager, networks and associations are netted with card fee revenue. All card fee income is included in the Consumer reporting segment.

Deposit fees relate to the BaaS and Commercial Finance business lines and consist of income from banking and deposit-related services, including account services, overdraft protection, and wire transfers. Fee income for account services is recognized over the course of the month as the performance obligation is satisfied. Fee income for overdraft protection and wire transfers is recognized point in time when such event occurs. For BaaS, the fees for account services and overdraft protection are based on standalone pricing within the terms and conditions of the Program Agreement with the sponsorship partner. For these relationships, the Company is considered the agent and certain expenses with the partner are netted with deposit fee revenue. For Commercial Finance, fees for wire transfers are based on standalone pricing within the terms and conditions of the customer deposit agreement. Bank and deposit fees for the BaaS and Commercial Finance business lines are included in the Consumer and Commercial reporting segments, respectively. Also included within Card and Deposit Fees for the Consumer reporting segment are servicing fees the Company recognizes for custodial off-balance sheet deposits. This fee income is for services the Bank performs to maintain records of cardholder funds placed at one or more third-party banks insured by the FDIC. The servicing fee is typically reflective of the effective federal funds rate ("EFFR").

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

The following tables present segment data for the Company:

(Dollars in thousands)	Consumer		Commercial		Corporate Services/Other		Total
Three Months Ended December 31,	2022	2021	2022	2021	2022	2021	2022	2021
Net interest income	$34,272	$26,110	$42,324	$45,087	$7,461	$416	$84,057	$71,613
Provision (reversal of) for credit losses	3,240	1,262	6,583	11,591	(47)	(12,667)	9,776	186
Noninterest income	39,539	27,709	14,362	18,957	11,876	39,925	65,777	86,591
Noninterest expense	34,494	19,661	32,749	33,046	37,816	29,729	105,059	82,436
Income (loss) before income tax expense	36,077	32,896	17,354	19,407	(18,432)	23,279	34,999	75,582

Total assets	393,898	550,336	3,476,942	3,260,619	2,788,385	3,798,703	6,659,225	7,609,658
Total goodwill	87,145	87,145	222,360	222,360	—	—	309,505	309,505
Total deposits	5,624,919	6,325,193	6,628	6,840	157,585	193,536	5,789,132	6,525,569

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

	At December 31, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Debt securities AFS
Corporate securities	$21,312	$—	$21,312	$—
SBA securities	95,765	—	95,765	—
Obligations of states and political subdivisions	2,351	—	2,351	—
Non-bank qualified obligations of states and political subdivisions	258,052	—	258,052	—
Asset-backed securities	135,276	—	135,276	—
Mortgage-backed securities	1,335,022	—	1,335,022	—
Total debt securities AFS	$1,847,778	$—	$1,847,778	$—
Common equities and mutual funds(1)	$3,437	$3,437	$—	$—
Non-marketable equity securities(2)	$7,822	$—	$—	$—
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at December 31, 2022.
(2) Consists of certain non-marketable equity securities that are measured at fair value using net asset value ("NAV") per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

	At September 30, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Debt securities AFS
Corporate securities	$22,187	$—	$22,187	$—
SBA securities	97,768	—	97,768	—
Obligations of states and political subdivisions	2,344	—	2,344	—
Non-bank qualified obligations of states and political subdivisions	263,783	—	263,783	—
Asset-backed securities	147,790	—	147,790	—
Mortgage-backed securities	1,348,997	—	1,348,997	—
Total debt securities AFS	$1,882,869	$—	$1,882,869	$—
Common equities and mutual funds(1)	$2,874	$2,874	$—	$—
Non-marketable equity securities(2)	$7,212	$—	$—	$—
(1) Equity securities at fair value are included within other assets on the Consolidated Statements of Financial Condition at September 30, 2022.
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

The following table summarizes the assets of the Company that are measured at fair value in the Condensed Consolidated Statements of Financial Condition on a non-recurring basis:

	At December 31, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases, net individually evaluated for credit loss
Commercial finance	$8,544	$—	$—	$8,544
Total loans and leases, net individually evaluated for credit loss	8,544	—	—	8,544
Foreclosed assets, net	—	—	—	—
Total	$8,544	$—	$—	$8,544

	At September 30, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases, net individually evaluated for credit loss
Commercial finance	$1,575	$—	$—	$1,575
Total loans and leases, net individually evaluated for credit loss	1,575	—	—	1,575
Foreclosed assets, net	1	—	—	1
Total	$1,576	$—	$—	$1,576

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value at December 31, 2022	Fair Value at September 30, 2022	Valuation Technique	Unobservable Input	Range of Inputs
Loans and leases, net individually evaluated for credit loss	$8,544	$1,575	Market approach	Appraised values(1)	15% - 59%
(1) The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimating selling costs and other inputs in a range of 15% to 59%.

Management discloses the estimated fair value of financial instruments, including assets and liabilities on and off the Condensed Consolidated Statements of Financial Condition, for which it is practicable to estimate fair value. These fair value estimates were made at December 31, 2022 and September 30, 2022 based on relevant market information and information about financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, since there is no active market for certain financial instruments of the Company, the estimates of fair value are subjective in nature, involve uncertainties, and include matters of significant judgment. Changes in assumptions as well as tax considerations could significantly affect the estimated values. Accordingly, the aggregate fair value estimates are not intended to represent the underlying value of the Company, on either a going concern or a liquidation basis.

The following tables present the carrying amount and estimated fair value of the financial instruments held by the Company:

	At December 31, 2022
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$369,169	$369,169	$369,169	$—	$—
Debt securities available for sale	1,847,778	1,847,778	—	1,847,778	—
Debt securities held to maturity	40,565	37,658	—	37,658	—
Common equities and mutual funds(1)	3,437	3,437	3,437	—	—
Non-marketable equity securities(1)(2)	23,136	23,136	—	15,314	—
Loans held for sale	17,148	17,148	—	17,148	—
Loans and leases	3,504,066	3,484,705	—	—	3,484,705
Federal Reserve Bank and Federal Home Loan Bank stocks	28,812	28,812	—	28,812	—
Accrued interest receivable	20,170	20,170	20,170	—	—
Financial liabilities
Deposits	5,789,132	5,788,923	5,782,075	6,848	—
Other short- and long-term borrowings	34,977	34,935	—	34,935	—
Accrued interest payable	717	717	717	—	—
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at December 31, 2022.
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
(1) Equity securities at fair value are included within other assets on the Consolidated Statements of Financial Condition at September 30, 2022.
(2) Includes certain non-marketable equity securities that are measured at fair value using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.
NOTE 16. SUBSEQUENT EVENTS

Management has evaluated subsequent events that occurred after December 31, 2022. During this period, up to the filing date of this Quarterly Report on Form 10-Q, management did not identify any material subsequent events that would require recognition or disclosure in our Condensed Consolidated Financial Statements as of or for the quarter ended December 31, 2022.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PATHWARD FINANCIAL, INC.®
AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
PATHWARD FINANCIAL, INC.TM ("Pathward Financial" or the "Company" or "us") and its wholly-owned subsidiary, PathwardTM, National Association ("Pathward, N.A" or "Pathward" or "the Bank") may from time to time make written or oral “forward-looking statements,” including statements contained in this Quarterly Report on Form 10-Q, the Company’s other filings with the Securities and Exchange Commission (the "SEC"), the Company’s reports to stockholders, and other communications by the Company and Pathward, National Association, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” or the negative of those terms, or other words of similar meaning or similar expressions. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements are based on information currently available to us and assumptions about future events, and include statements with respect to the Company’s beliefs, expectations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such risks, uncertainties and other factors may cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Such statements address, among others, the following subjects: future operating results including our performance expectations; the impact of measures expected to increase efficiencies or reduce expenses; customer retention; loan and other product demand; expectations concerning acquisitions and divestitures; new products and services; credit quality; the level of net charge-offs and the adequacy of the allowance for credit losses; technology; and the Company's employees. The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: maintaining our executive management team; expected growth opportunities may not be realized or may take longer to realize than expected; the potential adverse effects of the ongoing COVID-19 pandemic and any governmental or societal responses thereto, or other unusual and infrequently occurring events, including the impact on financial markets from geopolitical conflicts such as the military conflict between Russia and Ukraine; our ability to achieve brand recognition for Pathward equal to or greater than we have enjoyed for MetaBank; our ability to successfully implement measures designed to reduce expenses and increase efficiencies; changes in trade, monetary, and fiscal policies and laws, including actual changes in interest rates and the Fed Funds rate; changes in tax laws; the strength of the United States' economy, and the local economies in which the Company operates; inflation, market, and monetary fluctuations; the timely and efficient development of new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value of these products and services by users; Pathward's ability to maintain its Durbin Amendment exemption; the risks of dealing with or utilizing third parties, including, in connection with the Company’s prepaid card and tax refund advance businesses, the risk of reduced volume of refund advance loans as a result of reduced customer demand for or usage of Pathward’s strategic partners’ refund advance products; our relationship with, and any actions which may be initiated by, our regulators; changes in financial services laws and regulations, including laws and regulations relating to the tax refund industry and the insurance premium finance industry; technological changes, including, but not limited to, the protection of our electronic systems and information; the impact of acquisitions and divestitures; litigation risk; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by Pathward of its status as a well-capitalized institution; changes in consumer spending and saving habits; losses from fraudulent or illegal activity; technological risks and developments and cyber threats, attacks, or events; and the success of the Company at maintaining its high quality asset level and managing and collecting assets of borrowers in default should problem assets increase.

The foregoing list of factors is not exclusive. We caution you not to place undue reliance on these forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q speak only as of the date hereof, and the Company does not undertake any obligation to update, revise, or clarify these forward-looking statements whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in its entirety by the cautionary statements contained or referred to in this section. Additional discussions of factors affecting the Company’s business and prospects are reflected under the caption “Risk Factors” of the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended September 30, 2022, and in the Company's other filings made with the SEC. The Company expressly disclaims any intent or obligation to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company or its subsidiaries, whether as a result of new information, changed circumstances, or future events or for any other reason.

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

The following discussion focuses on the consolidated financial condition of the Company at December 31, 2022, compared to September 30, 2022, and the consolidated results of operations for the three months ended December 31, 2022 and 2021. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the fiscal year ended September 30, 2022 and the related management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

EXECUTIVE SUMMARY

Business Highlights for the 2023 Fiscal First Quarter

•During the first quarter of fiscal year 2023, the Company recognized the remaining $10.0 million as part of the agreement with Beige Key, LLC to cease all use of the Meta name and trademarks. The $10.0 million was recognized as noninterest income as a gain on sale of trademarks. As part of the corporate rebrand, the Company recognized $3.7 million of pre-tax expenses related to rebranding efforts during the first quarter of fiscal 2023. Since the first quarter of fiscal year 2022 through the first quarter of fiscal year 2023, the Company has recognized $16.9 million in expenses related to rebranding efforts. The Company does not anticipate any further material expenses related to rebranding efforts.

Financial Highlights for the 2023 Fiscal First Quarter

•Total revenue for the first quarter was $149.8 million, a decrease of $8.4 million, or 5%, compared to the same quarter in fiscal 2022, primarily driven by the $50.0 million gain on sale of trademarks recognized during the prior year period, partially offset by an increase in interest income and the $10.0 million gain on sale of trademarks recognized during the first quarter of fiscal year 2023.

•Net interest margin ("NIM") increased 103 basis points to 5.62% for the first quarter from 4.59% during the same period of last year. The prior year period was impacted by excess cash associated with the Company's participation in the U.S. Treasury Department's Economic Impact Program.

•Total gross loans and leases at December 31, 2022 decreased $174.5 million, or 5%, to $3.51 billion compared to December 31, 2021 and decreased $26.6 million, or 1%, when compared to September 30, 2022. The decrease compared to the prior year quarter was primarily due to a reduction in warehouse finance loans and the sale of the $81.5 million student loan portfolio during the fiscal 2022 fourth quarter, partially offset by growth in the commercial finance portfolio. The primary driver for the decrease on a linked quarter basis was the reduction in warehouse finance loans.

•During the fiscal 2023 first quarter, the Company repurchased 653,994 shares of common stock at an average share price of $38.10.

FINANCIAL CONDITION

At December 31, 2022, the Company’s total assets decreased by $88.2 million to $6.66 billion compared to September 30, 2022, primarily due to decreases of $35.1 million in securities available for sale, $26.6 million in total loans and leases, and $18.9 million in cash and cash equivalents.

Total cash and cash equivalents was $369.2 million at December 31, 2022, decreasing from $388.0 million at September 30, 2022. The Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the FRB. At December 31, 2022, the Company did not have any federal funds sold.

The Company's investment security balances decreased $36.2 million, or 2%, to $1.89 billion at December 31, 2022, compared to $1.92 billion at September 30, 2022, due to maturities and principal pay downs. The Company’s portfolio of securities customarily consists primarily of MBS, which have expected lives much shorter than the stated final maturity, non-bank qualified obligations of states and political subdivisions, which mature in approximately 15 years or less, and other tax exempt municipal mortgage related pass through securities which have average lives much shorter than their stated final maturities. During the three months ended December 31, 2022, the Company made no purchases of investment securities.

Loans held for sale at December 31, 2022 totaled $17.1 million, decreasing from $21.1 million at September 30, 2022. This decrease was driven by a reduction in consumer credit products held for sale at December 31, 2022 compared to September 30, 2022.

Total gross loans and leases totaled $3.51 billion at December 31, 2022, as compared to $3.54 billion at September 30, 2022. The primary driver for the decrease on a linked quarter basis was a reduction in warehouse finance loans and commercial finance loans, partially offset by an increase in the consumer finance portfolio and the seasonal increase in tax services loans. See Note 5 to the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Commercial finance loans, which comprised 86% of the Company's gross loan and lease portfolio, totaled $3.01 billion at December 31, 2022, reflecting a reduction of $16.8 million, or 1%, from September 30, 2022.

Through the Bank, the Company owns stock in the FHLB due to the Bank’s membership and participation in this banking system as well as stock in the Federal Reserve Bank. The FHLB requires a level of stock investment based on a pre-determined formula. The Company’s investment in these stocks was $28.8 million at December 31, 2022 and at September 30, 2022, as purchases were offset by redemptions of FHLB membership stock during the three months ended December 31, 2022.

Total end-of-period deposits decreased 1% to $5.79 billion at December 31, 2022, compared to September 30, 2022, primarily driven by a decrease in noninterest-bearing deposits of $68.0 million.

The Company's total borrowings decreased $1.1 million, or 3%, from $36.0 million at September 30, 2022 to $35.0 million at December 31, 2022.

At December 31, 2022, the Company’s stockholders’ equity totaled $659.1 million, an increase of $14.0 million, from $645.1 million at September 30, 2022. The increase was primarily attributable to a change in accumulated other comprehensive income ("AOCI"). The Company and Bank remained above the federal regulatory minimum capital requirements at December 31, 2022, and continued to be classified as well-capitalized, and in good standing with the regulatory agencies. See “Liquidity and Capital Resources” for further information.

Noninterest-bearing Checking Deposits. The Company may hold negative balances associated with cardholder programs in the BaaS business line that are included within noninterest-bearing deposits on the Company's Condensed Consolidated Statements of Financial Condition. Negative balances can relate to any of the following payments functions:

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

The Company meets the Right of Set off criteria in ASC 210-20, Balance Sheet - Offsetting, for all payments negative deposit balances with the exception of DDA overdrafts. The following table summarizes the Company's negative deposit balances within the BaaS business line:

(Dollars in thousands)	December 31, 2022	September 30, 2022
Noninterest-bearing deposits	$5,903,642	$5,916,142
Prefunding	(292,943)	(244,462)
Discount funding	(22,652)	(15,991)
DDA overdrafts	(8,921)	(8,587)
Noninterest-bearing checking, net	$5,579,126	$5,647,102

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

In return for record keeping services at Program Banks, the Bank receives a servicing fee (“Servicing Fee”). For the three months ended December 31, 2022, the Company recognized $12.9 million in servicing fee income as compared to an insignificant amount for the three months ended December 31, 2021. The Servicing Fee has been typically reflective of the EFFR upon a renegotiation of the contracts with Program Banks.

As of December 31, 2022, the Company managed $2.23 billion of customer deposits at other banks in its capacity as custodian. The balance of these deposits increased $915.9 million as of December 31, 2022 as compared to $1.31 billion at September 30, 2022 primarily due to seasonal activity. These deposits provide the Company with excess deposits that can earn record keeping service fee income, typically reflective of the EFFR.

Approximately 43% of the deposit portfolio as of December 31, 2022 are subject to variable card processing expenses that are derived from the terms of contractual agreements with certain BaaS partners. These agreements are tied to a rate index, typically the EFFR.

RESULTS OF OPERATIONS

General
The Company recorded net income of $27.8 million, or $0.98 per diluted share, for the three months ended December 31, 2022, compared to net income of $61.3 million, or $2.00 per diluted share, for the three months ended December 31, 2021. Total revenue for the fiscal 2023 first quarter was $149.8 million, a decrease of $8.4 million, or 5%, compared to the same quarter in fiscal 2022, primarily driven by the $50.0 million gain on sale of trademarks recognized during the prior year period, partially offset by an increase in interest income and the $10.0 million gain on sale of trademarks recognized during the three months ended December 31, 2022.

Net Interest Income
Net interest income for the fiscal 2023 first quarter was $84.1 million, an increase of 17%, from the same quarter in fiscal 2022. The increase was mainly attributable to increased yields and an improved earning asset mix.

The first quarter average outstanding balance of loans and leases decreased $182.1 million compared to the same quarter of the prior year, primarily due to a reduction in warehouse finance loans and the sales of the remaining community bank and student loan portfolios, partially offset by an increase in the commercial finance loans. The Company’s average interest-earning assets for the first fiscal quarter decreased by $249.2 million to $5.93 billion compared with the same quarter in fiscal 2022, primarily due to a reduction in cash balances as a result of high cash levels during the prior year period related to the Company's participation in government stimulus programs. The decrease in interest-earnings assets was partially offset by growth in total investments and commercial finance loans and leases.

Fiscal 2023 first quarter NIM increased to 5.62% from 4.59% in the first fiscal quarter of last year. The overall reported tax equivalent yield (“TEY”) on average earning assets increased by 101 basis points to 5.70% compared to the prior year quarter, primarily driven by an increase in loan and lease and investment securities yields, along with a decrease in lower-yielding cash balances. The yield on the loan and lease portfolio was 7.70% compared to 6.96% for the comparable period last year and the TEY on the securities portfolio was 2.76% compared to 1.58% for that same period.

The Company's cost of funds for all deposits and borrowings averaged 0.07% during the fiscal 2023 first quarter, as compared to 0.08% during the prior year quarter. The Company's overall cost of deposits was 0.01% in the fiscal 2023 first quarter, the same as the prior year quarter.

The following tables present, for the periods indicated, the Company’s total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. The balances presented in the table below are calculated on a daily average balance. Tax-equivalent adjustments have been made in yield on interest-bearing assets and net interest margin. Nonaccruing loans and leases have been included in the table as loans carrying a zero yield.

	Three Months Ended December 31,
	2022			2021
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)
Interest-earning assets:
Cash and fed funds sold	$226,004	$1,716	3.01%	$594,614	$560	0.37%
Mortgage-backed securities	1,571,022	10,412	2.63%	1,007,030	3,864	1.52%
Tax exempt investment securities	154,754	980	3.18%	207,621	820	1.98%
Asset-backed securities	155,988	1,149	2.92%	387,567	1,152	1.18%
Other investment securities	301,739	2,407	3.17%	279,839	1,460	2.07%
Total investments	2,183,503	14,948	2.76%	1,882,057	7,296	1.58%
Commercial finance	3,010,868	58,100	7.66%	2,775,394	49,021	7.01%
Consumer finance	198,372	4,313	8.63%	316,573	6,114	7.66%
Tax services	25,230	57	0.90%	33,604	1,474	17.40%
Warehouse finance	290,454	5,926	8.09%	443,506	6,901	6.17%
Community banking	—	—	—%	137,898	1,525	4.39%
Total loans and leases(3)	3,524,924	68,396	7.70%	3,706,975	65,035	6.96%
Total interest-earning assets	5,934,431	$85,060	5.70%	6,183,646	$72,891	4.69%
Noninterest-earning assets	589,580			839,854
Total assets	$6,524,011			$7,023,500

Interest-bearing liabilities:
Interest-bearing checking	$447	$—	0.33%	$389	$—	0.32%
Savings	62,607	6	0.04%	80,765	5	0.03%
Money markets	138,872	78	0.22%	75,664	52	0.27%
Time deposits	7,199	2	0.11%	8,619	15	0.67%
Wholesale deposits	5,712	56	3.89%	67,384	69	0.41%
Total interest-bearing deposits	214,837	142	0.26%	232,821	141	0.24%
Overnight fed funds purchased	24,783	244	3.91%	327	—	0.31%
Subordinated debentures	19,593	357	7.22%	73,995	986	5.28%
Other borrowings	15,817	260	6.53%	18,636	151	3.22%
Total borrowings	60,193	861	5.67%	92,958	1,137	4.85%
Total interest-bearing liabilities	275,030	1,003	1.45%	325,779	1,278	1.56%
Noninterest-bearing deposits	5,421,821	—	—%	5,688,563	—	—%
Total deposits and interest-bearing liabilities	5,696,851	$1,003	0.07%	6,014,342	$1,278	0.08%
Other noninterest-bearing liabilities	178,789			182,916
Total liabilities	5,875,640			6,197,258
Shareholders' equity	648,371			826,242
Total liabilities and shareholders' equity	$6,524,011			$7,023,500
Net interest income and net interest rate spread including noninterest-bearing deposits		$84,057	5.63%		$71,613	4.61%

Net interest margin			5.62%			4.59%
Tax-equivalent effect			0.02%			0.02%
Net interest margin, tax-equivalent(2)			5.64%			4.61%
(1) Tax rate used to arrive at the TEY for the three months ended December 31, 2022 and 2021 was 21%.
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
(3) Included in the yield computation are net loan fees of $6.5 million and $8.2 million for the three months ended December 31, 2022 and 2021, respectively.

Provision for Credit Losses
The Company recognized a provision for credit losses of $9.8 million for the quarter ended December 31, 2022, compared to $0.2 million of provision for credit losses expense for the comparable period in the prior fiscal year. The increase in provision for credit losses during the current quarter compared to the prior year period was primarily driven by the release of provision for credit losses related to the community bank portfolio during the prior year period. Net charge-offs were $3.2 million for the quarter ended December 31, 2022, compared to $1.1 million for the quarter ended December 31, 2021. Net charge-offs attributable to the commercial finance, tax services, and consumer finance portfolios for the current quarter were $2.0 million, $1.0 million, and $0.2 million, respectively.

Noninterest Income
Fiscal 2023 first quarter noninterest income decreased to $65.8 million from $86.6 million for the same period of the prior year. The decrease was primarily attributable to the gain on sale of trademarks as the Company recognized a $10.0 million gain during the current quarter as compared to a $50.0 million gain during the same period of the prior year. The period over period decrease was partially offset by increases in card and deposit fee income, gain on sale of other, other income, and rental income.

The increase in card and deposit fee income was primarily from servicing fee income on off-balance sheet deposits, which totaled $12.9 million during the fiscal 2023 first quarter, as compared to an insignificant amount for the fiscal quarter ended December 31, 2021.

Noninterest Expense
Noninterest expense increased 27% to $105.1 million for the fiscal 2023 first quarter, from $82.4 million for the same quarter last year. The increase was primarily attributable to increases in card processing expense, compensation expense, legal and consulting expense, and operating lease equipment depreciation.

The card processing expense increase was due to structured agreements with BaaS partners. The amount of expense paid under those agreements is based on an agreed upon rate index that varies depending on the deposit levels, floor rates, market conditions, and other performance conditions. Generally, this rate index averages between 50% to 85% of the EFFR and reprices immediately upon a change in the EFFR. Approximately 43% of the deposit portfolio was subject to these higher card processing expenses. For the fiscal quarter ended December 31, 2022, card processing expenses related to these structured agreements were $14.0 million, as compared to $0.1 million for the fiscal quarter ended December 31, 2021.

Income Tax Expense
The Company recorded an income tax expense of $6.6 million, representing an effective tax rate of 18.8%, for the fiscal 2023 first quarter, compared to income tax expense of $14.3 million, representing an effective tax rate of 18.9%, for the first quarter last year. The current quarter decrease in income tax expense was primarily due to decreased earnings.

The Company originated $11.4 million in solar leases during the fiscal 2023 first quarter, resulting in $3.1 million in total net investment tax credits. During the first quarter of fiscal 2022, the Company originated $21.2 million in solar leases resulting in $5.7 million in total net investment tax credits. Investment tax credits related to solar leases are recognized ratably based on income throughout each fiscal year. The timing and impact of future solar tax credits are expected to vary from period to period, and the Company intends to undertake only those tax credit opportunities that meet the Company's underwriting and return criteria.

Asset Quality
Generally, when a loan or lease becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Company will place the loan or lease on a nonaccrual status and, as a result, previously accrued interest income on the loan or lease is reversed against current income. The loan or lease will generally remain on a non-accrual status until six months of good payment history has been established or management believes the financial status of the borrower has been significantly restored. Certain relationships in the table below are over 90 days past due and still accruing. The Company considers these relationships as being in the process of collection. Insurance premium finance loans, consumer finance and tax services loans are generally not placed on nonaccrual status but are instead written off when the collection of principal and interest become doubtful.

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

The Company believes that the level of allowance for credit losses at December 31, 2022 was appropriate and reflected probable losses related to these loans and leases; however, there can be no assurance that all loans and leases will be fully collectible or that the present level of the allowance will be adequate in the future. See the section below titled “Allowance for Credit Losses” for further information.

The table below sets forth the amounts and categories of the Company's nonperforming assets.

(Dollars in thousands)	December 31, 2022	September 30, 2022
Nonperforming Loans and Leases
Nonaccruing loans and leases:
Commercial finance	$25,077	$13,375
Total nonaccruing loans and leases	25,077	13,375

Accruing loans and leases delinquent 90 days or more:
Commercial finance	13,281	4,142
Consumer finance	2,493	2,793
Tax services(1)	—	8,873
Total accruing loans and leases delinquent 90 days or more	15,774	15,808
Total nonperforming loans and leases	40,851	29,183

Other Assets
Nonperforming operating leases	4,188	1,736

Foreclosed and repossessed assets:
Commercial finance	—	1
Total foreclosed and repossessed assets	—	1

Total other assets	4,188	1,737
Total nonperforming assets	$45,039	$30,920
Total as a percentage of total assets	0.68%	0.46%
(1) Certain tax services loans do not bear interest.

The Company's nonperforming loans and leases at December 31, 2022 were $40.9 million, representing 1.16% of total gross loans and leases, compared to $29.2 million, or 0.82% of total gross loans and leases at September 30, 2022. The increase in the nonperforming assets as a percentage of total assets at December 31, 2022 compared to September 30, 2022, was driven by an increase in nonperforming loans in the commercial finance portfolio, primarily due to one lending relationship that moved to nonperforming during the period. The increase was partially offset by a decrease in nonperforming tax services loans due to seasonal timing.

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

On the basis of management’s review of its loans, leases, and other assets, at December 31, 2022, the Company had classified loans and leases of $199.4 million as substandard, $3.9 million as doubtful and none as loss. At September 30, 2022, the Company classified loans and leases of $203.7 million as substandard, $4.0 million as doubtful and none as loss.

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

The Company's ACL totaled $52.6 million at December 31, 2022, an increase compared to $45.9 million at September 30, 2022. The increase in the ACL at December 31, 2022, when compared to September 30, 2022, was primarily due to a $4.7 million increase in the commercial finance portfolio, a $1.4 million increase in the consumer finance portfolio and a $0.6 million increase in the seasonal tax services loan portfolio.

The following table presents the Company's ACL as a percentage of its total loans and leases.

	As of the Period Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Commercial finance	1.62%	1.46%	1.56%	1.66%	2.04%
Consumer finance	1.54%	0.86%	2.44%	3.18%	2.70%
Tax services	2.01%	0.05%	54.29%	35.76%	1.60%
Warehouse finance	0.10%	0.10%	0.10%	0.10%	0.10%
Total loans and leases	1.50%	1.30%	2.04%	2.38%	1.84%
Total loans and leases excluding tax services	1.50%	1.30%	1.44%	1.59%	1.84%

The Company's ACL as a percentage of total loans and leases increased to 1.50% at December 31, 2022 from 1.30% at September 30, 2022. The increase in the total loans and leases coverage ratio was primarily driven by the commercial and consumer finance portfolios. The increase in the commercial finance coverage ratio was primarily due to a specific reserve on an individually evaluated loan relationship while the increase in consumer finance was related to seasonal activity. The Company expects to continue to diligently monitor the ACL and adjust as necessary in future periods to maintain an appropriate and supportable level.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within these financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Management has identified its critical accounting policies, which are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations. These policies involve complex and subjective decisions and assessments. Some of these estimates may be uncertain at the time they are made, could change from period to period, and could have a material impact on the financial statements. A discussion of the Company’s critical accounting policies and estimates can be found in the Company's Annual Report on Form 10-K for the year ended September 30, 2022. There were no significant changes to these critical accounting policies and estimates during the first three months of fiscal 2023.

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

At December 31, 2022, the Company had unfunded loan and lease commitments of $1.24 billion. Management believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

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

The Capital Rules require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined). At December 31, 2022, both the Company and the Bank exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements. The Company and the Bank took the AOCI opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.

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

At December 31, 2022	Company	Bank	Minimum to be Adequately Capitalized Under Prompt Corrective Action Provisions	Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
Tier 1 leverage capital ratio	8.37%	8.68%	4.00%	5.00%
Common equity Tier 1 capital ratio	12.31	13.09	4.50	6.50
Tier 1 capital ratio	12.63	13.09	6.00	8.00
Total capital ratio	14.29	14.29	8.00	10.00

The following table provides a reconciliation of the amounts included in the table above for the Company.

(Dollars in thousands)	Standardized Approach(1) December 31, 2022
Total stockholders' equity	$659,133
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	298,788
LESS: Certain other intangible assets	25,053
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	16,641
LESS: Net unrealized gains (losses) on available for sale securities	(200,597)
LESS: Noncontrolling interest	(207)
ADD: Adoption of Accounting Standards Update 2016-13	2,017
Common Equity Tier 1(1)	521,472
Long-term borrowings and other instruments qualifying as Tier 1	13,661
Tier 1 minority interest not included in common equity Tier 1 capital	(138)
Total Tier 1 capital	534,995
Allowance for credit losses	50,853
Subordinated debentures, net of issuance costs	19,521
Total capital	$650,369
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

(Dollars in thousands)	At December 31, 2022
Total stockholders' equity	$659,133
LESS: Goodwill	309,505
LESS: Intangible assets	24,433
Tangible common equity	325,195
LESS: AOCI	(201,690)
Tangible common equity excluding AOCI	$526,885

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

CONTRACTUAL OBLIGATIONS

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations" in the Company’s Annual Report on Form 10-K for its fiscal year ended September 30, 2022 for a summary of our contractual obligations as of September 30, 2022. There were no material changes outside the ordinary course of our business in contractual obligations from September 30, 2022 through December 31, 2022.

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

The EAR analysis used in the following table reflects the required analysis used no less than quarterly by management. It models basis point parallel shifts in market interest rates over the next one-year period. The following table shows the results of the scenarios as of December 31, 2022:

Net Sensitive Earnings at Risk
		Change in Interest Income/Expense for a given change in interest rates
		Over/(Under) Base Case Parallel Shift
(Dollars in Thousands)	Book Value	-200	-100	Base	+100	+200	+300	+400
Total interest-sensitive income	5,777,164	321,495	344,040	367,056	389,668	412,211	434,646	457,296
Total interest-sensitive expense	211,801	3,465	4,924	6,747	9,195	11,649	14,170	16,663
Net interest-sensitive income		318,030	339,116	360,309	380,473	400,562	420,476	440,633

Percentage change from base		-11.7%	-5.9%	—%	5.6%	11.2%	16.7%	22.3%

The EAR analysis reported at December 31, 2022, shows that total interest-sensitive income will change more rapidly than total interest-sensitive expense over the next year. IRR is a snapshot in time. The Company’s business and deposits are predictably cyclical on a weekly, monthly and yearly basis. The Company’s static IRR results could vary depending on which day of the week the month ends, primarily related to payroll processing and timing of when certain programs are prefunded and when the funds are received.
Under EVE analysis, the economic value of financial assets, liabilities and off-balance sheet instruments is derived under each rate scenario. The economic value of equity is calculated as the difference between the estimated market value of assets and liabilities, net of the impact of off-balance sheet instruments.

The EVE analysis used in the following table reflects the required analysis used no less than quarterly by management. It models immediate basis point parallel shifts in market interest rates. The following table shows the results of the scenarios as December 31, 2022:

Economic Value Sensitivity
	Standard (Parallel Shift)
	Economic Value of Equity at Risk %
	-200	-100	+100	+200	+300	+400
Percentage change from base	-8.7%	-3.4%	2.4%	4.3%	5.9%	7.9%
The EVE at risk reported at December 31, 2022 shows that the economic value of equity position is expected to benefit from rising interest rates due to the large amount of noninterest-bearing funding.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management evaluated the Company's disclosure controls and procedures. The evaluation was performed under the direction of the Company's Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of December 31, 2022, of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2022, the Company’s disclosure controls and procedures were not designed effectively to ensure timely alerting of material information relating to the Company required to be included in the Company's periodic SEC filings.

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

The Company is in the midst of undergoing a broader risk assessment and other remediation actions, across all material applications, and is on track with the stated project plan. These remediation steps will strengthen the control environment surrounding user access controls.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Based on this evaluation, management concluded that, as of the end of the period covered by this report, there were changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) that were reported in the prior fiscal year that are still under remediation and continue during the fiscal first quarter to which this report relates that could have materially affected the Company’s internal controls over financial reporting, as described above.

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

Item 1A. Risk Factors.

A description of our risk factors can be found in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. There were no material changes to those risk factors during the three months ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities.

The Company's Board of Directors authorized a 6,000,000 share repurchase program on September 3, 2021 that was publicly announced on September 7, 2021 and is scheduled to expire on September 30, 2024. The table below sets forth information regarding repurchases of our common stock during the fiscal 2023 first quarter.

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(1)(2)	Total Number Of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number Of Shares that may yet be Purchased Under the Plans or Programs
October 1 to 31	453,391	$35.34	396,100	3,898,877
November 1 to 30	—	—	—	3,898,877
December 1 to 31	257,894	42.61	257,894	3,640,983
Total	711,285		653,994
(1) All shares not purchased as part of the Company's publicly announced repurchase program were acquired in satisfaction of the tax withholding obligations of holders of restricted stock unit awards, which vested during the quarter.
(2) The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

Item 6. Exhibits.

Exhibit Number	Description
3.2	Fourth Amended and Restated Bylaws of the Company, filed on December 12, 2022 as an exhibit to the Registrant's Current Report on Form 8-K, is incorporated herein by reference.

31.1	Section 302 certification of Chief Executive Officer.

31.2	Section 302 certification of Chief Financial Officer.

32.1	Section 906 certification of Chief Executive Officer.

32.2	Section 906 certification of Chief Financial Officer.

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Condensed Consolidated Statements of Financial Condition, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements, tagged in summary and in detail.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

PATHWARD FINANCIAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATHWARD FINANCIAL, INC.

Date: February 7, 2023	By:	/s/ Brett L. Pharr
Brett L. Pharr,
Chief Executive Officer and Director

Date: February 7, 2023	By:	/s/ Glen W. Herrick
Glen W. Herrick,
Executive Vice President and Chief Financial Officer