Form 10-Q
period 2023-03-31
PATHWARD FINANCIAL, INC.
filed 2023-05-09
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .

Commission File Number:  0-22140

PATHWARD FINANCIAL, INC.
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at May 3, 2023:
Common Stock, $.01 par value	26,912,856	Shares
Nonvoting Common Stock, $.01 par value	0	Nonvoting shares

PATHWARD FINANCIAL, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	March 31, 2023	September 30, 2022
ASSETS	(Unaudited)	(Audited)
Cash and cash equivalents	$432,598	$388,038
Securities available for sale, at fair value	1,825,563	1,882,869
Securities held to maturity, at amortized cost (fair value $35,028 and $38,171, respectively)	38,713	41,682
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	29,387	28,812
Loans held for sale	24,780	21,071
Loans and leases	3,725,616	3,536,305
Allowance for credit losses	(84,304)	(45,947)
Accrued interest receivable	22,434	17,979
Premises, furniture, and equipment, net	39,735	41,710
Rental equipment, net	210,844	204,371
Goodwill and intangible assets	332,503	335,196
Other assets	270,387	295,324
Total assets	$6,868,256	$6,747,410

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$5,902,696	$5,866,037
Short-term borrowings	43,000	—
Long-term borrowings	34,543	36,028
Accrued expenses and other liabilities	214,773	200,205
Total liabilities	6,195,012	6,102,270

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued, none outstanding at March 31, 2023 and September 30, 2022, respectively	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 27,205,406 and 28,878,177 shares issued, 27,055,727 and 28,788,124 shares outstanding at March 31, 2023 and September 30, 2022, respectively	271	288
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at March 31, 2023 and September 30, 2022, respectively	—	—
Additional paid-in capital	623,250	617,403
Retained earnings	245,046	245,394
Accumulated other comprehensive loss	(187,829)	(213,080)
Treasury stock, at cost, 149,679 and 90,053 common shares at March 31, 2023 and September 30, 2022, respectively	(6,943)	(4,835)
Total equity attributable to parent	673,795	645,170
Noncontrolling interest	(551)	(30)
Total stockholders’ equity	673,244	645,140
Total liabilities and stockholders’ equity	$6,868,256	$6,747,410
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Interest and dividend income:
Loans and leases, including fees	$83,879	$75,540	$152,275	$140,575
Mortgage-backed securities	10,326	5,446	20,738	9,310
Other investments	10,482	4,191	16,734	8,183
	104,687	85,177	189,747	158,068
Interest expense:
Deposits	2,096	165	2,238	306
FHLB advances and other borrowings	1,186	1,212	2,047	2,349
	3,282	1,377	4,285	2,655

Net interest income	101,405	83,800	185,462	155,413

Provision for credit losses	36,763	32,302	46,539	32,488

Net interest income after provision for credit losses	64,642	51,498	138,923	122,925

Noninterest income:
Refund transfer product fees	30,205	27,805	30,882	28,384
Refund advance fee income	37,995	39,299	38,612	40,532
Card and deposit fees	42,087	26,520	79,805	51,889
Rental income	12,940	11,375	25,648	22,452
Gain (loss) on sale of securities	82	260	82	397
Gain on sale of trademarks	—	—	10,000	50,000
Gain (loss) on sale of other	(748)	626	(246)	(2,839)
Other income	4,477	3,881	8,032	5,542
Total noninterest income	127,038	109,766	192,815	196,357

Noninterest expense:
Compensation and benefits	47,547	45,047	90,564	83,272
Refund transfer product expense	7,863	6,260	7,968	6,398
Refund advance expense	1,603	2,002	1,630	2,185
Card processing	26,924	7,457	49,607	14,629
Occupancy and equipment expense	8,510	8,500	16,822	16,849
Operating lease equipment depreciation	14,719	8,737	24,347	17,185
Legal and consulting	4,921	9,347	14,380	15,555
Intangible amortization	1,435	2,169	2,693	3,657
Impairment expense	500	—	524	—
Other expense	13,114	13,641	23,660	25,866
Total noninterest expense	127,136	103,160	232,195	185,596

Income before income tax expense	64,544	58,104	99,543	133,686

Income tax expense	9,176	8,002	15,753	22,278

Net income before noncontrolling interest	55,368	50,102	83,790	111,408
Net income (loss) attributable to noncontrolling interest	597	851	1,177	833
Net income attributable to parent	$54,771	$49,251	$82,613	$110,575

Earnings per common share:
Basic	$1.99	$1.66	$2.95	$3.66
Diluted	$1.99	$1.66	$2.95	$3.66
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2023	2022	2023	2022
Net income before noncontrolling interest	$55,368	$50,102	$83,790	$111,408

Other comprehensive income (loss):
Change in net unrealized gain (loss) on debt securities	18,530	(93,632)	33,238	(102,774)
Net loss (gain) realized on investment securities	(82)	(260)	(82)	(397)
	18,448	(93,892)	33,156	(103,171)
Unrealized gain (loss) on currency translation	60	143	447	209
Deferred income tax effect	4,647	(23,651)	8,352	(25,989)
Total other comprehensive income (loss)	13,861	(70,098)	25,251	(76,973)
Total comprehensive income (loss)	69,229	(19,996)	109,041	34,435
Total comprehensive income attributable to noncontrolling interest	597	851	1,177	833
Comprehensive income (loss) attributable to parent	$68,632	$(20,847)	$107,864	$33,602
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(Dollars in thousands, except per share data)	Pathward Financial, Inc.
Three Months Ended March 31, 2023	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Pathward Financial Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
Balance, December 31, 2022	$282	$620,681	$246,891	$(201,690)	$(6,824)	$659,340	$(207)	$659,133
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,386)	—	—	(1,386)	—	(1,386)
Repurchases of common stock	(11)	11	(55,230)	—	(119)	(55,349)	—	(55,349)
Stock compensation	—	2,558	—	—	—	2,558	—	2,558
Total other comprehensive income	—	—	—	13,861	—	13,861	—	13,861
Net income	—	—	54,771	—	—	54,771	597	55,368
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(941)	(941)
Balance, March 31, 2023	$271	$623,250	$245,046	$(187,829)	$(6,943)	$673,795	$(551)	$673,244

Three Months Ended March 31, 2022
Balance, December 31, 2021	$301	$610,816	$217,991	$724	$(4,318)	$825,514	$642	$826,156
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,482)	—	—	(1,482)	—	(1,482)
Repurchases of common stock	(7)	7	(42,000)	—	(195)	(42,195)	—	(42,195)
Stock compensation	—	2,094	—	—	—	2,094	—	2,094
Total other comprehensive (loss)	—	—	—	(70,098)	—	(70,098)	—	(70,098)
Net income	—	—	49,251	—	—	49,251	851	50,102
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(1,171)	(1,171)
Balance, March 31, 2022	$294	$612,917	$223,760	$(69,374)	$(4,513)	$763,084	$322	$763,406

(Dollars in thousands, except per share data)	Pathward Financial, Inc.
Six Months Ended March 31, 2023	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Pathward Financial Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
Balance, September 30, 2022	$288	$617,403	$245,394	$(213,080)	$(4,835)	$645,170	$(30)	$645,140
Cash dividends declared on common stock ($0.10 per share)	—	—	(2,788)	—	—	(2,788)	—	(2,788)
Issuance of common stock due to restricted stock	1	—	—	—	—	1	—	1
Repurchases of common stock	(18)	18	(80,173)	—	(2,108)	(82,281)	—	(82,281)
Stock compensation	—	5,829	—	—	—	5,829	—	5,829
Total other comprehensive income	—	—	—	25,251	—	25,251	—	25,251
Net income	—	—	82,613	—	—	82,613	1,177	83,790
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(1,698)	(1,698)
Balance, March 31, 2023	$271	$623,250	$245,046	$(187,829)	$(6,943)	$673,795	$(551)	$673,244

Six Months Ended March 31, 2022
Balance, September 30, 2021	$317	$604,484	$259,189	$7,599	$(860)	$870,729	$1,155	$871,884
Cash dividends declared on common stock ($0.10 per share)	—	—	(3,004)	—	—	(3,004)	—	(3,004)
Issuance of common stock due to ESOP	1	2,885	—	—	—	2,886	—	2,886
Repurchases of common stock	(24)	24	(143,000)	—	(3,653)	(146,653)	—	(146,653)
Stock compensation	—	5,524	—	—	—	5,524	—	5,524
Total other comprehensive (loss)	—	—	—	(76,973)	—	(76,973)	—	(76,973)
Net income	—	—	110,575	—	—	110,575	833	111,408
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(1,666)	(1,666)
Balance, March 31, 2022	$294	$612,917	$223,760	$(69,374)	$(4,513)	$763,084	$322	$763,406
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
(Dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income before noncontrolling interest	$83,790	$111,408
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	34,390	30,753
Provision for credit losses	46,539	32,488
Provision for deferred taxes	2,545	14,091
Originations of loans held for sale	(608,628)	(555,397)
Proceeds from sales of loans held for sale	604,363	723,942
Net change in loans held for sale	652	8,834
Net realized (gain) loss on loans held for sale	(110)	4,065
Net realized loss on premise, furniture, and equipment	—	43
Net realized (gain) on lease receivables and equipment	354	(1,063)
Net realized (gain) on trademarks	(10,000)	(50,000)
Net realized (gain) loss on other assets	(82)	(397)
Impairment on rental equipment	24	—
Net change in accrued interest receivable	(4,455)	(2,862)
Net change in other assets	14,050	(21,680)
Net change in accrued expenses and other liabilities	14,568	(8,400)
Stock compensation	5,829	5,524
Net cash provided by operating activities	183,829	291,349

Cash flows from investing activities:
Purchases of securities available for sale	—	(470,067)
Proceeds from maturities of and principal collected on securities available for sale	89,162	184,107
Proceeds from maturities of and principal collected on securities held to maturity	2,822	8,937
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(120,160)	(103,573)
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	119,586	103,160
Purchases of loans and leases	(187,834)	(88,913)
Proceeds from sales of loans and leases	—	45,784
Net change in loans and leases	191,195	(69,966)
Purchases of premises, furniture, and equipment	(3,428)	(3,718)
Proceeds from sales of premises, furniture, and equipment	—	35
Purchases of rental equipment	(238,999)	(196,043)
Proceeds from sales of rental equipment	6,736	6,811
Net change in rental equipment	(153)	(1,567)
Proceeds from sales of foreclosed real estate and repossessed assets	1	1,715
Proceeds from sale of trademarks	10,000	50,000
Proceeds from sale of other assets	—	460
Net cash provided by (used in) investing activities	(131,072)	(532,838)

Cash flows from financing activities:
Net change in deposits	36,659	314,915
Net change in short-term borrowings	43,000	—
Principal payments on capital lease obligations	—	(74)
Principal payments on other liabilities	—	(1,463)
Proceeds from other liabilities	(1,026)	—
Payment of debt issuance costs	(511)	—
Dividends paid on common stock	(2,788)	(3,004)
Issuance of common stock due to restricted stock	1	—
Issuance of common stock due to ESOP	—	2,886
Repurchases of common stock	(82,281)	(146,653)
Distributions to noncontrolling interest	(1,698)	(1,666)
Net cash provided by (used in) financing activities	(8,644)	164,941

Effect of exchange rate changes on cash	447	209

Net change in cash and cash equivalents	44,560	(76,339)

Cash and cash equivalents at beginning of fiscal year	388,038	314,019
Cash and cash equivalents at end of fiscal period	$432,598	$237,680

	Six Months Ended March 31,
(Dollars in thousands)	2023	2022
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,273	$2,663
Income taxes	7,842	9,381
Franchise taxes	100	100
Other taxes	372	432
Supplemental schedule of non-cash investing activities:
Transfers
Held for sale to loans and leases	—	14,731
Loans and leases to held for sale	—	169,045
Loans and leases to rental equipment	1,449	2,634
Rental equipment to loan and leases	202,330	177,193
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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three and six months ended March 31, 2023 are not necessarily indicative of the results expected for the fiscal year ending September 30, 2023.

Certain prior fiscal year amounts have been reclassified to conform to the current year financial statement presentation. These changes and reclassifications did not impact previously reported net income or comprehensive income.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED ACCOUNTING STANDARDS UPDATES ("ASU")

Significant accounting policies in effect and disclosed within the Company’s most recent audited consolidated financial statements as of September 30, 2022 remain substantially unchanged. The following ASU became effective for the Company on October 1, 2022, and did not have a material impact on the Company’s significant accounting policies or Condensed Consolidated Financial Statements:

–ASU 2021-05, Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments.

NOTE 3. SIGNIFICANT EVENTS

Rebranding

On December 7, 2021, the Company executed a Purchase Agreement (the “Agreement”) with Beige Key, LLC (the “Assignee”) for the sale of all of the Company’s worldwide right, title and interest in and to company names and tradenames including Meta and other "Meta" formative names including MetaBank and Meta Financial Group, and the domain names, social media accounts and goodwill associated with the foregoing (collectively, the “Meta” tradenames) in exchange for $60.0 million in cash. Subject to the terms and conditions set forth in the Agreement, the Company had one year from the Agreement execution date to phase out and cease all use of the Meta tradenames. The Company received $50.0 million upon execution and delivery of the Agreement and was reflected in noninterest income for the fiscal year ended September 30, 2022. The remaining $10.0 million was received by the Company upon completion of phase out activities during the quarter ended December 31, 2022. There have been no additional rebrand activities since completion of these activities.

NOTE 4. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale ("AFS") and held to maturity ("HTM") debt securities are presented below.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt Securities AFS
At March 31, 2023
Corporate securities	$25,000	$—	$(6,250)	$18,750
SBA securities	99,670	—	(5,422)	94,248
Obligations of states and political subdivisions	2,436	—	(79)	2,357
Non-bank qualified obligations of states and political subdivisions	277,767	37	(28,311)	249,493
Asset-backed securities	136,028	—	(9,324)	126,704
Mortgage-backed securities	1,534,356	—	(200,345)	1,334,011
Total debt securities AFS	$2,075,257	$37	$(249,731)	$1,825,563
At September 30, 2022
Corporate securities	$25,000	$—	$(2,813)	$22,187
SBA securities	105,238	—	(7,470)	97,768
Obligations of states and political subdivisions	2,469	—	(125)	2,344
Non-bank qualified obligations of states and political subdivisions	290,754	—	(26,971)	263,783
Asset-backed securities	160,806	—	(13,016)	147,790
Mortgage-backed securities	1,581,452	—	(232,455)	1,348,997
Total debt securities AFS	$2,165,719	$—	$(282,850)	$1,882,869

Debt Securities HTM
At March 31, 2023
Non-bank qualified obligations of states and political subdivisions	$36,407	$—	$(3,474)	$32,933
Mortgage-backed securities	2,306	—	(211)	2,095
Total debt securities HTM	$38,713	$—	$(3,685)	$35,028
At September 30, 2022
Non-bank qualified obligations of states and political subdivisions	$39,093	$—	$(3,190)	$35,903
Mortgage-backed securities	2,589	—	(321)	2,268
Total debt securities HTM	$41,682	$—	$(3,511)	$38,171

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in thousands)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Debt Securities AFS
At March 31, 2023
Corporate securities	$—	$—	$18,750	$(6,250)	$18,750	$(6,250)
SBA securities	41,231	(1,166)	53,016	(4,256)	94,247	(5,422)
Obligations of state and political subdivisions	—	—	2,357	(79)	2,357	(79)
Non-bank qualified obligations of states and political subdivisions	65,300	(4,118)	183,201	(24,193)	248,501	(28,311)
Asset-backed securities	—	—	126,704	(9,324)	126,704	(9,324)
Mortgage-backed securities	296,523	(14,199)	1,037,488	(186,146)	1,334,011	(200,345)
Total debt securities AFS	$403,054	$(19,483)	$1,421,516	$(230,248)	$1,824,570	$(249,731)
At September 30, 2022
Corporate securities	$—	$—	$22,187	$(2,813)	$22,187	$(2,813)
SBA securities	97,767	(7,470)	—	—	97,767	(7,470)
Obligations of state and political subdivisions	2,345	(125)	—	—	2,345	(125)
Non-bank qualified obligations of states and political subdivisions	195,816	(19,743)	67,967	(7,228)	263,783	(26,971)
Asset-backed securities	64,886	(1,838)	82,904	(11,178)	147,790	(13,016)
Mortgage-backed securities	816,657	(106,583)	532,340	(125,872)	1,348,997	(232,455)
Total debt securities AFS	$1,177,471	$(135,759)	$705,398	$(147,091)	$1,882,869	$(282,850)

Debt Securities HTM
At March 31, 2023
Non-bank qualified obligations of states and political subdivisions	$—	$—	$32,934	$(3,474)	$32,934	$(3,474)
Mortgage-backed securities	—	—	2,096	(211)	2,096	(211)
Total debt securities HTM	$—	$—	$35,030	$(3,685)	$35,030	$(3,685)
At September 30, 2022
Non-bank qualified obligations of states and political subdivisions	$3,984	$(300)	$31,919	$(2,890)	$35,903	$(3,190)
Mortgage-backed securities	2,268	(321)	—	—	2,268	(321)
Total debt securities HTM	$6,252	$(621)	$31,919	$(2890)	$38,171	$(3,511)

At March 31, 2023, there were 192 securities AFS in an unrealized loss position. All of the mortgage-backed securities ("MBS") in an unrealized loss position at March 31, 2023 were government guaranteed. Management assessed each investment security with unrealized losses for credit loss and determined substantially all unrealized losses on these securities were due to credit spreads and interest rates versus credit loss. As part of that assessment, management evaluated and concluded that it is more-likely-than-not that the Company will not be required and does not intend to sell any of the securities prior to recovery of the amortized cost. At March 31, 2023, there was no allowance for credit losses ("ACL") for debt securities AFS.

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

(Dollars in thousands)	At March 31, 2023		At September 30, 2022
Securities AFS at Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,785	$3,728	$718	$715
Due after one year through five years	5,830	5,468	9,921	9,395
Due after five years through ten years	86,540	76,745	89,921	81,819
Due after ten years	444,746	405,611	483,707	441,943
	540,901	491,552	584,267	533,872
Mortgage-backed securities	1,534,356	1,334,011	1,581,452	1,348,997
Total securities AFS, at fair value	$2,075,257	$1,825,563	$2,165,719	$1,882,869

Securities HTM at Fair Value
Due after ten years	$36,407	$32,933	$39,093	$35,903
	36,407	32,933	39,093	35,903
Mortgage-backed securities	2,306	2,095	2,589	2,268
Total securities HTM, at cost	$38,713	$35,028	$41,682	$38,171

Equity Securities
The Company held $3.5 million at March 31, 2023 and $2.9 million at September 30, 2022 in marketable equity securities. The Company recognized none and $3.8 million in unrealized losses on marketable equity securities during the six months ended March 31, 2023 and 2022, respectively, which is attributable to an investee becoming publicly traded during fiscal year 2021. All other marketable equity securities and related activity were insignificant for the six months ended March 31, 2023 and 2022. No such securities were sold during the six months ended March 31, 2023.

Non-marketable equity securities with a readily determinable fair value totaled $7.7 million at March 31, 2023 and $7.2 million at September 30, 2022. The Company recognized $0.1 million in unrealized losses and $0.3 million in unrealized gains during the six months ended March 31, 2023 and 2022, respectively. No such securities were sold during the six months ended March 31, 2023.

Non-marketable equity securities without readily determinable fair value totaled $17.7 million at March 31, 2023 and $18.2 million at September 30, 2022. No such securities were sold during the six months ended March 31, 2023.

Federal Reserve Bank ("FRB") Stock
The Bank is required by federal law to subscribe to capital stock (divided into shares of $100 each) as a member of the FRB of Minneapolis with an amount equal to six per centum of the paid-up capital stock and surplus. One-half of the subscription is paid at time of application, and one-half is subject to call of the Board of Governors of the Federal Reserve System. FRB of Minneapolis stock held by the Bank totaled $19.7 million at March 31, 2023 and September 30, 2022. These equity securities are 'restricted' in that they can only be owned by member banks.

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

The FHLB stock is carried at cost since it is generally redeemable at par value. The carrying value of the stock held at the FHLB was $9.7 million and $9.1 million at March 31, 2023 and at September 30, 2022, respectively.

These equity securities are ‘restricted’ in that they can only be sold back to the respective institution from which they were acquired or another member institution at par. Therefore, FRB and FHLB stocks are less liquid than other marketable equity securities, and the fair value approximates cost.

Equity Security Impairment
The Company evaluates impairment for investments held at cost on at least an annual basis based on the ultimate recoverability of the par value. All other equity investments, including those under the equity method, are reviewed for other-than-temporary impairment on at least a quarterly basis. The Company recognized $0.5 million and no impairment for such investments for the six months ended March 31, 2023 and 2022, respectively.

NOTE 5. LOANS AND LEASES, NET

Loans and leases consist of the following:

(Dollars in thousands)	March 31, 2023	September 30, 2022
Term lending	$1,235,453	$1,090,289
Asset based lending	377,965	351,696
Factoring	338,884	372,595
Lease financing	170,645	210,692
Insurance premium finance	437,700	479,754
SBA/USDA	405,612	359,238
Other commercial finance	166,402	159,409
Commercial finance	3,132,661	3,023,673
Consumer credit products	120,739	144,353
Other consumer finance	27,909	25,306
Consumer finance	148,648	169,659
Tax services	61,553	9,098
Warehouse finance	377,036	326,850
Total loans and leases	3,719,898	3,529,280
Net deferred loan origination costs	5,718	7,025
Total gross loans and leases	3,725,616	3,536,305
Allowance for credit losses	(84,304)	(45,947)
Total loans and leases, net	$3,641,312	$3,490,358

During the six months ended March 31, 2023 and 2022, the Company originated $608.6 million and $555.4 million of consumer finance and SBA/USDA as held for sale, respectively.

The Company sold held for sale loans resulting in proceeds of $604.4 million and gain on sale of $0.1 million during the six months ended March 31, 2023. The Company sold held for sale loans resulting in proceeds of $723.9 million and loss on sale of $4.1 million during the six months ended March 31, 2022.

Loans purchased and sold by portfolio segment, including participation interests, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2023	2022	2023	2022
Loans Purchased
Loans held for investment:
Commercial finance	$—	$1,378	$—	$3,098
Warehouse finance	120,185	29,822	187,834	85,815
Total purchases	$120,185	$31,200	$187,834	$88,913
Loans Sold
Loans held for sale:
Commercial finance	$294	$14,090	$1,149	$47,113
Consumer finance	201,199	147,163	603,214	523,607
Community banking	—	—	—	153,222
Loans held for investment:
Commercial finance	—	15,549	—	15,549
Community banking	—	—	—	30,235
Total sales	$201,493	$176,802	$604,363	$769,726

Leasing Portfolio. The net investment in direct financing and sales-type leases was comprised of the following:

(Dollars in thousands)	March 31, 2023	September 30, 2022
Carrying amount	$173,621	$216,880
Unguaranteed residual assets	11,849	13,037
Unamortized initial direct costs	202	295
Unearned income	(14,825)	(19,225)
Total net investment in direct financing and sales-type leases	$170,847	$210,987

Undiscounted future minimum lease payments receivable for direct financing and sales-type leases, and a reconciliation to the carrying amount recorded at March 31, 2023 were as follows:

(Dollars in thousands)
Remaining in 2023	$43,358
2024	67,521
2025	37,603
2026	15,265
2027	7,418
Thereafter	2,456
Total undiscounted future minimum lease payments receivable for direct financing and sales-type leases	173,621
Third-party residual value guarantees	—
Total carrying amount of direct financing and sales-type leases	$173,621

The Company did not record any contingent rental income from direct financing and sales-type leases in the six months ended March 31, 2023.

The COVID-19 pandemic began impacting the U.S. and global economies in the first calendar quarter of 2020, with significant deterioration of macroeconomic conditions and markets into 2021. Although macroeconomic conditions and markets have improved since the beginning of 2021, other factors have been affecting the economic environment in 2022 and 2023 including geopolitical conflict, supply chain disruptions, inflation, rising interest rates, and recent bank failures brought on by, among other things, rising interest rates, deposit outflows and liquidity crises. While the ultimate impact of the pandemic and these other factors on the Company's loan and lease portfolio remains difficult to predict, management continues to evaluate the loan and lease portfolio in order to assess the impact on repayment sources and underlying collateral that could result in additional losses and the impact to our customers and businesses as a result of COVID-19 and other factors impacting the economy and will refine its estimate as developments occur and more information becomes available.

Activity in the allowance for credit losses and balances of loans and leases by portfolio segment was as follows:

	Three Months Ended March 31, 2023
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$26,752	$3,974	$(2,705)	$394	$28,415
Asset based lending	3,903	51	(2,873)	—	1,081
Factoring	5,674	(40)	(62)	16	5,588
Lease financing	5,238	(183)	(607)	101	4,549
Insurance premium finance	1,261	155	(224)	71	1,263
SBA/USDA	2,632	2	—	6	2,640
Other commercial finance	3,356	976	—	—	4,332
Commercial finance	48,816	4,935	(6,471)	588	47,868
Consumer credit products	1,263	(44)	—	—	1,219
Other consumer finance	1,624	276	(154)	—	1,746
Consumer finance	2,887	232	(154)	—	2,965
Tax services	609	31,422	—	1,063	33,094
Warehouse finance	280	97	—	—	377
Total loans and leases	52,592	36,686	(6,625)	1,651	84,304
Unfunded commitments(1)	279	77	—	—	356
Total	$52,871	$36,763	$(6,625)	$1,651	$84,660
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.

	Three Months Ended March 31, 2022
(Dollars in thousands)	Beginning Balance	Provision (Reversal)(2)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$26,722	$1,954	$(1,822)	$714	$27,568
Asset based lending	2,758	(175)	—	—	2,583
Factoring	15,242	823	(9,590)	51	6,526
Lease financing	6,857	(395)	(95)	104	6,471
Insurance premium finance	1,044	59	(106)	60	1,057
SBA/USDA	2,996	(53)	—	—	2,943
Other commercial finance	1,349	(152)	—	—	1,197
Commercial finance	56,968	2,061	(11,613)	929	48,345
Consumer credit products	1,627	(6)	—	—	1,621
Other consumer finance	6,960	1,157	(802)	73	7,388
Consumer finance	8,587	1,151	(802)	73	9,009
Tax services	1,601	28,972	—	184	30,757
Warehouse finance	467	(26)	—	—	441
Community banking	—	(2)	—	2	—
Total loans and leases	67,623	32,156	(12,415)	1,188	88,552
Unfunded commitments(1)	405	146	—	—	551
Total	$68,028	$32,302	$(12,415)	$1,188	$89,103
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.
(2) As a result of the adoption of CECL, effective October 1, 2020, the provision for credit losses includes the provision for unfunded commitments that was previously included within other noninterest expense.

	Six Months Ended March 31, 2023
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$24,621	$7,645	$(4,522)	$671	$28,415
Asset based lending	1,050	2,904	(2,873)	—	1,081
Factoring	6,556	(804)	(183)	19	5,588
Lease financing	5,902	(621)	(1,013)	281	4,549
Insurance premium finance	1,450	108	(409)	114	1,263
SBA/USDA	3,263	(649)	—	26	2,640
Other commercial finance	1,310	3,022	—	—	4,332
Commercial finance	44,152	11,605	(9,000)	1,111	47,868
Consumer credit products	1,400	(181)	—	—	1,219
Other consumer finance	63	2,016	(333)	—	1,746
Consumer finance	1,463	1,835	(333)	—	2,965
Tax services	5	33,059	(1,731)	1,761	33,094
Warehouse finance	327	50	—	—	377
Total loans and leases	45,947	46,549	(11,064)	2,872	84,304
Unfunded commitments(1)	366	(10)	—	—	356
Total	$46,313	$46,539	$(11,064)	$2,872	$84,660
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.

	Six Months Ended March 31, 2022
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$29,351	$1,095	$(3,906)	$1,028	$27,568
Asset based lending	1,726	736	(16)	137	2,583
Factoring	3,997	13,324	(10,864)	69	6,526
Lease financing	7,629	(1,217)	(112)	171	6,471
Insurance premium finance	1,394	(211)	(283)	157	1,057
SBA/USDA	2,978	180	(217)	2	2,943
Other commercial finance	1,168	29	—	—	1,197
Commercial finance	48,243	13,936	(15,398)	1,564	48,345
Consumer credit products	1,242	379	—	—	1,621
Other consumer finance	6,112	2,718	(1,622)	180	7,388
Consumer finance	7,354	3,097	(1,622)	180	9,009
Tax services	2	28,259	(254)	2,750	30,757
Warehouse finance	420	21	—	—	441
Community banking	12,262	(12,686)	—	424	—
Total loans and leases	68,281	32,627	(17,274)	4,918	88,552
Unfunded commitments(1)	690	(139)	—	—	551
Total	$68,971	$32,488	$(17,274)	$4,918	$89,103
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.

Information on loans and leases that are deemed to be collateral dependent and are evaluated individually for the ACL was as follows:

(Dollars in thousands)	At March 31, 2023	At September 30, 2022
Term lending	$2,809	$2,885
Factoring	—	550
Lease financing	2,284	2,787
SBA/USDA	1,113	1,199
Commercial finance(1)	6,206	7,421
Total	$6,206	$7,421
(1) For Commercial Finance, collateral dependent financial assets have collateral in the form of cash, equipment, or other business assets.

Management has identified certain structured finance credits for alternative energy projects in which a substantial cash collateral account has been established to mitigate credit risk. Due to the nature of the transactions and significant cash collateral positions, these credits are evaluated individually. The balance of these pass rated cash collateral loans totaled $70.8 million and $120.7 million at March 31, 2023 and at September 30, 2022, respectively.

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

The Company has various portfolios of consumer finance and tax services loans that present unique risks that are statistically managed. Due to the unique risks associated with these portfolios, the Company monitors other credit quality indicators in their evaluation of the appropriateness of the allowance for credit losses on these portfolios, and as such, these loans are not included in the asset classification table below. The outstanding balances of consumer finance loans and tax services loans were $148.6 million and $61.6 million at March 31, 2023, respectively, and $169.7 million and $9.1 million at September 30, 2022, respectively. The amortized cost basis of loans and leases by asset classification and year of origination was as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At March 31, 2023	2023	2022	2021	2020	2019	Prior
Term lending
Pass	$327,992	$255,383	$139,016	$94,309	$23,151	$104,467	$—	$944,318
Watch	32,477	45,370	53,429	13,430	7,324	9,780	—	161,810
Special mention	1,226	6,498	20,181	212	1,263	1,120	—	30,500
Substandard	5,986	31,094	21,996	25,660	5,632	4,576	—	94,944
Doubtful	—	1,553	1,130	804	307	87	—	3,881
Total	367,681	339,898	235,752	134,415	37,677	120,030	—	1,235,453
Asset based lending
Pass	—	—	—	—	—	—	178,436	178,436
Watch	—	—	—	—	—	—	153,311	153,311
Special mention	—	—	—	—	—	—	20,731	20,731
Substandard	—	—	—	—	—	—	24,828	24,828
Doubtful	—	—	—	—	—	—	659	659
Total	—	—	—	—	—	—	377,965	377,965
Factoring
Pass	—	—	—	—	—	—	246,196	246,196
Watch	—	—	—	—	—	—	66,221	66,221
Special mention	—	—	—	—	—	—	10,973	10,973
Substandard	—	—	—	—	—	—	15,494	15,494
Total	—	—	—	—	—	—	338,884	338,884
Lease financing
Pass	6,352	21,369	23,704	38,157	2,776	4,761	—	97,119
Watch	2,625	11,398	8,506	5,906	5,425	5,509	—	39,369
Special mention	—	—	805	556	366	53	—	1,780
Substandard	—	8,142	5,122	4,400	4,875	8,932	—	31,471
Doubtful	—	—	521	206	43	136	—	906
Total	8,977	40,909	38,658	49,225	13,485	19,391	—	170,645
Insurance premium finance
Pass	363,501	72,407	79	6	—	—	—	435,993
Watch	221	578	—	—	—	—	—	799
Special mention	13	353	—	—	—	—	—	366
Substandard	83	213	—	—	—	—	—	296

Doubtful	—	246	—	—	—	—	—	246
Total	363,818	73,797	79	6	—	—	—	437,700
SBA/USDA
Pass	70,249	199,198	31,679	45,386	9,041	17,908	—	373,461
Watch	—	—	—	55	400	2,843	—	3,298
Special mention	—	—	—	—	210	—	—	210
Substandard	252	1,540	78	7,037	8,489	11,247	—	28,643
Total	70,501	200,738	31,757	52,478	18,140	31,998	—	405,612
Other commercial finance
Pass	—	18,900	30,637	1,003	10,176	69,598	—	130,314
Watch	1,735	—	—	—	—	—	—	1,735
Substandard	5,214	478	28,400	—	—	261	—	34,353
Total	6,949	19,378	59,037	1,003	10,176	69,859	—	166,402
Warehouse finance
Pass	—	—	—	—	—	—	377,036	377,036
Total	—	—	—	—	—	—	377,036	377,036
Total loans and leases
Pass	768,094	567,257	225,115	178,861	45,144	196,734	801,668	2,782,873
Watch	37,058	57,346	61,935	19,391	13,149	18,132	219,532	426,543
Special mention	1,239	6,851	20,986	768	1,839	1,173	31,704	64,560
Substandard	11,535	41,467	55,596	37,097	18,996	25,016	40,322	230,029
Doubtful	—	1,799	1,651	1,010	350	223	659	5,692
Total	$817,926	$674,720	$365,283	$237,127	$79,478	$241,278	$1,093,885	$3,509,697

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At September 30, 2022	2022	2021	2020	2019	2018	Prior
Term lending
Pass	$246,627	$240,018	$105,170	$60,417	$89,072	$61,229	$—	$802,533
Watch	45,539	24,318	45,052	11,698	21,077	9,799	—	157,483
Special mention	9,500	24,885	14,300	2,861	619	242	—	52,407
Substandard	10,627	16,694	12,248	23,266	10,457	2,255	—	75,547
Doubtful	175	407	469	872	204	192	—	2,319
Total	312,468	306,322	177,239	99,114	121,429	73,717	—	1,090,289
Asset based lending
Pass	—	—	—	—	—	—	154,494	154,494
Watch	—	—	—	—	—	—	162,990	162,990
Special mention	—	—	—	—	—	—	13,770	13,770
Substandard	—	—	—	—	—	—	20,442	20,442
Total	—	—	—	—	—	—	351,696	351,696
Factoring
Pass	—	—	—	—	—	—	254,883	254,883
Watch	—	—	—	—	—	—	86,219	86,219
Special mention	—	—	—	—	—	—	9,174	9,174
Substandard	—	—	—	—	—	—	22,319	22,319
Total	—	—	—	—	—	—	372,595	372,595
Lease financing
Pass	7,407	38,818	31,408	26,552	12,361	823	—	117,369
Watch	8,799	17,098	10,284	6,655	2,899	151	—	45,886
Special mention	151	6,151	2,644	481	2,876	2,811	—	15,114
Substandard	825	9,486	11,819	7,273	1,245	—	—	30,648
Doubtful	144	163	1,280	88	—	—	—	1,675
Total	17,326	71,716	57,435	41,049	19,381	3,785	—	210,692
Insurance premium finance

Pass	478,504	307	8	—	—	—	—	478,819
Watch	539	7	—	—	—	—	—	546
Special mention	169	40	—	—	—	—	—	209
Substandard	106	46	—	—	—	—	—	152
Doubtful	14	14	—	—	—	—	—	28
Total	479,332	414	8	—	—	—	—	479,754
SBA/USDA
Pass	54,512	111,907	40,474	56,538	28,874	24,305	—	316,610
Watch	—	13,836	1,266	702	—	710	—	16,514
Special mention	—	211	—	869	—	—	—	1,080
Substandard	4,149	10,968	4,278	—	1,094	4,545	—	25,034
Total	58,661	136,922	46,018	58,109	29,968	29,560	—	359,238
Other commercial finance
Pass	5,886	13,607	26,040	20,458	23,098	40,782	—	129,871
Substandard	—	9,538	—	—	—	20,000	—	29,538
Total	5,886	23,145	26,040	20,458	23,098	60,782	—	159,409
Warehouse finance
Pass	—	—	—	—	—	—	294,350	294,350
Special mention	—	—	—	—	—	—	32,500	32,500
Total	—	—	—	—	—	—	326,850	326,850
Total loans and leases
Pass	792,936	404,657	203,100	163,965	153,405	127,139	703,727	2,548,929
Watch	54,877	55,259	56,602	19,055	23,976	10,660	249,209	469,638
Special mention	9,820	31,287	16,944	4,211	3,495	3,053	55,444	124,254
Substandard	15,707	46,732	28,345	30,539	12,796	26,800	42,761	203,680
Doubtful	333	584	1,749	960	204	192	—	4,022
Total	$873,673	$538,519	$306,740	$218,730	$193,876	$167,844	$1,051,141	$3,350,523

Past due loans and leases were as follows:

(Dollars in thousands)	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
At March 31, 2023	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Nonaccrual Balance	Total
Loans held for sale	$—	$—	$—	$—	$24,780	$24,780	$—	$—	$—

Term lending	26,127	1,170	6,530	33,827	1,201,626	1,235,453	1,952	10,891	12,843
Asset based lending	—	—	—	—	377,965	377,965	—	3,493	3,493
Factoring	—	—	—	—	338,884	338,884	—	512	512
Lease financing	3,154	—	2,378	5,532	165,113	170,645	1,807	3,323	5,130
Insurance premium finance	2,741	698	1,871	5,310	432,390	437,700	1,871	—	1,871
SBA/USDA	2,043	2,291	252	4,586	401,026	405,612	—	1,366	1,366
Other commercial finance	—	—	94	94	166,308	166,402	94	—	94
Commercial finance	34,065	4,159	11,125	49,349	3,083,312	3,132,661	5,724	19,585	25,309
Consumer credit products	2,653	2,248	2,140	7,041	113,698	120,739	2,140	—	2,140
Other consumer finance	608	1,609	1,077	3,294	24,615	27,909	1,077	—	1,077
Consumer finance	3,261	3,857	3,217	10,335	138,313	148,648	3,217	—	3,217
Tax services	639	—	—	639	60,914	61,553	—	—	—
Warehouse finance	—	—	—	—	377,036	377,036	—	—	—
Total loans and leases held for investment	37,965	8,016	14,342	60,323	3,659,575	3,719,898	8,941	19,585	28,526
Total loans and leases	$37,965	$8,016	$14,342	$60,323	$3,684,355	$3,744,678	$8,941	$19,585	$28,526

(Dollars in thousands)	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
At September 30, 2022	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Nonaccrual Balance	Total
Loans held for sale	$—	$—	$—	$—	$21,071	$21,071	$—	$—	$—

Term lending	14,066	2,576	4,458	21,100	1,069,189	1,090,289	2,035	7,576	9,611
Asset based lending	—	—	68	68	351,628	351,696	39	29	68
Factoring	—	—	—	—	372,595	372,595	—	569	569
Lease financing	8,265	2,253	1,714	12,232	198,460	210,692	440	3,750	4,190
Insurance premium finance	2,550	1,379	1,628	5,557	474,197	479,754	1,628	—	1,628
SBA/USDA	—	—	—	—	359,238	359,238	—	1,451	1,451
Other commercial finance	—	—	—	—	159,409	159,409	—	—	—
Commercial finance	24,881	6,208	7,868	38,957	2,984,716	3,023,673	4,142	13,375	17,517
Consumer credit products	3,209	2,558	2,669	8,436	135,917	144,353	2,669	—	2,669
Other consumer finance	113	51	124	288	25,018	25,306	124	—	124
Consumer finance	3,322	2,609	2,793	8,724	160,935	169,659	2,793	—	2,793
Tax services	—	—	8,873	8,873	225	9,098	8,873	—	8,873
Warehouse finance	—	—	—	—	326,850	326,850	—	—	—
Total loans and leases held for investment	28,203	8,817	19,534	56,554	3,472,726	3,529,280	15,808	13,375	29,183
Total loans and leases	$28,203	$8,817	$19,534	$56,554	$3,493,797	$3,550,351	$15,808	$13,375	$29,183

Nonaccrual loans and leases by year of origination were as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
At March 31, 2023	2023	2022	2021	2020	2019	Prior
Term lending	$103	$5,123	$2,507	$2,351	$739	$68	$—	$10,891	$2,370
Asset based lending	—	—	—	—	—	—	3,493	3,493	—
Factoring	—	—	—	—	—	—	512	512	—
Lease financing	—	—	609	891	1,681	142	—	3,323	645
SBA/USDA	—	1,114	—	—	—	252	—	1,366	1,114
Commercial finance	103	6,237	3,116	3,242	2,420	462	4,005	19,585	4,129
Total nonaccrual loans and leases	$103	$6,237	$3,116	$3,242	$2,420	$462	$4,005	$19,585	$4,129

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
At September 30, 2022	2022	2021	2020	2019	2018	Prior
Term lending	$251	$1,110	$1,964	$989	$3,096	$166	$—	$7,576	$2,885
Asset based lending	—	—	—	—	—	—	29	29	—
Factoring	—	—	—	—	—	—	569	569	550
Lease financing	977	310	2,442	13	8	—	—	3,750	—
SBA/USDA	—	—	1,199	—	—	252	—	1,451	1,199
Commercial finance	1,228	1,420	5,605	1,002	3,104	418	598	13,375	4,634
Total nonaccrual loans and leases	$1,228	$1,420	$5,605	$1,002	$3,104	$418	$598	$13,375	$4,634

Loans and leases that are 90 days or more delinquent and accruing by year of origination were as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At March 31, 2023	2023	2022	2021	2020	2019	Prior
Term lending	$1,346	$35	$132	$211	$40	$188	$—	$1,952
Lease financing	90	468	953	198	30	68	—	1,807
Insurance premium finance	—	1,849	10	8	4	—	—	1,871
Other commercial finance	—	—	—	—	—	94	—	94
Commercial finance	1,436	2,352	1,095	417	74	350	—	5,724
Consumer credit products	174	1,437	404	92	30	3	—	2,140
Other consumer finance	1,032	—	—	—	—	—	45	1,077
Consumer finance	1,206	1,437	404	92	30	3	45	3,217
Total 90 days or more delinquent and accruing	$2,642	$3,789	$1,499	$509	$104	$353	$45	$8,941

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At September 30, 2022	2022	2021	2020	2019	2018	Prior
Term lending	$207	$720	$716	$130	$70	$192	$—	$2,035
Asset based lending	—	—	—	—	—	—	39	39
Lease financing	8	158	98	131	45	—	—	440
Insurance premium finance	1,513	110	5	—	—	—	—	1,628
Commercial finance	1,728	988	819	261	115	192	39	4,142
Consumer credit products	2,123	481	42	23	—	—	—	2,669
Other consumer finance	—	124	—	—	—	—	—	124
Consumer finance	2,123	605	42	23	—	—	—	2,793
Tax services	8,873	—	—	—	—	—	—	8,873
Total 90 days or more delinquent and accruing	$12,724	$1,593	$861	$284	$115	$192	$39	$15,808

Certain loans and leases 90 days or more past due as to interest or principal continue to accrue because they are (1) well-secured and in the process of collection or (2) consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due.

The following table provides the average recorded investment in nonaccrual loans and leases:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2023	2022	2022	2021
Term lending	$9,758	$10,688	$9,277	$12,305
Asset based lending	5,292	5,993	4,782	5,002
Factoring	523	9,791	615	11,019
Lease financing	3,627	3,020	3,625	3,027
SBA/USDA	1,379	1,464	1,400	840
Commercial finance	20,579	30,956	19,699	32,193
Total loans and leases	$20,579	$30,956	$19,699	$32,193

The recognized interest income on the Company's nonaccrual loans and leases for the three and six months ended March 31, 2023 and 2022 was not significant.

The Company’s troubled debt restructurings ("TDRs") typically involve forgiving a portion of interest or principal on existing loans, making loans at a rate materially less than current market rates, or extending the term of the loan. No loans were modified in a TDR during the three months ended March 31, 2023. There were $0.2 million of commercial finance loans and $0.2 million of consumer finance loans that were modified in a TDR during the three months ended March 31, 2022, all of which were modified to extend the term of the loan.

During the six months ended March 31, 2023, there were no loans that were modified in a TDR. There were $10.3 million of commercial finance loans and $0.2 million of consumer finance loans that were modified in a TDR during the six months ended March 31, 2022, all of which were modified to extend the term of the loan.

During the three months ended March 31, 2023, there was an immaterial amount of commercial finance loans that were modified in a TDR within the previous 12 months and for which there was a payment default. During the three months ended March 31, 2022, the Company had $0.3 million of commercial finance loans and $0.3 million of consumer finance loans that were modified in a TDR with the previous 12 months and for which there was a payment default.

During the six months ended March 31, 2023, the Company had $0.1 million of commercial finance loans that were modified in a TDR within the previous 12 months and for which there was a payment default. During the six months ended March 31, 2022, the Company had $2.6 million of commercial finance loans and $0.8 million of consumer finance loans that were modified in a TDR within the previous 12 months and for which there was a payment default. TDR net charge-offs and the impact of TDRs on the Company's allowance for credit losses were insignificant during the six months ended March 31, 2023 and March 31, 2022.

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

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted earnings per share is presented below.

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Basic income per common share:
Net income attributable to Pathward Financial, Inc.	$54,771	$49,251	$82,613	$110,575
Dividends and undistributed earnings allocated to participating securities	(841)	(815)	(1,231)	(1,773)
Basic net earnings available to common stockholders	53,930	48,436	81,382	108,802
Undistributed earnings allocated to nonvested restricted stockholders	820	791	1,190	1,724
Reallocation of undistributed earnings to nonvested restricted stockholders	(818)	(791)	(1,187)	(1,723)
Diluted net earnings available to common stockholders	$53,932	$48,436	$81,385	$108,803

Total weighted-average basic common shares outstanding	27,078,048	29,212,301	27,555,197	29,731,797
Effect of dilutive securities(1)
Performance share units	91,521	12,061	77,540	17,035
Total effect of dilutive securities	91,521	12,061	77,540	17,035
Total weighted-average diluted common shares outstanding	27,169,569	29,224,362	27,632,737	29,748,832

Net earnings per common share:
Basic earnings per common share	$1.99	$1.66	$2.95	$3.66
Diluted earnings per common share(2)	$1.99	$1.66	$2.95	$3.66
(1) Represents the effect of the assumed exercise of stock options and vesting of performance share units and restricted stock, as applicable, utilizing the treasury stock method.
(2) Excluded from the computation of diluted earnings per share for the three months ended March 31, 2023 and 2022, respectively, were 422,461 and 491,621 weighted average shares of nonvested restricted stock because their inclusion would be anti-dilutive. Excluded from the computation of diluted earnings per share for the six months ended March 31, 2023 and 2022, respectively, were 417,012 and 484,457 weighted average shares of nonvested restricted stock because their inclusion would be anti-dilutive.

NOTE 7. RENTAL EQUIPMENT, NET

Rental equipment consists of the following:

(Dollars in thousands)	March 31, 2023	September 30, 2022
Computers and IT networking equipment	$20,589	$21,669
Motor vehicles and other	121,014	107,648
Other furniture and equipment	35,604	34,254
Solar panels and equipment	137,548	133,765
Total	314,755	297,336

Accumulated depreciation	(105,073)	(94,355)
Unamortized initial direct costs	1,162	1,390
Net book value	$210,844	$204,371

During the quarter, certain solar panels and equipment assets had a change in depreciable life that resulted in additional depreciation expense of $4.8 million occurring during the three-month period ended March 31, 2023. The assets impacted are now carried at their residual value and will not be subject to depreciation going forward.

Future minimum lease payments expected to be received for operating leases at March 31, 2023 were as follows:

(Dollars in thousands)
Remaining in 2023	$20,951
2024	35,326
2025	27,772
2026	19,091
2027	12,569
Thereafter	12,758
Total	$128,467

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

The Company held a total of $309.5 million of goodwill at March 31, 2023. The recorded goodwill is a result of multiple business combinations that occurred from 2015 to 2018. There have been no changes to the carrying amount of goodwill during the six months ended March 31, 2023.

The changes in the carrying amount of the Company’s intangible assets were as follows:

(Dollars in thousands)	Trademark(1)	Non-Compete	Customer Relationships(2)	All Others(3)	Total
Intangible Assets
At September 30, 2022	$8,605	$—	$12,395	$4,691	$25,691
Amortization during the period	(609)	—	(1,819)	(265)	(2,693)
At March 31, 2023	$7,996	$—	$10,576	$4,426	$22,998

Gross carrying amount	$14,624	$2,481	$82,088	$9,940	$109,133
Accumulated amortization	(6,628)	(2,481)	(60,594)	(5,296)	(74,999)
Accumulated impairment		—	(10,918)	(218)	(11,136)
At March 31, 2023	$7,996	$—	$10,576	$4,426	$22,998

At September 30, 2021	$9,823	$40	$17,868	$5,417	$33,148
Acquisitions during the period	—	—	—	1	1
Amortization during the period	(526)	(40)	(2,829)	(262)	(3,657)
Write-offs during the period	—	—	—	(202)	(202)
At March 31, 2022	$9,297	$—	$15,039	$4,954	$29,290

Gross carrying amount	$14,624	$2,481	$82,088	$9,940	$109,133
Accumulated amortization	(5,327)	(2,481)	(56,801)	(4,768)	(69,377)
Accumulated impairment	—	—	(10,248)	(218)	(10,466)
At March 31, 2022	$9,297	$—	$15,039	$4,954	$29,290
(1) Book amortization period of 5-15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 10-30 years. Amortized using the accelerated method.
(3) Book amortization period of 3-20 years. Amortized using the straight line method.

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in the remaining six months of fiscal 2023 and subsequent fiscal years at March 31, 2023 was as follows:

(Dollars in thousands)
Remaining in 2023	$2,250
2024	4,128
2025	3,566
2026	3,220
2027	2,574
Thereafter	7,260
Total anticipated intangible amortization	$22,998

There were no impairments to intangible assets during the six months ended March 31, 2023 and 2022. Intangible impairment expense is recorded within the impairment expense line of the Condensed Consolidated Statements of Operations.

NOTE 9. OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease ROU assets, included in other assets, were $28.5 million and $31.8 million at March 31, 2023 and 2022, respectively.

Operating lease liabilities, included in accrued expenses and other liabilities, were $30.4 million and $33.6 million at March 31, 2023 and 2022, respectively.

Undiscounted future minimum operating lease payments and a reconciliation to the amount recorded as operating lease liabilities at March 31, 2023 were as follows:

(Dollars in thousands)
Remaining in 2023	$2,045
2024	3,913
2025	3,718
2026	3,195
2027	3,092
Thereafter	18,639
Total undiscounted future minimum lease payments	34,602
Discount	(4,169)
Total operating lease liabilities	$30,433

The weighted-average discount rate and remaining lease term for operating leases at March 31, 2023 were as follows:

Weighted-average discount rate	2.36%
Weighted-average remaining lease term (years)	9.98

The components of total lease costs for operating leases were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2023	2022	2023	2022
Lease expense	$982	$1,119	$1,996	$2,256
Short-term and variable lease cost	42	40	84	75
Sublease income	(339)	(355)	(672)	(531)
Total lease cost for operating leases	$685	$804	$1,408	$1,800

NOTE 10. STOCKHOLDERS' EQUITY

Repurchase of Common Stock
The Company's Board of Directors authorized the September 3, 2021 share repurchase program to repurchase up to 6,000,000 shares of the Company's outstanding common stock. This authorization is effective from September 3, 2021 through September 30, 2024. During the six months ended March 31, 2023, and 2022, the Company repurchased 1,826,694 and 2,447,699 shares, respectively, as part of the share repurchase programs.
Under the repurchase programs, repurchased shares were retired and designated as authorized but unissued shares. The Company accounts for repurchased shares using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. As of March 31, 2023, 2,468,283 shares of common stock remained available for repurchase.
For the six months ended March 31, 2023, and 2022, the Company also repurchased 59,626 and 64,536 shares, or $2.1 million and $3.7 million of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Retirement of Treasury Stock
The Company accounts for the retirement of repurchased shares, including treasury stock, using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. The Company retired zero shares of common stock held in treasury during the six months ended March 31, 2023 and 2022, respectively.

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

The following tables show the activity of nonvested (restricted) shares and PSUs granted, vested, or forfeited under the 2002 Omnibus Incentive Plan for the six months ended March 31, 2023. There were no options granted, exercised, or forfeited under this plan during the six months ended March 31, 2023.

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Fair Value at Grant
Nonvested shares outstanding, September 30, 2022	474,348	$36.52
Granted	160,881	38.95
Vested	(209,440)	36.59
Forfeited or expired	(6,958)	42.55
Nonvested shares outstanding, March 31, 2023	418,831	$37.31

Performance share units outstanding, September 30, 2022	96,689	$42.59
Granted(1)	59,115	38.94
Vested	—	—
Forfeited or expired	—	—
Performance share units outstanding, March 31, 2023	155,804	$41.20
(1) The number of PSUs granted reflects the target number of PSUs able to be earned under a given award.

At March 31, 2023, stock-based compensation expense not yet recognized in income totaled $10.2 million, which is expected to be recognized over a weighted average remaining period of 1.53 years.

NOTE 12. INCOME TAXES

The Company recorded an income tax expense of $15.8 million for the six months ended March 31, 2023, resulting in an effective tax rate of 15.83%, compared to an income tax expense of $22.3 million, or an effective tax rate of 16.66%, for the six months ended March 31, 2022. The Company’s effective tax rate was lower than the U.S. statutory rate of 21% primarily because of the anticipated effect of investment tax credits during fiscal year 2023. The Company's effective tax rate in the future will depend in part on actual investment tax credits generated from qualified renewable energy property.

The table below compares the income tax expense components for the periods presented.

	Six Months Ended March 31,
(Dollars in thousands)	2023	2022
Provision at statutory rate	$20,657	$27,899
Tax-exempt income	(398)	(362)
State income taxes	4,285	5,543
Interim period effective rate adjustment	(483)	(3,870)
Tax credit investments, net - federal	(7,916)	(5,978)
Research tax credit	(805)	(355)
IRC 162(m) nondeductible compensation	576	505
Other, net	(163)	(1,104)
Income tax expense	$15,753	$22,278
Effective tax rate	15.83%	16.66%

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

(Dollars in thousands)	Consumer		Commercial		Corporate Services/Other		Consolidated Company
Three Months Ended March 31,	2023	2022	2023	2022	2023	2022	2023	2022
Net interest income(1)	$41,418	$30,156	$46,758	$44,879	$13,229	$8,765	$101,405	$83,800
Noninterest income:
Refund transfer product fees	30,205	27,805	—	—	—	—	30,205	27,805
Refund advance fee income(1)	37,995	39,299	—	—	—	—	37,995	39,299
Card and deposit fees	41,828	26,270	252	244	7	6	42,087	26,520
Rental income(1)	—	—	12,737	11,225	203	150	12,940	11,375
Gain (loss) on sale of securities(1)	—	—	—	—	82	260	82	260
Gain (loss) on sale of other(1)	—	—	(748)	1,229	—	(603)	(748)	626
Other income(1)	1,748	1,387	1,935	2,839	794	(345)	4,477	3,881
Total noninterest income	111,776	94,761	14,176	15,537	1,086	(532)	127,038	109,766
Revenue	$153,194	$124,917	$60,934	$60,416	$14,315	$8,233	$228,443	$193,566

Six Months Ended March 31,
Net interest income(1)	$75,690	$56,427	$89,082	$89,805	$20,690	$9,181	$185,462	$155,413
Noninterest income:
Refund transfer product fees	30,882	28,384	—	—	—	—	30,882	28,384
Refund advance fee income(1)	38,612	40,532	—	—	—	—	38,612	40,532
Card and deposit fees	79,280	51,402	513	475	12	12	79,805	51,889
Rental income(1)	—	—	25,252	22,302	396	150	25,648	22,452
Gain (loss) on sale of securities(1)	—	—	—	—	82	397	82	397
Gain on sale of trademarks	—	—	—	—	10,000	50,000	10,000	50,000
Gain (loss) on sale of other(1)	—	—	(246)	6,093	—	(8,932)	(246)	(2,839)
Other income(1)	2,541	2,152	3,019	5,624	2,472	(2,234)	8,032	5,542
Total noninterest income	151,315	122,470	28,538	34,494	12,962	39,393	192,815	196,357
Revenue	$227,005	$178,897	$117,620	$124,299	$33,652	$48,574	$378,277	$351,770
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

The following tables present segment data for the Company:

(Dollars in thousands)	Consumer		Commercial		Corporate Services/Other		Total
Three Months Ended March 31,	2023	2022	2023	2022	2023	2022	2023	2022
Net interest income	$41,418	$30,156	$46,758	$44,879	$13,229	$8,765	$101,405	$83,800
Provision for credit losses	31,654	29,685	5,012	2,205	97	412	36,763	32,302
Noninterest income (loss)	111,776	94,761	14,176	15,537	1,086	(532)	127,038	109,766
Noninterest expense	49,910	29,892	38,846	31,457	38,380	41,811	127,136	103,160
Income (loss) before income tax expense	71,630	65,340	17,076	26,754	(24,162)	(33,990)	64,544	58,104

Total assets	361,528	456,335	3,581,677	3,355,196	2,925,051	3,075,708	6,868,256	6,887,239
Total goodwill	87,145	87,145	222,360	222,360	—	—	309,505	309,505
Total deposits	5,744,278	5,693,063	9,313	6,882	149,105	129,941	5,902,696	5,829,886

Six Months Ended March 31,
Net interest income	$75,690	$56,427	$89,082	$89,805	$20,690	$9,181	$185,462	$155,413
Provision (reversal of) for credit losses	34,894	30,946	11,595	13,797	50	(12,255)	46,539	32,488
Noninterest income	151,315	122,470	28,538	34,494	12,962	39,393	192,815	196,357
Noninterest expense	84,404	49,553	71,595	64,504	76,196	71,539	232,195	185,596
Income (loss) before income tax expense	107,707	98,398	34,430	45,998	(42,594)	(10,710)	99,543	133,686

Total assets	361,528	456,335	3,581,677	3,355,196	2,925,051	3,075,708	6,868,256	6,887,239
Total goodwill	87,145	87,145	222,360	222,360	—	—	309,505	309,505
Total deposits	5,744,278	5,693,063	9,313	6,882	149,105	129,941	5,902,696	5,829,886

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

	At March 31, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Debt securities AFS
Corporate securities	$18,750	$—	$18,750	$—
SBA securities	94,248	—	94,248	—
Obligations of states and political subdivisions	2,357	—	2,357	—
Non-bank qualified obligations of states and political subdivisions	249,493	—	249,493	—
Asset-backed securities	126,704	—	126,704	—
Mortgage-backed securities	1,334,011	—	1,334,011	—
Total debt securities AFS	$1,825,563	$—	$1,825,563	$—
Common equities and mutual funds(1)	$3,545	$3,545	$—	$—
Non-marketable equity securities(2)	$7,749	$—	$—	$—
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at March 31, 2023.
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

Loans and Leases. The Company does not record loans and leases at fair value on a recurring basis. However, if a loan or lease is individually evaluated for risk of credit loss and repayment is expected to be solely provided by the values of the underlying collateral, the Company measures fair value on a nonrecurring basis. Fair value is determined by the fair value of the underlying collateral less estimated costs to sell. The fair value of the collateral is determined based on the internal estimates and/or assessment provided by third-party appraisers and the valuation relies on discount rates ranging from 4%% to 62%.

The following table summarizes the assets of the Company that are measured at fair value in the Condensed Consolidated Statements of Financial Condition on a non-recurring basis:

	At March 31, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases, net individually evaluated for credit loss
Commercial finance	$625	$—	$—	$625
Total loans and leases, net individually evaluated for credit loss	625	—	—	625
Total	$625	$—	$—	$625

	At September 30, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases, net individually evaluated for credit loss
Commercial finance	$1,575	$—	$—	$1,575
Total loans and leases, net individually evaluated for credit loss	1,575	—	—	1,575
Foreclosed assets, net	1	—	—	1
Total	$1,576	$—	$—	$1,576

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value at March 31, 2023	Fair Value at September 30, 2022	Valuation Technique	Unobservable Input	Range of Inputs
Loans and leases, net individually evaluated for credit loss	$625	$1,575	Market approach	Appraised values(1)	4% - 62%
(1) The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimating selling costs and other inputs in a range of 4% to 62%.

Management discloses the estimated fair value of financial instruments, including assets and liabilities on and off the Condensed Consolidated Statements of Financial Condition, for which it is practicable to estimate fair value. These fair value estimates were made at March 31, 2023 and September 30, 2022 based on relevant market information and information about financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, since there is no active market for certain financial instruments of the Company, the estimates of fair value are subjective in nature, involve uncertainties, and include matters of significant judgment. Changes in assumptions as well as tax considerations could significantly affect the estimated values. Accordingly, the aggregate fair value estimates are not intended to represent the underlying value of the Company, on either a going concern or a liquidation basis.

The following tables present the carrying amount and estimated fair value of the financial instruments held by the Company:

	At March 31, 2023
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$432,598	$432,598	$432,598	$—	$—
Debt securities available for sale	1,825,563	1,825,563	—	1,825,563	—
Debt securities held to maturity	38,713	35,028	—	35,028	—
Common equities and mutual funds(1)	3,545	3,545	3,545	—	—
Non-marketable equity securities(1)(2)	22,563	22,563	—	14,814	—
Loans held for sale	24,780	24,780	—	24,780	—
Loans and leases	3,719,898	3,710,718	—	—	3,710,718
Federal Reserve Bank and Federal Home Loan Bank stocks	29,387	29,387	—	29,387	—
Accrued interest receivable	22,434	22,434	22,434	—	—
Financial liabilities
Deposits	5,902,696	5,902,526	5,896,367	6,159	—
Overnight federal funds purchased	43,000	43,000	43,000	—	—
Other short- and long-term borrowings	34,543	32,961	—	32,961	—
Accrued interest payable	204	204	204	—	—
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at March 31, 2023.
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

NOTE 16. SUBSEQUENT EVENTS

Management has evaluated subsequent events that occurred after March 31, 2023. During this period, up to the filing date of this Quarterly Report on Form 10-Q, management did not identify any material subsequent events that would require recognition or disclosure in our Condensed Consolidated Financial Statements as of or for the quarter ended March 31, 2023.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PATHWARD FINANCIAL, INC.®
AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
PATHWARD FINANCIAL, INC. ("Pathward Financial" or the "Company" or "us") and its wholly-owned subsidiary, Pathward®, National Association ("Pathward®, N.A" or "Pathward" or "the Bank") may from time to time make written or oral “forward-looking statements,” including statements contained in this Quarterly Report on Form 10-Q, the Company’s other filings with the Securities and Exchange Commission (the "SEC"), the Company’s reports to stockholders, and other communications by the Company and Pathward, N.A, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” or the negative of those terms, or other words of similar meaning or similar expressions. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements are based on information currently available to us and assumptions about future events, and include statements with respect to the Company’s beliefs, expectations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such risks, uncertainties and other factors may cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Such statements address, among others, the following subjects: future operating results including our performance expectations; the impact of measures expected to increase efficiencies or reduce expenses; customer retention; loan and other product demand; expectations concerning acquisitions and divestitures; new products and services; credit quality; the level of net charge-offs and the adequacy of the allowance for credit losses; technology; and the Company's employees. The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: maintaining our executive management team; expected growth opportunities may not be realized or may take longer to realize than expected; the potential adverse effects of the ongoing COVID-19 pandemic and any governmental or societal responses thereto, or other unusual and infrequently occurring events, including the impact on financial markets from geopolitical conflicts such as the military conflict between Russia and Ukraine; our ability to achieve brand recognition for Pathward equal to or greater than we enjoyed for MetaBank; our ability to successfully implement measures designed to reduce expenses and increase efficiencies; changes in trade, monetary, and fiscal policies and laws, including actual changes in interest rates and the Fed Funds rate; changes in tax laws; the strength of the United States' economy, and the local economies in which the Company operates; adverse developments in the financial services industry generally such as the recent bank failures, inflation, market, and monetary fluctuations; the timely and efficient development of new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value of these products and services by users; Pathward's ability to maintain its Durbin Amendment exemption; the risks of dealing with or utilizing third parties, including, in connection with the Company’s prepaid card and tax refund advance businesses, the risk of reduced volume of refund advance loans as a result of reduced customer demand for or usage of Pathward’s strategic partners’ refund advance products; our relationship with, and any actions which may be initiated by, our regulators; changes in financial services laws and regulations, including laws and regulations relating to the tax refund industry and the insurance premium finance industry; technological changes, including, but not limited to, the protection of our electronic systems and information; the impact of acquisitions and divestitures; litigation risk; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by Pathward of its status as a well-capitalized institution; changes in consumer borrowing, spending, and saving habits; losses from fraudulent or illegal activity; technological risks and developments and cyber threats, attacks, or events; and the success of the Company at maintaining its high quality asset level and managing and collecting assets of borrowers in default should problem assets increase.

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

The following discussion focuses on the consolidated financial condition of the Company at March 31, 2023, compared to September 30, 2022, and the consolidated results of operations for the three and six months ended March 31, 2023 and 2022. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the fiscal year ended September 30, 2022 and the related management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

EXECUTIVE SUMMARY

Company Highlights

•On April 5, 2023, Pathward®, N.A. announced it became Certified™ by Great Place to Work® for the first time. Great Place to Work holds itself out as the global authority on workplace culture, employee experience, and the leadership behaviors proven to deliver market-leading revenue, employee retention and increased innovation.

•On February 28, 2023, the Board of Directors (the "Board") of Pathward Financial appointed Christopher Perretta as a member of the Board.

Financial Highlights for the 2023 Fiscal Second Quarter

•Total revenue for the second quarter was $228.4 million, an increase of $34.9 million, or 18%, compared to the same quarter in fiscal 2022, primarily driven by an increase in both noninterest income and net interest income.

•Net interest margin ("NIM") increased 132 basis points to 6.12% for the second quarter from 4.80% during the same period of last year primarily driven by an increase in loan and lease and investment securities yields.

•Total gross loans and leases at March 31, 2023 decreased $4.6 million to $3.73 billion compared to March 31, 2022 and increased $215.9 million, or 6%, when compared to December 31, 2022. The decrease compared to the prior year quarter was primarily due to a reduction in consumer finance loans driven by the sale of the $81.5 million student loan portfolio during the fiscal 2022 fourth quarter and a reduction in warehouse finance loans, partially offset by growth in the commercial finance portfolio. The primary drivers for the increase on a linked quarter basis was growth in commercial finance and warehouse finance loans.

•During the 2023 fiscal second quarter, the Company recognized a total of $6.8 million in pre-tax adverse financial impacts attributable to the disposal or change in depreciable life of several mobile solar generators related to a single relationship. In fiscal year 2019, the business incurred a large impairment expense associated with one company with which it had legacy transactions that turned out to be fraudulent. At that time, the assets were written down to their market value and redeployed under an equipment lease agreement to new participants. Upon the return of the leased assets, the Company performed a due diligence assessment, which led to the determination to dispose certain generators based on their condition and adjust the depreciable life for the remaining generators to better reflect the service period based on market conditions and advancements in technology. This was an isolated event limited to this equipment type and is not indicative of the remaining Rental Equipment portfolio. The remaining value of the generators on the balance sheet is $1.3 million.

•During the 2023 fiscal second quarter, the Company repurchased 1,172,700 shares of common stock at an average share price of $46.60.

Tax Season
For the six months ended March 31, 2023, total tax services product revenue was $72.4 million, an increase of 2% compared to the same period of the prior year. Total tax services product fee income, total tax services product expense, and net interest income on tax services loans all increased slightly compared to the prior year period. Provision for tax services products was $33.1 million, an increase of 17% when compared to the same period of the prior year, primarily due to an expected shift in mix in refund advances from national franchise channels to independent tax providers.

Total tax services product income, net of losses and direct product expenses, decreased 14% to $29.7 million from $34.4 million, when comparing the first six months of fiscal 2023 to the same period of the prior fiscal year.

For the 2023 tax season, Pathward originated $1.46 billion in refund advance loans compared to $1.83 billion during the 2022 tax season. When excluding the two partners the Company did not renew after the 2022 tax season, loan originations increased $116.2 million this tax season compared to the previous year.

FINANCIAL CONDITION

At March 31, 2023, the Company’s total assets increased by $120.8 million to $6.87 billion compared to September 30, 2022, primarily due to growth of $189.3 million in total loans and leases, partially offset by a reduction of $57.3 million in securities available for sale.

Total cash and cash equivalents was $432.6 million at March 31, 2023, increasing from $388.0 million at September 30, 2022. The Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the FRB. At March 31, 2023, the Company did not have any federal funds sold.

The Company's investment security balances decreased $60.3 million, or 3%, to $1.86 billion at March 31, 2023, compared to $1.92 billion at September 30, 2022, due to maturities and principal pay downs. The Company’s portfolio of securities customarily consists primarily of MBS, which have expected lives much shorter than the stated final maturity, non-bank qualified obligations of states and political subdivisions, which mature in approximately 15 years or less, and other tax exempt municipal mortgage related pass through securities which have average lives much shorter than their stated final maturities. During the six months ended March 31, 2023, the Company made no purchases of investment securities.

Loans held for sale at March 31, 2023 totaled $24.8 million, increasing from $21.1 million at September 30, 2022. This increase was driven by growth in consumer credit products held for sale at March 31, 2023 compared to September 30, 2022.

Total gross loans and leases totaled $3.73 billion at March 31, 2023, as compared to $3.54 billion at September 30, 2022. The primary driver for the increase was due to growth in commercial finance, warehouse finance, and the seasonal tax services portfolio, partially offset by a decrease in the consumer finance portfolio. See Note 5 to the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Commercial finance loans, which comprised 84% of the Company's gross loan and lease portfolio, totaled $3.13 billion at March 31, 2023, reflecting an increase of $109.0 million, or 4%, from September 30, 2022.

Through the Bank, the Company owns stock in the FHLB due to the Bank’s membership and participation in this banking system as well as stock in the Federal Reserve Bank. The FHLB requires a level of stock investment based on a pre-determined formula. The Company’s investment in these stocks was $29.4 million at March 31, 2023 and $28.8 million at September 30, 2022, as purchases were partially offset by redemptions of FHLB membership stock during the six months ended March 31, 2023.

Total end-of-period deposits increased 1% to $5.90 billion at March 31, 2023, compared to $5.87 billion at September 30, 2022, primarily driven by an increase in noninterest-bearing deposits of $35.5 million.

As of March 31, 2023, the Company had $1.0 billion in deposits related to government stimulus programs. Of the total amount of government stimulus program deposits, $359.2 million are on activated cards while $645.1 million are on inactivated cards. These card balances are expected to run down by approximately $500 million over the next 18 months as recipients continue to spend them and the Company begins to return unclaimed balances to the U.S. Treasury.

The Company's total borrowings increased $41.5 million from $36.0 million at September 30, 2022 to $77.5 million at March 31, 2023, primarily driven by an increase in short-term borrowings of $43.0 million partially offset by payments on long-term borrowings.

At March 31, 2023, the Company’s stockholders’ equity totaled $673.2 million, an increase of $28.1 million, from $645.1 million at September 30, 2022. The increase was primarily attributable to a change in accumulated other comprehensive income ("AOCI"). The Company and Bank remained above the federal regulatory minimum capital requirements at March 31, 2023, and continued to be classified as well-capitalized, and in good standing with the regulatory agencies. See “Liquidity and Capital Resources” for further information.

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

The Company meets the Right of Set off criteria in ASC 210-20, Balance Sheet - Offsetting, for all payments negative deposit balances with the exception of DDA overdrafts. The following table summarizes the Company's negative deposit balances within the BaaS business line:

(Dollars in thousands)	March 31, 2023	September 30, 2022
Noninterest-bearing deposits	$6,014,327	$5,916,142
Prefunding	(294,631)	(244,462)
Discount funding	(28,687)	(15,991)
DDA overdrafts	(8,378)	(8,587)
Noninterest-bearing checking, net	$5,682,631	$5,647,102

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

In return for record keeping services at Program Banks, the Bank receives a servicing fee (“Servicing Fee”). For the three and six months ended March 31, 2023, the Company recognized $18.2 million and $31.1 million, respectively, in servicing fee income as compared to an insignificant amount for the three and six months ended March 31, 2022. The Servicing Fee has been typically reflective of the EFFR upon a renegotiation of the contracts with Program Banks.

As of March 31, 2023, the Company managed $1.96 billion of customer deposits at other banks in its capacity as custodian. These deposits provide the Company with excess deposits that can earn record keeping service fee income, typically reflective of the EFFR.

Approximately 47% of the deposit portfolio as of March 31, 2023 are subject to variable card processing expenses that are derived from the terms of contractual agreements with certain BaaS partners. These agreements are tied to a rate index, typically the EFFR.

RESULTS OF OPERATIONS

General
The Company recorded net income of $54.8 million, or $1.99 per diluted share, for the three months ended March 31, 2023, compared to net income of $49.3 million, or $1.66 per diluted share, for the three months ended March 31, 2022. Total revenue for the fiscal 2023 second quarter was $228.4 million, an increase of $34.9 million, or 18%, compared to the same quarter in fiscal 2022, primarily driven by an increase in both noninterest income and net interest income, partially offset by an increase in noninterest expense.

The Company recorded net income of $82.6 million, or $2.95 per diluted share, for the six months ended March 31, 2023, compared to net income of $110.6 million, or $3.66 per diluted share, for the six months ended March 31, 2022. Total revenue for the six months ended March 31, 2023 was $378.3 million, an increase of $26.5 million, or 18%, compared to the same period of the prior fiscal year. The increase is primarily driven by increases in interest income and card and deposit fees along with the $10.0 million gain on sale of trademarks recognized during the six months ended March 31, 2023, partially offset by the $50.0 million gain on sale of trademarks recognized during the prior fiscal year period.

Net Interest Income
Net interest income for the second quarter of fiscal 2023 was $101.4 million, an increase of 21% from the same quarter in fiscal 2022. The increase was mainly attributable to increased yields and an improved earning asset mix. For the six months ended March 31, 2023, the net interest income was $185.5 million, an increase of 19%, from $155.4 million compared to the same period in the prior fiscal year.

The Company’s average interest-earning assets for the second fiscal quarter decreased by $364.5 million to $6.72 billion compared with the same quarter in fiscal 2022, primarily due to a reduction in cash balances as a result of elevated cash levels during the prior fiscal year period related to the Company's participation in government stimulus programs along with a decrease in loans and leases, partially offset by an increase in total investment balances. The second quarter average outstanding balance of loans and leases decreased $230.5 million compared to the same quarter of the prior fiscal year, primarily due to a reduction in tax services loans, warehouse finance loans, and consumer finance loans, partially offset by an increase in the commercial finance loans.

Fiscal 2023 second quarter NIM increased to 6.12% from 4.80% in the second fiscal quarter of last year. The overall reported tax equivalent yield (“TEY”) on average earning assets increased 145 basis points to 6.34% compared to the prior fiscal year quarter, primarily driven by an increase in loan and lease and investment securities yields, along with a decrease in cash balances. The yield on the loan and lease portfolio was 8.47% compared to 7.22% for the comparable period last year and the TEY on the securities portfolio was 2.89% compared to 1.83% over that same period.

For the six months ended March 31, 2023, NIM was 5.88%, an increase of 118 basis points from 4.70% compared to the same period in the prior fiscal year. NIM, tax-equivalent for the six months ended March 31, 2023 increased to 5.90% from 4.72% in the same period of the prior fiscal year.

The Company's cost of funds for all deposits and borrowings averaged 0.21% during the fiscal 2023 second quarter, as compared to 0.08% during the prior fiscal year quarter. The Company's overall cost of deposits was 0.13% in the fiscal second quarter of 2023, as compared to 0.01% during the prior year quarter.

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

	Three Months Ended March 31,
	2023			2022
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)
Interest-earning assets:
Cash and fed funds sold	$564,656	$5,843	4.20%	$810,857	$721	0.36%
Mortgage-backed securities	1,549,240	10,326	2.70%	1,184,377	5,446	1.86%
Tax exempt investment securities	149,912	990	3.39%	189,213	903	2.45%
Asset-backed securities	141,968	1,273	3.64%	370,671	1,142	1.25%
Other investment securities	298,030	2,376	3.23%	282,655	1,425	2.05%
Total investments	2,139,150	14,965	2.89%	2,026,916	8,916	1.83%
Commercial finance	3,056,293	60,765	8.06%	2,852,147	48,872	6.95%
Consumer finance	187,826	6,301	13.60%	331,033	7,892	9.67%
Tax services	448,659	10,555	9.54%	594,166	11,599	7.92%
Warehouse finance	321,334	6,258	7.90%	467,298	7,177	6.23%
Total loans and leases	4,014,112	83,879	8.47%	4,244,644	75,540	7.22%
Total interest-earning assets	6,717,918	$104,687	6.34%	7,082,417	$85,177	4.89%
Noninterest-earning assets	612,020			814,151
Total assets	$7,329,938			$7,896,568

Interest-bearing liabilities:
Interest-bearing checking	$267	$—	0.33%	$289	$—	0.32%
Savings	70,024	6	0.03%	82,902	6	0.03%
Money markets	125,193	71	0.23%	102,473	53	0.21%
Time deposits	6,948	2	0.11%	8,682	10	0.49%
Wholesale deposits	186,421	2,017	4.39%	173,493	96	0.22%
Total interest-bearing deposits	388,853	2,096	2.19%	367,839	165	0.18%
Overnight fed funds purchased	46,735	543	4.71%	95,700	62	0.26%
Subordinated debentures	19,523	354	7.34%	74,040	1,002	5.49%
Other borrowings	15,283	289	7.68%	17,874	148	3.35%
Total borrowings	81,541	1,186	5.90%	187,614	1,212	2.62%
Total interest-bearing liabilities	470,394	3,282	2.83%	555,453	1,377	1.01%
Noninterest-bearing deposits	5,997,739	—	—%	6,311,583	—	—%
Total deposits and interest-bearing liabilities	6,468,133	$3,282	0.21%	6,867,036	$1,377	0.08%
Other noninterest-bearing liabilities	191,360			213,982
Total liabilities	6,659,493			7,081,018
Shareholders' equity	670,445			815,550
Total liabilities and shareholders' equity	$7,329,938			$7,896,568
Net interest income and net interest rate spread including noninterest-bearing deposits		$101,405	6.13%		$83,800	4.81%

Net interest margin			6.12%			4.80%
Tax-equivalent effect			0.02%			0.01%
Net interest margin, tax-equivalent(2)			6.14%			4.81%
(1) Tax rate used to arrive at the TEY for the three months ended March 31, 2023 and 2022 was 21%.
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

	Six Months Ended March 31,
	2023			2022
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)
Interest-earning assets:
Cash and fed funds sold	$393,469	$7,559	3.85%	$701,548	$1,280	0.37%
Mortgage-backed securities	1,560,251	20,738	2.67%	1,094,729	9,310	1.71%
Tax exempt investment securities	152,359	1,970	3.28%	198,518	1,723	2.20%
Asset-backed securities	149,055	2,422	3.26%	379,212	2,295	1.21%
Other investment securities	299,905	4,783	3.20%	281,232	2,885	2.06%
Total investments	2,161,570	29,913	2.82%	1,953,691	16,213	1.71%
Commercial finance	3,033,331	118,865	7.86%	2,813,348	97,894	6.98%
Consumer finance	193,157	10,614	11.02%	323,724	14,006	8.68%
Tax services	234,619	10,612	9.07%	310,805	13,073	8.44%
Warehouse finance	305,724	12,184	7.99%	455,271	14,077	6.20%
Community banking	—	—	—%	69,707	1,525	4.39%
Total loans and leases	3,766,831	152,275	8.11%	3,972,855	140,575	7.10%
Total interest-earning assets	6,321,870	$189,747	6.04%	6,628,094	$158,068	4.80%
Noninterest-earning assets	600,676			827,143
Total assets	$6,922,546			$7,455,237

Interest-bearing liabilities:
Interest-bearing checking	$358	$1	0.33%	$339	$1	0.32%
Savings	66,275	12	0.04%	81,822	11	0.03%
Money markets	132,108	148	0.23%	88,921	105	0.24%
Time deposits	7,075	4	0.11%	8,651	25	0.58%
Wholesale deposits	95,074	2,073	4.37%	119,855	164	0.28%
Total interest-bearing deposits	300,890	2,238	1.49%	299,588	306	0.21%
Overnight fed funds purchased	35,638	787	4.43%	47,490	63	0.26%
Subordinated debentures	19,558	711	7.28%	74,017	1,987	5.38%
Other borrowings	15,553	549	7.09%	18,259	299	3.28%
Total borrowings	70,749	2,047	5.80%	139,766	2,349	3.37%
Total interest-bearing liabilities	371,639	4,285	2.31%	439,354	2,655	1.21%
Noninterest-bearing deposits	5,706,615	—	—%	5,996,650	—	—%
Total deposits and interest-bearing liabilities	6,078,254	$4,285	0.14%	6,436,004	$2,655	0.08%
Other noninterest-bearing liabilities	185,005			198,278
Total liabilities	6,263,259			6,634,282
Shareholders' equity	659,287			820,955
Total liabilities and shareholders' equity	$6,922,546			$7,455,237
Net interest income and net interest rate spread including noninterest-bearing deposits		$185,462	5.89%		$155,413	4.72%

Net interest margin			5.88%			4.70%
Tax-equivalent effect			0.02%			0.02%
Net interest margin, tax-equivalent(2)			5.90%			4.72%
(1) Tax rate used to arrive at the TEY for the six months ended March 31, 2023 and 2022 was 21%.
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

Provision for Credit Losses
The Company recognized a provision for credit losses of $36.8 million and $46.5 million for the three and six months ended March 31, 2023, compared to $32.3 million and $32.5 million for the comparable period in the prior fiscal year. The increase in provision for credit losses during the current quarter compared to the prior fiscal year period was primarily driven by increases in the commercial finance portfolio and the seasonal tax services portfolio. Net charge-offs were $5.0 million for the quarter ended March 31, 2023, compared to $11.2 million for the quarter ended March 31, 2022. Net charge-offs attributable to the commercial finance and consumer finance portfolios for the current quarter were $5.9 million and $0.2 million, respectively, while a recovery of $1.1 million was recognized in the tax services portfolio.

Noninterest Income
Fiscal 2023 second quarter noninterest income increased to $127.0 million, compared to $109.8 million for the same period of the prior fiscal year. The increase was primarily attributable to increases in card and deposit fees, rental income, tax product fee income, and other income. The period-over-period increase was partially offset by reductions in gain (loss) on sale of other and gain on sale of investments.

Included in gain (loss) on sale of other during the quarter, was a $2.0 million loss on the disposal of mobile solar generators in connection with legacy solar transactions.

The increase in card and deposit fee income was primarily from servicing fee income on off-balance sheet deposits, which totaled $18.2 million during the 2023 fiscal second quarter, as compared to $12.9 million for the fiscal quarter ended December 31, 2022 and an insignificant amount for the fiscal quarter ended March 31, 2022.

Noninterest income for the six months ended March 31, 2023 decreased to $192.8 million from $196.4 million for the same period of the prior fiscal year.

Noninterest Expense
Noninterest expense increased 23% to $127.1 million for the fiscal 2023 second quarter, from $103.2 million for the same quarter last year. The increase was primarily attributable to increases in card processing expense, operating lease equipment depreciation, compensation expense, total tax services expense, and impairment expense. The period-over-period increase was partially offset by decreases in legal and consulting expense, amortization expense, and other expense. The increase in operating lease equipment depreciation was due to $4.8 million of accelerated depreciation on mobile solar generators in connection with the aforementioned legacy solar transactions. During the second quarter of fiscal year 2023, the Company recognized $0.5 million of impairment expense related to its Pathward Venture Capital business.

The card processing expense increase was due to structured agreements with BaaS partners. The amount of expense paid under those agreements is based on an agreed upon rate index that varies depending on the deposit levels, floor rates, market conditions, and other performance conditions. Generally, this rate index averages between 50% to 85% of the EFFR and reprices immediately upon a change in the EFFR. Approximately 47% of the deposit portfolio was subject to these higher card processing expenses. For the fiscal quarter ended March 31, 2023, card processing expenses related to these structured agreements were $20.4 million, as compared to $14.0 million for the fiscal quarter ended December 31, 2022 and $0.2 million for the fiscal quarter ended March 31, 2022.

Noninterest expense for the six months ended March 31, 2023 increased to $232.2 million from $185.6 million for the same period of the prior fiscal year.

Income Tax Expense
The Company recorded an income tax expense of $9.2 million, representing an effective tax rate of 14.2%, for the fiscal 2023 second quarter, compared to income tax expense of $8.0 million, representing an effective tax rate of 13.8%, for the second quarter last year. The current quarter increase in income tax expense was primarily due to increased earnings.

The Company originated $18.1 million in renewable energy leases during the fiscal 2023 second quarter, resulting in $4.9 million in total net investment tax credits. During the second quarter of fiscal 2022, the Company originated $1.3 million in renewable energy leases resulting in $0.3 million in total net investment tax credits. Investment tax credits related to renewable energy leases are recognized ratably based on income throughout each fiscal year. For the six months ended March 31, 2023, the Company originated $29.5 million in renewable energy leases, compared to $22.5 million for the comparable prior year period. The timing and impact of future renewable energy tax credits are expected to vary from period to period, and the Company intends to undertake only those tax credit opportunities that meet the Company's underwriting and return criteria.

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

The Company believes that the level of allowance for credit losses at March 31, 2023 was appropriate and reflected probable losses related to these loans and leases; however, there can be no assurance that all loans and leases will be fully collectible or that the present level of the allowance will be adequate in the future. See the section below titled “Allowance for Credit Losses” for further information.

The table below sets forth the amounts and categories of the Company's nonperforming assets.

(Dollars in thousands)	March 31, 2023	September 30, 2022
Nonperforming Loans and Leases
Nonaccruing loans and leases:
Commercial finance	$19,585	$13,375
Total nonaccruing loans and leases	19,585	13,375

Accruing loans and leases delinquent 90 days or more:
Commercial finance	5,724	4,142
Consumer finance	3,217	2,793
Tax services(1)	—	8,873
Total accruing loans and leases delinquent 90 days or more	8,941	15,808
Total nonperforming loans and leases	28,526	29,183

Other Assets
Nonperforming operating leases	1,549	1,736

Foreclosed and repossessed assets:
Commercial finance	—	1
Total foreclosed and repossessed assets	—	1

Total other assets	1,549	1,737
Total nonperforming assets	$30,075	$30,920
Total as a percentage of total assets	0.44%	0.46%
(1) Certain tax services loans do not bear interest.

The Company's nonperforming loans and leases at March 31, 2023 were $28.5 million, representing 0.76% of total gross loans and leases, compared to $29.2 million, or 0.82% of total gross loans and leases at September 30, 2022. The decrease in the nonperforming assets as a percentage of total assets at March 31, 2023 compared to September 30, 2022, was driven by a decrease in the tax services portfolio partially offset by an increase in the commercial finance portfolio.

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

On the basis of management’s review of its loans, leases, and other assets, at March 31, 2023, the Company had classified loans and leases of $230.0 million as substandard, $5.7 million as doubtful and none as loss. At September 30, 2022, the Company classified loans and leases of $203.7 million as substandard, $4.0 million as doubtful and none as loss.

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

The Company's ACL totaled $84.3 million at March 31, 2023, an increase compared to $45.9 million at September 30, 2022. The increase in the ACL at March 31, 2023, when compared to September 30, 2022, was primarily due to a $33.1 million increase in the seasonal tax services loan portfolio, a $3.7 million increase in the commercial finance portfolio, and a $1.5 million increase in the consumer finance portfolio.

The following table presents the Company's ACL as a percentage of its total loans and leases.

	As of the Period Ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Commercial finance	1.53%	1.62%	1.46%	1.56%	1.66%
Consumer finance	1.99%	1.54%	0.86%	2.44%	3.18%
Tax services	53.77%	2.01%	0.05%	54.29%	35.76%
Warehouse finance	0.10%	0.10%	0.10%	0.10%	0.10%
Total loans and leases	2.27%	1.50%	1.30%	2.04%	2.38%
Total loans and leases excluding tax services	1.40%	1.50%	1.30%	1.44%	1.59%

The Company's ACL as a percentage of total loans and leases increased to 2.27% at March 31, 2023 from 1.50% at December 31, 2022 and from 1.30% at September 30, 2022. The increase in the total loans and leases coverage ratio was primarily driven by the seasonal tax services portfolio, and to a lesser extent the consumer finance portfolio. The increase in the consumer finance coverage ratio was related to seasonal activity. The Company expects to continue to diligently monitor the ACL and adjust as necessary in future periods to maintain an appropriate and supportable level.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within these financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Management has identified its critical accounting policies, which are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations. These policies involve complex and subjective decisions and assessments. Some of these estimates may be uncertain at the time they are made, could change from period to period, and could have a material impact on the financial statements. A discussion of the Company’s critical accounting policies and estimates can be found in the Company's Annual Report on Form 10-K for the year ended September 30, 2022. There were no significant changes to these critical accounting policies and estimates during the first six months of fiscal 2023.

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

At March 31, 2023, the Company had unfunded loan and lease commitments of $1.61 billion. Management believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs. The liquidity sources as of March 31, 2023 include nearly $2 billion in off-balance sheet deposits and $433 million in cash and cash equivalents. When factoring in additional resources, such as the Federal Home Loan Bank, the Fed Discount Window and other unsecured funding and wholesale options, the Company has over $4 billion in total available liquidity options as of March 31, 2023.

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

The Capital Rules require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined). At March 31, 2023, both the Company and the Bank exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements. The Company and the Bank took the AOCI opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.

The tables below include certain non-GAAP financial measures that are used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies. Management reviews these measures along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and corresponding reconciliation to total equity. The decrease in Tier 1 leverage capital ratio for the period is the result of higher quarterly average assets related to its seasonal tax business. Regulatory Capital is not affected by the unrealized loss on AOCI. The securities portfolio is primarily comprised of amortizing securities that should provide consistent cash flow. The Company does not intend to sell these securities, or recognize the unrealized losses on its income statement, to fund future loan growth.

At March 31, 2023	Company	Bank	Minimum to be Adequately Capitalized Under Prompt Corrective Action Provisions	Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
Tier 1 leverage capital ratio	7.53%	7.79%	4.00%	5.00%
Common equity Tier 1 capital ratio	12.05	12.77	4.50	6.50
Tier 1 capital ratio	12.35	12.77	6.00	8.00
Total capital ratio	14.06	14.03	8.00	10.00

The following table provides a reconciliation of the amounts included in the table above for the Company.

(Dollars in thousands)	Standardized Approach(1) March 31, 2023
Total stockholders' equity	$673,244
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	298,390
LESS: Certain other intangible assets	23,553
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	13,219
LESS: Net unrealized gains (losses) on available for sale securities	(186,796)
LESS: Noncontrolling interest	(551)
ADD: Adoption of Accounting Standards Update 2016-13	2,017
Common Equity Tier 1(1)	527,446
Long-term borrowings and other instruments qualifying as Tier 1	13,661
Tier 1 minority interest not included in common equity Tier 1 capital	(404)
Total Tier 1 capital	540,703
Allowance for credit losses	55,058
Subordinated debentures, net of issuance costs	19,540
Total capital	$615,301
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

(Dollars in thousands)	At March 31, 2023
Total stockholders' equity	$673,244
LESS: Goodwill	309,505
LESS: Intangible assets	22,998
Tangible common equity	340,741
LESS: AOCI	(187,829)
Tangible common equity excluding AOCI	$528,570

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

CONTRACTUAL OBLIGATIONS

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations" in the Company’s Annual Report on Form 10-K for its fiscal year ended September 30, 2022 for a summary of our contractual obligations as of September 30, 2022. There were no material changes outside the ordinary course of our business in contractual obligations from September 30, 2022 through March 31, 2023.

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

The Company monitors and measures its exposure to changes in interest rates in order to comply with applicable government regulations and risk policies established by the Board of Directors, and in order to preserve stockholder value. In monitoring interest rate risk, the Company analyzes assets and liabilities based on characteristics including size, coupon rate, repricing frequency, maturity date, likelihood of prepayment, and deposit behaviors.

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

Interest Rate Risk (“IRR”)

Overview. The Company actively manages interest rate risk, as changes in market interest rates can have a significant impact on reported earnings. The Company's interest rate risk analysis is designed to compare income and economic valuation simulations in market scenarios designed to alter the direction, magnitude and speed of interest rate changes, as well as the slope of the yield curve. This analysis may not represent all impacts driven by changes in the interest rate environment, such as certain other card fee income and expense line items. The Company does not currently engage in trading activities to control interest rate risk although it may do so in the future, if deemed necessary, to help manage interest rate risk.

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

The EAR analysis used in the following table reflects the required analysis used no less than quarterly by management. It models basis point parallel shifts in market interest rates over the next one-year period. The following table shows the results of the scenarios as of March 31, 2023:

Net Sensitive Earnings at Risk
		Change in Interest Income/Expense for a given change in interest rates
		Over/(Under) Base Case Parallel Shift
(Dollars in Thousands)	Book Value	-200	-100	Base	+100	+200	+300	+400
Total interest-sensitive income	6,044,564	350,786	374,488	397,965	420,882	443,793	466,689	489,685
Total interest-sensitive expense	264,407	4,397	6,010	7,993	10,523	13,050	15,677	18,233
Net interest-sensitive income		346,389	368,478	389,972	410,359	430,743	451,012	471,452

Percentage change from base		-11.2%	-5.5%	—%	5.2%	10.5%	15.7%	20.9%

The EAR analysis reported at March 31, 2023, shows that total interest-sensitive income will change more rapidly than total interest-sensitive expense over the next year. IRR is a snapshot in time. The Company’s business and deposits are predictably cyclical on a weekly, monthly and yearly basis. The Company’s static IRR results could vary depending on which day of the week the month ends, primarily related to payroll processing and timing of when certain programs are prefunded and when the funds are received.
Under EVE analysis, the economic value of financial assets, liabilities and off-balance sheet instruments is derived under each rate scenario. The economic value of equity is calculated as the difference between the estimated market value of assets and liabilities, net of the impact of off-balance sheet instruments.
The EVE analysis used in the following table reflects the required analysis used no less than quarterly by management. It models immediate basis point parallel shifts in market interest rates. The following table shows the results of the scenarios as March 31, 2023:

Economic Value Sensitivity
	Standard (Parallel Shift)
	Economic Value of Equity at Risk %
	-200	-100	+100	+200	+300	+400
Percentage change from base	-9.0%	-3.5%	2.5%	4.4%	6.1%	8.0%

The EVE at risk reported at March 31, 2023 shows that the economic value of equity position is expected to benefit from rising interest rates due to the large amount of noninterest-bearing funding.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management evaluated the Company's disclosure controls and procedures. The evaluation was performed under the direction of the Company's Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of March 31, 2023, of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2023, the Company’s disclosure controls and procedures were not designed effectively to ensure timely alerting of material information relating to the Company required to be included in the Company's periodic SEC filings.

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

For the loan system identified with inappropriate system access in fiscal third quarter of 2022, management removed access for the individuals that had inappropriate access and performed testing of disbursements during the impacted period and did not identify any instances where the segregation of the disbursement over initiation and approval was not maintained. In May 2022, management also implemented an IT application control to identify instances where the initiator and approver are the same to prevent disbursement from occurring.

The Company is in the midst of undergoing a broader risk assessment and other remediation actions and ongoing monitoring activities, across all material applications, and is on track with the stated project plan. These remediation steps will strengthen the control environment surrounding user access controls.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Based on this evaluation, management concluded that, as of the end of the period covered by this report, there were changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) that were reported in the prior fiscal year that are still under remediation and continue during the fiscal third quarter to which this report relates that could have materially affected the Company’s internal controls over financial reporting, as described above.

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

Item 1A. Risk Factors.

A description of our risk factors can be found in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. There were no material changes to those risk factors during the six months ended March 31, 2023, except that the following risk factors are hereby updated or added:

Our business could suffer if consumer behaviors, or other factors, in connection with the use of prepaid cards change, or there are adverse developments with respect to the prepaid financial services industry in general.

As the prepaid financial services industry evolves, consumers may either find prepaid financial services to be less attractive than other financial services or may change the way in which they utilize the service prepaid cards provide. Consumers might not use prepaid financial services for any number of reasons. For example, negative publicity surrounding us or other prepaid financial service providers could impact the Payments business and prospects for growth to the extent it adversely impacts the perception of prepaid financial services. Consumer spend behaviors could increase or decrease, or become more difficult to accurately predict, thereby impacting operating revenues and/or expenses of the Company. Growth of prepaid financial services as an electronic payment mechanism may not occur or may occur more slowly than estimated. These factors could have a material adverse effect on our financial condition and results of operations.

The loss or transition of key members of our senior management team or key employees in the Bank's divisions, or our inability to attract and retain qualified personnel, could adversely affect our business.

We believe that our success depends largely on the efforts and abilities of our senior executive management team and other key employees. Their experience and industry contacts significantly benefit us. Our future success also depends in part on our ability to attract, retain and motivate key management and operating personnel. We completed a Chief Executive Officer and Chief Operating Officer transition in October 2021 and announced a Chief Financial Officer transition in October 2022 that would have been effective April 30, 2023. This transition has been extended as the Company commenced a search for a successor on March 27, 2023, after announcing the Deputy Chief Financial Officer will no longer be succeeding the Chief Financial Officer. Management transitions may create uncertainty and involve a diversion of resources and management attention, be disruptive to our daily operations or impact public or market perception, any of which could negatively impact our ability to operate effectively or execute our strategies and result in a material adverse impact on our business, financial condition, results of operations or cash flows.

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

Adverse developments or concerns affecting the financial services industry in general or specific financial institutions, such as the recent bank closures and other developments in the United States banking industry could adversely affect our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar events, have in the past and may in the future lead to erosion of customer confidence in the banking system, deposit volatility, liquidity issues, stock price volatility, and other adverse developments. For example, the recent closures of Silicon Valley Bank ("SVB") and Signature Bank has led to disruption and volatility, including deposit outflows and increased need for liquidity, at certain banks. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, it is not certain that the Federal Reserve or FDIC will treat future bank failures similarly. On May 1, 2023, First Republic Bank was also closed by its primary state regulator, which appointed the FDIC as receiver, and the FDIC announced that JP Morgan Chase Bank, National Association agreed to assume all of First Republic Bank's deposits and substantially all of its assets with an estimated cost to the Deposit Insurance Fund of approximately $13 billion.

Similarly, inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Any sale of investment securities that are held in an unrealized loss position by financial institutions for liquidity or other purposes will cause actual losses to be realized. There can be no assurance that there will not be additional bank failures or issues such as liquidity concerns in the broader financial services industry or in the U.S. financial system as a whole. Adverse financial market and economic conditions can exert downward pressure on stock prices, security prices, and credit availability for financial institutions without regard to their underlying financial strength. The volatility and economic disruption resulting from the failures of SVB and Signature Bank have particularly impacted the price of securities issued by financial institutions, including us.

While we did not experience any abnormal changes in our total outstanding deposit balances following the recent bank closures and related events, we experienced changes in deposit balances resulting from typical seasonal fluctuations due to the nature of our business. While our deposit base primarily consists of millions of retail cards and other small dollar accounts with an average balance less than $1,000 and we maintain a liquidity position with numerous funding options available totaling over $4.0 billion as of March 31, 2023, we cannot be assured that unusual deposit withdrawal activity will not affect banks generally in the future or us in particular. Continued uncertainty regarding or worsening of the severity or duration of the volatility in the banking industry could also adversely impact our estimate of our allowance for credit losses and related provision for credit losses. In connection with the recent bank closures, the United States federal bank regulators announced that losses to support uninsured deposits of the closed banks would be recovered via a special assessment on banks, which along with related costs to the Deposit Insurance Fund could led to an increase in our deposit insurance assessments.

Any of these impacts, or any other impacts resulting from the events described above, could have a material adverse effect on our liquidity and our current and/or projected business operations and financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities.

The Company's Board of Directors authorized a 6,000,000 share repurchase program on September 3, 2021 that was publicly announced on September 7, 2021 and is scheduled to expire on September 30, 2024. The table below sets forth information regarding repurchases of our common stock during the fiscal 2023 second quarter.

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(1)(2)	Total Number Of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number Of Shares that may yet be Purchased Under the Plans or Programs
January 1 to 31	637,800	$46.23	637,800	3,003,183
February 1 to 28	205,435	50.91	203,100	2,800,083
March 1 to 31	331,800	47.34	331,800	2,468,283
Total	1,175,035		1,172,700
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

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Condensed Consolidated Statements of Financial Condition, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements, tagged in summary and in detail.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

PATHWARD FINANCIAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATHWARD FINANCIAL, INC.

Date: May 9, 2023	By:	/s/ Brett L. Pharr
Brett L. Pharr,
Chief Executive Officer and Director

Date: May 9, 2023	By:	/s/ Glen W. Herrick
Glen W. Herrick,
Executive Vice President and Chief Financial Officer