Form 10-Q
period 2023-06-30
PATHWARD FINANCIAL, INC.
filed 2023-08-08
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at August 2, 2023:
Common Stock, $.01 par value	26,225,563	Shares
Nonvoting Common Stock, $.01 par value	0	Nonvoting shares

PATHWARD FINANCIAL, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	June 30, 2023	September 30, 2022
ASSETS	(Unaudited)	(Audited)
Cash and cash equivalents	$515,271	$388,038
Securities available for sale, at fair value	1,914,271	1,882,869
Securities held to maturity, at amortized cost (fair value $33,670 and $38,171, respectively)	37,725	41,682
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	30,890	28,812
Loans held for sale	87,351	21,071
Loans and leases	4,072,899	3,536,305
Allowance for credit losses	(81,916)	(45,947)
Accrued interest receivable	22,332	17,979
Premises, furniture, and equipment, net	38,601	41,710
Rental equipment, net	224,212	204,371
Goodwill and intangible assets	331,335	335,196
Other assets	265,654	295,324
Total assets	$7,458,625	$6,747,410

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$6,306,976	$5,866,037
Short-term borrowings	230,000	—
Long-term borrowings	34,178	36,028
Accrued expenses and other liabilities	209,750	200,205
Total liabilities	6,780,904	6,102,270

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued, none outstanding at June 30, 2023 and September 30, 2022, respectively	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 26,688,951 and 28,878,177 shares issued, 26,539,272 and 28,788,124 shares outstanding at June 30, 2023 and September 30, 2022, respectively	266	288
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at June 30, 2023 and September 30, 2022, respectively	—	—
Additional paid-in capital	625,825	617,403
Retained earnings	267,100	245,394
Accumulated other comprehensive loss	(207,896)	(213,080)
Treasury stock, at cost, 149,679 and 90,053 common shares at June 30, 2023 and September 30, 2022, respectively	(6,943)	(4,835)
Total equity attributable to parent	678,352	645,170
Noncontrolling interest	(631)	(30)
Total stockholders’ equity	677,721	645,140
Total liabilities and stockholders’ equity	$7,458,625	$6,747,410
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Interest and dividend income:
Loans and leases, including fees	$81,242	$62,541	$233,517	$203,115
Mortgage-backed securities	10,234	7,381	30,972	16,690
Other investments	7,870	3,984	24,604	12,169
	99,346	73,906	289,093	231,974
Interest expense:
Deposits	164	94	2,402	400
FHLB advances and other borrowings	1,717	1,661	3,764	4,010
	1,881	1,755	6,166	4,410

Net interest income	97,465	72,151	282,927	227,564

Provision for (reversal of) credit losses	1,773	(1,302)	48,312	31,186

Net interest income after provision for credit losses	95,692	73,453	234,615	196,378

Noninterest income:
Refund transfer product fees	8,262	10,289	39,144	38,674
Refund advance fee income	(927)	(20)	37,685	40,513
Card and deposit fees	39,708	24,935	119,513	76,825
Rental income	13,980	12,082	39,628	34,534
Gain on sale of securities	9	198	91	595
Gain on sale of trademarks	—	—	10,000	50,000
Gain (loss) on sale of other	812	1,239	566	(1,601)
Other income	5,889	5,271	13,921	10,811
Total noninterest income	67,733	53,994	260,548	250,351

Noninterest expense:
Compensation and benefits	47,402	45,091	137,966	128,364
Refund transfer product expense	1,727	2,457	9,695	8,855
Refund advance expense	239	(29)	1,869	2,156
Card processing	26,342	8,438	75,949	23,067
Occupancy and equipment expense	8,595	8,996	25,417	25,845
Operating lease equipment depreciation	10,517	9,145	34,864	26,331
Legal and consulting	5,089	11,724	19,469	27,279
Intangible amortization	1,168	1,532	3,861	5,188
Impairment expense	2,749	670	3,273	670
Other expense	10,750	8,626	34,410	34,491
Total noninterest expense	114,578	96,650	346,773	282,246

Income before income tax expense	48,847	30,797	148,390	164,483

Income tax expense	3,243	6,958	18,996	29,236

Net income before noncontrolling interest	45,604	23,839	129,394	135,247
Net income attributable to noncontrolling interest	508	1,448	1,685	2,281
Net income attributable to parent	$45,096	$22,391	$127,709	$132,966

Earnings per common share:
Basic	$1.69	$0.76	$4.63	$4.44
Diluted	$1.68	$0.76	$4.62	$4.44
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Net income before noncontrolling interest	$45,604	$23,839	$129,394	$135,247

Other comprehensive income (loss):
Change in net unrealized gain (loss) on debt securities	(26,664)	(81,841)	6,574	(184,614)
Net (gain) realized on investment securities	(9)	(198)	(91)	(595)
	(26,673)	(82,039)	6,483	(185,209)
Unrealized gain (loss) on currency translation	495	(520)	942	(311)
Deferred income tax effect	(6,111)	(20,526)	2,241	(46,514)
Total other comprehensive income (loss)	(20,067)	(62,033)	5,184	(139,006)
Total comprehensive income (loss)	25,537	(38,194)	134,578	(3,759)
Total comprehensive income attributable to noncontrolling interest	508	1,448	1,685	2,281
Comprehensive income (loss) attributable to parent	$25,029	$(39,642)	$132,893	$(6,040)
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(Dollars in thousands, except per share data)	Pathward Financial, Inc.
Three Months Ended June 30, 2023	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Pathward Financial Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
Balance, March 31, 2023	$271	$623,250	$245,046	$(187,829)	$(6,943)	$673,795	$(551)	$673,244
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,327)	—	—	(1,327)	—	(1,327)
Repurchases of common stock	(5)	5	(21,715)	—	—	(21,715)	—	(21,715)
Stock compensation	—	2,570	—	—	—	2,570	—	2,570
Total other comprehensive (loss)	—	—	—	(20,067)	—	(20,067)	—	(20,067)
Net income	—	—	45,096	—	—	45,096	508	45,604
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(588)	(588)
Balance, June 30, 2023	$266	$625,825	$267,100	$(207,896)	$(6,943)	$678,352	$(631)	$677,721

Three Months Ended June 30, 2022
Balance, March 31, 2022	$294	$612,917	$223,760	$(69,374)	$(4,513)	$763,084	$322	$763,406
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,465)	—	—	(1,465)	—	(1,465)
Repurchases of common stock	—	—	—	—	(110)	(110)	—	(110)
Stock compensation	—	2,242	—	—	—	2,242	—	2,242
Total other comprehensive (loss)	—	—	—	(62,033)	—	(62,033)	—	(62,033)
Net income	—	—	22,391	—	—	22,391	1,448	23,839
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(1,105)	(1,105)
Balance, June 30, 2022	$294	$615,159	$244,686	$(131,407)	$(4,623)	$724,109	$665	$724,774

(Dollars in thousands, except per share data)	Pathward Financial, Inc.
Nine Months Ended June 30, 2023	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Pathward Financial Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
Balance, September 30, 2022	$288	$617,403	$245,394	$(213,080)	$(4,835)	$645,170	$(30)	$645,140
Cash dividends declared on common stock ($0.15 per share)	—	—	(4,115)	—	—	(4,115)	—	(4,115)
Issuance of common stock due to restricted stock	1	—	—	—	—	1	—	1
Repurchases of common stock	(23)	23	(101,888)	—	(2,108)	(103,996)	—	(103,996)
Stock compensation	—	8,399	—	—	—	8,399	—	8,399
Total other comprehensive income	—	—	—	5,184	—	5,184	—	5,184
Net income	—	—	127,709	—	—	127,709	1,685	129,394
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(2,286)	(2,286)
Balance, June 30, 2023	$266	$625,825	$267,100	$(207,896)	$(6,943)	$678,352	$(631)	$677,721

Nine Months Ended June 30, 2022
Balance, September 30, 2021	$317	$604,484	$259,189	$7,599	$(860)	$870,729	$1,155	$871,884
Cash dividends declared on common stock ($0.15 per share)	—	—	(4,469)	—	—	(4,469)	—	(4,469)
Issuance of common stock due to restricted stock	1	—	—	—	—	1	—	1
Issuance of common stock due to ESOP	1	2,885	—	—	—	2,886	—	2,886
Repurchases of common stock	(25)	25	(143,000)	—	(3,763)	(146,763)	—	(146,763)
Stock compensation	—	7,765	—	—	—	7,765	—	7,765
Total other comprehensive (loss)	—	—	—	(139,006)	—	(139,006)	—	(139,006)
Net income	—	—	132,966	—	—	132,966	2,281	135,247
Net investment by (distribution to) noncontrolling interests	—	—	—	—	—	—	(2,771)	(2,771)
Balance, June 30, 2022	$294	$615,159	$244,686	$(131,407)	$(4,623)	$724,109	$665	$724,774
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30,
(Dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income before noncontrolling interest	$129,394	$135,247
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	49,506	47,193
Provision for credit losses	48,312	31,186
Provision for deferred taxes	4,895	18,517
Originations of loans held for sale	(941,502)	(769,672)
Proceeds from sales of loans held for sale	870,132	898,442
Net change in loans held for sale	5,456	12,568
Net realized (gain) on securities available for sale	—	(161)
Net realized (gain) loss on loans held for sale	(235)	3,933
Net realized loss on premise, furniture, and equipment	—	45
Net realized (gain) on lease receivables and equipment	(335)	(2,180)
Net realized (gain) on trademarks	(10,000)	(50,000)
Net realized (gain) on other assets	(91)	(434)
Impairment on rental equipment	24	—
Impairment of intangibles	—	670
Net change in accrued interest receivable	(4,353)	(564)
Net change in other assets	22,528	(8,959)
Net change in accrued expenses and other liabilities	6,519	(36,577)
Stock compensation	8,399	7,765
Net cash provided by operating activities	188,649	287,019

Cash flows from investing activities:
Purchases of securities available for sale	(150,751)	(689,515)
Proceeds from sales of securities available for sale	—	244,305
Proceeds from maturities of and principal collected on securities available for sale	127,071	264,808
Proceeds from maturities of and principal collected on securities held to maturity	3,758	12,189
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(206,104)	(134,293)
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	204,026	133,880
Purchases of loans and leases	(197,549)	(108,570)
Proceeds from sales of loans and leases	—	45,784
Net change in loans and leases	(42,484)	35,462
Purchases of premises, furniture, and equipment	(4,973)	(5,860)
Proceeds from sales of premises, furniture, and equipment	—	35
Purchases of rental equipment	(373,063)	(270,262)
Proceeds from sales of rental equipment	9,373	8,236
Net change in rental equipment	(279)	(1,879)
Proceeds from sales of foreclosed real estate and repossessed assets	1	1,814
Proceeds from sale of trademarks	10,000	50,000
Proceeds from sale of other assets	—	2,925
Net cash (used in) investing activities	(620,974)	(410,941)

Cash flows from financing activities:
Net change in deposits	440,939	195,828
Net change in short-term borrowings	230,000	—
Redemption of long-term borrowings	—	(75,000)
Principal payments on capital lease obligations	—	(75)
Principal payments on other liabilities	(1,416)	(2,163)
Proceeds from other liabilities	—	—
Payment of debt issuance costs	(511)	—
Dividends paid on common stock	(4,115)	(4,469)
Issuance of common stock due to restricted stock	1	1
Issuance of common stock due to ESOP	—	2,886
Repurchases of common stock	(103,996)	(146,763)
Distributions to noncontrolling interest	(2,286)	(2,771)
Net cash provided by (used in) financing activities	558,616	(32,526)

Effect of exchange rate changes on cash	942	(311)

Net change in cash and cash equivalents	127,233	(156,759)

Cash and cash equivalents at beginning of fiscal year	388,038	314,019
Cash and cash equivalents at end of fiscal period	$515,271	$157,260

	Nine Months Ended June 30,
(Dollars in thousands)	2023	2022
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,556	$4,779
Income taxes	11,260	10,898
Franchise taxes	200	200
Other taxes	449	516
Supplemental schedule of non-cash investing activities:
Purchases/sales of securities accrued, not settled
Trade Date Purchases - AFS	3,026	101,993
Transfers
Held for sale to loans and leases	158	14,731
Loans and leases to held for sale	—	169,045
Loans and leases to rental equipment	2,168	3,393
Rental equipment to loan and leases	311,278	233,634
Recognition of operating lease ROU assets, net of measurements	—	389
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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three and nine months ended June 30, 2023 are not necessarily indicative of the results expected for the fiscal year ending September 30, 2023.

Certain prior fiscal year amounts have been reclassified to conform to the current year financial statement presentation. These changes and reclassifications did not impact previously reported net income or comprehensive income.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED ACCOUNTING STANDARDS UPDATES ("ASU")

Significant accounting policies in effect and disclosed within the Company’s most recent audited consolidated financial statements as of September 30, 2022 remain substantially unchanged, except for the following:

PRINCIPLES OF CONSOLIDATION
The Consolidated Financial Statements include the accounts of Pathward Financial, Inc. ("Pathward Financial" or the “Company” or "us"), a registered bank holding company located in Sioux Falls, South Dakota, and its wholly-owned subsidiaries. The Company's subsidiaries include Pathward®, National Association ("Pathward®, N.A." or "Pathward" or "the “Bank”), a national bank whose primary federal regulator is the Office of the Comptroller of the Currency (the "OCC"), and Pathward Venture Capital, LLC, a wholly-owned service corporation subsidiary of Pathward, N.A. which invests in companies in the financial services industry. All significant intercompany balances and transactions have been eliminated. The Company also owns 100% of First Midwest Financial Capital Trust I (the “Trust”), which was formed in July 2001 for the purpose of issuing trust preferred securities, and Crestmark Capital Trust I, which was acquired from the Crestmark Acquisition in August 2018. The Trust and Crestmark Capital Trust I are not included in the Consolidated Financial Statements of the Company.

In addition, the Company is a variable interest holder in certain entities in which the equity holders do not have the characteristics of a controlling financial interest or where the entity does not have enough equity at risk to finance its activities without additional subordinated financial support (referred to as variable interest entities or "VIEs"). The Company's variable interest arises from contractual ownership or other monetary interests that change with fluctuations in the VIE's net asset value. The primary beneficiary is the entity which has both: (1) the power to direct the activities of the VIE that most significantly impacts the VIE's economic performance, and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. To determine whether or not a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of the Company's involvement with the VIE. Further, the Company assesses whether or not the Company is the primary beneficiary of a VIE on an ongoing basis. If the determination is made that the Company is the primary beneficiary, then that entity is included in the Consolidated Financial Statements.

Noncontrolling interests represent the portion of net income and equity attributable to third-party owners of consolidated subsidiaries that are not wholly-owned by Pathward Financial. All of the Company's noncontrolling interests relate to the Company's Commercial Finance business line.

Variable Interest Entities
In the normal course of business, the Company enters into off-balance sheet transactions with special purpose entities ("SPEs"), which can be structured as corporations, trusts, limited liability companies, or partnerships and are established for a limited purpose. Currently, the Company utilizes a SPE facility for certain term lending products within the Company's Commercial Finance business line. The Company participated in the structuring of the SPE, has a minority ownership interest in the SPE, and acts as servicer for the SPE in exchange for a servicing fee. Pathward is not the primary beneficiary of the SPE as our risk of loss or right to benefits from the SPE are not significant. As of June 30, 2023, there are $9.9 million of commercial term loans held at the SPE, and the Company’s equity investment in the SPE is $0.9 million. The Company’s maximum exposure to loss from the SPE is limited to its equity investment. As of June 30, 2023, there are $3.0 million of commercial term loans classified as held for sale related to this VIE. Additional information on loans transferred during the period is included in Note 5. Loans and Leases, Net.

Loan Servicing and Transfers of Financial Assets
Transfers of loans, portions of loans meeting the definition of a participating interest, and other financial assets are accounted for as sales on the transaction settlement date when control has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been legally isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of such right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through a repurchase agreement or other means. Upon sale, the loans or other financial assets are derecognized from the Company’s Consolidated Statements of Financial Condition. If the transfer does not satisfy the aforementioned control criteria, the transaction is recorded as a secured borrowing with the loans or other financial assets remaining on the Company’s Consolidated Statements of Financial Condition and proceeds recognized as a liability.

The Company sells loan participations, generally without recourse, in both the commercial and consumer segments. The Company also sells commercial Small Business Administration ("SBA") and United States Department of Agriculture ("USDA") loans to third parties, generally without recourse. The Bank generally retains the right to service the sold loans for a fee. If the fee is determined commensurate and customary with market terms, no servicing asset or liability is recorded. Any fee that is above or below market terms results in a servicing asset or liability and is included within Other Assets on the Consolidated Statements of Financial Condition.

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

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt Securities AFS
At June 30, 2023
Corporate securities	$25,000	$—	$(6,250)	$18,750
SBA securities	98,342	—	(7,737)	90,605
Obligations of states and political subdivisions	2,384	—	(73)	2,311
Non-bank qualified obligations of states and political subdivisions	272,818	—	(34,443)	238,375
Asset-backed securities	265,794	—	(11,228)	254,566
Mortgage-backed securities	1,526,300	—	(216,636)	1,309,664
Total debt securities AFS	$2,190,638	$—	$(276,367)	$1,914,271
At September 30, 2022
Corporate securities	$25,000	$—	$(2,813)	$22,187
SBA securities	105,238	—	(7,470)	97,768
Obligations of states and political subdivisions	2,469	—	(125)	2,344
Non-bank qualified obligations of states and political subdivisions	290,754	—	(26,971)	263,783
Asset-backed securities	160,806	—	(13,016)	147,790
Mortgage-backed securities	1,581,452	—	(232,455)	1,348,997
Total debt securities AFS	$2,165,719	$—	$(282,850)	$1,882,869

Debt Securities HTM
At June 30, 2023
Non-bank qualified obligations of states and political subdivisions	$35,450	$—	$(3,822)	$31,628
Mortgage-backed securities	2,275	—	(233)	2,042
Total debt securities HTM	$37,725	$—	$(4,055)	$33,670
At September 30, 2022
Non-bank qualified obligations of states and political subdivisions	$39,093	$—	$(3,190)	$35,903
Mortgage-backed securities	2,589	—	(321)	2,268
Total debt securities HTM	$41,682	$—	$(3,511)	$38,171

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in thousands)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Debt Securities AFS
At June 30, 2023
Corporate securities	$—	$—	$18,750	$(6,250)	$18,750	$(6,250)
SBA securities	39,964	(2,048)	50,641	(5,689)	90,605	(7,737)
Obligations of state and political subdivisions	—	—	2,311	(73)	2,311	(73)
Non-bank qualified obligations of states and political subdivisions	38,703	(2,128)	198,715	(32,315)	237,418	(34,443)
Asset-backed securities	98,655	(1,170)	155,911	(10,058)	254,566	(11,228)
Mortgage-backed securities	284,959	(16,159)	1,021,679	(200,477)	1,306,638	(216,636)
Total debt securities AFS	$462,281	$(21,505)	$1,448,007	$(254,862)	$1,910,288	$(276,367)
At September 30, 2022
Corporate securities	$—	$—	$22,187	$(2,813)	$22,187	$(2,813)
SBA securities	97,767	(7,470)	—	—	97,767	(7,470)
Obligations of state and political subdivisions	2,345	(125)	—	—	2,345	(125)
Non-bank qualified obligations of states and political subdivisions	195,816	(19,743)	67,967	(7,228)	263,783	(26,971)
Asset-backed securities	64,886	(1,838)	82,904	(11,178)	147,790	(13,016)
Mortgage-backed securities	816,657	(106,583)	532,340	(125,872)	1,348,997	(232,455)
Total debt securities AFS	$1,177,471	$(135,759)	$705,398	$(147,091)	$1,882,869	$(282,850)

Debt Securities HTM
At June 30, 2023
Non-bank qualified obligations of states and political subdivisions	$—	$—	$31,628	$(3,822)	$31,628	$(3,822)
Mortgage-backed securities	—	—	2,042	(233)	2,042	(233)
Total debt securities HTM	$—	$—	$33,670	$(4,055)	$33,670	$(4,055)
At September 30, 2022
Non-bank qualified obligations of states and political subdivisions	$3,984	$(300)	$31,919	$(2,890)	$35,903	$(3,190)
Mortgage-backed securities	2,268	(321)	—	—	2,268	(321)
Total debt securities HTM	$6,252	$(621)	$31,919	$(2890)	$38,171	$(3,511)

At June 30, 2023, there were 203 securities AFS in an unrealized loss position. All of the mortgage-backed securities ("MBS") in an unrealized loss position at June 30, 2023 were government guaranteed. Management assessed each investment security with unrealized losses for credit loss and determined substantially all unrealized losses on these securities were due to adverse market conditions and/or changes in interest rates versus credit loss. As part of that assessment, management evaluated and concluded that it is more-likely-than-not that the Company will not be required and does not intend to sell any of the securities prior to recovery of the amortized cost. At June 30, 2023, there was no allowance for credit losses ("ACL") for debt securities AFS.

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

(Dollars in thousands)	At June 30, 2023		At September 30, 2022
Securities AFS at Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,784	$4,728	$718	$715
Due after one year through five years	4,814	4,400	9,921	9,395
Due after five years through ten years	86,500	75,126	89,921	81,819
Due after ten years	568,240	520,353	483,707	441,943
	664,338	604,607	584,267	533,872
Mortgage-backed securities	1,526,300	1,309,664	1,581,452	1,348,997
Total securities AFS, at fair value	$2,190,638	$1,914,271	$2,165,719	$1,882,869

Securities HTM at Fair Value
Due after ten years	$35,450	$31,628	$39,093	$35,903
	35,450	31,628	39,093	35,903
Mortgage-backed securities	2,275	2,042	2,589	2,268
Total securities HTM, at cost	$37,725	$33,670	$41,682	$38,171

Federal Reserve Bank ("FRB") Stock. The Bank is required by federal law to subscribe to capital stock (divided into shares of $100 each) as a member of the FRB of Minneapolis with an amount equal to six per centum of the paid-up capital stock and surplus. One-half of the subscription is paid at time of application, and one-half is subject to call of the Board of Governors of the Federal Reserve System. FRB of Minneapolis stock held by the Bank totaled $19.7 million at June 30, 2023 and September 30, 2022. These equity securities are 'restricted' in that they can only be owned by member banks.

Federal Home Loan Bank ("FHLB") Stock. The Company's borrowings from the FHLB are secured by specific investment securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.

The investments in the FHLB stock are required investments related to the Company's membership in and current borrowings from the FHLB of Des Moines. The investments in the FHLB of Des Moines could be adversely impacted by the financial operations of the FHLB and actions of their regulator, the Federal Housing Finance Agency.

The FHLB stock is carried at cost since it is generally redeemable at par value. The carrying value of the stock held at the FHLB was $11.2 million and $9.1 million at June 30, 2023 and at September 30, 2022, respectively.

These equity securities are ‘restricted’ in that they can only be sold back to the respective institution from which they were acquired or another member institution at par. Therefore, FRB and FHLB stocks are less liquid than other marketable equity securities, and the fair value approximates cost.

Equity Securities. The Company held $3.5 million at June 30, 2023 and $2.9 million at September 30, 2022 in marketable equity securities. The Company recognized $0.2 million and $3.8 million in unrealized losses on marketable equity securities during the nine months ended June 30, 2023 and 2022, respectively, which is attributable to an investee becoming publicly traded during fiscal year 2021. All other marketable equity securities and related activity were insignificant for the nine months ended June 30, 2023 and 2022. No such securities were sold during the nine months ended June 30, 2023.

Non-marketable equity securities with a readily determinable fair value totaled $8.5 million at June 30, 2023 and $7.2 million at September 30, 2022. The Company recognized $0.1 million in unrealized losses and $0.6 million in unrealized gains during the nine months ended June 30, 2023 and 2022, respectively. No such securities were sold during the nine months ended June 30, 2023.

Non-marketable equity securities without readily determinable fair value totaled $15.8 million at June 30, 2023 and $18.2 million at September 30, 2022. There were two such securities were sold during the nine months ended June 30, 2023.

Equity Securities Impairment. The Company evaluates impairment for investments held at cost on at least an annual basis based on the ultimate recoverability of the par value. All other equity investments, including those under the equity method, are reviewed for other-than-temporary impairment on at least a quarterly basis. The Company recognized $3.2 million and no impairment for such investments for the nine months ended June 30, 2023 and 2022, respectively.

NOTE 5. LOANS AND LEASES, NET

Loans and leases consist of the following:

(Dollars in thousands)	June 30, 2023	September 30, 2022
Term lending	$1,253,841	$1,090,289
Asset based lending	373,160	351,696
Factoring	351,133	372,595
Lease financing	201,996	210,692
Insurance premium finance	666,265	479,754
SBA/USDA	422,389	359,238
Other commercial finance	171,954	159,409
Commercial finance	3,440,738	3,023,673
Consumer credit products	175,158	144,353
Other consumer finance	24,963	25,306
Consumer finance	200,121	169,659
Tax services	47,194	9,098
Warehouse finance	380,458	326,850
Total loans and leases	4,068,511	3,529,280
Net deferred loan origination costs	4,388	7,025
Total gross loans and leases	4,072,899	3,536,305
Allowance for credit losses	(81,916)	(45,947)
Total loans and leases, net	$3,990,983	$3,490,358

During the nine months ended June 30, 2023 and 2022, the Company originated $941.5 million and $769.7 million of consumer finance and SBA/USDA as held for sale, respectively.

The Company sold held for sale loans resulting in proceeds of $870.1 million and gain on sale of $0.2 million during the nine months ended June 30, 2023. The Company sold held for sale loans resulting in proceeds of $898.4 million and loss on sale of $3.9 million during the nine months ended June 30, 2022.

Loans purchased and sold by portfolio segment, including participation interests, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Loans Purchased
Loans held for investment:
Commercial finance	$—	$—	$—	$3,098
Warehouse finance	9,715	19,657	197,549	105,472
Total purchases	$9,715	$19,657	$197,549	$108,570
Loans Sold
Loans held for sale:
Commercial finance	$11,114	$1,216	$12,263	$48,329
Consumer finance	254,655	173,284	857,869	696,891
Community banking	—	—	—	153,222
Loans held for investment:
Commercial finance	—	—	—	15,549
Community banking	—	—	—	30,235
Total sales	$265,769	$174,500	$870,132	$944,226

Leasing Portfolio. The net investment in direct financing and sales-type leases was comprised of the following:

(Dollars in thousands)	June 30, 2023	September 30, 2022
Carrying amount	$212,275	$216,880
Unguaranteed residual assets	13,152	13,037
Unamortized initial direct costs	160	295
Unearned income	(23,431)	(19,225)
Total net investment in direct financing and sales-type leases	$202,156	$210,987

Undiscounted future minimum lease payments receivable for direct financing and sales-type leases, and a reconciliation to the carrying amount recorded at June 30, 2023 were as follows:

(Dollars in thousands)
Remaining in 2023	$23,963
2024	76,232
2025	46,603
2026	24,781
2027	15,865
Thereafter	24,831
Total undiscounted future minimum lease payments receivable for direct financing and sales-type leases	212,275
Third-party residual value guarantees	—
Total carrying amount of direct financing and sales-type leases	$212,275

The Company did not record any contingent rental income from direct financing and sales-type leases in the nine months ended June 30, 2023.

The COVID-19 pandemic began impacting the U.S. and global economies in the first calendar quarter of 2020, with significant deterioration of macroeconomic conditions and markets into 2021. Although macroeconomic conditions and markets have improved since the beginning of 2021, other factors have been affecting the economic environment in 2022 and 2023 including geopolitical conflict, supply chain disruptions, inflation, rising interest rates, and bank failures brought on by, among other things, rising interest rates, deposit outflows and liquidity crises. While the ultimate impact of the pandemic and these other factors on the Company's loan and lease portfolio remains difficult to predict, management continues to evaluate the loan and lease portfolio in order to assess the impact on repayment sources and underlying collateral that could result in additional losses and the impact to our customers and businesses as a result of COVID-19 and other factors impacting the economy and will refine its estimate as developments occur and more information becomes available.

Activity in the allowance for credit losses and balances of loans and leases by portfolio segment was as follows:

	Three Months Ended June 30, 2023
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$28,415	$250	$(2,852)	$825	$26,638
Asset based lending	1,081	68	—	154	1,303
Factoring	5,588	493	(140)	1	5,942
Lease financing	4,549	(355)	(302)	(26)	3,866
Insurance premium finance	1,263	1,094	(443)	158	2,072
SBA/USDA	2,640	24	—	—	2,664
Other commercial finance	4,332	(253)	—	—	4,079
Commercial finance	47,868	1,321	(3,737)	1,112	46,564
Consumer credit products	1,219	522	—	—	1,741
Other consumer finance	1,746	216	(1,860)	—	102
Consumer finance	2,965	738	(1,860)	—	1,843
Tax services	33,094	(229)	(404)	671	33,132
Warehouse finance	377	—	—	—	377
Total loans and leases	84,304	1,830	(6,001)	1,783	81,916
Unfunded commitments(1)	356	(57)	—	—	299
Total	$84,660	$1,773	$(6,001)	$1,783	$82,215
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.

	Three Months Ended June 30, 2022
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$27,568	$9	$(3,086)	$1,316	$25,807
Asset based lending	2,583	(1,553)	—	295	1,325
Factoring	6,526	533	(194)	268	7,133
Lease financing	6,471	(429)	—	107	6,149
Insurance premium finance	1,057	583	(230)	41	1,451
SBA/USDA	2,943	338	(408)	25	2,898
Other commercial finance	1,197	(79)	—	—	1,118
Commercial finance	48,345	(598)	(3,918)	2,052	45,881
Consumer credit products	1,621	(170)	—	—	1,451
Other consumer finance	7,388	(205)	(2,428)	88	4,843
Consumer finance	9,009	(375)	(2,428)	88	6,294
Tax services	30,757	(166)	(7,998)	6	22,599
Warehouse finance	441	(9)	—	—	432
Total loans and leases	88,552	(1,148)	(14,344)	2,146	75,206
Unfunded commitments(1)	551	(154)	—	—	397
Total	$89,103	$(1,302)	$(14,344)	$2,146	$75,603
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.

	Nine Months Ended June 30, 2023
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$24,621	$7,895	$(7,374)	$1,496	$26,638
Asset based lending	1,050	2,972	(2,873)	154	1,303
Factoring	6,556	(311)	(323)	20	5,942
Lease financing	5,902	(976)	(1,315)	255	3,866
Insurance premium finance	1,450	1,202	(852)	272	2,072
SBA/USDA	3,263	(625)	—	26	2,664
Other commercial finance	1,310	2,769	—	—	4,079
Commercial finance	44,152	12,926	(12,737)	2,223	46,564
Consumer credit products	1,400	341	—	—	1,741
Other consumer finance	63	2,232	(2,193)	—	102
Consumer finance	1,463	2,573	(2,193)	—	1,843
Tax services	5	32,830	(2,135)	2,432	33,132
Warehouse finance	327	50	—	—	377
Total loans and leases	45,947	48,379	(17,065)	4,655	81,916
Unfunded commitments(1)	366	(67)	—	—	299
Total	$46,312	$48,312	$(17,065)	$4,655	$82,215
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.

	Nine Months Ended June 30, 2022
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$29,351	$1,104	$(6,993)	$2,345	$25,807
Asset based lending	1,726	(817)	(16)	432	1,325
Factoring	3,997	13,857	(11,057)	336	7,133
Lease financing	7,629	(1,647)	(112)	279	6,149
Insurance premium finance	1,394	374	(514)	197	1,451
SBA/USDA	2,978	517	(624)	27	2,898
Other commercial finance	1,168	(50)	—	—	1,118
Commercial finance	48,243	13,338	(19,316)	3,616	45,881
Consumer credit products	1,242	209	—	—	1,451
Other consumer finance	6,112	2,513	(4,049)	267	4,843
Consumer finance	7,354	2,722	(4,049)	267	6,294
Tax services	2	28,093	(8,253)	2,757	22,599
Warehouse finance	420	12	—	—	432
Community banking	12,262	(12,686)	—	424	—
Total loans and leases	68,281	31,479	(31,618)	7,064	75,206
Unfunded commitments(1)	690	(293)	—	—	397
Total	$68,971	$31,186	$(31,618)	$7,064	$75,603
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.

Information on loans and leases that are deemed to be collateral dependent and are evaluated individually for the ACL was as follows:

(Dollars in thousands)	At June 30, 2023	At September 30, 2022
Term lending	$4,767	$2,885
Asset based lending	14,414	—
Factoring	—	550
Lease financing	591	2,787
SBA/USDA	750	1,199
Commercial finance(1)	20,522	7,421
Total	$20,522	$7,421
(1) For Commercial Finance, collateral dependent financial assets have collateral in the form of cash, equipment, or other business assets.

Management has identified certain structured finance credits for alternative energy projects in which a substantial cash collateral account has been established to mitigate credit risk. Due to the nature of the transactions and significant cash collateral positions, these credits are evaluated individually. The balance of these pass rated cash collateral loans totaled $68.2 million and $120.7 million at June 30, 2023 and at September 30, 2022, respectively.

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

The Company has various portfolios of consumer finance and tax services loans that present unique risks that are statistically managed. Due to the unique risks associated with these portfolios, the Company monitors other credit quality indicators in its evaluation of the appropriateness of the ACL on these portfolios, and as such, these loans are not included in the asset classification table below. The outstanding balances of consumer finance loans and tax services loans were $200.1 million and $47.2 million at June 30, 2023, respectively, and $169.7 million and $9.1 million at September 30, 2022, respectively. The amortized cost basis of loans and leases by asset classification and year of origination was as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At June 30, 2023	2023	2022	2021	2020	2019	Prior
Term lending
Pass	$313,587	$201,918	$119,763	$82,834	$18,380	$203,059	$—	$939,541
Watch	47,005	50,336	61,125	11,832	6,964	14,399	—	191,661
Special mention	1,174	12,080	11,369	1,383	1,106	1,753	—	28,865
Substandard	2,715	34,238	19,320	25,326	4,485	2,135	—	88,219
Doubtful	103	1,934	1,110	931	235	1,242	—	5,555
Total	364,584	300,506	212,687	122,306	31,170	222,588	—	1,253,841
Asset based lending
Pass	—	—	—	—	—	—	163,401	163,401
Watch	—	—	—	—	—	—	163,215	163,215
Special mention	—	—	—	—	—	—	23,264	23,264
Substandard	—	—	—	—	—	—	15,748	15,748
Doubtful	—	—	—	—	—	—	7,532	7,532
Total	—	—	—	—	—	—	373,160	373,160
Factoring
Pass	—	—	—	—	—	—	257,636	257,636
Watch	—	—	—	—	—	—	71,351	71,351
Special mention	—	—	—	—	—	—	11,875	11,875
Substandard	—	—	—	—	—	—	10,271	10,271
Total	—	—	—	—	—	—	351,133	351,133
Lease financing
Pass	8,249	18,748	21,365	34,127	2,091	50,807	—	135,387
Watch	190	10,301	11,617	3,370	2,222	477	—	28,177
Special mention	—	—	1,374	602	281	—	—	2,257
Substandard	—	8,185	8,168	3,960	6,269	9,278	—	35,860
Doubtful	—	—	81	100	—	134	—	315
Total	8,439	37,234	42,605	42,159	10,863	60,696	—	201,996
Insurance premium finance
Pass	655,755	8,822	9	—	—	—	—	664,586
Watch	374	239	—	—	—	—	—	613
Special mention	115	74	—	—	—	—	—	189
Substandard	55	429	—	—	—	—	—	484

Doubtful	80	313	—	—	—	—	—	393
Total	656,379	9,877	9	—	—	—	—	666,265
SBA/USDA
Pass	91,797	198,975	28,116	45,070	9,288	18,745	—	391,991
Watch	—	—	326	53	358	2,391	—	3,128
Special mention	—	—	—	—	—	—	—	—
Substandard	252	1,680	1,156	7,185	8,303	8,694	—	27,270
Total	92,049	200,655	29,598	52,308	17,949	29,830	—	422,389
Other commercial finance
Pass	3,425	18,899	32,908	1,094	10,212	73,785	—	140,323
Watch	1,740	—	—	—	—	—	—	1,740
Special mention	—	—	18,000	—	—	—	—	18,000
Substandard	2,789	464	8,379	—	—	259	—	11,891
Total	7,954	19,363	59,287	1,094	10,212	74,044	—	171,954
Warehouse finance
Pass	—	—	—	—	—	—	380,458	380,458
Total	—	—	—	—	—	—	380,458	380,458
Total loans and leases
Pass	1,072,813	447,362	202,161	163,125	39,971	346,396	801,495	3,073,323
Watch	49,309	60,876	73,068	15,255	9,544	17,267	234,566	459,885
Special mention	1,289	12,154	30,743	1,985	1,387	1,753	35,139	84,450
Substandard	5,811	44,996	37,023	36,471	19,057	20,366	26,019	189,743
Doubtful	183	2,247	1,191	1,031	235	1,376	7,532	13,795
Total	$1,129,405	$567,635	$344,186	$217,867	$70,194	$387,158	$1,104,751	$3,821,196

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At September 30, 2022	2022	2021	2020	2019	2018	Prior
Term lending
Pass	$246,627	$240,018	$105,170	$60,417	$89,072	$61,229	$—	$802,533
Watch	45,539	24,318	45,052	11,698	21,077	9,799	—	157,483
Special mention	9,500	24,885	14,300	2,861	619	242	—	52,407
Substandard	10,627	16,694	12,248	23,266	10,457	2,255	—	75,547
Doubtful	175	407	469	872	204	192	—	2,319
Total	312,468	306,322	177,239	99,114	121,429	73,717	—	1,090,289
Asset based lending
Pass	—	—	—	—	—	—	154,494	154,494
Watch	—	—	—	—	—	—	162,990	162,990
Special mention	—	—	—	—	—	—	13,770	13,770
Substandard	—	—	—	—	—	—	20,442	20,442
Total	—	—	—	—	—	—	351,696	351,696
Factoring
Pass	—	—	—	—	—	—	254,883	254,883
Watch	—	—	—	—	—	—	86,219	86,219
Special mention	—	—	—	—	—	—	9,174	9,174
Substandard	—	—	—	—	—	—	22,319	22,319
Total	—	—	—	—	—	—	372,595	372,595
Lease financing
Pass	7,407	38,818	31,408	26,552	12,361	823	—	117,369
Watch	8,799	17,098	10,284	6,655	2,899	151	—	45,886
Special mention	151	6,151	2,644	481	2,876	2,811	—	15,114
Substandard	825	9,486	11,819	7,273	1,245	—	—	30,648
Doubtful	144	163	1,280	88	—	—	—	1,675
Total	17,326	71,716	57,435	41,049	19,381	3,785	—	210,692

Insurance premium finance
Pass	478,504	307	8	—	—	—	—	478,819
Watch	539	7	—	—	—	—	—	546
Special mention	169	40	—	—	—	—	—	209
Substandard	106	46	—	—	—	—	—	152
Doubtful	14	14	—	—	—	—	—	28
Total	479,332	414	8	—	—	—	—	479,754
SBA/USDA
Pass	54,512	111,907	40,474	56,538	28,874	24,305	—	316,610
Watch	—	13,836	1,266	702	—	710	—	16,514
Special mention	—	211	—	869	—	—	—	1,080
Substandard	4,149	10,968	4,278	—	1,094	4,545	—	25,034
Total	58,661	136,922	46,018	58,109	29,968	29,560	—	359,238
Other commercial finance
Pass	5,886	13,607	26,040	20,458	23,098	40,782	—	129,871
Substandard	—	9,538	—	—	—	20,000	—	29,538
Total	5,886	23,145	26,040	20,458	23,098	60,782	—	159,409
Warehouse finance
Pass	—	—	—	—	—	—	294,350	294,350
Special mention	—	—	—	—	—	—	32,500	32,500
Total	—	—	—	—	—	—	326,850	326,850
Total loans and leases
Pass	792,936	404,657	203,100	163,965	153,405	127,139	703,727	2,548,929
Watch	54,877	55,259	56,602	19,055	23,976	10,660	249,209	469,638
Special mention	9,820	31,287	16,944	4,211	3,495	3,053	55,444	124,254
Substandard	15,707	46,732	28,345	30,539	12,796	26,800	42,761	203,680
Doubtful	333	584	1,749	960	204	192	—	4,022
Total	$873,673	$538,519	$306,740	$218,730	$193,876	$167,844	$1,051,141	$3,350,523

Past due loans and leases were as follows:

(Dollars in thousands)	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
At June 30, 2023	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Nonaccrual Balance	Total
Loans held for sale	$10	$—	$—	$10	$87,341	$87,351	$—	$—	$—

Term lending	30,464	3,423	8,074	41,961	1,211,880	1,253,841	1,862	13,207	15,069
Asset based lending	—	—	218	218	372,942	373,160	218	14,407	14,625
Factoring	—	—	—	—	351,133	351,133	—	364	364
Lease financing	2,945	729	1,940	5,614	196,382	201,996	1,627	1,494	3,121
Insurance premium finance	1,884	874	2,394	5,152	661,113	666,265	2,394	—	2,394
SBA/USDA	51	908	1,002	1,961	420,428	422,389	349	698	1,047
Other commercial finance	—	—	92	92	171,862	171,954	92	—	92
Commercial finance	35,344	5,934	13,720	54,998	3,385,740	3,440,738	6,542	30,170	36,712
Consumer credit products	2,512	2,030	2,058	6,600	168,558	175,158	2,058	—	2,058
Other consumer finance	26	20	29	75	24,888	24,963	29	—	29
Consumer finance	2,538	2,050	2,087	6,675	193,446	200,121	2,087	—	2,087
Tax services	—	47,194	—	47,194	—	47,194	—	—	—
Warehouse finance	—	—	—	—	380,458	380,458	—	—	—
Total loans and leases held for investment	37,882	55,178	15,807	108,867	3,959,644	4,068,511	8,629	30,170	38,799
Total loans and leases	$37,892	$55,178	$15,807	$108,877	$4,046,985	$4,155,862	$8,629	$30,170	$38,799

(Dollars in thousands)	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
At September 30, 2022	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Nonaccrual Balance	Total
Loans held for sale	$—	$—	$—	$—	$21,071	$21,071	$—	$—	$—

Term lending	14,066	2,576	4,458	21,100	1,069,189	1,090,289	2,035	7,576	9,611
Asset based lending	—	—	68	68	351,628	351,696	39	29	68
Factoring	—	—	—	—	372,595	372,595	—	569	569
Lease financing	8,265	2,253	1,714	12,232	198,460	210,692	440	3,750	4,190
Insurance premium finance	2,550	1,379	1,628	5,557	474,197	479,754	1,628	—	1,628
SBA/USDA	—	—	—	—	359,238	359,238	—	1,451	1,451
Other commercial finance	—	—	—	—	159,409	159,409	—	—	—
Commercial finance	24,881	6,208	7,868	38,957	2,984,716	3,023,673	4,142	13,375	17,517
Consumer credit products	3,209	2,558	2,669	8,436	135,917	144,353	2,669	—	2,669
Other consumer finance	113	51	124	288	25,018	25,306	124	—	124
Consumer finance	3,322	2,609	2,793	8,724	160,935	169,659	2,793	—	2,793
Tax services	—	—	8,873	8,873	225	9,098	8,873	—	8,873
Warehouse finance	—	—	—	—	326,850	326,850	—	—	—
Total loans and leases held for investment	28,203	8,817	19,534	56,554	3,472,726	3,529,280	15,808	13,375	29,183
Total loans and leases	$28,203	$8,817	$19,534	$56,554	$3,493,797	$3,550,351	$15,808	$13,375	$29,183

Nonaccrual loans and leases by year of origination were as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
At June 30, 2023	2023	2022	2021	2020	2019	Prior
Term lending	$103	$3,819	$2,245	$2,017	$3,380	$1,643	$—	$13,207	$—
Asset based lending	—	—	—	—	—	—	14,407	14,407	14,407
Factoring	—	—	—	—	—	—	364	364	—
Lease financing	—	269	596	—	—	629	—	1,494	591
SBA/USDA	—	401	12	32	—	253	—	698	401
Commercial finance	103	4,489	2,853	2,049	3,380	2,525	14,771	30,170	15,399
Total nonaccrual loans and leases	$103	$4,489	$2,853	$2,049	$3,380	$2,525	$14,771	$30,170	$15,399

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
At September 30, 2022	2022	2021	2020	2019	2018	Prior
Term lending	$251	$1,110	$1,964	$989	$3,096	$166	$—	$7,576	$2,885
Asset based lending	—	—	—	—	—	—	29	29	—
Factoring	—	—	—	—	—	—	569	569	550
Lease financing	977	310	2,442	13	8	—	—	3,750	—
SBA/USDA	—	—	1,199	—	—	252	—	1,451	1,199
Commercial finance	1,228	1,420	5,605	1,002	3,104	418	598	13,375	4,634
Total nonaccrual loans and leases	$1,228	$1,420	$5,605	$1,002	$3,104	$418	$598	$13,375	$4,634

Loans and leases that are 90 days or more delinquent and accruing by year of origination were as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At June 30, 2023	2023	2022	2021	2020	2019	Prior
Term lending	$128	$917	$658	$107	$52	$—	$—	$1,862
Asset based lending	—	—	—	—	—	—	218	218
Lease financing	—	479	969	152	20	7	—	1,627
Insurance premium finance	1,149	1,241	4	—	—	—	—	2,394
SBA/USDA	—	349	—	—	—	—	—	349
Other commercial finance	—	—	—	—	—	92	—	92
Commercial finance	1,277	2,986	1,631	259	72	99	218	6,542
Consumer credit products	335	1,239	415	50	19	—	—	2,058
Other consumer finance	—	—	—	—	—	—	29	29
Consumer finance	335	1,239	415	50	19	—	29	2,087
Total 90 days or more delinquent and accruing	$1,612	$4,225	$2,046	$309	$91	$99	$247	$8,629

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At September 30, 2022	2022	2021	2020	2019	2018	Prior
Term lending	$207	$720	$716	$130	$70	$192	$—	$2,035
Asset based lending	—	—	—	—	—	—	39	39
Lease financing	8	158	98	131	45	—	—	440
Insurance premium finance	1,513	110	5	—	—	—	—	1,628
Commercial finance	1,728	988	819	261	115	192	39	4,142
Consumer credit products	2,123	481	42	23	—	—	—	2,669
Other consumer finance	—	124	—	—	—	—	—	124
Consumer finance	2,123	605	42	23	—	—	—	2,793
Tax services	8,873	—	—	—	—	—	—	8,873
Total 90 days or more delinquent and accruing	$12,724	$1,593	$861	$284	$115	$192	$39	$15,808

Certain loans and leases 90 days or more past due as to interest or principal continue to accrue because they are (1) well-secured and in the process of collection or (2) consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due.

The following table provides the average recorded investment in nonaccrual loans and leases:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Term lending	$12,637	$11,114	$10,397	$11,908
Asset based lending	15,792	3,500	8,452	4,502
Factoring	545	1,903	592	7,980
Lease financing	2,675	3,529	3,308	3,194
SBA/USDA	1,261	1,776	1,353	1,152
Commercial finance	32,910	21,822	24,102	28,736
Total loans and leases	$32,910	$21,822	$24,102	$28,736

The recognized interest income on the Company's nonaccrual loans and leases for the three and nine months ended June 30, 2023 and 2022 was not significant.

The Company’s troubled debt restructurings ("TDRs") typically involve forgiving a portion of interest or principal on existing loans, making loans at a rate materially less than current market rates, or extending the term of the loan. No loans were modified in a TDR during the three months ended June 30, 2023. There were $0.2 million of commercial finance loans and $0.5 million of consumer finance loans that were modified in a TDR during the three months ended June 30, 2022, all of which were modified to extend the term of the loan.

During the nine months ended June 30, 2023, there were no loans that were modified in a TDR. There were $10.4 million of commercial finance loans and $0.7 million of consumer finance loans that were modified in a TDR during the nine months ended June 30, 2022, all of which were modified to extend the term of the loan.

During the three months ended June 30, 2023, there was an immaterial amount of commercial finance loans that were modified in a TDR within the previous 12 months and for which there was a payment default. During the three months ended June 30, 2022, the Company had $1.4 million of commercial finance loans and $0.3 million of consumer finance loans that were modified in a TDR with the previous 12 months and for which there was a payment default.

During the nine months ended June 30, 2023, the Company had $0.4 million of commercial finance loans that were modified in a TDR within the previous 12 months and for which there was a payment default. During the nine months ended June 30, 2022, the Company had $3.9 million of commercial finance loans and $1.1 million of consumer finance loans that were modified in a TDR within the previous 12 months and for which there was a payment default. TDR net charge-offs and the impact of TDRs on the Company's allowance for credit losses were insignificant during the nine months ended June 30, 2023 and June 30, 2022.

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

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted earnings per share is presented below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Basic income per common share:
Net income attributable to Pathward Financial, Inc.	$45,096	$22,391	$127,709	$132,966
Dividends and undistributed earnings allocated to participating securities	(690)	(377)	(1,920)	(2,166)
Basic net earnings available to common stockholders	44,406	22,014	125,789	130,800
Undistributed earnings allocated to nonvested restricted stockholders	670	352	1,858	2,093
Reallocation of undistributed earnings to nonvested restricted stockholders	(667)	(352)	(1,852)	(2,092)
Diluted net earnings available to common stockholders	$44,409	$22,014	$125,795	$130,801

Total weighted-average basic common shares outstanding	26,346,693	28,868,136	27,152,773	29,444,979
Effect of dilutive securities(1)
Performance share units	100,339	—	86,028	9,607
Total effect of dilutive securities	100,339	—	86,028	9,607
Total weighted-average diluted common shares outstanding	26,447,032	28,868,136	27,238,801	29,454,586

Net earnings per common share:
Basic earnings per common share	$1.69	$0.76	$4.63	$4.44
Diluted earnings per common share(2)	$1.68	$0.76	$4.62	$4.44
(1) Represents the effect of the assumed exercise of stock options and vesting of performance share units and restricted stock, as applicable, utilizing the treasury stock method.
(2) Excluded from the computation of diluted earnings per share for the three months ended June 30, 2023 and 2022, respectively, were 409,666 and 493,800 weighted average shares of nonvested restricted stock because their inclusion would be anti-dilutive. Excluded from the computation of diluted earnings per share for the nine months ended June 30, 2023 and 2022, respectively, were 414,539 and 487,538 weighted average shares of nonvested restricted stock because their inclusion would be anti-dilutive.

NOTE 7. RENTAL EQUIPMENT, NET

Rental equipment consists of the following:

(Dollars in thousands)	June 30, 2023	September 30, 2022
Computers and IT networking equipment	$25,681	$21,669
Motor vehicles and other	123,374	107,648
Other furniture and equipment	49,214	34,254
Solar panels and equipment	137,809	133,765
Total	336,078	297,336

Accumulated depreciation	(113,122)	(94,355)
Unamortized initial direct costs	1,256	1,390
Net book value	$224,212	$204,371

Future minimum lease payments expected to be received for operating leases at June 30, 2023 were as follows:

(Dollars in thousands)
Remaining in 2023	$11,844
2024	40,640
2025	33,086
2026	23,247
2027	15,506
Thereafter	17,484
Total	$141,807

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

The Company held a total of $309.5 million of goodwill at June 30, 2023. The recorded goodwill is a result of multiple business combinations that occurred from 2015 to 2018. There have been no changes to the carrying amount of goodwill during the nine months ended June 30, 2023.

The changes in the carrying amount of the Company’s intangible assets were as follows:

(Dollars in thousands)	Trademark(1)	Non-Compete	Customer Relationships(2)	All Others(3)	Total
Intangible Assets
At September 30, 2022	$8,605	$—	$12,395	$4,691	$25,691
Amortization during the period	(868)	—	(2,595)	(398)	(3,861)
At June 30, 2023	$7,737	$—	$9,800	$4,293	$21,830

Gross carrying amount	$14,624	$2,481	$82,088	$9,940	$109,133
Accumulated amortization	(6,887)	(2,481)	(61,370)	(5,429)	(76,167)
Accumulated impairment	—	—	(10,918)	(218)	(11,136)
At June 30, 2023	$7,737	$—	$9,800	$4,293	$21,830

At September 30, 2021	$9,823	$40	$17,868	$5,417	$33,148
Acquisitions during the period	—	—	—	1	1
Amortization during the period	(871)	(40)	(3,884)	(393)	(5,188)
Write-offs during the period	—	—	(670)	(203)	(873)
At June 30, 2022	$8,952	$—	$13,314	$4,822	$27,088

Gross carrying amount	$14,624	$2,481	$82,088	$9,940	$109,133
Accumulated amortization	(5,672)	(2,481)	(57,856)	(4,900)	(70,909)
Accumulated impairment	—	—	(10,918)	(218)	(11,136)
At June 30, 2022	$8,952	$—	$13,314	$4,822	$27,088
(1) Book amortization period of 5-15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 10-30 years. Amortized using the accelerated method.
(3) Book amortization period of 3-20 years. Amortized using the straight line method.

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in the remaining three months of fiscal 2023 and subsequent fiscal years at June 30, 2023 was as follows:

(Dollars in thousands)
Remaining in 2023	$1,082
2024	4,123
2025	3,561
2026	3,215
2027	2,569
Thereafter	7,280
Total anticipated intangible amortization	$21,830

There were no impairments to intangible assets during the nine months ended June 30, 2023 and 2022. Intangible impairment expense is recorded within the impairment expense line of the Condensed Consolidated Statements of Operations.

NOTE 9. OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease right-of-use ("ROU") assets, included in other assets, were $27.7 million and $31.0 million at June 30, 2023 and 2022, respectively.

Operating lease liabilities, included in accrued expenses and other liabilities, were $29.6 million and $32.9 million at June 30, 2023 and 2022, respectively.

Undiscounted future minimum operating lease payments and a reconciliation to the amount recorded as operating lease liabilities at June 30, 2023 were as follows:

(Dollars in thousands)
Remaining in 2023	$1,091
2024	3,913
2025	3,718
2026	3,195
2027	3,092
Thereafter	18,639
Total undiscounted future minimum lease payments	33,648
Discount	(4,003)
Total operating lease liabilities	$29,645

The weighted-average discount rate and remaining lease term for operating leases at June 30, 2023 were as follows:

Weighted-average discount rate	2.37%
Weighted-average remaining lease term (years)	9.82

The components of total lease costs for operating leases were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Lease expense	$978	$1,119	$2,974	$3,375
Short-term and variable lease cost	22	58	106	133
ROU asset impairment	—	670	—	670
Sublease income	(368)	(375)	(1,040)	(906)
Total lease cost for operating leases	$632	$1,472	$2,040	$3,272

NOTE 10. STOCKHOLDERS' EQUITY

Repurchase of Common Stock. The Company's Board of Directors authorized the September 3, 2021 share repurchase program to repurchase up to 6,000,000 shares of the Company's outstanding common stock. This authorization is effective from September 3, 2021 through September 30, 2024. During the nine months ended June 30, 2023 and 2022, the Company repurchased 2,316,814 and 2,447,699 shares, respectively, as part of the share repurchase program.

Under the repurchase program, repurchased shares were retired and designated as authorized but unissued shares. The Company accounts for repurchased shares using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. As of June 30, 2023, 1,978,163 shares of common stock remained available for repurchase.

For the nine months ended June 30, 2023 and 2022, the Company also repurchased 59,626 and 67,158 shares, or $2.1 million and $3.8 million of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Retirement of Treasury Stock. The Company accounts for the retirement of repurchased shares, including treasury stock, using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. The Company retired zero shares of common stock held in treasury during the nine months ended June 30, 2023 and 2022, respectively.

NOTE 11. STOCK COMPENSATION

The Company maintains the Pathward Financial, Inc. 2002 Omnibus Incentive Plan, as amended and restated (the "2002 Omnibus Incentive Plan"), which, among other things, provides for the awarding of stock options, nonvested (restricted) shares, and performance share units ("PSUs") to certain officers and directors of the Company. Awards are granted by the Compensation Committee of the Board of Directors based on the performance of the award recipients or other relevant factors. No new awards are made under the 2002 Omnibus Incentive Plan following November 25, 2022, the date that the 2002 Omnibus Incentive Plan expired by its terms.

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

The following tables show the activity of nonvested (restricted) shares and PSUs granted, vested, or forfeited under the 2002 Omnibus Incentive Plan for the nine months ended June 30, 2023. There were no options granted, exercised, or forfeited under this plan during the nine months ended June 30, 2023.

	Number of Shares	Weighted Average Fair Value at Grant
Nonvested shares outstanding, September 30, 2022	474,348	$36.52
Granted	160,881	38.95
Vested	(209,440)	36.59
Forfeited or expired	(33,293)	48.90
Nonvested shares outstanding, June 30, 2023	392,496	$36.42

Performance share units outstanding, September 30, 2022	96,689	$42.59
Granted(1)	59,115	38.94
Vested	—	—
Forfeited or expired	—	—
Performance share units outstanding, June 30, 2023	155,804	$41.20
(1) The number of PSUs granted reflects the target number of PSUs able to be earned under a given award.

At June 30, 2023, stock-based compensation expense not yet recognized in income totaled $8.2 million, which is expected to be recognized over a weighted average remaining period of 1.45 years.

NOTE 12. INCOME TAXES

The Company recorded an income tax expense of $19.0 million for the nine months ended June 30, 2023, resulting in an effective tax rate of 12.80%, compared to an income tax expense of $29.2 million, or an effective tax rate of 17.77%, for the nine months ended June 30, 2022. The Company’s effective tax rate was lower than the U.S. statutory rate of 21% primarily because of the effect of investment tax credits during fiscal year 2023. The Company's effective tax rate in the future will depend in part on actual investment tax credits generated from qualified renewable energy property.

The table below compares the income tax expense components for the periods presented.

	Nine Months Ended June 30,
(Dollars in thousands)	2023	2022
Provision at statutory rate	$30,808	$34,063
Tax-exempt income	(600)	(541)
State income taxes	6,109	6,728
Interim period effective rate adjustment	(3,065)	(2,849)
Tax credit investments, net - federal	(13,669)	(6,994)
Research tax credit	(805)	(355)
IRC 162(m) nondeductible compensation	928	801
Other, net	(710)	(1,617)
Income tax expense	$18,996	$29,236
Effective tax rate	12.80%	17.77%

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

(Dollars in thousands)	Consumer		Commercial		Corporate Services/Other		Consolidated Company
Three Months Ended June 30,	2023	2022	2023	2022	2023	2022	2023	2022
Net interest income(1)	$40,683	$23,213	$53,067	$46,802	$3,715	$2,136	$97,465	$72,151
Noninterest income:
Refund transfer product fees	8,262	10,289	—	—	—	—	8,262	10,289
Refund advance fee income(1)	(927)	(20)	—	—	—	—	(927)	(20)
Card and deposit fees	39,450	24,673	253	252	5	10	39,708	24,935
Rental income(1)	—	—	13,756	11,890	224	192	13,980	12,082
Gain on sale of securities(1)	—	—	—	—	9	198	9	198
Gain on sale of other(1)	—	—	812	1,239	—	—	812	1,239
Other income(1)	1,929	1,284	1,888	2,479	2,072	1,508	5,889	5,271
Total noninterest income	48,714	36,226	16,709	15,860	2,310	1,908	67,733	53,994
Revenue	$89,397	$59,439	$69,776	$62,662	$6,025	$4,044	$165,198	$126,145

Nine Months Ended June 30,
Net interest income(1)	$116,373	$79,323	$142,149	$136,923	$24,405	$11,318	$282,927	$227,564
Noninterest income:
Refund transfer product fees	39,144	38,674	—	—	—	—	39,144	38,674
Refund advance fee income(1)	37,685	40,513	—	—	—	—	37,685	40,513
Card and deposit fees	118,730	76,075	766	728	17	22	119,513	76,825
Rental income(1)	—	—	39,008	34,192	620	342	39,628	34,534
Gain on sale of securities(1)	—	—	—	—	91	595	91	595
Gain on sale of trademarks	—	—	—	—	10,000	50,000	10,000	50,000
Gain (loss) on sale of other(1)	—	—	566	7,331	—	(8,932)	566	(1,601)
Other income(1)	4,470	3,434	4,907	8,103	4,544	(726)	13,921	10,811
Total noninterest income	200,029	158,696	45,247	50,354	15,272	41,301	260,548	250,351
Revenue	$316,402	$238,019	$187,396	$187,277	$39,677	$52,619	$543,475	$477,915
(1) These revenues are not within the scope of Topic 606. Additional details are included in other footnotes to the accompanying financial statements. The scope of Topic 606 explicitly excludes net interest income as well as many other revenues for financial assets and liabilities, including loans, leases, and securities.

Following is a discussion of key revenues within the scope of Topic 606. The Company provides services to customers that have related performance obligations that must be completed to recognize revenue. Revenues are generally recognized immediately upon the completion of the service or over time as services are performed. Any services performed over time generally require that the Company renders services each period; therefore, the Company measures progress in completing these services based upon the passage of time. Revenue from contracts with customers did not generate significant contract assets and liabilities for the nine months ended June 30, 2023.

Refund Transfer Product Fees. Refund transfer fees are specific to the Banking as a Service ("BaaS") business line and reflect product fees offered by the Company through third-party tax preparers and tax preparation software providers where the Company acts as the partnering financial institution. A refund transfer allows a taxpayer to pay tax preparation and filing fees directly from their federal or state government tax refund, with the remainder of the refund being disbursed in accordance with the terms and conditions of the taxpayer agreement, which may include satisfaction of other disbursement obligations before going directly to the taxpayer via check, direct deposit, or prepaid card. Refund transfer fees are recognized by the Company immediately after the taxpayer's refund has been disbursed in accordance with the contract and are based on standalone pricing included within the terms and conditions. Certain expenses to tax preparation software providers are netted with refund transfer fee income as the Company is considered the agent in these contractual relationships. All refund transfer fees are recorded within the Consumer reporting segment.

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

Deposit fees relate to the BaaS and Commercial Finance business lines and consist of income from banking and deposit-related services, including account services, overdraft protection, and wire transfers. Fee income for account services is recognized over the course of the month as the performance obligation is satisfied. Fee income for overdraft protection and wire transfers is recognized at the point in time when such event occurs. For BaaS, the fees for account services and overdraft protection are based on standalone pricing within the terms and conditions of the Program Agreement with the sponsorship partner. For these relationships, the Company is considered the agent and certain expenses with the partner are netted with deposit fee revenue. For Commercial Finance, fees for wire transfers are based on standalone pricing within the terms and conditions of the customer deposit agreement. Bank and deposit fees for the BaaS and Commercial Finance business lines are included in the Consumer and Commercial reporting segments, respectively. Also included within Card and Deposit Fees for the Consumer reporting segment are servicing fees the Company recognizes for custodial off-balance sheet deposits. This fee income is for services the Bank performs to maintain records of cardholder funds placed at one or more third-party banks insured by the Federal Deposit Insurance Corporation ("FDIC"). The servicing fee is typically reflective of the effective federal funds rate ("EFFR").

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

The following tables present segment data for the Company:

(Dollars in thousands)	Consumer		Commercial		Corporate Services/Other		Total
Three Months Ended June 30,	2023	2022	2023	2022	2023	2022	2023	2022
Net interest income	$40,683	$23,213	$53,067	$46,802	$3,715	$2,136	$97,465	$72,151
Provision for (reversal of) credit losses	508	(279)	1,265	(752)	—	(271)	1,773	(1,302)
Noninterest income	48,714	36,226	16,709	15,860	2,310	1,908	67,733	53,994
Noninterest expense	39,666	23,960	33,594	31,336	41,318	41,354	114,578	96,650
Income (loss) before income tax expense	49,223	35,758	34,917	32,078	(35,293)	(37,039)	48,847	30,797

Total assets	455,540	373,019	3,914,924	3,457,004	3,088,161	2,898,155	7,458,625	6,728,178
Total goodwill	87,145	87,145	222,360	222,360	—	—	309,505	309,505
Total deposits	6,130,524	5,573,768	7,550	11,177	168,902	125,854	6,306,976	5,710,799

Nine Months Ended June 30,
Net interest income	$116,373	$79,323	$142,149	$136,923	$24,405	$11,318	$282,927	$227,564
Provision for (reversal of) credit losses	35,402	30,667	12,860	13,045	50	(12,526)	48,312	31,186
Noninterest income	200,029	158,696	45,247	50,354	15,272	41,301	260,548	250,351
Noninterest expense	124,070	73,509	105,189	95,845	117,514	112,892	346,773	282,246
Income (loss) before income tax expense	156,930	133,843	69,347	78,387	(77,887)	(47,747)	148,390	164,483

Total assets	455,540	373,019	3,914,924	3,457,004	3,088,161	2,898,155	7,458,625	6,728,178
Total goodwill	87,145	87,145	222,360	222,360	—	—	309,505	309,505
Total deposits	6,130,524	5,573,768	7,550	11,177	168,902	125,854	6,306,976	5,710,799

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

	At June 30, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Debt securities AFS
Corporate securities	$18,750	$—	$18,750	$—
SBA securities	90,605	—	90,605	—
Obligations of states and political subdivisions	2,311	—	2,311	—
Non-bank qualified obligations of states and political subdivisions	238,375	—	238,375	—
Asset-backed securities	254,566	—	254,566	—
Mortgage-backed securities	1,309,664	—	1,309,664	—
Total debt securities AFS	$1,914,271	$—	$1,914,271	$—
Common equities and mutual funds(1)	$3,527	$3,527	$—	$—
Non-marketable equity securities(2)	$8,469	$—	$—	$—
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at June 30, 2023.
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

Loans and Leases. The Company does not record loans and leases at fair value on a recurring basis. However, if a loan or lease is individually evaluated for risk of credit loss and repayment is expected to be solely provided by the values of the underlying collateral, the Company measures fair value on a nonrecurring basis. Fair value is determined by the fair value of the underlying collateral less estimated costs to sell. The fair value of the collateral is determined based on the internal estimates and/or assessment provided by third-party appraisers and the valuation relies on discount rates ranging from 3% to 18%.

The following table summarizes the assets of the Company that are measured at fair value in the Condensed Consolidated Statements of Financial Condition on a non-recurring basis:

	At June 30, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases, net individually evaluated for credit loss
Commercial finance	$4,113	$—	$—	$4,113
Total loans and leases, net individually evaluated for credit loss	4,113	—	—	4,113
Total	$4,113	$—	$—	$4,113

	At September 30, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases, net individually evaluated for credit loss
Commercial finance	$1,575	$—	$—	$1,575
Total loans and leases, net individually evaluated for credit loss	1,575	—	—	1,575
Foreclosed assets, net	1	—	—	1
Total	$1,576	$—	$—	$1,576

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value at June 30, 2023	Fair Value at September 30, 2022	Valuation Technique	Unobservable Input	Range of Inputs
Loans and leases, net individually evaluated for credit loss	$4,113	$1,575	Market approach	Appraised values(1)	3% - 18%
(1) The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimating selling costs and other inputs in a range of 3% to 18%.

Management discloses the estimated fair value of financial instruments, including assets and liabilities on and off the Condensed Consolidated Statements of Financial Condition, for which it is practicable to estimate fair value. These fair value estimates were made at June 30, 2023 and September 30, 2022 based on relevant market information and information about financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, since there is no active market for certain financial instruments of the Company, the estimates of fair value are subjective in nature, involve uncertainties, and include matters of significant judgment. Changes in assumptions as well as tax considerations could significantly affect the estimated values. Accordingly, the aggregate fair value estimates are not intended to represent the underlying value of the Company, on either a going concern or a liquidation basis.

The following tables present the carrying amount and estimated fair value of the financial instruments held by the Company:

	At June 30, 2023
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$515,271	$515,271	$515,271	$—	$—
Debt securities available for sale	1,914,271	1,914,271	—	1,914,271	—
Debt securities held to maturity	37,725	33,670	—	33,670	—
Common equities and mutual funds(1)	3,527	3,527	3,527	—	—
Non-marketable equity securities(1)(2)	20,533	20,533	—	12,064	—
Loans held for sale	87,351	87,351	—	87,351	—
Loans and leases	4,068,511	4,006,176	—	—	4,006,176
Federal Reserve Bank and Federal Home Loan Bank stocks	30,890	30,890	—	30,890	—
Accrued interest receivable	22,332	22,332	22,332	—	—
Financial liabilities
Deposits	6,306,976	6,306,818	6,301,147	5,671	—
Overnight federal funds purchased	230,000	230,000	230,000	—	—
Other short- and long-term borrowings	34,178	31,853	—	31,853	—
Accrued interest payable	802	802	802	—	—
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at June 30, 2023.
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

NOTE 16. SUBSEQUENT EVENTS

Management has evaluated subsequent events that occurred after June 30, 2023. During this period, up to the filing date of this Quarterly Report on Form 10-Q, management did not identify any material subsequent events that would require recognition or disclosure in our Condensed Consolidated Financial Statements as of or for the quarter ended June 30, 2023.

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

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” or the negative of those terms, or other words of similar meaning or similar expressions. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements are based on information currently available to us and assumptions about future events, and include statements with respect to the Company’s beliefs, expectations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such risks, uncertainties and other factors may cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Such statements address, among others, the following subjects: future operating results including our performance expectations; the performance of our securities portfolio; the impact of card balances related to government stimulus programs; customer retention; loan and other product demand; new products and services; credit quality; the level of net charge-offs and the adequacy of the allowance for credit losses; and technology. The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: maintaining our executive management team; expected growth opportunities may not be realized or may take longer to realize than expected; the potential adverse effects of unusual and infrequently occurring events, including the impact on financial markets from geopolitical conflicts such as the military conflict between Russia and Ukraine, weather-related disasters, or public health events, such as the COVID-19 pandemic, and any governmental or societal responses thereto; our ability to achieve brand recognition for Pathward equal to or greater than we enjoyed for MetaBank; our ability to successfully implement measures designed to reduce expenses and increase efficiencies; changes in trade, monetary, and fiscal policies and laws, including actual changes in interest rates and the Fed Funds rate, and their related impacts on macroeconomic conditions, customer behavior, funding costs and loan and securities portfolios; changes in tax laws; the strength of the United States' economy, and the local economies in which the Company operates; adverse developments in the financial services industry generally such as bank failures, responsive measures to mitigate and manage such developments, related supervisory and regulatory actions and costs, and related impacts on customer behavior; inflation, market, and monetary fluctuations; the timely and efficient development of new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value of these products and services by users; Pathward's ability to maintain its Durbin Amendment exemption; the risks of dealing with or utilizing third parties, including, in connection with the Company’s prepaid card and tax refund advance businesses, the risk of reduced volume of refund advance loans as a result of reduced customer demand for or usage of Pathward’s strategic partners’ refund advance products; our relationship with, and any actions which may be initiated by, our regulators; changes in financial services laws and regulations, including laws and regulations relating to the tax refund industry and the insurance premium finance industry; technological changes, including, but not limited to, the protection of our electronic systems and information; the impact of acquisitions and divestitures; litigation risk; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by Pathward of its status as a well-capitalized institution; changes in consumer borrowing, spending, and saving habits; losses from fraudulent or illegal activity; technological risks and developments and cyber threats, attacks, or events; and the success of the Company at maintaining its high quality asset level and managing and collecting assets of borrowers in default should problem assets increase.

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

The following discussion focuses on the consolidated financial condition of the Company at June 30, 2023, compared to September 30, 2022, and the consolidated results of operations for the three and nine months ended June 30, 2023 and 2022. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the fiscal year ended September 30, 2022 and the related management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

EXECUTIVE SUMMARY

Company Highlights

•The Company launched a new line of credit for consumers with Propel Holdings Inc. and paired with Clair to offer spending and savings accounts as well as earned wage advances. Additionally, the Company announced a new partnership where it has become the banking partner to Finix to support their launch as a payments processor.

•On July 24, 2023, the Company published its third annual ESG report, which can be found on its website. The report documents the Company's progress over fiscal year 2022 showing the implementation of plans, programs and policies that built on its culture as well as the Company's purpose to power Financial Inclusion for All.

Financial Highlights for the 2023 Fiscal Third Quarter

•Total revenue for the third quarter was $165.2 million, an increase of $39.1 million, or 31%, compared to the same quarter in fiscal 2022, driven by an increase in both net interest income and noninterest income.

•Net interest margin ("NIM") increased 142 basis points to 6.18% for the third quarter from 4.76% during the same period of last year primarily driven by increased yields and an improved earnings asset mix from the continued optimization of the portfolio.

•Total gross loans and leases at June 30, 2023 increased $384.3 million to $4.07 billion compared to June 30, 2022 and increased $347.3 million, or 9%, when compared to March 31, 2023. The increase compared to the prior year quarter was primarily due to growth in the commercial finance portfolio, partially offset by a reduction in consumer finance loans driven by the sale of the $81.5 million student loan portfolio during the fiscal 2022 fourth quarter and a reduction in warehouse finance loans. The primary drivers for the increase on a linked quarter basis was growth in both commercial finance and consumer finance loans.

•During the 2023 fiscal third quarter, the Company repurchased 490,120 shares of common stock at an average share price of $43.83.

Tax Season Recap
For the nine months ended June 30, 2023, total tax services product revenue was $79.7 million, a decrease of 3% compared to the same period of the prior year. This was driven by a decrease in refund advance fee income partially offset by an increase in refund transfer fee income. Provision expense for refund advances increased 17% compared to the prior year. This increase was due to a mix shift from partnerships channels to independent tax providers, which was expected.

Total tax services product income, net of losses and direct product expenses, decreased 19% to $35.3 million from $43.5 million, when comparing the first nine months of fiscal 2023 to the same period of the prior fiscal year. The overall decrease in tax services product income was primarily due to higher provision expense and the two tax partners that the Company did not renew heading into the 2023 tax season, as previously disclosed.

FINANCIAL CONDITION

At June 30, 2023, the Company’s total assets increased by $711.2 million to $7.46 billion compared to September 30, 2022, primarily due to growth of $536.6 million in total loans and leases, $127.2 million in cash and cash equivalents, and $66.3 million in loans held for sale, partially offset by a reduction of $22.8 million in other assets.

Total cash and cash equivalents was $515.3 million at June 30, 2023, increasing from $388.0 million at September 30, 2022. The Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the FRB. At June 30, 2023, the Company did not have any federal funds sold.

The Company's investment security balances increased $27.4 million, or 1%, to $1.95 billion at June 30, 2023, compared to $1.92 billion at September 30, 2022, as purchases exceeded maturities and principal pay downs. The Company’s portfolio of securities customarily consists primarily of MBS, which have expected lives much shorter than the stated final maturity, non-bank qualified obligations of states and political subdivisions, which mature in approximately 15 years or less, and other tax exempt municipal mortgage related pass through securities which have average lives much shorter than their stated final maturities. During the nine months ended June 30, 2023, the Company made $150.8 million purchases of investment securities.

Loans held for sale at June 30, 2023 totaled $87.4 million, increasing from $21.1 million at September 30, 2022. This increase was primarily driven by growth in consumer credit products held for sale at June 30, 2023 compared to September 30, 2022.

Total gross loans and leases totaled $4.07 billion at June 30, 2023, as compared to $3.54 billion at September 30, 2022. The primary driver for the increase was due to increases in commercial finance, consumer finance, warehouse finance, and seasonal tax services loans. See Note 5 to the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Commercial finance loans, which comprised 85% of the Company's gross loan and lease portfolio, totaled $3.44 billion at June 30, 2023, reflecting an increase of $417.1 million, or 14%, from September 30, 2022.

Through the Bank, the Company owns stock in the FHLB due to the Bank’s membership and participation in this banking system as well as stock in the Federal Reserve Bank. The FHLB requires a level of stock investment based on a pre-determined formula. The Company’s investment in these stocks was $30.9 million at June 30, 2023 and $28.8 million at September 30, 2022, as purchases were partially offset by redemptions of FHLB membership stock during the nine months ended June 30, 2023.

Total end-of-period deposits increased 8% to $6.31 billion at June 30, 2023, compared to $5.87 billion at September 30, 2022, primarily driven by an increase in noninterest-bearing deposits of $435.5 million.

As of June 30, 2023, the Company had $966.6 million in deposits related to government stimulus programs. Of the total amount of government stimulus program deposits, $349.4 million are on activated cards while $617.2 million are on inactivated cards. Between July 2023 and the end of fiscal year 2024, the inactive card balances are expected to decrease by approximately $450 million as the Company actively returns unclaimed balances to the U.S. Treasury.

The Company's total borrowings increased $228.2 million from $36.0 million at September 30, 2022 to $264.2 million at June 30, 2023, primarily driven by an increase in short-term borrowings of $230.0 million partially offset by payments on long-term borrowings.

At June 30, 2023, the Company’s stockholders’ equity totaled $677.7 million, an increase of $32.6 million, from $645.1 million at September 30, 2022. The increase was primarily attributable to a change in additional paid-in capital and retained earnings. The Company and Bank remained above the federal regulatory minimum capital requirements at June 30, 2023, and continued to be classified as well-capitalized, and in good standing with the regulatory agencies. See “Liquidity and Capital Resources” for further information.

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
–Discount fundings: The Company funds cards in alignment to expected breakage values on the card. Consumers may spend more than is estimated. These discounts are netted at a pooled partner level using ASC 210-20. The majority of these discount fundings relate to a small number of partners and are analyzed on an ongoing basis.
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

The Company meets the Right of Set off criteria in ASC 210-20, Balance Sheet - Offsetting, for all payments negative deposit balances with the exception of DDA overdrafts. The following table summarizes the Company's negative deposit balances within the BaaS business line:

(Dollars in thousands)	June 30, 2023	September 30, 2022
Noninterest-bearing deposits	$6,428,523	$5,916,142
Prefunding	(331,834)	(244,462)
Discount funding	(5,915)	(15,991)
DDA overdrafts	(8,137)	(8,587)
Noninterest-bearing checking, net	$6,082,637	$5,647,102

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

In return for record keeping services at Program Banks, the Bank receives a servicing fee (“Servicing Fee”). For the three and nine months ended June 30, 2023, the Company recognized $14.6 million and $45.7 million, respectively, in servicing fee income as compared to an insignificant amount for the three and nine months ended June 30, 2022. The Servicing Fee has been typically reflective of the EFFR upon a renegotiation of the contracts with Program Banks.

As of June 30, 2023, the Company managed $781.0 million of customer deposits at other banks in its capacity as custodian. These deposits provide the Company with excess deposits that can earn record keeping service fee income, typically reflective of the EFFR.

Approximately 48% of the deposit portfolio was subject to these higher card processing expenses during the 2023 fiscal third quarter that are derived from the terms of contractual agreements with certain BaaS partners. These agreements are tied to a rate index, typically the EFFR.

RESULTS OF OPERATIONS

General
The Company recorded net income of $45.1 million, or $1.68 per diluted share, for the three months ended June 30, 2023, compared to net income of $22.4 million, or $0.76 per diluted share, for the three months ended June 30, 2022. Total revenue for the fiscal 2023 third quarter was $165.2 million, an increase of $39.1 million, or 31%, compared to the same quarter in fiscal 2022, primarily driven by an increase in both noninterest income and net interest income.

The Company recorded net income of $127.7 million, or $4.62 per diluted share, for the nine months ended June 30, 2023, compared to net income of $133.0 million, or $4.44 per diluted share, for the nine months ended June 30, 2022. Total revenue for the nine months ended June 30, 2023 was $543.5 million, an increase of $65.6 million, or 31%, compared to the same period of the prior fiscal year. The increase is primarily driven by increases in interest income and card and deposit fees along with the $10.0 million gain on sale of trademarks recognized during the nine months ended June 30, 2023, partially offset by the $50.0 million gain on sale of trademarks recognized during the prior fiscal year period.

Net Interest Income
Net interest income for the third quarter of fiscal 2023 was $97.5 million, an increase of 35% from the same quarter in fiscal 2022. The increase was mainly attributable to increased yields, higher interest-earning asset balances and an improved earning asset mix. For the nine months ended June 30, 2023, the net interest income was $282.9 million, an increase of 24%, from $227.6 million compared to the same period in the prior fiscal year.

The Company’s average interest-earning assets for the third fiscal quarter increased by $244.4 million to $6.33 billion compared with the same quarter in fiscal 2022, primarily due to growth in loans and leases and an increase in total investment balances, partially offset by a decrease in cash balances. The third quarter average outstanding balance of loans and leases increased $171.6 million compared to the same quarter of the prior fiscal year, primarily due to an increase in commercial finance loans, partially offset by decreases in consumer finance loans, warehouse finance loans, and tax services loans.

Fiscal 2023 third quarter NIM increased to 6.18% from 4.76% in the third fiscal quarter of last year. When including contractual card processing expense, adjusted NIM would have been 4.88% in the fiscal 2023 third quarter compared to 4.62% during the fiscal 2022 third quarter. The overall reported tax equivalent yield (“TEY”) on average earning assets increased 142 basis points to 6.31% compared to the prior fiscal year quarter, primarily driven by an increase in loan and lease, investment securities, and cash yields. The yield on the loan and lease portfolio was 8.31% compared to 6.69% for the comparable period last year and the TEY on the securities portfolio was 2.96% compared to 2.14% over that same period.

For the nine months ended June 30, 2023, NIM was 5.98%, an increase of 126 basis points from 4.72% compared to the same period in the prior fiscal year. NIM, tax-equivalent for the nine months ended June 30, 2023 increased to 6.00% from 4.73% in the same period of the prior fiscal year.

The Company's cost of funds for all deposits and borrowings averaged 0.13% during the fiscal 2023 third quarter, as compared to 0.12% during the prior fiscal year quarter. The Company's overall cost of deposits was 0.01% in the fiscal third quarter of 2023, as compared to 0.01% during the prior year quarter. When including contractual card processing expense, the Company's overall cost of deposits was 1.41% in the fiscal 2023 third quarter, as compared to 0.16% during the prior year quarter.

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

	Three Months Ended June 30,
	2023			2022
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)
Interest-earning assets:
Cash and fed funds sold	$248,865	$2,441	3.93%	$309,324	$787	1.02%
Mortgage-backed securities	1,533,122	10,234	2.68%	1,395,149	7,381	2.12%
Tax exempt investment securities	145,474	989	3.45%	173,192	851	2.50%
Asset-backed securities	188,039	2,120	4.52%	210,815	750	1.43%
Other investment securities	292,025	2,320	3.19%	246,218	1,596	2.60%
Total investments	2,158,660	15,663	2.96%	2,025,374	10,578	2.14%
Commercial finance	3,268,780	68,174	8.37%	2,949,813	50,785	6.91%
Consumer finance	225,470	4,665	8.30%	300,352	4,964	6.63%
Tax services	52,477	25	0.19%	62,934	53	0.34%
Warehouse finance	372,498	8,378	9.02%	434,532	6,739	6.22%
Total loans and leases	3,919,225	81,242	8.31%	3,747,631	62,541	6.69%
Total interest-earning assets	6,326,750	$99,346	6.31%	6,082,329	$73,906	4.89%
Noninterest-earning assets	574,840			695,468
Total assets	$6,901,590			$6,777,797

Interest-bearing liabilities:
Interest-bearing checking	$339	$—	0.22%	$292	$—	0.33%
Savings	69,310	7	0.04%	82,989	7	0.03%
Money markets	126,994	76	0.24%	101,943	53	0.21%
Time deposits	6,224	3	0.19%	8,709	9	0.40%
Wholesale deposits	5,794	78	5.38%	8,554	25	1.19%
Total interest-bearing deposits	208,661	164	0.32%	202,487	94	0.19%
Overnight fed funds purchased	78,320	1,057	5.42%	19,353	72	1.50%
Subordinated debentures	19,549	355	7.28%	36,480	1,444	15.87%
Other borrowings	14,850	305	8.24%	17,056	145	3.40%
Total borrowings	112,719	1,717	6.11%	72,889	1,661	9.14%
Total interest-bearing liabilities	321,380	1,881	2.35%	275,376	1,755	2.56%
Noninterest-bearing deposits	5,686,581	—	—%	5,538,585	—	—%
Total deposits and interest-bearing liabilities	6,007,961	$1,881	0.13%	5,813,961	$1,755	0.12%
Other noninterest-bearing liabilities	206,708			213,293
Total liabilities	6,214,669			6,027,254
Shareholders' equity	686,921			750,543
Total liabilities and shareholders' equity	$6,901,590			$6,777,797
Net interest income and net interest rate spread including noninterest-bearing deposits		$97,465	6.19%		$72,151	4.77%

Net interest margin			6.18%			4.76%
Tax-equivalent effect			0.02%			0.01%
Net interest margin, tax-equivalent(2)			6.20%			4.77%
(1) Tax rate used to arrive at the TEY for the three months ended June 30, 2023 and 2022 was 21%.
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

	Nine Months Ended June 30,
	2023			2022
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)
Interest-earning assets:
Cash and fed funds sold	$345,268	$10,000	3.87%	$570,806	$2,067	0.48%
Mortgage-backed securities	1,551,208	30,972	2.67%	1,194,869	16,690	1.87%
Tax exempt investment securities	150,065	2,959	3.34%	190,076	2,575	2.29%
Asset-backed securities	162,049	4,541	3.75%	323,080	3,045	1.26%
Other investment securities	297,278	7,104	3.19%	269,561	4,482	2.22%
Total investments	2,160,600	45,576	2.87%	1,977,586	26,792	1.86%
Commercial finance	3,111,814	187,038	8.04%	2,858,837	148,678	6.95%
Consumer finance	203,928	15,279	10.02%	315,933	18,970	8.03%
Tax services	173,905	10,637	8.18%	228,181	13,126	7.69%
Warehouse finance	327,982	20,563	8.38%	448,358	20,816	6.21%
Community banking	—	—	—%	46,471	1,525	4.39%
Total loans and leases	3,817,629	233,517	8.18%	3,897,780	203,115	6.97%
Total interest-earning assets	6,323,497	$289,093	6.13%	6,446,172	$231,974	4.83%
Noninterest-earning assets	592,064			783,251
Total assets	$6,915,561			$7,229,423

Interest-bearing liabilities:
Interest-bearing checking	$352	$1	0.29%	$324	$1	0.32%
Savings	67,287	19	0.04%	82,211	18	0.03%
Money markets	130,403	225	0.23%	93,262	157	0.23%
Time deposits	6,791	7	0.14%	8,670	34	0.52%
Wholesale deposits	65,314	2,150	0.41%	82,754	190	0.23%
Total interest-bearing deposits	270,147	2,402	1.19%	267,221	400	0.20%
Overnight fed funds purchased	49,865	1,845	4.95%	38,111	135	0.47%
Subordinated debentures	19,555	1,065	7.28%	61,505	3,432	7.46%
Other borrowings	15,319	854	7.46%	17,857	443	3.32%
Total borrowings	84,739	3,764	5.94%	117,473	4,010	4.56%
Total interest-bearing liabilities	354,886	6,166	2.32%	384,694	4,410	1.53%
Noninterest-bearing deposits	5,699,937	—	—%	5,843,962	—	—%
Total deposits and interest-bearing liabilities	6,054,823	$6,166	0.14%	6,228,656	$4,410	0.10%
Other noninterest-bearing liabilities	192,240			203,283
Total liabilities	6,247,063			6,431,939
Shareholders' equity	668,498			797,484
Total liabilities and shareholders' equity	$6,915,561			$7,229,423
Net interest income and net interest rate spread including noninterest-bearing deposits		$282,927	5.99%		$227,564	4.73%

Net interest margin			5.98%			4.72%
Tax-equivalent effect			0.02%			0.01%
Net interest margin, tax-equivalent(2)			6.00%			4.73%
(1) Tax rate used to arrive at the TEY for the nine months ended June 30, 2023 and 2022 was 21%.
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

Provision for Credit Losses
The Company recognized a provision for credit losses of $1.8 million and $48.3 million for the three and nine months ended June 30, 2023, compared to a reversal of provision for credit losses expense of $1.3 million and a provision of $31.2 million for the comparable periods in the prior fiscal year. The increase in provision for credit losses during the current quarter compared to the prior fiscal year period was primarily driven by increases in the commercial finance portfolio. Net charge-offs were $4.2 million for the quarter ended June 30, 2023, compared to $12.2 million for the quarter ended June 30, 2022. Net charge-offs attributable to the commercial finance and consumer finance portfolios for the current quarter were $2.6 million and $1.9 million, respectively, while a recovery of $0.3 million was recognized in the tax services portfolio.

Noninterest Income
Fiscal 2023 third quarter noninterest income increased to $67.7 million, compared to $54.0 million for the same period of the prior fiscal year. The increase was primarily attributable to increases in card and deposit fees, rental income, and other income. The period-over-period increase was partially offset by a reduction in tax services fee income.

The increase in card and deposit fee income was primarily from servicing fee income on off-balance sheet deposits, which totaled $14.6 million during the 2023 fiscal third quarter, as compared to $18.2 million for the fiscal quarter ended March 31, 2023 and $0.5 million for the fiscal quarter ended June 30, 2022.

Noninterest income for the nine months ended June 30, 2023 increased to $260.5 million from $250.4 million for the same period of the prior fiscal year.

Noninterest Expense
Noninterest expense increased 19% to $114.6 million for the fiscal 2023 third quarter, from $96.7 million for the same quarter last year. The increase was primarily attributable to increases in compensation expense, card processing expense, operating lease equipment depreciation, impairment expense, and other expense. The period-over-period increase was partially offset by a decrease in legal and consulting expense and tax services expense. During the third quarter of fiscal year 2023, the Company recognized $2.7 million of impairment expense related to its Pathward Venture Capital business.

The card processing expense increase was due to structured agreements with BaaS partners. The amount of expense paid under those agreements is based on an agreed upon rate index that varies depending on the deposit levels, floor rates, market conditions, and other performance conditions. Generally, this rate index averages between 50% to 85% of the EFFR and reprices immediately upon a change in the EFFR. Approximately 48% of the deposit portfolio was subject to these higher card processing expenses during the 2023 fiscal third quarter. For the fiscal quarter ended June 30, 2023, card processing expenses related to these structured agreements were $20.5 million, as compared to $20.4 million for the fiscal quarter ended March 31, 2023 and $2.2 million for the fiscal quarter ended June 30, 2022.

Noninterest expense for the nine months ended June 30, 2023 increased to $346.8 million from $282.2 million for the same period of the prior fiscal year.
Income Tax Expense
The Company recorded an income tax expense of $3.2 million, representing an effective tax rate of 6.6%, for the fiscal 2023 third quarter, compared to income tax expense of $7.0 million, representing an effective tax rate of 22.6%, for the third quarter last fiscal year. The current quarter decrease in income tax expense was primarily due to an increase in investment tax credits recognized ratably when compared to the prior year quarter.

The Company originated $21.4 million in renewable energy leases during the fiscal 2023 third quarter, resulting in $5.8 million in total net investment tax credits. During the third quarter of fiscal 2022, the Company originated $4.4 million in renewable energy leases resulting in $1.0 million in total net investment tax credits. Investment tax credits related to renewable energy leases are recognized ratably based on income throughout each fiscal year. For the nine months ended June 30, 2023, the Company originated $50.9 million in renewable energy leases, compared to $26.9 million for the comparable prior year period. The timing and impact of future renewable energy tax credits are expected to vary from period to period, and the Company intends to undertake only those tax credit opportunities that meet the Company's underwriting and return criteria.

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

The Company believes that the level of allowance for credit losses at June 30, 2023 was appropriate and reflected probable losses related to these loans and leases; however, there can be no assurance that all loans and leases will be fully collectible or that the present level of the allowance will be adequate in the future. See the section below titled “Allowance for Credit Losses” for further information.

The table below sets forth the amounts and categories of the Company's nonperforming assets.

(Dollars in thousands)	June 30, 2023	September 30, 2022
Nonperforming Loans and Leases
Nonaccruing loans and leases:
Commercial finance	$30,170	$13,375
Total nonaccruing loans and leases	30,170	13,375

Accruing loans and leases delinquent 90 days or more:
Commercial finance	6,542	4,142
Consumer finance	2,087	2,793
Tax services(1)	—	8,873
Total accruing loans and leases delinquent 90 days or more	8,629	15,808
Total nonperforming loans and leases	38,799	29,183

Other Assets
Nonperforming operating leases	1,981	1,736

Foreclosed and repossessed assets:
Commercial finance	—	1
Total foreclosed and repossessed assets	—	1

Total other assets	1,981	1,737
Total nonperforming assets	$40,780	$30,920
Total as a percentage of total assets	0.55%	0.46%
(1) Certain tax services loans do not bear interest.

The Company's nonperforming loans and leases at June 30, 2023 were $38.8 million, representing 0.93% of total gross loans and leases, compared to $29.2 million, or 0.82% of total gross loans and leases at September 30, 2022. The increase in the nonperforming assets as a percentage of total assets at June 30, 2023 compared to September 30, 2022, was primarily driven by an increase nonperforming loans in the commercial finance portfolio.

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

On the basis of management’s review of its loans, leases, and other assets, at June 30, 2023, the Company had classified loans and leases of $189.7 million as substandard, $13.8 million as doubtful and none as loss. At September 30, 2022, the Company classified loans and leases of $203.7 million as substandard, $4.0 million as doubtful and none as loss.

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

The Company's ACL totaled $81.9 million at June 30, 2023, an increase compared to $45.9 million at September 30, 2022. The increase in the ACL at June 30, 2023, when compared to September 30, 2022, was primarily due to a $33.1 million increase in the seasonal tax services loan portfolio and a $2.4 million increase in the commercial finance portfolio.

The following table presents the Company's ACL as a percentage of its total loans and leases.

	As of the Period Ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Commercial finance	1.35%	1.53%	1.62%	1.46%	1.56%
Consumer finance	0.92%	1.99%	1.54%	0.86%	2.44%
Tax services	70.20%	53.77%	2.01%	0.05%	54.29%
Warehouse finance	0.10%	0.10%	0.10%	0.10%	0.10%
Total loans and leases	2.01%	2.27%	1.50%	1.30%	2.04%
Total loans and leases excluding tax services	1.21%	1.40%	1.50%	1.30%	1.44%

The Company's ACL as a percentage of total loans and leases decreased to 2.01% at June 30, 2023 from 2.27% at March 31, 2023 and increased from 1.30% at September 30, 2022. The decrease in the total loans and leases coverage ratio at June 30, 2023 compared to March 31, 2023 was primarily driven by the commercial finance and consumer finance portfolios, partially offset by an increase in the seasonal tax services portfolio. The decrease in the consumer finance was related to seasonal activity. The increase in the total loans and leases coverage ratio at June 30, 2023 when compared to September 30, 2022 was primarily driven by the seasonal tax services portfolio. The year-over-year increase in the allowance related to the seasonal tax services portfolio was primarily attributable to prior year charge-off activity related to a partner the Company did not renew after the 2022 tax season. The Company expects to continue to diligently monitor the ACL and adjust as necessary in future periods to maintain an appropriate and supportable level.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within these financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Management has identified its critical accounting policies, which are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations. These policies involve complex and subjective decisions and assessments. Some of these estimates may be uncertain at the time they are made, could change from period to period, and could have a material impact on the financial statements. A discussion of the Company’s critical accounting policies and estimates can be found in the Company's Annual Report on Form 10-K for the year ended September 30, 2022. There were no significant changes to these critical accounting policies and estimates during the first nine months of fiscal 2023.

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

At June 30, 2023, the Company had unfunded loan and lease commitments of $1.71 billion. Management believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs. The liquidity sources as of June 30, 2023 include $781 million in off-balance sheet deposits and $515 million in cash and cash equivalents. When factoring in additional resources, such as the Federal Home Loan Bank, the Fed Discount Window and other unsecured funding and wholesale options, the Company has over $3 billion in total available liquidity options as of June 30, 2023.

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

The Capital Rules require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined). At June 30, 2023, both the Company and the Bank exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements. The Company and the Bank took the AOCI opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.

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

At June 30, 2023	Company	Bank	Minimum to be Adequately Capitalized Under Prompt Corrective Action Provisions	Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
Tier 1 leverage capital ratio	8.40%	8.67%	4.00%	5.00%
Common equity Tier 1 capital ratio	11.52	12.17	4.50	6.50
Tier 1 capital ratio	11.79	12.17	6.00	8.00
Total capital ratio	13.45	13.42	8.00	10.00

The following table provides a reconciliation of the amounts included in the table above for the Company.

(Dollars in thousands)	Standardized Approach(1) June 30, 2023
Total stockholders' equity	$677,721
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	298,092
LESS: Certain other intangible assets	22,372
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	12,157
LESS: Net unrealized gains (losses) on available for sale securities	(207,358)
LESS: Noncontrolling interest	(631)
ADD: Adoption of Accounting Standards Update 2016-13	2,017
Common Equity Tier 1(1)	555,106
Long-term borrowings and other instruments qualifying as Tier 1	13,661
Tier 1 minority interest not included in common equity Tier 1 capital	(454)
Total Tier 1 capital	568,313
Allowance for credit losses	60,489
Subordinated debentures, net of issuance costs	19,566
Total capital	$648,368
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

(Dollars in thousands)	At June 30, 2023
Total stockholders' equity	$677,721
LESS: Goodwill	309,505
LESS: Intangible assets	21,830
Tangible common equity	346,386
LESS: AOCI	(207,896)
Tangible common equity excluding AOCI	$554,282

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

CONTRACTUAL OBLIGATIONS

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations" in the Company’s Annual Report on Form 10-K for its fiscal year ended September 30, 2022 for a summary of our contractual obligations as of September 30, 2022. There were no material changes outside the ordinary course of our business in contractual obligations from September 30, 2022 through June 30, 2023.

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

The Company believes that its growing portfolio of longer duration deposits generated from its BaaS business line provides a stable and profitable funding vehicle, but also subjects the Company to greater risk in a falling interest rate environment than it would otherwise have without this portfolio. This risk is due to the fact that, while asset yields may decrease in a falling interest rate environment, the Company cannot significantly reduce interest costs associated with these deposits, which thereby compress the Company’s net interest margin.

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

The EAR analysis used in the following table reflects the required analysis used no less than quarterly by management. It models basis point parallel shifts in market interest rates over the next one-year period. The following table shows the results of the scenarios as of June 30, 2023:

Net Sensitive Earnings at Risk
		Change in Interest Income/Expense for a given change in interest rates
		Over/(Under) Base Case Parallel Shift
(Dollars in Thousands)	Book Value	-200	-100	Base	+100	+200	+300	+400
Total interest-sensitive income	6,607,817	375,358	402,027	428,318	454,263	480,236	506,128	532,178
Total interest-sensitive expense	455,290	8,601	11,312	14,441	18,191	21,941	25,729	29,492
Net interest-sensitive income		366,757	390,715	413,877	436,072	458,295	480,399	502,686

Percentage change from base		-11.4%	-5.6%	—%	5.4%	10.7%	16.1%	21.5%

The EAR analysis reported at June 30, 2023, shows that total interest-sensitive income will change more rapidly than total interest-sensitive expense over the next year. IRR is a snapshot in time. The Company’s business and deposits are predictably cyclical on a weekly, monthly and yearly basis. The Company’s static IRR results could vary depending on which day of the week the month ends, primarily related to payroll processing and timing of when certain programs are prefunded and when the funds are received.
Under EVE analysis, the economic value of financial assets, liabilities and off-balance sheet instruments is derived under each rate scenario. The economic value of equity is calculated as the difference between the estimated market value of assets and liabilities, net of the impact of off-balance sheet instruments.

The EVE analysis used in the following table reflects the required analysis used no less than quarterly by management. It models immediate basis point parallel shifts in market interest rates. The following table shows the results of the scenarios as June 30, 2023:

Economic Value Sensitivity
	Standard (Parallel Shift)
	Economic Value of Equity at Risk %
	-200	-100	+100	+200	+300	+400
Percentage change from base	-10.3%	-4.3%	3.3%	6.1%	8.4%	10.9%

The EVE at risk reported at June 30, 2023 shows that the economic value of equity position is expected to benefit from rising interest rates due to the large amount of noninterest-bearing funding.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management evaluated the Company's disclosure controls and procedures. The evaluation was performed under the direction of the Company's Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of June 30, 2023, of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were designed effectively to ensure timely alerting of material information relating to the Company required to be included in the Company's periodic SEC filings.

The Company had previously disclosed a material weakness related to access permissions in two loan systems which resulted in a lack of segregation of duties over disbursements in which select individuals had the ability to both initiate and approve disbursements indicating that the user access provisioning and user entitlement review monitoring controls did not function to a precise level to ensure segregation of duties was maintained. The remediation of this condition was completed as of June 30, 2023.

REMEDIATION PLAN FOR PREVIOUSLY REPORTED MATERIAL WEAKNESS

The Company completed a broad risk assessment across all financially significant applications to identify and monitor conflicting roles which has strengthened the control environment surrounding user access controls.

User access provisioning preventative controls were strengthened to monitor for the conflicting roles identified in the risk assessment described above. System entitlement detective reviews have increased frequency from annual to quarterly cycles. Management has also implemented a system application control to systematically restrict the ability to both initiate and disburse funds in one of the significant commercial systems which had inappropriate access leading to the material weakness. In combination, management believes remediation of the material weakness has occurred as of June 30, 2023.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Based on this evaluation, management concluded that, as of the end of the period covered by this report, there were changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) that were reported in the prior fiscal year and prior quarters where remediation was completed during the fiscal third quarter to which this report relates that could have materially affected the Company’s internal controls over financial reporting, as described above.

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

Item 1A. Risk Factors.

A description of our risk factors can be found in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. There were no material changes to those risk factors during the nine months ended June 30, 2023, except that the following risk factors are hereby updated or added:

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

Adverse developments or concerns affecting the financial services industry in general or specific financial institutions, such as bank closures and other developments in the United States banking industry could adversely affect our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar events, have in the past and may in the future lead to erosion of customer confidence in the banking system, deposit volatility, liquidity issues, stock price volatility, and other adverse developments. For example, the closures of Silicon Valley Bank ("SVB") and Signature Bank in March 2023 led to disruption and volatility, including deposit outflows and increased need for liquidity, at certain banks. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, it is not certain that the Federal Reserve or FDIC will treat future bank failures similarly. On May 1, 2023, First Republic Bank was also closed by its primary state regulator, which appointed the FDIC as receiver, and the FDIC announced that JP Morgan Chase Bank, National Association agreed to assume all of First Republic Bank's deposits and substantially all of its assets with an estimated cost to the Deposit Insurance Fund of approximately $13 billion.

Similarly, inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Any sale of investment securities that are held in an unrealized loss position by financial institutions for liquidity or other purposes will cause actual losses to be realized. There can be no assurance that there will not be additional bank failures or issues such as liquidity concerns in the broader financial services industry or in the U.S. financial system as a whole. Adverse financial market and economic conditions can exert downward pressure on stock prices, security prices, and credit availability for financial institutions without regard to their underlying financial strength. The volatility and economic disruption resulting from the failures of SVB and Signature Bank particularly impacted the price of securities issued by financial institutions, including us.

While we did not experience any abnormal changes in our total outstanding deposit balances following the bank closures and related events, we experienced changes in deposit balances resulting from typical seasonal fluctuations due to the nature of our business. While our deposit base primarily consists of millions of retail cards and other small dollar accounts with an average balance less than $1,000 and we maintain a liquidity position with numerous funding options available totaling over $3.0 billion as of June 30, 2023, we cannot be assured that unusual deposit withdrawal activity will not affect banks generally in the future or us in particular. Continued uncertainty regarding or worsening of the severity or duration of the volatility in the banking industry could also adversely impact our estimate of our ACL and related provision for credit losses. In connection with the bank closures, the United States federal bank regulators announced that losses to support uninsured deposits of the closed banks would be recovered via a special assessment on banks, which along with related costs to the Deposit Insurance Fund could led to an increase in our deposit insurance assessments.

Any of these impacts, or any other impacts resulting from the events described above, could have a material adverse effect on our liquidity and our current and/or projected business operations and financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities.

The Company's Board of Directors authorized a 6,000,000 share repurchase program on September 3, 2021 that was publicly announced on September 7, 2021 and is scheduled to expire on September 30, 2024. The table below sets forth information regarding repurchases of our common stock during the fiscal 2023 third quarter.

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(1)(2)	Total Number Of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number Of Shares that may yet be Purchased Under the Plans or Programs
April 1 to 30	—	$—	—	2,468,283
May 1 to 31	490,120	43.83	490,120	1,978,163
June 1 to 30	—	—	—	1,978,163
Total	490,120		490,120
(1) All shares not purchased as part of the Company's publicly announced repurchase program were acquired in satisfaction of the tax withholding obligations of holders of restricted stock unit awards, which vested during the quarter.
(2) The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

Item 5. Other Information

Adoption or Termination of Trading Arrangements by Directors and Executive Officers

During the fiscal quarter ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the 1934 Act) informed us of the adoption or termination of any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K, except as described in the table below.

Name and Title	Date Adopted	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration(2)	Date Terminated
Glen Herrick, EVP Chief Financial Officer	May 16, 2023	Rule 10b5-1 Trading Arrangement(3)	Up to 20,000 shares to be sold	November 1, 2023 to January 30, 2024	Not applicable
(1) Except as indicated by footnote, the trading arrangement marked as "Rule 10b5-1 Trading Arrangement" in the above table (the "Trading Arrangement") is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the "Rule").
(2) The Trading Arrangement permits transactions through: (a) the termination or suspension of the Trading Arrangement, or (b) the earliest to occur of (i) the date set forth in the above table, (ii) completion of all sales under the Trading Arrangement, (iii) receipt of notice of Mr. Herrick’s death, or (iv) receipt of notice of the commencement of any proceedings in respect of or triggered by Mr. Herrick’s bankruptcy or insolvency. The Trading Arrangement only permits transactions after expiration of the applicable mandatory cooling-off period under the Rule.
(3) Compiled with the then-applicable requirements of Rule 10b5-1(c) when adopted in May 2023.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Section 302 certification of Chief Executive Officer.

31.2	Section 302 certification of Chief Financial Officer.

32.1	Section 906 certification of Chief Executive Officer.

32.2	Section 906 certification of Chief Financial Officer.

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Condensed Consolidated Statements of Financial Condition, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements, tagged in summary and in detail.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

PATHWARD FINANCIAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATHWARD FINANCIAL, INC.

Date: August 8, 2023	By:	/s/ Brett L. Pharr
Brett L. Pharr,
Chief Executive Officer and Director

Date: August 8, 2023	By:	/s/ Glen W. Herrick
Glen W. Herrick,
Executive Vice President and Chief Financial Officer