Form 10-K
period 2023-09-30
PATHWARD FINANCIAL, INC.
filed 2023-11-21
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023
OR
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 31, 2023, the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the NASDAQ Global Select Market as of such date, was $1.1 billion.

As of November 15, 2023, there were 25,989,063 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K -- Portions of the Proxy Statement for the Annual Meeting of Stockholders expected to be held February 27, 2024 are incorporated by reference into Part III of this report.

PATHWARD FINANCIAL, INC.
FORM 10-K

i

FORWARD-LOOKING STATEMENTS

PATHWARD FINANCIAL, INC. ("Pathward Financial" or the "Company" or "us") and its wholly-owned subsidiary, Pathward®, National Association ("Pathward®, N.A" or "Pathward" or "the Bank") may from time to time make written or oral “forward-looking statements,” including statements contained in this Annual Report on Form 10-K, the Company’s other filings with the Securities and Exchange Commission (the "SEC"), the Company’s reports to stockholders, and other communications by the Company and Pathward, N.A., which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” “target,” or the negative of those terms, or other words of similar meaning or similar expressions. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements are based on information currently available to us and assumptions about future events, and include statements with respect to the Company’s beliefs, expectations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such risks, uncertainties and other factors may cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Such statements address, among others, the following subjects: future operating results including our performance expectations; the performance of our securities portfolio; future effective tax rate; the impact of card balances related to government stimulus programs; progress on key initiatives, including the impact of measures expected to increase efficiencies or reduce expenses; customer retention; loan and other product demand; new products and services; credit quality; the level of net charge-offs and the adequacy of the allowance for credit losses; and technology. The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: maintaining our executive management team; expected growth opportunities may not be realized or may take longer to realize than expected; the potential adverse effects of unusual and infrequently occurring events, including the impact on financial markets from geopolitical conflicts such as the military conflicts in Ukraine and the Middle East; weather-related disasters, or public health events, such as the COVID-19 pandemic, and any governmental or societal responses thereto; our ability to achieve brand recognition for Pathward equal to or greater than we enjoyed for MetaBank; our ability to successfully implement measures designed to reduce expenses and increase efficiencies; changes in trade, monetary, and fiscal policies and laws, including actual changes in interest rates and the Fed Funds rate, and their related impacts on macroeconomic conditions, customer behavior, funding costs and loan and securities portfolios; changes in tax laws; the strength of the United States' economy, and the local economies in which the Company operates; adverse developments in the financial services industry generally such as bank failures, responsive measures to mitigate and manage such developments, related supervisory and regulatory actions and costs, and related impacts on customer behavior; inflation, market, and monetary fluctuations; our liquidity and capital positions, including the sufficiency of our liquidity; the timely and efficient development of new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value and acceptance of these products and services by users; Pathward's ability to maintain its Durbin Amendment exemption; the risks of dealing with or utilizing third parties, including, in connection with the Company’s prepaid card and tax refund advance businesses, the risk of reduced volume of refund advance loans as a result of reduced customer demand for or usage of Pathward’s strategic partners’ refund advance products; our relationship with, and any actions which may be initiated by, our regulators; changes in financial services laws and regulations, including laws and regulations relating to the tax refund industry and the insurance premium finance industry; technological changes, including, but not limited to, the protection of our electronic systems and information; the impact of acquisitions and divestitures; litigation risk; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by Pathward of its status as a well-capitalized institution; changes in consumer borrowing, spending, and saving habits; losses from fraudulent or illegal activity; technological risks and developments and cyber threats, attacks, or events; and the success of the Company at maintaining its high quality asset level and managing and collecting assets of borrowers in default should problem assets increase.

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

PART I

Item 1.     Business.

General

Pathward Financial, a registered bank holding company ("BHC") that has elected to be a financial holding company ("FHC"), was incorporated in Delaware on June 14, 1993. Pathward Financial's principal assets are all the issued and outstanding shares of the Bank, a chartered national bank, the accounts of which are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC") as administrator of the Deposit Insurance Fund (“DIF”). Unless the context otherwise requires, references herein to the Company include Pathward Financial and the Bank, and all subsidiaries of Pathward Financial, direct or indirect, on a consolidated basis.

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

The Company's purpose of Financial Inclusion for All™ means everyone deserves access to high quality financial services. This is why for the past two decades Pathward Financial has been building solutions to help those who have been underserved by traditional banking providers.

The Company strives to remove barriers to financial access and promote economic mobility by working with third parties to provide responsible, secure, high quality financial products that contribute to the social and economic benefit of communities at the core of the real economy. Pathward Financial aims to increase financial availability, choice, and opportunity across two business lines: BaaS and Commercial Finance. These strategic business lines provide end-to-end support to individuals and businesses.

As a nationally chartered bank, Pathward sits at the hub of the financial ecosystem where traditional banking and financial technology intersect. With expert talent and access to world-class partners, Pathward moves money seamlessly across a multitude of solutions while mitigating risk by anticipating changes to a complicated, regulatory landscape.

The Bank, a wholly-owned full-service banking subsidiary of Pathward Financial, operates through three reportable segments (Consumer, Commercial, and Corporate Services/Other). See Note 17. Segment Reporting for further information on the reportable segments.

The business of the Bank is to collaborate with partners through the BaaS business line to provide solutions that attract stable deposits and generate fee income. The deposits are primarily invested into loan and lease products offered through the Commercial Finance business line. In addition to originating loans and leases, the Bank also occasionally contracts to sell loans, such as consumer credit product loans, government guaranteed loans, and other commercial loans to third party buyers. The Bank also sells and purchases loan participations from time to time to and from other financial institutions, as well as mortgage-backed securities ("MBS") and other investments permissible under applicable regulations.

The Consumer segment includes the BaaS business line, which collaborates with partners to navigate payment and lending needs. With capabilities ranging from prepaid cards and deposit accounts to payment processing and consumer lending, the Company empowers its partners to deliver programs that provide a financial path forward for all.

The Company offers the following innovative solutions: payment, issuing, credit, and tax. Payment solutions accept and process payments for all customers' personal and business needs. The Bank moves funds daily through high speed banking rails, including ACH, wire transfers, and push to debit. With its issuing solutions, Pathward is one of the leading debit and prepaid card issuers in the country and holds funds for the programs of its partners in order to provide the consumer protections of a traditional bank account. Credit solutions enable the Bank's partners' lending solutions that serve the borrowing needs of customers in a diverse credit pool. Tax solutions offer tax-related financial products, such as electronic refund advances and refund transfers, that ease the pressure of tax season and help over 30,000 independent tax offices stay competitive in a crowded marketplace.

The Commercial segment includes the Company's Commercial Finance business line, which helps businesses access funds they need to launch, operate, and grow. Pathward's innovative approach and customized financial products offer the flexibility traditional bank products cannot. This diverse range of commercial finance products is available through the following lending solutions: working capital, equipment finance, structured finance, and insurance premium finance.

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

First Midwest Financial Capital Trust I, a wholly-owned subsidiary of Pathward Financial, was established in July 2001 and Crestmark Capital Trust I, a wholly-owned subsidiary of Pathward Financial and acquired by the Company in August 2018, was established in June 2005. Both subsidiaries were established for the purpose of issuing trust preferred securities.

Lending Activities

General
The Company focuses its lending activities on the origination of commercial finance loans and leases, consumer finance loans and tax services loans. The Company emphasizes credit quality and seeks to avoid undue concentrations of loans and leases to a single industry or based on a single class of collateral. The Company has established lending policies that include a number of underwriting factors it considers in making a loan, including loan-to-value ratio, cash flow, interest rate and credit history of the borrower. At September 30, 2023, the Company’s loans and leases receivable, net of allowance for credit losses, totaled $4.32 billion, or 57% of the Company’s total assets, as compared to $3.49 billion, or 52%, at September 30, 2022.

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

At September 30, 2023, the Company’s largest lending relationship to a single borrower or group of related borrowers totaled $112.5 million. The Company had 24 other lending relationships in excess of $19.0 million as of September 30, 2023.

Loan and Lease Portfolio Composition
The following table shows the composition of the Company’s loan and lease portfolio by fixed- and adjustable-rate at the dates indicated.

	At September 30,
	2023		2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Fixed-rate loans and leases
Commercial finance	$2,426,782	55.8%	$1,872,256	53.1%
Consumer finance	254,416	5.8%	169,659	4.8%
Tax services	5,192	0.1%	9,098	0.3%
Warehouse finance	141,421	3.2%	252,276	7.1%
Total fixed-rate loans and leases	2,827,811	64.9%	2,303,389	65.3%
Adjustable-rate loans and leases
Commercial finance	1,296,376	29.7%	1,151,417	32.6%
Warehouse finance	235,494	5.4%	74,574	2.1%
Total adjustable-rate loans and leases	1,531,870	35.1%	1,225,991	34.7%
Total loans and leases	4,359,681	100.0%	3,529,280	100.0%
Deferred fees and discounts	6,435		7,025
Allowance for credit losses	(49,705)		(45,947)
Total loans and leases receivable, net	$4,316,411		$3,490,358

The following table illustrates the contractual maturities of the Company’s loan and lease portfolio and the distribution by changes in interest rates for loans with a contractual maturity greater than one year at September 30, 2023.

	Loan Maturities					Loans Maturing After One Year
(Dollars in thousands)	Due in 1 Year Or Less	Due After 1 Year Through 5 Years	After 5 Years Through 15 Years	After 15 Years	Total	Fixed Interest Rate	Floating/Variable Interest Rate
Commercial finance	$1,113,826	$1,637,413	$621,725	$350,194	$3,723,158	$1,441,679	$1,167,653
Consumer finance	34,089	218,584	1,743	—	254,416	220,327	—
Tax services	5,192	—	—	—	5,192	—	—
Warehouse finance	105,668	271,247	—	—	376,915	85,604	185,643
Total loans and leases	$1,258,775	$2,127,244	$623,468	$350,194	$4,359,681	$1,747,610	$1,353,296

Commercial Finance
The Company's Commercial Finance business line offers a variety of products through its working capital, equipment finance, structured finance, and insurance premium finance lending solutions. These products include term lending, asset-based lending, factoring, lease financing, insurance premium finance, government guaranteed lending and other commercial finance products offered on a nationwide basis.

Term Lending. The Bank originates a variety of collateralized conventional term loans and notes receivable. While terms range from three years to 25 years, the weighted average life of these loans is approximately 53 months. These term loans may be secured by equipment, recurring revenue streams, or real estate. Credit risk is managed through setting loan amounts appropriate for the collateral based on information including equipment cost, appraisals, valuations, and lending history. The Bank follows standardized loan policies and established and authorized credit limits and applies attentive portfolio management, which includes monitoring past dues, financial performance, financial covenants, and industry trends. As of September 30, 2023, 11% of the term lending portfolio exposure is concentrated in solar/alternative energy, most of which are construction projects that will convert to longer term government guaranteed facilities upon completion of the construction phase. Equipment finance agreements make up 55% of the term lending total as of September 30, 2023. The remaining 34% are a variety of investment advisory and insurance agency loans and other more traditional term equipment and general purpose commercial loans.

Asset-Based Lending. The Bank provides asset-based loans secured by short-term assets such as accounts receivable and inventory. Asset-based loans may also be secured by equipment supported by third party independent appraisals. The primary sources of repayment are the collection of the receivables and/or the sale of the inventory securing the loan, as well as the operating income of the borrower. Loans are typically revolving lines of credit with terms of one year to three years. Credit risk is managed through advance rates appropriate for the collateral (generally, advance rates on accounts receivable ranges from 80% to 90% and inventory advance rates range from 40% to 60%). In certain cases, inventory advances are supported by the third party independent appraisals. Collateral is further supported and verified via field audits conducted up to three times per year. All asset-based facilities have standardized loan policies, established and authorized credit limits, attentive portfolio management and the use of lock box agreements and similar arrangements which result in the Company receiving and controlling the debtors' cash receipts. As of September 30, 2023, approximately 60% of asset-based loans were backed by accounts receivable.

Factoring. The Bank provides factoring lending where customers provide detailed accounts receivable reporting for lending arrangements. The factoring customers are diversified as to industry and geography. With these loans, the Commercial Finance business lends a percentage of eligible accounts receivable invoices. Advance rates generally range between 80% and 95%. Credit risk is managed through standardized advance policies, established and authorized credit limits, verification of receivables, attentive portfolio management and the use of lock box agreements and similar arrangements which result in the Company receiving and controlling the customer's cash receipts. In addition, customers generally guarantee the payment of purchased accounts receivable.

Lease Financing. The Bank provides creative, flexible lease solutions for equipment needs of its customers. Leases that transfer substantially all of the benefits and risks of ownership to the lessee are accounted for as sales-type or direct financing leases. The lease may contain provisions that transfer ownership to the lessee at the end of the initial term, contain a bargain purchase option or allow for purchase of the equipment at fair market value. Residual values are estimated at the inception of the lease. Lease maturities are generally no greater than 84 months.

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

SBA and USDA. The Bank originates loans through programs partially guaranteed by the SBA or USDA. SBA loans are made to small businesses and professionals. Generally, the Bank provides USDA loans to alternative energy project developers and the hotel industry. Certain guaranteed portions of these loans may be sold to the secondary market. See "Originations, Sales and Servicing of Loans and Leases" below for further details.

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

Consumer Finance
The Bank offers a variety of installment and revolving consumer lending products through its credit solutions. The Bank designs its credit program relationships with certain desired outcomes, including liquidity, credit protection, and risk retention by the program partner. The Bank believes the benefits of these outcomes not only support its goals but the goals of the credit program partner as well. The Bank designs its program credit protections in a manner so that the Bank earns a reasonable risk adjusted return, but is protected by certain layers of credit support, similar to what you would find in structured finance. Certain loans are sold to third parties based on terms and conditions within the Program Agreement. See "Originations, Sales and Servicing of Loans and Leases" below for further details.

Tax Services
The Bank's BaaS business line offers tax solutions, which includes short-term refund advance loans and short-term electronic return originator ("ERO") advance loans.

Refund Advance Loans. Refund advance loans are unsecured loans to taxpayers that are determined to be eligible based on underwriting criteria designed for this product. Due to the nature of refund advance loans, it typically takes no more than three e-file cycles (the period of time between scheduled IRS payments) from when the return is accepted by the IRS to collect from the borrower. In the event of default, the Bank has no recourse against the taxpayer. When collection of principal becomes doubtful, the Bank will charge off the balance of a refund advance loan on September 30. Any remaining balances are charged off at the end of the calendar year. The Bank may record recoveries of previously charged off loans if collected in subsequent tax years.

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

Originations, Sales and Servicing of Loans and Leases
The Company, from time to time, sells loans and leases, and in some cases, loan participations, generally without recourse. At September 30, 2023, there were no outstanding loans sold by the Company with recourse. When loans or leases are sold, the Company may retain the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. The servicing fee is recognized as income over the life of the loans. As of September 30, 2023, the Company was servicing $318.8 million of SBA/USDA loans and $13.7 million of term lending loans.

The Company may sell the guaranteed portion of its SBA 7(a) loans and USDA program loans in the secondary market. These sales have resulted in gains for the Company at the time of sale and created a stream of future servicing income. When the Company sells the guaranteed portion of its loans, it retains credit risk on the non-guaranteed portion of the loans, and, if a customer defaults on the loan, the Company shares any loss and recovery related to the loan pro-rata with the SBA or USDA, as applicable. If the SBA or USDA establishes that a loss on a guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by the Company, the SBA or USDA may seek recovery of the principal loss related to the deficiency from the Company, which could materially adversely affect our business, results of operations and financial condition.

In the normal course of business, the Company enters into off-balance sheet transactions with special purpose entities ("SPEs"). See Note 1 to the "Notes of Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Date" of this Annual Report on Form 10-K, for more information on these transactions.

In periods of economic uncertainty, the Company’s ability to originate large dollar volumes of loans and leases may be substantially reduced or restricted, with a resultant decrease in related loan origination fees, other fee income and operating earnings. In addition, the Company’s ability to sell loans may substantially decrease if potential buyers reduce their purchasing activities.

The following table shows the loan and lease originations (including draws, loan and lease renewals, and undisbursed portions of loans and leases in process), purchases, and sales and repayment activities of the Company for the periods indicated.

	Fiscal Year Ended September 30,
(Dollars in thousands)	2023	2022
Originations
Commercial finance	$11,268,857	$11,554,312
Consumer finance	1,842,021	1,530,128
Tax services	1,493,109	1,898,511
Total loans and leases originated	14,603,987	14,982,951
Purchases
Commercial finance	480	3,098
Warehouse finance	212,706	112,255
Total loans and leases purchased	213,186	115,353
Sales and Repayments
Sales:
Commercial finance	16,610	66,397
Consumer finance	1,123,271	932,747
Community banking	—	183,457
Total loans and leases sales	1,139,881	1,182,601
Repayments:
Loan and lease principal repayments	12,751,261	14,029,362
Total principal repayments	12,751,261	14,029,362
Total reductions	13,891,142	15,211,963

Increase (decrease) in other items, net	(43,270)	27,612
Net increase (decrease)	$882,761	$(86,047)

Nonperforming Assets, Other Loans and Leases of Concern and Classified Assets
The following table sets forth the Company’s loan and lease delinquencies by type, by amount and by percentage of type at September 30, 2023.

	30-59 Days			60-89 Days			> 89 Days Past Due
(Dollars in thousands)	Number of Loans	Amount	Percent of Category	Number of Loans	Amount	Percent of Category	Number of Loans	Amount	Percent of Category
Loans held for sale	27	$626	2.3%	25	$549	4.5%	15	$306	1.1%

Commercial finance	364	23,434	86.6%	255	9,143	75.5%	981	20,352	72.8%
Consumer finance	2,140	2,992	11.1%	731	2,425	20.0%	696	2,210	7.9%
Tax services (1)	—	—	—%	—	—	—%	—	5,082	18.2%
Total loans and leases held for investment	2,504	$26,426	97.7%	986	$11,568	95.5%	1,677	$27,644	98.9%
Total loans and leases	2,531	$27,052	100.0%	1,011	$12,117	100.0%	1,692	$27,950	100.0%
(1) The tax services loans past due represented the aggregate remaining balance of the tax services loan portfolio.

Delinquencies 90 days and over constituted 0.63% of total loans and leases and 0.37% of total assets.

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

The table below sets forth the amounts and categories of the Company’s nonperforming assets.

	At September 30,
(Dollars in thousands)	2023	2022
Nonperforming Loans and Leases
Nonaccruing loans and leases:
Commercial finance	$37,372	$13,375
Total nonaccruing loans and leases	37,372	13,375
Accruing loans and leases delinquent 90 days or more:
Loans held for sale	306	—
Commercial finance	11,242	4,142
Consumer finance	2,210	2,793
Tax services(1)	5,082	8,873
Total accruing loans and leases delinquent 90 days or more	18,840	15,808
Total nonperforming loans and leases	56,212	29,183

Other Assets
Nonperforming operating leases	1,764	1,736

Foreclosed and repossessed assets:
Commercial finance	—	1
Total foreclosed and repossessed assets	—	1
Total other assets	1,764	1,737
Total nonperforming assets	$57,976	$30,920
Total as a percentage of total assets	0.77%	0.46%
(1) Certain tax services loans do not bear interest.

For the fiscal year ended September 30, 2023, gross interest income, which would have been recorded had the nonaccruing loans and leases been current in accordance with their original terms, was insignificant, none of which was included in interest income.

Nonaccruing Loans and Leases. At September 30, 2023, the Company had $37.4 million in nonaccruing loans and leases, which constituted 0.8% of the Company's gross loan and lease portfolio. At September 30, 2022, the Company had $13.4 million in nonaccruing loans which constituted 0.4% of its gross loan and lease portfolio. The fiscal 2023 increase in nonaccruing loans and leases was primarily driven by one sizable relationship within the commercial finance portfolio.

Accruing Loans and Leases Delinquent 90 Days or More. At September 30, 2023, the Company had $18.8 million in accruing loans and leases delinquent 90 days or more, compared to $15.8 million at September 30, 2022. The increase in balance of accruing loans and leases 90 days or more past due was primarily within the commercial finance portfolio, partially offset by a reduction within the seasonal tax services portfolio.

For information on classified assets, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Asset Quality” of this Annual Report on Form 10-K.

Allowance for Credit Losses. ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments requires the use of a current expected credit losses ("CECL") methodology to determine the allowance for credit losses ("ACL") for loans and debt securities held to maturity. CECL requires loss estimates for the remaining estimated life of the assets to be measured using historical loss data, adjustments for current conditions, and adjustments for reasonable and supportable forecasts of future economic conditions. See Note 1 to the "Notes of Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, for more information of the ACL.

The following table sets forth an analysis of the Company’s ACL.

	At September 30,
(Dollars in thousands)	2023	2022
Balance at beginning of period	$45,947	$68,281
Charge-offs:
Commercial finance	(18,894)	(25,422)
Consumer finance	(2,263)	(4,787)
Tax services	(38,741)	(30,852)
Total charge-offs	(59,898)	(61,061)
Recoveries:
Commercial finance	3,245	6,334
Consumer finance	—	345
Tax services	2,963	2,762
Community banking	—	424
Total recoveries	6,208	9,865

Net (charge-offs) recoveries	(53,690)	(51,196)
Provision for credit losses	57,448	28,862
Balance at end of period	$49,705	$45,947

Ratio of net charge-offs during the period to average loans outstanding during the period	1.36%	1.34%
Ratio of net charge-offs during the period to average loans outstanding during the period (excluding tax loans and tax net charge-offs)	0.47%	0.63%
Ratio of net charge offs during the period to nonperforming assets at year end	92.61%	165.58%
Allowance to total loans and leases	1.14%	1.30%
Ratio of allowance to total nonaccrual loans	1.33	3.44
For more information on the Provision for Credit Losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Annual Report on Form 10-K.

The following table presents net loan charge-offs per lending category and the percentage of net charge-offs to average loan and lease balances.

	At and For the Fiscal Year Ended September 30,
	2023			2022
(Dollars in thousands)	Net Loan Charge-offs	Average Outstanding Balance	Percent of Net Charge-offs to Average Loans	Net Loan Charge-offs	Average Outstanding Balance	Percent of Net Charge-offs to Average Loans
Term lending	$9,476	$1,184,055	0.8%	$9,580	$1,040,003	0.9%
Asset-based lending	2,317	369,686	0.6%	(416)	358,683	(0.1)%
Factoring	1,513	342,447	0.4%	9,140	380,544	2.4%
Lease financing	1,176	190,661	0.6%	(335)	235,475	(0.1)%
Insurance premium finance	1,162	558,018	0.2%	541	444,184	0.1%
SBA/USDA	5	409,296	—%	578	258,039	0.2%
Other commercial finance	—	166,422	—%	—	167,657	—%
Commercial finance	15,649	3,220,585	0.5%	19,088	2,884,585	0.7%
Consumer finance	2,263	231,242	1.0%	4,442	295,356	1.5%
Tax services	35,778	141,210	25.3%	28,090	179,611	15.6%
Warehouse finance	—	343,168	—%	—	433,121	—%
Community banking	—	—	—%	(424)	34,758	(1.2)%
Total	$53,690	$3,936,205	1.4%	$51,196	$3,827,431	1.3%

The distribution of the Company’s ACL at the dates indicated is summarized as follows:

	At September 30,
	2023		2022
(Dollars in thousands)	Amount	Percent of Loans and Leases in Each Category of Total Loans and Leases	Amount	Percent of Loans and Leases in Each Category of Total Loans and Leases
Term lending	$25,686	30.0%	$24,621	30.9%
Asset-based lending	2,738	8.8%	1,050	10.0%
Factoring	6,566	8.2%	6,556	10.5%
Lease financing	3,302	4.2%	5,902	6.0%
Insurance premium finance	2,637	18.4%	1,450	13.5%
SBA/USDA	2,962	12.0%	3,263	10.2%
Other commercial finance	3,089	3.8%	1,310	4.5%
Commercial finance	46,980	85.4%	44,152	85.6%
Consumer finance	2,346	5.8%	1,463	4.8%
Tax services	2	0.1%	5	0.3%
Warehouse finance	377	8.7%	327	9.3%
Total	$49,705	100.0%	$45,947	100.0%

Management closely monitors economic developments and considers these factors when assessing the appropriateness of its ACL. The Company's ACL as a percentage of total loans and leases decreased to 1.14% at September 30, 2023 from 1.30% at September 30, 2022. The decrease in the total loans and leases coverage ratio was primarily driven by a decrease in the coverage ratio for the commercial finance portfolio which was due to both quantitative and qualitative factors. The Company expects to continue to diligently monitor the ACL and adjust as necessary in future periods to maintain an appropriate and supportable level.

Management believes that, based on a detailed review of the loan and lease portfolio, historic loan and lease losses, current economic conditions, the size of the loan and lease portfolio and other factors, the level of the ACL at September 30, 2023 reflected an appropriate allowance against expected credit losses from the lending portfolio. Although the Company maintains its ACL at a level it considers to be appropriate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan and lease losses will not be required in future periods.

Investment Activities

General
The investment policy of the Company generally is to invest funds among various categories of investments and maturities based upon the Company’s need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings and to fulfill the Company’s asset/liability management policies. The Company’s investment and MBS portfolios are managed in accordance with a written investment policy, which is implemented by members of the Company’s Asset/Liability Committee. The Company closely monitors balances in these accounts and maintains a portfolio of highly liquid assets to fund potential deposit outflows or other liquidity needs. To date, the Company has not experienced any unexpected significant outflows related to the BaaS business line deposits, though no assurance can be given that this will continue to be the case.

As of September 30, 2023, investment securities and MBS with fair values of approximately $773.6 million and $996.9 million were pledged as collateral to the Federal Reserve Bank (“FRB”) and the Federal Home Loan Bank of Des Moines (“FHLB”), respectively, to secure various obligations of the Company. For additional information regarding the Company’s collateralization of borrowings, see Note 11 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Investments
It is the Company’s general policy to purchase investment securities which are U.S. Government-related securities, U.S. Government-related agency and instrumentality securities, U.S. Government-related agency or instrumentality collateralized securities, state and local government obligations and overnight federal funds.

As of September 30, 2023, the Company had total investment securities, excluding MBS, with an amortized cost of $682.1 million compared to $623.4 million as of September 30, 2022. At September 30, 2023, $602.5 million, or 99%, of the Company’s investment securities were pledged to secure various obligations of the Company. Many of the Company’s municipal holdings are able to be pledged at both the FRB and the FHLB.

The following table sets forth the carrying value of the Company’s investment securities portfolio, excluding MBS, at the dates indicated.

	At September 30,
(Dollars in thousands)	2023	2022
Investment Securities Available for Sale ("AFS")
Corporate securities	$18,250	$22,187
Asset-backed securities	246,199	147,790
SBA securities	85,242	97,768
Obligations of states and political subdivisions	2,289	2,344
Non-bank qualified obligations of states and political subdivisions	226,723	263,783
Subtotal debt securities AFS	578,703	533,872
Investment Securities Held to Maturity ("HTM")
Non-bank qualified obligations of states and political subdivisions(1)	34,415	39,093
Subtotal debt securities HTM	34,415	39,093
FRB and FHLB stock	28,210	28,812
Total investment securities and FRB and FHLB stock	$641,328	$601,777
Other Interest-Earning Assets
Interest bearing deposits in other financial institutions and federal funds sold(2)	$262,225	$295,752
(1) Includes no taxable obligations of states and political subdivisions.
(2) From time to time, the Company maintains balances in excess of insured limits at various financial institutions, including the FRB, the FHLB, and other private institutions. At September 30, 2023, the Company had $260.3 million and $1.9 million in interest bearing deposits held at the FRB and FHLB, respectively. At September 30, 2022, the Company had $294.5 million and $1.3 million in interest bearing deposits held at the FRB and FHLB, respectively.

Debt Securities
The composition and maturities of the Company’s available for sale ("AFS") and held to maturity ("HTM") investment debt securities portfolios at September 30, 2023, excluding equity securities and mutual funds, FRB and FHLB stock, and MBS, are indicated in the following table. The actual maturity of certain municipal housing related securities is typically less than its stated contractual maturity due to scheduled principal payments and prepayments of the underlying mortgages.

	At September 30, 2023
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
(Dollars in thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Debt Securities AFS
Corporate securities	$—	$—	$18,250	$—	$25,000	$18,250
Asset-backed securities	—	—	—	246,199	255,384	246,199
SBA securities	1,094	4,659	45,617	33,872	95,549	85,242
Obligations of states and political subdivisions	1,800	134	355	—	2,368	2,289
Non-bank qualified obligations of states and political subdivisions	2,077	5,499	2,206	216,941	269,396	226,723
Total debt securities AFS	$4,971	$10,292	$66,428	$497,012	$647,697	$578,703
Weighted average yield(1)	4.29%	6.73%	6.97%	6.45%	4.05%	6.48%
Debt Securities HTM
Non-bank qualified obligations of states and political subdivisions	$—	$—	$—	$34,415	$34,415	$29,571
Total debt securities HTM	$—	$—	$—	$34,415	$34,415	$29,571
Weighted average yield(1)	—%	—%	—%	2.47%	2.47%	5.17%
(1) Yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

The amortized cost of AFS and HTM investment debt securities increased $58.8 million at September 30, 2023 when compared to September 30, 2022 while the fair value of AFS and HTM investment debt securities increased $38.5 million over the same period. These increases were primarily driven by an increase in asset-backed securities, partially offset by a reduction in non-bank qualified obligations of state and political subdivisions.

Mortgage-Backed Securities
The Company’s mortgage-backed and related securities portfolio as of September 30, 2023 consisted of securities issued by U.S. Government agencies or instrumentalities, including those of Farmer Mac, Freddie Mac, Fannie Mae, and Ginnie Mae along with private label institutions. The Farmer Mac, Freddie Mac, Fannie Mae, and Ginnie Mae certificates are modified pass‑through MBS representing undivided interests in underlying pools of fixed‑rate, or certain types of adjustable-rate, predominantly single-family mortgages issued by these U.S. Government agencies or instrumentalities. At September 30, 2023, the Company had a diverse MBS portfolio with an amortized cost of $1.50 billion. The fair market value of the MBS portfolio at September 30, 2023 was $1.23 billion.

MBS generally increase the quality of the Company’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Company. At September 30, 2023, $1.17 billion, or 95.2%, of the Company’s MBS were pledged to secure various obligations of the Company.

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

The following table sets forth the carrying value of the Company’s MBS at the dates indicated.

	At September 30,
(Dollars in thousands)	2023	2022
Available for Sale
Farmer Mac	$70,034	$78,870
Freddie Mac	61,516	66,653
Freddie Mac CML	11,745	11,983
Fannie Mae	107,585	121,968
Ginnie Mae	746,858	814,971
Private Label	227,787	254,552
Total MBS AFS	$1,225,525	$1,348,997

Held To Maturity
Ginnie Mae	$2,176	$2,589
Total MBS HTM	$2,176	$2,589

The following table sets forth the contractual maturities of the Company’s MBS, excluding the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments, all of which typically lower the average life of these securities.

	At September 30, 2023
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Investment Securities
(Dollars in thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Available for Sale
Farmer Mac	$—	$—	$56,947	$13,087	$80,141	$70,034
Freddie Mac	—	—	21,286	40,230	74,521	61,516
Freddie Mac CML	—	—	—	11,745	12,228	11,745
Fannie Mae	—	—	4,929	102,656	127,444	107,585
Ginnie Mae	—	—	—	746,858	926,700	746,858
Private Label	—	—	—	227,787	274,602	227,787
Total MBS AFS	$—	$—	$83,162	$1,142,363	$1,495,636	$1,225,525
Weighted average yield	—%	—%	5.73%	5.93%	2.74%	5.92%

Held To Maturity
Ginnie Mae	$—	$—	$—	$2,176	$2,176	$1,854
Total MBS HTM	$—	$—	$—	$2,176	$2,176	$1,854
Weighted average yield	—%	—%	—%	2.73%	2.73%	5.75%

At September 30, 2023, the contractual maturity of approximately 93.2% of the Company’s mortgage backed-securities were in excess of ten years. The actual maturity of an MBS is typically less than its stated contractual maturity due to scheduled principal payments and prepayments of the underlying mortgages. Prepayments that are different than anticipated will affect the yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the MBS. In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of MBS, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, borrower credit scores, loan to premises value, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company’s MBS amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. During periods of rising interest rates, these prepayments tend to decelerate as the prevailing market interest rates for mortgage rates increase and prepayment incentives dissipate.

Under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs (collectively, "Topic 326") investment debt securities held to maturity are subject to an allowance for credit loss that reflects expected credit losses over the life of the financial asset, unless management concludes there is a zero risk of loss. The Company’s held to maturity debt security portfolio is limited to investments with implicit and explicit guarantees by government agencies. As a result, management has concluded a zero risk of loss associated with these securities and no provision for credit loss has been included in the Company’s Consolidated Statement of Operations. Under Topic 326, investment debt securities available for sale continue to be recorded at fair value but are subject to an allowance for credit loss that reflects the portion of an unrealized loss position related to credit factors. Any such credit loss is recorded in the Company’s Provision for Credit Loss on the Company’s Consolidated Statement of Operations. Non-credit related losses are recorded in Other Comprehensive Income in the Company’s Consolidated Statement of Condition. The adoption of CECL was inconsequential to debt securities available for sale.

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

The Company also holds non-marketable equity investments and accounts for them under the equity method, fair value, or the measurement alternative method depending on the level of significant influence the Company can exercise and the availability of fair value. All income or loss recognition or fair value adjustments, regardless of measurement methodology, are reflected in earnings as non-interest income. Non-marketable equity investments measured under the equity method, or the measurement alternative method are reviewed for impairment each reporting period and are reported in earnings if applicable.

Funding Activities

General
The Company’s sources of funds are deposits, borrowings, amortization and repayment of loan and lease principal, interest earned on or maturation of investment securities and funds provided from operations.

Borrowings, including FHLB advances, overnight federal funds purchased, repurchase agreements, other short-term borrowings, and funds available through the FRB Discount Window, may be used at times to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, may be used to compensate for short-term delays in deposit funding, may be used on a longer-term basis to support expanded lending activities, and may also be used to match the funding of a corresponding asset.

Deposits
The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company’s deposits primarily consist of demand deposit accounts, savings accounts, and money market savings accounts, many of which are related to the BaaS business line. In addition, the Company may periodically utilize brokered or other wholesale deposits to target strategic maturities related to its seasonal refund advance lending. The refund advance lending season typically lasts six weeks or less and it is generally more efficient to fund these short-term loans by using brokered deposits rather than by selling investment securities. Other sources of wholesale deposits may also be utilized periodically to take advantage of balance sheet funding opportunities.

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition.

The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company endeavors to manage the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, the Company believes that deposits related to the BaaS business line are relatively stable sources of deposits. However, the ability of the Company to attract and maintain deposits and the rates paid on these deposits has been and will continue to be significantly affected by market conditions.

During fiscal years 2020 and 2021, in partnership with the U.S. Department of the Treasury’s Bureau of the Fiscal Service (“Fiscal Service”), the Bank issued 16.5 million prepaid cards in conjunction with the three Economic Impact Payment ("EIP") stimulus programs, totaling approximately $24.15 billion. As of September 30, 2023, the Company had $897.5 million in deposits related to government stimulus funds. Of the total amount of government stimulus program deposits, $340.7 million are on activated cards while $556.8 million are on inactivated cards. During fiscal year 2024, these inactivated card balances are expected to decrease by approximately $380 million as the Company actively returns unclaimed balances to the U.S. Treasury.

At September 30, 2023, $6.38 billion of the Company’s $6.59 billion deposit portfolio was attributable to the Consumer segment. The majority of these deposits represent funds available to spend on prepaid debit cards and other stored value products, of which $6.32 billion are included with noninterest-bearing checking accounts and $57.8 million are included with savings deposits on the Company’s Consolidated Statements of Financial Condition. The BaaS business line originates debit card programs through outside sales agents and other financial institutions. As such, these deposits carry a somewhat higher degree of concentration risk than traditional consumer products. If a major customer or card program were to leave the Bank, deposit outflows could be more significant than if the Bank were to lose a more traditional customer, although it is considered unlikely that all deposits related to a program would leave the Bank without significant advance notification. As such, and as historical results indicate, the Company believes that its deposit portfolio attributable to the Consumer segment is stable. The increase in deposits arising from the BaaS business line has allowed the Bank to reduce its reliance on wholesale deposits, certificates of deposit and public funds, which typically have relatively higher costs.

For information on noninterest-bearing checking deposits, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition" of this Annual Report on Form 10-K.

Approximately 49% of the deposit portfolio during the 2023 fiscal fourth quarter was subject to variable, rate-related processing expenses that are derived from the terms of contractual agreements with certain BaaS partners. These agreements are tied to a rate index, typically the Effective Federal Funds Rate ("EFFR").

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company for the periods indicated.

	At September 30,
	2023		2022
(Dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Transactions and Savings Deposits:
Non-Interest bearing checking	$6,332,941	96.1%	$5,647,102	96.3%
Interest bearing checking	415	—%	423	—%
Savings deposits	59,041	0.9%	67,158	1.2%
Money market deposits	185,307	2.8%	137,888	2.4%
Wholesale deposits	5,944	0.1%	5,712	—%
Total transactions and savings deposits	6,583,648	99.9%	5,858,283	99.9%

Time Certificates of Deposit:
0.00 - 0.99%	5,534	0.1%	7,311	0.1%
1.00 - 1.99%	—	—%	344	—%
2.00 - 2.99%	—	—%	99	—%
Total time certificates of deposit(1)	5,534	0.1%	7,754	0.1%
Total deposits	$6,589,182	100.0%	$5,866,037	100.0%
(1) As of September 30, 2023, total time certificates of deposit included no wholesale certificates of deposit.

As of September 30, 2023 and 2022, total deposits that exceed FDIC insurance limits, or are otherwise uninsured, were estimated to be $550.7 million and $211.4 million, respectively. Estimated uninsured domestic deposits reflect amounts, disclosed in U.S. regulatory reports of the Bank, with adjustments for amounts related to consolidated subsidiaries.

The following table presents contractual maturities of estimated time deposits in excess of FDIC insurance limits or are otherwise uninsured.

	Maturity
(Dollars in thousands)	3 Months or Less	After 3 to 6 Months	After 6 to 12 Months	After 12 Months	Total
Certificates of deposit	$734	$1,126	$757	$119	$2,736

The following table shows rate and maturity information for the Company’s certificates of deposit at September 30, 2023.

(Dollars in thousands)	0.00 - 0.99%	1.00 - 1.99%	2.00 - 2.99%	Total	Percent of Total
Certificate accounts maturing in quarter ending:
December 31, 2023	$2,037	$—	$—	$2,037	36.8%
March 31, 2024	1,871	—	—	1,871	33.8%
June 30, 2024	1,257	—	—	1,257	22.7%
September 30, 2024	—	—	—	—	—%
September 30, 2025	369	—	—	369	6.7%
Thereafter	—	—	—	—	—%
Total	$5,534	$—	$—	$5,534	100.0%

Percent of total	100.0%	—%	—%	100.0%

The following table indicates the amount of the Company’s certificates of deposit by time remaining until maturity as of September 30, 2023.

(Dollars in thousands)	3 Months or Less	After 3 to 6 Months	After 6 to 12 Months	After 12 Months	Total
Certificates of deposit less than $250,000	$302	$245	$—	$—	$547
Certificates of deposit of $250,000 or more	1,735	1,626	1,257	369	4,987
Total certificates of deposit	$2,037	$1,871	$1,257	$369	$5,534

At September 30, 2023, there were no deposits from governmental or other public entities included in certificates of deposit.

For information on custodial off-balance sheet deposits, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Financial Condition” of this Annual Report on Form 10-K.

Borrowings
Although deposits are the Company’s primary source of funds, the Company’s practice has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread, or when the Company desires additional capacity to fund loan demand. Borrowings from various sources mature based on stated payment schedules.

The Company’s borrowings have historically consisted primarily of advances from the FHLB upon the security of a blanket collateral agreement of a percentage of unencumbered loans and the pledge of specific investment securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At September 30, 2023, the Bank had $13.0 million overnight borrowings with the ability to borrow up to an approximate additional $785.0 million from the FHLB.

On September 26, 2022, the Company announced the completion of a private placement of $20 million of its 6.625% Fixed-to-Floating Rate Subordinated Notes due 2032 to certain qualified institutional buyers and accredited investors. The Notes are intended to qualify as Tier 2 capital for regulatory capital purposes. The Notes were issued under an indenture with UMB Bank, N.A., as trustee. At September 30, 2023, $19.6 million in aggregate principal amount in subordinated debentures were outstanding.

On July 16, 2001, the Company issued all of the 10,310 authorized shares of Company Obligated Mandatorily Redeemable Preferred Securities of First Midwest Financial Capital Trust I (preferred securities of subsidiary trust) holding solely trust preferred securities. Distributions are paid semiannually. Cumulative cash distributions are calculated at 6-month CME Term SOFR plus 0.42826% tenor spread adjustment plus 3.75%, not to exceed 12.5%. The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond July 25, 2031. At the end of any deferral period, all accumulated and unpaid distributions must be paid. The capital securities are required to be redeemed on July 25, 2031; however, the Company has a semiannual option to shorten the maturity date. The option has not been exercised as of the date of this filing. The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption. Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of payment to all of the Company’s indebtedness and senior to the Company’s common stock. The trust preferred securities have been includable in the Company’s capital since they were issued. The preferential capital treatment of the Company’s trust preferred securities was grandfathered under the Dodd-Frank Act and is consistent with federal community bank capital rules.

Through the Crestmark Acquisition, the Company acquired $3.4 million in floating rate capital securities due to Crestmark Capital Trust I, a 100%-owned nonconsolidated subsidiary of the Company. The subordinated debentures bear interest at 3-month CME Term SOFR plus 0.26161% tenor spread adjustment plus 3.00%, have a stated maturity of 30 years from the date of issuance and are redeemable by the Company at par, with regulatory approval. The interest rate is reset quarterly at distribution dates in February, May, August, and November. The subsidiary has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.

The outstanding balance of the trust preferred securities at September 30, 2023 was $13.7 million.

The following table sets forth the maximum month-end balance and average balance of trust preferred securities, subordinated debentures, overnight fed funds purchased, and other borrowings for the periods indicated.

	Fiscal Year Ended September 30,
(Dollars in thousands)	2023	2022
Maximum Balance:
Trust preferred securities	$13,661	$13,661
Subordinated debentures	19,626	20,000
Overnight fed funds purchased	440,000	582,000
Other borrowings	2,178	4,994

Average Balance:
Trust preferred securities	$13,661	$13,661
Subordinated debentures	19,560	46,441
Overnight fed funds purchased	74,812	32,414
Other borrowings	1,447	3,829

The following table sets forth certain information as to the Company’s trust preferred securities, subordinated debentures, overnight fed funds purchased, and other borrowings.

	At September 30,
(Dollars in thousands)	2023	2022
Trust preferred securities	$13,661	$13,661
Subordinated debentures	19,591	20,000
Overnight fed funds purchased	13,000	—
Other borrowings	621	2,367
Total borrowings	$46,873	$36,028

Weighted average interest rate of trust preferred securities	9.39%	7.68%
Weighted average interest rate of subordinated debentures	6.63%	6.63%
Weighted average interest rate of overnight fed funds purchased	5.57%	—%

Payment, Issuing, and Tax Solutions

The Company's core capabilities of payment, issuing, and tax solutions focus on innovation in the fintech industry by providing solid banking infrastructure, proven tech resource partners, and high-energy collaboration that enables its partners to deliver banking programs that meet their customers' demands. The BaaS business line offers multiple payment solutions that are marketed to consumers and businesses nationwide through financial institutions and other commercial entities. Other solutions facilitate the movement of funds between an entity and the audience they serve, typically a consumer. Overall, the products and services offered by the Company are generally designed to facilitate the processing and settlement of authorized electronic transactions involving the movement of funds.

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

Payment Solutions
Acquiring Sponsorship. Payment solutions include the acceptance, processing and settlement of credit card and debit card payments by an acquiring bank on behalf of merchants. Pathward acts as an acquiring bank to sponsor acquiring activity on behalf of merchant customers by leveraging partnerships with partners who act as merchant processors, third-party service providers, ISOs, and/or payment facilitators to identify, onboard and support merchant customers.

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

Pathward is a Nacha Top 25 bank for receiving and originating payments. As of September 2023, Pathward typically processes a combined $2.5 billion per day in ACH and wire services to provide safe and efficient movement of money.

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

Pathward currently provides financial processing services for approximately 60% of freestanding ATMs nationwide providing consumers with access to funds at ATMs frequently found in malls, retail chains, convenience stores, events, fairs and other small business locations across the U.S.

Issuing Solutions
Prepaid Cards. Similar to traditional debit cards, prepaid cards are embedded with a magnetic stripe, which encodes relevant card data (which may or may not include information about the user and/or purchaser of such card), and an EMV chip, which is equipped with a microprocessor chip and the technology used to authenticate chip card transactions. When the holder of a card attempts a permitted transaction, necessary information, including the authorization for such transaction, is shared between the “point of use” or “point of sale” and authorization systems maintaining the account of record. Most recently, “virtual” prepaid cards have become popular in the industry. Virtual prepaid cards are used in both the consumer space, for example as a gift card, and in the commercial arena to facilitate accounts payable and vendor payments.

The funds associated with such cards are typically held in pooled accounts at the Bank representing the aggregate value of all cards issued in connection with particular products or programs. Although the funds are held in pooled accounts, the account of record indicates the funds held by each individual card. The cards may work in a closed loop (e.g., the card will only work at one particular merchant and will not work anywhere else), a restricted access network (e.g., the card will only work at a specific set of merchants such as a shopping mall), or in an open loop by way of a Visa, MasterCard, or Discover branded debit card that will work wherever such cards are accepted for payment. Most of the Company's prepaid cards are open loop. Pathward is one of the leading prepaid card issuers in the United States.

The prepaid card business can generally be divided into two program categories: Consumer Use and Business or Commercial Use products. These programs are typically offered through a third-party relationship.

Consumer Use. Examples of consumer use prepaid card programs include payroll, general purpose reloadable ("GPR"), reward, gift and benefit/HSA cards. Payroll cards are a product whereby an employee’s payroll is loaded to the card by their employer via direct deposit. GPR cards are usually distributed by retailers and can be reloaded an indefinite number of times at participating retail load networks. Other examples of reloadable cards are travel cards, which are used in place of traveler’s checks and can be reloaded a predetermined number of times, as well as tax-related cards where a taxpayer’s refund is placed on the card. Reloadable cards are generally open-loop cards that consumers can use to obtain cash at ATMs or purchase goods and services wherever such cards are accepted for payment.

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

Consumer Banking Solutions. Partners looking to offer financial services in an ecosystem typically employ a DDA, savings account or debit card, or combination thereof. Pathward facilitates their ability to establish a direct deposit relationship with consumers, complete with online acceptance and digital funds transfer, as well as options such as overdraft protection in times of income shortfalls and the overall benefit of improved money management.

Tax Solutions
Under the Refund Transfer program, the Bank opens a temporary bank account for each customer who is receiving an income tax refund and elects to defer payment of his or her tax preparation fees. After, the IRS and any state income tax authorities transfer the refund into the customer’s account, the net funds are transferred to the customer. The temporary deposit account remains available for use for two tax years, which allows for additional payments to be received in addition to federal and state refunds, and then the account is closed.

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

As a national bank, the Bank is supervised and examined by the Office of the Comptroller of the Currency ("OCC"), as its primary federal regulator, and the FDIC, the federal agency that administers the DIF. As a BHC, the Company is supervised and examined by the FRB. Federal banking policy is designed to protect customers of and depositors in insured depository institutions, the DIF, and the U.S. banking system.

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

Debit Card Transactions. On October 3, 2022, the Federal Reserve updated its rules concerning debit card transactions under Regulation II (12 C.F.R. Part 235) consistent with the Federal Reserve's statutory obligations under the Dodd-Frank Act. The final rule amends Regulation II to (i) specify that the requirement that each debit card transaction must be able to be processed on at least two unaffiliated payment card networks applies to card-not-present transactions, (ii) clarify the requirement that debit card issuers ensure that at least two unaffiliated networks have been enabled to process a debit card transaction, and (iii) standardize and clarify the use of certain terminology for debit card transactions, including for card-not-present transactions. The final rule, which became effective on July 1, 2023 does not impact or modify the Federal Reserve's rules on interchange fees.

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

Temporary Regulatory Capital Relief Related to Impact of CECL
In March 2020, concurrently with enactment of the CARES Act, federal banking agencies issued an interim final rule that delayed the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provided banking organizations that implemented CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. Thereafter, the federal banking agencies issued a final rule that made certain technical changes to the interim final rule. The changes in the final rule apply only to those banking organizations that elected the CECL transition relief provided under the interim rule. The Company has elected this option.

Bank Regulation and Supervision
The Bank is a national bank that is subject to broad federal regulation and oversight extending to all of its operations by its primary federal regulator, the OCC, and by its deposit insurer, the FDIC. Such regulation covers all aspects of the banking business, including lending practices, safeguarding deposits, capital structure, transactions with affiliates, and conduct and qualifications of personnel. The Bank pays assessment fees both to the OCC and the FDIC, and the level of such assessments reflects the condition of the Bank. If the condition of the Bank were to deteriorate, the level of such assessments could increase significantly, having a material adverse effect on the Company’s financial condition and results of operations. In May, 2023, the FDIC announced a proposed rulemaking with respect to a special assessment to recover the costs associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. As proposed, the assessment would be calculated based only on a bank's uninsured deposits in excess of $5 billion and therefore is not expected to impact the Company or the Bank.

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

In general, the Bank’s legal lending limit totals 15 percent of its capital and surplus plus an additional 10 percent of capital and surplus if the amount that exceeds the 15 percent general limit is fully secured by readily marketable collateral (together, referred to as the “combined general limit”). At September 30, 2023, the Bank was in compliance with the combined general limit.

The OCC announced on September 28, 2023 that its supervisory strategies for 2024 will focus on: (a) asset and liability management; (b) credit risk management and allowance for credit losses; (c) cybersecurity; (d) operations; (e) digital ledger technology activities; (f) change management; (g) payments; (h) Bank Secrecy Act/anti-money laundering/countering the financing of terrorism/Office of Foreign Assets Control; (i) consumer compliance and fair lending risk; (j) Community Reinvestment Act performance; and (k) climate-related financial risk management.

The OCC’s 2024 supervisory plan provides the foundation for policy initiatives and for supervisory strategies as applied to national banks as well as their third-party service providers subject to OCC examination. OCC staff members use the supervisory plan to guide their supervisory priorities, planning, and resource allocations. The OCC typically provides periodic updates about supervisory priorities through the Semiannual Risk Perspective process in the fall and spring of each year.

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

The FDIC imposes an assessment against all depository institutions for deposit insurance quarterly. FDIC assessment rates range from 3 to 30 basis points annually and take into account an institution’s composite CAMELS rating and other factors. Notably, the FDIC has the authority to increase an institution’s deposit insurance premium if it determines that an insured depository institution significantly relies upon brokered deposits. As of September 30, 2023, 2022 and 2021, the Bank’s deposit insurance assessment rate was 7 basis points, 5 basis points, and 5 basis points, respectively. The Bank’s deposit insurance premium expense totaled $4.3 million for 2023, $3.1 million for 2022, and $6.2 million for 2021. A significant increase in DIF insurance premiums would have an adverse effect on the operating expenses and results of operations of the Bank.

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

The Federal Deposit Insurance Act requires the FDIC to designate and publish the DRR before the beginning of each calendar year. For calendar year 2023, the FDIC set the DRR at 2.00%, which is consistent with the DRR set for each calendar year since 2011 and the FDIC's goal to maintain the DRR at or above the statutory threshold.

Brokered Deposits
The FDIC limits the ability to accept brokered deposits to those insured depository institutions that are well capitalized. Institutions that are less than well capitalized cannot accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver by the FDIC. The FDIC has defined the “national rate” for all interest-bearing deposits held by less-than-well-capitalized institutions as “a simple average of rates paid by all insured depository institutions and branches for which data are available” and has stated that its presumption is that this national rate is the prevailing rate in any market. As such, institutions that are less than well capitalized that are permitted to accept, renew or rollover brokered deposits via FDIC waiver generally may not pay an interest rate in excess of the national rate plus 75 basis points on such brokered deposits. As of September 30, 2023, the Bank categorized $64.3 million, or 1% of its deposit liabilities, as brokered deposits.

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

The Bureau issued its final Small Dollar Rule on July 22, 2020. Specifically, the Bureau revoked provisions that: (i) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer-term balloon-payment loan, including payday and vehicle title loans, without reasonably determining that consumers have the ability to repay those loans according to their terms; (ii) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (iii) exempt certain loans from the mandatory underwriting requirements; and (iv) establish related definitions, reporting, and recordkeeping requirements. However, due to continuing appellate litigation regarding the constitutionality of the Bureau's funding structure, which stems, in part, from legal challenges to the Small Dollar Rule, the effective date for nationwide compliance with the Small Dollar Rule remains uncertain at this time.
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

On June 9, 2023, the OCC, Federal Reserve, and FDIC issued final interagency guidance on risk management of third-party relationships, including third-party lending relationships. The interagency guidance is based, in part, on the OCC’s existing third-party risk management guidance from 2013 and seeks to, among other things, promote consistency in third-party risk management and provide sound risk management guidance for third-party relationships commensurate with a bank’s risk profile and complexity as well as the criticality of the activity. The final interagency guidance replaces each agency’s existing guidance on this topic (including the OCC's 2020 Frequently Asked Questions on Third-Party Relationships) and is directed to all banking organizations supervised by the OCC, Federal Reserve, and FDIC.

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

Assessments
The Dodd-Frank Act provides that, in establishing the amount of an assessment, the Comptroller of the Currency may consider the nature and scope of the activities of the entity, the amount and type of assets it holds, the financial and managerial condition of the entity and any other factor that is appropriate. The assessments are paid to the OCC on a semi-annual basis. During the fiscal year ended September 30, 2023, the Bank paid assessments (standard assessments) of $734,217 to the OCC.

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

The Capital Rules prescribe a standardized approach for risk weightings for a large and risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures, and resulting in high-risk weights for a variety of asset classes. As of September 30, 2023, the Bank exceeded all of its regulatory capital requirements and was designated as “well capitalized” under federal guidelines.

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

The Bank paid cash dividends in the amount of $110.0 million to the Company during fiscal 2023, to be used to fund share repurchases under the common stock share repurchase programs that were authorized by the Company's Board of Directors. The program authorized the Company to repurchase up to 7,500,000 shares of the Company's outstanding common stock through December 31, 2022. On September 3, 2021, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase up to an additional 6,000,000 shares of the Company's outstanding common stock on or before September 30, 2024. On August 25, 2023, the Company's Board of Directors authorized a new stock repurchase program pursuant to which the Company may repurchase up to an additional 7,000,000 shares of the Company's outstanding common stock on or before September 30, 2028. As part of its capital planning, the Company will continue to regularly assess its needs for dividends from the Bank in order to fund future share repurchases and dividends to the Company's stockholders as needed.

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

Federal Home Loan Bank System
The Bank is a member of the FHLB system through the FHLB of Des Moines, one of 11 regional FHLBs that administer the home financing credit function that is subject to regulation and supervision by the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances must be used for residential home financing.

As a member of the FHLB system, the Bank is required to purchase and maintain activity-based capital stock in the FHLB in the amount specified by the applicable FHLB's capital plan. At September 30, 2023, the Bank had in the aggregate $8.5 million in FHLB stock, which was in compliance with the FHLB of Des Moines' requirement. For the fiscal year ended September 30, 2023, dividends paid by the FHLB to the Bank totaled $0.5 million.

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

Human Capital Resources

Our mission of Financial Inclusion for All™ is foundational to our ability to attract and retain top talent who desire to have impact working with innovators to enable financial availability, choice, and opportunity for consumers and businesses in underserved markets. Our people are our number one asset and the source of our ability to deliver on our mission. We empower them by providing opportunities to grow and develop in their careers, supported by strong compensation, benefits, and health and well-being programs. We live our mission and seek to provide a diverse, inclusive, safe, and healthy workplace for all.

Demographics
The following table describes the composition of our workforce as of September 30, 2023:

Employee Type	9/30/2022	9/30/2023	Change
Full-time	1,139	1,192	4.6%
All Other Types	15	7	(53.0)%
Total Employees	1,154	1,199	3.8%

Women	56%
Minorities	20%

Diversity, Equity and Inclusion ("DEI")
We value the diversity of our employees, and we are proud of our commitment to treating our employees with dignity and respect through an inclusive work environment. We believe that diversity of backgrounds, thoughts and experiences in our organization leads to more innovative solutions for our customers and partners as we seek to understand the unique needs in the markets that we serve. All employees are expected to contribute to a culture of mutual respect and inclusion, and we promote a workplace culture that is free from discrimination, harassment, or any other form of abuse.

We approach the components of DEI as follows:

•DIVERSITY: We prioritize cultivating a culture that promotes, supports, and respects diversity among our employees, customers, partners, and community, honoring their unique perspectives that enrich their experience with us.

•EQUITY: We prioritize designing a workplace experience that meets people’s individual needs by facilitating equitable access and advancement aligned with their professional goals. For our customers and partners, we seek to identify ways we can work with people to increase their economic mobility.

•INCLUSION: We prioritize creating a culture where our employees, customers and partners have a sense of belonging and feel valued in the ways that most resonate with them.

We oversee our DEI efforts through our Environmental, Social and Governance (ESG) structure, which includes Board and executive management oversight, as well as a DEI Steering Committee that supports the implementation of our DEI strategy which is both internally and externally focused. Our people are dedicated to a spirit of stewardship and service to the customers and communities that we serve. By growing and promoting a diversity of perspectives within our employee base that reflects our diverse customer base, we can better understand their challenges and deliver on the solutions that they need.

Talent Acquisition
A core tenet of our talent system is to both develop talent from within and enrich our talent pool with external hires to support a continuous improvement mindset. We have evolved our “Talent Anywhere” recruitment strategy to source candidates in anchor geographic hubs with flexibility to hire “anywhere” domestically. This allows us to expand our talent pool to acquire the best talent available while encouraging the ability for interactivity in our hub locations to build connections and community. This reimagined recruiting strategy allows us to expand our reach beyond local candidates as a remote-first employer of choice. As part of our DEI strategy, we train our internal recruiters on how to mitigate unconscious bias in the hiring process and how to assemble diverse candidate slates for open positions.

Talent Assessment and Development
Assessing talent and leadership development are also critical areas to our talent pipeline strategy. We continue to mature and expand our talent management framework. This framework is used throughout the company to better equip Pathward to have clear line of sight on its teams’ strengths and opportunities, by identifying capabilities needed to achieve our strategy and creating action plans to close gaps. This helps ensure our internal talent supply keeps pace with demand, that we invest in our workforce with intention, have our highest performing, highest potential employees applied to our most critical work, and are preparing today’s talent for tomorrow’s needs.

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

Total Rewards
As part of our total rewards strategy, we aspire to offer and maintain market competitive total rewards programs for our employees that attract and retain superior talent. In addition to healthy base wages, we offer other variable pay depending on an employee's position, including an annual bonus or commission plan. We offer a 401(k) plan with a highly competitive company match. Our healthcare, insurance benefits, health savings and flexible spending accounts are equally competitive with a low-cost share for the employee. We understand how important it is that our employees have time away from work. To allow employees time to recharge, we offer paid time off, family leave, family care resources, flexible work schedules, adoption assistance, employee assistance programs, and other rest and family related benefits. We want our employees to be healthy and be able to bring their whole selves to the workplace.

Health and Safety
We believe the success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety, and wellness of our employees. Being a fully remote-first employer, we provide laptops and related hardware along with a stipend to enhance employees' at-home work experience. Employees also have access to our offices if they choose to work there instead. Our employees and their families are also supported with access to a variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health. We follow local, state and federal regulations issued by the Occupational Safety and Health Administration and are prepared to implement any applicable workplace requirements.

Available Information

The Company’s website address is www.pathwardfinancial.com. The Company makes available, through a link with the SEC’s EDGAR database (http://www.sec.gov), free of charge, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and statements of ownership on Forms 3, 4, and 5. Investors are encouraged to access these reports and other information about our business on our website. The information found on the Company’s website is not incorporated by reference in this or any other report the Company files or furnishes to the SEC. The Company also will provide copies of its Annual Report on Form 10-K, free of charge, upon written request to Darby Schoenfeld, SVP of Investor Relations, at the Company’s address. Also posted on the Company's website, among other things, are the Environmental, Social and Governance Report, the charters of committees of the Board of Directors, as well as the Company's Code of Business Conduct.

Item 1A. Risk Factors.

We are subject to various risks, including those described below that, individually or in the aggregate, could cause our actual results to differ materially from expected or historical results. Our business could be harmed, perhaps materially, by any of these risks, as well as other risks that we have not identified, whether due to such risks not presently being known to us, because we do not currently believe such risks to be material, or otherwise. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. Moreover, certain events including geopolitical and financial market turmoil may also have the effect of heightening many of the risks and uncertainties described in the risks discussed below. The risks discussed below also include forward-looking statements, and actual results and events may differ substantially from those discussed or highlighted in these forward-looking statements. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including the Company’s financial statements and related notes. Before making an investment decision with respect to any of our securities, you should carefully consider the following risks and uncertainties described below and elsewhere in this Annual Report on Form 10-K. See “Forward-Looking Statements.”

Risk Factor Summary

These risks and uncertainties include:

Risks Related to Our Industry and Business
•Our framework for managing risk, including our underwriting practices, may not prevent future losses.
•We are subject to credit risk in connection with our lending and leasing activities, and our financial condition and results of operations may be negatively impacted by factors that adversely affect our borrowers.
•If our actual credit losses exceed our allowance for credit losses, our net income will decrease.
•Our earnings are significantly affected by general business, political and economic conditions.
•Adverse developments or concerns affecting the financial services industry or specific financial institutions could adversely affect our financial condition and results of operations.
•Ineffective liquidity management could adversely affect our financial condition and results of operation.
•Our investments in certain tax-advantaged projects may not generate anticipated returns, causing an adverse impact on our results of operations.
•The residual value of leased equipment at the time of its disposition may be less than forecasted at the time we entered into the lease.
•Changes in interest rates could adversely affect our results of operations and financial condition.
•We operate in an extremely competitive market, and our business will suffer if we are unable to compete effectively.
•Our business could suffer if consumer behaviors, or other factors, in connection with the use of prepaid cards change, or there are adverse developments with respect to the prepaid financial services industry in general.
•Our operations depend upon third-party relationships; our ability to maintain such relationships and such third parties' performances could adversely affect our business.
•We derive a significant percentage of our deposits, total assets and income from deposit accounts that we generate through Payments' customer relationships, of which a limited number of program manager relationships are particularly significant to our operations.
•We are exposed to fraud losses from customer accounts.
•We are exposed to settlement and other losses from payments customers.
•Our business strategy includes plans for organic growth, and our financial condition and results of operation could be adversely affected if we fail to grow or fail to manage our growth effectively.
•Acquisitions and other strategic transactions, or the failure to consummate such transactions, could disrupt our business and harm our financial condition and may not yield the intended benefits.
•New lines of business or new products and services may subject us to additional risks.
•An impairment charge of goodwill or other intangibles could have a material adverse impact on our financial condition and results of operations.
•We may incur losses due to fraudulent and negligent acts, as well as errors, by third parties or our employees.
•Security breaches involving us, the Bank or any third parties with which we do business could expose us to liability and litigation, adversely affecting our reputation and operating revenues.

•Failure to comply satisfactorily with certain privacy and data protection laws, regulations and standards to which we are subject could adversely affect our reputation and operating revenues.
•Our reputation and financial condition may be harmed by system failures, computer viruses and other technological interruptions to our operations.
•Agency, technological, or human error could lead to tax refund processing delays, which could adversely affect our reputation and operating revenues.
•The Commercial Finance business line generates government-backed loans funded by the Bank, any of which could be negatively impacted by a variety of factors.
•Agreements between the Bank and third parties to market and service Bank-originated consumer loans may subject the Bank to credit, fraud and other risks, as well as claims from regulatory agencies and third parties that, if successful, could negatively impact the Bank's current and future business.
•The OCC's grant of bank charters to fintech companies and special purpose fintech charter could present a market risk to us generally and the BaaS business line specifically.
•The loss or transition of key members of our senior management team or key employees in the Bank's divisions, or our inability to attract and retain qualified personnel, could adversely affect our business.
•We regularly assess our investments in technology, and changes in technology could be costly.
•Our ability to receive dividends from the Bank could affect our liquidity and ability to pay dividends on our common stock and interest on our trust preferred securities.
•Unclaimed funds represented by unused value of the cards presents compliance and other risks.

Risks Related to Regulation of the Company and the Bank
•We operate in a highly regulated environment, and our failure to comply with laws and regulations, or changes in laws and regulations to which we are subject, may adversely affect our business, prospects, results of operations and financial condition.
•The Bureau's rulemaking and enforcement of prohibitions against unfair, deceptive or abusive practices have directly impacted, and may continue to impact, the Bank's consumer financial products and service offerings.
•Regulatory scrutiny of bank provision of BaaS solutions and related technology considerations has recently increased.
•Increased scrutiny and evolving expectations from stakeholders with respect to environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.
•We will be subject to heightened regulatory requirements if our total assets exceed $10 billion as of December 31 of any calendar year.
•We will become subject to reduced interchange income and could face related adverse business consequences if our total assets exceed $10 billion as of December 31 of any calendar year.
•Any change in the Bank's ability to gather brokered deposits may adversely impact the Bank.
•As a bank holding company, we are required to serve as a "source of strength" for the Bank.
•If we fail to maintain sufficient capital, our financial condition, liquidity, results of operations, and compliance with regulatory requirements would be adversely affected.
•Changes in federal, state and local tax laws, interpretations of existing laws, or adverse determinations by tax authorities, could increase our tax burden or otherwise have a material adverse effect on our business, financial condition and results of operations.

General Risk Factors
•The price of our common stock may be volatile, which may result in losses for investors.
•An investment in our common stock is not an insured deposit.
•Future sales or additional issuances of our capital stock may depress prices of shares of our common stock or otherwise dilute the book value of shares then outstanding.
•Changes in accounting policies or accounting standards, or changes in how accounting standards are interpreted or applied, could materially affect how we report our financial results and condition.
•If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and our reputation.
•Federal regulations and our organizational documents may inhibit a takeover, prevent a transaction you favor or limit our growth opportunities, causing the market price of our common stock to decline.
•We may not be able to pay dividends in the future in accordance with past practice.
•Catastrophic events could negatively impact our operations, the operations of third parties with which we do business, and the communities in which we do business.

•Legal challenges to and regulatory investigations of our, or the Bank’s operations could have a significant material adverse effect on us.
•Our reputation and business could be damaged by negative publicity.
•Existing insurance policies may not adequately protect us and our subsidiaries.

Risks Related to Our Industry and Business

Our framework for managing risk, including our underwriting practices, may not prevent future losses.

We have established processes and procedures intended to identify, measure, monitor, report, and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk, and reputational risk, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies, as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. For example, if our underwriting practices or criteria fail to adequately identify, price, and mitigate credit risks, such as risks related to continued economic disruption and the risk in our refund advance loan portfolio that the IRS or the relevant state revenue department does not pay our customer's tax refund in full or the risk that any of our EROs will facilitate or engage in malfeasance or offer the Bank's products and services in a manner that does not comply with applicable law or contractual representations, warranties and covenants, it is possible that losses in our loan portfolio will exceed the amounts the Bank has set aside for loss reserves and result in reduced interest income and increased provision for credit losses, which could have an adverse effect on our financial condition and results of operations. Any resulting deterioration in our loan and lease portfolio could also cause a decrease in our capital, which would make it more difficult to maintain regulatory capital compliance. Further, risk mitigation techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the specific circumstances and timing of such outcomes, which may result in the Bank or any of its business lines incurring unexpected losses.

We are subject to credit risk in connection with our lending and leasing activities, and our financial condition and results of operations may be negatively impacted by factors that adversely affect our borrowers.

We, through the Bank and its business lines, originate various types of loans and leases, and our financial condition and results of operations are affected by the ability of borrowers to repay their loans or leases in a timely manner. Borrowers may be unable to repay their loans due to various factors, some of which are outside of their control. Similarly, borrowers under our commercial loans and related financing products (typically, small- to medium-sized businesses) may be more susceptible to even mild or moderate economic declines than larger commercial borrowers, which may subject the Bank and, ultimately, us, to a higher risk of loan loss. Many borrowers have been negatively impacted by recent events impacting financial, real estate, and securities markets, including geopolitical turmoil, rising interest rates, inflation, adverse developments in the financial services industry, and other recent events that have caused market and economic volatility, and may continue to be similarly or more severely affected in the future. The risk of non-payment by borrowers is assessed through our underwriting processes and other risk management practices, which may not be able to fully identify, price and mitigate such risk. See "Our framework for managing risk, including our underwriting practices, may not prevent future losses." Despite those efforts, we do and will experience loan and lease losses, and our financial condition and results of operations will be adversely affected by those loan and lease losses.

If our actual credit losses exceed our allowance for credit losses, our net income will decrease.

We make various assumptions and subjective judgments about the collectability of our loan and lease portfolio, including the creditworthiness of our borrowers and the value of the assets serving as collateral for the repayment of our loans and leases, which are subject to change. Despite our underwriting and monitoring practices, our loan and lease customers may not repay their loans and leases according to their terms, and the collateral securing the payment of these loans and leases may be insufficient to pay any remaining loan and lease balance. We may experience significant credit losses due to nonpayment by our borrowers, which could have a material adverse effect on our overall financial condition and results of operation, as well as the value of our common stock. Because we must use assumptions to establish our allowance for credit losses, the current allowance for credit losses may not be sufficient to cover actual credit losses, and increases in the allowance, which may be significant, may be necessary. In addition, federal and state regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize loan charge-offs. Material additions to our allowance would materially decrease our net income. We cannot provide any assurance that our monitoring procedures and policies will reduce certain lending risks or that our allowance for credit losses will be adequate to cover actual losses.

Our earnings are significantly affected by general business, political and economic conditions.

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

The electronic payments industry, including the prepaid financial services segment within that industry in which the BaaS business line operates, depends heavily upon the overall level of consumer spending, which may decrease if economic or political conditions in the United States deteriorate and result in a reduction of the number of our prepaid accounts that are purchased or reloaded, the number of transactions involving our cards and the use of our reloadable card products and related services. A sustained reduction in the use of our products and related services, either as a result of a general reduction in consumer spending or as a result of a disproportionate reduction in the use of card-based payment systems, would materially harm our business, results of operations and financial condition.

Adverse developments or concerns affecting the financial services industry or specific financial institutions could adversely affect our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar events, have in the past and may in the future lead to erosion of customer confidence in the banking system, deposit volatility, liquidity issues, stock price volatility, and other adverse developments. For example, the closures of Silicon Valley Bank ("SVB") and Signature Bank in March 2023, and First Republic Bank in May 2023, led to disruption and volatility, including deposit outflows and increased need for liquidity, at certain banks. Although depositors of these banks were largely protected, it is not certain that the Federal Reserve or FDIC will treat future bank failures similarly.

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

While we did not experience any abnormal changes in our total outstanding deposit balances following the bank closures in March and May 2023 and related events, we experienced changes in deposit balances resulting from typical seasonal fluctuations due to the nature of our business. While our deposit base primarily consists of millions of retail cards and other small dollar accounts with an average balance less than $1,000 and we maintain a liquidity position with numerous funding options available totaling over $2.6 billion as of September 30, 2023, we cannot be assured that unusual deposit withdrawal activity will not affect banks generally in the future or us in particular. Continued uncertainty regarding or worsening of the severity or duration of the volatility in the banking industry could also adversely impact our estimate of our allowance for credit losses and related provision for credit losses.

Any of these impacts, or any other impacts resulting from the events described above, could have a material adverse effect on our liquidity and our current and/or projected business operations and financial condition and results of operations.

Ineffective liquidity management could adversely affect our financial condition and results of operation.

Liquidity is essential to our business. We rely on different sources in order to meet our potential liquidity demands. Our primary sources of funds are deposits, derived principally through our BaaS business line, borrowings, principal and interest payments on loans and leases and mortgage-backed securities, and maturing investment securities. We also utilize wholesale deposit sources to provide temporary funding when necessary or when favorable terms are available. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy generally. Any decline in available funding in amounts adequate to finance our activities or on terms which are acceptable could adversely impact our ability to originate loans, invest in securities, meet our expenses or fulfill our obligations, such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources” of this Form 10-K.

Our investments in certain tax-advantaged projects may not generate anticipated returns, causing an adverse impact on our results of operations.
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

Through our Commercial Finance business line, we engage in equipment leasing activities. The market value of any given piece of leased equipment could be less than its depreciated value at the time it is sold due to various factors, including factors beyond our control. The market value of used leased equipment depends on several factors, including:

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

Our earnings depend substantially on our interest rate spread, which is the difference between (i) the interest rates we earn on loans, securities, and other interest-earning assets, and (ii) the interest rates we pay on deposits, other borrowings, and other interest-bearing liabilities. We are exposed to interest rate risk because our interest-earning assets and interest-bearing liabilities do not react uniformly or concurrently to changes in interest rates since the two have different time periods for adjustment and can be tied to different measures of rates. These rates are highly sensitive to many factors beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities, including the Federal Reserve. Throughout 2022 and 2023, the Federal Reserve has raised the federal funds rate to its current targeted rate between 5.25% and 5.5% in an effort to curb inflation. As market interest rates rise, we experience competitive pressures to increase the rates we pay on deposits, which may decrease our net interest income. In addition, inflationary pressures will increase our operating costs and could have a significant negative effect on our borrowers and the values of collateral securing loans, which could negatively affect our financial performance. In addition, certain of our noninterest income and noninterest expenses are subject to adverse effect in a rising interest rate environment. The Bank monitors its interest rate risk exposure; however, the Bank can provide no assurance that its efforts will appropriately protect the Bank in the future from interest rate risk exposure. For additional information, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

We operate in an extremely competitive market, and our business will suffer if we are unable to compete effectively.

We encounter significant competition in all of our market areas and national business lines from other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, factoring companies, card issuers, securities brokerage firms, insurance companies, money market mutual funds and other financial intermediaries, including but not limited to fintech or neobank financial intermediaries. Some of our and the Bank's competitors have substantially greater resources and lending limits, may be subject to less regulation than we are, may offer services that we do not or cannot provide and, due to their size and other factors, may be able to offer services at more competitive rates. Our profitability depends upon both our ability to compete successfully in our market areas and the Bank's and the divisions' ability to compete in their various business markets.

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

Several banking institutions have adopted business strategies similar to ours, particularly with respect to the banking-as-a-service business. This competition, and competition in any of the Bank's other business lines, may increase our costs, reduce our revenues or revenue growth, result in fragmented market share and a failure to enjoy economies of scale or make it difficult for us to compete effectively in maintaining and obtaining additional customer relationships.

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

Our operations depend upon third-party relationships; our ability to maintain such relationships and such third parties' performances could adversely affect our business.
The Bank has entered into numerous arrangements with third parties with respect to the operations of its business, as described in Part I, Item 1 "Business." Upon the expiration of the then-current term, any such agreements may not be renewed by the third party or may be renewed on terms less favorable to the Bank. In some cases, such agreements may permit the third party to unilaterally prescribe certain business practices and procedures with respect to the Bank and its business lines (as is the case under agreements between Payments and Discover, MasterCard, Visa and other card networks) or terminate the agreement early under certain circumstances (as is the case under our program management agreement with EFS with respect to certain H&R Block financial services if the Bank should lose its exemption from the “Durbin Amendment”). To the extent any agreement with a service provider is terminated, we may not be able to secure alternate service providers, and, even if we do, the terms with alternate providers may not be as favorable as those currently in place. In addition, were we to lose any of our significant third-party providers, including in our refund advance related business in which we have a limited number of partners, it could cause a material disruption in our ability to service our customers, which also could have an adverse material impact on the Bank, its business lines and, ultimately, us. Moreover, significant disruptions in our ability to provide services could negatively affect the perception of our business, which could result in a loss of confidence and other adverse effects on our business.

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

We derive a significant percentage of our deposits, total assets and income from deposit accounts we generate through program manager relationships between third parties and Payments. If one of these significant program manager relationships were to be terminated or there is a significant decrease in revenues or deposits associated with any of these business relationships, it could materially reduce our deposits, assets and income. Similarly, if a significant program manager relationship was not replaced, we may be required to seek higher-rate funding sources as compared to the existing program manager relationship or see a significant reduction in fee income.

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

In addition, we face settlement risks from our distributors and banking partners, which may increase during an economic downturn. Depending on contract terms, we may prefund partner accounts. If a partner becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. At September 30, 2023, we had assets subject to settlement risk of $269.0 million.

For one of our programs, the Company pays servicing fees which are primarily offset by estimated card breakage. For cards issued prior to January of 2020, if consumers spend more than projected over the life of the card programs, the Company could experience a material adverse effect on our business, results of operations and financial condition. See “Funding Activities – Deposits” for further breakdown of balances as of September 30, 2023. We are not insured against these settlement or partner risks.

Our business strategy includes plans for organic growth, and our financial condition and results of operation could be adversely affected if we fail to grow or fail to manage our growth effectively.

As part of our general growth strategy, we expect to continue to pursue organic growth, while also continuing to evaluate potential acquisitions and expansion opportunities that we believe provide a strategic or geographic fit with our business. Although we have experienced significant growth in our assets and revenues, we may not be able to sustain our historical growth rate or be able to grow at all. We believe that our future organic growth will depend on competitive factors and on the ability of our senior management to continue to maintain a robust system of internal controls and procedures and manage a growing number of customer relationships. See "We operate in an extremely competitive market, and our business will suffer if we are unable to compete effectively." We may not be able to implement changes or improvements to these internal controls and procedures in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our growth strategy may divert management from our existing business and may require us to incur additional expenditures to expand our administrative and operational infrastructure and, if we are unable to effectively manage our growth, including to the satisfaction of our regulators, we could be materially and adversely affected. In addition, acquiring other companies may involve risks such as exposure to potential asset quality issues, disruption to our normal business activities and diversion of management’s time and attention due to integration and conversion efforts. Consequently, continued organic growth, if achieved, may place a strain on our administrative and operational infrastructure, which could have a material adverse effect on our financial condition and results of operations.

Acquisitions and other strategic transactions, or the failure to consummate such transactions, could disrupt our business and harm our financial condition and may not yield the intended benefits.

We have historically and may continue to evaluate, consider and engage in strategic transactions, combinations, acquisitions and dispositions. These transactions could be material to our financial condition and results of operations if consummated. Identifying appropriate business opportunities can be difficult, time-consuming and costly, and we may not be successful in negotiating favorable terms and/or consummating the transaction. Even if we do consummate such a transaction, we may be unable to obtain the benefits or avoid the difficulties and risks of such transaction, including:

•increased regulatory and compliance requirements;
•implementation or remediation of controls, procedures and policies at the acquired company;

•diversion of management time and focus from operation of our then-existing business;
•integration and coordination of product, sales, marketing, program and systems management functions; and
•integration of the acquired company’s systems and operations generally with ours;
•integration of employees from the acquired company into our organization;
•loss or termination, including costs associated with the termination or replacement, of employees;
•liability for activities of the acquired company prior to the acquisition, including violations of law, commercial disputes and tax and other known and unknown liabilities; and
•increased litigation or other claims in connection with the acquired company, including claims brought by terminated employees, customers, former stockholders or other third parties.

Accordingly, any acquisition, disposition or other strategic transaction may not be successful, may not benefit our business strategy or may not otherwise result in the intended benefits. It also may take us longer than expected to fully realize the anticipated benefits and synergies of these transactions, and those benefits and synergies may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results.

Additionally, any acquisition of target financial institutions or other banking assets by us may require approval by, and cooperation from, a number of governmental regulatory agencies, as well as state banking regulators. Such regulators could delay or deny our applications or regulatory approvals may not be granted on terms that are acceptable to us.

To the extent we pay the consideration for any future strategic acquisition in cash, it would reduce the amount of cash available to us for other purposes. Future strategic transactions could also result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expenses, or goodwill impairment charges, any of which could harm our financial condition and negatively impact our stockholders.

New lines of business or new products and services may subject us to additional risks.

From time to time, we have implemented, and in the future, may implement new lines of business or offer new financial products or services within existing lines of business. Substantial risks and uncertainties are associated with developing and marketing new lines of business or new products or services, particularly in instances where markets are not fully developed or when the laws and regulations regarding a new product are not mature, and we may be required to invest significant time and management and capital resources in connection with such new lines of business or new products or services. Initial timetables for the introduction and development of new lines of business or new products or services may not be achieved. In addition, price and profitability targets for new lines of business or new products or services may not prove feasible, as we, the Bank or any of the Bank's business lines may need to price products and services on less advantageous terms than anticipated to retain or attract customers. External factors, such as regulatory reception, compliance with regulations and guidance, developing laws and regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business or new product or service may be expensive to implement and could also have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could reduce our revenues and potentially generate losses.

An impairment charge of goodwill or other intangibles could have a material adverse impact on our financial condition and results of operations.

From previous acquisitions, the Company has goodwill and intangible assets included in its consolidated assets. Under GAAP we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, legal and regulatory factors, competition, a decrease in our stock price and market capitalization over a sustained period of time, a sustained decline in a reporting unit's fair value or other operating performance indicators. GAAP requires us to assign and then test goodwill at the reporting unit level. If the fair value of our reporting unit is less than its net book value, the shortfall is recognized as impairment and is recognized in current earnings. In addition, if the revenue and cash flows generated from any of our other acquired intangible assets is not sufficient to support its net book value, we may be required to record an impairment charge. The estimation of fair value involves a high degree of judgment and subjectivity in the assumptions used. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.

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

Security breaches involving us, the Bank or any third parties with which we do business could expose us to liability and litigation, adversely affecting our reputation and operating revenues.

In connection with our business, we collect and retain significant volumes of sensitive business and personally identifiable information, including social security numbers of our customers and other personally identifiable information of our customers and employees, on our data systems. We and the third parties with which we conduct business are subject to security breaches, which may be due to the failure of our data encryption technologies or otherwise, involving the receipt, transmission, and storage of confidential customer and other personally identifiable information, including account takeovers, unavailability of service, computer viruses, or other malicious code, cyberattacks, or other events, any of which may arise from human error, fraud or malice on the part of employees or third parties or from accidental technological failure. If one or more of these events occurs, it could result in the disclosure of confidential customer information, impairment of our ability to provide products and services to our customers, damage to our reputation with our customers and the market, additional costs (such as costs for repairing systems or adding new personnel or protection technologies), regulatory penalties, and financial losses for us, our customers and other third parties. Such events could also cause interruptions or malfunctions in the operations of our customers, or other third parties with which we engage in business. Such events could also damage our reputation with customers and third parties with whom we do business, which could lead to loss of customers and business opportunities and have a material adverse effect on our financial condition and results of operation.

Risks and exposures related to cybersecurity attacks have increased as a result of greater reliance on remote working, and are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, the proliferation of malicious actors internationally, and the expanding use of technology-based products and services by us and our customers. Cybersecurity risk and other security matters are also a major focus of regulatory authorities. We can provide no assurances that the safeguards we have in place or may implement in the future will prevent all unauthorized infiltrations or breaches and that we will not suffer losses related to a security breach in the future, which losses may be material. In addition, we may be required to expend additional resources to enhance our protective measures or to investigate and remediate any information security vulnerabilities or exposures.

Failure to comply satisfactorily with certain privacy and data protection laws, regulations, and standards to which we are subject could adversely affect our reputation and operating revenues.

We are subject to various privacy, information security and data protection laws, regulations and standards. For example, the largest credit card associations in the world created the Payment Card Industry Data Security Standards (the "PCI DSS"), a multifaceted standard that includes data security management, policies and procedures as well as other protective measures to protect the nonpublic personal information of cardholders. These laws, regulations and standards are rapidly evolving and increasing in complexity and could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer and employee information, and some of current or planned business activities. Complying with these laws, regulations and standards may increase our operational costs, restrict our ability to provide certain products and services or have an effect on the profitability of one or more of our business divisions. Additionally, our failure, or perceived failure, to comply with applicable laws and regulations or other obligations to which we may be subject relating to personal information could result in regulatory sanctions, including financial penalties, regulatory investigations, claims for damages by customers and other affected individuals and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

Our reputation and financial condition may be harmed by system failures, computer viruses and other technological interruptions to our operations.

We rely heavily upon information systems and other operating technologies to efficiently operate and manage our business, including to process transactions through the Internet, including, in particular, in our BaaS business line. Were there to be a failure or a significant impairment in the operation of any of such systems, we may need to develop alternative processes, including to comply with customer safeguard protocols, during which time revenues and profitability may be lower, and there can be no assurance that we could develop or find such an alternative on terms acceptable to us or at all. Any such disruption in the information systems and other operating technologies utilized by the Bank or its divisions, including due to infiltration by hackers or other intruders, power loss, telecommunications failure, physical break-ins, or damage from fire, could also result in negative publicity, have a material adverse effect on our ability to obtain or retain customers, and have a material adverse effect on our financial condition and results of operations.

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

Agreements between the Bank and third parties to market and service Bank-originated consumer loans may subject the Bank to credit, fraud and other risks, as well as claims from regulatory agencies and third parties that, if successful, could negatively impact the Bank's current and future business.

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

The OCC announced on July 31, 2018 that it would begin to accept and evaluate charters for entities that wanted to conduct certain components of a banking business pursuant to a federal charter, known as a "special purpose national bank" ("SPNB") charter. Intended to promote economic opportunity and spur financial innovation, SPNBs may engage in paying checks, lending money and taking deposits. While the OCC has not granted any SPNB charters as of the date of this filing, it has granted national bank charters to companies that were previously non-bank fintech companies.

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

We believe that our success depends largely on the efforts and abilities of our senior executive management team and other key employees. Their experience and industry contacts significantly benefit us. Our future success also depends in part on our ability to attract, retain and motivate key management and operating personnel. The loss of any of our key personnel could have an adverse effect on our business. Most recently, we completed a Chief Financial Officer transition in November 2023. Management transitions may create uncertainty and involve a diversion of resources and management attention, be disruptive to our daily operations or impact public or market perception, any of which could negatively impact our ability to operate effectively or execute our strategies and result in a material adverse impact on our business, financial condition, results of operations or cash flows.

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

We regularly assess our investments in technology, and changes in technology could be costly.

The fintech industry is undergoing technological innovation at a fast pace. To keep up with our competition, we regularly evaluate technology to determine whether it may help us compete on a cost-effective basis. This is especially true with respect to our BaaS business line, which requires significant expenditures to exploit technology and to develop new products and services to meet customers' needs. The cost of investing in, implementing and maintaining such technology is high, and there can be no assurance, given the fast pace of change and innovation, that our technology, either purchased or developed internally, will meet our needs, in a timely, cost-effective manner or at all. During the course of implementing new technology into our or the Bank's operations, we may experience system interruptions and failures. In addition, there can be no assurances that we will recognize, in a timely manner or at all, the benefits that we may expect as a result of our implementing new technology into our operations. In connection with our implementation of new lines of business, offering of new financial products or acquisitions, we may experience significant, one-time or recurring technology-related costs. If we are not able to anticipate and keep pace with existing and future technology needs, our business, financial results, or reputation could be negatively impacted.

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

The concept of escheatment involves the reporting and delivery of property to states that is abandoned when its rightful owner cannot be readily located and/or identified. In the context of prepaid cards, the customer funds represented by such cards can sometimes be "abandoned" or unused for the relevant period of time set forth in each applicable state's abandoned property laws. The BaaS business line utilizes automated programs designed to comply with applicable escheatment laws and regulations. There appears, however, to be a movement among some state regulators to more broadly interpret definitions in escheatment statutes and regulations than in the past. State regulators may choose to initiate collection or other litigation action against prepaid card issuers, like Payments, for unreported abandoned property, and such actions may seek to assess fines and penalties and could have an adverse effect on our business.

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

Many of the laws, rules, regulations and supervisory policies governing our business are intended primarily for the protection of our depositors, our customers, the financial system and the FDIC insurance fund, not our stockholders or other creditors and are subject to regular modification and change. A considerable amount of management time and resources is devoted to oversight of, and development, implementation and execution of controls and procedures relating to, compliance with these laws, regulations and policies.

Banking regulatory authorities have broad discretion in connection with their supervisory and enforcement activities, including, but not limited, to the imposition of restrictions on the operation of an institution, the classification of assets by the institution, and the adequacy of an institution's allowance for credit losses. If any of our banking regulators takes informal or formal supervisory action or pursues an enforcement action, any required corrective steps could result in us being subject to additional regulatory requirements, operational restrictions, a consent order, enhanced supervision and/or civil money penalties. Failure to maintain and implement adequate policies, procedures, and systems to comply with these regulations could also have serious reputational consequences for us.

Any new requirements or rules, changes in such requirements or rules, changes to or new interpretations of existing requirements or rules, failure to follow requirements or rules, or future lawsuits or rulings could increase our compliance and other costs of doing business, require significant systems redevelopment, render our products or services less profitable or obsolete or otherwise have a material adverse effect on our business, prospects, results of operations, and financial condition. For example, any changes in the U.S. tax laws as a result of pending tax legislation in the U.S. Congress or otherwise may adversely impact our tax refund processing and settlement business, which could reduce customer demand for our strategic partner's refund advance products, thereby reducing the volume of refund advance loans that we may offer. In addition, further regulations, including in response to recent highly-publicized bank failures, could increase the assessment rate we are required to pay to the FDIC, adversely affecting our earnings. It is very difficult to predict future changes in regulation or the competitive impact that any such changes would have on our business.

The Bureau's rulemaking and enforcement of prohibitions against unfair, deceptive or abusive practices have directly impacted, and may continue to impact, the Bank's consumer financial products and service offerings.

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

Increased scrutiny and evolving expectations from stakeholders with respect to environmental, social and governance ("ESG") practices may impose additional costs on us or expose us to new or additional risks.

As a regulated financial institution and a publicly traded company, we are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to ESG practices and disclosure. Investor advocacy groups, investment funds, and influential investors are increasingly focused on these practices, especially as they relate to climate risk, hiring practices, the diversity of the work force, and racial and social justice issues. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact the Company’s reputation, ability to do business with certain partners, and stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. To the extent that we or our customers experience increases in costs, including with respect to compliance with any additional regulatory or disclosure requirements or expectations, reductions in the value of assets, constraints on operations or similar concerns driven by changes in ESG oversight and regulation, our results of operations, financial condition, and business could be adversely affected.

We will be subject to heightened regulatory requirements if our total assets exceed $10 billion as of December 31 of any calendar year.

As of September 30, 2023, our total assets were $7.54 billion. While we intend to remain under the $10 billion asset level, our total assets could exceed $10 billion at the end of this or a future calendar year. In addition to our current regulatory requirements, banks with $10 billion or more in total assets are, among other things: examined directly by the Bureau with respect to various federal consumer financial laws; subject to reduced dividends on the Bank’s holdings of Federal Reserve Bank of Minneapolis common stock; subject to limits on interchange fees pursuant to the Durbin Amendment to the Dodd-Frank Act; subject to certain enhanced prudential standards; no longer treated as a “small institution” for FDIC deposit insurance assessment purposes; and no longer eligible to elect to be subject to the Community Bank Leverage ratio. Compliance with these additional ongoing requirements may necessitate additional personnel, the design and implementation of additional internal controls, or the incurrence of other significant expenses, any of which could have a significant adverse effect on our business, financial condition or results of operations. Our regulators may also consider our preparation for compliance with these regulatory requirements in the course of examining our operations generally or when considering any request from us or the Bank.

We will become subject to reduced interchange income and could face related adverse business consequences if our total assets exceed $10 billion as of December 31 of any calendar year.

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

Failure to maintain the Bank's status as a "well capitalized" institution could have an adverse effect on us, and our ability to fund our operations. The Bank relies on brokered deposits to assist in funding its loan and other financing products. Should the Bank ever fail to be well capitalized in the future as a result of not meeting the well capitalized requirements or the imposition of an individual minimum capital requirement or similar formal requirement, then, the Bank would be prohibited, absent waiver from the FDIC, from utilizing brokered deposits (i.e., no insured depository institution that is deemed to be less than "well capitalized" may accept, renew or rollover brokered deposits absent a waiver from the FDIC). In such event, such a result could produce material adverse consequences for the Bank with respect to liquidity and could also have material adverse effects on our financial condition and results of operations. Further, depending on the Bank's condition in the future and its reliance on these deposits as a source of funding, the FDIC could increase the surcharge on our brokered deposits. If we are ever required to pay higher surcharge assessments with respect to these deposits, such payments could be material and therefore could have a material adverse effect on our financial condition and results of operations. In addition, changes to FDIC regulations regarding brokered deposits or interpretations of such regulations by federal banking agencies could have an adverse impact on the Bank’s ability to accept brokered deposits. Additionally, brokered deposits are highly sensitive to changes in interest rates and, accordingly, can be a more volatile source of funding. Use of brokered deposits involves the risk that growth supported by such deposits would be halted, or the Bank’s liquidity adversely impacted, if the rates offered by the Bank were less than those offered by other institutions seeking such deposits, or if depositors were to perceive a decline in the Bank’s safety and soundness, or both.

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

If we fail to maintain sufficient capital, our financial condition, liquidity, results of operations, and compliance with regulatory requirements would be adversely affected.

Both we and the Bank are required to meet regulatory capital requirements and otherwise need to maintain sufficient liquidity to support recent and future growth. We have continued to experience considerable growth recently, having increased our assets from $2.53 billion at September 30, 2015 to $7.54 billion at September 30, 2023, primarily due to strategic transactions, such as the Crestmark Acquisition, through participation in government stimulus programs such as the EIP, and through organic growth. Asset growth, diversification of our lending business, expansion of our financial product offerings and other changes in our asset mix continue to require higher levels of capital, which management believes may not be met through earnings retention alone. Our ability to raise additional capital, when and if needed in the future, to meet such regulatory capital requirements and liquidity needs will depend on conditions in the capital markets, general economic conditions, the performance and prospects of our business and a number of other factors, many of which are outside of our control. We cannot assure you that we will be able to raise additional capital if needed or raise additional capital on terms acceptable to us. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations could be materially and adversely affected.

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

Changes in federal, state, and local tax laws, interpretations of existing tax laws, or adverse determinations by tax authorities, could increase our tax burden or otherwise have a material adverse effect on our business, financial condition, and results of operations.

We are subject to taxation at the federal state and local levels. The governing tax laws and applicable tax rates vary by jurisdiction and are subject to interpretation and changes. We may be subject to examination by the tax authorities and such authorities may disagree with our tax positions, which could adversely affect our financial condition. Additionally, the amount of tax payable in a given financial statement period may be impacted by sudden or unforeseen changes in tax laws, changes in the mix and level of earnings by taxing jurisdictions, or changes to existing accounting rules or regulations. For example, the Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017, made broad and complex changes to the U.S. tax code.

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
•general conditions in the financial services industry or the worldwide economy;
•operating and stock price performance of comparable companies, as deemed by investors;
•geopolitical conditions, such as acts or threats of terrorism, military conflicts, the effects (or perceived effects) of pandemics and trade relations;
•a shortfall in revenues or earnings compared to securities analysts' expectations;
•lack of an active trading market for the common stock;
•new technology used, or services offered, by competitors;
•changes in analysts' recommendations or projections; and
•announcement of new acquisitions, dispositions or other projects by the Company or our competitors.

General market price declines or market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices. Stock price volatility also may make it more difficult for our stockholders to resell their common stock when desired. General market fluctuations, industry factors, political conditions, and general economic conditions and events, such as economic slowdowns, recessions, interest rate changes or credit loss trends, could cause our common stock price to decrease regardless of operating results. Further, volatility in our stock price also impacts the value of our equity compensation, which may impact our ability to recruit and retain employees.

Moreover, in the past, securities class action lawsuits have been instituted against some companies following periods of volatility in the market price of its securities. In the future, we could be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources from our normal business.

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

Sales of a substantial amount of our capital stock in the public market or the issuance of a significant number of shares could adversely affect the market price for shares of our common stock. As of September 30, 2023, we were authorized to issue up to 90,000,000 shares of common stock, of which 26,183,583 shares were outstanding, and 41,980 shares were held as treasury stock. We were also authorized to issue up to 3,000,000 shares of preferred stock and 3,000,000 shares of non-voting common stock, none of which were outstanding or reserved for issuance. Future sales or additional issuances of stock may affect the market price for shares of our common stock.

Changes in accounting policies or accounting standards, or changes in how accounting standards are interpreted or applied, could materially affect how we report our financial results and condition.

Our accounting policies are fundamental to determining and understanding our financial results and condition. From time to time, the Financial Accounting Standards Board (the "FASB") and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, those that set accounting standards and those that interpret the accounting standards (such as the FASB, the SEC, banking regulators, and our outside auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied. Changes in financial accounting and reporting standards and changes in current interpretations may be beyond our control, can be difficult to predict, and could materially affect how we report our financial results and condition. We may be required to apply a new or revised standard retroactively or apply an existing standard differently and retroactively, which may result in us being required to restate prior period financial statements, which restatements may reflect material changes. Such changes could also require us to incur additional personnel and technology costs.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and our reputation.

We incur significant costs and demands upon management and accounting and finance resources as a result of complying with the laws and regulations affecting public companies. As a SEC reporting company, we are required to, among other things, maintain a system of effective internal control over financial reporting, which requires annual management and independent registered public accounting firm assessments of the effectiveness of our internal controls. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We have historically dedicated a significant amount of time and resources to implement our internal financial and accounting controls and procedures. Substantial work may continue to be required to further implement, document, assess, test, and, if necessary, remediate our system of internal controls. We may also need to retain additional finance and accounting personnel in the future.

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

We have identified control deficiencies in our internal controls over financial reporting in the past, and if our internal controls over financial reporting are not effective in the future, we may be unable to issue our financial statements in a timely manner, we may be unable to obtain the required audit or review of our financial statements by our independent registered public accounting firm in a timely manner, or we may otherwise be unable to comply with the periodic reporting requirements of the SEC. Additionally, our common stock listing on the NASDAQ Global Select Market® could be suspended or terminated and our stock price could materially suffer. In addition, we or members of our management team could be subject to investigation and sanction by the SEC or other regulatory authorities and to claims by stockholders, which could impose significant additional costs on us and divert our management's attention. See also Part II. "Item 9A. Controls and Procedures - Inherent Limitations on the Effectiveness of Controls" if this Annual Report on Form 10-K for inherent limitations in a control system.

Federal regulations and our organizational documents may inhibit a takeover, prevent a transaction you favor or limit our growth opportunities, causing the market price of our common stock to decline.

Certain provisions of our organizational documents and federal regulations could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. In addition, we may need to obtain approval from regulatory authorities before we can acquire control of any other company. Such approvals could involve significant expenses related to diligence, legal compliance, and the submission of required applications and could be conditioned on acts or practices that limit or otherwise constrain our operations.

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

Catastrophic events could negatively impact our operations, the operations of third parties with which we do business, and the communities in which we do business.

Catastrophic events (including natural disasters, severe weather conditions, pandemics, terrorism and other geopolitical events), which are beyond our control, could have an adverse impact on the Bank's ability and the ability of our vendors and other third parties with which we do business, to provide necessary services to support the operation of the Bank and provide products and services to the Bank's customers. Natural disasters and severe weather conditions could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede us from gathering deposits, originating loans, and processing and controlling the flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. Although insurance coverage may provide some protection in light of such events, there can be no assurance that any insurance proceeds would adequately compensate the Bank for the losses it incurred as a result of such events. See also "Existing insurance policies may not adequately protect us and our subsidiaries." Moreover, the damage caused by such events may not be directly compensable from insurance proceeds or otherwise, such as damage to our reputation as a result of such events. Additionally, such catastrophic events may negatively impact economic activity, which could lead to an adverse effect on our customers and impact the communities in which we do business. Such catastrophic events could each negatively impact our employees, our business operations or the stability of our deposit base, cause significant property damage, adversely impact the values of collateral securing our loans and/or interrupt our borrowers’ abilities to conduct their business in a manner to support their debt obligations, which could result in losses and increased provision for credit losses. There is no assurance that our business continuity and disaster recovery program can adequately mitigate the risks of such business disruptions and interruptions.

Legal challenges to and regulatory investigations of our, or the Bank's, operations could have a significant material adverse effect on us.

From time to time, we, the Bank or our other subsidiaries are subject to regulatory supervision and investigation, legal proceedings and claims in the ordinary course of business. An adverse resolution in litigation or a regulatory action, including litigation or other actions brought by our shareholders, customers or another third party, such as a state attorney general or one of our regulators, could result in substantial damages or otherwise negatively impact our business, reputation and financial condition. Moreover, our involvement in such matters, even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation, result in substantial expense, and divert management attention from the operations of our business. See Part I, Item 1 "Business - Regulation and Supervision" and Item 3, "Legal Proceedings."

Our reputation and business could be damaged by negative publicity.

Reputational risk, including as a result of negative publicity, is inherent in our business. Negative publicity or reputational harm can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, illegal or unauthorized acts taken by third parties that supply products or services to us or the Bank, the behavior of our employees, the customers with whom we have chosen to do business, and negative publicity for other financial institutions. Damage to our reputation could adversely impact our ability to attract new, and maintain existing, loan and deposit customers, employees and business relationships, and, particularly with respect to our BaaS business line, could result in the imposition of new regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties. Such damage could also adversely affect our ability to raise additional capital, and otherwise have a material adverse effect on our financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2.    Properties.

The Company's corporate headquarters is located at 5501 South Broadband Lane in Sioux Falls, South Dakota. The Company has 10 non-branch offices from which its BaaS and Commercial Finance business lines operate. The BaaS business line operates out of the Company's corporate headquarters along with additional offices in Louisville, Kentucky and Easton, Pennsylvania. The Commercial Finance business line operates out of offices in Troy, Michigan; Newport Beach, California; Franklin, Tennessee; Addison, Texas; and Toronto, Ontario, Canada. The Company has corporate and shared services offices located in Scottsdale, Arizona and Washington, D.C.

Of the Company's 10 properties, the Company leases nine of them, all on market terms. See Note 6 to the “Notes to Consolidated Financial Statements” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock trades on the NASDAQ Global Select Market® under the symbol “CASH.” Quarterly dividends for all quarters of fiscal years 2023 and 2022 were $0.05 per share.

Dividend payment decisions are made with consideration of a variety of factors including earnings, financial condition, market considerations and regulatory restrictions.

As of November 15, 2023, the Company had (i) 25,989,063 shares of common stock outstanding, which were held by approximately 206 stockholders of record, (ii) no shares of nonvoting common stock outstanding, and (iii) 111,118 shares of common stock held in treasury.

The transfer agent for the Company’s common stock is Computershare, P.O. Box 43078, Providence, RI 02940-3078.

On September 3, 2021, the Company's Board of Directors authorized a 6,000,000 share repurchase program that was publicly announced on September 7, 2021 and is scheduled to expire on September 30, 2024. The Company's Board of Directors authorized an additional 7,000,000 share repurchase program that was publicly announced on August 25, 2023 and is scheduled to expire September 30, 2028. The table below sets forth information regarding repurchases of our common stock during the fiscal 2023 fourth quarter.

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(1)(2)	Total Number Of Shares Purchased As Part of Publicly Announced Plans or Programs	Additional Shares Authorized As Part of Publicly Announced Plans or Programs	Maximum Number Of Shares that may yet be Purchased Under the Plans or Programs
July 1 to 31	311,727	$51.29	311,727	—	1,666,436
August 1 to 31	—	—	—	7,000,000	8,666,436
September 1 to 30	7,477	46.07	—	—	8,666,436
Total	319,204		311,727	7,000,000
(1) Of the total number of shares acquired during the period, 7,477 shares were acquired in satisfaction of the tax withholding obligations of holders of restricted stock unit awards, which vested during the quarter.

(2) The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

Total Stock Return Performance Graph

The following graph compares the cumulative total stockholder return on Pathward Financial common stock over the last five fiscal years with the cumulative total return of the NASDAQ Composite Index, the NASDAQ ABA Community Bank Index, and the S&P 600 Financials Index (assuming the investment of $100 in each index on October 1, 2018 and reinvestment of all dividends). The stock price performance reflected below is based on historical results and is not necessarily indicative of future stock price performance.

The Company determined to change from using the NASDAQ ABA Community Bank Index for purposes of the graph to the S&P 600 Financials Index as of September 30, 2023 to align with an index that better reflects the strategy and model of the Bank.

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

	Fiscal Year Ended September 30,
Index	2018	2019	2020	2021	2022	2023
Pathward Financial, Inc.	$100.00	$119.36	$70.95	$194.58	$122.76	$172.38
NASDAQ Composite Index	100.00	100.52	141.70	184.58	136.12	171.65
NASDAQ ABA Community Bank Index	100.00	92.06	63.58	115.50	106.20	86.80
S&P 600 Financials Index	100.00	95.88	70.86	114.59	96.88	90.85

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

EXECUTIVE SUMMARY

Company Highlights

•On October 5, 2023, the Company announced Gregory A. Sigrist was appointed as Executive Vice President ("EVP"), Chief Financial Officer-Designee of the Company and the Bank, beginning November 1, 2023. Immediately after the filing of the Company’s Form 10-K for fiscal year ended September 30, 2023, Mr. Sigrist will transition to EVP, Chief Financial Officer, succeeding Glen W. Herrick, who will retire but continue his employment with the Company as EVP, Executive Advisor to the Chief Executive Officer through December 29, 2023 to transition his duties and responsibilities and assist with various projects.

•On August 25, 2023, the Company announced a new share repurchase program to repurchase up to 7,000,000 shares of the Company's outstanding common stock on or before September 30, 2028.

Financial Highlights for the 2023 Fiscal Fourth Quarter

•Total revenue for the fourth quarter was $161.0 million, an increase of $37.8 million, or 31%, compared to the same quarter in fiscal 2022, driven by an increase in both net interest income and noninterest income.

•Net interest margin ("NIM") increased 98 basis points to 6.19% for the fourth quarter from 5.21% during the same period of last year, primarily driven by increased yields and an improved earning asset mix from the continued optimization of the portfolio.

•Total gross loans and leases at September 30, 2023 increased $829.8 million, to $4.37 billion compared to September 30, 2022. The increase compared to the prior year quarter was primarily due to growth in the commercial and consumer finance portfolios.

•During the 2023 fiscal fourth quarter, the Company repurchased 311,727 shares of common stock at an average share price of $51.29.

Subsequent Events

Management has evaluated and identified subsequent events that occurred after September 30, 2023. See Note 21. Subsequent Events for details on these events.

FINANCIAL CONDITION

At September 30, 2023, the Company’s total assets increased by $788.1 million to $7.54 billion compared to September 30, 2022, primarily due to growth of $829.8 million in total loans and leases and $56.7 million in loans held for sale, partially offset by reductions of $78.6 million in securities available for sale and $20.3 million in other assets.

Total cash and cash equivalents were $375.6 million at September 30, 2023, decreasing from $388.0 million at September 30, 2022. The Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the FRB. At September 30, 2023, the Company did not have any federal funds sold.

The total investment portfolio decreased $83.7 million to $1.84 billion at September 30, 2023, compared to $1.92 billion at September 30, 2022, as maturities and principal pay downs exceeded purchases. The Company’s portfolio of securities customarily consists primarily of MBS, which have expected lives much shorter than the stated final maturity, non-bank qualified obligations of states and political subdivisions, which mature in approximately 15 years or less, and other tax exempt municipal mortgage related pass through securities which have average lives much shorter than their stated final maturities. During the fiscal year ended September 30, 2023, the Company purchased $156.9 million of investment securities.

Loans held for sale at September 30, 2023 totaled $77.8 million, increasing from $21.1 million at September 30, 2022. This increase was primarily driven by growth in consumer credit products held for sale at September 30, 2023 compared to September 30, 2022.

Total gross loans and leases totaled $4.37 billion at September 30, 2023, as compared to $3.54 billion at September 30, 2022. The increase was primarily due to increases in commercial finance, consumer finance, and warehouse finance loans, partially offset by a slight reduction in seasonal tax services loans. See Note 4 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Commercial finance loans, which comprised 85% of the Company's gross loan and lease portfolio, totaled $3.72 billion at September 30, 2023, reflecting an increase of $699.5 million, or 23%, from September 30, 2022. The increase was primarily driven by increases in the insurance premium finance, SBA/USDA, term lending, and asset-based lending portfolios, partially offset by reductions in the factoring and lease financing portfolios.

Through the Bank, the Company owns stock in the FHLB due to the Bank’s membership and participation in this banking system as well as stock in the FRB. The FHLB requires a level of stock investment based on a pre-determined formula. The Company’s investment in these stocks decreased $0.6 million, or 2%, to $28.2 million at September 30, 2023 from $28.8 million at September 30, 2022, resulting from redemptions exceeding purchases of FHLB membership stock.

Total end-of-period deposits increased 12% to $6.59 billion at September 30, 2023, compared to $5.87 billion at September 30, 2022. The increase in end-of-period deposits was primarily driven by increases in noninterest-bearing deposits of $685.8 million and money market deposits of $47.4 million, partially offset by decreases in savings deposits of $8.1 million and certificate of deposits of $2.1 million.

As of September 30, 2023, the Company had $897.5 million in deposits related to government stimulus programs. Of the total amount of government stimulus program deposits, $340.7 million are on activated cards while $556.8 million are on inactivated cards. During fiscal year 2024, the inactive card balances are expected to decrease by approximately $380 million as the Company actively returns unclaimed balances to the U.S. Treasury.

The Company's total borrowings increased $10.9 million, or 30%, from $36.0 million at September 30, 2022 to $46.9 million at September 30, 2023. See Note 11 to the “Notes to Consolidated Financial Statements,” which are included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

At September 30, 2023, the Company’s stockholders’ equity totaled $650.6 million, an increase of $5.5 million, from $645.1 million at September 30, 2022. The increase was primarily attributable to an increase in additional paid-in capital and retained earnings related to activity from the Company's share repurchase programs partially offset by an increase in accumulated other comprehensive loss. The Company and Bank remained above the federal regulatory minimum capital requirements at September 30, 2023, and continued to be classified as well-capitalized, and in good standing with the regulatory agencies. See Note 15 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

The Company meets the Right of Set off criteria in ASC 210-20, Balance Sheet - Offsetting, for all payments negative deposit balances with the exception of DDA overdrafts. The following table summarizes the Company's negative deposit balances within the BaaS business line:

(Dollars in thousands)	September 30, 2023	September 30, 2022
Noninterest-bearing deposits	$6,608,137	$5,916,142
Prefunding	(230,749)	(244,462)
Discount funding	(34,351)	(15,991)
DDA overdrafts	(10,096)	(8,587)
Noninterest-bearing checking, net	$6,332,941	$5,647,102

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

As of September 30, 2023, the Company managed $267.6 million of customer deposits at other banks in its capacity as custodian. In return for record keeping services at Program Banks, the Bank receives a servicing fee (“Servicing Fee”). The Servicing Fee has been typically reflective of the EFFR. For the fiscal year ended September 30, 2023, the Company recognized $53.4 million in servicing fee income compared to $6.4 million for the prior fiscal year. The increase when compared to the prior year was driven by several factors, including the interest rate environment, increased balances, and fiscal year 2023 being the first full year that the Company received the Servicing Fee.

RESULTS OF OPERATIONS

The Company’s results of operations are dependent on net interest income, provision for credit losses, noninterest income, noninterest expense and income tax expense. Net interest income is the difference, or spread, between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan and lease demand and deposit flows. Notwithstanding that a significant amount of the Company’s deposits, primarily those attributable to the BaaS business line, pay relatively low rates of interest or none at all, the Company, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities and that card processing expense derived from contractual agreements with certain BaaS partners are tied to a rate index and servicing fees the Company recognizes for custodial off-balance sheet deposits are typically reflective of the EFFR. The provision for credit losses is the adjustment to the allowance for credit losses balance for the applicable period. The allowance for credit losses represents management’s current estimate of credit losses expected to be incurred by the loan and lease portfolio over the life of each financial asset as of the balance sheet date.

The Company’s noninterest income is derived primarily from tax product fees, card and deposit fees, credit products, and ATM fees attributable to the BaaS business line and fees charged on bank loans, leases and transaction accounts. Noninterest income is also derived from rental income, net gains on the sale of securities, net gains on the sale of loans and leases, as well as the Company’s holdings of bank-owned life insurance. This income is offset by noninterest expenses, such as compensation and benefits associated with personnel, as well as card processing expenses and tax product expenses attributable to the Baas business line. Noninterest expense is also impacted by operating lease equipment depreciation expense, occupancy and equipment expense, legal and consulting expenses, and regulatory expense.

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

	Fiscal Year Ended September 30,
	2023			2022			2021
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (1)
Interest-earning assets:
Cash and fed funds sold	$316,222	$12,425	3.93%	$496,334	$3,535	0.71%	$1,919,760	$3,709	0.19%
Mortgage-backed securities	1,541,909	41,197	2.67%	1,292,804	26,846	2.08%	728,884	12,155	1.67%
Tax exempt investment securities	147,863	3,924	3.36%	183,936	3,565	2.45%	281,573	4,004	1.80%
Asset-backed securities	186,854	8,197	4.39%	283,752	3,898	1.37%	388,458	5,340	1.37%
Other investment securities	295,439	9,390	3.18%	268,062	6,274	2.34%	239,283	4,566	1.91%
Total investments	2,172,065	62,708	2.94%	2,028,554	40,583	2.05%	1,638,198	26,065	1.66%
Commercial finance	3,220,585	261,195	8.11%	2,884,585	203,004	7.04%	2,549,335	188,855	7.41%
Consumer finance	231,242	22,404	9.69%	295,356	23,097	7.82%	248,757	19,940	8.02%
Tax services	141,210	10,490	7.43%	179,611	12,978	7.23%	214,835	7,321	3.41%
Warehouse finance	343,168	29,513	8.60%	433,121	27,474	6.34%	330,224	21,262	6.44%
Community banking	—	—	—%	34,758	1,525	4.39%	375,258	18,702	4.98%
Total loans and leases(3)	3,936,205	323,602	8.22%	3,827,431	268,078	7.00%	3,718,409	256,080	6.89%
Total interest-earning assets	6,424,492	$398,735	6.23%	6,352,319	$312,196	4.93%	7,276,367	$285,854	3.94%
Noninterest-earning assets	585,719			751,555			849,141
Total assets	$7,010,211			$7,103,874			$8,125,508

Interest-bearing liabilities:
Interest-bearing checking	$355	$1	0.30%	$338	$1	0.32%	$254,236	$—	—%
Savings	65,175	25	0.04%	78,613	24	0.03%	81,619	16	0.02%
Money markets	137,024	461	0.34%	96,112	214	0.22%	58,656	204	0.35%
Time deposits	6,488	10	0.15%	8,493	38	0.45%	13,081	139	1.06%
Wholesale deposits	81,153	3,859	4.75%	63,529	223	0.35%	150,213	1,234	0.82%
Total interest-bearing deposits	290,195	4,356	1.50%	247,085	500	0.20%	557,805	1,593	0.29%
Overnight fed funds purchased	74,812	3,922	5.24%	32,414	235	0.73%	6	—	0.25%
Subordinated debentures	19,560	1,422	7.27%	46,441	3,375	7.27%	73,886	4,507	6.10%
Other borrowings	15,108	1,174	7.77%	17,490	762	4.36%	21,549	763	3.54%
Total borrowings	109,480	6,518	5.95%	96,345	4,372	4.54%	95,441	5,270	5.52%
Total interest-bearing liabilities	399,675	10,874	2.72%	343,430	4,872	1.42%	653,246	6,863	1.05%
Noninterest-bearing deposits	5,739,084	—	—%	5,776,852	—	—%	6,440,830	—	—%
Total deposits and interest-bearing liabilities	6,138,759	$10,874	0.18%	6,120,282	$4,872	0.08%	7,094,115	$6,863	0.10%
Other noninterest-bearing liabilities	200,054			202,887			189,841
Total liabilities	6,338,813			6,323,169			7,283,956
Shareholders' equity	671,398			780,705			841,552
Total liabilities and shareholders' equity	$7,010,211			$7,103,874			$8,125,508
Net interest income and net interest rate spread including noninterest-bearing deposits		$387,861	6.05%		$307,324	4.85%		$278,992	3.84%

Net interest margin			6.04%			4.84%			3.83%
Tax-equivalent effect			0.01%			0.01%			0.01%
Net interest margin, tax equivalent (2)			6.05%			4.85%			3.84%
(1) Tax rate used to arrive at the TEY for the fiscal years ended September 30, 2023, 2022, and 2021 was 21%.
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
(3) Included in the yield computation are net loan fees of $27.7 million, $33.7 million, and $35.7 million for the fiscal years ended September 30, 2023, 2022 and 2021, respectively.

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

	Fiscal Year Ended September 30,
	2023 vs. 2022			2022 vs. 2021
(Dollars in thousands)	Increase / (Decrease) Due to Volume	Increase / (Decrease) Due to Rate	Total Increase / (Decrease)	Increase / (Decrease) Due to Volume	Increase / (Decrease) Due to Rate	Total Increase / (Decrease)
Interest-earning assets:
Cash and fed funds sold	$(1,709)	$10,599	$8,890	$(4,293)	$4,119	$(174)
Mortgage-backed securities	5,795	8,556	14,351	11,152	3,539	14,691
Tax-exempt investment securities	(1,032)	1,391	359	(2,008)	1,569	(439)
Asset-backed securities	(1,721)	6,020	4,299	(1,442)	—	(1,442)
Other investment securities	691	2,425	3,116	594	1,113	1,707
Total investments	3,115	19,010	22,125	7,310	7,208	14,518
Commercial finance	25,245	32,946	58,191	23,929	(9,779)	14,150
Consumer finance	(5,584)	4,891	(693)	3,664	(507)	3,157
Tax services	(2,837)	349	(2,488)	(1,373)	7,030	5,657
Warehouse finance	(6,457)	8,496	2,039	6,546	(334)	6,212
Community banking	(763)	(762)	(1,525)	(15,193)	(1,984)	(17,177)
Total loans and leases	7,778	47,746	55,524	7,768	4,230	11,998
Total interest-earning assets	$9,184	$77,355	$86,539	$10,785	$15,557	$26,342

Interest-bearing liabilities:
Savings	$1	$—	$1	$(1)	$9	$8
Money markets	247	—	247	103	(93)	10
Time deposits	(28)	—	(28)	(38)	(63)	(101)
Wholesale deposits	78	3,558	3,636	(507)	(504)	(1,011)
Total interest-bearing deposits	101	3,755	3,856	(703)	(391)	(1,094)
Overnight fed funds purchased	644	3,043	3,687	235	—	235
Subordinated debentures	(1,952)	(1)	(1,953)	(1,887)	755	(1,132)
Other borrowings	(116)	528	412	(159)	158	(1)
Total borrowings	653	1,493	2,146	49	(947)	(898)
Total interest-bearing liabilities	$754	$5,248	$6,002	$(654)	$(1,338)	$(1,992)
Net effect on net interest income	$8,430	$72,107	$80,537	$11,439	$16,895	$28,334

Comparison of Operating Results for the Fiscal Years Ended September 30, 2023 and September 30, 2022

General
The Company reported net income of $163.6 million, or $5.99 per diluted share, for the fiscal year ended September 30, 2023, compared to $156.4 million, or $5.26 per diluted share, for the fiscal year ended September 30, 2022, an increase of $7.2 million. Total revenue for fiscal 2023 was $704.5 million, compared to $601.1 million for fiscal 2022, an increase of 17%. The increase in net income was driven by an increase in both net interest income and noninterest income.

Net Interest Income
Net interest income for fiscal 2023 was $387.9 million, an increase of 26%, from $307.3 million for the same period of the prior year. The increase was mainly attributable to increased yields, higher interest-earning asset balances and an improved earning asset mix.

The Company's average interest-earning assets for fiscal 2023 increased by $72.2 million to $6.42 billion compared with fiscal 2022, primarily due to growth in loans and leases and an increase in total investment balances, partially offset by a decrease in cash balances. The Company's average outstanding balance of loans and leases increased $108.8 million compared to the prior fiscal year, primarily due to an increase in commercial finance loans, partially offset by decreases in consumer finance loans, tax services loans, and warehouse finance loans.

The Company’s average balance of total deposits and interest-bearing liabilities increased $18.5 million to $6.14 billion during fiscal 2023 from $6.12 billion during fiscal 2022. This increase was primarily due to increases in average interest-bearing deposits of $43.1 million and total borrowings of $13.1 million, partially offset by a decrease in the average noninterest-bearing deposits of $37.8 million.

For fiscal 2023, NIM was 6.04%, an increase of 120 basis points from 4.84% in fiscal 2022. NIM, tax-equivalent for fiscal 2023 increased to 6.05% from 4.85% in fiscal 2022. See the table in section above titled "Average Balances, Interest Rates and Yields."

The Company’s cost of funds for all deposits and borrowings averaged 0.18% during fiscal 2023, as compared to 0.08% during fiscal 2022. The Company's overall cost of deposits was 0.12% in fiscal 2023, as compared to 0.01% during fiscal 2022.

Provision for Credit Losses
The Company recognized a provision for credit losses of $57.4 million for fiscal 2023 compared to $28.5 million in fiscal 2022. The increase in provision for credit losses was primarily driven by growth in the commercial finance portfolio. Also see Note 4 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Noninterest Income
Noninterest income increased 8% to $316.6 million for fiscal 2023 from $293.8 million for fiscal 2022. The increase was primarily attributable to increases in card and deposit fees, rental income, gain on sale of other, and other income, partially offset by decrease in gain on sale of trademarks.

The increase in card and deposit fee income was primarily from servicing fee income on off-balance sheet deposits, which totaled $53.4 million during the fiscal year ended September 30, 2023, as compared to $6.4 million for the fiscal year ended September 30, 2022.

Noninterest Expense
Noninterest expense increased 21% to $465.0 million for fiscal 2023 from $385.3 million for fiscal 2022. The increase in noninterest expense was primarily attributable to increases in card processing expense, compensation and benefits expense, and operating lease equipment depreciation, partially offset by a decrease in legal and consulting expense.

The card processing expense increase was due to rate-related agreements with BaaS partners. The amount of expense paid under those agreements is based on an agreed upon rate index that varies depending on the deposit levels, floor rates, market conditions, and other performance conditions. Generally this rate index averages between 50% to 85% of the EFFR and reprices immediately upon a change in the EFFR. Approximately 49% of the deposit portfolio was subject to these higher rate-related processing expenses. For fiscal 2023, contractual, rate-related processing expenses were $77.4 million, as compared to $9.9 million for the fiscal year ended September 30, 2022.

Income Tax Expense
The Company recorded an income tax expense of $16.3 million, representing an effective tax rate of 9.0%, for fiscal 2023, compared to an income tax expense of $28.0 million, representing an effective tax rate of 15.2%, in fiscal 2022. The decrease in income tax expense was primarily due to an increase in investment tax credit recognized ratably when compared to the prior fiscal year.

For the fiscal year ended September 30, 2023, the Company originated $93.6 million in renewable energy tax credits, compared to $62.8 million for the prior fiscal year. The timing and impact of future renewable energy tax credits are expected to vary from period to period, and the Company intends to undertake only those tax credit opportunities that meet the Company's underwriting and return criteria.

Comparison of Operating Results for the Fiscal Years Ended September 30, 2022, and September 30, 2021

A comparison of the 2022 results to the 2021 results and other 2021 information not included herein can be found in the Company's Annual Report on Form 10-K: Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” filed November 22, 2022 and is incorporated by reference herein.

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

The Company believes that the level of allowance for credit losses at September 30, 2023 was appropriate and reflected probable losses related to these loans and leases; however, there can be no assurance that all loans and leases will be fully collectible or that the present level of the allowance will be adequate in the future. See the section below titled “Allowance for Credit Losses” for further information.

The table below sets forth the amounts and categories of the Company's nonperforming assets.

(Dollars in thousands)	September 30, 2023	September 30, 2022
Nonperforming Loans and Leases
Nonaccruing loans and leases:
Commercial finance	$37,372	$13,375
Total nonaccruing loans and leases	37,372	13,375

Accruing loans and leases delinquent 90 days or more:
Loans held for sale	306	—

Commercial finance	11,242	4,142
Consumer finance	2,210	2,793
Tax services(1)	5,082	8,873
Total accruing loans and leases delinquent 90 days or more	18,840	15,808
Total nonperforming loans and leases	56,212	29,183

Other Assets
Nonperforming operating leases	1,764	1,736

Foreclosed and repossessed assets:
Commercial finance	—	1
Total foreclosed and repossessed assets	—	1
Total other assets	1,764	1,737
Total nonperforming assets	$57,976	$30,920
Total as a percentage of total assets	0.77%	0.46%
(1) Certain tax services loans do not bear interest.

The Company's nonperforming loans and leases at September 30, 2023, were $56.2 million, representing 1.26% of total gross loans and leases, compared to $29.2 million, or 0.82% of total gross loans and leases at September 30, 2022.

The increase in nonperforming assets as a percentage of total assets at September 30, 2023 compared to September 30, 2022 was primarily due to one sizable relationship moving to nonaccrual within the commercial finance portfolio, partially offset by a decrease in nonperforming loans in the seasonal tax services portfolio and the consumer finance portfolio.

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

On the basis of management’s review of its loans, leases, and other assets, at September 30, 2023, the Company had classified loans and leases of $208.2 million as substandard, $8.2 million as doubtful and none as loss. At September 30, 2022, the Company classified loans and leases of $203.7 million as substandard, $4.0 million as doubtful and none as loss. Further, at September 30, 2023, the Company did not own any real estate or other assets as a result of foreclosure of loans, as compared to owning an insignificant amount at September 30, 2022.

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

The Company's ACL totaled $49.7 million at September 30, 2023, an increase compared to $45.9 million at September 30, 2022. The $3.8 million year-over-year increase in the ACL was primarily driven by a $2.8 million increase in the allowance related to the commercial finance portfolio and a $0.9 million increase in the allowance related to the consumer finance portfolio. The year-over-year increase in the allowance related to both the commercial finance and consumer finance portfolios was primarily attributable to loan growth in each respective portfolio.

The following table presents the Company's ACL as a percentage of its total loans and leases.

	As of the Period Ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Commercial finance	1.26%	1.35%	1.53%	1.62%	1.46%
Consumer finance	0.92%	0.92%	1.99%	1.54%	0.86%
Tax services	0.04%	70.20%	53.77%	2.01%	0.05%
Warehouse finance	0.10%	0.10%	0.10%	0.10%	0.10%
Total loans and leases	1.14%	2.01%	2.27%	1.50%	1.30%
Total loans and leases excluding tax services	1.14%	1.21%	1.40%	1.50%	1.30%

The Company's ACL as a percentage of total loans and leases decreased to 1.14% at September 30, 2023 from 1.30% at September 30, 2022. The decrease in the total loans and leases coverage ratio was primarily driven by a decrease in the commercial finance portfolio which was due to both quantitative and qualitative factors. The Company expects to continue to diligently monitor the ACL and adjust as necessary in future periods to maintain an appropriate and supportable level.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within these financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Management has identified its critical accounting policies, which are those policies described below as Critical Accounting Estimates that, in management's view, are most important in the portrayal of our financial condition and results of operations. These policies involve complex and subjective decisions and assessments. Some of these estimates may be uncertain at the time they are made, could change from period to period, and could have a material impact on the financial statements.

Allowance for Credit Losses
The Company’s allowance for credit losses methodology estimates expected credit losses over the life of each financial asset as of the balance sheet date.

For the loan and lease portfolio, the Company measures credit loss on individually evaluated loans based on the fair value of the collateral less estimated selling costs if collateral dependent or based on the present value of expected future cash flows discounted at the loan or lease initial effective interest rate if not collateral dependent. The majority of the Company's loans and leases subject to individual evaluation are considered collateral dependent. Only loans and leases that are on nonaccrual status or are designated as a TDR are subject to individual evaluation. Management has also identified certain structured finance credits for alternative energy projects in which a substantial cash collateral account has been established to mitigate credit risk. Due to the nature of the transactions and significant cash collateral positions, these credits are evaluated individually. All other loans and leases are evaluated collectively for credit loss by pooling loans and leases based on similar risk characteristics. The collective evaluation of expected losses in all commercial finance portfolios is based on a cohort loss rate and adjustments for forward-looking information, including industry and macroeconomic forecasts. The cohort loss rate is a life of loan loss rate that immediately reverts to historical loss information for the remaining maturity of the financial asset. Management has elected to use a twelve to twenty-four month reasonable and supportable forecast for forward-looking information. Factors utilized in the determination of the allowance include historical loss experience, current and forecasted economic conditions, and measurement date credit characteristics such as product type, delinquency, and industry. The unfunded credit commitments depend on these same factors, as well as estimates of lines of credit usage. The collective evaluation of expected credit losses for certain consumer lending portfolios utilizes different methodologies when estimating expected credit losses.

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

Although management believes the levels of the allowance for credit losses at September 30, 2023 and September 30, 2022 are adequate to absorb expected credit losses in the financial assets evaluated, a decline in local economic conditions or other factors could result in increasing losses.

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

At September 30, 2023, the Company had unfunded loan and lease commitments of $1.31 billion. Management believes that loan repayment and other sources of funds will be adequate to meet the Company’s foreseeable short- and long-term liquidity needs. The liquidity sources as of September 30, 2023 include $375 million in cash and cash equivalents and $268 million in off-balance sheet deposits. When factoring in all resources, such as the FHLB, the FRB Discount Window and other unsecured funding and wholesale options, the Company has over $2.6 billion in available liquidity.

The following table summarizes the Company’s significant contractual obligations at September 30, 2023.

(Dollars in thousands)	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Time deposits	$5,165	$369	$—	$—	$5,534
Short-term debt	13,000	—	—	—	13,000
Long-term debt	621	—	—	33,252	33,873
Operating leases	—	7,631	6,287	18,639	32,557
Total	$18,786	$8,000	$6,287	$51,891	$84,964

For more information on the Company’s short-term and long-term borrowings, see “Funding Activities – Borrowings” within Item 1 “Business,” which is included in Part I of this Annual Report on Form 10-K and Note 11 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.”

The Company and the Bank met regulatory requirements for classification as well-capitalized institutions at September 30, 2023. Based on current and expected continued profitability and subject to continued access to capital markets, management believes that the Company and the Bank will continue to meet the capital conservation buffer of 2.5% in addition to required minimum capital ratios. See Note 15 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The payment of dividends and repurchase of shares have the effect of reducing stockholders’ equity. Prior to authorizing such transactions, the Board of Directors considers the effect the dividend or repurchase of shares would have on liquidity and regulatory capital ratios. See "Regulation and Supervision - Limitations on Dividends and Other Capital Distributions" within Item 1 "Business", which is included in Part I of this Annual Report on Form 10-K.

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

The Company believes that its portfolio of longer duration deposits generated from its BaaS business line provides a stable and profitable funding vehicle, but also subjects the Company to greater risk in a falling interest rate environment than it would otherwise have without this portfolio. This risk is due to the fact that, while asset yields may decrease in a falling interest rate environment, the Company cannot significantly reduce interest costs associated with these deposits, which thereby compress the Company’s net interest margin. However, the card processing expense derived from contractual agreements with certain BaaS partners, which are tied to a rate index, would likely lower card processing expenses.

A portion of the Company’s deposit balances are subject to variable card processing expenses, derived from contractual agreements with certain BaaS partners tied to a rate index, typically the EFFR. These costs reprice immediately upon a change in the applicable rate index.

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

Interest Rate Risk (“IRR”)

Overview. The Company actively manages interest rate risk, as changes in market interest rates can have a significant impact on reported earnings. The Company's interest rate risk analysis is designed to compare income and economic valuation simulations in market scenarios designed to alter the direction, magnitude and speed of interest rate changes, as well as the slope of the yield curve. This analysis may not represent all impacts driven by changes in the interest rate environment, such as certain other card fee income and expense line items tied to card processing expense derived from contractual agreements with certain BaaS partners and servicing fees the Company recognizes from custodial off-balance sheet deposits. The Company does not currently engage in trading activities to control interest rate risk although it may do so in the future, if deemed necessary, to help manage interest rate risk.

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

The EAR analysis used in the following table reflects the required analysis used no less than quarterly by management. It models basis point parallel shifts in market interest rates over the next one-year period. The following table shows the results of the scenarios as of September 30, 2023 and 2022:

Net Sensitive Earnings at Risk
		Change in Interest Income/Expense for a given change in interest rates
		Over/(Under) Base Case Parallel Shift
(Dollars in thousands)	Book Value	-200	-100	Base	+100	+200	+300	+400
Balances as of September 30, 2023
Total interest-sensitive income	6,650,735	397,360	424,061	450,823	477,078	503,412	529,599	556,117
Total interest-sensitive expense	269,861	1,069	1,905	3,530	5,429	7,352	9,289	11,249
Net interest-sensitive income		396,291	422,156	447,293	471,649	496,060	520,310	544,868

Percentage change from base		-11.4%	-5.6%	—%	5.4%	10.9%	16.3%	21.8%

Balances as of September 30, 2022
Total interest-sensitive income	5,866,763		314,229	337,945	361,442	384,921	408,263	431,850
Total interest-sensitive expense	221,302		323	752	1,821	2,904	4,017	5,149
Net interest-sensitive income			313,906	337,193	359,621	382,017	404,246	426,701

Percentage change from base			-6.9%	—%	6.7%	13.3%	19.9%	26.5%

The EAR analysis reported at September 30, 2023, shows that total interest-sensitive income will change more rapidly than total interest-sensitive expense over the next year. IRR is a snapshot in time. The Company’s business and deposits are predictably cyclical on a weekly, monthly and yearly basis. The Company’s static IRR results could vary depending on which day of the week the month ends, primarily related to payroll processing and timing of when certain programs are prefunded and when the funds are received.

Under EVE analysis, the economic value of financial assets, liabilities and off-balance sheet instruments is derived under each rate scenario. The economic value of equity is calculated as the difference between the estimated market value of assets and liabilities, net of the impact of off-balance sheet instruments.

The EVE analysis used in the following table reflects the required analysis used no less than quarterly by management. It models immediate basis point parallel shifts in market interest rates. The following table shows the results of the scenario as of September 30, 2023 and 2022:

Economic Value Sensitivity
	Standard (Parallel Shift)
	Economic Value of Equity at Risk %
	-200	-100	+100	+200	+300	+400
Balances as of September 30, 2023
Percentage change from base	-9.9%	-4.3%	3.4%	6.3%	8.7%	11.5%

Balances as of September 30, 2022
Percentage change from base		-3.8%	2.9%	5.3%	7.3%	9.6%

The EVE at risk reported at September 30, 2023 shows that the economic value of equity position is expected to benefit from rising interest rates due to the large amount of noninterest-bearing funding.

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
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Pathward Financial, Inc.
Sioux Falls, South Dakota

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Pathward Financial, Inc. and Subsidiaries (the "Company") as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 21, 2023 expressed an unqualified opinion.

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

Allowance for Credit Losses (ACL) – Qualitative Adjustments

As described in Notes 1 and 4 to the financial statements, the Company adopted ASC 326 as of October 1, 2020, which, among other things, required the Company to recognize expected credit losses over the contractual lives of financial assets carried at amortized cost, including loans receivable, utilizing the Current Expected Credit Losses (“CECL”) methodology. Estimates of expected credit losses are based on relevant information about current conditions, past events, and reasonable and supportable forward-looking forecasts regarding collectability of the reported amounts. For most of its loan segments, the Company utilized a cohort model which computes the historical life-of-loan loss rate for each identified loan segment (also referred to as the “quantitative loss rates”). The quantitative loss rates are then adjusted, as deemed necessary, based on current economic forecasts over a twelve to twenty-four month reasonable and supportable forecast period as well as for measurement date credit characteristics including problem loan and delinquency trends, portfolio growth and other factors (also referred to as the “qualitative adjustments”).

We have identified auditing the qualitative adjustments as a critical audit matter as management’s determination of the qualitative adjustments used in the ACL is subjective and involves significant management judgments; and our audit procedures related to the qualitative adjustments involved a high degree of auditor judgment and required significant audit effort, including the need to involve more experienced audit personnel.

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

South Bend, Indiana
November 21, 2023

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)
ASSETS	September 30, 2023	September 30, 2022
Cash and cash equivalents	$375,580	$388,038
Securities available for sale, at fair value	1,804,228	1,882,869
Securities held to maturity, at amortized cost (fair value $31,425 and $38,171, respectively)	36,591	41,682
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	28,210	28,812
Loans held for sale	77,779	21,071
Loans and leases	4,366,116	3,536,305
Allowance for credit losses	(49,705)	(45,947)
Accrued interest receivable	23,282	17,979
Premises, furniture, and equipment, net	39,160	41,710
Rental equipment, net	211,750	204,371
Goodwill and intangible assets	330,225	335,196
Other assets	292,327	295,324
Total assets	$7,535,543	$6,747,410

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$6,589,182	$5,866,037
Short-term borrowings	13,000	—
Long-term borrowings	33,873	36,028
Accrued expenses and other liabilities	248,863	200,205
Total liabilities	6,884,918	6,102,270

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued, none outstanding at September 30, 2023 and 2022, respectively	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 26,225,563 and 28,878,177 shares issued, 26,183,583 and 28,788,124 shares outstanding at September 30, 2023 and 2022, respectively	262	288
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at September 30, 2023 and 2022, respectively	—	—
Additional paid-in capital	628,500	617,403
Retained earnings	278,655	245,394
Accumulated other comprehensive loss	(255,443)	(213,080)
Treasury stock, at cost, 41,980 and 90,053 common shares at September 30, 2023 and 2022, respectively	(344)	(4,835)
Total equity attributable to parent	651,630	645,170
Noncontrolling interest	(1,005)	(30)
Total stockholders’ equity	650,625	645,140
Total liabilities and stockholders’ equity	$7,535,543	$6,747,410
See Notes to Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Fiscal Year Ended September 30,
(Dollars in thousands, except per share data)	2023	2022	2021
Interest and dividend income:
Loans and leases, including fees	$323,602	$268,078	$256,080
Mortgage-backed securities	41,197	26,846	12,155
Other investments	33,936	17,272	17,619
	398,735	312,196	285,854
Interest expense:
Deposits	4,356	500	1,593
FHLB advances and other borrowings	6,518	4,372	5,270
	10,874	4,872	6,863

Net interest income	387,861	307,324	278,991

Provision for credit losses	57,354	28,538	49,766

Net interest income after provision for credit losses	330,507	278,786	229,225

Noninterest income:
Refund transfer product fees	39,452	39,809	37,967
Refund advance fee income	37,433	40,557	47,639
Card and deposit fees	150,746	105,733	108,121
Rental income	54,190	46,558	39,416
Gain (loss) on sale of securities	91	(1,287)	6
Gain on sale of trademarks	10,000	50,000	—
Gain (loss) on sale of other	2,572	(4,920)	11,515
Other income	22,115	17,357	26,240
Total noninterest income	316,599	293,807	270,904

Noninterest expense:
Compensation and benefits	184,318	171,126	151,090
Refund transfer product expense	9,723	8,908	11,861
Refund advance expense	1,863	2,157	2,564
Card processing	105,498	38,785	27,201
Occupancy and equipment expense	34,691	34,909	29,269
Operating lease equipment depreciation	45,710	35,636	30,987
Legal and consulting	27,102	40,634	31,341
Intangible amortization	4,971	6,585	8,545
Impairment expense	3,273	670	2,818
Other expense	47,826	45,865	48,007
Total noninterest expense	464,975	385,275	343,683

Income before income tax expense	182,131	187,318	156,446

Income tax expense	16,324	27,964	10,701

Net income before noncontrolling interest	165,807	159,354	145,745
Net income attributable to noncontrolling interest	2,192	2,968	4,037
Net income attributable to parent	$163,615	$156,386	$141,708

Earnings per common share:
Basic	$6.01	$5.26	$4.38
Diluted	$5.99	$5.26	$4.38
See Notes to Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Fiscal Year Ended September 30,
(Dollars in thousands)	2023	2022	2021
Net income before noncontrolling interest	$165,807	$159,354	$145,745

Other comprehensive income (loss):
Change in net unrealized (loss) on debt securities	(56,164)	(293,952)	(13,896)
Net (gain) loss realized on investment securities	(91)	1,287	(6)
	(56,255)	(292,665)	(13,902)
Unrealized gain (loss) on currency translation	331	(1,736)	476
Deferred income tax effect	(13,561)	(73,722)	(3,483)
Total other comprehensive (loss)	(42,363)	(220,679)	(9,943)
Total comprehensive income (loss)	123,444	(61,325)	135,802
Total comprehensive income attributable to noncontrolling interest	2,192	2,968	4,037
Comprehensive income (loss) attributable to parent	$121,252	$(64,293)	$131,765
See Notes to Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Pathward Financial, Inc. Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
Balance, September 30, 2020	$344	$594,569	$234,927	$17,542	$(3,677)	$843,705	$3,603	$847,308
Adoption of Accounting Standards Update 2016-13, net of income taxes	—	—	(8,351)	—	—	(8,351)	(2,452)	(10,803)
Cash dividends declared on common stock ($0.20 per share)	—	—	(6,400)	—	—	(6,400)	—	(6,400)
Issuance of common stock due to ESOP	2	3,034	—	—	—	3,036	—	3,036
Repurchases of common stock	(29)	29	(96,999)	—	(2,879)	(99,878)	—	(99,878)
Retirement of treasury stock	—	—	(5,696)	—	5,696	—	—	—
Stock compensation	—	6,852	—	—	—	6,852	—	6,852
Total other comprehensive loss	—	—	—	(9,943)	—	(9,943)	—	(9,943)
Net income	—	—	141,708	—	—	141,708	4,037	145,745
Net distribution to noncontrolling interests	—	—	—	—	—	—	(4,033)	(4,033)
Balance, September 30, 2021	$317	$604,484	$259,189	$7,599	$(860)	$870,729	$1,155	$871,884

Balance, September 30, 2021	$317	$604,484	$259,189	$7,599	$(860)	$870,729	$1,155	$871,884
Cash dividends declared on common stock ($0.20 per share)	—	—	(5,921)	—	—	(5,921)	—	(5,921)
Issuance of common stock due to ESOP	1	2,885	—	—	—	2,886	—	2,886
Repurchases of common stock	(30)	30	(164,260)	—	(3,975)	(168,235)	—	(168,235)
Stock compensation	—	10,004	—	—	—	10,004	—	10,004
Total other comprehensive loss	—	—	—	(220,679)	—	(220,679)	—	(220,679)
Net income	—	—	156,386	—	—	156,386	2,968	159,354
Net distribution to noncontrolling interests	—	—	—	—	—	—	(4,153)	(4,153)
Balance, September 30, 2022	$288	$617,403	$245,394	$(213,080)	$(4,835)	$645,170	$(30)	$645,140

Balance, September 30, 2022	$288	$617,403	$245,394	$(213,080)	$(4,835)	$645,170	$(30)	$645,140
Cash dividends declared on common stock ($0.20 per share)	—	—	(5,426)	—	—	(5,426)	—	(5,426)
Issuance of common stock due to restricted stock	1	—	—	—	—	1	—	1
Repurchases of common stock	(27)	27	(117,985)	—	(2,452)	(120,437)	—	(120,437)
Retirement of treasury stock	—	—	(6,943)	—	6,943	—	—	—
Stock compensation	—	11,070	—	—	—	11,070	—	11,070
Total other comprehensive loss	—	—	—	(42,363)	—	(42,363)	—	(42,363)
Net income	—	—	163,615	—	—	163,615	2,192	165,807
Net distribution to noncontrolling interests	—	—	—	—	—	—	(3,167)	(3,167)
Balance, September 30, 2023	$262	$628,500	$278,655	$(255,443)	$(344)	$651,630	$(1,005)	$650,625
See Notes to Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Fiscal Year Ended September 30,
(Dollars in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income before noncontrolling interest	$165,807	$159,354	$145,745
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	64,955	61,601	59,047
Provision for credit losses	57,354	28,538	49,766
Provision for deferred taxes	(175)	17,587	(1,639)
Originations of loans held for sale	(1,208,684)	(985,330)	(601,481)
Proceeds from sales of loans held for sale	1,139,881	1,059,361	890,340
Net change in loans held for sale	25,922	12,819	588
Fair value adjustment of foreclosed real estate	—	301	591
Net realized (gain) on securities available for sale	—	(154)	(6)
Net realized (gain) loss on loans held for sale	(268)	3,694	(8,610)
Net realized loss on premise, furniture, and equipment	65	55	—
Net realized (gain) on lease receivables and equipment	(1,741)	(3,397)	(2,257)
Net realized (gain) on foreclosed real estate and repossessed assets	—	—	(4)
Net realized (gain) on trademarks	(10,000)	(50,000)	—
Net realized (gain) on other assets	(91)	1,441	28
Change in bank-owned life insurance value	(1,497)	(2,434)	(2,434)
Impairment on rental equipment	24	—	—
Impairment of intangibles	—	670	—
Net change in accrued interest receivable	(5,303)	(1,725)	374
Net change in other assets	17,134	(32,936)	825
Net change in accrued expenses and other liabilities	48,658	(10,640)	43,920
Stock compensation	11,070	10,004	6,852
Net cash provided by operating activities	303,111	268,809	581,645

Cash flows from investing activities:
Purchases of securities available for sale	(156,885)	(907,361)	(1,041,768)
Proceeds from sales of securities available for sale	—	265,951	50,468
Proceeds from maturities of and principal collected on securities available for sale	177,296	324,234	371,898
Proceeds from maturities of and principal collected on securities held to maturity	4,835	14,281	34,268
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(330,144)	(173,653)	(1,296)
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	330,746	173,240	34
Purchases of loans and leases	(215,266)	(115,353)	(311,332)
Proceeds from sales of loans and leases	—	123,241	13,850
Net change in loans and leases	(307,473)	358,635	(196,356)
Purchases of premises, furniture, and equipment	(8,623)	(8,177)	(12,961)
Proceeds from sales of premises, furniture, and equipment	—	35	86
Purchases of rental equipment	(441,047)	(424,919)	(50,437)
Proceeds from sales of rental equipment	14,998	9,372	16,822
Net change in rental equipment	(236)	(5,772)	(630)
Proceeds from sales of foreclosed real estate and repossessed assets	1	1,824	8,952
Proceeds from death benefit of bank-owned life insurance	1,040	—	—
Proceeds from sale of trademarks	10,000	50,000	—
Proceeds from sale of other assets	—	3,550	—
Net cash (used in) investing activities	(920,758)	(310,872)	(1,118,402)

Cash flows from financing activities:
Net change in deposits	723,145	351,066	535,771
Net change in short-term borrowings	13,000	—	—
Redemption of long-term borrowings	—	(75,000)	—
Proceeds from long-term borrowings	—	20,000	—
Principal payments on capital lease obligations	—	(75)	(32)

Principal payments on other liabilities	(1,747)	(2,751)	(5,611)
Proceeds from other liabilities	—	—	80
Payment of debt issuance costs	(511)	—	—
Dividends paid on common stock	(5,426)	(5,921)	(6,400)
Issuance of common stock due to restricted stock	1	1	—
Issuance of common stock due to ESOP	—	2,886	3,036
Repurchases of common stock	(120,437)	(168,235)	(99,878)
Distributions to noncontrolling interest	(3,167)	(4,153)	(4,033)
Net cash provided by financing activities	604,858	117,818	422,933

Effect of exchange rate changes on cash	331	(1,736)	476

Net change in cash and cash equivalents	(12,458)	74,019	(113,348)

Cash and cash equivalents at beginning of fiscal year	388,038	314,019	427,367
Cash and cash equivalents at end of fiscal period	$375,580	$388,038	$314,019

	Fiscal Year Ended September 30,
(Dollars in thousands)	2023	2022	2021
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$10,819	$5,259	$8,207
Income taxes	14,056	13,940	8,038
Franchise taxes	250	250	250
Other taxes	1,109	541	722
Supplemental schedule of non-cash investing activities:
Transfers
Held for sale to loans and leases	$158	$115,934	$36,919
Loans and leases to held for sale	13,421	169,045	188,638
Loans and leases to rental equipment	3,122	3,893	28,604
Loans and leases to foreclosed real estate and repossessed assets	—	49	9
Rental equipment to loan and leases	377,250	400,148	24,324
Rental equipment to foreclosed real estate and repossessed assets	—	—	1,650
Recognition of operating lease ROU assets, net of measurements	—	117	12,954
Retirement of treasury stock	6,943	—	—
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The Consolidated Financial Statements include the accounts of Pathward Financial, Inc. ("Pathward Financial" or the “Company” or "us"), a registered bank holding company located in Sioux Falls, South Dakota, and its wholly-owned subsidiaries. The Company's subsidiaries include Pathward®, National Association ("Pathward®, N.A." or "Pathward" or the “Bank”), a national bank whose primary federal regulator is the Office of the Comptroller of the Currency (the "OCC"), and Pathward Venture Capital, LLC, a wholly-owned service corporation subsidiary of Pathward, N.A. which invests in companies in the financial services industry. All significant intercompany balances and transactions have been eliminated. The Company also owns 100% of First Midwest Financial Capital Trust I (the “Trust”), which was formed in July 2001 for the purpose of issuing trust preferred securities, and Crestmark Capital Trust I, which was acquired from the Crestmark Acquisition in August 2018. The Trust and Crestmark Capital Trust I are not included in the Consolidated Financial Statements of the Company.

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

Variable Interest Entities
As a result of the Crestmark Acquisition, the Company acquired existing membership interests of certain joint venture limited liability companies (the "LLCs"). The Company holds 80% of the membership interests in each of the LLC entities, which offer commercial lending and other financing arrangements. In connection with these LLCs, the Company exclusively provides funding for each entity's activities. The Company determined it is the primary beneficiary of all LLCs as it has the managing power under the terms of each of the LLC operating agreements. Results of the LLCs are reflected in the Company's September 30, 2023 Consolidated Financial Statements and are summarized below. The assets recognized as a result of consolidating the LLCs are the property of the LLCs and are not available for any other purpose.

(Dollars in thousands)	At September 30, 2023
Cash and cash equivalents	$174
Loans and leases	63,628
Allowance for credit losses	(3,290)
Accrued interest receivable	183
Foreclosed real estate and repossessed assets, net	—
Other assets	1,368
Total assets	62,063
Accrued expenses and other liabilities	533
Noncontrolling interest	(1,005)
Net assets less noncontrolling assets	$62,535

Amounts for noncontrolling interests reflect the proportionate share of membership interest (equity) and net income attributable to the holders of minority membership interest in the following entities:

•Capital Equipment Solutions, LLC (“CES”) - CES engages in the business of providing equipment financing term loans.

•CM Help, LLC - CM Help provides flexible patient loan programs to hospitals and patient customers of hospitals as a financing alternative for the self-pay and co-pay portions of patients’ hospital expenses.

•CM Southgate II, LLC - CM Southgate II engages in the business of acquiring fleet leases and semi-trailer/tractor loans and leases.

•CM TFS, LLC - CM TFS engages in the business of acquiring equipment financing term loans and leases.

In the normal course of business, the Company enters into off-balance sheet transactions with special purpose entities ("SPEs"), which can be structured as corporations, trusts, limited liability companies, or partnerships and are established for a limited purpose. Currently, the Company utilizes a SPE facility for certain term lending products within the Company's Commercial Finance business line. The Company participated in the structuring of the SPE, has a minority ownership interest in the SPE, and acts as servicer for the SPE in exchange for a servicing fee. Pathward is not the primary beneficiary of the SPE as our risk of loss or right to benefits from the SPE are not significant. As of September 30, 2023, there are $13.7 million commercial term loans held at the SPE, and the Company’s equity investment in the SPE is $1.2 million. The Company’s maximum exposure to loss from the SPE is limited to its equity investment. As of September 30, 2023, there are no commercial term loans classified as held for sale related to this SPE.

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

CASH AND CASH EQUIVALENTS
For purposes of reporting cash flows, cash and cash equivalents is defined to include the Company’s cash on hand and due from financial institutions and short-term interest-bearing deposits in other financial institutions. The Company reports cash flows net for customer loan transactions, securities purchased under agreement to resell, federal funds purchased, deposit transactions, securities sold under agreements to repurchase, and FHLB advances with terms less than 90 days. The FRB requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the FRB reduced reserve requirement ratios to zero percent effective on March 26, 2020, to support lending to households and businesses. At September 30, 2023, the Bank was not required to maintain any reserve balances. The Company at times maintains balances in excess of insured limits at various financial institutions including the FHLB, the FRB and other private institutions. At September 30, 2023, the Company had $1.9 million interest-bearing deposits held at the FHLB and $260.3 million in interest-bearing deposits held at the FRB. The Company does not believe these instruments carry a significant risk of loss but cannot provide assurances that no losses could occur if these institutions were to become insolvent.

SECURITIES
GAAP requires that, at acquisition, an enterprise classify debt securities into one of three categories: Available for Sale (“AFS”), Held to Maturity (“HTM”) or trading. AFS debt securities are carried at fair value on the Consolidated Statements of Financial Condition. Unrealized holding gains and losses due to risk of credit loss are recognized in earnings while unrealized holding gains and losses due to market conditions and other non-credit risk factors are excluded from earnings and recognized as a separate component of equity in accumulated other comprehensive income (loss) (“AOCI”). See Note 20. Fair Values of Financial Instruments for additional information on fair value of AFS debt securities. HTM debt securities are measured at amortized cost. The Company classifies the majority of its debt securities as AFS, which are those the Company may decide to sell if needed for liquidity, asset/liability management, or other reasons. Both AFS and HTM are subject to an allowance for credit loss. Pathward Financial did not hold trading securities at September 30, 2023 or 2022.

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

Debt Securities Credit Losses
The Company evaluates HTM debt securities for credit losses on a quarterly basis and records any such losses as a component of provision for credit losses in the Consolidated Statements of Operations. The Company has concluded that its portfolio as of September 30, 2023 has a zero risk of credit loss due to the U.S. Government financial guarantees underlying the securities within the HTM portfolio and as a result has not recorded an allowance for credit loss.

The Company evaluates AFS debt securities for credit losses on a quarterly basis and records any such losses as a component of provision for credit losses in the Consolidated Statements of Operations. The Company has concluded that any unrealized holding losses in its portfolio as of September 30, 2023 are not related to credit loss and as a result has not recorded an allowance for credit loss. See Note 3. Securities for further information.

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

The Company held the following non-marketable equity investments:

•Equity Method - The Company held equity method investments of $4.1 million within other assets as of September 30, 2023 and $2.9 million at September 30, 2022. The Company’s ownership of such investments typically ranges from 5% - 25% of the investee. The Company recognized nominal net earnings from these investments within noninterest income for the fiscal year ended September 30, 2023. The Company elected to classify distributions received from equity method investments using the cumulative earnings approach on the Consolidated Statements of Cash Flows.

•Fair Value Method - The Company held equity investments measured at net asset value (NAV) per share (or its equivalent) of $8.4 million at September 30, 2023 and $7.2 million at September 30, 2022 where NAV is considered the fair value practical expedient. These investments are recorded within other assets on the Company’s Consolidated Financial Statements. Fluctuations in fair value are recognized in earnings within noninterest Income.

•Measurement Alternative - The Company held equity investments measured using the measurement alternative of $12.1 million as of September 30, 2023 and $15.3 million at September 30, 2022 within other assets on the Company’s Consolidated Financial Statements. Equity investments measured using the measurement alternative are subject to fair value adjustments when observable price changes in orderly transactions for the identical or similar investment of the same issuer occur. The Company did not recognize any fair value adjustments in the fiscal year ended September 30, 2023, and recognized a decrease in fair value of $1.0 million in the fiscal year ended September 30, 2022. Additionally, the Company recognized impairment loss of $3.3 million and zero of such investments during the fiscal years ended September 30, 2023 and 2022, respectively.

LOANS HELD FOR SALE ("LHFS")
Loans are designated as LHFS based on management's intent to sell loans, or portions of loans, in established secondary markets or to participating third-party financial institutions. LHFS are held at the lower of cost or fair value. Any amount by which the cost exceeds fair value is initially recorded as a valuation allowance and subsequently reflected in the gain or loss on sale when sold. At September 30, 2023 and 2022, there was no valuation allowance recorded for LHFS. Gains and losses on LHFS are recorded in noninterest income on the Consolidated Statements of Operations. Loan costs and fees are deferred at origination and are recognized in income at the time of sale. Interest income is calculated based on the note rate of the loan and is recorded as interest income. The Company occasionally transfers loans between held for sale and held for investment classifications based on its intent and ability to hold or sell loans. Management's intent to sell may be impacted by secondary market conditions, loan credit quality, or other factors.

The following table summarizes the activity pertaining to loans held for sale:

	Fiscal Year Ended September 30,
	2023		2022
(Dollars in thousands)	Consumer	Commercial	Consumer	Commercial
Beginning of year balance	$21,071	$—	$23,111	$33,083
Originations	1,206,201	2,483	856,819	128,511
Proceeds from sales	(1,123,271)	(16,610)	(855,291)	(50,848)
Gain (loss) on sales	—	268	—	5,813
Principal collections, net of deferred fees and costs	(26,222)	280	(4,062)	(625)
Non-cash transfers, net	—	13,579	494	(115,934)
End of year balance	$77,779	$—	$21,071	$—

LOANS AND LEASES

Loans Receivable
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are classified as held for investment and are generally reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs on originated loans, and unamortized premiums or discounts on purchased loans (amortized cost).

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

Depreciation expense is recorded as operating lease equipment depreciation expense within noninterest expense. Operating lease rental income is recognized when it becomes due and is reflected as a component of noninterest income. The Company evaluates the carrying value of rental equipment for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value, where fair value is based on the condition of the rental equipment and the projected net cash flows from rental and sale adjusted for current market conditions. A nominal impairment expense from rental equipment was recognized for the fiscal year ended September 30, 2023, and no impairment expense was recognized for fiscal years ended September 30, 2022 and 2021.

Loan Servicing and Transfers of Financial Assets
The Company sells loan participations, generally without recourse, in both the commercial and consumer segments. The Company also sells commercial SBA and USDA loans to third parties, generally without recourse. Sold loans are not included in the Consolidated Financial Statements. The Bank generally retains the right to service the sold loans for a fee. If the fee is determined commensurate and customary with market terms, no servicing asset or liability is recorded. Any fee that is above or below market terms results in a servicing asset or liability and is included within Other Assets on the Consolidated Statements of Financial Condition. At September 30, 2023 and 2022, the Bank was servicing loans for others with aggregate unpaid principal balances of $332.5 million and $336.6 million, respectively. The service fees and ancillary income related to these loans were immaterial.

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

ALLOWANCE FOR CREDIT LOSSES
The ACL represents management’s estimate of current credit losses expected to be incurred by the loan and lease portfolio over the life of each financial asset as of the balance sheet date. The Company individually evaluates loans and leases that do not share similar risk characteristics with other financial assets, which generally means loans and leases on nonaccrual status. All other loans and leases are evaluated collectively for credit loss. A reserve for unfunded credit commitments such as letters of credit and binding unfunded loan commitments is recorded in other liabilities on the Consolidated Statements of Financial Condition.

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

Credit loss for all other loans and leases is evaluated collectively by various characteristics. The collective evaluation of expected losses in all commercial finance portfolios is based on a cohort loss rate and adjustments for forward-looking information, including industry and macroeconomic forecasts. The cohort loss rate is a life of loan loss rate that immediately reverts to historical loss information for the remaining maturity of the financial asset. Management has elected to use a twelve to twenty-four month reasonable and supportable forecast for forward-looking information. Factors utilized in the determination of the allowance include historical loss experience, current economic forecasts and measurement date credit characteristics such as product type, delinquency, and industry. The unfunded credit commitments depend on these same factors, as well as estimates of lines of credit usage. The various quantitative and qualitative factors used in the methodologies are reviewed quarterly.

The collective evaluation of expected credit losses for certain consumer lending portfolios utilize different methodologies when estimating expected credit losses. The determination of the allowance is governed by structured tiers that dictate how cash collections are applied to losses to assess if there are sufficient available funds to cover expected credit losses.

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

The following are risk characteristics of the Company’s loan and lease portfolio:
Commercial Finance
The Company's Commercial Finance business line offers a variety of products through its working capital, equipment finance, structured finance, and insurance premium finance lending solutions. These products include term lending, asset-based lending, factoring, lease financing, insurance premium finance, government guaranteed lending and other commercial finance products offered on a nationwide basis that are subject to adverse market conditions which may impact the borrower’s ability to make repayment on the loan or lease or could cause a decline in the value of the collateral that secures the loan or lease. The loans or leases are primarily made based on the operating cash flows of the borrower and on the underlying collateral provided by the borrower. The cash flows of borrowers may be volatile and the value of the collateral securing these loans and leases may be difficult to measure. Most commercial finance loans and leases are secured by the assets being financed or other business assets such as accounts receivable or inventory. Although the loans and leases are often collateralized by equipment, inventory, accounts receivable, insurance premiums or other business assets, the liquidation of collateral in the event of a borrower default may be an insufficient source of repayment, because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use. The Company attempts to mitigate these risks by adhering to its underwriting policies in evaluating the management of the business and the credit-worthiness of borrowers and guarantors.

Consumer Finance
The Company's BaaS business line offers a variety of installment and revolving consumer lending products through its credit solutions. The Bank designs its credit program relationships with certain desired outcomes, including liquidity, credit protection, and risk retention by the program partner. The Bank believes the benefits of these outcomes not only support its goals but the goals of the credit program partner as well. The Bank designs its program credit protections in a manner so that the Bank earns a reasonable risk adjusted return, but is protected by certain layers of credit support, similar to what you would find in structured finance. Certain loans are sold to third parties based on terms and conditions within the Program Agreement.

Tax Services
The Bank's BaaS business line also offers tax solutions, which includes short-term refund advance loans. Through this product, taxpayers are underwritten to determine eligibility for these unsecured loans. Due to the nature of refund advance loans, it typically takes no more than three e-file cycles (the period of time between scheduled IRS payments) from when the return is accepted by the IRS to collect from the borrower. In the event of default, the Bank has no recourse against the tax consumer. When collection of principal becomes doubtful, the Bank will charge off the balance of a refund advance loan on September 30. Any remaining balances are charged off at the end of the calendar year. The Bank may record recoveries of previously charged off loans if collected in subsequent tax years.

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

PREMISES, FURNITURE, AND EQUIPMENT
Land is carried at cost. Buildings, furniture, fixtures, leasehold improvements, internal-use software and equipment are carried at cost, less accumulated depreciation and amortization. The Company primarily uses the straight-line method of depreciation and amortization over the estimated useful lives of the assets, which is 39 years for buildings, three years for internal-use software, and range from two years to 15 years for leasehold improvements and for furniture, fixtures and equipment. Assets are reviewed for impairment when events indicate the carrying amount may not be recoverable. See Note 6. Premises, Furniture and Equipment, Net for further information.

GOODWILL
Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business acquisitions. Goodwill is evaluated annually for impairment at a reporting unit level. The Company has determined that its reporting units are one level below the operating segments and distinguish these reporting units based on how the segments and reporting units are managed, taking into consideration the economic characteristics, nature of the products, and customers of the segments and reporting units. The Company performs its impairment evaluation as of September 30 of each fiscal year unless a triggering event occurs that would require an interim impairment evaluation. The Company generally utilizes a qualitative approach during this annual assessment to determine whether it is more likely than not (i.e. a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying value. If we determine it is more likely than not that goodwill is impaired, then a quantitative assessment is performed to determine fair value of the reporting unit. If the carrying amount of the reporting unit with goodwill exceeds its fair value, goodwill is considered impaired and is written down by the excess carrying value of the reporting unit. Subsequent increases in goodwill are not recognized in the Consolidated Financial Statements. No goodwill impairment was recognized during the fiscal years ended September 30, 2023, 2022 or 2021. See Note 8. Goodwill and Intangible Assets for further information.

INTANGIBLE ASSETS
Intangible assets other than goodwill are amortized over their respective estimated lives. All intangible assets are subject to an impairment test at least annually or more often if conditions indicate a possible impairment. See Note 8. Goodwill and Intangible Assets for further information.

STOCK COMPENSATION
Compensation expense for share-based awards is recorded over the vesting period at the fair value of the award at the time of grant. The fair value of non-vested (restricted) shares and performance share units granted under the Company’s incentive plans is equal to the fair market value of the underlying stock at the grant date, adjusted for dividends where applicable. The Company has elected to record forfeitures as they occur. See Note 13. Stock Compensation for further information.

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

EARNINGS PER COMMON SHARE (“EPS”)
Basic earnings per share is computed by dividing income available to common stockholders after the allocation of dividends and undistributed earnings to the participating securities by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, and is computed after giving consideration to the weighted average dilutive effect upon vesting of restricted stock grants and after the allocation of earnings to the participating securities. See Note 5. Earnings per Common Share for further information.

RELATED PARTY TRANSACTIONS
The Company has disclosed information on its equity investments and relationships with variable interest entities in Note 1. Summary of Significant Accounting Policies.

At September 30, 2023 and 2022, the Company had no loans or deposits outstanding with individuals deemed under Regulation O to be directors, executive officers and/or employees of the Company.

RECLASSIFICATION AND REVISION OF PRIOR PERIOD BALANCES
Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These changes and reclassifications did not impact previously reported net income or comprehensive income (loss).

RECENTLY ADOPTED ACCOUNTING STANDARDS UPDATES ("ASU")
The following ASUs were adopted by the Company during the fiscal year ended September 30, 2023, none of which had a material impact on the Company's Consolidated Financial Statements. All became effective for the Company on October 1, 2022.

ASU 2021-05, Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments.

The following ASUs have been issued and are considered applicable to the Company, but have not yet been adopted as of September 30, 2023.

ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate accounting guidance for troubled-debt restructurings (TDRs) by creditors in Subtopic ASC 310-40, Receivables – Troubled Debt Restructurings by Creditors, and enhance disclosure requirements for certain loan refinancings and restructurings when a borrower is experiencing financial difficulty. The ASU also requires current-period gross charge-offs by year of origination to be disclosed for loans and leases within scope of Topic 326. The adoption of this ASU will be reflected using the prospective approach beginning October 1, 2023 in the Company's Quarterly Report on Form 10-Q for the quarter ending December 31, 2023. The Company does not expect a material impact on the Consolidated Financial Statements.

NOTE 2. SIGNIFICANT EVENTS

In December 2022, the Company completed its rebranding efforts to Pathward Financial, Inc., including its bank subsidiary to Pathward, N.A. In December 2021, the Company executed a Purchase Agreement (the “Agreement”) with Beige Key, LLC (the “Assignee”) for the sale of all of the Company’s worldwide right, title and interest in and to company names and tradenames including Meta and other “Meta” formative names including MetaBank and Meta Financial Group, and the domain names, social media accounts and goodwill associated with the foregoing (collectively, the “Meta” tradenames) in exchange for $60.0 million in cash. The Company received and recognized $50.0 million as noninterest income upon execution and delivery of the Agreement, at which time the Meta tradenames were assigned to the Assignee. The Company received and recognized the remaining $10.0 million as noninterest income upon completion of required phase-out activities, which occurred in December 2022. The Company incurred $3.7 million and $13.1 million of noninterest expense in the fiscal years ending September 30, 2023 and 2022, respectively, as a result of rebranding activities.

NOTE 3.  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of AFS and HTM debt securities are presented below.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt Securities AFS
At September 30, 2023
Corporate securities	$25,000	$—	$(6,750)	$18,250
SBA securities	95,549	—	(10,307)	85,242
Obligations of states and political subdivisions	2,368	—	(79)	2,289
Non-bank qualified obligations of states and political subdivisions	269,396	—	(42,673)	226,723
Asset-backed securities	255,384	234	(9,419)	246,199
Mortgage-backed securities	1,495,636	—	(270,111)	1,225,525
Total debt securities AFS	$2,143,333	$234	$(339,339)	$1,804,228
At September 30, 2022
Corporate securities	$25,000	$—	$(2,813)	$22,187
SBA securities	105,238	—	(7,470)	97,768
Obligations of states and political subdivisions	2,469	—	(125)	2,344
Non-bank qualified obligations of states and political subdivisions	290,754	—	(26,971)	263,783
Asset-backed securities	160,806	—	(13,016)	147,790
Mortgage-backed securities	1,581,452	—	(232,455)	1,348,997
Total debt securities AFS	$2,165,719	$—	$(282,850)	$1,882,869

Debt Securities HTM
At September 30, 2023
Non-bank qualified obligations of states and political subdivisions	$34,415	$—	$(4,844)	$29,571
Mortgage-backed securities	2,176	—	(322)	1,854
Total debt securities HTM	$36,591	$—	$(5,166)	$31,425
At September 30, 2022
Non-bank qualified obligations of states and political subdivisions	$39,093	$—	$(3,190)	$35,903
Mortgage-backed securities	2,589	—	(321)	2,268
Total debt securities HTM	$41,682	$—	$(3,511)	$38,171

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in thousands)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Debt Securities AFS
At September 30, 2023
Corporate securities	$—	$—	$18,250	$(6,750)	$18,250	$(6,750)
SBA securities	22,327	(1,919)	62,915	(8,388)	85,242	(10,307)
Obligations of state and political subdivisions	—	—	2,289	(79)	2,289	(79)
Non-bank qualified obligations of states and political subdivisions	5,010	(83)	221,714	(42,590)	226,723	(42,673)
Asset-backed securities	46,528	(224)	115,608	(9,195)	162,136	(9,419)
Mortgage-backed securities	18,311	(944)	1,207,214	(269,167)	1,225,525	(270,111)
Total debt securities AFS	$92,176	$(3,170)	$1,627,990	$(336,169)	$1,720,165	$(339,339)
At September 30, 2022
Corporate securities	$—	$—	$22,187	$(2,813)	$22,187	$(2,813)
SBA securities	97,767	(7,470)	—	—	97,767	(7,470)
Obligations of state and political subdivisions	2,345	(125)	—	—	2,345	(125)
Non-bank qualified obligations of states and political subdivisions	195,816	(19,743)	67,967	(7,228)	263,783	(26,971)
Asset-backed securities	64,886	(1,838)	82,904	(11,178)	147,790	(13,016)
Mortgage-backed securities	816,657	(106,583)	532,340	(125,872)	1,348,997	(232,455)
Total debt securities AFS	$1,177,471	$(135,759)	$705,398	$(147,091)	$1,882,869	$(282,850)

Debt Securities HTM
At September 30, 2023
Non-bank qualified obligations of states and political subdivisions	$—	$—	$29,571	$(4,844)	$29,571	$(4,844)
Mortgage-backed securities	—	—	1,854	(322)	1,854	(322)
Total debt securities HTM	$—	$—	$31,425	$(5,166)	$31,425	$(5,166)
At September 30, 2022
Non-bank qualified obligations of states and political subdivisions	$3,984	$(300)	$31,919	$(2,890)	$35,903	$(3,190)
Mortgage-backed securities	2,268	(321)	—	—	2,268	(321)
Total debt securities HTM	$6,252	$(621)	$31,919	$(2,890)	$38,171	$(3,511)

The decline in the fair value of investment securities balances when comparing September 30, 2023 to the prior year was primarily driven by increases in unrealized losses due to the rise in interest rates throughout the fiscal year. At September 30, 2023, there were 206 securities AFS in an unrealized loss position. All of the mortgage-backed securities ("MBS") in an unrealized loss position at September 30, 2023 were government guaranteed. Management assessed each investment security with unrealized losses for credit loss and determined all unrealized losses on these securities were due to change in interest rates versus credit loss. As part of that assessment, management evaluated and concluded that it is more-likely-than-not that the Company will not be required and does not intend to sell any of the securities prior to recovery of the amortized cost. At September 30, 2023, there was no ACL for debt securities AFS.

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

	At September 30,
(Dollars in thousands)	2023		2022
Securities AFS at Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,023	$4,971	$718	$715
Due after one year through five years	11,175	10,292	9,921	9,395
Due after five years through ten years	79,139	66,428	89,921	81,819
Due after ten years	552,360	497,012	483,707	441,943
	647,697	578,703	584,267	533,872
Mortgage-backed securities	1,495,636	1,225,525	1,581,452	1,348,997
Total securities AFS, at fair value	$2,143,333	$1,804,228	$2,165,719	$1,882,869

Securities HTM at Fair Value
Due after ten years	$34,415	$29,571	$39,093	$35,903
	34,415	29,571	39,093	35,903
Mortgage-backed securities	2,176	1,854	2,589	2,268
Total securities HTM, at cost	$36,591	$31,425	$41,682	$38,171

Activity related to the sale of securities is summarized below.

	Fiscal Year Ended September 30,
(Dollars in thousands)	2023	2022	2021
Securities AFS
Proceeds from sales	$—	$265,951	$50,468
Gross gains on sales	—	1,742	179
Gross losses on sales	—	1,588	173
Net gain (loss) on securities AFS	$—	$154	$6

There was no activity related to the sale of securities held to maturity during the fiscal years ended September 30, 2023, 2022, and 2021.

No securities were pledged as collateral for public funds on deposit at September 30, 2023 and 2022. No securities were pledged as collateral for individual, trust and estate deposits at September 30, 2023 and 2022.

FRB Stock. The Bank is required by federal law to subscribe to capital stock (divided into shares of $100 each) as a member of the FRB of Minneapolis with an amount equal to six per centum of the paid-up capital stock and surplus. One-half of the subscription is paid at time of application, and one-half is subject to call of the Board of Governors of the Federal Reserve System. FRB of Minneapolis stock held by the Bank totaled $19.7 million at September 30, 2023 and 2022. These equity securities are 'restricted' in that they can only be owned by member banks. At fiscal year-end 2023 and 2022, the Company pledged securities with fair values of $773.6 million and $924.2 million against FRB advances, respectively.

Included in interest and dividend income from other investments is $1.2 million, $1.2 million, and $1.5 million related to dividend income on FRB stock for the fiscal years ended September 30, 2023, 2022, and 2021, respectively.

FHLB Stock. The Company’s borrowings from the FHLB are secured by specific investment securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.

The investments in the FHLB stock are required investments related to the Company’s membership in and current borrowings from the FHLB of Des Moines. The investments in the FHLB of Des Moines could be adversely impacted by the financial operations of the FHLB and actions of their regulator, the Federal Housing Finance Agency.
The FHLB stock is carried at cost since it is generally redeemable at par value. The carrying value of the stock held at the FHLB was $8.5 million and $9.1 million at September 30, 2023 and 2022, respectively. At fiscal year-end 2023 and 2022, the Company pledged securities with fair values of approximately $996.9 million and $804.0 million, respectively, as collateral against FHLB advances. There was no combination of qualifying residential and other real estate loans pledged as collateral at September 30, 2023 and 2022.

Included in interest and dividend income from other investments is $0.5 million, $0.3 million and $0.2 million related to dividend income on FHLB stock for the fiscal years ended September 30, 2023, 2022 and 2021, respectively.

These equity securities are ‘restricted’ in that they can only be sold back to the respective institution from which they were acquired or another member institution at par. Therefore, FRB and FHLB stocks are less liquid than other marketable equity securities, and the fair value approximates cost.

Equity Securities. The Company held $3.4 million and $2.9 million in marketable equity securities at September 30, 2023 and 2022, respectively. The unrealized gains and losses associated with these securities were insignificant for the fiscal years ended September 30, 2023 and 2022. No securities were sold during the fiscal year.

Non-marketable equity securities with a readily determinable fair value totaled $8.4 million and $7.2 million at September 30, 2023 and 2022, respectively. The Company recognized $0.2 million in unrealized losses and $1.1 million in unrealized gains during the fiscal years ended September 30, 2023 and 2022, respectively. No securities were sold during the fiscal year.

Non-marketable equity securities without readily determinable fair value totaled $16.2 million and $18.2 million at September 30, 2023 and 2022, respectively. There were two securities sold during the fiscal year for a $0.1 million gain.

Equity Securities Impairment. The Company evaluates impairment for investments held at cost on at least an annual basis based on the ultimate recoverability of the par value. All other equity investments, including those under the equity method, are reviewed for other-than-temporary impairment on at least a quarterly basis. The Company recognized $3.3 million, zero, and $2.6 million in impairment for such investments for the fiscal years ended September 30, 2023, 2022, and 2021, respectively.

NOTE 4.  LOANS AND LEASES, NET

Loans and leases consist of the following:

	At September 30,
(Dollars in thousands)	2023	2022
Term lending	$1,308,133	$1,090,289
Asset-based lending	382,371	351,696
Factoring	358,344	372,595
Lease financing	183,392	210,692
Insurance premium finance	800,077	479,754
SBA/USDA	524,750	359,238
Other commercial finance	166,091	159,409
Commercial finance	3,723,158	3,023,673
Consumer finance	254,416	169,659
Tax services	5,192	9,098
Warehouse finance	376,915	326,850
Total loans and leases	4,359,681	3,529,280
Net deferred loan origination costs	6,435	7,025
Total gross loans and leases	4,366,116	3,536,305
Allowance for credit losses	(49,705)	(45,947)
Total loans and leases, net	$4,316,411	$3,490,358

During the fiscal years ended September 30, 2023 and 2022, the Company originated $1.21 billion and $985.3 million of other consumer finance and SBA/USDA loans as held for sale, respectively.

The Company sold held for sale loans resulting in proceeds of $1.14 billion and gain on sale of $0.3 million during the fiscal year ended September 30, 2023. The Company sold held for sale loans resulting in proceeds of $1.06 billion and gain on sale of $3.7 million during the fiscal year ended September 30, 2022.

Loans purchased and sold by portfolio segment, including participation interests, were as follows:

	Fiscal Year Ended September 30,
(Dollars in thousands)	2023	2022
Loans Purchased
Loans held for investment:
Commercial finance	$480	$3,098
Warehouse finance	214,786	112,255
Total purchases	$215,266	$115,353
Loans Sold
Loans held for sale:
Commercial finance	$16,610	$50,848
Consumer finance	1,123,271	855,291
Community banking	—	153,222
Loans held for investment:
Commercial finance	—	15,549
Consumer finance	—	77,456
Community banking	—	30,235
Total sales	$1,139,881	$1,182,601

Leasing Portfolio. The net investment in direct financing and sales-type leases was comprised of the following:

	At September 30,
(Dollars in thousands)	2023	2022
Minimum lease payments receivable	$191,807	$216,880
Unguaranteed residual assets	12,709	13,037
Unamortized initial direct costs	141	295
Unearned income	(21,124)	(19,225)
Total net investment in direct financing and sales-type leases	$183,533	$210,987

The components of total lease income were as follows:

	Fiscal Year Ended September 30,
(Dollars in thousands)	2023	2022
Interest income - loans and leases
Interest income on net investments in direct financing and sales-type leases	$13,536	$17,081

Leasing and equipment finance noninterest income
Lease income from operating lease payments	53,551	46,017
Other(1)	3,964	5,982
Total leasing and equipment finance noninterest income	57,515	51,999
Total lease income	$71,051	$69,080
(1) Other leasing and equipment finance noninterest income consists of gains (losses) on sales of leased equipment, fees and service charges on leases and gains (losses) on sales of leases.

Undiscounted future minimum lease payments receivable for direct financing and sales-type leases, and a reconciliation to the carrying amount recorded at September 30, 2023 were as follows:

(Dollars in thousands)
2024	$76,899
2025	47,205
2026	25,478
2027	16,300
2028	13,378
Thereafter	12,547
Total undiscounted future minimum lease payments receivable for direct financing and sales-type leases	191,807
Third-party residual value guarantees	—
Total carrying amount of direct financing and sales-type leases	$191,807

The Company did not record any contingent rental income from direct financing and sales-type leases in the fiscal year ended September 30, 2023.

Although macroeconomic conditions and markets have improved since the COVID-19 pandemic, other factors have been affecting the economic environment in 2023 including geopolitical conflict, supply chain disruptions, inflation, rising interest rates, and bank failures brought on by, among other things, rising interest rates, deposit outflows and liquidity crises. While the ultimate impact of these factors on the Company's loan and lease portfolio remains difficult to predict, management continues to evaluate the loan and lease portfolio in order to assess the impact on repayment sources and underlying collateral that could result in additional losses and the impact to our customers and businesses as a result of these factors impacting the economy and will refine its estimate as developments occur and more information becomes available.

Activity in the allowance for credit losses was as follows:

	Fiscal Year Ended September 30,
(Dollars in thousands)	2023	2022
Beginning balance	$45,947	$68,281
Provision for credit losses	57,448	28,862
Charge-offs	(59,898)	(61,061)
Recoveries	6,208	9,865
Ending balance	$49,705	$45,947

Activity in the allowance for credit losses and balances of loans and leases by portfolio segment was as follows:

	At September 30, 2023
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$24,621	$10,541	$(11,295)	$1,819	$25,686
Asset-based lending	1,050	4,005	(2,873)	556	2,738
Factoring	6,556	1,523	(1,545)	32	6,566
Lease financing	5,902	(1,424)	(1,479)	303	3,302
Insurance premium finance	1,450	2,349	(1,659)	497	2,637
SBA/USDA	3,263	(296)	(43)	38	2,962
Other commercial finance	1,310	1,779	—	—	3,089
Commercial finance	44,152	18,477	(18,894)	3,245	46,980
Consumer finance	1,463	3,146	(2,263)	—	2,346
Tax services	5	35,775	(38,741)	2,963	2
Warehouse finance	327	50	—	—	377
Total loans and leases	45,947	57,448	(59,898)	6,208	49,705
Unfunded commitments(1)	366	(94)	—	—	272
Total	$46,313	$57,354	$(59,898)	$6,208	$49,977
(1) Reserve for unfunded commitments is recognized within other liabilities on the Consolidated Statements of Financial Condition.

	At September 30, 2022
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$29,351	$4,850	$(12,629)	$3,049	$24,621
Asset-based lending	1,726	(1,092)	(16)	432	1,050
Factoring	3,997	11,699	(11,057)	1,917	6,556
Lease financing	7,629	(2,062)	(301)	636	5,902
Insurance premium finance	1,394	597	(767)	226	1,450
SBA/USDA	2,978	863	(652)	74	3,263
Other commercial finance	1,168	142	—	—	1,310
Commercial finance	48,243	14,997	(25,422)	6,334	44,152
Consumer finance	7,354	(1,449)	(4,787)	345	1,463
Tax services	2	28,093	(30,852)	2,762	5
Warehouse finance	420	(93)	—	—	327
Community banking	12,262	(12,686)	—	424	—
Total loans and leases	68,281	28,862	(61,061)	9,865	45,947
Unfunded commitments(1)	690	(324)	—	—	366
Total	$68,971	$28,538	$(61,061)	$9,865	$46,313
(1) Reserve for unfunded commitments is recognized within other liabilities on the Consolidated Statements of Financial Condition.

Information on loans and leases that are deemed to be collateral dependent and are evaluated individually for the ACL was as follows:

(Dollars in thousands)	At September 30, 2023	At September 30, 2022
Term lending	$3,516	$2,885
Asset-based lending	19,226	—
Factoring	1,133	550
Lease financing	630	2,787
SBA/USDA	750	1,199
Commercial finance(1)	25,255	7,421
Total	$25,255	$7,421
(1) For Commercial Finance, collateral dependent financial assets have collateral in the form of cash, equipment, or other business assets.

Management has identified certain structured finance credits for alternative energy projects in which a substantial cash collateral account has been established to mitigate credit risk. Due to the nature of the transactions and significant cash collateral positions, these credits are evaluated individually. The balance of these pass rated cash collateral loans totaled $117.0 million and $120.7 million at September 30, 2023 and 2022, respectively.

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

The Company has various portfolios of consumer finance and tax services loans that present unique risks that are statistically managed. Due to the unique risks associated with these portfolios, the Company monitors other credit quality indicators in its evaluation of the appropriateness of the ACL on these portfolios, and as such, these loans are not included in the asset classification table below. The outstanding balances of consumer finance loans and tax services loans were $254.4 million and $5.2 million at September 30, 2023, respectively, and $169.7 million and $9.1 million at September 30, 2022, respectively. The amortized cost basis of loans and leases by asset classification and year of origination was as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At September 30, 2023	2023	2022	2021	2020	2019	Prior
Term lending
Pass	$301,778	$149,190	$99,677	$73,132	$14,368	$323,482	$—	$961,627
Watch	35,277	51,036	58,041	12,230	4,483	18,931	—	179,998
Special mention	15,314	13,853	20,463	723	2,932	11,300	—	64,585
Substandard	4,604	30,451	14,729	24,613	3,872	16,597	—	94,866
Doubtful	200	2,655	1,691	1,121	165	1,225	—	7,057
Total	357,173	247,185	194,601	111,819	25,820	371,535	—	1,308,133
Asset-based lending
Pass	—	—	—	—	—	—	161,744	161,744
Watch	—	—	—	—	—	—	174,243	174,243
Special mention	—	—	—	—	—	—	26,382	26,382
Substandard	—	—	—	—	—	—	19,501	19,501
Doubtful	—	—	—	—	—	—	501	501
Total	—	—	—	—	—	—	382,371	382,371
Factoring
Pass	—	—	—	—	—	—	270,754	270,754
Watch	—	—	—	—	—	—	70,833	70,833
Special mention	—	—	—	—	—	—	8,892	8,892
Substandard	—	—	—	—	—	—	7,865	7,865
Total	—	—	—	—	—	—	358,344	358,344
Lease financing
Pass	7,716	15,941	15,167	27,489	4,036	50,688	—	121,037
Watch	626	10,436	12,566	4,494	1,579	222	—	29,923
Special mention	—	—	847	415	195	—	—	1,457
Substandard	—	1,983	7,082	3,660	3,062	14,923	—	30,710
Doubtful	—	—	71	61	—	133	—	265
Total	8,342	28,360	35,733	36,119	8,872	65,966	—	183,392
Insurance premium finance
Pass	797,267	1,210	—	—	—	—	—	798,477
Watch	858	34	—	—	—	—	—	892
Special mention	250	15	—	—	—	—	—	265
Substandard	91	20	—	—	—	—	—	111
Doubtful	180	152	—	—	—	—	—	332
Total	798,646	1,431	—	—	—	—	—	800,077
SBA/USDA

Pass	158,675	148,525	26,244	36,274	8,798	18,252	—	396,768
Watch	49,010	48,833	658	51	357	2,572	—	101,481
Special mention	—	—	530	—	—	—	—	530
Substandard	252	2,356	1,718	5,418	8,509	7,718	—	25,971
Total	207,937	199,714	29,150	41,743	17,664	28,542	—	524,750
Other commercial finance
Pass	2,330	18,927	32,737	1,137	10,122	69,927	—	135,180
Watch	1,742	—	—	—	—	—	—	1,742
Substandard	2,753	450	25,708	—	—	258	—	29,169
Total	6,825	19,377	58,445	1,137	10,122	70,185	—	166,091
Warehouse finance
Pass	—	—	—	—	—	—	376,915	376,915
Total	—	—	—	—	—	—	376,915	376,915
Total loans and leases
Pass	1,267,766	333,793	173,825	138,032	37,324	462,349	809,413	3,222,502
Watch	87,513	110,339	71,265	16,775	6,419	21,725	245,076	559,112
Special mention	15,564	13,868	21,840	1,138	3,127	11,300	35,274	102,111
Substandard	7,700	35,260	49,237	33,691	15,443	39,496	27,366	208,193
Doubtful	380	2,807	1,762	1,182	165	1,358	501	8,155
Total	$1,378,923	$496,067	$317,929	$190,818	$62,478	$536,228	$1,117,630	$4,100,073

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At September 30, 2022	2022	2021	2020	2019	2018	Prior
Term lending
Pass	$246,627	$240,018	$105,170	$60,417	$89,072	$61,229	$—	$802,533
Watch	45,539	24,318	45,052	11,698	21,077	9,799	—	157,483
Special mention	9,500	24,885	14,300	2,861	619	242	—	52,407
Substandard	10,627	16,694	12,248	23,266	10,457	2,255	—	75,547
Doubtful	175	407	469	872	204	192	—	2,319
Total	312,468	306,322	177,239	99,114	121,429	73,717	—	1,090,289
Asset-based lending
Pass	—	—	—	—	—	—	154,494	154,494
Watch	—	—	—	—	—	—	162,990	162,990
Special mention	—	—	—	—	—	—	13,770	13,770
Substandard	—	—	—	—	—	—	20,442	20,442
Total	—	—	—	—	—	—	351,696	351,696
Factoring
Pass	—	—	—	—	—	—	254,883	254,883
Watch	—	—	—	—	—	—	86,219	86,219
Special mention	—	—	—	—	—	—	9,174	9,174
Substandard	—	—	—	—	—	—	22,319	22,319
Total	—	—	—	—	—	—	372,595	372,595
Lease financing
Pass	7,407	38,818	31,408	26,552	12,361	823	—	117,369
Watch	8,799	17,098	10,284	6,655	2,899	151	—	45,886
Special mention	151	6,151	2,644	481	2,876	2,811	—	15,114
Substandard	825	9,486	11,819	7,273	1,245	—	—	30,648

Doubtful	144	163	1,280	88	—	—	—	1,675
Total	17,326	71,716	57,435	41,049	19,381	3,785	—	210,692
Insurance premium finance
Pass	478,504	307	8	—	—	—	—	478,819
Watch	539	7	—	—	—	—	—	546
Special mention	169	40	—	—	—	—	—	209
Substandard	106	46	—	—	—	—	—	152
Doubtful	14	14	—	—	—	—	—	28
Total	479,332	414	8	—	—	—	—	479,754
SBA/USDA
Pass	54,512	111,907	40,474	56,538	28,874	24,305	—	316,610
Watch	—	13,836	1,266	702	—	710	—	16,514
Special mention	—	211	—	869	—	—	—	1,080
Substandard	4,149	10,968	4,278	—	1,094	4,545	—	25,034
Total	58,661	136,922	46,018	58,109	29,968	29,560	—	359,238
Other commercial finance
Pass	5,886	13,607	26,040	20,458	23,098	40,782	—	129,871
Substandard	—	9,538	—	—	—	20,000	—	29,538
Total	5,886	23,145	26,040	20,458	23,098	60,782	—	159,409
Warehouse finance
Pass	—	—	—	—	—	—	294,350	294,350
Special mention	—	—	—	—	—	—	32,500	32,500
Total	—	—	—	—	—	—	326,850	326,850
Total loans and leases
Pass	792,936	404,657	203,100	163,965	153,405	127,139	703,727	2,548,929
Watch	54,877	55,259	56,602	19,055	23,976	10,660	249,209	469,638
Special mention	9,820	31,287	16,944	4,211	3,495	3,053	55,444	124,254
Substandard	15,707	46,732	28,345	30,539	12,796	26,800	42,761	203,680
Doubtful	333	584	1,749	960	204	192	—	4,022
Total	$873,673	$538,519	$306,740	$218,730	$193,876	$167,844	$1,051,141	$3,350,523

Past due loans and leases were as follows:

	At September 30, 2023
	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Nonaccrual Balance	Total
Loans held for sale	$626	$549	$306	$1,481	$76,298	$77,779	$306	$—	$306

Term lending	13,898	7,723	11,136	32,757	1,275,376	1,308,133	3,737	15,324	19,061
Asset-based lending	—	—	123	123	382,248	382,371	—	18,082	18,082
Factoring	—	—	—	—	358,344	358,344	—	1,298	1,298
Lease financing	6,865	158	4,828	11,851	171,541	183,392	4,242	1,666	5,908
Insurance premium finance	2,159	1,262	2,339	5,760	794,317	800,077	2,339	—	2,339
SBA/USDA	512	—	1,835	2,347	522,403	524,750	833	1,002	1,835
Other commercial finance	—	—	91	91	166,000	166,091	91	—	91
Commercial finance	23,434	9,143	20,352	52,929	3,670,229	3,723,158	11,242	37,372	48,614
Consumer finance	2,992	2,425	2,210	7,627	246,789	254,416	2,210	—	2,210
Tax services	—	—	5,082	5,082	110	5,192	5,082	—	5,082
Warehouse finance	—	—	—	—	376,915	376,915	—	—	—
Total loans and leases held for investment	26,426	11,568	27,644	65,638	4,294,043	4,359,681	18,534	37,372	55,906
Total loans and leases	$27,052	$12,117	$27,950	$67,119	$4,370,341	$4,437,460	$18,840	$37,372	$56,212

	At September 30, 2022
	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Nonaccrual Balance	Total
Loans held for sale	$—	$—	$—	$—	$21,071	$21,071	$—	$—	$—

Term lending	14,066	2,576	4,458	21,100	1,069,189	1,090,289	2,035	7,576	9,611
Asset-based lending	—	—	68	68	351,628	351,696	39	29	68
Factoring	—	—	—	—	372,595	372,595	—	569	569
Lease financing	8,265	2,253	1,714	12,232	198,460	210,692	440	3,750	4,190
Insurance premium finance	2,550	1,379	1,628	5,557	474,197	479,754	1,628	—	1,628
SBA/USDA	—	—	—	—	359,238	359,238	—	1,451	1,451
Other commercial finance	—	—	—	—	159,409	159,409	—	—	—
Commercial finance	24,881	6,208	7,868	38,957	2,984,716	3,023,673	4,142	13,375	17,517
Consumer finance	3,322	2,609	2,793	8,724	160,935	169,659	2,793	—	2,793
Tax services	—	—	8,873	8,873	225	9,098	8,873	—	8,873
Warehouse finance	—	—	—	—	326,850	326,850	—	—	—
Total loans and leases held for investment	28,203	8,817	19,534	56,554	3,472,726	3,529,280	15,808	13,375	29,183
Total loans and leases	$28,203	$8,817	$19,534	$56,554	$3,493,797	$3,550,351	$15,808	$13,375	$29,183

Nonaccrual loans and leases by year of origination were as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
At September 30, 2023	2023	2022	2021	2020	2019	Prior
Term lending	$748	$4,942	$2,933	$2,165	$3,134	$1,402	$—	$15,324	$—
Asset-based lending	—	—	—	—	—	—	18,082	18,082	—
Factoring	—	—	—	—	—	—	1,298	1,298	—
Lease financing	—	—	446	660	—	560	—	1,666	1
SBA/USDA	—	750	—	—	—	252	—	1,002	—
Commercial finance	748	5,692	3,379	2,825	3,134	2,214	19,380	37,372	1
Total nonaccrual loans and leases	$748	$5,692	$3,379	$2,825	$3,134	$2,214	$19,380	$37,372	$1

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
At September 30, 2022	2022	2021	2020	2019	2018	Prior
Term lending	$251	$1,110	$1,964	$989	$3,096	$166	$—	$7,576	$2,885
Asset-based lending	—	—	—	—	—	—	29	29	—
Factoring	—	—	—	—	—	—	569	569	550
Lease financing	977	310	2,442	13	8	—	—	3,750	—
SBA/USDA	—	—	1,199	—	—	252	—	1,451	1,199
Commercial finance	1,228	1,420	5,605	1,002	3,104	418	598	13,375	4,634
Total nonaccrual loans and leases	$1,228	$1,420	$5,605	$1,002	$3,104	$418	$598	$13,375	$4,634

Loans and leases that are 90 days or more delinquent and accruing by year of origination were as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At September 30, 2023	2023	2022	2021	2020	2019	Prior
Loans held for sale	$306	$—	$—	$—	$—	$—	$—	$306
Term lending	1,290	1,371	500	233	29	314	—	3,737
Lease financing	—	490	979	784	1,794	195	—	4,242
Insurance premium finance	—	414	114	—	334	1,477	—	2,339
SBA/USDA	—	—	—	833	—	—	—	833
Other commercial finance	—	—	—	—	—	91	—	91
Commercial finance	1,290	2,275	1,593	1,850	2,157	2,077	—	11,242
Consumer finance	891	1,045	246	—	—	—	28	2,210
Tax services	5,082	—	—	—	—	—	—	5,082
Total loans and leases held for investment	7,263	3,320	1,839	1,850	2,157	2,077	28	18,534
Total 90 days or more delinquent and accruing	$7,569	$3,320	$1,839	$1,850	$2,157	$2,077	$28	$18,840

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At September 30, 2022	2022	2021	2020	2019	2018	Prior
Term lending	$207	$720	$716	$130	$70	$192	$—	$2,035
Asset-based lending	—	—	—	—	—	—	39	39
Lease financing	8	158	98	131	45	—	—	440
Insurance premium finance	1,513	110	5	—	—	—	—	1,628
Commercial finance	1,728	988	819	261	115	192	39	4,142
Consumer finance	2,123	605	42	23	—	—	—	2,793
Tax services	8,873	—	—	—	—	—	—	8,873
Total 90 days or more delinquent and accruing	$12,724	$1,593	$861	$284	$115	$192	$39	$15,808

Certain loans and leases 90 days or more past due as to interest or principal continue to accrue because they are (1) well-secured and in the process of collection or (2) consumer loans exempt under regulatory rules from being classified as non-accrual until later delinquency, usually 120 days past due.

The following table provides the average recorded investment in nonaccrual loans and leases:

	Fiscal Year Ended September 30,
(Dollars in thousands)	2023	2022
Term lending	$11,494	$11,320
Asset-based lending	10,295	3,754
Factoring	578	6,344
Lease financing	2,852	3,278
SBA/USDA	1,244	1,244
Commercial finance	26,463	25,940
Total loans and leases	$26,463	$25,940

The recognized interest income on the Company's nonaccrual loans and leases for the fiscal years ended September 30, 2023 and 2022 was not significant.

The Company’s troubled debt restructurings ("TDRs") typically involve forgiving a portion of interest or principal on existing loans, making loans at a rate materially less than current market rates, or extending the term of the loan. There were $1.1 million loans that were modified in a TDR during the fiscal year ended September 30, 2023. There were $10.5 million of commercial finance loans and $0.9 million of consumer finance loans that were modified in a TDR during the fiscal year ended September 30, 2022, all of which were modified to extend the term of the loan.

During the fiscal year ended September 30, 2023, the Company had $0.9 million of commercial finance loans that were modified in a TDR within the previous 12 months and for which there was a payment default. During the fiscal year ended September 30, 2022, the Company had $5.2 million of commercial finance loans and $1.1 million of consumer finance loans that were modified in a TDR within the previous 12 months and for which there was a payment default. TDR net charge-offs and the impact of TDRs on the Company's allowance for credit losses were insignificant during the fiscal years ended September 30, 2023 and September 30, 2022.

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

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted earnings per share is presented below.

	Fiscal Year Ended September 30,
(Dollars in thousands, except per share data)	2023	2022	2021
Basic income per common share:
Net income attributable to Pathward Financial, Inc.	$163,615	$156,386	$141,708
Dividends and undistributed earnings allocated to participating securities	(2,453)	(2,565)	(2,698)
Basic net earnings available to common stockholders	161,162	153,821	139,010
Undistributed earnings allocated to nonvested restricted stockholders	2,372	2,468	2,575
Reallocation of undistributed earnings to nonvested restricted stockholders	(2,364)	(2,468)	(2,573)
Diluted net earnings available to common stockholders	$161,170	$153,821	$139,012

Total weighted-average basic common shares outstanding	26,833,079	29,227,071	31,729,596
Effect of dilutive securities(1)
Performance share units	92,527	5,176	21,926
Total effect of dilutive securities	92,527	5,176	21,926
Total weighted-average diluted common shares outstanding	26,925,606	29,232,247	31,751,522

Net earnings per common share:
Basic earnings per common share	$6.01	$5.26	$4.38
Diluted earnings per common share(2)	$5.99	$5.26	$4.38
(1) Represents the effect of the assumed exercise of stock options and vesting of performance share units and restricted stock, as applicable, utilizing the treasury stock method.
(2) Excluded from the computation of diluted earnings per share for the fiscal years ended September 30, 2023, 2022, and 2021, respectively, were 408,477, 487,476, and 615,811 weighted average shares of nonvested restricted stock because their inclusion would be anti-dilutive.

NOTE 6.  PREMISES, FURNITURE, AND EQUIPMENT, NET

Premises, furniture, and equipment consists of the following:

	At September 30,
(Dollars in thousands)	2023	2022
Land	$1,354	$1,354
Buildings	21,331	21,300
Furniture, fixtures, and equipment	62,312	56,631
	84,997	79,285
Less: accumulated depreciation and amortization	(45,837)	(37,575)
Net book value	$39,160	$41,710

Depreciation expense of premises, furniture and equipment included in occupancy and equipment expense was approximately $11.1 million, $11.3 million and $9.6 million for the fiscal years ended September 30, 2023, 2022 and 2021, respectively.

NOTE 7.  RENTAL EQUIPMENT, NET

Rental equipment consists of the following:

	At September 30,
(Dollars in thousands)	2023	2022
Computers and IT networking equipment	$25,094	$21,669
Motor vehicles and other	122,845	107,648
Other furniture and equipment	37,637	34,254
Solar panels and equipment	142,355	133,765
Total	327,931	297,336

Accumulated depreciation	(117,418)	(94,355)
Unamortized initial direct costs	1,237	1,390
Net book value	$211,750	$204,371

Future minimum lease payments expected to be received for operating leases at September 30, 2023 were as follows:

(Dollars in thousands)
2024	$45,612
2025	37,424
2026	27,542
2027	19,791
2028	11,495
Thereafter	13,891
Total	$155,755

NOTE 8.  GOODWILL AND INTANGIBLE ASSETS

The Company held a total of $309.5 million of goodwill at September 30, 2023. The recorded goodwill is a result of multiple business combinations that occurred from 2015 to 2018. There have been no changes to the carrying amount of goodwill during the fiscal years ended September 30, 2023 and 2022.

The changes in the carrying amount of the Company's intangible assets were as follows:

(Dollars in thousands)	Trademark(1)	Non-Compete	Customer Relationships(2)	All Others(3)	Total
At September 30, 2022	$8,605	$—	$12,395	$4,691	$25,691
Amortization during the period	(1,128)	—	(3,285)	(558)	(4,971)
At September 30, 2023	$7,477	$—	$9,110	$4,133	$20,720

Gross carrying amount	$14,314	$301	$77,578	$7,796	$99,989
Accumulated amortization	(6,837)	(301)	(57,550)	(3,445)	(68,133)
Accumulated impairment	—	—	(10,918)	(218)	(11,136)
At September 30, 2023	$7,477	$—	$9,110	$4,133	$20,720

At September 30, 2021	$9,823	$40	$17,868	$5,417	$33,148
Acquisitions during the period	—	—	—	1	1
Amortization during the period	(1,218)	(40)	(4,803)	(524)	(6,585)
Write-offs and disposals during the period	—	—	(670)	(203)	(873)
At September 30, 2022	$8,605	$—	$12,395	$4,691	$25,691

Gross carrying amount	$14,624	$2,481	$82,088	$9,940	$109,133
Accumulated amortization	(6,019)	(2,481)	(58,775)	(5,031)	(72,306)
Accumulated impairment	—	—	(10,918)	(218)	(11,136)
At September 30, 2022	$8,605	$—	$12,395	$4,691	$25,691
(1) Book amortization period of 5-15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 10-30 years. Amortized using the accelerated method.
(3) Book amortization period of 3-20 years. Amortized using the straight line method.

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in the subsequent fiscal years at September 30, 2023 was as follows:

(Dollars in thousands)
2024	$4,116
2025	3,554
2026	3,208
2027	2,562
2028	2,251
Thereafter	5,029
Total anticipated intangible amortization	$20,720

There was a no impairment to intangible assets for the fiscal year ended September 30, 2023 and $0.7 million impairment for the fiscal year ended September 30, 2022. Intangible impairment expense is recorded within the impairment expense line of the Consolidated Statements of Operations.

NOTE 9. OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease right-of-use ("ROU") assets, included in other assets, were $26.9 million and $30.1 million at September 30, 2023 and 2022, respectively.

Operating lease liabilities, included in accrued expenses and other liabilities, were $28.8 million and $32.1 million at September 30, 2023 and 2022, respectively.

Undiscounted future minimum operating lease payments and a reconciliation to the amount recorded as operating lease liabilities at September 30, 2023 were as follows:

(Dollars in thousands)
2024	$3,913
2025	3,718
2026	3,195
2027	3,092
2028	3,803
Thereafter	14,836
Total undiscounted future minimum lease payments	32,557
Discount	(3,724)
Total operating lease liabilities	$28,833

The weighted-average discount rate and remaining lease term for operating leases at September 30, 2023 were as follows:

Weighted-average discount rate	2.38%
Weighted-average remaining lease term (years)	9.66

The components of total lease costs for operating leases were as follows:

	Fiscal Year Ended September 30,
(Dollars in thousands)	2023	2022
Lease expense	$3,951	$4,431
Short-term and variable lease cost	142	194
ROU asset impairment	—	670
Sublease income	(1,409)	(1,267)
Total lease cost for operating leases	$2,684	$4,028

NOTE 10.  TIME CERTIFICATES OF DEPOSIT

Time certificates of deposit in denominations of $250,000 or more were approximately $5.0 million and $6.2 million at September 30, 2023, and 2022, respectively.

Scheduled maturities of time certificates of deposit at September 30, 2023 were as follows for the fiscal years ending:

(Dollars in thousands)
2024	$5,165
2025	369
2026	—
2027	—
2028	—
Thereafter	—
Total(1)	$5,534
(1) As of September 30, 2023, the Company had no certificates of deposit recorded in wholesale deposits on the Consolidated Statements of Financial Condition.

Under the Dodd-Frank Act, IRA and non-IRA deposit accounts are insured up to $250,000 by the DIF under management of the FDIC.

NOTE 11.  SHORT-TERM AND LONG-TERM BORROWINGS

Short-Term Borrowings

	At September 30,
(Dollars in thousands)	2023	2022
Overnight fed funds purchased	$13,000	$—
Total	$13,000	$—

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

At September 30, 2023 and 2022, the Bank pledged securities with fair values of approximately $996.9 million and $804.0 million, respectively, to be used against FHLB advances as needed. In addition, qualifying real estate loans of approximately $21.3 million were pledged as collateral at September 30, 2023 compared to none at September 30, 2022.

The Company had no securities sold under agreements to repurchase at September 30, 2023 and 2022.

Long-Term Borrowings

	At September 30,
(Dollars in thousands)	2023	2022
Trust preferred securities	$13,661	$13,661
Subordinated debentures, net of issuance costs	19,591	20,000
Other long-term borrowings(1)	621	2,367
Total	$33,873	$36,028
(1) Includes $0.6 million and $2.4 million of discounted leases at September 30, 2023 and 2022, respectively.

Scheduled maturities of the Company's long-term borrowings at September 30, 2023 were as follows for the fiscal years ending:

(Dollars in thousands)	Trust preferred securities	Subordinated debentures	Other long-term borrowings	Total
2024	$—	$—	$—	$—
2025	—	—	621	621
2026	—	—	—	—
2027	—	—	—	—
2028	—	—	—	—
Thereafter	13,661	19,591	—	33,252
Total long-term borrowings	$13,661	$19,591	$621	$33,873

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

The Company issued all of the 10,310 authorized shares of trust preferred securities of First Midwest Financial Capital Trust I holding solely securities. Distributions are paid semi-annually. Cumulative cash distributions are calculated at 6-Month CME Term SOFR plus 0.42826% tenor spread adjustment plus 3.75% (9.65% at September 30, 2023 and 7.98% at September 30, 2022), not to exceed 12.5%. The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond July 25, 2031. At the end of any deferral period, all accumulated and unpaid distributions are required to be paid. The capital securities are required to be redeemed on July 25, 2031; however, the Company has a semi-annual option to shorten the maturity date. The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption.

Holders of the capital securities have no voting rights, are unsecured and rank junior in priority of payment to all of the Company’s indebtedness and senior to the Company’s common stock.

Although the securities issued by the Trust are not included as a component of stockholders’ equity, the securities are treated as capital for regulatory purposes, subject to certain limitations.

Through the Crestmark Acquisition, the Company acquired $3.4 million in floating rate capital securities due to Crestmark Capital Trust I, a 100%-owned nonconsolidated subsidiary of the Company. The subordinated debentures bear interest at 3-Month CME Term SOFR plus 0.26161% tenor spread adjustment plus 3.00%, have a stated maturity of 30 years and are redeemable by the Company at par, with regulatory approval. The interest rate is reset quarterly at distribution dates in February, May, August, and November. The interest rate as of September 30, 2023 was 8.66%. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.

The Company redeemed its $75.0 million of 5.75% fixed-to-floating rate subordinated debentures on May 15, 2022 with payment of $75.0 million principal and approximately $1.0 million interest. On September 23, 2022, the Company completed a private placement of $20.0 million of its 6.625% fixed-to-floating rate subordinated debentures due 2032 to certain qualified institutional buyers and accredited investors. These notes will mature on September 30, 2032, unless earlier redeemed. Beginning on September 30, 2027, the notes may be redeemed, in whole or in part, at the Company's option subject to regulatory approval, on any scheduled interest payment date. Prior to September 30, 2027, the notes may be redeemed, in whole but not in part, at any time upon certain other specified events. At September 30, 2023, the Company had $20.0 million in aggregate principal amount in subordinated debentures remains outstanding.

NOTE 12.  STOCKHOLDERS' EQUITY

Repurchase of Common Stock. The Company's Board of Directors authorized the September 3, 2021 share repurchase program to repurchase up to 6,000,000 shares of the Company's outstanding common stock. This authorization is effective from September 3, 2021 through September 30, 2024. On August 25, 2023, the Company's Board of Directors announced a share repurchase program to repurchase up to an additional 7,000,000 shares of the Company's outstanding common stock on or before September 30, 2028. During the fiscal years ended September 30, 2023 and 2022, the Company repurchased 2,628,541 and 3,020,899 shares, respectively, as part of the share repurchase programs.

Under the repurchase programs, repurchased shares were retired and designated as authorized but unissued shares. The Company accounts for repurchased shares using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. As of September 30, 2023, 8,666,436 shares of common stock remained available for repurchase.
For the fiscal years ended September 30, 2023, and 2022, the Company also repurchased 67,103 and 73,522 shares, or $2.5 million and $4.0 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Repurchase of Treasury Stock. The Company accounts for the retirement of repurchased shares, including treasury stock, using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. The Company retired 149,679 and zero shares of common stock held in treasury during the fiscal years ended September 30, 2023 and 2022, respectively.

NOTE 13.  STOCK COMPENSATION

The Company previously maintained the Pathward Financial, Inc. 2002 Omnibus Incentive Plan, as amended and restated (the "Prior Omnibus Incentive Plan"). On September 27, 2023, the Board adopted the Pathward Financial, Inc. 2023 Omnibus Incentive Plan (the "New Omnibus Incentive Plan") contingent on stockholder approval at the Annual Meeting of Stockholders expected to be held on February 27, 2024. The Prior Omnibus Incentive Plan provided for the awarding of stock options, nonvested (restricted) shares, and performance share units ("PSUs") to certain officers and directors of the Company. Awards were granted by the Compensation Committee of the Board of Directors based on the performance of the award recipients or other relevant factors. No awards have been granted under the Prior Omnibus Incentive Plan following November 25, 2022, the date that the Prior Omnibus Incentive Plan expired by its terms.

Shares have previously been granted each year to executives and senior leadership members under the applicable Company incentive plan. These shares vest at various times ranging from immediately to three years based on circumstances at time of grant. The fair value is determined based on the fair market value of the Company’s stock on the grant date. Director shares are issued to the Company’s directors, and these shares have historically vested one year from the grant date.

The Company also grants selected executives and other key employees PSU awards. The vesting of these awards is contingent on meeting company-wide performance goals, including but not limited to return on equity, earnings per share, and total shareholder return. PSUs are generally granted at the market value of the underlying share on the date of grant, adjusted for dividends, as performance share units do not participate in dividends. The awards contingently vest over a period of three years and have payout levels ranging from a threshold of 50% to a maximum of 200%. Upon vesting, each performance share unit earned is converted into one share of common stock.

The fair value of the PSUs is determined by the dividend-adjusted fair value on the grant date for those awards subject to a performance condition. For those PSUs subject to a market condition, a simulation valuation is performed.

In addition, during the first and second quarters of fiscal year 2017, shares were granted to certain executive officers of the Company in connection with their signing of employment agreements with the Company. These stock awards vest in equal installments over eight years.

The following tables show the activity of share awards (including shares of restricted stock subject to vesting, fully-vested restricted stock, and PSUs) granted, exercised or forfeited under all of the Company’s incentive plans during the fiscal years ended September 30, 2023 and 2022.

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Fair Value at Grant
Nonvested shares outstanding, September 30, 2022	474,348	$36.52
Granted	135,417	36.68
Vested	(229,803)	37.46
Forfeited or expired	(9,811)	41.14
Nonvested shares outstanding, September 30, 2023	370,151	$35.87

Nonvested shares outstanding, September 30, 2021	547,063	$30.22
Granted	178,631	55.56
Vested	(230,323)	35.70
Forfeited or expired	(21,023)	43.45
Nonvested shares outstanding, September 30, 2022	474,348	$36.52

(Dollars in thousands, except per share data)	Number of Units	Weighted Average Fair Value at Grant
Performance share units outstanding, September 30, 2022	96,689	$42.59
Granted(1)	59,115	38.94
Vested	—	—
Forfeited or expired	—	—
Performance share units outstanding, September 30, 2023	155,804	$41.20
(1) The number of PSUs granted reflects the target number of PSUs able to be earned under a given award.

Compensation expense for share-based awards is recorded over the vesting period at the fair value of the award at the time of the grant. The exercise price of fair value of nonvested (restricted) shares and PSUs granted under the Company’s incentive plans is equal to the fair market value of the underlying stock at the grant date, adjusted for dividends where applicable. The Company has elected to record forfeitures as they occur.

The following table shows the effect to income, net of tax benefits, of share-based compensation expense recorded:

	Fiscal Year Ended September 30,
(Dollars in thousands)	2023	2022	2021
Total employee stock-based compensation expense recognized in income, net of tax effects of $1,838, $2,181, and $1,562, respectively	$8,465	$7,824	$5,290

As of September 30, 2023, stock-based compensation expense not yet recognized in income totaled $6.1 million, which is expected to be recognized over a weighted-average remaining period of 1.45 years.

NOTE 14.  INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return on a fiscal year basis. The provision for income taxes were as follows:

	Fiscal Year Ended September 30,
(Dollars in thousands)	2023	2022	2021
Federal:
Current	$8,682	$5,657	$6,402
Deferred	(1,168)	12,900	(3,909)
	7,514	18,557	2,493
State:
Current	7,817	4,720	5,938
Deferred	993	4,687	2,270
	8,810	9,407	8,208
Income tax expense	$16,324	$27,964	$10,701

The tax effects of the Company's temporary differences that give rise to significant portions of its deferred tax assets and liabilities were:

	At September 30,
(Dollars in thousands)	2023	2022
Deferred tax assets:
Bad debts	$11,606	$10,636
Deferred compensation	3,739	2,652
Stock based compensation	3,916	3,521
Valuation adjustments	393	3,047
General business credits(1)	59,783	52,684
Accrued expenses	2,558	1,948
Lease liability	7,210	8,074
Net unrealized loss on securities available for sale	84,908	71,336
Other assets	4,193	2,662
	178,306	156,560
Deferred tax liabilities:
Premises and equipment	(2,016)	(3,148)
Intangibles	(5,862)	(4,099)
Leased assets	(66,877)	(58,592)
Right-of-use assets	(6,877)	(7,758)
Other liabilities	(1,349)	(1,170)
	(82,981)	(74,767)
Net deferred tax assets	$95,325	$81,793
(1) The general business credits are investment tax credits generated from qualified solar energy property placed in service during the fiscal years ended September 30, 2023 and 2022. These credits will begin to expire on September 30, 2041.

As of September 30, 2023, the Company had a gross deferred tax asset of $2.7 million for separate company state cumulative net operating loss carryforwards, for which $2.7 million was reserved. At September 30, 2022, the Company had a gross deferred tax asset of $2.9 million for separate company state cumulative net operating loss carryforwards, for which $2.9 million was reserved. These state operating loss carryforwards will expire in various subsequent periods.

In general, management believes that the realization of its deferred tax assets is more likely than not based on the expectations as to future taxable income; therefore, there was no deferred tax valuation allowance at September 30, 2023, or 2022 with the exception of the state cumulative net operating loss carryforwards discussed above.

The table below reconciles the statutory federal income tax expense and rate to the effective income tax expense and rate for the fiscal years presented. The Company's effective tax rate is calculated by dividing income tax expense by income before income tax expense.

	Fiscal Year Ended September 30,
	2023		2022		2021
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Statutory federal income tax expense and rate	$38,248	21.0%	$38,714	21.0%	$32,854	21.0%
Change in tax rate resulting from:
State income taxes net of federal benefits	7,047	3.9%	7,413	4.0%	6,452	4.1%
162(m) disallowance	919	0.5%	1,125	0.4%	686	0.4%
Tax exempt income	(783)	(0.4)%	(743)	(0.4)%	(835)	(0.5)%
General business credits	(28,633)	(15.7)%	(17,589)	(9.5)%	(26,945)	(17.2)%
Other, net	(474)	(0.3)%	(956)	(0.3)%	(1,511)	(1.0)%
Income tax expense	$16,324	9.0%	$27,964	15.2%	$10,701	6.8%

The Company uses the flow through method of accounting for investment tax credits under which the credits are recognized as a reduction to income tax expense in the period in which the credit arises. During the fiscal years ended September 30, 2023, 2022, and 2021, $27.4 million, $16.8 million, and $26.5 million in investment tax credits were recognized as a reduction to income tax expense, respectively.

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

The tax years ended September 30, 2020 and later remain subject to examination by the Internal Revenue Service. For state purposes, the tax years ended September 30, 2020 and later remain open for examination, with few exceptions.

A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits follows:

	At September 30,
(Dollars in thousands)	2023	2022
Balance at beginning of fiscal year	$645	$777
Additions (reductions) for tax positions related to prior years	(124)	(132)
Balance at end of fiscal year	$521	$645

The total amount of unrecognized tax benefits that, if recognized, would impact the effective rate was $164,000 as of September 30, 2023. The Company recognizes interest related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest related to unrecognized tax benefits was $80,000 as of September 30, 2023. The Company does not anticipate any significant change in the total amount of unrecognized tax benefits within the next 12 months.

NOTE 15.  CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

The Company and the Bank are required to comply with the regulatory capital rules administered by federal banking agencies (the "Capital Rules"). Under the Capital Rules and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

The Capital Rules require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined). At September 30, 2023, the Company and the Bank exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements. The Company and the Bank took the AOCI opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.

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

	Company	Bank	Minimum to be Adequately Capitalized Under Prompt Corrective Action Provisions	Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
At September 30, 2023
Tier 1 leverage capital ratio	8.11%	8.32%	4.00%	5.00%
Common equity Tier 1 capital ratio	11.25	11.81	4.50	6.50
Tier 1 capital ratio	11.50	11.81	6.00	8.00
Total capital ratio	12.84	12.76	8.00	10.00

At September 30, 2022
Tier 1 leverage capital ratio	8.10%	8.19%	4.00%	5.00%
Common equity Tier 1 capital ratio	12.07	12.55	4.50	6.50
Tier 1 capital ratio	12.39	12.55	6.00	8.00
Total capital ratio	13.88	13.57	8.00	10.00

The following table provides a reconciliation of the amounts included in the table above for the Company.

(Dollars in thousands)	Standardized Approach(1) September 30, 2023
Total stockholders' equity	$650,625
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	297,679
LESS: Certain other intangible assets	21,228
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	19,679
LESS: Net unrealized (losses) on available for sale securities	(254,294)
LESS: Noncontrolling interest	(1,005)
ADD: Adoption of Accounting Standards Update 2016-13	2,017
Common Equity Tier 1(1)	569,355
Long-term borrowings and other instruments qualifying as Tier 1	13,661
Tier 1 minority interest not included in common equity Tier 1 capital	(826)
Total Tier 1 capital	582,190
Allowance for credit losses	47,960
Subordinated debentures, net of issuance costs	19,591
Total capital	$649,741
(1) Capital ratios were determined using the Basel III capital rules that became effective on January 1, 2015. Basel III revised the definition of capital, increased minimum capital ratios, and introduced a minimum common equity tier 1 capital ratio.

The following table provides a reconciliation of tangible common equity and tangible common equity excluding AOCI, each of which is used in calculating tangible book value data, to total stockholders' equity. Each of tangible common equity and tangible common equity excluding AOCI is a non-GAAP financial measure that is commonly used within the banking industry.

(Dollars in thousands)	At September 30, 2023
Total stockholders' equity	$650,625
LESS: Goodwill	309,505
LESS: Intangible assets	20,720
Tangible common equity	320,400
LESS: AOCI	(255,443)
Tangible common equity excluding AOCI	$575,843

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

(Dollars in thousands)	Consumer		Commercial		Corporate Services/Other		Consolidated Company
Fiscal Year Ended September 30,	2023	2022	2023	2022	2023	2022	2023	2022
Net interest income(1)	$154,316	$98,366	$195,239	$187,209	$38,306	$21,749	$387,861	$307,324
Noninterest income:
Refund transfer product fees	39,452	39,809	—	—	—	—	39,452	39,809
Refund advance fee income(1)	37,433	40,557	—	—	—	—	37,433	40,557
Card and deposit fees	149,703	104,684	1,018	1,020	25	29	150,746	105,733
Rental income(1)	—	—	53,346	46,023	844	535	54,190	46,558
Gain (loss) on sale of securities(1)	—	—	—	—	91	(1,287)	91	(1,287)
Gain on trademarks(1)	—	—	—	—	10,000	50,000	10,000	50,000
Gain (loss) on sale of other(1)	—	—	2,005	8,782	567	(13,702)	2,572	(4,920)
Other income(1)	6,956	4,202	9,682	12,587	5,477	568	22,115	17,357
Total noninterest income	233,544	189,252	66,051	68,412	17,004	36,143	316,599	293,807
Revenue	$387,860	$287,618	$261,290	$255,621	$55,310	$57,892	$704,460	$601,131
(1) These revenues are not within the scope of Topic 606. Additional details are included in other footnotes to the accompanying financial statements. The scope of Topic 606 explicitly excludes net interest income as well as many other revenues for financial assets and liabilities, including loans, leases, and securities.

Following is a discussion of key revenues within the scope of Topic 606. The Company provides services to customers that have related performance obligations that must be completed to recognize revenue. Revenues are generally recognized immediately upon the completion of the service or over time as services are performed. Any services performed over time generally require that the Company renders services each period; therefore, the Company measures progress in completing these services based upon the passage of time. Revenue from contracts with customers did not generate significant contract assets and liabilities for the fiscal year ended September 30, 2023.

Refund Transfer Product Fees. Refund transfer fees are specific to the BaaS business line and reflect product fees offered by the Company through third-party tax preparers and tax preparation software providers where the Company acts as the partnering financial institution. A refund transfer allows a taxpayer to pay tax preparation and filing fees directly from their federal or state government tax refund, with the remainder of the refund being disbursed in accordance with the terms and conditions of the taxpayer agreement, which may include satisfaction of other disbursement obligations before going directly to the taxpayer via check, direct deposit, or prepaid card. Refund transfer fees are recognized by the Company immediately after the taxpayer's refund has been disbursed in accordance with the contract and are based on standalone pricing included within the terms and conditions. Certain expenses to tax preparation software providers are netted with refund transfer fee income as the Company is considered the agent in these contractual relationships. All refund transfer fees are recorded within the Consumer reporting segment.

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

Deposit fees relate to the BaaS and Commercial Finance business lines and consist of income from banking and deposit-related services, including account services, overdraft protection, and wire transfers. Fee income for account services is recognized over the course of the month as the performance obligation is satisfied. Fee income for overdraft protection and wire transfers is recognized at the point in time when such event occurs. For BaaS, the fees for account services and overdraft protection are based on standalone pricing within the terms and conditions of the Program Agreement with the sponsorship partner. For these relationships, the Company is considered the agent and certain expenses with the partner are netted with deposit fee revenue. For Commercial Finance, fees for wire transfers are based on standalone pricing within the terms and conditions of the customer deposit agreement. Bank and deposit fees for the BaaS and Commercial Finance business lines are included in the Consumer and Commercial reporting segments, respectively. Also included within Card and Deposit Fees for the Consumer reporting segment are servicing fees the Company recognizes for custodial off-balance sheet deposits. This fee income is for services the Bank performs to maintain records of cardholder funds placed at one or more third-party banks insured by the FDIC. The servicing fee is typically reflective of the EFFR.

NOTE 17.  SEGMENT REPORTING

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met.
The Company reports its results of operations through the following three business segments: Consumer, Commercial, and Corporate Services/Other. The BaaS business line is reported in the Consumer segment. The Commercial Finance business line is reported in the Commercial segment. The Corporate Services/Other segment includes certain shared services as well as treasury related functions such as the investment portfolio, warehouse finance, wholesale deposits, and borrowings.

The following tables present segment data for the Company:

	Fiscal Year Ended September 30, 2023
(Dollars in thousands)	Consumer	Commercial	Corporate Services/Other	Total
Net interest income	$154,316	$195,239	$38,306	$387,861
Provision for (reversal of) credit losses	38,920	18,384	50	57,354
Noninterest income	233,544	66,051	17,004	316,599
Noninterest expense	165,782	141,627	157,566	464,975
Income (loss) before income tax expense	183,158	101,279	(102,306)	182,131

Total assets	492,964	4,179,914	2,862,665	7,535,543
Total goodwill	87,145	222,360	—	309,505
Total deposits	6,376,467	5,958	206,757	6,589,182

	Fiscal Year Ended September 30, 2022
(Dollars in thousands)	Consumer	Commercial	Corporate Services/Other	Total
Net interest income	$98,366	$187,209	$21,749	$307,324
Provision for (reversal of) credit losses	30,680	14,674	(16,816)	28,538
Noninterest income	189,252	68,412	36,143	293,807
Noninterest expense	99,589	128,904	156,782	385,275
Income (loss) before income tax expense	157,349	112,043	(82,074)	187,318

Total assets	356,994	3,487,461	2,902,955	6,747,410
Total goodwill	87,145	222,360	—	309,505
Total deposits	5,695,776	8,965	161,296	5,866,037

	Fiscal Year Ended September 30, 2021
(Dollars in thousands)	Consumer	Commercial	Corporate Services/Other	Total
Net interest income	$91,489	$173,969	$13,533	$278,991
Provision for (reversal of) credit losses	35,765	19,791	(5,790)	49,766
Noninterest income	195,708	61,813	13,383	270,904
Noninterest expense	90,792	114,925	137,966	343,683
Income (loss) before income tax expense	160,640	101,066	(105,260)	156,446

Total assets	354,441	3,208,889	3,127,320	6,690,650
Total goodwill	87,145	222,360	—	309,505
Total deposits	5,342,192	6,625	166,154	5,514,971

NOTE 18.  PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the condensed financial statements for the parent company, Pathward Financial.

Condensed Statements of Financial Condition
(Dollars in thousands)	September 30, 2023	September 30, 2022
ASSETS
Cash and cash equivalents	$1,399	$13,117
Investment securities held to maturity, at cost	9,220	8,003
Investment in subsidiaries	678,572	665,172
Other assets	1,312	928
Total assets	$690,503	$687,220

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Subordinated debentures	$33,252	$33,661
Other liabilities	6,626	8,419
Total liabilities	39,878	42,080

STOCKHOLDERS' EQUITY
Common stock	262	288
Additional paid-in capital	628,500	617,403
Retained earnings	278,655	245,394
Accumulated other comprehensive income (loss)	(255,443)	(213,080)
Treasury stock, at cost	(344)	(4,835)
Total equity attributable to parent	651,630	645,170
Non-controlling interest	(1,005)	(30)
Total stockholders' equity	650,625	645,140
Total liabilities and stockholders' equity	$690,503	$687,220

Condensed Statements of Operations
	Fiscal Year Ended September 30,
(Dollars in thousands)	2023	2022	2021
Interest expense	$2,538	$3,982	$4,915
Other expense	1,409	1,062	1,287
Total expense	3,947	5,044	6,202

Loss before income taxes and equity in undistributed net income of subsidiaries	(3,947)	(5,044)	(6,202)

Income tax (benefit) expense	(967)	(1,029)	395

Loss before equity in undistributed net income of subsidiaries	(2,980)	(4,015)	(6,597)

Equity in undistributed net income of subsidiaries	166,738	159,652	147,895
Other income	(143)	749	410
Total income	166,595	160,401	148,305

Net income attributable to parent	$163,615	$156,386	$141,708

Condensed Statements of Cash Flows
	Fiscal Year Ended September 30,
(Dollars in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income attributable to parent	$163,615	$156,386	$141,708
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	102	1,020	173
Equity in undistributed net income of subsidiaries	(166,738)	(159,652)	(147,895)
Net change in accrued interest receivable	(30)	(15)	—
Net change in other assets	(354)	(636)	3,030
Net change in accrued expenses and other liabilities	(1,793)	3,163	(2,698)
Cash dividend received	110,000	229,200	104,000
Stock compensation	11,070	10,004	6,852
Net cash provided by operating activities	115,872	239,470	105,170

Cash flows from investing activities:
Alternative investments	(1,217)	(3,380)	(3,415)
Net cash (used in) investing activities	(1,217)	(3,380)	(3,415)

Cash flows from financing activities:
Redemption of long-term borrowings	—	(75,000)	—
Payment of debt issuance costs	(511)	—	—
Proceeds from long-term borrowings	—	20,000	—
Dividends paid on common stock	(5,426)	(5,921)	(6,400)
Issuance of common stock due to restricted stock	1	1	—
Issuance of common stock due to ESOP	—	2,886	3,036
Repurchases of common stock	(120,437)	(168,235)	(99,878)
Net cash (used in) financing activities	(126,373)	(226,269)	(103,242)

Net change in cash and cash equivalents	(11,718)	9,821	(1,487)

Cash and cash equivalents at beginning of fiscal year	13,117	3,296	4,783
Cash and cash equivalents at end of fiscal year	$1,399	$13,117	$3,296

The extent to which the Company may pay cash dividends to stockholders will depend on the cash currently available at the Company, as well as the ability of the Bank to pay dividends to the Company. For further discussion, see Note 15 herein.

NOTE 19.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
(Dollars in thousands, except per share data)	December 31	March 31	June 30	September 30
Fiscal Year 2023
Interest and dividend income	$85,060	$104,687	$99,346	$109,642
Interest expense	1,003	3,282	1,881	4,708
Net interest income	84,057	101,405	97,465	104,934
Provision for credit losses	9,776	36,763	1,773	9,042
Noninterest income	65,777	127,038	67,733	56,051
Net income attributable to parent	27,842	54,771	45,096	35,906
Earnings per common share
Basic	$0.98	$1.99	$1.69	$1.37
Diluted	0.98	1.99	1.68	1.36
Dividend declared per share	0.05	0.05	0.05	0.05

Fiscal Year 2022
Interest and dividend income	$72,891	$85,177	$73,906	$80,222
Interest expense	1,278	1,377	1,755	462
Net interest income	71,613	83,800	72,151	79,760
Provision for (reversal of) loan and lease losses	186	32,302	(1,302)	(2,648)
Noninterest income	86,591	109,766	53,994	43,456
Net income attributable to parent	61,324	49,251	22,391	23,420
Earnings per common share
Basic	$2.00	$1.66	$0.76	$0.81
Diluted	2.00	1.66	0.76	0.81
Dividend declared per share	0.05	0.05	0.05	0.05

Fiscal Year 2021
Interest and dividend income	$68,146	$75,669	$69,983	$72,056
Interest expense	2,147	1,819	1,508	1,389
Net interest income	65,999	73,850	68,475	70,667
Provision for loan and lease losses	6,089	30,290	4,612	8,775
Noninterest income	45,455	113,453	62,453	49,542
Net income attributable to parent	28,037	59,066	38,701	15,903
Earnings per common share
Basic	$0.84	$1.84	$1.21	$0.50
Diluted	0.84	1.84	1.21	0.50
Dividend declared per share	0.05	0.05	0.05	0.05

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

There were no transfers between levels of the fair value hierarchy for the fiscal years ended September 30, 2023 or 2022.

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

	Fair Value At September 30, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Debt securities AFS
Corporate securities	$18,250	$—	$18,250	—
SBA securities	85,242	—	85,242	—
Obligations of states and political subdivisions	2,289	—	2,289	—
Non-bank qualified obligations of states and political subdivisions	226,723	—	226,723	—
Asset-backed securities	246,199	—	246,199	—
Mortgage-backed securities	1,225,525	—	1,225,525	—
Total debt securities AFS	$1,804,228	$—	$1,804,228	$—
Common equities and mutual funds(1)	$3,378	$3,378	$—	$—
Non-marketable equity securities(2)	$8,389	$—	$—	$—
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at September 30, 2023.
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

Loans and Leases. The Company does not record loans and leases at fair value on a recurring basis. However, if a loan or lease is individually evaluated for risk of credit loss and repayment is expected to be solely provided by the values of the underlying collateral, the Company measures fair value on a nonrecurring basis. Fair value is determined by the fair value of the underlying collateral less estimated costs to sell. The fair value of the collateral is determined based on the internal estimates and/or assessment provided by third-party appraisers and the valuation relies on discount rates ranging from 3% to 25%.

The following table summarizes the assets of the Company that are measured at fair value in the Consolidated Statements of Financial Condition on a non-recurring basis:

	Fair Value At September 30, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases, net individually evaluated for credit loss
Commercial finance	$21,829	$—	$—	$21,829
Total loans and leases, net individually evaluated for credit loss	21,829	—	—	21,829
Total	$21,829	$—	$—	$21,829

	Fair Value At September 30, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases, net individually evaluated for credit loss
Commercial finance	$1,575	$—	$—	$1,575
Total loans and leases, net individually evaluated for credit loss	1,575	—	—	1,575
Foreclosed assets, net	1	—	—	1
Total	$1,576	$—	$—	$1,576

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value at September 30, 2023	Fair Value at September 30, 2022	Valuation Technique	Unobservable Input	Range of Inputs
Loans and leases, net individually evaluated for credit loss	$21,829	1,575	Market approach	Appraised values(1)	3% - 25%
Foreclosed assets, net	$—	1	Market approach	Appraised values(1)	9% - 20%
(1) The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimated selling costs and other inputs in a range of 3% to 25%.

Management discloses the estimated fair value of financial instruments, including assets and liabilities on and off the Consolidated Statements of Financial Condition, for which it is practicable to estimate fair value. These fair values estimates were made at September 30, 2023 and 2022 based on relevant market information and information about financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, since there is no active market for certain financial instruments of the Company, the estimates of fair value are subjective in nature, involve uncertainties, and include matters of significant judgment. Changes in assumptions as well as tax considerations could significantly affect the estimated values. Accordingly, the aggregate fair value estimates are not intended to represent the underlying value of the Company, on either a going concern or a liquidation basis.

The following tables present the carrying amount and estimated fair value of the financial instruments held by the Company:

	At September 30, 2023
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$375,580	$375,580	$375,580	$—	$—
Debt securities available for sale	1,804,228	1,804,228	—	1,804,228	—
Debt securities held to maturity	36,591	31,425	—	31,425	—
Common equities and mutual funds(1)	3,378	3,378	3,378	—	—
Non-marketable equity securities(1)(2)	20,453	20,453	—	12,064	—
Loans held for sale	77,779	77,779	—	77,779	—
Loans and leases	4,359,681	4,223,010	—	—	4,223,010
Federal Reserve Bank and Federal Home Loan Bank stocks	28,210	28,210	—	28,210	—
Accrued interest receivable	23,282	23,282	23,282	—	—
Financial liabilities
Deposits	6,589,182	6,589,065	6,583,648	5,417	—
Other short- and long-term borrowings	33,873	31,187	—	31,187	—
Accrued interest payable	247	247	247	—	—
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at September 30, 2023.
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

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at September 30, 2023 and 2022.

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

LOANS AND LEASES
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

NOTE 21.  SUBSEQUENT EVENTS

Management has evaluated subsequent events that occurred after September 30, 2023. During this period, up to the filing date of this Annual Report on Form 10-K, management identified the following subsequent events:

•On October 5, 2023 the Company announced that Gregory A. Sigrist was appointed as Executive Vice President, Chief Financial Officer effective immediately after the filing of the Company's Annual Form 10-K for the fiscal year ended September 30, 2023.

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

In connection with the preparation of this Annual Report on Form 10-K, management evaluated the Company’s disclosure controls and procedures. The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of September 30, 2023, of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were designed effectively to ensure timely alerting of material information relating to the Company required to be included in the Company’s periodic SEC filings.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Based on this evaluation, management concluded that, as of the end of the period covered by this report, there were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the fiscal fourth quarter to which this report relates that could have materially affected the Company’s internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control Integrated Framework (2013).” Based on this assessment, our management concluded that our internal control over financial reporting was effective as of September 30, 2023.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2023, has been audited by Crowe LLP, the independent registered public accounting firm that also has audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K. Crowe LLP’s attestation report on the Company’s internal controls over financial reporting appears below.

Item 9B. Other Information.

Adoption or Termination of Trading Arrangements by Directors and Executive Officers

During the fiscal quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the 1934 Act) informed us of the adoption or termination of any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Pathward Financial, Inc.
Sioux Falls, South Dakota

Opinion on Internal Control over Financial Reporting
We have audited Pathward Financial, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2023, and the related notes (collectively referred to as the "financial statements") and our report dated November 21, 2023, expressed an unqualified opinion.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying 2023 Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
November 21, 2023

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Information concerning directors of the Company required by this item will be included under the captions “Election of Directors,” “Communicating with Our Directors,” "Committees of the Board" and “Stockholder Proposals For The Fiscal Year 2025 Annual Meeting” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 27, 2024, a copy of which will be filed no later than 120 days after September 30, 2023 (the “2024 Proxy Statement”), and is incorporated herein by reference.

Executive Officers

Information concerning the executive officers of the Company required by this item will be included under the captions “Executive Officers” and “Election of Directors” in the 2024 Proxy Statement and is incorporated herein by reference.

Compliance with Section 16(a)

Information, if applicable, required by this item regarding compliance with Section 16(a) of the Exchange Act will be included under the caption “Delinquent Section 16(a) Reports” in the Company’s 2024 Proxy Statement and is incorporated herein by reference.

Audit Committee and Audit Committee Financial Expert

Information regarding the audit committee of the Company’s Board of Directors will be included under the captions “Committees of the Board” and “Election of Directors” in the Company’s 2024 Proxy Statement and is incorporated herein by reference.

Code of Business Conduct

Information regarding the Company’s Code of Business Conduct will be included under the caption “Corporate Governance” in the Company’s 2024 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation.

Information concerning executive and director compensation will be included under the captions “Compensation of Directors”, “Executive Compensation” and "Compensation Committee Report" in the Company’s 2024 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be included under the caption “Stock Ownership” in the Company’s 2024 Proxy Statement and is incorporated herein by reference.

(b)           Changes in Control

Management of the Company knows of no arrangements, including any pledge by any persons of securities of the Company, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

(c)           Equity Compensation Plan Information

The table below presents information on the Company's equity compensation plans as of September 30, 2023, as required by SEC rules.

Plan Category	(a) Number of shares to be issued under outstanding options, warrants and rights(1) (#)	(b) Weighted-average exercise price of outstanding options, warrants and rights(2) ($)	(c) Number of shares remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))(3) (#)
Equity compensation plans approved by stockholders	241,287	N/A	N/A
Equity compensation plans not approved by stockholders	—	—	—
Total	241,287	N/A	N/A
(1) Consists of outstanding performance share units awarded under the Prior Omnibus Incentive Plan, reflected based on the assumption that target performance is probable.
(2) Performance share units do not have an exercise price and are delivered without any payment or consideration.
(3) There was no equity compensation plan in effect as of September 30, 2023.
(4) In accordance with SEC rules, this table does not include information regarding the New Omnibus Incentive Plan. For more information on the
    New Omnibus Incentive Plan, see Proposal 4 “Approval of the 2023 Omnibus Incentive Plan” of the Company’s 2024 Proxy Statement.

For more information on the Company’s equity compensation plans, see Note 13 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included under the captions “Election of Directors,” “Committees of the Board”, “Related Person Transactions” and "Corporate Governance" in the Company’s 2024 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2024 Proxy Statement and is incorporated herein by reference.

The Independent Registered Public Accounting Firm is Crowe LLP (Public Company Accounting Oversight Board Firm ID No. 173) located in South Bend, Indiana.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

The following is a list of documents filed as Part of this report:

(a)           Financial Statements:

The following financial statements are included under Part II, Item 8 of this Annual Report on Form 10-K:

1.Report of Independent Registered Public Accounting Firm.

2.Consolidated Statements of Financial Condition as of September 30, 2023 and 2022.

3.Consolidated Statements of Operations for the Fiscal Years Ended September 30, 2023, 2022 and 2021.

4.Consolidated Statements of Comprehensive Income (Loss) for the Fiscal Years ended September 30, 2023, 2022, and 2021.

5.Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal Years Ended September 30, 2023, 2022, and 2021.

6.Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 2023, 2022, and 2021.

7.Notes to Consolidated Financial Statements.

(b)           Exhibits:

Exhibit Number	Description
3.1	Registrant’s Amended and Restated Certificate of Incorporation, filed on July 13, 2022 as an exhibit to the Registrant's Current Report on Form 8-K, is incorporated herein by reference.

3.2	Registrant’s Fourth Amended and Restated By-laws, filed on December 12, 2022 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

4.1
Description of the Securities of the Registrant filed on November 30, 2020 as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2022, is incorporated herein by reference.

4.2	Registrant’s Specimen Stock Certificate, filed on June 27, 2016 as an exhibit to the Registrant’s registration statement on Form S-3 (Commission File No. 333-212269), is incorporated herein by reference.

4.3	Indenture, dated as of September 23, 2022, by and between the Registrant and UMB Bank, N.A. as Trustee, filed on September 26, 2022 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

4.4	Forms of 6.625% Fixed-to-Floating Subordinated Note due 2032 (included as Exhibit A-1 and Exhibit A-2 to the Indenture, dated as of September 23, 2022, by and between the Registrant and UMB Bank, N.A. as Trustee), filed on September 26, 2022 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.1	Performance-Based Restricted Stock Agreement between Meta and Glen W. Herrick, dated as of December 2, 2016, filed on December 6, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.2	Registrant’s Supplemental Employees’ Investment Plan, originally filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994. First amendment to such agreement, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, is incorporated herein by reference.

*10.3	Registrant’s Amended and Restated 2002 Omnibus Incentive Plan, as amended, filed on January 24, 2018 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.4	Investor Rights Agreement by and among Meta Financial Group, Inc., BEP IV LLC and BEP Investors, LLC, dated as of December 17, 2015, filed on December 17, 2015 as an exhibit to the Registrant’s Current Report on Form 8‑K, is incorporated herein by reference.

*10.5	Form of Performance Share Unit Award Agreement, filed on November 23, 2021 as an exhibit to the Registrant's Annual Report on Form 10-K, is incorporated herein by reference.

*10.6	Form of Performance-Based Restricted Stock Award Agreement, filed on November 23, 2021 as an exhibit to the Registrant's Annual Report on Form 10-K, is incorporated herein by reference.

*10.7	Executive Nonqualified Deferred Compensation Plan Adoption Agreement by MetaBank, National Association, effective as of July 1, 2021, filed on May 20, 2021 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.8	Executive Nonqualified Deferred Compensation Plan, effective as of July 1, 2021, filed on May 20, 2021 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.9	First Amendment to the MetaBank, National Association Amended and Restated Supplemental Employees’ Investment Plan for Salaried Employees, effective as of June 30, 2021, filed on May 20, 2021 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.10	Executive Severance Pay Policy, effective as of November 1, 2021, filed on November 2, 2021 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.11	Termination Agreement by and among Meta Financial Group, Inc., MetaBank, National Associate and Glen W. Herrick, effective as of November 1, 2021, filed on November 2, 2021 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

†10.12	Purchase Agreement, dated December 7, 2021, between the Registrant and Beige Key LLC, filed on February 8, 2022 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, is incorporated herein by reference.

*10.13	Form of 2002 Omnibus Incentive Plan Restricted Stock Agreement (Non-Employee Directors Annual Equity Award), filed on May 9, 2022 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, is incorporated herein by reference.

*10.14	Form of 2002 Omnibus Incentive Plan Restricted Stock Agreement (Non-Employee Directors Award in Lieu of Cash Retainer), filed on May 9, 2022 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, is incorporated herein by reference.

*10.15	Amendment No. 3 to the Registrant’s Amended and Restated 2002 Omnibus Incentive Plan, as amended, filed on May 9, 2022 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, is incorporated herein by reference.

10.16	Form of Subordinated Note Purchase Agreement, dated as of September 23, 2022, by and among the Registrant and the Purchasers (as defined therein), filed on September 26, 2022 as an exhibit to the Registrant’s Current Report on Form 8-K, in incorporated by reference herein.

10.17	Form of Registration Rights Agreement, dated as of September 23, 2022, by and among the Registrant and the Purchasers (as defined therein), filed on September 26, 2022 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.18	Offer Letter between the Company and Gregory Sigrist, dated as of October 2, 2023, filed on October 5, 2023 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

21	Subsidiaries of the Registrant is filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm of Crowe LLP is filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 is filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 is filed herewith.

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.2	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

97.1	Pathward Financial, Inc. and Pathward, N.A. Dodd-Frank Clawback Policy is filed herewith.

101
Interactive data files formatted in Inline eXtensible Business Reporting Language - pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of September 30, 2023 and September 30, 2022, (ii) the Consolidated Statements of Operations for the fiscal years ended September 30, 2023, 2022, and 2021, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended September 30, 2023, 2022, and 2021, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended September 30, 2023, 2022, and 2021, (v) the Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2023, 2022, and 2021 and (vi) the Notes to the Consolidated Financial Statements for the fiscal years ended September 30, 2023, 2022, and 2021.

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

Pathward Financial, Inc.

Date: November 21, 2023	By:	/s/ Brett L. Pharr
Brett L. Pharr,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Brett L. Pharr	Date: November 21, 2023
Brett L. Pharr, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Douglas J. Hajek	Date: November 21, 2023
Douglas J. Hajek, Director

By:	/s/ Elizabeth G. Hoople	Date: November 21, 2023
Elizabeth G. Hoople, Director

By:	/s/ Ronald D. McCray	Date: November 21, 2023
Ronald D. McCray, Director

By:	/s/ Frederick V. Moore	Date: November 21, 2023
Frederick V. Moore, Director

By:	/s/ Christopher Perretta	Date: November 21, 2023
Christopher Perretta, Director

By:	/s/ Becky S. Shulman	Date: November 21, 2023
Becky S. Shulman, Director

By:	/s/ Kendall E. Stork	Date: November 21, 2023
Kendall E. Stork, Director

By:	/s/ Lizabeth H. Zlatkus	Date: November 21, 2023
Lizabeth H. Zlatkus, Director

By:	/s/ Glen W. Herrick	Date: November 21, 2023
Glen W. Herrick, Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Jennifer W. Warren	Date: November 21, 2023
Jennifer W. Warren, Senior Vice President
and Chief Accounting Officer
(Principal Accounting Officer)