Form 10-Q
period 2023-12-31
PATHWARD FINANCIAL, INC.
filed 2024-02-08
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023
or
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at January 31, 2024:
Common Stock, $.01 par value	25,490,775	Shares
Nonvoting Common Stock, $.01 par value	0	Nonvoting shares

PATHWARD FINANCIAL, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	December 31, 2023	September 30, 2023
ASSETS	(Unaudited)	(Audited)
Cash and cash equivalents	$671,630	$375,580
Securities available for sale, at fair value	1,850,581	1,804,228
Securities held to maturity, at amortized cost (fair value $32,180 and $31,425, respectively)	35,440	36,591
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	23,694	28,210
Loans held for sale	69,518	77,779
Loans and leases	4,426,281	4,366,116
Allowance for credit losses	(53,785)	(49,705)
Accrued interest receivable	27,080	23,282
Premises, furniture, and equipment, net	38,270	39,160
Rental equipment, net	228,916	211,750
Goodwill and intangible assets	329,241	330,225
Other assets	280,571	292,327
Total assets	$7,927,437	$7,535,543

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$6,936,055	$6,589,182
Short-term borrowings	—	13,000
Long-term borrowings	33,614	33,873
Accrued expenses and other liabilities	228,486	248,863
Total liabilities	7,198,155	6,884,918

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued, none outstanding at December 31, 2023 and September 30, 2023, respectively	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 26,099,348 and 26,225,563 shares issued, 25,988,230 and 26,183,583 shares outstanding at December 31, 2023 and September 30, 2023, respectively	260	262
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at December 31, 2023 and September 30, 2023, respectively	—	—
Additional paid-in capital	629,737	628,500
Retained earnings	293,463	278,655
Accumulated other comprehensive loss	(188,433)	(255,443)
Treasury stock, at cost, 111,118 and 41,980 common shares at December 31, 2023 and September 30, 2023, respectively	(5,235)	(344)
Total equity attributable to parent	729,792	651,630
Noncontrolling interest	(510)	(1,005)
Total stockholders’ equity	729,282	650,625
Total liabilities and stockholders’ equity	$7,927,437	$7,535,543
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,
(Dollars in thousands, except per share data)	2023	2022
Interest and dividend income:
Loans and leases, including fees	$94,963	$68,396
Mortgage-backed securities	10,049	10,412
Other investments	10,886	6,252
	115,898	85,060
Interest expense:
Deposits	3,526	142
FHLB advances and other borrowings	2,336	861
	5,862	1,003

Net interest income	110,036	84,057

Provision for credit loss	9,890	9,776

Net interest income after provision for credit loss	100,146	74,281

Noninterest income:
Refund transfer product fees	422	677
Refund advance fee income	111	617
Card and deposit fees	30,750	37,718
Rental income	13,459	12,708
Gain on sale of trademarks	—	10,000
Gain on sale of other	2,840	502
Other income	5,179	3,555
Total noninterest income	52,761	65,777

Noninterest expense:
Compensation and benefits	46,652	43,017
Refund transfer product expense	192	105
Refund advance expense	30	27
Card processing	34,584	22,683
Occupancy and equipment expense	8,848	8,312
Operating lease equipment depreciation	10,423	9,628
Legal and consulting	4,892	9,459
Intangible amortization	984	1,258
Impairment expense	—	24
Other expense	12,669	10,546
Total noninterest expense	119,274	105,059

Income before income tax expense	33,633	34,999

Income tax expense	5,719	6,577

Net income before noncontrolling interest	27,914	28,422
Net income attributable to noncontrolling interest	257	580
Net income attributable to parent	$27,657	$27,842

Earnings per common share:
Basic	$1.06	$0.98
Diluted	$1.06	$0.98
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended December 31,
(Dollars in thousands)	2023	2022
Net income before noncontrolling interest	$27,914	$28,422

Other comprehensive income (loss):
Change in net unrealized gain on debt securities	88,535	14,708
	88,535	14,708
Unrealized gain on currency translation	618	387
Deferred income tax effect	22,143	3,705
Total other comprehensive income	67,010	11,390
Total comprehensive income	94,924	39,812
Total comprehensive income attributable to noncontrolling interest	257	580
Comprehensive income attributable to parent	$94,667	$39,232
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Pathward Financial, Inc. Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
Three Months Ended December 31, 2023
Balance, September 30, 2023	$262	$628,500	$278,655	$(255,443)	$(344)	$651,630	$(1,005)	$650,625
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,299)	—	—	(1,299)	—	(1,299)
Issuance of common stock due to restricted stock	1	—	—	—	—	1	—	1
Repurchases of common stock	(3)	3	(11,027)	—	(4,891)	(15,918)	—	(15,918)
Stock compensation	—	1,234	—	—	—	1,234	—	1,234
Total other comprehensive income	—	—	—	67,010	—	67,010	—	67,010
Joint venture membership interest divestiture	—	—	(523)	—	—	(523)	—	(523)
Net income	—	—	27,657	—	—	27,657	257	27,914
Net distribution to noncontrolling interests	—	—	—	—	—	—	238	238
Balance, December 31, 2023	$260	$629,737	$293,463	$(188,433)	$(5,235)	$729,792	$(510)	$729,282

Three Months Ended December 31, 2022
Balance, September 30, 2022	$288	$617,403	$245,394	$(213,080)	$(4,835)	$645,170	$(30)	$645,140
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,402)	—	—	(1,402)	—	(1,402)
Issuance of common stock due to restricted stock	1	—	—	—	—	1	—	1
Repurchases of common stock	(7)	7	(24,943)	—	(1,989)	(26,932)	—	(26,932)
Stock compensation	—	3,271	—	—	—	3,271	—	3,271
Total other comprehensive income	—	—	—	11,390	—	11,390	—	11,390
Net income	—	—	27,842	—	—	27,842	580	28,422
Net distribution to noncontrolling interests	—	—	—	—	—	—	(757)	(757)
Balance, December 31, 2022	$282	$620,681	$246,891	$(201,690)	$(6,824)	$659,340	$(207)	$659,133
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
(Dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income before noncontrolling interest	$27,914	$28,422
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,689	14,566
Provision for credit loss	9,890	9,776
Provision for deferred taxes	1,162	2,255
Originations of loans held for sale	(631,905)	(398,798)
Proceeds from sales of loans held for sale	626,336	402,870
Net change in loans held for sale	13,829	(84)
Net realized (gain) on trademarks	—	(10,000)
Net realized (gain) on other	(2,840)	(502)
Impairment on rental equipment	—	24
Net change in accrued interest receivable	(3,798)	(2,191)
Net change in other assets	(14,344)	16,986
Net change in accrued expenses and other liabilities	(19,723)	(24,222)
Stock compensation	1,234	3,271
Net cash provided by operating activities	22,444	42,373

Cash flows from investing activities:
Proceeds from maturities of and principal collected on securities available for sale	41,936	49,069
Proceeds from maturities of and principal collected on securities held to maturity	1,093	1,058
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(91,130)	(57,760)
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	95,647	57,760
Purchases of loans and leases	(89,390)	(67,649)
Net change in loans and leases	98,895	217,812
Purchases of premises, furniture, and equipment	(1,885)	(1,989)
Purchases of rental equipment	(106,160)	(164,245)
Proceeds from sales of rental equipment	3,373	1,495
Net change in rental equipment	(79)	(109)
Proceeds from sales of foreclosed real estate and repossessed assets	—	1
Proceeds from sale of trademarks	—	10,000
Proceeds from sale of other assets	4,077	—
Net cash (used in) provided by investing activities	(43,623)	45,443

Cash flows from financing activities:
Net change in deposits	346,873	(76,905)
Net change in short-term borrowings	(13,000)	—
Principal payments on other liabilities	(284)	(573)
Payment of debt issuance costs	—	(504)
Dividends paid on common stock	(1,299)	(1,402)
Issuance of common stock due to restricted stock	1	1
Repurchases of common stock	(15,918)	(26,932)
Distributions to noncontrolling interest	238	(757)
Net cash provided by (used in) financing activities	316,611	(107,072)

Effect of exchange rate changes on cash	618	387

Net change in cash and cash equivalents	296,050	(18,869)

Cash and cash equivalents at beginning of fiscal year	375,580	388,038
Cash and cash equivalents at end of fiscal period	$671,630	$369,169

	Three Months Ended December 31,
(Dollars in thousands)	2023	2022
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,168	$478
Income taxes	641	492
Franchise and other taxes	66	66
Supplemental schedule of non-cash investing activities:
Transfers
Loans and leases to rental equipment	1,430	1,405
Rental equipment to loan and leases	76,941	128,145
Recognition of operating lease ROU assets, net of measurements	654	—
Joint venture membership interest divestiture	523	—
See Notes to Condensed Consolidated Financial Statements.

NOTE 1. BASIS OF PRESENTATION

The interim unaudited Condensed Consolidated Financial Statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended September 30, 2023 included in Pathward Financial, Inc.’s ("Pathward Financial" or the “Company") Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on November 21, 2023. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements have been omitted.

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three months ended December 31, 2023 are not necessarily indicative of the results expected for the fiscal year ending September 30, 2024.

Certain prior fiscal year amounts have been reclassified to conform to the current year financial statement presentation. These reclassifications did not impact previously reported net income, comprehensive income or the statement of financial condition.

Additionally, certain prior fiscal year amounts within Note 4. Loans and Leases, Net have been revised. Prior fiscal year tables that were revised include the amortized cost basis of loans and leases by asset classification and year of origination, nonaccrual loans and leases by year of origination, and loans and leases that are 90 days or more delinquent and accruing by year of origination. The revisions were related to the year of origination and did not impact total loan balances, total asset classification balances, total nonaccrual balances, or total past due loan balances.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED ACCOUNTING STANDARDS UPDATES ("ASU")

Significant accounting policies in effect and disclosed within the Company’s most recent audited consolidated financial statements as of September 30, 2023 remain substantially unchanged.

The following ASU became effective for the Company on October 1, 2023, and did not have a material impact on the Company’s significant accounting policies or Condensed Consolidated Financial Statements:

ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate accounting guidance for troubled-debt restructurings ("TDRs") by creditors in Subtopic ASC 310-40, Receivables – Troubled Debt Restructurings by Creditors, and enhance disclosure requirements for certain loan refinancings and restructurings when a borrower is experiencing financial difficulty. The ASU also requires current-period gross charge-offs by year of origination to be disclosed for loans and leases within scope of Topic 326.

NOTE 3. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale ("AFS") and held to maturity ("HTM") debt securities are presented below.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt Securities AFS
At December 31, 2023
Corporate securities	$25,000	$—	$(6,625)	$18,375
SBA securities	94,458	—	(6,726)	87,732
Obligations of states and political subdivisions	2,351	—	(47)	2,304
Non-bank qualified obligations of states and political subdivisions	262,999	25	(34,136)	228,888
Asset-backed securities	244,965	96	(7,357)	237,704
Mortgage-backed securities	1,471,376	27	(195,825)	1,275,578
Total debt securities AFS	$2,101,149	$148	$(250,716)	$1,850,581
At September 30, 2023
Corporate securities	$25,000	$—	$(6,750)	$18,250
SBA securities	95,549	—	(10,307)	85,242
Obligations of states and political subdivisions	2,368	—	(79)	2,289
Non-bank qualified obligations of states and political subdivisions	269,396	—	(42,673)	226,723
Asset-backed securities	255,384	234	(9,419)	246,199
Mortgage-backed securities	1,495,636	—	(270,111)	1,225,525
Total debt securities AFS	$2,143,333	$234	$(339,339)	$1,804,228

Debt Securities HTM
At December 31, 2023
Non-bank qualified obligations of states and political subdivisions	$33,337	$—	$(3,050)	$30,287
Mortgage-backed securities	2,103	—	(210)	1,893
Total debt securities HTM	$35,440	$—	$(3,260)	$32,180
At September 30, 2023
Non-bank qualified obligations of states and political subdivisions	$34,415	$—	$(4,844)	$29,571
Mortgage-backed securities	2,176	—	(322)	1,854
Total debt securities HTM	$36,591	$—	$(5,166)	$31,425

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in thousands)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Debt Securities AFS
At December 31, 2023
Corporate securities	$—	$—	$18,375	$(6,625)	$18,375	$(6,625)
SBA securities	23,502	(742)	64,229	(5,984)	87,731	(6,726)
Obligations of state and political subdivisions	—	—	2,304	(47)	2,304	(47)
Non-bank qualified obligations of states and political subdivisions	1,616	(18)	225,198	(34,118)	226,814	(34,136)
Asset-backed securities	86,695	(257)	112,043	(7,100)	198,738	(7,357)
Mortgage-backed securities	17,688	(245)	1,256,811	(195,580)	1,274,499	(195,825)
Total debt securities AFS	$129,501	$(1,262)	$1,678,960	$(249,454)	$1,808,461	$(250,716)
At September 30, 2023
Corporate securities	$—	$—	$18,250	$(6,750)	$18,250	$(6,750)
SBA securities	22,327	(1,919)	62,915	(8,388)	85,242	(10,307)
Obligations of state and political subdivisions	—	—	2,289	(79)	2,289	(79)
Non-bank qualified obligations of states and political subdivisions	5,010	(83)	221,714	(42,590)	226,723	(42,673)
Asset-backed securities	46,528	(224)	115,608	(9,195)	162,136	(9,419)
Mortgage-backed securities	18,311	(944)	1,207,214	(269,167)	1,225,525	(270,111)
Total debt securities AFS	$92,176	$(3,170)	$1,627,990	$(336,169)	$1,720,165	$(339,339)

Debt Securities HTM
At December 31, 2023
Non-bank qualified obligations of states and political subdivisions	$—	$—	$30,287	$(3,050)	$30,287	$(3,050)
Mortgage-backed securities	—	—	1,893	(210)	1,893	(210)
Total debt securities HTM	$—	$—	$32,180	$(3,260)	$32,180	$(3,260)
At September 30, 2023
Non-bank qualified obligations of states and political subdivisions	$—	$—	$29,571	$(4,844)	$29,571	$(4,844)
Mortgage-backed securities	—	—	1,854	(322)	1,854	(322)
Total debt securities HTM	$—	$—	$31,425	$(5166)	$31,425	$(5,166)

The increase in the fair value of investment securities balances when comparing December 31, 2023 to September 30, 2023 was primarily driven by decreases in unrealized losses due to steady interest rates during the three months. At December 31, 2023, there were 199 securities AFS in an unrealized loss position. All of the mortgage-backed securities ("MBS") in an unrealized loss position at December 31, 2023 were government guaranteed. Management assessed each investment security with unrealized losses for credit loss and determined all unrealized losses on these securities were due to adverse market conditions and/or change in interest rates versus credit loss. As part of that assessment, management evaluated and concluded that it is more-likely-than-not that the Company will not be required and does not intend to sell any of the securities prior to recovery of the amortized cost. At December 31, 2023, there was no allowance for credit losses ("ACL") for debt securities AFS.

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

(Dollars in thousands)	At December 31, 2023		At September 30, 2023
Debt Securities AFS	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,597	$3,579	$5,023	$4,971
Due after one year through five years	11,172	10,523	11,175	10,292
Due after five years through ten years	79,137	68,613	79,139	66,428
Due after ten years	535,867	492,288	552,360	497,012
	629,773	575,003	647,697	578,703
Mortgage-backed securities	1,471,376	1,275,578	1,495,636	1,225,525
Total debt securities AFS	$2,101,149	$1,850,581	$2,143,333	$1,804,228

Debt Securities HTM
Due after ten years	$33,337	$30,287	$34,415	$29,571
	33,337	30,287	34,415	29,571
Mortgage-backed securities	2,103	1,893	2,176	1,854
Total debt securities HTM	$35,440	$32,180	$36,591	$31,425

Federal Reserve Bank ("FRB") Stock. The Bank is required by federal law to subscribe to capital stock (divided into shares of $100 each) as a member of the FRB of Minneapolis with an amount equal to six per centum of the paid-up capital stock and surplus. One-half of the subscription is paid at time of application, and one-half is subject to call of the Board of Governors of the Federal Reserve System. FRB of Minneapolis stock held by the Bank totaled $19.7 million at December 31, 2023 and September 30, 2023. These equity securities are 'restricted' in that they can only be owned by member banks.

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

The FHLB stock is carried at cost since it is generally redeemable at par value. The carrying value of the stock held at the FHLB was $4.0 million and $8.5 million at December 31, 2023 and at September 30, 2023, respectively.

These equity securities are ‘restricted’ in that they can only be sold back to the respective institution from which they were acquired or another member institution at par. Therefore, FRB and FHLB stocks are less liquid than other marketable equity securities, and the cost approximates fair value.

Equity Securities. The Company held $4.2 million and $3.4 million in marketable equity securities within other assets on the Condensed Consolidated Statements of Financial Condition at December 31, 2023 and September 30, 2023, respectively. The Company recognized $0.1 million and zero in unrealized gains on marketable equity securities during the three months ended December 31, 2023 and 2022, respectively. No such securities were sold during the three months ended December 31, 2023.

Non-marketable equity securities with a readily determinable fair value totaled $9.7 million and $8.4 million at December 31, 2023 and September 30, 2023, respectively. The Company recognized $0.3 million and $0.1 million in unrealized gains during the three months ended December 31, 2023 and 2022, respectively. No such securities were sold during the three months ended December 31, 2023.

Non-marketable equity securities without readily determinable fair value totaled $14.9 million and $16.2 million at December 31, 2023 and September 30, 2023, respectively. There was one such security sold during the three months ended December 31, 2023 for a $2.5 million gain.

Equity Securities Impairment. The Company evaluates impairment for investments held at cost on at least an annual basis based on the ultimate recoverability of the par value. All other equity investments, including those under the equity method, are reviewed for other-than-temporary impairment on at least a quarterly basis. The Company recognized no impairment for such investments for the three months ended December 31, 2023 and 2022, respectively.

NOTE 4. LOANS AND LEASES, NET

Loans and leases consist of the following:

(Dollars in thousands)	December 31, 2023	September 30, 2023
Term lending	$1,452,274	$1,308,133
Asset-based lending	379,681	382,371
Factoring	335,953	358,344
Lease financing	188,889	183,392
Insurance premium finance	671,035	800,077
SBA/USDA	546,048	524,750
Other commercial finance	160,628	166,091
Commercial finance	3,734,508	3,723,158
Consumer finance	301,510	254,416
Tax services	33,435	5,192
Warehouse finance	349,911	376,915
Total loans and leases	4,419,364	4,359,681
Net deferred loan origination costs	6,917	6,435
Total gross loans and leases	4,426,281	4,366,116
Allowance for credit losses	(53,785)	(49,705)
Total loans and leases, net	$4,372,496	$4,316,411

During the three months ended December 31, 2023 and 2022, the Company originated $631.9 million and $398.8 million of commercial finance and consumer finance as held for sale, respectively.

The Company sold held for sale loans resulting in proceeds of $626.3 million and a nominal gain on sale during the three months ended December 31, 2023. The Company sold held for sale loans resulting in proceeds of $402.9 million and gain on sale of $0.1 million during the three months ended December 31, 2022.

Loans purchased and sold by portfolio segment, including participation interests, were as follows:

	Three Months Ended December 31,
(Dollars in thousands)	2023	2022
Loans Purchased
Loans held for investment:
Warehouse finance	$89,390	$67,649
Total purchases	$89,390	$67,649
Loans Sold
Loans held for sale:
Commercial finance	$3,872	$855
Consumer finance	622,464	402,015
Total sales	$626,336	$402,870

Leasing Portfolio. The net investment in direct financing and sales-type leases was comprised of the following:

(Dollars in thousands)	December 31, 2023	September 30, 2023
Minimum lease payments receivable	$197,829	$191,807
Unguaranteed residual assets	14,388	12,709
Unamortized initial direct costs	114	141
Unearned income	(23,181)	(21,124)
Total net investment in direct financing and sales-type leases	$189,150	$183,533

The components of total lease income were as follows:

	Three Months Ended December 31,
(Dollars in thousands)	2023	2022
Interest income - loans and leases
Interest income on net investments in direct financing and sales-type leases	$3,108	$3,143

Leasing and equipment finance noninterest income
Lease income from operating lease payments	13,255	12,554
Other(1)	724	702
Total leasing and equipment finance noninterest income	13,979	13,256
Total lease income	$17,087	$16,399
(1) Other leasing and equipment finance noninterest income consists of gains (losses) on sales of leased equipment, fees and service charges on leases and gains (losses) on sales of leases.

Undiscounted future minimum lease payments receivable for direct financing and sales-type leases, and a reconciliation to the carrying amount recorded at December 31, 2023 were as follows:

(Dollars in thousands)
Remaining in 2024	$60,302
2025	54,431
2026	33,348
2027	20,287
2028	15,912
Thereafter	13,549
Total undiscounted future minimum lease payments receivable for direct financing and sales-type leases	197,829
Third-party residual value guarantees	—
Total carrying amount of direct financing and sales-type leases	$197,829

The Company did not record any contingent rental income from direct financing and sales-type leases in the three months ended December 31, 2023.

A number of factors affected the economic environment in 2023 including geopolitical conflict, supply chain disruptions, inflation, rising interest rates, and bank failures brought on by, among other things, rising interest rates, deposit outflows and liquidity crises. While the ultimate impact of these factors on the Company's loan and lease portfolio remains difficult to predict, management continues to evaluate the loan and lease portfolio in order to assess the impact on repayment sources and underlying collateral that could result in additional losses and the impact to our customers and businesses as a result of these factors impacting the economy and will refine its estimate as developments occur and more information becomes available.

Activity in the allowance for credit losses and balances of loans and leases by portfolio segment was as follows:

	Three Months Ended December 31, 2023
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$25,686	$5,822	$(5,121)	$626	$27,013
Asset-based lending	2,738	(1,510)	—	142	1,370
Factoring	6,566	751	(23)	139	7,433
Lease financing	3,302	766	(153)	93	4,008
Insurance premium finance	2,637	(239)	(365)	90	2,123
SBA/USDA	2,962	327	—	—	3,289
Other commercial finance	3,089	223	—	—	3,312
Commercial finance	46,980	6,140	(5,662)	1,090	48,548
Consumer finance	2,346	2,097	(63)	—	4,380
Tax services	2	1,356	(1,145)	294	507
Warehouse finance	377	(27)	—	—	350
Total loans and leases	49,705	9,566	(6,870)	1,384	53,785
Unfunded commitments(1)	272	324	—	—	596
Total	$49,977	$9,890	$(6,870)	$1,384	$54,381
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.

	Three Months Ended December 31, 2022
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$24,621	$3,671	$(1,817)	$277	$26,752
Asset-based lending	1,050	2,853	—	—	3,903
Factoring	6,556	(764)	(121)	3	5,674
Lease financing	5,902	(438)	(406)	180	5,238
Insurance premium finance	1,450	(47)	(185)	43	1,261
SBA/USDA	3,263	(651)	—	20	2,632
Other commercial finance	1,310	2,046	—	—	3,356
Commercial finance	44,152	6,670	(2,529)	523	48,816
Consumer finance	1,463	1,603	(179)	—	2,887
Tax services	5	1,637	(1,731)	698	609
Warehouse finance	327	(47)	—	—	280
Total loans and leases	45,947	9,863	(4,439)	1,221	52,592
Unfunded commitments(1)	366	(87)	—	—	279
Total	$46,313	$9,776	$(4,439)	$1,221	$52,871
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.

Information on loans and leases that are deemed to be collateral dependent and are evaluated individually for the ACL was as follows:

(Dollars in thousands)	At December 31, 2023	At September 30, 2023
Term lending	$4,160	$3,516
Asset-based lending	7,731	19,226
Factoring	3,562	1,133
Lease financing	593	630
SBA/USDA	2,591	750
Commercial finance(1)	18,637	25,255
Total	$18,637	$25,255
(1) For Commercial Finance, collateral dependent financial assets have collateral in the form of cash, equipment, or other business assets.

Management has identified certain structured finance credits for alternative energy projects in which a substantial cash collateral account has been established to mitigate credit risk. Due to the nature of the transactions and significant cash collateral positions, these credits are evaluated individually. The balance of these pass rated cash collateral loans totaled $114.3 million and $117.0 million at December 31, 2023 and at September 30, 2023, respectively.

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

Loans and leases, or portions thereof, are generally charged off when collection of principal becomes doubtful. Typically, this is associated with a delay or shortfall in payments of 210 days or more for insurance premium finance, 120 days or more for consumer credit products and leases, and 90 days or more for commercial finance loans. Action is taken to charge off electronic return originator ("ERO") loans if such loans have not been collected by the end of June and refund advance loans if such loans have not been collected by the end of the calendar year. The Company individually evaluates loans and leases that do not share similar risk characteristics with other financial assets, which generally means loans and leases identified as modifications or loans and leases on nonaccrual status.

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

The Company has various portfolios of consumer finance and tax services loans that present unique risks that are statistically managed. Due to the unique risks associated with these portfolios, the Company monitors other credit quality indicators in its evaluation of the appropriateness of the ACL on these portfolios, and as such, these loans are not included in the asset classification table below. The outstanding balances of consumer finance loans and tax services loans were $301.5 million and $33.4 million at December 31, 2023, respectively, and $254.4 million and $5.2 million at September 30, 2023, respectively. The amortized cost basis of loans and leases by asset classification and year of origination was as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At December 31, 2023	2024	2023	2022	2021	2020	Prior
Term lending
Pass	$234,250	$496,789	$138,710	$110,564	$59,710	$55,391	$—	$1,095,414
Watch	61,518	32,021	43,154	23,282	13,908	2,416	—	176,299
Special mention	922	24,558	13,232	26,952	572	283	—	66,519
Substandard	9,393	25,451	27,768	13,345	23,610	4,953	—	104,520
Doubtful	715	1,202	4,300	976	879	1,450	—	9,522
Total	306,798	580,021	227,164	175,119	98,679	64,493	—	1,452,274
Current period charge-offs	—	118	2,524	1,673	618	188	—	5,121
Asset-based lending
Pass	—	—	—	—	—	—	187,835	187,835
Watch	—	—	—	—	—	—	159,962	159,962
Special mention	—	—	—	—	—	—	22,378	22,378

Substandard	—	—	—	—	—	—	9,506	9,506
Total	—	—	—	—	—	—	379,681	379,681
Current period charge-offs	—	—	—	—	—	—	—	—
Factoring
Pass	—	—	—	—	—	—	253,129	253,129
Watch	—	—	—	—	—	—	63,492	63,492
Special mention	—	—	—	—	—	—	5,528	5,528
Substandard	—	—	—	—	—	—	13,804	13,804
Total	—	—	—	—	—	—	335,953	335,953
Current period charge-offs	—	—	—	—	—	—	23	23
Lease financing
Pass	26,190	62,933	13,847	13,464	22,422	2,564	—	141,420
Watch	1,266	458	9,747	10,573	3,769	1,635	—	27,448
Special mention	—	2	—	175	360	265	—	802
Substandard	—	6,126	2,005	5,642	2,884	2,272	—	18,929
Doubtful	—	—	—	64	—	226	—	290
Total	27,456	69,519	25,599	29,918	29,435	6,962	—	188,889
Current period charge-offs	—	—	44	42	67	—	—	153
Insurance premium finance
Pass	238,408	430,949	352	—	—	—	—	669,709
Watch	—	251	—	—	—	—	—	251
Special mention	—	420	—	—	—	—	—	420
Substandard	—	317	4	—	—	—	—	321
Doubtful	—	326	8	—	—	—	—	334
Total	238,408	432,263	364	—	—	—	—	671,035
Current period charge-offs	—	202	163	—	—	—	—	365
SBA/USDA
Pass	27,424	154,580	147,067	24,847	35,508	26,629	—	416,055
Watch	—	53,475	48,374	650	61	3,309	—	105,869
Special mention	—	—	—	525	—	—	—	525
Substandard	—	252	2,339	1,706	5,377	13,925	—	23,599
Total	27,424	208,307	197,780	27,728	40,946	43,863	—	546,048
Current period charge-offs	—	—	—	—	—	—	—	—
Other commercial finance
Pass	—	2,300	18,958	32,615	1,105	76,911	—	131,889
Watch	—	1,736	—	—	—	—	—	1,736
Substandard	—	2,717	58	24,228	—	—	—	27,003
Total	—	6,753	19,016	56,843	1,105	76,911	—	160,628
Current period charge-offs	—	—	—	—	—	—	—	—
Warehouse finance
Pass	—	—	—	—	—	—	349,911	349,911
Total	—	—	—	—	—	—	349,911	349,911
Current period charge-offs	—	—	—	—	—	—	—	—
Total loans and leases
Pass	526,272	1,147,551	318,934	181,490	118,745	161,495	790,875	3,245,362
Watch	62,784	87,941	101,275	34,505	17,738	7,360	223,454	535,057
Special mention	922	24,980	13,232	27,652	932	548	27,906	96,172
Substandard	9,393	34,863	32,174	44,921	31,871	21,150	23,310	197,682
Doubtful	715	1,528	4,308	1,040	879	1,676	—	10,146
Total	$600,086	$1,296,863	$469,923	$289,608	$170,165	$192,229	$1,065,545	$4,084,419
Current period charge-offs	$—	$320	$2,731	$1,715	$685	$188	$23	$5,662

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At September 30, 2023	2023	2022	2021	2020	2019	Prior
Term lending
Pass	$539,448	$149,190	$99,677	$73,132	$14,368	$85,812	$—	$961,627
Watch	53,481	51,036	58,041	12,230	4,483	727	—	179,998
Special mention	26,539	13,853	20,463	723	2,932	75	—	64,585
Substandard	20,437	30,451	14,729	24,613	3,872	764	—	94,866
Doubtful	200	2,655	1,691	1,121	165	1,225	—	7,057
Total	640,105	247,185	194,601	111,819	25,820	88,603	—	1,308,133
Asset-based lending
Pass	—	—	—	—	—	—	161,744	161,744
Watch	—	—	—	—	—	—	174,243	174,243
Special mention	—	—	—	—	—	—	26,382	26,382
Substandard	—	—	—	—	—	—	19,501	19,501
Doubtful	—	—	—	—	—	—	501	501
Total	—	—	—	—	—	—	382,371	382,371
Factoring
Pass	—	—	—	—	—	—	270,754	270,754
Watch	—	—	—	—	—	—	70,833	70,833
Special mention	—	—	—	—	—	—	8,892	8,892
Substandard	—	—	—	—	—	—	7,865	7,865
Total	—	—	—	—	—	—	358,344	358,344
Lease financing
Pass	57,123	15,941	15,167	27,489	4,036	1,281	—	121,037
Watch	793	10,436	12,566	4,494	1,579	55	—	29,923
Special mention	—	—	847	415	195	—	—	1,457
Substandard	14,890	1,983	7,082	3,660	3,062	33	—	30,710
Doubtful	—	—	71	61	—	133	—	265
Total	72,806	28,360	35,733	36,119	8,872	1,502	—	183,392
Insurance premium finance
Pass	797,267	1,210	—	—	—	—	—	798,477
Watch	858	34	—	—	—	—	—	892
Special mention	250	15	—	—	—	—	—	265
Substandard	91	20	—	—	—	—	—	111
Doubtful	180	152	—	—	—	—	—	332
Total	798,646	1,431	—	—	—	—	—	800,077
SBA/USDA
Pass	158,675	148,525	26,244	36,274	8,798	18,252	—	396,768
Watch	49,010	48,833	658	51	357	2,572	—	101,481
Special mention	—	—	530	—	—	—	—	530
Substandard	252	2,356	1,718	5,418	8,509	7,718	—	25,971
Total	207,937	199,714	29,150	41,743	17,664	28,542	—	524,750
Other commercial finance
Pass	2,330	18,927	32,737	1,137	10,122	69,927	—	135,180
Watch	1,742	—	—	—	—	—	—	1,742
Substandard	2,753	450	25,708	—	—	258	—	29,169
Total	6,825	19,377	58,445	1,137	10,122	70,185	—	166,091
Warehouse finance
Pass	—	—	—	—	—	—	376,915	376,915
Total	—	—	—	—	—	—	376,915	376,915
Total loans and leases
Pass	1,554,843	333,793	173,825	138,032	37,324	175,272	809,413	3,222,502

Watch	105,884	110,339	71,265	16,775	6,419	3,354	245,076	559,112
Special mention	26,789	13,868	21,840	1,138	3,127	75	35,274	102,111
Substandard	38,423	35,260	49,237	33,691	15,443	8,773	27,366	208,193
Doubtful	380	2,807	1,762	1,182	165	1,358	501	8,155
Total	$1,726,319	$496,067	$317,929	$190,818	$62,478	$188,832	$1,117,630	$4,100,073

Past due loans and leases were as follows:

	At December 31, 2023
	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Nonaccrual Balance	Total
Loans held for sale	$1,173	$786	$661	$2,620	$66,898	$69,518	$661	$—	$661

Term lending	28,694	6,156	14,385	49,235	1,403,039	1,452,274	4,006	17,978	21,984
Asset-based lending	—	—	123	123	379,558	379,681	—	4,593	4,593
Factoring	—	—	—	—	335,953	335,953	—	1,173	1,173
Lease financing	1,944	1,107	2,161	5,212	183,677	188,889	1,488	1,645	3,133
Insurance premium finance	2,666	999	1,924	5,589	665,446	671,035	1,924	—	1,924
SBA/USDA	102	79	2,146	2,327	543,721	546,048	444	2,710	3,154
Other commercial finance	—	—	—	—	160,628	160,628	—	—	—
Commercial finance	33,406	8,341	20,739	62,486	3,672,022	3,734,508	7,862	28,099	35,961
Consumer finance	4,258	3,345	2,859	10,462	291,048	301,510	2,859	—	2,859
Tax services	—	—	—	—	33,435	33,435	—	—	—
Warehouse finance	—	—	—	—	349,911	349,911	—	—	—
Total loans and leases held for investment	37,664	11,686	23,598	72,948	4,346,416	4,419,364	10,721	28,099	38,820
Total loans and leases	$38,837	$12,472	$24,259	$75,568	$4,413,314	$4,488,882	$11,382	$28,099	$39,481

	At September 30, 2023
	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Nonaccrual Balance	Total
Loans held for sale	$626	$549	$306	$1,481	$76,298	$77,779	$306	$—	$306

Term lending	13,898	7,723	11,136	32,757	1,275,376	1,308,133	3,737	15,324	19,061
Asset-based lending	—	—	123	123	382,248	382,371	—	18,082	18,082
Factoring	—	—	—	—	358,344	358,344	—	1,298	1,298
Lease financing	6,865	158	4,828	11,851	171,541	183,392	4,242	1,666	5,908
Insurance premium finance	2,159	1,262	2,339	5,760	794,317	800,077	2,339	—	2,339
SBA/USDA	512	—	1,835	2,347	522,403	524,750	833	1,002	1,835
Other commercial finance	—	—	91	91	166,000	166,091	91	—	91
Commercial finance	23,434	9,143	20,352	52,929	3,670,229	3,723,158	11,242	37,372	48,614
Consumer finance	2,992	2,425	2,210	7,627	246,789	254,416	2,210	—	2,210
Tax services	—	—	5,082	5,082	110	5,192	5,082	—	5,082
Warehouse finance	—	—	—	—	376,915	376,915	—	—	—
Total loans and leases held for investment	26,426	11,568	27,644	65,638	4,294,043	4,359,681	18,534	37,372	55,906
Total loans and leases	$27,052	$12,117	$27,950	$67,119	$4,370,341	$4,437,460	$18,840	$37,372	$56,212

Nonaccrual loans and leases by year of origination were as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
At December 31, 2023	2024	2023	2022	2021	2020	Prior
Term lending	$1,264	$2,002	$7,666	$2,082	$1,925	$3,039	$—	$17,978	$—
Asset-based lending	—	—	—	—	—	—	4,593	4,593	4,469
Factoring	—	—	—	—	—	—	1,173	1,173	—
Lease financing	—	—	—	439	781	425	—	1,645	593
SBA/USDA	—	1,008	—	—	1,301	401	—	2,710	750
Commercial finance	1,264	3,010	7,666	2,521	4,007	3,865	5,766	28,099	5,812
Total nonaccrual loans and leases	$1,264	$3,010	$7,666	$2,521	$4,007	$3,865	$5,766	$28,099	$5,812

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
At September 30, 2023	2023	2022	2021	2020	2019	Prior
Term lending	$865	$4,942	$2,933	$2,165	$3,134	$1,285	$—	$15,324	$—
Asset-based lending	—	—	—	—	—	—	18,082	18,082	—
Factoring	—	—	—	—	—	—	1,298	1,298	—
Lease financing	—	—	446	660	—	560	—	1,666	1
SBA/USDA	—	750	—	—	—	252	—	1,002	—
Commercial finance	865	5,692	3,379	2,825	3,134	2,097	19,380	37,372	1
Total nonaccrual loans and leases	$865	$5,692	$3,379	$2,825	$3,134	$2,097	$19,380	$37,372	$1

Loans and leases that are 90 days or more delinquent and accruing by year of origination were as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At December 31, 2023	2024	2023	2022	2021	2020	Prior
Loans held for sale	$—	$661	$—	$—	$—	$—	$—	$661
Term lending	—	1,139	2,290	186	383	8	—	4,006
Lease financing	—	—	498	895	95	—	—	1,488
Insurance premium finance	—	—	910	5	—	1,009	—	1,924
SBA/USDA	—	—	—	—	191	253	—	444
Commercial finance	—	1,139	3,698	1,086	669	1,270	—	7,862
Consumer finance	—	1,898	706	235	—	—	20	2,859
Total loans and leases held for investment	—	3,037	4,404	1,321	669	1,270	20	10,721
Total 90 days or more delinquent and accruing	$—	$3,698	$4,404	$1,321	$669	$1,270	$20	$11,382

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At September 30, 2023	2023	2022	2021	2020	2019	Prior
Loans held for sale	$306	$—	$—	$—	$—	$—	$—	$306
Term lending	1,604	1,371	500	233	29	—	—	3,737
Lease financing	151	490	979	784	1,794	44	—	4,242
Insurance premium finance	—	414	114	—	334	1,477	—	2,339
SBA/USDA	—	—	—	833	—	—	—	833
Other commercial finance	—	—	—	—	—	91	—	91
Commercial finance	1,755	2,275	1,593	1,850	2,157	1,612	—	11,242
Consumer finance	891	1,045	246	—	—	—	28	2,210
Tax services	5,082	—	—	—	—	—	—	5,082
Total loans and leases held for investment	7,728	3,320	1,839	1,850	2,157	1,612	28	18,534
Total 90 days or more delinquent and accruing	$8,034	$3,320	$1,839	$1,850	$2,157	$1,612	$28	$18,840

Certain loans and leases 90 days or more past due as to interest or principal continue to accrue because they are (1) well-secured and in the process of collection or (2) consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due.

The following table provides the average recorded investment in nonaccrual loans and leases:

	Three Months Ended December 31,
(Dollars in thousands)	2023	2022
Term lending	$17,419	$8,796
Asset-based lending	9,711	4,272
Factoring	1,180	708
Lease financing	1,623	3,623
SBA/USDA	1,488	1,420
Commercial finance	31,421	18,819
Total loans and leases	$31,421	$18,819

The recognized interest income on the Company's nonaccrual loans and leases for the three months ended December 31, 2023 and 2022 was not significant.

Effective October 1, 2023, the Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures on a prospective basis. Financial information at and for the quarter ended December 31, 2023 is reflected as such. The historical information disclosed is in accordance with Subtopic ASC 310-40, Receivables – Troubled Debt Restructurings by Creditors.

Modifications made to borrowers experiencing financial difficulty during the three months ended December 31, 2023 were insignificant.

No loans were modified in a TDR during the three months ended December 31, 2022. The Company had $0.1 million of commercial finance loans that were modified within the previous 12 months experience a payment default during the three months ended December 31, 2022. TDR net charge-offs and the impact of TDRs on the Company's allowance for credit losses were insignificant during the three months ended December 31, 2022.

NOTE 5. EARNINGS PER COMMON SHARE ("EPS")

The Company has granted restricted share awards with dividend rights that are considered to be participating securities. Accordingly, a portion of the Company’s earnings is allocated to those participating securities in the earnings per share calculation under the two-class method. Basic EPS is computed using the two-class method by dividing income available to common stockholders after the allocation of dividends and undistributed earnings to the participating securities by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated using the more dilutive of the two-class method or the treasury stock method. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, and is computed after giving consideration to the weighted average dilutive effect upon vesting of restricted stock grants and after the allocation of earnings to the participating securities. Antidilutive securities are disregarded in earnings per share calculations. Diluted EPS shown below reflects the two-class method, as diluted EPS under the two-class method was more dilutive than under the treasury stock method.

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted earnings per share is presented below.

	Three Months Ended December 31,
(Dollars in thousands, except per share data)	2023	2022
Basic income per common share:
Net income attributable to Pathward Financial, Inc.	$27,657	$27,842
Dividends and undistributed earnings allocated to participating securities	(220)	(403)
Basic net earnings available to common stockholders	27,437	27,439
Undistributed earnings allocated to nonvested restricted stockholders	210	383
Reallocation of undistributed earnings to nonvested restricted stockholders	(210)	(382)
Diluted net earnings available to common stockholders	$27,437	$27,440

Total weighted-average basic common shares outstanding	25,776,845	28,024,541
Effect of dilutive securities(1)
Performance share units	24,693	62,282
Total effect of dilutive securities	24,693	62,282
Total weighted-average diluted common shares outstanding	25,801,538	28,086,823

Net earnings per common share:
Basic earnings per common share	$1.06	$0.98
Diluted earnings per common share(2)	$1.06	$0.98
(1) Represents the effect of the assumed exercise of stock options and vesting of performance share units and restricted stock, as applicable, utilizing the treasury stock method.
(2) Excluded from the computation of diluted earnings per share for the three months ended December 31, 2023 and 2022, respectively, were 207,074 and 411,794 weighted average shares of nonvested restricted stock because their inclusion would be anti-dilutive.

NOTE 6. RENTAL EQUIPMENT, NET

Rental equipment consists of the following:

(Dollars in thousands)	December 31, 2023	September 30, 2023
Computers and IT networking equipment	$23,958	$25,094
Motor vehicles and other	125,801	122,845
Other furniture and equipment	46,934	37,637
Solar panels and equipment	149,157	142,355
Total	345,850	327,931

Accumulated depreciation	(118,120)	(117,418)
Unamortized initial direct costs	1,186	1,237
Net book value	$228,916	$211,750

Future minimum lease payments expected to be received for operating leases at December 31, 2023 were as follows:

(Dollars in thousands)
Remaining in 2024	$32,519
2025	36,915
2026	27,052
2027	19,132
2028	10,461
Thereafter	10,805
Total	$136,884

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

The Company held a total of $309.5 million of goodwill at December 31, 2023. The recorded goodwill is a result of multiple business combinations that occurred from 2015 to 2018. There have been no changes to the carrying amount of goodwill during the three months ended December 31, 2023.

The changes in the carrying amount of the Company’s intangible assets were as follows:

(Dollars in thousands)	Trademark(1)	Non-Compete	Customer Relationships(2)	All Others(3)	Total
At September 30, 2023	$7,477	$—	$9,110	$4,133	$20,720
Amortization during the period	(264)	—	(587)	(133)	(984)
At December 31, 2023	$7,213	$—	$8,523	$4,000	$19,736

Gross carrying amount	$13,774	$301	$77,578	$7,798	$99,451
Accumulated amortization	(6,561)	(301)	(58,137)	(3,579)	(68,578)
Accumulated impairment	—	—	(10,918)	(219)	(11,137)
At December 31, 2023	$7,213	$—	$8,523	$4,000	$19,736

At September 30, 2022	$8,605	$—	$12,395	$4,691	$25,691
Amortization during the period	(351)	—	(776)	(131)	(1,258)
At December 31, 2022	$8,254	$—	$11,619	$4,560	$24,433

Gross carrying amount	$14,624	$2,481	$82,088	$9,940	$109,133
Accumulated amortization	(6,370)	(2,481)	(59,551)	(5,162)	(73,564)
Accumulated impairment	—	—	(10,918)	(218)	(11,136)
At December 31, 2022	$8,254	$—	$11,619	$4,560	$24,433
(1) Book amortization period of 5-15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 10-30 years. Amortized using the accelerated method.
(3) Book amortization period of 3-20 years. Amortized using the straight line method.

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in the remaining nine months of fiscal 2024 and subsequent fiscal years at December 31, 2023 was as follows:

(Dollars in thousands)
Remaining in 2024	$3,148
2025	3,569
2026	3,223
2027	2,577
2028	2,267
Thereafter	4,952
Total anticipated intangible amortization	$19,736

There were no impairments to intangible assets during the three months ended December 31, 2023 and 2022. Intangible impairment expense is recorded within the impairment expense line of the Condensed Consolidated Statements of Operations.

NOTE 8. OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease right-of-use ("ROU") assets, included in other assets, were $26.8 million and $26.9 million at December 31, 2023 and September 30, 2023, respectively.

Operating lease liabilities, included in accrued expenses and other liabilities, were $28.6 million and $28.8 million at December 31, 2023 and September 30, 2023, respectively.

Undiscounted future minimum operating lease payments and a reconciliation to the amount recorded as operating lease liabilities at December 31, 2023 were as follows:

(Dollars in thousands)
Remaining in 2024	$3,141
2025	3,985
2026	3,435
2027	3,152
2028	3,095
Thereafter	15,545
Total undiscounted future minimum lease payments	32,353
Discount	(3,703)
Total operating lease liabilities	$28,650

The weighted-average discount rate and remaining lease term for operating leases at December 31, 2023 were as follows:

Weighted-average discount rate	2.43%
Weighted-average remaining lease term (years)	9.3

The components of total lease costs for operating leases were as follows:

	Three Months Ended December 31,
(Dollars in thousands)	2023	2022
Lease expense	$1,025	$1,014
Short-term and variable lease cost	(7)	42
Sublease income	(370)	(333)
Total lease cost for operating leases	$648	$723

NOTE 9. STOCKHOLDERS' EQUITY

Repurchase of Common Stock. The Company's Board of Directors authorized the September 3, 2021 share repurchase program to repurchase up to 6,000,000 shares of the Company's outstanding common stock. This authorization is effective from September 3, 2021 through September 30, 2024. On August 25, 2023, the Company's Board of Directors announced a share repurchase program to repurchase up to an additional 7,000,000 shares of the Company's outstanding common stock on or before September 30, 2028. During the three months ended December 31, 2023 and 2022, the Company repurchased 232,588 and 653,994 shares, respectively, as part of the share repurchase programs.

Under the repurchase programs, repurchased shares were retired and designated as authorized but unissued shares. The Company accounts for repurchased shares using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. As of December 31, 2023, 8,433,848 shares of common stock remained available for repurchase.

For the three months ended December 31, 2023 and 2022, the Company also repurchased 103,641 and 57,291 shares, or $4.9 million and $2.0 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Retirement of Treasury Stock. The Company accounts for the retirement of repurchased shares, including treasury stock, using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. The Company retired no shares of common stock held in treasury during the three months ended December 31, 2023 and 2022.

NOTE 10. STOCK COMPENSATION

On September 27, 2023, the Board adopted the Pathward Financial, Inc. 2023 Omnibus Incentive Plan (the "2023 Omnibus Incentive Plan") contingent on stockholder approval at the Annual Meeting of Stockholders expected to be held on February 27, 2024. The 2023 Omnibus Incentive Plan permits the granting of various types of awards including but not limited to nonvested (restricted) shares and performance share units ("PSUs") to certain officers and directors of the Company. Awards may be granted by the Compensation Committee of the Board of Directors based on the performance of the award recipients or other relevant factors.

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

The following tables show the activity of share awards (including shares of restricted stock subject to vesting, fully-vested restricted stock, and PSUs) granted, exercised or forfeited under all of the Company's incentive plans during the three months ended December 31, 2023.

	Number of Shares	Weighted Average Fair Value at Grant
Nonvested shares outstanding, September 30, 2023	370,151	$35.87
Granted(1)	—	—
Vested	(176,700)	36.44
Forfeited or expired	(1,863)	39.23
Nonvested shares outstanding, December 31, 2023	191,588	$35.31
	Number of Units(2)	Weighted Average Fair Value at Grant
Performance share units outstanding, September 30, 2023	155,804	$41.20
Granted(1)	—	—
Vested	(60,984)	55.47
Forfeited or expired	—	—
Performance share units outstanding, December 31, 2023	94,820	$55.47
(1) While no shares were granted during the first quarter of fiscal year 2024, 150,522 of nonvested shares and 44,800 of target performance share units were issued under awards contingent on the stockholder approval of the 2023 Omnibus Incentive Plan.

(2) The activity in this table includes 60,984 shares related to the fiscal year 2021 performance share units, which are included in this table under the assumption of a target performance achievement. The final performance was assessed after September 30, 2023, resulted in an achievement greater than target, and an additional 47,252 shares were allocated to the participants in the plan.

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

At December 31, 2023, stock-based compensation expense not yet recognized in income totaled $4.1 million, which is expected to be recognized over a weighted average remaining period of 1.27 years.

NOTE 11. INCOME TAXES

The Company recorded an income tax expense of $5.7 million for the three months ended December 31, 2023, resulting in an effective tax rate of 17.00%, compared to an income tax expense of $6.6 million, or an effective tax rate of 18.79%, for the three months ended December 31, 2022. The Company’s effective tax rate was lower than the U.S. statutory rate of 21% primarily because of the effect of investment tax credits during fiscal year 2024. The Company's effective tax rate in the future will depend in part on actual investment tax credits generated from qualified renewable energy property.

The table below compares the income tax expense components for the periods presented.

	Three Months Ended December 31,
(Dollars in thousands)	2023	2022
Provision at statutory rate	$7,009	$7,228
Tax-exempt income	(174)	(203)
State income taxes	1,228	1,510
Interim period effective rate adjustment	2,806	1,119
Tax credit investments, net - federal	(4,377)	(3,062)
IRC 162(m) nondeductible compensation	(280)	136
Other, net	(493)	(151)
Income tax expense	$5,719	$6,577
Effective tax rate	17.00%	18.79%

NOTE 12. REVENUE FROM CONTRACTS WITH CUSTOMERS

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

(Dollars in thousands)	Consumer		Commercial		Corporate Services/Other		Consolidated Company
Three Months Ended December 31,	2023	2022	2023	2022	2023	2022	2023	2022
Net interest income(1)	$59,356	$34,272	$45,881	$42,324	$4,799	$7,461	$110,036	$84,057
Noninterest income:
Refund transfer product fees	422	677	—	—	—	—	422	677
Refund advance fee income(1)	111	617	—	—	—	—	111	617
Card and deposit fees	30,507	37,452	236	261	7	5	30,750	37,718
Rental income(1)	—	—	13,235	12,515	224	193	13,459	12,708
Gain on sale of trademarks	—	—	—	—	—	10,000	—	10,000
Gain (loss) on sale of other(1)	(31)	—	362	502	2,509	—	2,840	502
Other income(1)	1,778	793	2,166	1,084	1,235	1,678	5,179	3,555
Total noninterest income	32,787	39,539	15,999	14,362	3,975	11,876	52,761	65,777
Revenue	$92,143	$73,811	$61,880	$56,686	$8,774	$19,337	$162,797	$149,834
(1) These revenues are not within the scope of Topic 606. Additional details are included in other footnotes to the accompanying financial statements. The scope of Topic 606 explicitly excludes net interest income as well as many other revenues for financial assets and liabilities, including loans, leases, and securities.

Following is a discussion of key revenues within the scope of Topic 606. The Company provides services to customers that have related performance obligations that must be completed to recognize revenue. Revenues are generally recognized immediately upon the completion of the service or over time as services are performed. Any services performed over time generally require that the Company renders services each period; therefore, the Company measures progress in completing these services based upon the passage of time. Revenue from contracts with customers did not generate significant contract assets and liabilities for the three months ended December 31, 2023.

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

The following table presents segment data for the Company:

(Dollars in thousands)	Consumer		Commercial		Corporate Services/Other		Total
Three Months Ended December 31,	2023	2022	2023	2022	2023	2022	2023	2022
Net interest income	$59,356	$34,272	$45,881	$42,324	$4,799	$7,461	$110,036	$84,057
Provision for (reversal of) credit loss	3,454	3,240	6,463	6,583	(27)	(47)	9,890	9,776
Noninterest income	32,787	39,539	15,999	14,362	3,975	11,876	52,761	65,777
Noninterest expense	50,013	34,494	34,856	32,749	34,405	37,816	119,274	105,059
Income (loss) before income tax expense	38,676	36,077	20,561	17,354	(25,604)	(18,432)	33,633	34,999

Total assets	563,706	393,898	4,206,522	3,476,942	3,157,209	2,788,385	7,927,437	6,659,225
Total goodwill	87,145	87,145	222,360	222,360	—	—	309,505	309,505
Total deposits	6,587,052	5,624,919	3,669	6,628	345,334	157,585	6,936,055	5,789,132

NOTE 14. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

	At December 31, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Debt securities AFS
Corporate securities	$18,375		$18,375
SBA securities	87,732	—	87,732	—
Obligations of states and political subdivisions	2,304	—	2,304	—
Non-bank qualified obligations of states and political subdivisions	228,888	—	228,888	—
Asset-backed securities	237,704	—	237,704	—
Mortgage-backed securities	1,275,578	—	1,275,578	—
Total debt securities AFS	$1,850,581	$—	$1,850,581	$—
Common equities and mutual funds(1)	$4,207	$4,207	$—	$—
Non-marketable equity securities(2)	$9,700	$—	$—	$—
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at December 31, 2023.
(2) Consists of certain non-marketable equity securities that are measured at fair value using net asset value ("NAV") per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

	At September 30, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Debt securities AFS
Corporate securities	$18,250	$—	$18,250	$—
SBA securities	85,242	—	85,242	—
Obligations of states and political subdivisions	2,289	—	2,289	—
Non-bank qualified obligations of states and political subdivisions	226,723	—	226,723	—
Asset-backed securities	246,199	—	246,199	—
Mortgage-backed securities	1,225,525	—	1,225,525	—
Total debt securities AFS	$1,804,228	$—	$1,804,228	$—
Common equities and mutual funds(1)	$3,378	$3,378	$—	$—
Non-marketable equity securities(2)	$8,389	$—	$—	$—
(1) Equity securities at fair value are included within other assets on the Consolidated Statements of Financial Condition at September 30, 2023.
(2) Consists of certain non-marketable equity securities that are measured at fair value using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

Loans and Leases. The Company does not record loans and leases at fair value on a recurring basis. However, if a loan or lease is individually evaluated for risk of credit loss and repayment is expected to be solely provided by the values of the underlying collateral, the Company measures fair value on a nonrecurring basis. Fair value is determined by the fair value of the underlying collateral less estimated costs to sell. The fair value of the collateral is determined based on the internal estimates and/or assessment provided by third-party appraisers and the valuation relies on discount rates ranging from 3% to 44%.

The following tables summarize the assets of the Company that are measured at fair value in the Condensed Consolidated Statements of Financial Condition on a nonrecurring basis:

	At December 31, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases, net individually evaluated for credit loss
Commercial finance	$6,441	$—	$—	$6,441
Total loans and leases, net individually evaluated for credit loss	6,441	—	—	6,441
Total	$6,441	$—	$—	$6,441

	At September 30, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases, net individually evaluated for credit loss
Commercial finance	$21,829	$—	$—	$21,829
Total loans and leases, net individually evaluated for credit loss	21,829	—	—	21,829
Total	$21,829	$—	$—	$21,829

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value at December 31, 2023	Fair Value at September 30, 2023	Valuation Technique	Unobservable Input	Range of Inputs
Loans and leases, net individually evaluated for credit loss	$6,441	$21,829	Market approach	Appraised values(1)	3% - 44%
(1) The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimating selling costs and other inputs in a range of 3% to 44%.

Management discloses the estimated fair value of financial instruments, including assets and liabilities on and off the Condensed Consolidated Statements of Financial Condition, for which it is practicable to estimate fair value. These fair value estimates were made at December 31, 2023 and September 30, 2023 based on relevant market information and information about financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, since there is no active market for certain financial instruments of the Company, the estimates of fair value are subjective in nature, involve uncertainties, and include matters of significant judgment. Changes in assumptions as well as tax considerations could significantly affect the estimated values. Accordingly, the aggregate fair value estimates are not intended to represent the underlying value of the Company, on either a going concern or a liquidation basis.

The following tables present the carrying amount and estimated fair value of the financial instruments held by the Company:

	At December 31, 2023
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$671,630	$671,630	$671,630	$—	$—
Debt securities available for sale	1,850,581	1,850,581	—	1,850,581	—
Debt securities held to maturity	35,440	32,180	—	32,180	—
Common equities and mutual funds(1)	4,207	4,207	4,207	—	—
Non-marketable equity securities(1)(2)	20,195	20,195	—	10,495	—
Loans held for sale	69,518	69,518	—	69,518	—
Loans and leases	4,419,364	4,298,218	—	—	4,298,218
Federal Reserve Bank and Federal Home Loan Bank stocks	23,694	23,694	—	23,694	—
Accrued interest receivable	27,080	27,080	27,080	—	—
Financial liabilities
Deposits	6,936,055	6,937,613	6,795,322	142,292	—
Other short- and long-term borrowings	33,614	31,421	—	31,421	—
Accrued interest payable	1,941	1,941	1,941	—	—
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at December 31, 2023.
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
(1) Equity securities at fair value are included within other assets on the Consolidated Statements of Financial Condition at September 30, 2023.
(2) Includes certain non-marketable equity securities that are measured at fair value using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

NOTE 15. SUBSEQUENT EVENTS

Management has evaluated subsequent events that occurred after December 31, 2023. During this period, up to the filing date of this Quarterly Report on Form 10-Q, management did not identify any material subsequent events that would require recognition or disclosure in our Condensed Consolidated Financial Statements as of or for the quarter ended December 31, 2023.

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

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” "target," or the negative of those terms, or other words of similar meaning or similar expressions. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements are based on information currently available to us and assumptions about future events, and include statements with respect to the Company’s beliefs, expectations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such risks, uncertainties and other factors may cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Such statements address, among others, the following subjects: future operating results including our performance expectations; the performance of our securities portfolio; future effective tax rate; the impact of card balances related to government stimulus programs; progress on key initiatives; expected results of our partnerships; customer retention; loan and other product demand; new products and services; credit quality; the level of net charge-offs and the adequacy of the allowance for credit losses; and technology. The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: maintaining our executive management team; expected growth opportunities may not be realized or may take longer to realize than expected; the potential adverse effects of unusual and infrequently occurring events, including the impact on financial markets from geopolitical conflicts such as the military conflicts in Ukraine and the Middle East, weather-related disasters, or public health events, such as the COVID-19 pandemic, and any governmental or societal responses thereto; our ability to achieve brand recognition for Pathward equal to or greater than we enjoyed for MetaBank; our ability to successfully implement measures designed to reduce expenses and increase efficiencies; changes in trade, monetary, and fiscal policies and laws, including actual changes in interest rates and the Fed Funds rate, and their related impacts on macroeconomic conditions, customer behavior, funding costs and loan and securities portfolios; changes in tax laws; the strength of the United States' economy, and the local economies in which the Company operates; adverse developments in the financial services industry generally such as bank failures, responsive measures to mitigate and manage such developments, related supervisory and regulatory actions and costs, and related impacts on customer behavior; inflation, market, and monetary fluctuations; our liquidity and capital positions, including the sufficiency of our liquidity; the timely and efficient development of new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value and acceptance of these products and services by users; Pathward's ability to maintain its Durbin Amendment exemption; the risks of dealing with or utilizing third parties, including, in connection with the Company’s prepaid card and tax refund advance businesses, the risk of reduced volume of refund advance loans as a result of reduced customer demand for or usage of Pathward’s strategic partners’ refund advance products; our relationship with, and any actions which may be initiated by, our regulators; changes in financial services laws and regulations, including laws and regulations relating to the tax refund industry and the insurance premium finance industry; technological changes, including, but not limited to, the protection of our electronic systems and information; the impact of acquisitions and divestitures; litigation risk; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by Pathward of its status as well capitalized; changes in consumer borrowing, spending, and saving habits; losses from fraudulent or illegal activity; technological risks and developments and cyber threats, attacks, or events; and the success of the Company at maintaining its high quality asset level and managing and collecting assets of borrowers in default should problem assets increase.

The foregoing list of factors is not exclusive. We caution you not to place undue reliance on these forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q speak only as of the date hereof, and the Company does not undertake any obligation to update, revise, or clarify these forward-looking statements whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in its entirety by the cautionary statements contained or referred to in this section. Additional discussions of factors affecting the Company’s business and prospects are reflected under the caption “Risk Factors” and in other sections of the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended September 30, 2023, and in the Company's other filings made with the SEC. The Company expressly disclaims any intent or obligation to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company or its subsidiaries, whether as a result of new information, changed circumstances, or future events or for any other reason.

GENERAL

The Company, a registered bank holding company that has elected to be a financial holding company, is a Delaware corporation, the principal assets of which are all the issued and outstanding shares of the Bank, a chartered national bank, the accounts of which are insured up to applicable limits by the FDIC as administrator of the Deposit Insurance Fund. Unless the context otherwise requires, references herein to the Company include Pathward Financial and the Bank, and all direct or indirect subsidiaries of Pathward Financial on a consolidated basis.

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “CASH.”

The following discussion focuses on the consolidated financial condition of the Company at December 31, 2023, compared to September 30, 2023, and the consolidated results of operations for the three months ended December 31, 2023 and 2022. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the fiscal year ended September 30, 2023 and the related management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

EXECUTIVE SUMMARY

Company Highlights

•On January 16, 2024, the Company announced a multi-year extension with a long-standing partner that allows for collaboration on product innovation and expanded product offerings for a range of programs in market and under development.

Financial Highlights for the 2024 Fiscal First Quarter

•Total revenue for the first quarter was $162.8 million, an increase of $13.0 million, or 9%, compared to the same quarter in fiscal 2023, driven by an increase in net interest income, partially offset by a decrease in noninterest income.

•Net interest margin ("NIM") increased 61 basis points to 6.23% for the first quarter from 5.62% during the same period of last year, primarily driven by increased yields and an improved earnings asset mix from the continued optimization of the portfolio.

•Total gross loans and leases at December 31, 2023 increased $916.6 million to $4.43 billion compared to December 31, 2022 and increased $60.2 million when compared to September 30, 2023. The increase compared to the prior year quarter was primarily due to growth in the commercial, consumer, and warehouse finance loan portfolios. The primary driver for the sequential increase was growth in seasonal consumer finance loans related to a tax partnership.

•During the 2024 fiscal first quarter, the Company repurchased 232,588 shares of common stock at an average share price of $47.25.

FINANCIAL CONDITION

At December 31, 2023, the Company’s total assets increased to $7.93 billion compared to September 30, 2023, primarily due to growth of $296.0 million in cash and cash equivalents, $60.2 million in total loans and leases, and $46.4 million in securities AFS, partially offset by a reduction of $11.8 million in other assets.

Total cash and cash equivalents were $671.6 million at December 31, 2023, increasing from $375.6 million at September 30, 2023. The Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the FRB. At December 31, 2023, the Company did not have any federal funds sold.

The total investment portfolio increased $45.2 million, or 2%, to $1.89 billion at December 31, 2023, compared to $1.84 billion at September 30, 2023. The Company’s portfolio of securities customarily consists primarily of MBS, which have expected lives much shorter than the stated final maturity, non-bank qualified obligations of states and political subdivisions, which mature in approximately 15 years or less, and other tax exempt municipal mortgage related pass through securities which have average lives much shorter than their stated final maturities. During the three months ended December 31, 2023, the Company made no purchases of investment securities.

Through the Bank, the Company owns stock in the FHLB due to the Bank’s membership and participation in this banking system as well as stock in the FRB. The FHLB requires a level of stock investment based on a pre-determined formula. The Company’s investment in these stocks was $23.7 million at December 31, 2023 and $28.2 million at September 30, 2023, as redemptions were partially offset by purchases of FHLB membership stock during the three months ended December 31, 2023.

Loans held for sale at December 31, 2023 totaled $69.5 million, decreasing from $77.8 million at September 30, 2023. This decrease was primarily driven by a reduction in consumer credit products held for sale at December 31, 2023 compared to September 30, 2023.

Total gross loans and leases totaled $4.43 billion at December 31, 2023, as compared to $4.37 billion at September 30, 2023. The primary drivers for the increase was an increase in seasonal consumer finance loans, seasonal tax services loans and commercial finance loans, partially offset by a decrease in warehouse finance loans. See Note 4 to the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Commercial finance loans, which comprised 85% of the Company's gross loan and lease portfolio, totaled $3.73 billion at December 31, 2023, reflecting an increase of $11.4 million from September 30, 2023. The increase in commercial finance loans was primarily driven by a $144.1 million increase in the term lending portfolio and a $21.3 million increase in the SBA/USDA portfolio, partially offset by a $129.0 million decrease in the insurance premium finance portfolio.

Total end-of-period deposits increased 5% to $6.94 billion at December 31, 2023, compared to $6.59 billion at September 30, 2023, primarily driven by increases in noninterest-bearing deposits of $215.9 million and wholesale deposits of $135.7 million, partially offset by a decrease in savings deposits of $4.9 million.

As of December 31, 2023, the Company had $837.6 million in deposits related to government stimulus programs. Of the total amount of government stimulus program deposits, $334.5 million are on activated cards while $503.1 million are on inactivated cards. During the remainder of fiscal year 2024, the inactive deposit balances are expected to decline by approximately $310 million as the Company actively returns unclaimed balances to the U.S. Treasury.

The Company's total borrowings decreased $13.3 million from $46.9 million at September 30, 2023 to $33.6 million at December 31, 2023, primarily driven by a decrease in short-term borrowings of $13.0 million.

At December 31, 2023, the Company’s stockholders’ equity totaled $729.3 million, an increase of $78.7 million, from $650.6 million at September 30, 2023. The increase was primarily attributable to an increase in accumulated other comprehensive income and retained earnings. The Company and Bank remained above the federal regulatory minimum capital requirements at December 31, 2023, and continued to be classified as well-capitalized, and in good standing with the regulatory agencies. See “Liquidity and Capital Resources” for further information.

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

The Company meets the Right of Set off criteria in ASC 210-20, Balance Sheet - Offsetting, for all payments negative deposit balances with the exception of DDA overdrafts. The following table summarizes the Company's negative deposit balances within the BaaS business line:

(Dollars in thousands)	December 31, 2023	September 30, 2023
Noninterest-bearing deposits	$6,876,657	$6,608,137
Prefunding	(266,820)	(230,749)
Discount funding	(51,490)	(34,351)
DDA overdrafts	(9,528)	(10,096)
Noninterest-bearing checking, net	$6,548,819	$6,332,941

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

As of December 31, 2023, the Company managed $1.1 billion of customer deposits at other banks in its capacity as custodian. These deposits provide the Company with excess deposits that can earn servicing fee income, typically reflective of the EFFR.

RESULTS OF OPERATIONS

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

	Three Months Ended December 31,
	2023			2022
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)
Interest-earning assets:
Cash and fed funds sold	$337,975	$4,103	4.83%	$226,004	$1,716	3.01%
Mortgage-backed securities	1,486,854	10,049	2.69%	1,571,022	10,412	2.63%
Tax exempt investment securities	136,470	930	3.43%	154,754	980	3.18%
Asset-backed securities	250,172	3,565	5.67%	155,988	1,149	2.92%
Other investment securities	284,625	2,288	3.20%	301,739	2,407	3.17%
Total investments	2,158,121	16,832	3.15%	2,183,503	14,948	2.76%
Commercial finance	3,762,910	75,345	7.97%	3,010,868	58,100	7.66%
Consumer finance	362,935	10,585	11.60%	198,372	4,313	8.63%
Tax services	28,050	(11)	(0.16)%	25,230	57	0.90%
Warehouse finance	381,931	9,044	9.42%	290,454	5,926	8.09%
Total loans and leases	4,535,826	94,963	8.33%	3,524,924	68,396	7.70%
Total interest-earning assets	7,031,922	$115,898	6.57%	5,934,431	$85,060	5.70%
Noninterest-earning assets	543,418			589,580
Total assets	$7,575,340			$6,524,011

Interest-bearing liabilities:
Interest-bearing checking	$426	$—	0.34%	$447	$—	0.33%
Savings	54,783	6	0.04%	62,607	6	0.04%
Money markets	183,255	576	1.25%	138,872	78	0.22%
Time deposits	5,517	4	0.25%	7,199	2	0.11%
Wholesale deposits	211,281	2,940	5.54%	5,712	56	3.89%
Total interest-bearing deposits	455,262	3,526	3.08%	214,837	142	0.26%
Overnight fed funds purchased	117,153	1,656	5.62%	24,783	244	3.91%
Subordinated debentures	19,600	357	7.24%	19,593	357	7.22%
Other borrowings	14,178	323	9.07%	15,817	260	6.53%
Total borrowings	150,931	2,336	6.16%	60,193	861	5.67%
Total interest-bearing liabilities	606,193	5,862	3.85%	275,030	1,003	1.45%
Noninterest-bearing deposits	6,102,927	—	—%	5,421,821	—	—%
Total deposits and interest-bearing liabilities	6,709,120	$5,862	0.35%	5,696,851	$1,003	0.07%
Other noninterest-bearing liabilities	210,469			178,789
Total liabilities	6,919,589			5,875,640
Shareholders' equity	655,751			648,371
Total liabilities and shareholders' equity	$7,575,340			$6,524,011
Net interest income and net interest rate spread including noninterest-bearing deposits		$110,036	6.22%		$84,057	5.63%

Net interest margin			6.23%			5.62%
Tax-equivalent effect			0.01%			0.02%
Net interest margin, tax-equivalent(2)			6.24%			5.64%
(1) Tax rate used to arrive at the TEY for the three months ended December 31, 2023 and 2022 was 21%.
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

General
The Company recorded net income of $27.7 million, or $1.06 per diluted share, for the three months ended December 31, 2023, compared to net income of $27.8 million, or $0.98 per diluted share, for the three months ended December 31, 2022.

Net Interest Income
Net interest income for the first quarter of fiscal 2024 was $110.0 million, an increase of 31% from the same quarter in fiscal 2023. The increase was mainly attributable to increased yields, higher interest-earning asset balances and an improved earning asset mix.

The Company’s average interest-earning assets for the first quarter of fiscal 2024 increased by $1.10 billion to $7.03 billion compared to the same quarter in fiscal 2023, primarily due to growth in loans and leases and an increase in cash balances, partially offset by a decrease in total investment security balances. The first quarter average outstanding balance of loans and leases increased $1.01 billion compared to the same quarter of the prior fiscal year, primarily due to an increase in commercial, consumer, and warehouse finance portfolios.

Fiscal 2024 first quarter NIM increased to 6.23% from 5.62% in the first fiscal quarter of last year. The overall reported tax-equivalent yield (“TEY”) on average earning asset yields increased 87 basis points to 6.57% compared to the prior year quarter, driven by an increase in loan and lease, investment securities and cash yields. The yield on the loan and lease portfolio was 8.33% compared to 7.70% for the comparable period last year and the TEY on the securities portfolio was 3.15% compared to 2.76% over that same period.

The Company's cost of funds for all deposits and borrowings averaged 0.35% during the fiscal 2024 first quarter, as compared to 0.07% during the prior year quarter. The Company's overall cost of deposits was 0.21% in the fiscal first quarter of 2024, as compared to 0.01% during the prior year quarter.

Provision for Credit Loss
The Company recognized a provision for credit loss of $9.9 million for the quarter ended December 31, 2023, compared to $9.8 million for the comparable period in the prior fiscal year. Net charge-offs were $5.5 million for the quarter ended December 31, 2023, compared to $3.2 million for the quarter ended December 31, 2022. Net charge-offs attributable to the commercial finance, tax services, and consumer finance portfolios for the current quarter were $4.6 million, $0.8 million, and $0.1 million, respectively. Net charge-offs attributable to the commercial finance, tax services, and consumer finance portfolios for the same quarter of the prior year were $2.0 million, $1.0 million, and $0.2 million, respectively.

Noninterest Income
Fiscal 2024 first quarter noninterest income decreased 20% to $52.8 million, compared to $65.8 million for the same period of the prior year. The decrease was primarily attributable to the $10.0 million gain on sale of trademarks recognized during the prior year period, along with a decrease in card and deposit fees. The period-over-period decrease was partially offset by increases in gain on sale of other, other income, and rental income. The increase in gain on sale of other was driven by a $2.5 million gain related to an investment in the Pathward Venture Capital business.

The decrease in card and deposit fee income was primarily related to servicing fee income on off-balance sheet deposits, which totaled $5.1 million during the 2024 fiscal first quarter, as compared to $7.8 million for the fiscal quarter ended September 30, 2023 and $12.9 million for the same period of the prior year. The decrease in servicing fee income was due to a reduction in off-balance sheet deposits that the Company manages at other banks.

Noninterest Expense
Noninterest expense increased 14% to $119.3 million for the fiscal 2024 first quarter, from $105.1 million for the same quarter last year. The increase was primarily attributable to increases in card processing expense, compensation and benefits expense, other expense, operating lease equipment depreciation, and occupancy and equipment expense. The period-over-period increase was partially offset by a decrease in legal and consulting expense.

The card processing expense increase was due to rate-related agreements with BaaS partners. The amount of expense paid under those agreements is based on an agreed upon rate index that varies depending on the deposit levels, floor rates, market conditions, and other performance conditions. Generally, this rate index is based on a percentage of the Effective Federal Funds Rate ("EFFR") and reprices immediately upon a change in the EFFR. Approximately 53% of the deposit portfolio was subject to these rate-related processing expenses during the 2024 fiscal first quarter. For the fiscal quarter ended December 31, 2023, contractual, rate-related processing expenses were $26.8 million, as compared to $22.5 million for the fiscal quarter ended September 30, 2023 and $14.0 million for the fiscal quarter ended December 31, 2022.

Income Tax Expense
The Company recorded an income tax expense of $5.7 million, representing an effective tax rate of 17.0%, for the fiscal 2024 first quarter, compared to $6.6 million, representing an effective tax rate of 18.8%, for the first quarter last fiscal year. The current quarter decrease in income tax expense compared to the prior year quarter was primarily due to an increase in investment tax credits recognized ratably.

The Company originated $12.2 million in renewable energy leases during the fiscal 2024 first quarter, resulting in $4.4 million in total net investment tax credits. During the first quarter of fiscal 2023, the Company originated $11.4 million in renewable energy leases resulting in $3.1 million in total net investment tax credits. Investment tax credits related to renewable energy leases are recognized ratably based on income throughout each fiscal year.

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

Loans and leases, or portions thereof, are generally charged-off when collection of principal becomes doubtful. Typically, this is associated with a delay or shortfall in payments of 210 days or more for insurance premium finance, 120 days or more for consumer credit products and leases, and 90 days or more for commercial finance loans. Action is taken to charge off ERO loans if such loans have not been collected by the end of June and refund advance loans if such loans have not been collected by the end of the calendar year. The Company individually evaluates loans and leases that do not share similar risk characteristics with other financial assets, which generally means loans and leases identified as modifications or loans and leases on nonaccrual status.

The Company believes that the level of allowance for credit losses at December 31, 2023 was appropriate and reflected probable losses related to these loans and leases; however, there can be no assurance that all loans and leases will be fully collectible or that the present level of the allowance will be adequate in the future. See the section below titled “Allowance for Credit Losses” for further information.

The table below sets forth the amounts and categories of the Company's nonperforming assets.

(Dollars in thousands)	December 31, 2023	September 30, 2023
Nonperforming Loans and Leases
Nonaccruing loans and leases:
Commercial finance	$28,099	$37,372
Total nonaccruing loans and leases	28,099	37,372

Accruing loans and leases delinquent 90 days or more:
Loans held for sale	661	306

Commercial finance	7,862	11,242
Consumer finance	2,859	2,210
Tax services(1)	—	5,082
Total accruing loans and leases delinquent 90 days or more	11,382	18,840
Total nonperforming loans and leases	39,481	56,212

Other Assets
Nonperforming operating leases	2,785	1,764
Total other assets	2,785	1,764
Total nonperforming assets	$42,266	$57,976
Total as a percentage of total assets	0.53%	0.77%
(1) Certain tax services loans do not bear interest.

The Company's nonperforming assets at December 31, 2023 were $42.4 million, representing 0.53% of total assets, compared to $58.0 million, or 0.77% of total assets at September 30, 2023. The decrease in the nonperforming assets as a percentage of total assets at December 31, 2023 compared to September 30, 2023, was primarily driven by paydowns within the commercial finance portfolio.

The Company's nonperforming loans and leases at December 31, 2023 were $39.5 million, representing 0.88% of total gross loans and leases, compared to $56.2 million, or 1.26% of total gross loans and leases at September 30, 2023.

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

On the basis of management’s review of its loans, leases, and other assets, at December 31, 2023, the Company had classified loans and leases of $197.7 million as substandard, $10.1 million as doubtful and none as loss. At September 30, 2023, the Company classified loans and leases of $208.2 million as substandard, $8.2 million as doubtful and none as loss.

Allowance for Credit Losses. The ACL represents management’s estimate of current credit losses expected to be incurred by the loan and lease portfolio over the life of each financial asset as of the balance sheet date. The Company individually evaluates loans and leases that do not share similar risk characteristics with other financial assets, which generally means loans and leases identified as modifications or loans and leases on nonaccrual status. All other loans and leases are evaluated collectively for credit loss. A reserve for unfunded credit commitments such as letters of credit and binding unfunded loan commitments is recorded in other liabilities on the Condensed Consolidated Statements of Financial Condition.

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

The Company's ACL totaled $53.8 million at December 31, 2023, an increase compared to $49.7 million at September 30, 2023. The increase in the ACL at December 31, 2023, when compared to September 30, 2023, was primarily due to a $2.0 million increase in the allowance related to the consumer finance portfolio and a $1.6 million increase in the allowance related to the commercial finance portfolio.

The following table presents the Company's ACL as a percentage of its total loans and leases.

	As of the Period Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Commercial finance	1.30%	1.26%	1.35%	1.53%	1.62%
Consumer finance	1.45%	0.92%	0.92%	1.99%	1.54%
Tax services	1.52%	0.04%	70.20%	53.77%	2.01%
Warehouse finance	0.10%	0.10%	0.10%	0.10%	0.10%
Total loans and leases	1.22%	1.14%	2.01%	2.27%	1.50%
Total loans and leases excluding tax services	1.21%	1.14%	1.21%	1.40%	1.50%

The Company's ACL as a percentage of total loans and leases increased to 1.22% at December 31, 2023 from 1.14% at September 30, 2023. The increase in the total loans and leases coverage ratio was primarily driven by an increase in the consumer finance portfolio due to seasonal activity and an increase in the seasonal tax services portfolio. The Company expects to continue to diligently monitor the ACL and adjust as necessary in future periods to maintain an appropriate and supportable level.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within these financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Management has identified its critical accounting policies, which are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations. These policies involve complex and subjective decisions and assessments. Some of these estimates may be uncertain at the time they are made, could change from period to period, and could have a material impact on the financial statements. A discussion of the Company’s critical accounting policies and estimates can be found in the Company's Annual Report on Form 10-K for the year ended September 30, 2023. There were no significant changes to these critical accounting policies and estimates during the first three months of fiscal 2024.

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

At December 31, 2023, the Company had unfunded loan and lease commitments of $1.51 billion. Management believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs. The liquidity sources as of December 31, 2023 include $1.1 billion in off-balance sheet deposits and $672 million in cash and cash equivalents. When factoring in additional resources, such as the Federal Home Loan Bank, the Federal Reserve Discount Window and other unsecured funding and wholesale options, the Company has over $3.8 billion in total available liquidity as of December 31, 2023.

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

The Capital Rules require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined). At December 31, 2023, the Company and the Bank exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements. The Company and the Bank took the AOCI opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.

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

	Company	Bank	Minimum to be Adequately Capitalized Under Prompt Corrective Action Provisions	Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
At December 31, 2023
Tier 1 leverage capital ratio	7.96%	8.15%	4.00%	5.00%
Common equity Tier 1 capital ratio	11.43	11.97	4.50	6.50
Tier 1 capital ratio	11.69	11.97	6.00	8.00
Total capital ratio	13.12	13.01	8.00	10.00
At September 30, 2023
Tier 1 leverage capital ratio	8.11%	8.32%	4.00%	5.00%
Common equity Tier 1 capital ratio	11.25	11.81	4.50	6.50
Tier 1 capital ratio	11.50	11.81	6.00	8.00
Total capital ratio	12.84	12.76	8.00	10.00

The following table provides a reconciliation of the amounts included in the table above for the Company.

	Standardized Approach(1)
(Dollars in thousands)	December 31, 2023	September 30, 2023
Total stockholders' equity	$729,282	$650,625
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	297,283	297,679
LESS: Certain other intangible assets	20,093	21,228
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	20,253	19,679
LESS: Net unrealized (losses) on available for sale securities	(187,901)	(254,294)
LESS: Noncontrolling interest	(510)	(1,005)
ADD: Adoption of Accounting Standards Update 2016-13	1,345	2,017
Common Equity Tier 1(1)	581,409	569,355
Long-term borrowings and other instruments qualifying as Tier 1	13,661	13,661
Tier 1 minority interest not included in common equity Tier 1 capital	(410)	(826)
Total Tier 1 capital	594,660	582,190
Allowance for credit losses	53,037	47,960
Subordinated debentures, net of issuance costs	19,617	19,591
Total capital	$667,314	$649,741
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

CONTRACTUAL OBLIGATIONS

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations" in the Company’s Annual Report on Form 10-K for its fiscal year ended September 30, 2023 for a summary of our contractual obligations as of September 30, 2023. There were no material changes outside the ordinary course of our business in contractual obligations from September 30, 2023 through December 31, 2023.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

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

The Company believes that its portfolio of longer duration deposits generated from its BaaS business line provides a stable and profitable funding vehicle, but also subjects the Company to greater risk in a falling interest rate environment than it would otherwise have without this portfolio. This risk is due to the fact that, while asset yields may decrease in a falling interest rate environment, the Company generally does not have an offsetting reduction as it does not pay interest on these deposits. However, a portion of the Company’s deposit balances are subject to variable card processing expenses, derived from contractual agreements with certain BaaS partners tied to a rate index, typically the EFFR. These costs reprice immediately upon a change in the applicable rate index and would likely lower card processing expenses.

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

Interest Rate Risk (“IRR”)

Overview. The Company actively manages interest rate risk, as changes in market interest rates can have a significant impact on reported earnings. The Company's IRR analysis is designed to compare income and economic valuation simulations in market scenarios designed to alter the direction, magnitude and speed of interest rate changes, as well as the slope of the yield curve. This analysis may not represent all impacts driven by changes in the interest rate environment, such as certain other card fee income and expense line items tied to card processing expense derived from contractual agreements with certain BaaS partners and servicing fees the Company recognizes from custodial off-balance sheet deposits. The Company does not currently engage in trading activities to control interest rate risk although it may do so in the future, if deemed necessary, to help manage interest rate risk.

Earnings at risk and economic value analysis. As a continuing part of its financial strategy, the Bank considers methods of managing an asset/liability mismatch consistent with maintaining acceptable levels of net interest income. In order to monitor IRR, the Company has created an Asset/Liability Committee whose principal responsibilities are to assess the Bank’s asset/liability mix and implement strategies that will enhance income while managing the Bank’s vulnerability to changes in interest rates.

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

The EAR analysis used in the following table reflects the required analysis used no less than quarterly by management. It models basis point parallel shifts in market interest rates over the next one-year period. The following table shows the results of the scenarios as of December 31, 2023:

Net Sensitive Earnings at Risk
		Change in Interest Income/Expense for a given change in interest rates
		Over/(Under) Base Case Parallel Shift
(Dollars in Thousands)	Book Value	-200	-100	Base	+100	+200	+300	+400
Total interest-sensitive income	7,046,067	423,779	454,633	485,679	516,113	546,547	576,838	607,403
Total interest-sensitive expense	387,572	7,504	8,606	10,339	12,515	14,708	16,918	19,139
Net interest-sensitive income		416,275	446,027	475,340	503,598	531,839	559,920	588,264

Percentage change from base		-12.4%	-6.2%	—%	5.9%	11.9%	17.8%	23.8%

The EAR analysis reported at December 31, 2023, shows that total interest-sensitive income will change more rapidly than total interest-sensitive expense over the next year. IRR is a snapshot in time. The Company’s business and deposits are predictably cyclical on a weekly, monthly and yearly basis. The Company’s static IRR results could vary depending on which day of the week the month ends, primarily related to payroll processing and timing of when certain programs are prefunded and when the funds are received.
Under EVE analysis, the economic value of financial assets, liabilities and off-balance sheet instruments is derived under each rate scenario. The economic value of equity is calculated as the difference between the estimated market value of assets and liabilities, net of the impact of off-balance sheet instruments.
The EVE analysis used in the following table reflects the required analysis used no less than quarterly by management. It models immediate basis point parallel shifts in market interest rates. The following table shows the results of the scenarios as December 31, 2023:

Economic Value Sensitivity
	Standard (Parallel Shift)
	Economic Value of Equity at Risk %
	-200	-100	+100	+200	+300	+400
Percentage change from base	-11.2%	-4.7%	3.6%	6.5%	8.9%	11.7%

The EVE at risk reported at December 31, 2023 shows that the economic value of equity position is expected to benefit from rising interest rates due to the large amount of noninterest-bearing funding.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management evaluated the Company's disclosure controls and procedures. The evaluation was performed under the direction of the Company's Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of December 31, 2023, of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were designed effectively to ensure timely alerting of material information relating to the Company required to be included in the Company's periodic SEC filings.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Based on this evaluation, management concluded that, as of the end of the period covered by this report, there were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the fiscal first quarter to which this report relates that could have materially affected the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors.

A description of our risk factors can be found in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. There were no material changes to those risk factors during the three months ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities.

On September 3, 2021, the Company's Board of Directors authorized a 6,000,000 share repurchase program that was publicly announced on September 7, 2021 and is scheduled to expire on September 30, 2024. The Company's Board of Directors authorized an additional 7,000,000 share repurchase program that was publicly announced on August 25, 2023 and is scheduled to expire September 30, 2028. The table below sets forth information regarding repurchases of our common stock during the fiscal 2024 first quarter.

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(1)(2)	Total Number Of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number Of Shares that may yet be Purchased Under the Plans or Programs
October 1 to 31	293,640	$47.14	232,588	8,433,848
November 1 to 30	42,589	47.85	—	8,433,848
December 1 to 31	—	—	—	8,433,848
Total	336,229		232,588
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

Item 5. Other Information

Adoption or Termination of Trading Arrangements by Directors and Executive Officers

During the fiscal quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the 1934 Act) informed us of the adoption or termination of any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
10.1*	Offer Letter between the Company and Gregory Sigrist, dated as of October 2, 2023, filed on October 5, 2023 as an exhibit to the Registrant's Current Report on Form 8-K, is incorporated herein by reference.

31.1	Section 302 certification of Chief Executive Officer.

31.2	Section 302 certification of Chief Financial Officer.

32.1	Section 906 certification of Chief Executive Officer.

32.2	Section 906 certification of Chief Financial Officer.

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Condensed Consolidated Statements of Financial Condition, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements, tagged in summary and in detail.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Management contract or compensatory plan or agreement.

PATHWARD FINANCIAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATHWARD FINANCIAL, INC.

Date: February 8, 2024	By:	/s/ Brett L. Pharr
Brett L. Pharr,
Chief Executive Officer and Director

Date: February 8, 2024	By:	/s/ Gregory A. Sigrist
Gregory A. Sigrist,
Executive Vice President and Chief Financial Officer