Form 10-Q
period 2024-03-31
PATHWARD FINANCIAL, INC.
filed 2024-05-07
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
or
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at May 1, 2024:
Common Stock, $.01 par value	25,270,584	Shares
Nonvoting Common Stock, $.01 par value	0	Nonvoting shares

PATHWARD FINANCIAL, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	March 31, 2024	September 30, 2023
ASSETS	(Unaudited)	(Audited)
Cash and cash equivalents	$347,888	$375,580
Securities available for sale, at fair value	1,779,458	1,804,228
Securities held to maturity, at amortized cost (fair value $31,113 and $31,425, respectively)	34,682	36,591
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	25,844	28,210
Loans held for sale	25,946	77,779
Loans and leases	4,409,385	4,366,116
Allowance for credit losses	(80,777)	(49,705)
Accrued interest receivable	30,294	23,282
Premises, furniture, and equipment, net	37,266	39,160
Rental equipment, net	215,885	211,750
Goodwill and intangible assets	328,001	330,225
Other assets	283,245	292,327
Total assets	$7,437,117	$7,535,543

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$6,368,344	$6,589,182
Short-term borrowings	31,000	13,000
Long-term borrowings	33,373	33,873
Accrued expenses and other liabilities	264,938	248,863
Total liabilities	6,697,655	6,884,918

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued, none outstanding at March 31, 2024 and September 30, 2023, respectively	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 25,507,915 and 26,225,563 shares issued, 25,377,986 and 26,183,583 shares outstanding at March 31, 2024 and September 30, 2023, respectively	254	262
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at March 31, 2024 and September 30, 2023, respectively	—	—
Additional paid-in capital	634,415	628,500
Retained earnings	317,964	278,655
Accumulated other comprehensive loss	(206,570)	(255,443)
Treasury stock, at cost, 129,929 and 41,980 common shares at March 31, 2024 and September 30, 2023, respectively	(6,181)	(344)
Total equity attributable to parent	739,882	651,630
Noncontrolling interest	(420)	(1,005)
Total stockholders’ equity	739,462	650,625
Total liabilities and stockholders’ equity	$7,437,117	$7,535,543
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Interest and dividend income:
Loans and leases, including fees	$102,750	$83,879	$197,713	$152,275
Mortgage-backed securities	9,998	10,326	20,047	20,738
Other investments	14,013	10,482	24,899	16,734
	126,761	104,687	242,659	189,747
Interest expense:
Deposits	6,685	2,096	10,211	2,238
FHLB advances and other borrowings	1,775	1,186	4,111	2,047
	8,460	3,282	14,322	4,285

Net interest income	118,301	101,405	228,337	185,462

Provision for credit loss	26,052	36,763	35,942	46,539

Net interest income after provision for credit loss	92,249	64,642	192,395	138,923

Noninterest income:
Refund transfer product fees	28,942	30,205	29,364	30,882
Refund advance fee income	43,200	37,995	43,311	38,612
Card and deposit fees	35,344	42,087	66,094	79,805
Rental income	13,720	12,940	27,179	25,648
Gain on sale of trademarks	—	—	—	10,000
Gain (loss) on sale of other	1,695	(666)	4,535	(164)
Other income	6,044	4,477	11,223	8,032
Total noninterest income	128,945	127,038	181,706	192,815

Noninterest expense:
Compensation and benefits	54,073	47,547	100,725	90,564
Refund transfer product expense	7,366	7,863	7,558	7,968
Refund advance expense	1,846	1,603	1,876	1,630
Card processing	35,163	26,924	69,747	49,607
Occupancy and equipment expense	9,293	8,510	18,141	16,822
Operating lease equipment depreciation	10,424	14,719	20,847	24,347
Legal and consulting	6,141	4,921	11,033	14,380
Intangible amortization	1,240	1,435	2,224	2,693
Impairment expense	2,013	500	2,013	524
Other expense	12,872	13,114	25,541	23,660
Total noninterest expense	140,431	127,136	259,705	232,195

Income before income tax expense	80,763	64,544	114,396	99,543

Income tax expense	15,246	9,176	20,965	15,753

Net income before noncontrolling interest	65,517	55,368	93,431	83,790
Net income attributable to noncontrolling interest	249	597	506	1,177
Net income attributable to parent	$65,268	$54,771	$92,925	$82,613

Earnings per common share:
Basic	$2.56	$1.99	$3.61	$2.95
Diluted	$2.56	$1.99	$3.61	$2.95
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2024	2023	2024	2023
Net income before noncontrolling interest	$65,517	$55,368	$93,431	$83,790

Other comprehensive income (loss):
Change in net unrealized gain (loss) on debt securities	(23,414)	18,448	65,121	33,156
	(23,414)	18,448	65,121	33,156
Unrealized gain (loss) on currency translation	(579)	60	39	447
Deferred income tax effect	(5,856)	4,647	16,287	8,352
Total other comprehensive income (loss)	(18,137)	13,861	48,873	25,251
Total comprehensive income	47,380	69,229	142,304	109,041
Total comprehensive income attributable to noncontrolling interest	249	597	506	1,177
Comprehensive income attributable to parent	$47,131	$68,632	$141,798	$107,864
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Pathward Financial, Inc. Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
Three Months Ended March 31, 2024
Balance, December 31, 2023	$260	$629,737	$293,463	$(188,433)	$(5,235)	$729,792	$(510)	$729,282
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,267)	—	—	(1,267)	—	(1,267)
Issuance of common stock due to restricted stock	2	—	—	—	—	2	—	2
Repurchases of common stock	(8)	8	(39,500)	—	(946)	(40,446)	—	(40,446)
Stock compensation	—	4,670	—	—	—	4,670	—	4,670
Total other comprehensive loss	—	—	—	(18,137)	—	(18,137)	—	(18,137)
Net income	—	—	65,268	—	—	65,268	249	65,517
Net distribution to noncontrolling interest	—	—	—	—	—	—	(159)	(159)
Balance, March 31, 2024	$254	$634,415	$317,964	$(206,570)	$(6,181)	$739,882	$(420)	$739,462

Three Months Ended March 31, 2023
Balance, December 31, 2022	$282	$620,681	$246,891	$(201,690)	$(6,824)	$659,340	$(207)	$659,133
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,386)	—	—	(1,386)	—	(1,386)
Repurchases of common stock	(11)	11	(55,230)	—	(119)	(55,349)	—	(55,349)
Stock compensation	—	2,558	—	—	—	2,558	—	2,558
Total other comprehensive income	—	—	—	13,861	—	13,861	—	13,861
Net income	—	—	54,771	—	—	54,771	597	55,368
Net distribution to noncontrolling interest	—	—	—	—	—	—	(941)	(941)
Balance, March 31, 2023	$271	$623,250	$245,046	$(187,829)	$(6,943)	$673,795	$(551)	$673,244

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Pathward Financial, Inc. Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
Six Months Ended March 31, 2024
Balance, September 30, 2023	$262	$628,500	$278,655	$(255,443)	$(344)	$651,630	$(1,005)	$650,625
Cash dividends declared on common stock ($0.10 per share)	—	—	(2,566)	—	—	(2,566)	—	(2,566)
Issuance of common stock due to restricted stock	3	—	—	—	—	3	—	3
Repurchases of common stock	(11)	11	(50,527)	—	(5,837)	(56,364)	—	(56,364)
Stock compensation	—	5,904	—	—	—	5,904	—	5,904
Total other comprehensive income	—	—	—	48,873	—	48,873	—	48,873
Joint venture membership interest divestiture	—	—	(523)	—	—	(523)	—	(523)
Net income	—	—	92,925	—	—	92,925	506	93,431
Net investment by noncontrolling interest	—	—	—	—	—	—	79	79
Balance, March 31, 2024	$254	$634,415	$317,964	$(206,570)	$(6,181)	$739,882	$(420)	$739,462

Six Months Ended March 31, 2023
Balance, September 30, 2022	$288	$617,403	$245,394	$(213,080)	$(4,835)	$645,170	$(30)	$645,140
Cash dividends declared on common stock ($0.10 per share)	—	—	(2,788)	—	—	(2,788)	—	(2,788)
Issuance of common stock due to restricted stock	1	—	—	—	—	1	—	1
Repurchases of common stock	(18)	18	(80,173)	—	(2,108)	(82,281)	—	(82,281)
Stock compensation	—	5,829	—	—	—	5,829	—	5,829
Total other comprehensive income	—	—	—	25,251	—	25,251	—	25,251
Net income	—	—	82,613	—	—	82,613	1,177	83,790
Net distribution to noncontrolling interest	—	—	—	—	—	—	(1,698)	(1,698)
Balance, March 31, 2023	$271	$623,250	$245,046	$(187,829)	$(6,943)	$673,795	$(551)	$673,244
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
(Dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income before noncontrolling interest	$93,431	$83,790
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29,457	34,390
Provision for credit loss	35,942	46,539
Provision for deferred taxes	4,059	2,545
Originations of loans held for sale	(933,786)	(608,628)
Proceeds from sales of loans held for sale	968,998	604,363
Net change in loans held for sale	17,924	652
Net realized (gain) on loans held for sale	(1,370)	(110)
Net realized (gain) on trademarks	—	(10,000)
Net realized (gain) loss on other	(3,165)	272
Impairment on rental equipment	2,013	24
Net change in accrued interest receivable	(7,012)	(4,455)
Net change in other assets	(13,724)	14,050
Net change in accrued expenses and other liabilities	16,729	14,568
Stock compensation	5,904	5,829
Net cash provided by operating activities	215,400	183,829

Cash flows from investing activities:
Proceeds from maturities of and principal collected on securities available for sale	89,476	89,162
Proceeds from maturities of and principal collected on securities held to maturity	1,811	2,822
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(183,010)	(120,160)
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	185,377	119,586
Purchases of loans and leases	(163,091)	(187,834)
Net change in loans and leases	255,909	191,195
Purchases of premises, furniture, and equipment	(3,592)	(3,428)
Purchases of rental equipment	(173,005)	(238,999)
Proceeds from sales of rental equipment	4,951	6,736
Net change in rental equipment	188	(153)
Proceeds from sales of foreclosed real estate and repossessed assets	—	1
Proceeds from sale of trademarks	—	10,000
Proceeds from sale of other assets	4,091	—
Net cash provided by (used in) investing activities	19,105	(131,072)

Cash flows from financing activities:
Net change in deposits	(220,838)	36,659
Net change in short-term borrowings	18,000	43,000
Principal payments on other liabilities	(550)	—
Proceeds from other liabilities	—	(1,026)
Payment of debt issuance costs	—	(511)
Dividends paid on common stock	(2,566)	(2,788)
Issuance of common stock due to restricted stock	3	1
Repurchases of common stock	(56,364)	(82,281)
Investment by (distributions to) noncontrolling interest	79	(1,698)
Net cash (used in) financing activities	(262,236)	(8,644)

Effect of exchange rate changes on cash	39	447

Net change in cash and cash equivalents	(27,692)	44,560

Cash and cash equivalents at beginning of fiscal year	375,580	388,038
Cash and cash equivalents at end of fiscal period	$347,888	$432,598

	Six Months Ended March 31,
(Dollars in thousands)	2024	2023
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,608	$4,273
Income taxes	9,694	7,842
Franchise and other taxes	398	472
Supplemental schedule of non-cash investing activities:
Transfers
Loans and leases to rental equipment	2,538	1,449
Rental equipment to loan and leases	143,752	202,330
Recognition of operating lease ROU assets, net of measurements	654	—
Joint venture membership interest divestiture	523	—
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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three and six months ended March 31, 2024 are not necessarily indicative of the results expected for the fiscal year ending September 30, 2024.

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

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt Securities AFS
At March 31, 2024
Corporate securities	$25,000	$—	$(6,875)	$18,125
SBA securities	91,979	—	(7,182)	84,797
Obligations of states and political subdivisions	540	—	(33)	507
Non-bank qualified obligations of states and political subdivisions	258,421	14	(35,766)	222,669
Asset-backed securities	228,852	420	(5,858)	223,414
Mortgage-backed securities	1,448,649	12	(218,715)	1,229,946
Total debt securities AFS	$2,053,441	$446	$(274,429)	$1,779,458
At September 30, 2023
Corporate securities	$25,000	$—	$(6,750)	$18,250
SBA securities	95,549	—	(10,307)	85,242
Obligations of states and political subdivisions	2,368	—	(79)	2,289
Non-bank qualified obligations of states and political subdivisions	269,396	—	(42,673)	226,723
Asset-backed securities	255,384	234	(9,419)	246,199
Mortgage-backed securities	1,495,636	—	(270,111)	1,225,525
Total debt securities AFS	$2,143,333	$234	$(339,339)	$1,804,228

Debt Securities HTM
At March 31, 2024
Non-bank qualified obligations of states and political subdivisions	$32,602	$—	$(3,321)	$29,281
Mortgage-backed securities	2,080	—	(248)	1,832
Total debt securities HTM	$34,682	$—	$(3,569)	$31,113
At September 30, 2023
Non-bank qualified obligations of states and political subdivisions	$34,415	$—	$(4,844)	$29,571
Mortgage-backed securities	2,176	—	(322)	1,854
Total debt securities HTM	$36,591	$—	$(5,166)	$31,425

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in thousands)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Debt Securities AFS
At March 31, 2024
Corporate securities	$—	$—	$18,125	$(6,875)	$18,125	$(6,875)
SBA securities	22,894	(978)	61,903	(6,204)	84,797	(7,182)
Obligations of state and political subdivisions	—	—	506	(33)	506	(33)
Non-bank qualified obligations of states and political subdivisions	940	(20)	219,665	(35,746)	220,605	(35,766)
Asset-backed securities	—	—	103,409	(5,858)	103,409	(5,858)
Mortgage-backed securities	17,317	(371)	1,211,570	(218,344)	1,228,887	(218,715)
Total debt securities AFS	$41,151	$(1,369)	$1,615,178	$(273,060)	$1,656,329	$(274,429)
At September 30, 2023
Corporate securities	$—	$—	$18,250	$(6,750)	$18,250	$(6,750)
SBA securities	22,327	(1,919)	62,915	(8,388)	85,242	(10,307)
Obligations of state and political subdivisions	—	—	2,289	(79)	2,289	(79)
Non-bank qualified obligations of states and political subdivisions	5,010	(83)	221,714	(42,590)	226,723	(42,673)
Asset-backed securities	46,528	(224)	115,608	(9,195)	162,136	(9,419)
Mortgage-backed securities	18,311	(944)	1,207,214	(269,167)	1,225,525	(270,111)
Total debt securities AFS	$92,176	$(3,170)	$1,627,990	$(336,169)	$1,720,165	$(339,339)

Debt Securities HTM
At March 31, 2024
Non-bank qualified obligations of states and political subdivisions	$—	$—	$29,281	$(3,321)	$29,281	$(3,321)
Mortgage-backed securities	—	—	1,832	(248)	1,832	(248)
Total debt securities HTM	$—	$—	$31,113	$(3,569)	$31,113	$(3,569)
At September 30, 2023
Non-bank qualified obligations of states and political subdivisions	$—	$—	$29,571	$(4,844)	$29,571	$(4,844)
Mortgage-backed securities	—	—	1,854	(322)	1,854	(322)
Total debt securities HTM	$—	$—	$31,425	$(5166)	$31,425	$(5,166)

The decrease in the fair value of investment securities balances when comparing March 31, 2024 to September 30, 2023 was primarily driven by principal pay downs during the six months. At March 31, 2024, there were 194 securities AFS in an unrealized loss position. All of the mortgage-backed securities ("MBS") in an unrealized loss position at March 31, 2024 were government guaranteed or issued by a private label where the Company held a senior tranche. Management assessed each investment security with unrealized losses for credit loss and determined all unrealized losses on these securities were due to adverse market conditions and/or change in interest rates versus credit loss. As part of that assessment, management evaluated and concluded that it is more-likely-than-not that the Company will not be required and does not intend to sell any of the securities prior to recovery of the amortized cost. At March 31, 2024, there was no allowance for credit losses ("ACL") for debt securities AFS or debt securities HTM.

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

(Dollars in thousands)	At March 31, 2024		At September 30, 2023
Debt Securities AFS	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,188	$1,175	$5,023	$4,971
Due after one year through five years	19,591	18,249	11,175	10,292
Due after five years through ten years	73,455	63,343	79,139	66,428
Due after ten years	510,558	466,745	552,360	497,012
	604,792	549,512	647,697	578,703
Mortgage-backed securities	1,448,649	1,229,946	1,495,636	1,225,525
Total debt securities AFS	$2,053,441	$1,779,458	$2,143,333	$1,804,228

Debt Securities HTM
Due after ten years	$32,602	$29,281	$34,415	$29,571
	32,602	29,281	34,415	29,571
Mortgage-backed securities	2,080	1,832	2,176	1,854
Total debt securities HTM	$34,682	$31,113	$36,591	$31,425

Federal Reserve Bank ("FRB") Stock. The Bank is required by federal law to subscribe to capital stock (divided into shares of $100 each) as a member of the FRB of Minneapolis with an amount equal to six per centum of the paid-up capital stock and surplus. One-half of the subscription is paid at time of application, and one-half is subject to call of the Board of Governors of the Federal Reserve System. FRB of Minneapolis stock held by the Bank totaled $19.7 million at March 31, 2024 and September 30, 2023. These equity securities are 'restricted' in that they can only be owned by member banks.

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

The FHLB stock is carried at cost since it is generally redeemable at par value. The carrying value of the stock held at the FHLB was $6.2 million and $8.5 million at March 31, 2024 and at September 30, 2023, respectively.

These equity securities are ‘restricted’ in that they can only be sold back to the respective institution from which they were acquired or another member institution at par. Therefore, FRB and FHLB stocks are less liquid than other marketable equity securities, and the cost approximates fair value.

Equity Securities. The Company held $4.3 million and $3.4 million in marketable equity securities within other assets on the Condensed Consolidated Statements of Financial Condition at March 31, 2024 and September 30, 2023, respectively. The Company recognized no unrealized gains on marketable equity securities during the six months ended March 31, 2024 and 2023. No such securities were sold during the six months ended March 31, 2024.

Non-marketable equity securities with a readily determinable fair value totaled $10.0 million and $8.4 million at March 31, 2024 and September 30, 2023, respectively. These securities are held within other assets on the Condensed Consolidated Statements of Financial Condition. The Company recognized $0.4 million in unrealized gains and $0.1 million in unrealized losses during the six months ended March 31, 2024 and 2023, respectively. No such securities were sold during the six months ended March 31, 2024.

Non-marketable equity securities without readily determinable fair value totaled $14.8 million and $16.2 million at March 31, 2024 and September 30, 2023, respectively. There was one such security sold during the six months ended March 31, 2024 for a $2.5 million gain which is included in gain on sale of other on the Condensed Consolidated Statements of Operations.

Equity Securities Impairment. The Company evaluates impairment for investments held at cost on at least an annual basis based on the ultimate recoverability of the par value. All other equity investments, including those under the equity method, are reviewed for other-than-temporary impairment on at least a quarterly basis. The Company recognized no and $0.5 million impairment for such investments for the six months ended March 31, 2024 and 2023, respectively.

NOTE 4. LOANS AND LEASES, NET

Loans and leases consist of the following:

(Dollars in thousands)	March 31, 2024	September 30, 2023
Term lending	$1,489,054	$1,308,133
Asset-based lending	429,556	382,371
Factoring	336,442	358,344
Lease financing	168,616	183,392
Insurance premium finance	522,904	800,077
SBA/USDA	560,433	524,750
Other commercial finance	149,056	166,091
Commercial finance	3,656,061	3,723,158
Consumer finance	267,031	254,416
Tax services	84,502	5,192
Warehouse finance	394,814	376,915
Total loans and leases	4,402,408	4,359,681
Net deferred loan origination costs	6,977	6,435
Total gross loans and leases	4,409,385	4,366,116
Allowance for credit losses	(80,777)	(49,705)
Total loans and leases, net	$4,328,608	$4,316,411

During the six months ended March 31, 2024 and 2023, the Company originated $933.8 million and $608.6 million of commercial finance and consumer finance as held for sale, respectively.

The Company sold held for sale loans resulting in proceeds of $969.0 million and a $1.4 million gain on sale during the six months ended March 31, 2024. The Company sold held for sale loans resulting in proceeds of $604.4 million and gain on sale of $0.1 million during the six months ended March 31, 2023.

Loans purchased and sold by portfolio segment, including participation interests, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2024	2023	2024	2023
Loans Purchased
Loans held for investment:
Warehouse finance	$73,701	$120,185	$163,091	$187,834
Total purchases	$73,701	$120,185	$163,091	$187,834
Loans Sold
Loans held for sale:
Commercial finance	$21,173	$294	$25,045	$1,149
Consumer finance	321,489	201,199	943,953	603,214
Total sales	$342,662	$201,493	$968,998	$604,363

Leasing Portfolio. The net investment in direct financing and sales-type leases was comprised of the following:

(Dollars in thousands)	March 31, 2024	September 30, 2023
Minimum lease payments receivable	$177,498	$191,807
Unguaranteed residual assets	12,171	12,709
Unamortized initial direct costs	82	141
Unearned income	(21,053)	(21,124)
Total net investment in direct financing and sales-type leases	$168,698	$183,533

The components of total lease income were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2024	2023	2024	2023
Interest income - loans and leases
Interest income on net investments in direct financing and sales-type leases	$2,853	$2,819	$5,961	$5,962

Leasing and equipment finance noninterest income
Lease income from operating lease payments	13,605	12,843	26,860	25,397
Other(1)	869	(356)	1,593	346
Total leasing and equipment finance noninterest income	14,474	12,487	28,453	25,743
Total lease income	$17,327	$15,306	$34,414	$31,705
(1) Other leasing and equipment finance noninterest income consists of gains (losses) on sales of leased equipment, fees and service charges on leases and gains (losses) on sales of leases.

Undiscounted future minimum lease payments receivable for direct financing and sales-type leases, and a reconciliation to the carrying amount recorded at March 31, 2024 were as follows:

(Dollars in thousands)
Remaining in 2024	$36,927
2025	53,952
2026	34,868
2027	21,176
2028	16,575
Thereafter	14,000
Total undiscounted future minimum lease payments receivable for direct financing and sales-type leases	177,498
Third-party residual value guarantees	—
Total carrying amount of direct financing and sales-type leases	$177,498

The Company did not record any contingent rental income from direct financing and sales-type leases in the six months ended March 31, 2024.

A number of factors affected the economic environment in 2023 including geopolitical conflict, supply chain disruptions, inflation, rising interest rates, and bank failures brought on by, among other things, rising interest rates, deposit outflows and liquidity crises. While the ultimate impact of these factors, some of which continue to impact the economic environment in 2024, on the Company's loan and lease portfolio remains difficult to predict, management continues to evaluate the loan and lease portfolio in order to assess the impact on repayment sources and underlying collateral that could result in additional losses and the impact to our customers and businesses as a result of these factors impacting the economy and will refine its estimate as developments occur and more information becomes available.

Activity in the allowance for credit losses and balances of loans and leases by portfolio segment was as follows:

	Three Months Ended March 31, 2024
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$27,013	$6,303	$(5,176)	$487	$28,627
Asset-based lending	1,370	(254)	—	99	1,215
Factoring	7,433	(623)	(12)	16	6,814
Lease financing	4,008	(2,547)	28	62	1,551
Insurance premium finance	2,123	(532)	(295)	113	1,409
SBA/USDA	3,289	(347)	—	—	2,942
Other commercial finance	3,312	(1,592)	—	—	1,720
Commercial finance	48,548	408	(5,455)	777	44,278
Consumer finance	4,380	231	(37)	2	4,576
Tax services	507	25,221	—	5,800	31,528
Warehouse finance	350	45	—	—	395
Total loans and leases	53,785	25,905	(5,492)	6,579	80,777
Unfunded commitments(1)	596	147	—	—	743
Total	$54,381	$26,052	$(5,492)	$6,579	$81,520
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.

	Three Months Ended March 31, 2023
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$26,752	$3,974	$(2,705)	$394	$28,415
Asset-based lending	3,903	51	(2,873)	—	1,081
Factoring	5,674	(40)	(62)	16	5,588
Lease financing	5,238	(183)	(607)	101	4,549
Insurance premium finance	1,261	155	(224)	71	1,263
SBA/USDA	2,632	2	—	6	2,640
Other commercial finance	3,356	976	—	—	4,332
Commercial finance	48,816	4,935	(6,471)	588	47,868
Consumer finance	2,887	232	(154)	—	2,965
Tax services	609	31,422	—	1,063	33,094
Warehouse finance	280	97	—	—	377
Total loans and leases	52,592	36,686	(6,625)	1,651	84,304
Unfunded commitments(1)	279	77	—	—	356
Total	$52,871	$36,763	$(6,625)	$1,651	$84,660
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.

	Six Months Ended March 31, 2024
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$25,686	$12,125	$(10,297)	$1,113	$28,627
Asset-based lending	2,738	(1,764)	—	241	1,215
Factoring	6,566	128	(35)	155	6,814
Lease financing	3,302	(1,781)	(125)	155	1,551
Insurance premium finance	2,637	(771)	(660)	203	1,409
SBA/USDA	2,962	(20)	—	—	2,942
Other commercial finance	3,089	(1,369)	—	—	1,720
Commercial finance	46,980	6,548	(11,117)	1,867	44,278
Consumer finance	2,346	2,328	(100)	2	4,576
Tax services	2	26,577	(1,145)	6,094	31,528
Warehouse finance	377	18	—	—	395
Total loans and leases	49,705	35,471	(12,362)	7,963	80,777
Unfunded commitments(1)	272	471	—	—	743
Total	$49,977	$35,942	$(12,362)	$7,963	$81,520
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.

	Six Months Ended March 31, 2023
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$24,621	$7,645	$(4,522)	$671	$28,415
Asset-based lending	1,050	2,904	(2,873)	—	1,081
Factoring	6,556	(804)	(183)	19	5,588
Lease financing	5,902	(621)	(1,013)	281	4,549
Insurance premium finance	1,450	108	(409)	114	1,263
SBA/USDA	3,263	(649)	—	26	2,640
Other commercial finance	1,310	3,022	—	—	4,332
Commercial finance	44,152	11,605	(9,000)	1,111	47,868
Consumer finance	1,463	1,835	(333)	—	2,965
Tax services	5	33,059	(1,731)	1,761	33,094
Warehouse finance	327	50	—	—	377
Total loans and leases	45,947	46,549	(11,064)	2,872	84,304
Unfunded commitments(1)	366	(10)	—	—	356
Total	$46,313	$46,539	$(11,064)	$2,872	$84,660
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.

Information on loans and leases that are deemed to be collateral dependent and are evaluated individually for the ACL was as follows:

(Dollars in thousands)	At March 31, 2024	At September 30, 2023
Term lending	$7,100	$3,516
Asset-based lending	1,213	19,226
Factoring	5,103	1,133
Lease financing	647	630
SBA/USDA	1,748	750
Commercial finance(1)	15,811	25,255
Total	$15,811	$25,255
(1) For Commercial Finance, collateral dependent financial assets have collateral in the form of cash, equipment, or other business assets.

Management has identified certain structured finance credits for alternative energy projects in which a substantial cash collateral account has been established to mitigate credit risk. Due to the nature of the transactions and significant cash collateral positions, these credits are evaluated individually. The balance of these pass rated cash collateral loans totaled $119.1 million and $117.0 million at March 31, 2024 and at September 30, 2023, respectively.

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

The Company has various portfolios of consumer finance and tax services loans that present unique risks that are statistically managed. Due to the unique risks associated with these portfolios, the Company monitors other credit quality indicators in its evaluation of the appropriateness of the ACL on these portfolios, and as such, these loans are not included in the asset classification table below. The outstanding balances of consumer finance loans and tax services loans were $267.0 million and $84.5 million at March 31, 2024, respectively, and $254.4 million and $5.2 million at September 30, 2023, respectively. The amortized cost basis of loans and leases by asset classification and year of origination was as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At March 31, 2024	2024	2023	2022	2021	2020	Prior
Term lending
Pass	$308,787	$492,087	$125,586	$97,696	$54,397	$48,457	$—	$1,127,010
Watch	66,389	42,282	46,196	24,715	3,456	1,549	—	184,587
Special mention	920	14,887	7,222	19,254	10,145	114	—	52,542
Substandard	9,546	35,689	23,732	21,362	22,623	4,730	—	117,682
Doubtful	—	601	3,135	1,657	534	1,306	—	7,233
Total	385,642	585,546	205,871	164,684	91,155	56,156	—	1,489,054
Current period charge-offs	—	1,336	5,063	2,314	1,351	233	—	10,297
Asset-based lending
Pass	—	—	—	—	—	—	229,053	229,053
Watch	—	—	—	—	—	—	176,233	176,233
Special mention	—	—	—	—	—	—	21,530	21,530
Substandard	—	—	—	—	—	—	2,740	2,740
Total	—	—	—	—	—	—	429,556	429,556
Current period charge-offs	—	—	—	—	—	—	—	—
Factoring
Pass	—	—	—	—	—	—	272,222	272,222
Watch	—	—	—	—	—	—	38,237	38,237
Special mention	—	—	—	—	—	—	7,459	7,459
Substandard	—	—	—	—	—	—	16,970	16,970
Doubtful	—	—	—	—	—	—	1,554	1,554
Total	—	—	—	—	—	—	336,442	336,442
Current period charge-offs	—	—	—	—	—	—	35	35
Lease financing
Pass	29,214	57,899	11,949	10,795	17,486	2,851	—	130,194
Watch	1,210	164	9,047	9,295	2,019	398	—	22,133
Special mention	—	278	—	—	1,026	45	—	1,349
Substandard	52	6,013	1,165	3,506	2,291	1,612	—	14,639
Doubtful	—	—	—	58	—	243	—	301
Total	30,476	64,354	22,161	23,654	22,822	5,149	—	168,616
Current period charge-offs	—	—	—	58	67	—	—	125

Insurance premium finance
Pass	380,580	141,340	56	—	—	—	—	521,976
Watch	90	254	—	—	—	—	—	344
Special mention	30	270	—	—	—	—	—	300
Substandard	5	152	—	—	—	—	—	157
Doubtful	—	127	—	—	—	—	—	127
Total	380,705	142,143	56	—	—	—	—	522,904
Current period charge-offs	—	487	173	—	—	—	—	660
SBA/USDA
Pass	34,482	184,511	182,889	25,243	25,614	40,539	—	493,278
Watch	—	12,241	55	1,111	6,592	3,077	—	23,076
Special mention	—	—	1,325	—	2,783	369	—	4,477
Substandard	—	10,144	11,173	1,295	5,217	11,694	—	39,523
Doubtful	—	—	79	—	—	—	—	79
Total	34,482	206,896	195,521	27,649	40,206	55,679	—	560,433
Current period charge-offs	—	—	—	—	—	—	—	—
Other commercial finance
Pass	—	2,270	10,532	32,600	1,079	73,678	—	120,159
Watch	—	2,500	—	—	—	—	—	2,500
Substandard	—	2,681	44	23,672	—	—	—	26,397
Total	—	7,451	10,576	56,272	1,079	73,678	—	149,056
Current period charge-offs	—	—	—	—	—	—	—	—
Warehouse finance
Pass	—	—	—	—	—	—	394,814	394,814
Total	—	—	—	—	—	—	394,814	394,814
Current period charge-offs	—	—	—	—	—	—	—	—
Total loans and leases
Pass	753,063	878,107	331,012	166,334	98,576	165,525	896,089	3,288,706
Watch	67,689	57,441	55,298	35,121	12,067	5,024	214,470	447,110
Special mention	950	15,435	8,547	19,254	13,954	528	28,989	87,657
Substandard	9,603	54,679	36,114	49,835	30,131	18,036	19,710	218,108
Doubtful	—	728	3,214	1,715	534	1,549	1,554	9,294
Total	$831,305	$1,006,390	$434,185	$272,259	$155,262	$190,662	$1,160,812	$4,050,875
Current period charge-offs	$—	$1,823	$5,236	$2,372	$1,418	$233	$35	$11,117

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At September 30, 2023	2023	2022	2021	2020	2019	Prior
Term lending
Pass	$539,448	$149,190	$99,677	$73,132	$14,368	$85,812	$—	$961,627
Watch	53,481	51,036	58,041	12,230	4,483	727	—	179,998
Special mention	26,539	13,853	20,463	723	2,932	75	—	64,585
Substandard	20,437	30,451	14,729	24,613	3,872	764	—	94,866
Doubtful	200	2,655	1,691	1,121	165	1,225	—	7,057
Total	640,105	247,185	194,601	111,819	25,820	88,603	—	1,308,133
Asset-based lending
Pass	—	—	—	—	—	—	161,744	161,744
Watch	—	—	—	—	—	—	174,243	174,243
Special mention	—	—	—	—	—	—	26,382	26,382
Substandard	—	—	—	—	—	—	19,501	19,501
Doubtful	—	—	—	—	—	—	501	501
Total	—	—	—	—	—	—	382,371	382,371
Factoring
Pass	—	—	—	—	—	—	270,754	270,754
Watch	—	—	—	—	—	—	70,833	70,833

Special mention	—	—	—	—	—	—	8,892	8,892
Substandard	—	—	—	—	—	—	7,865	7,865
Total	—	—	—	—	—	—	358,344	358,344
Lease financing
Pass	57,123	15,941	15,167	27,489	4,036	1,281	—	121,037
Watch	793	10,436	12,566	4,494	1,579	55	—	29,923
Special mention	—	—	847	415	195	—	—	1,457
Substandard	14,890	1,983	7,082	3,660	3,062	33	—	30,710
Doubtful	—	—	71	61	—	133	—	265
Total	72,806	28,360	35,733	36,119	8,872	1,502	—	183,392
Insurance premium finance
Pass	797,267	1,210	—	—	—	—	—	798,477
Watch	858	34	—	—	—	—	—	892
Special mention	250	15	—	—	—	—	—	265
Substandard	91	20	—	—	—	—	—	111
Doubtful	180	152	—	—	—	—	—	332
Total	798,646	1,431	—	—	—	—	—	800,077
SBA/USDA
Pass	158,675	148,525	26,244	36,274	8,798	18,252	—	396,768
Watch	49,010	48,833	658	51	357	2,572	—	101,481
Special mention	—	—	530	—	—	—	—	530
Substandard	252	2,356	1,718	5,418	8,509	7,718	—	25,971
Total	207,937	199,714	29,150	41,743	17,664	28,542	—	524,750
Other commercial finance
Pass	2,330	18,927	32,737	1,137	10,122	69,927	—	135,180
Watch	1,742	—	—	—	—	—	—	1,742
Substandard	2,753	450	25,708	—	—	258	—	29,169
Total	6,825	19,377	58,445	1,137	10,122	70,185	—	166,091
Warehouse finance
Pass	—	—	—	—	—	—	376,915	376,915
Total	—	—	—	—	—	—	376,915	376,915
Total loans and leases
Pass	1,554,843	333,793	173,825	138,032	37,324	175,272	809,413	3,222,502
Watch	105,884	110,339	71,265	16,775	6,419	3,354	245,076	559,112
Special mention	26,789	13,868	21,840	1,138	3,127	75	35,274	102,111
Substandard	38,423	35,260	49,237	33,691	15,443	8,773	27,366	208,193
Doubtful	380	2,807	1,762	1,182	165	1,358	501	8,155
Total	$1,726,319	$496,067	$317,929	$190,818	$62,478	$188,832	$1,117,630	$4,100,073

Past due loans and leases were as follows:

	At March 31, 2024
	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Nonaccrual Balance	Total
Loans held for sale	$323	$546	$843	$1,712	$24,234	$25,946	$843	$—	$843

Term lending	31,580	20,883	10,397	62,860	1,426,194	1,489,054	890	18,960	19,850
Asset-based lending	—	—	—	—	429,556	429,556	—	—	—
Factoring	—	—	—	—	336,442	336,442	—	4,580	4,580
Lease financing	2,655	171	1,526	4,352	164,264	168,616	752	1,605	2,357
Insurance premium finance	2,211	592	1,037	3,840	519,064	522,904	1,037	—	1,037
SBA/USDA	36	2,340	2,636	5,012	555,421	560,433	—	2,636	2,636
Other commercial finance	—	—	—	—	149,056	149,056	—	—	—
Commercial finance	36,482	23,986	15,596	76,064	3,579,997	3,656,061	2,679	27,781	30,460
Consumer finance	4,293	3,001	3,093	10,387	256,644	267,031	3,093	—	3,093
Tax services	1,123	—	—	1,123	83,379	84,502	—	—	—
Warehouse finance	—	—	—	—	394,814	394,814	—	—	—
Total loans and leases held for investment	41,898	26,987	18,689	87,574	4,314,834	4,402,408	5,772	27,781	33,553
Total loans and leases	$42,221	$27,533	$19,532	$89,286	$4,339,068	$4,428,354	$6,615	$27,781	$34,396

	At September 30, 2023
	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Nonaccrual Balance	Total
Loans held for sale	$626	$549	$306	$1,481	$76,298	$77,779	$306	$—	$306

Term lending	13,898	7,723	11,136	32,757	1,275,376	1,308,133	3,737	15,324	19,061
Asset-based lending	—	—	123	123	382,248	382,371	—	18,082	18,082
Factoring	—	—	—	—	358,344	358,344	—	1,298	1,298
Lease financing	6,865	158	4,828	11,851	171,541	183,392	4,242	1,666	5,908
Insurance premium finance	2,159	1,262	2,339	5,760	794,317	800,077	2,339	—	2,339
SBA/USDA	512	—	1,835	2,347	522,403	524,750	833	1,002	1,835
Other commercial finance	—	—	91	91	166,000	166,091	91	—	91
Commercial finance	23,434	9,143	20,352	52,929	3,670,229	3,723,158	11,242	37,372	48,614
Consumer finance	2,992	2,425	2,210	7,627	246,789	254,416	2,210	—	2,210
Tax services	—	—	5,082	5,082	110	5,192	5,082	—	5,082
Warehouse finance	—	—	—	—	376,915	376,915	—	—	—
Total loans and leases held for investment	26,426	11,568	27,644	65,638	4,294,043	4,359,681	18,534	37,372	55,906
Total loans and leases	$27,052	$12,117	$27,950	$67,119	$4,370,341	$4,437,460	$18,840	$37,372	$56,212

Nonaccrual loans and leases by year of origination were as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
At March 31, 2024	2024	2023	2022	2021	2020	Prior
Term lending	$1,121	$2,683	$7,414	$2,222	$1,446	$4,074	$—	$18,960	$—
Factoring	—	—	—	—	—	—	4,580	4,580	—
Lease financing	—	—	95	540	695	275	—	1,605	539
SBA/USDA	—	1,307	79	—	1,005	245	—	2,636	750
Commercial finance	1,121	3,990	7,588	2,762	3,146	4,594	4,580	27,781	1,289
Total nonaccrual loans and leases	$1,121	$3,990	$7,588	$2,762	$3,146	$4,594	$4,580	$27,781	$1,289

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
At September 30, 2023	2023	2022	2021	2020	2019	Prior
Term lending	$865	$4,942	$2,933	$2,165	$3,134	$1,285	$—	$15,324	$—
Asset-based lending	—	—	—	—	—	—	18,082	18,082	—
Factoring	—	—	—	—	—	—	1,298	1,298	—
Lease financing	—	—	446	660	—	560	—	1,666	1
SBA/USDA	—	750	—	—	—	252	—	1,002	—
Commercial finance	865	5,692	3,379	2,825	3,134	2,097	19,380	37,372	1
Total nonaccrual loans and leases	$865	$5,692	$3,379	$2,825	$3,134	$2,097	$19,380	$37,372	$1

Loans and leases that are 90 days or more delinquent and accruing by year of origination were as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At March 31, 2024	2024	2023	2022	2021	2020	Prior
Loans held for sale	$—	$843	$—	$—	$—	$—	$—	$843
Term lending	—	185	58	393	254	—	—	890
Lease financing	354	121	—	—	2	275	—	752
Insurance premium finance	198	839	—	—	—	—	—	1,037
Commercial finance	552	1,145	58	393	256	275	—	2,679
Consumer finance	309	1,969	658	157	—	—	—	3,093
Total loans and leases held for investment	861	3,114	716	550	256	275	—	5,772
Total 90 days or more delinquent and accruing	$861	$3,957	$716	$550	$256	$275	$—	$6,615

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At September 30, 2023	2023	2022	2021	2020	2019	Prior
Loans held for sale	$306	$—	$—	$—	$—	$—	$—	$306
Term lending	1,604	1,371	500	233	29	—	—	3,737
Lease financing	151	490	979	784	1,794	44	—	4,242
Insurance premium finance	—	414	114	—	334	1,477	—	2,339
SBA/USDA	—	—	—	833	—	—	—	833
Other commercial finance	—	—	—	—	—	91	—	91
Commercial finance	1,755	2,275	1,593	1,850	2,157	1,612	—	11,242
Consumer finance	891	1,045	246	—	—	—	28	2,210
Tax services	5,082	—	—	—	—	—	—	5,082
Total loans and leases held for investment	7,728	3,320	1,839	1,850	2,157	1,612	28	18,534
Total 90 days or more delinquent and accruing	$8,034	$3,320	$1,839	$1,850	$2,157	$1,612	$28	$18,840

Certain loans and leases 90 days or more past due as to interest or principal continue to accrue because they are (1) well-secured and in the process of collection or (2) consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due.

The following table provides the average recorded investment in nonaccrual loans and leases:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2024	2023	2024	2023
Term lending	$18,999	$9,758	$18,209	$9,277
Asset-based lending	82	5,292	4,896	4,782
Factoring	5,745	523	3,463	615
Lease financing	1,639	3,627	1,631	3,625
SBA/USDA	2,329	1,379	1,908	1,400
Commercial finance	28,794	20,579	30,107	19,699
Total loans and leases	$28,794	$20,579	$30,107	$19,699

The recognized interest income on the Company's nonaccrual loans and leases for the three and six months ended March 31, 2024 and 2023 was not significant.

Effective October 1, 2023, the Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures on a prospective basis. Financial information at and for the three and six months ended March 31, 2024 is reflected as such. The historical information disclosed is in accordance with Subtopic ASC 310-40, Receivables – Troubled Debt Restructurings by Creditors.

Modifications made to borrowers experiencing financial difficulty during the three and six months ended March 31, 2024 were $1.6 million in the commercial finance loan portfolio.

No loans were modified in a TDR during the three and six months ended March 31, 2023. The Company had an immaterial amount and $0.1 million of commercial finance loans that were modified within the previous 12 months experience a payment default during the three and six months ended March 31, 2023, respectively. TDR net charge-offs and the impact of TDRs on the Company's allowance for credit losses were insignificant during the six months ended March 31, 2023.

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

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted earnings per share is presented below.

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Basic income per common share:
Net income attributable to Pathward Financial, Inc.	$65,268	$54,771	$92,925	$82,613
Dividends and undistributed earnings allocated to participating securities	(524)	(841)	(744)	(1,231)
Basic net earnings available to common stockholders	64,744	53,930	92,181	81,382
Undistributed earnings allocated to nonvested restricted stockholders	514	820	724	1,190
Reallocation of undistributed earnings to nonvested restricted stockholders	(514)	(818)	(724)	(1,187)
Diluted net earnings available to common stockholders	$64,744	$53,932	$92,181	$81,385

Total weighted-average basic common shares outstanding	25,281,743	27,078,048	25,529,186	27,555,197
Effect of dilutive securities(1)
Performance share units	29,401	91,521	26,470	77,540
Total effect of dilutive securities	29,401	91,521	26,470	77,540
Total weighted-average diluted common shares outstanding	25,311,144	27,169,569	25,555,656	27,632,737

Net earnings per common share:
Basic earnings per common share	$2.56	$1.99	$3.61	$2.95
Diluted earnings per common share(2)	$2.56	$1.99	$3.61	$2.95
(1) Represents the effect of the assumed exercise of stock options and vesting of performance share units and restricted stock, as applicable, utilizing the treasury stock method.
(2) Excluded from the computation of diluted earnings per share for the three months ended March 31, 2024 and 2023, respectively, were 204,877 and 422,461 weighted average shares of nonvested restricted stock because their inclusion would be anti-dilutive. Excluded from the computation of diluted earnings per share for the six months ended March 31, 2024 and 2023, respectively, were 206,060 and 417,012 weighted average shares of nonvested restricted stock because their inclusion would be anti-dilutive.

NOTE 6. RENTAL EQUIPMENT, NET

Rental equipment consists of the following:

(Dollars in thousands)	March 31, 2024	September 30, 2023
Computers and IT networking equipment	$24,435	$25,094
Motor vehicles and other	135,158	122,845
Other furniture and equipment	37,086	37,637
Solar panels and equipment	134,917	142,355
Total	331,596	327,931

Accumulated depreciation	(116,864)	(117,418)
Unamortized initial direct costs	1,153	1,237
Net book value	$215,885	$211,750

Future minimum lease payments expected to be received for operating leases at March 31, 2024 were as follows:

(Dollars in thousands)
Remaining in 2024	$22,318
2025	39,532
2026	29,630
2027	21,494
2028	12,248
Thereafter	11,693
Total	$136,915

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

The Company held a total of $309.5 million of goodwill at March 31, 2024. The recorded goodwill is a result of multiple business combinations that occurred from 2015 to 2018. There have been no changes to the carrying amount of goodwill during the six months ended March 31, 2024.

The changes in the carrying amount of the Company’s intangible assets were as follows:

(Dollars in thousands)	Trademark(1)	Non-Compete	Customer Relationships(2)	All Others(3)	Total
At September 30, 2023	$7,477	$—	$9,110	$4,133	$20,720
Amortization during the period	(527)	—	(1,431)	(266)	(2,224)
At March 31, 2024	$6,950	$—	$7,679	$3,867	$18,496

Gross carrying amount	$13,774	$301	$77,578	$7,798	$99,451
Accumulated amortization	(6,824)	(301)	(58,981)	(3,712)	(69,818)
Accumulated impairment	—	—	(10,918)	(219)	(11,137)
At March 31, 2024	$6,950	$—	$7,679	$3,867	$18,496

At September 30, 2022	$8,605	$—	$12,395	$4,691	$25,691
Amortization during the period	(609)	—	(1,819)	(265)	(2,693)
At March 31, 2023	$7,996	$—	$10,576	$4,426	$22,998

Gross carrying amount	$14,624	$2,481	$82,088	$9,940	$109,133
Accumulated amortization	(6,628)	(2,481)	(60,594)	(5,296)	(74,999)
Accumulated impairment	—	—	(10,918)	(218)	(11,136)
At March 31, 2023	$7,996	$—	$10,576	$4,426	$22,998
(1) Book amortization period of 5-15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 10-30 years. Amortized using the accelerated method.
(3) Book amortization period of 3-20 years. Amortized using the straight line method.

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in the remaining six months of fiscal 2024 and subsequent fiscal years at March 31, 2024 was as follows:

(Dollars in thousands)
Remaining in 2024	$1,904
2025	3,563
2026	3,217
2027	2,571
2028	2,261
Thereafter	4,980
Total anticipated intangible amortization	$18,496

There were no impairments to intangible assets during the six months ended March 31, 2024 and 2023. Intangible impairment expense is recorded within the impairment expense line of the Condensed Consolidated Statements of Operations.

NOTE 8. OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease right-of-use ("ROU") assets, included in other assets, were $26.0 million and $26.9 million at March 31, 2024 and September 30, 2023, respectively.

Operating lease liabilities, included in accrued expenses and other liabilities, were $27.8 million and $28.8 million at March 31, 2024 and September 30, 2023, respectively.

Undiscounted future minimum operating lease payments and a reconciliation to the amount recorded as operating lease liabilities at March 31, 2024 were as follows:

(Dollars in thousands)
Remaining in 2024	$2,132
2025	3,985
2026	3,435
2027	3,152
2028	3,095
Thereafter	15,545
Total undiscounted future minimum lease payments	31,344
Discount	(3,526)
Total operating lease liabilities	$27,818

The weighted-average discount rate and remaining lease term for operating leases were as follows:

	March 31, 2024	September 30, 2023
Weighted-average discount rate	2.44%	2.38%
Weighted-average remaining lease term (years)	9.11	9.66

The components of total lease costs for operating leases were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2024	2023	2024	2023
Lease expense	$992	$982	$2,017	$1,996
Short-term and variable lease cost	30	42	23	84
Sublease income	(269)	(339)	(639)	(672)
Total lease cost for operating leases	$753	$685	$1,401	$1,408

NOTE 9. STOCKHOLDERS' EQUITY

Repurchase of Common Stock. The Company's Board of Directors authorized the September 3, 2021 share repurchase program to repurchase up to 6,000,000 shares of the Company's outstanding common stock. This authorization is effective from September 3, 2021 through September 30, 2024. On August 25, 2023, the Company's Board of Directors announced a share repurchase program to repurchase up to an additional 7,000,000 shares of the Company's outstanding common stock on or before September 30, 2028. During the six months ended March 31, 2024 and 2023, the Company repurchased 996,773 and 1,826,694 shares, respectively, as part of the share repurchase programs.

Under the repurchase programs, repurchased shares were retired and designated as authorized but unissued shares. The Company accounts for repurchased shares using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. As of March 31, 2024, 7,669,663 shares of common stock remained available for repurchase.

For the six months ended March 31, 2024 and 2023, the Company also repurchased 122,452 and 59,626 shares, or $5.8 million and $2.1 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Retirement of Treasury Stock. The Company accounts for the retirement of repurchased shares, including treasury stock, using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. The Company retired no shares of common stock held in treasury during the six months ended March 31, 2024 and 2023.

NOTE 10. STOCK COMPENSATION

On February 27, 2024, the shareholders of the Company voted to approve the Pathward Financial, Inc. 2023 Omnibus Incentive Plan (the "Plan"). The Plan permits the granting of various types of awards including but not limited to nonvested (restricted) shares and performance share units ("PSUs") to certain officers and directors of the Company. Awards may be granted by the Compensation Committee of the Board of Directors based on the performance of the award recipients or other relevant factors.

Shares have previously been granted each year to executives and senior leadership members under the applicable Company incentive plan. These shares vest at various times ranging from immediately to three years based on circumstances at time of grant. The fair value is determined based on the fair market value of the Company’s stock on the grant date. Director shares are issued to the Company’s directors, and these shares have historically vested from immediate to up to one year from the grant date.

The Company also grants selected executives PSU awards. The vesting of these awards is contingent on meeting company-wide performance goals, including earnings per share. PSUs are generally granted at the market value of the underlying share on the date of grant, adjusted for dividends, as performance share units do not participate in dividends. The awards contingently vest over a period of three years and have payout levels ranging from a threshold of 50% to a maximum of 200%. Upon vesting, each performance share unit earned is converted into one share of common stock.

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

The following tables show the activity of share awards (including shares of restricted stock subject to vesting, fully-vested restricted stock, and PSUs) granted, exercised or forfeited under all of the Company's incentive plans during the six months ended March 31, 2024.

	Number of Shares	Weighted Average Fair Value at Grant
Nonvested shares outstanding, September 30, 2023	370,151	$35.87
Granted	177,317	49.53
Vested	(277,447)	39.33
Forfeited or expired	(6,428)	41.84
Nonvested shares outstanding, March 31, 2024	263,593	$41.27
	Number of Units(1)	Weighted Average Fair Value at Grant
Performance share units outstanding, September 30, 2023	155,804	$41.20
Granted	52,125	50.15
Vested	(60,984)	55.47
Forfeited or expired	—	—
Performance share units outstanding, March 31, 2024	146,945	$47.35
(1) The activity in this table includes 60,984 shares related to the fiscal year 2021 performance share units, which are included in this table under the assumption of a target performance achievement. The final performance was assessed after September 30, 2023, resulted in an achievement greater than target, and an additional 47,252 shares were allocated to the participants in the plan.

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

At March 31, 2024, stock-based compensation expense not yet recognized in income totaled $10.5 million, which is expected to be recognized over a weighted average remaining period of 1.61 years.

NOTE 11. INCOME TAXES

The Company recorded an income tax expense of $21.0 million for the six months ended March 31, 2024, resulting in an effective tax rate of 18.33%, compared to an income tax expense of $15.8 million, or an effective tax rate of 15.83%, for the six months ended March 31, 2023. The Company’s effective tax rate was lower than the U.S. statutory rate of 21% primarily because of the effect of investment tax credits during fiscal year 2024. The Company's effective tax rate in the future will depend in part on actual investment tax credits generated from qualified renewable energy property.

The table below compares the income tax expense components for the periods presented.

	Six Months Ended March 31,
(Dollars in thousands)	2024	2023
Provision at statutory rate	$23,917	$20,657
Tax-exempt income	(341)	(398)
State income taxes	4,550	4,285
Interim period effective rate adjustment	4,581	(483)
Tax credit investments, net - federal	(11,363)	(7,916)
Research tax credit	—	(805)
IRC 162(m) nondeductible compensation	340	576
Other, net	(719)	(163)
Income tax expense	$20,965	$15,753
Effective tax rate	18.33%	15.83%

NOTE 12. REVENUE FROM CONTRACTS WITH CUSTOMERS

The table below presents the Company’s revenue by operating segment. For additional descriptions of the Company’s operating segments, including additional financial information and the underlying management accounting process, see Note 13. Segment Reporting to the Condensed Consolidated Financial Statements.

(Dollars in thousands)	Consumer		Commercial		Corporate Services/Other		Consolidated Company
Three Months Ended March 31,	2024	2023	2024	2023	2024	2023	2024	2023
Net interest income(1)	$56,527	$41,418	$44,913	$46,758	$16,861	$13,229	$118,301	$101,405
Noninterest income:
Refund transfer product fees	28,942	30,205	—	—	—	—	28,942	30,205
Refund advance fee income(1)	43,200	37,995	—	—	—	—	43,200	37,995
Card and deposit fees	35,097	41,828	241	252	6	7	35,344	42,087
Rental income(1)	—	—	13,594	12,737	126	203	13,720	12,940
Gain (loss) on sale of other(1)	16	—	1,607	(748)	72	82	1,695	(666)
Other income(1)	2,432	1,748	2,307	1,935	1,305	794	6,044	4,477
Total noninterest income	109,687	111,776	17,749	14,176	1,509	1,086	128,945	127,038
Revenue	$166,214	$153,194	$62,662	$60,934	$18,370	$14,315	$247,246	$228,443

Six Months Ended March 31,
Net interest income(1)	$115,883	$75,690	$90,794	$89,082	$21,660	$20,690	$228,337	$185,462
Noninterest income:
Refund transfer product fees	29,364	30,882	—	—	—	—	29,364	30,882
Refund advance fee income(1)	43,311	38,612	—	—	—	—	43,311	38,612
Card and deposit fees	65,604	79,280	477	513	13	12	66,094	79,805
Rental income(1)	—	—	26,829	25,252	350	396	27,179	25,648
Gain on sale of trademarks	—	—	—	—	—	10,000	—	10,000
Gain (loss) on sale of other(1)	(15)	—	1,969	(246)	2,581	82	4,535	(164)
Other income(1)	4,210	2,541	4,473	3,019	2,540	2,472	11,223	8,032
Total noninterest income	142,474	151,315	33,748	28,538	5,484	12,962	181,706	192,815
Revenue	$258,357	$227,005	$124,542	$117,620	$27,144	$33,652	$410,043	$378,277
(1) These revenues are not within the scope of Topic 606. Additional details are included in other footnotes to the accompanying financial statements. The scope of Topic 606 explicitly excludes net interest income as well as many other revenues for financial assets and liabilities, including loans, leases, and securities.

Following is a discussion of key revenues within the scope of Topic 606. The Company provides services to customers that have related performance obligations that must be completed to recognize revenue. Revenues are generally recognized immediately upon the completion of the service or over time as services are performed. Any services performed over time generally require that the Company renders services each period; therefore, the Company measures progress in completing these services based upon the passage of time. Revenue from contracts with customers did not generate significant contract assets and liabilities for the six months ended March 31, 2024.

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

The following table presents segment data for the Company:

(Dollars in thousands)	Consumer		Commercial		Corporate Services/Other		Total
Three Months Ended March 31,	2024	2023	2024	2023	2024	2023	2024	2023
Net interest income	$56,527	$41,418	$44,913	$46,758	$16,861	$13,229	$118,301	$101,405
Provision for credit loss	25,452	31,654	555	5,012	45	97	26,052	36,763
Noninterest income	109,687	111,776	17,749	14,176	1,509	1,086	128,945	127,038
Noninterest expense	59,452	49,910	38,130	38,846	42,849	38,380	140,431	127,136
Income (loss) before income tax expense	81,310	71,630	23,977	17,076	(24,524)	(24,162)	80,763	64,544

Total assets	493,718	361,528	4,124,909	3,581,677	2,818,490	2,925,051	7,437,117	6,868,256
Total goodwill	87,145	87,145	222,360	222,360	—	—	309,505	309,505
Total deposits	6,063,339	5,744,278	7,143	9,313	297,862	149,105	6,368,344	5,902,696

Six Months Ended March 31,
Net interest income	$115,883	$75,690	$90,794	$89,082	$21,660	$20,690	$228,337	$185,462
Provision for credit loss	28,906	34,894	7,018	11,595	18	50	35,942	46,539
Noninterest income	142,474	151,315	33,748	28,538	5,484	12,962	181,706	192,815
Noninterest expense	109,465	84,404	72,986	71,595	77,254	76,196	259,705	232,195
Income (loss) before income tax expense	119,986	107,707	44,538	34,430	(50,128)	(42,594)	114,396	99,543

Total assets	493,718	361,528	4,124,909	3,581,677	2,818,490	2,925,051	7,437,117	6,868,256
Total goodwill	87,145	87,145	222,360	222,360	—	—	309,505	309,505
Total deposits	6,063,339	5,744,278	7,143	9,313	297,862	149,105	6,368,344	5,902,696

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

	At March 31, 2024
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Debt securities AFS
Corporate securities	$18,125	$—	$18,125	$—
SBA securities	84,797	—	84,797	—
Obligations of states and political subdivisions	507	—	507	—
Non-bank qualified obligations of states and political subdivisions	222,669	—	222,669	—
Asset-backed securities	223,414	—	223,414	—
Mortgage-backed securities	1,229,946	—	1,229,946	—
Total debt securities AFS	$1,779,458	$—	$1,779,458	$—
Common equities and mutual funds(1)	$4,334	$4,334	$—	$—
Non-marketable equity securities(2)	$10,000	$—	$—	$—
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at March 31, 2024.
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

The following tables summarize the assets of the Company that are measured at fair value in the Condensed Consolidated Statements of Financial Condition on a nonrecurring basis:

	At March 31, 2024
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases, net individually evaluated for credit loss
Commercial finance	$9,234	$—	$—	$9,234
Total loans and leases, net individually evaluated for credit loss	9,234	—	—	9,234
Total	$9,234	$—	$—	$9,234

	At September 30, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases, net individually evaluated for credit loss
Commercial finance	$21,829	$—	$—	$21,829
Total loans and leases, net individually evaluated for credit loss	21,829	—	—	21,829
Total	$21,829	$—	$—	$21,829

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value at March 31, 2024	Fair Value at September 30, 2023	Valuation Technique	Unobservable Input	Range of Inputs
Loans and leases, net individually evaluated for credit loss	$9,234	$21,829	Market approach	Appraised values(1)	3% - 44%
(1) The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimating selling costs and other inputs in a range of 3% to 44%.

Management discloses the estimated fair value of financial instruments, including assets and liabilities on and off the Condensed Consolidated Statements of Financial Condition, for which it is practicable to estimate fair value. These fair value estimates were made at March 31, 2024 and September 30, 2023 based on relevant market information and information about financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, since there is no active market for certain financial instruments of the Company, the estimates of fair value are subjective in nature, involve uncertainties, and include matters of significant judgment. Changes in assumptions as well as tax considerations could significantly affect the estimated values. Accordingly, the aggregate fair value estimates are not intended to represent the underlying value of the Company, on either a going concern or a liquidation basis.

The following tables present the carrying amount and estimated fair value of the financial instruments held by the Company:

	At March 31, 2024
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$347,888	$347,888	$347,888	$—	$—
Debt securities available for sale	1,779,458	1,779,458	—	1,779,458	—
Debt securities held to maturity	34,682	31,113	—	31,113	—
Common equities and mutual funds(1)	4,334	4,334	4,334	—	—
Non-marketable equity securities(1)(2)	20,522	20,522	—	10,522	—
Loans held for sale	25,946	25,946	—	25,946	—
Loans and leases	4,402,408	4,339,150	—	—	4,339,150
Federal Reserve Bank and Federal Home Loan Bank stocks	25,844	25,844	—	25,844	—
Accrued interest receivable	30,294	30,294	30,294	—	—
Financial liabilities
Deposits	6,368,344	6,368,058	6,267,603	100,455	—
Overnight federal funds purchased	31,000	31,000	31,000	—	—
Other short- and long-term borrowings	33,373	31,297	—	31,297	—
Accrued interest payable	1,961	1,961	1,961	—	—
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at March 31, 2024.
(2) Includes certain non-marketable equity securities that are measured at fair value using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

	At September 30, 2023
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$375,580	$375,580	$375,580	$—	$—
Debt securities available for sale	1,804,228	1,804,228	—	1,804,228	—
Debt securities held to maturity	36,591	31,425	—	31,425	—
Common equities and mutual funds(1)	3,378	3,378	3,378	—	—
Non-marketable equity securities(1)(2)	20,453	20,453	—	12,064	—
Loans held for sale	77,779	77,779	—	77,779	—
Loans and leases	4,359,681	4,223,010	—	—	4,223,010
Federal Reserve Bank and Federal Home Loan Bank stocks	28,210	28,210	—	28,210	—
Accrued interest receivable	23,282	23,282	23,282	—	—
Financial liabilities
Deposits	6,589,182	6,589,065	6,583,648	5,417	—
Overnight federal funds purchased	13,000	13,000	13,000	—	—
Other short- and long-term borrowings	33,873	31,187	—	31,187	—
Accrued interest payable	247	247	247	—	—
(1) Equity securities at fair value are included within other assets on the Consolidated Statements of Financial Condition at September 30, 2023.
(2) Includes certain non-marketable equity securities that are measured at fair value using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

NOTE 15. SUBSEQUENT EVENTS

Management has evaluated subsequent events that occurred after March 31, 2024. During this period, up to the filing date of this Quarterly Report on Form 10-Q, management did not identify any material subsequent events that would require recognition or disclosure in our Condensed Consolidated Financial Statements as of or for the quarter ended March 31, 2024.

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

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” "target," or the negative of those terms, or other words of similar meaning or similar expressions. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements are based on information currently available to us and assumptions about future events, and include statements with respect to the Company’s beliefs, expectations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such risks, uncertainties and other factors may cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Such statements address, among others, the following subjects: future operating results including our performance expectations; impacts of our improved data analytics, underwriting, and monitoring processes; expected nonperforming loan resolutions and net charge-off rates; the performance of our securities portfolio; future effective tax rate; the impact of card balances related to government stimulus programs; progress on key initiatives; expected results of our partnerships; customer retention; loan and other product demand; new products and services; credit quality; the level of net charge-offs and the adequacy of the allowance for credit losses; and technology. The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: maintaining our executive management team; expected growth opportunities may not be realized or may take longer to realize than expected; the potential adverse effects of unusual and infrequently occurring events, including the impact on financial markets from geopolitical conflicts such as the military conflicts in Ukraine and the Middle East, weather-related disasters, or public health events, such as pandemics, and any governmental or societal responses thereto; our ability to successfully implement measures designed to reduce expenses and increase efficiencies; changes in trade, monetary, and fiscal policies and laws, including actual changes in interest rates and the Fed Funds rate, and their related impacts on macroeconomic conditions, customer behavior, funding costs and loan and securities portfolios; changes in tax laws; the strength of the United States' economy, and the local economies in which the Company operates; adverse developments in the financial services industry generally such as bank failures, responsive measures to mitigate and manage such developments, related supervisory and regulatory actions and costs, and related impacts on customer behavior; inflation, market, and monetary fluctuations; our liquidity and capital positions, including the sufficiency of our liquidity; the timely and efficient development of new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value and acceptance of these products and services by users; Pathward's ability to maintain its Durbin Amendment exemption; the risks of dealing with or utilizing third parties, including, in connection with the Company’s prepaid card and tax refund advance businesses, the risk of reduced volume of refund advance loans as a result of reduced customer demand for or usage of Pathward’s strategic partners’ refund advance products; our relationship with, and any actions which may be initiated by, our regulators; changes in financial services laws and regulations, including laws and regulations relating to the tax refund industry and the insurance premium finance industry; technological changes, including, but not limited to, the protection of our electronic systems and information; the impact of acquisitions and divestitures; litigation risk; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by Pathward of its status as a well-capitalized institution; changes in consumer borrowing, spending, and saving habits; losses from fraudulent or illegal activity; technological risks and developments and cyber threats, attacks, or events; and the success of the Company at maintaining its high quality asset level and managing and collecting assets of borrowers in default should problem assets increase.

The foregoing list of factors is not exclusive. We caution you not to place undue reliance on these forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q speak only as of the date hereof. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in its entirety by the cautionary statements contained or referred to in this section. Additional discussions of factors affecting the Company’s business and prospects are reflected under the caption “Risk Factors” and in other sections of the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended September 30, 2023, and in the Company's other filings made with the SEC. The Company expressly disclaims any intent or obligation to update, revise, or clarify any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company or its subsidiaries, whether as a result of new information, changed circumstances, or future events or for any other reason.

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

The following discussion focuses on the consolidated financial condition of the Company at March 31, 2024, compared to September 30, 2023, and the consolidated results of operations for the three and six months ended March 31, 2024 and 2023. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the fiscal year ended September 30, 2023 and the related management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

EXECUTIVE SUMMARY

Company Highlights

•On February 27. 2024, the Board of Directors (the "Board') of Pathward Financial appointed Neeraj Mehta as a member of the Board.

•On April 3, 2024, Pathward®, N.A. announced it became Certified™ by Great Place to Work® for the second year in a row. Great Place to Work describes itself as the global authority on workplace culture, employee experience, and the leadership behaviors proven to deliver market-leading revenue, employee retention and increased innovation.

Financial Highlights for the 2024 Fiscal Second Quarter

•Total revenue for the second quarter was $247.2 million, an increase of $18.8 million, or 8%, compared to the same quarter in fiscal 2023, driven by an increase in both net interest income and noninterest income.

•Net interest margin ("NIM") increased 11 basis points to 6.23% for the second quarter from 6.12% during the same period of last year, primarily driven by increased yields and an improved earnings asset mix from the continued optimization of the portfolio.

•Total gross loans and leases at March 31, 2024 increased $683.8 million to $4.41 billion compared to March 31, 2023 and decreased $16.9 million when compared to December 31, 2023. The increase compared to the prior year quarter was primarily due to growth across all loan portfolios. The primary driver for the sequential decrease was a reduction in the commercial and consumer finance portfolios, partially offset by growth in the warehouse finance and seasonal tax services loan portfolios.

•During the 2024 fiscal second quarter, the Company repurchased 764,185 shares of common stock at an average share price of $51.20.

Tax Season

For the six months ended March 31, 2024, total tax services product revenue was $72.9 million, an increase of 1% compared to the same period of the prior year. Total tax services product fee income increased marginally compared to the prior year, while total tax services product expense and net interest income on tax services loans decreased.

Provision for credit losses for the tax services portfolio decreased $6.5 million for the six months ended March 31, 2024 when compared to the same period of the prior year, due to improvements in data analytics, underwriting and monitoring which helped lead to net recoveries of $4.9 million recognized in the tax services portfolio during the first six months of 2024.

Total tax services product income, net of losses and direct product expenses, increased 24% to $36.9 million from $29.7 million, when comparing the first six months of fiscal 2024 to the same period of the prior fiscal year.

For the 2024 tax season through March 31, 2024, Pathward originated $1.56 billion in refund advance loans compared to $1.46 billion during the 2023 tax season.

FINANCIAL CONDITION

At March 31, 2024, the Company’s total assets decreased to $7.44 billion compared to September 30, 2023, primarily due to reductions of $51.8 million in loans held for sale, $27.7 million in cash and cash equivalents, and $24.8 million in securities AFS.

Total cash and cash equivalents were $347.9 million at March 31, 2024, decreasing from $375.6 million at September 30, 2023. The Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the FRB. At March 31, 2024, the Company did not have any federal funds sold.

The total investment portfolio decreased $26.7 million, or 1%, to $1.81 billion at March 31, 2024, compared to $1.84 billion at September 30, 2023. The Company’s portfolio of securities customarily consists primarily of MBS, which have expected lives much shorter than the stated final maturity, non-bank qualified obligations of states and political subdivisions, which mature in approximately 15 years or less, and other tax exempt municipal mortgage related pass through securities which have average lives much shorter than their stated final maturities. During the six months ended March 31, 2024, the Company made no purchases of investment securities.

Through the Bank, the Company owns stock in the FHLB due to the Bank’s membership and participation in this banking system as well as stock in the FRB. The FHLB requires a level of stock investment based on a pre-determined formula. The Company’s investment in these stocks was $25.8 million at March 31, 2024 and $28.2 million at September 30, 2023, as redemptions were partially offset by purchases of FHLB membership stock during the six months ended March 31, 2024.

Loans held for sale at March 31, 2024 totaled $25.9 million, decreasing from $77.8 million at September 30, 2023. This decrease was primarily driven by a reduction in consumer credit products held for sale at March 31, 2024 compared to September 30, 2023.

Total gross loans and leases totaled $4.41 billion at March 31, 2024, as compared to $4.37 billion at September 30, 2023. The increase was due to growth in the consumer finance, seasonal tax services, and warehouse finance loan portfolios, partially offset by a reduction in the commercial loan portfolio. See Note 4 to the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Commercial finance loans, which comprised 83% of the Company's gross loan and lease portfolio, totaled $3.66 billion at March 31, 2024, reflecting a decrease of $67.1 million from September 30, 2023. The decrease in commercial finance loans was primarily driven by a $277.2 million decrease in the insurance premium finance portfolio and a $21.9 million decrease in the factoring portfolio, partially offset by a $180.9 million increase in the term lending portfolio and a $47.2 million increase in the asset-based lending portfolio.

Total end-of-period deposits decreased 3% to $6.37 billion at March 31, 2024, compared to $6.59 billion at September 30, 2023, primarily driven by a decrease in noninterest-bearing deposits of $320.9 million, partially offset by an increase in wholesale deposits of $96.0 million.

As of March 31, 2024, the Company had $740.8 million in deposits related to government stimulus programs. Of the total amount of government stimulus program deposits, $323.3 million are on activated cards while $417.5 million are on inactivated cards. During the remainder of fiscal year 2024, the inactive deposit balances are expected to decline by approximately $219 million as the Company actively returns unclaimed balances to the U.S. Treasury.

The Company's total borrowings increased $17.5 million from $46.9 million at September 30, 2023 to $64.4 million at March 31, 2024, primarily driven by an increase in short-term borrowings of $18.0 million.

At March 31, 2024, the Company’s stockholders’ equity totaled $739.5 million, an increase of $88.8 million, from $650.6 million at September 30, 2023. The increase was primarily attributable to an increase in accumulated other comprehensive income and retained earnings. The Company and Bank remained above the federal regulatory minimum capital requirements at March 31, 2024, and continued to be classified as well-capitalized, and in good standing with the regulatory agencies. See “Liquidity and Capital Resources” for further information.

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

The Company meets the Right of Set off criteria in ASC 210-20, Balance Sheet - Offsetting, for all payments negative deposit balances with the exception of DDA overdrafts. The following table summarizes the Company's negative deposit balances within the BaaS business line:

(Dollars in thousands)	March 31, 2024	September 30, 2023
Noninterest-bearing deposits	$6,414,550	$6,608,137
Prefunding	(329,117)	(230,749)
Discount funding	(62,552)	(34,351)
DDA overdrafts	(10,858)	(10,096)
Noninterest-bearing checking, net	$6,012,023	$6,332,941

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

As of March 31, 2024, the Company managed $1.2 billion of customer deposits at other banks in its capacity as custodian. These deposits provide the Company with excess deposits that can earn servicing fee income, typically reflective of the EFFR.

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

	Three Months Ended March 31,
	2024			2023
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)
Interest-earning assets:
Cash and fed funds sold	$616,288	$7,422	4.84%	$564,656	$5,843	4.20%
Mortgage-backed securities	1,464,530	9,998	2.75%	1,549,240	10,326	2.70%
Tax exempt investment securities	132,733	932	3.57%	149,912	990	3.39%
Asset-backed securities	237,421	3,368	5.71%	141,968	1,273	3.64%
Other investment securities	281,695	2,291	3.27%	298,030	2,376	3.23%
Total investments	2,116,379	16,589	3.20%	2,139,150	14,965	2.89%
Commercial finance	3,650,845	74,330	8.19%	3,056,293	60,765	8.06%
Consumer finance	351,459	9,144	10.46%	187,826	6,301	13.60%
Tax services	493,168	9,014	7.35%	448,659	10,555	9.54%
Warehouse finance	407,703	10,262	10.12%	321,334	6,258	7.90%
Total loans and leases	4,903,175	102,750	8.43%	4,014,112	83,879	8.47%
Total interest-earning assets	7,635,842	$126,761	6.69%	6,717,918	$104,687	6.34%
Noninterest-earning assets	600,354			612,020
Total assets	$8,236,196			$7,329,938

Interest-bearing liabilities:
Interest-bearing checking	$266	$—	0.31%	$267	$—	0.33%
Savings	59,914	5	0.04%	70,024	6	0.03%
Money markets	190,143	598	1.26%	125,193	71	0.23%
Time deposits	5,027	4	0.29%	6,948	2	0.11%
Wholesale deposits	439,785	6,078	5.56%	186,421	2,017	4.39%
Total interest-bearing deposits	695,135	6,685	3.87%	388,853	2,096	2.19%
Overnight fed funds purchased	79,484	1,107	5.60%	46,735	543	4.71%
Subordinated debentures	19,625	355	7.27%	19,523	354	7.34%
Other borrowings	13,901	313	9.07%	15,283	289	7.68%
Total borrowings	113,010	1,775	6.32%	81,541	1,186	5.90%
Total interest-bearing liabilities	808,145	8,460	4.21%	470,394	3,282	2.83%
Noninterest-bearing deposits	6,473,538	—	—%	5,997,739	—	—%
Total deposits and interest-bearing liabilities	7,281,683	$8,460	0.47%	6,468,133	$3,282	0.21%
Other noninterest-bearing liabilities	223,560			191,360
Total liabilities	7,505,243			6,659,493
Shareholders' equity	730,953			670,445
Total liabilities and shareholders' equity	$8,236,196			$7,329,938
Net interest income and net interest rate spread including noninterest-bearing deposits		$118,301	6.22%		$101,405	6.13%

Net interest margin			6.23%			6.12%
Tax-equivalent effect			0.01%			0.02%
Net interest margin, tax-equivalent(2)			6.24%			6.14%
(1) Tax rate used to arrive at the TEY for the three months ended March 31, 2024 and 2023 was 21%.
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

	Six Months Ended March 31,
	2024			2023
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)
Interest-earning assets:
Cash and fed funds sold	$476,371	$11,525	4.84%	$393,469	$7,559	3.85%
Mortgage-backed securities	1,475,753	20,047	2.72%	1,560,251	20,738	2.67%
Tax exempt investment securities	134,612	1,862	3.50%	152,359	1,970	3.28%
Asset-backed securities	243,831	6,933	5.69%	149,055	2,422	3.26%
Other investment securities	283,168	4,579	3.23%	299,905	4,783	3.20%
Total investments	2,137,364	33,421	3.17%	2,161,570	29,913	2.82%
Commercial finance	3,707,184	149,675	8.07%	3,033,331	118,865	7.86%
Consumer finance	357,228	19,729	11.05%	193,157	10,614	11.02%
Tax services	259,338	9,003	6.94%	234,619	10,612	9.07%
Warehouse finance	394,747	19,306	9.78%	305,724	12,184	7.99%
Total loans and leases	4,718,497	197,713	8.38%	3,766,831	152,275	8.11%
Total interest-earning assets	7,332,232	$242,659	6.63%	6,321,870	$189,747	6.04%
Noninterest-earning assets	571,730			600,676
Total assets	$7,903,962			$6,922,546

Interest-bearing liabilities:
Interest-bearing checking	$346	$1	0.33%	$358	$1	0.33%
Savings	57,334	11	0.04%	66,275	12	0.04%
Money markets	186,681	1,173	1.26%	132,108	148	0.23%
Time deposits	5,273	7	0.27%	7,075	4	0.11%
Wholesale deposits	324,909	9,019	5.55%	95,074	2,073	4.37%
Total interest-bearing deposits	574,543	10,211	3.55%	300,890	2,238	1.49%
Overnight fed funds purchased	98,421	2,763	5.61%	35,638	787	4.43%
Subordinated debentures	19,613	711	7.25%	19,558	711	7.28%
Other borrowings	14,040	637	9.07%	15,553	549	7.09%
Total borrowings	132,074	4,111	6.23%	70,749	2,047	5.80%
Total interest-bearing liabilities	706,617	14,322	4.05%	371,639	4,285	2.31%
Noninterest-bearing deposits	6,287,220	—	—%	5,706,615	—	—%
Total deposits and interest-bearing liabilities	6,993,837	$14,322	0.41%	6,078,254	$4,285	0.14%
Other noninterest-bearing liabilities	216,979			185,005
Total liabilities	7,210,816			6,263,259
Shareholders' equity	693,146			659,287
Total liabilities and shareholders' equity	$7,903,962			$6,922,546
Net interest income and net interest rate spread including noninterest-bearing deposits		$228,337	6.22%		$185,462	5.89%

Net interest margin			6.23%			5.88%
Tax-equivalent effect			0.01%			0.02%
Net interest margin, tax-equivalent(2)			6.24%			5.90%
(1) Tax rate used to arrive at the TEY for the six months ended March 31, 2024 and 2023 was 21%.
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

General
The Company recorded net income of $65.3 million, or $2.56 per diluted share, for the three months ended March 31, 2024, compared to net income of $54.8 million, or $1.99 per diluted share, for the three months ended March 31, 2023.

The Company recorded net income of $92.9 million, or $3.61 per diluted share, for the six months ended March 31, 2024, compared to net income of $82.6 million, or $2.95 per diluted share, for the six months ended March 31, 2023.

Net Interest Income
Net interest income for the second quarter of fiscal 2024 was $118.3 million, an increase of 17% from the same quarter in fiscal 2023. The increase was mainly attributable to increased yields, higher average interest-earning asset balances and an improved earning asset mix. For the six months ended March 31, 2024, net interest income was $228.3 million, an increase of 23%, from $185.5 million compared to the same period in the prior fiscal year.

The Company’s average interest-earning assets for the second quarter of fiscal 2024 increased by $917.9 million to $7.64 billion compared to the same quarter in fiscal 2023, primarily due to growth in loans and leases and an increase in cash balances, partially offset by a decrease in total investment security balances. The second quarter average outstanding balance of loans and leases increased $889.1 million compared to the same quarter of the prior fiscal year, primarily due to an increase across all loan portfolios.

Fiscal 2024 second quarter NIM increased to 6.23% from 6.12% in the second fiscal quarter of last year. The overall reported tax-equivalent yield (“TEY”) on average earning asset yields increased 35 basis points to 6.69% compared to the prior year quarter, driven by an improved earning asset mix. The yield on the loan and lease portfolio was 8.43% compared to 8.47% for the comparable period last year and the TEY on the securities portfolio was 3.20% compared to 2.89% over that same period.

For the six months ended March 31, 2024, NIM was 6.23%, an increase of 35 basis points from 5.88% compared to the same period in the prior fiscal year.

The Company's cost of funds for all deposits and borrowings averaged 0.47% during the fiscal 2024 second quarter, as compared to 0.21% during the prior year quarter. The Company's overall cost of deposits was 0.38% in the fiscal second quarter of 2024, as compared to 0.13% during the prior year quarter.

Provision for Credit Loss
The Company recognized a provision for credit loss of $26.1 million for the three months ended March 31, 2024, compared to $36.8 million for the comparable period in the prior fiscal year. The period-over-period decrease in provision for credit loss was due to improvements in the Company's data analytics, underwriting and monitoring within the tax services portfolio along with a decrease in provision for credit losses in the commercial finance portfolio primarily due to a mix shift in the loan portfolio and a benign credit environment. The Company recognized net recoveries of $1.1 million for the quarter ended March 31, 2024, compared to net charge-offs of $5.0 million for the quarter ended March 31, 2023. Net charge-offs attributable to the commercial finance portfolio for the current quarter were $4.7 million, while recoveries of $5.8 million were recognized in the tax services portfolio. Net charge-offs attributable to the commercial finance and consumer finance portfolios for the same quarter of the prior year were $5.9 million and $0.2 million, respectively, while a recovery of $1.1 million was recognized in the tax services portfolio.

The Company recognized a provision for credit loss of $35.9 million for the six months ended March 31, 2024, compared to $46.5 million for the comparable period in the prior fiscal year. The decrease was primarily due to reductions in the tax services and commercial finance portfolios. The Company recognized net charge-offs of $4.4 million for the six months ended March 31, 2024, compared to net charge-offs of $8.2 million for the six months ended March 31, 2023. Net charge-offs attributable to the commercial finance portfolio for the current six months were $9.3 million, while net recoveries of $4.9 million were recognized in the tax services portfolio. Net charge-offs attributable to the commercial finance portfolio were $7.9 million for the same six months of the prior year, while net recoveries in the tax services portfolio were insignificant.

Noninterest Income
Fiscal 2024 second quarter noninterest income increased 2% to $128.9 million, compared to $127.0 million for the same period of the prior year. The increase was primarily driven by an increase in refund advance fee income. The period-over-period increase was partially offset by a decrease in card and deposits fees.

The period-over-period decrease in card and deposit fee income was primarily related to servicing fee income on off-balance sheet deposits, which totaled $10.4 million during the 2024 fiscal second quarter, compared to $18.2 million for the same period of the prior year. The decrease in servicing fee income when compared to the prior year period was due to a reduction in off-balance sheet deposits.

Noninterest income for the six months ended March 31, 2024 decreased to $181.7 million from $192.8 million for the same period of the prior year.

Noninterest Expense
Noninterest expense increased 10% to $140.4 million for the fiscal 2024 second quarter, from $127.1 million for the same quarter last year. The increase was primarily attributable to increases in card processing expense, compensation and benefits expense, impairment expense, legal and consulting expense, and occupancy and equipment expense. The period-over-period increase was partially offset by decreases in operating lease equipment depreciation, other expense, refund transfer product expense, and intangible amortization expense.

The card processing expense increase was due to rate-related agreements with BaaS partners. The amount of expense paid under those agreements is based on an agreed upon rate index that varies depending on the deposit levels, floor rates, market conditions, and other performance conditions. Generally, this rate index is based on a percentage of the Effective Federal Funds Rate ("EFFR") and reprices immediately upon a change in the EFFR. Approximately 56% of the deposit portfolio was subject to these rate-related processing expenses during the 2024 fiscal second quarter. For the fiscal quarter ended March 31, 2024, contractual, rate-related processing expenses were $30.1 million, as compared to $26.8 million for the fiscal quarter ended December 31, 2023 and $20.4 million for the fiscal quarter ended March 31, 2023.

Noninterest expense for the six months ended March 31, 2024 increased to $259.7 million from $232.2 million for the same period of the prior year.

Income Tax Expense
The Company recorded an income tax expense of $15.2 million, representing an effective tax rate of 18.9%, for the fiscal 2024 second quarter, compared to $9.2 million, representing an effective tax rate of 14.2%, for the second quarter last fiscal year. The current quarter increase in income tax expense compared to the prior year quarter was primarily due to increased earnings and also a decrease in investment tax credits recognized ratably when compared to the prior year quarter.

The Company originated $25.9 million in renewable energy leases during the fiscal 2024 second quarter, resulting in $7.0 million in total net investment tax credits. During the second quarter of fiscal 2023, the Company originated $18.1 million in renewable energy leases resulting in $4.9 million in total net investment tax credits. For the six months ended March 31, 2024, the Company originated $38.1 million in renewable energy leases, compared to $29.5 million for the comparable prior year period. Investment tax credits related to renewable energy leases are recognized ratably based on income throughout each fiscal year.

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

The Company believes that the level of allowance for credit losses at March 31, 2024 was appropriate and reflected probable losses related to these loans and leases; however, there can be no assurance that all loans and leases will be fully collectible or that the present level of the allowance will be adequate in the future. See the section below titled “Allowance for Credit Losses” for further information.

The table below sets forth the amounts and categories of the Company's nonperforming assets.

(Dollars in thousands)	March 31, 2024	September 30, 2023
Nonperforming Loans and Leases
Nonaccruing loans and leases:
Commercial finance	$27,781	$37,372
Total nonaccruing loans and leases	27,781	37,372

Accruing loans and leases delinquent 90 days or more:
Loans held for sale	843	306

Commercial finance	2,679	11,242
Consumer finance	3,093	2,210
Tax services(1)	—	5,082
Total accruing loans and leases delinquent 90 days or more	6,615	18,840
Total nonperforming loans and leases	34,396	56,212

Other Assets
Nonperforming operating leases	2,782	1,764
Total other assets	2,782	1,764
Total nonperforming assets	$37,178	$57,976
Total as a percentage of total assets	0.50%	0.77%
(1) Certain tax services loans do not bear interest.

The Company's nonperforming assets at March 31, 2024 were $37.2 million, representing 0.50% of total assets, compared to $58.0 million, or 0.77% of total assets at September 30, 2023. The decrease in the nonperforming assets as a percentage of total assets at March 31, 2024 compared to September 30, 2023, was primarily driven by a decrease in nonperforming loans in the commercial finance portfolio.

The Company's nonperforming loans and leases at March 31, 2024 were $34.4 million, representing 0.78% of total gross loans and leases, compared to $56.2 million, or 1.26% of total gross loans and leases at September 30, 2023.

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

On the basis of management’s review of its loans, leases, and other assets, at March 31, 2024, the Company had classified loans and leases of $218.1 million as substandard, $9.3 million as doubtful and none as loss. At September 30, 2023, the Company classified loans and leases of $208.2 million as substandard, $8.2 million as doubtful and none as loss.

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

The Company's ACL totaled $80.8 million at March 31, 2024, an increase compared to $49.7 million at September 30, 2023. The increase in the ACL at March 31, 2024, when compared to September 30, 2023, was primarily due to a $31.5 million increase in the allowance related to the seasonal tax services portfolio.

The following table presents the Company's ACL as a percentage of its total loans and leases.

	As of the Period Ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Commercial finance	1.21%	1.30%	1.26%	1.35%	1.53%
Consumer finance	1.71%	1.45%	0.92%	0.92%	1.99%
Tax services	37.31%	1.52%	0.04%	70.20%	53.77%
Warehouse finance	0.10%	0.10%	0.10%	0.10%	0.10%
Total loans and leases	1.83%	1.22%	1.14%	2.01%	2.27%
Total loans and leases excluding tax services	1.14%	1.21%	1.14%	1.21%	1.40%

The Company's ACL as a percentage of total loans and leases increased to 1.83% at March 31, 2024 from 1.14% at September 30, 2023. The increase in the total loans and leases coverage ratio was primarily driven by seasonality in both the tax services portfolio and consumer finance portfolio.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within these financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Management has identified its critical accounting policies, which are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations. These policies involve complex and subjective decisions and assessments. Some of these estimates may be uncertain at the time they are made, could change from period to period, and could have a material impact on the financial statements. A discussion of the Company’s critical accounting policies and estimates can be found in the Company's Annual Report on Form 10-K for the year ended September 30, 2023. There were no significant changes to these critical accounting policies and estimates during the first six months of fiscal 2024.

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

At March 31, 2024, the Company had unfunded loan and lease commitments of $1.45 billion. Management believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs. The liquidity sources as of March 31, 2024 include $1.2 billion in off-balance sheet deposits and $348 million in cash and cash equivalents. When factoring in additional resources, such as the Federal Home Loan Bank, the Federal Reserve Discount Window and other unsecured funding and wholesale options, the Company has over $3.6 billion in total available liquidity as of March 31, 2024.

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

The Capital Rules require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined). At March 31, 2024, the Company and the Bank exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements. The Company and the Bank took the AOCI opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.

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

	Company	Bank	Minimum to be Adequately Capitalized Under Prompt Corrective Action Provisions	Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
At March 31, 2024
Tier 1 leverage capital ratio	7.75%	7.92%	4.00%	5.00%
Common equity Tier 1 capital ratio	12.30	12.83	4.50	6.50
Tier 1 capital ratio	12.56	12.83	6.00	8.00
Total capital ratio	14.21	14.09	8.00	10.00
At September 30, 2023
Tier 1 leverage capital ratio	8.11%	8.32%	4.00%	5.00%
Common equity Tier 1 capital ratio	11.25	11.81	4.50	6.50
Tier 1 capital ratio	11.50	11.81	6.00	8.00
Total capital ratio	12.84	12.76	8.00	10.00

The following table provides a reconciliation of the amounts included in the table above for the Company.

	Standardized Approach(1)
(Dollars in thousands)	March 31, 2024	September 30, 2023
Total stockholders' equity	$739,462	$650,625
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	296,889	297,679
LESS: Certain other intangible assets	19,146	21,228
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	15,862	19,679
LESS: Net unrealized (losses) on available for sale securities	(205,460)	(254,294)
LESS: Noncontrolling interest	(420)	(1,005)
ADD: Adoption of Accounting Standards Update 2016-13	1,345	2,017
Common Equity Tier 1(1)	614,790	569,355
Long-term borrowings and other instruments qualifying as Tier 1	13,661	13,661
Tier 1 minority interest not included in common equity Tier 1 capital	(311)	(826)
Total Tier 1 capital	628,140	582,190
Allowance for credit losses	62,715	47,960
Subordinated debentures, net of issuance costs	19,642	19,591
Total capital	$710,497	$649,741
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

CONTRACTUAL OBLIGATIONS

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations" in the Company’s Annual Report on Form 10-K for its fiscal year ended September 30, 2023 for a summary of our contractual obligations as of September 30, 2023. There were no material changes outside the ordinary course of our business in contractual obligations from September 30, 2023 through March 31, 2024.

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

The EAR analysis used in the following table reflects the required analysis used no less than quarterly by management. It models immediate basis point parallel shifts in market interest rates over the next one-year period. The following table shows the results of the scenarios as of March 31, 2024:

Net Sensitive Earnings at Risk
		Change in Interest Income/Expense for a given change in interest rates
		Over/(Under) Base Case Parallel Shift
(Dollars in Thousands)	Book Value	-200	-100	Base	+100	+200	+300	+400
Total interest-sensitive income	6,594,330	389,297	417,919	447,140	474,663	501,852	528,892	556,210
Total interest-sensitive expense	387,392	5,198	7,020	9,401	11,666	13,715	15,770	17,839
Net interest-sensitive income		384,099	410,899	437,739	462,997	488,137	513,122	538,371

Percentage change from base		-12.3%	-6.1%	—%	5.8%	11.5%	17.2%	23.0%

The EAR analysis reported at March 31, 2024, shows that total interest-sensitive income will change more rapidly than total interest-sensitive expense over the next year. IRR is a snapshot in time. The Company’s business and deposits are predictably cyclical on a weekly, monthly and yearly basis. The Company’s static IRR results could vary depending on which day of the week the month ends, primarily related to payroll processing and timing of when certain programs are prefunded and when the funds are received.
Under EVE analysis, the economic value of financial assets, liabilities and off-balance sheet instruments is derived under each rate scenario. The economic value of equity is calculated as the difference between the estimated market value of assets and liabilities, net of the impact of off-balance sheet instruments.

The EVE analysis used in the following table reflects the required analysis used no less than quarterly by management. It models immediate basis point parallel shifts in market interest rates. The following table shows the results of the scenarios as March 31, 2024:

Economic Value Sensitivity
	Standard (Parallel Shift)
	Economic Value of Equity at Risk %
	-200	-100	+100	+200	+300	+400
Percentage change from base	-7.6%	-3.1%	2.2%	3.7%	4.9%	6.7%

The EVE at risk reported at March 31, 2024 shows that the economic value of equity position is expected to benefit from rising interest rates due to the large amount of noninterest-bearing funding.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management evaluated the Company's disclosure controls and procedures. The evaluation was performed under the direction of the Company's Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of March 31, 2024, of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were designed effectively to ensure timely alerting of material information relating to the Company required to be included in the Company's periodic SEC filings.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Based on this evaluation, management concluded that, as of the end of the period covered by this report, there were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the fiscal second quarter to which this report relates that could have materially affected the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors.

A description of our risk factors can be found in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. There were no material changes to those risk factors during the six months ended March 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities.

On September 3, 2021, the Company's Board of Directors authorized a 6,000,000 share repurchase program that was publicly announced on September 7, 2021 and is scheduled to expire on September 30, 2024. The Company's Board of Directors authorized an additional 7,000,000 share repurchase program that was publicly announced on August 25, 2023 and is scheduled to expire September 30, 2028. The table below sets forth information regarding repurchases of our common stock during the fiscal 2024 second quarter.

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(1)(2)	Total Number Of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number Of Shares that may yet be Purchased Under the Plans or Programs
January 1 to 31	497,455	$51.43	488,600	7,945,248
February 1 to 29	199,412	50.55	197,670	7,747,578
March 1 to 31	86,129	51.19	77,915	7,669,663
Total	782,996		764,185
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

Item 5. Other Information

Adoption or Termination of Trading Arrangements by Directors and Executive Officers

During the fiscal quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the 1934 Act) informed us of the adoption or termination of any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
10.1*	Pathward Financial, Inc. 2023 Omnibus Incentive Plan, filed on February 28, 2024 as an exhibit to the Registrant's Current Report on Form 8-K, is incorporated herein by reference.

31.1	Section 302 certification of Chief Executive Officer.

31.2	Section 302 certification of Chief Financial Officer.

32.1	Section 906 certification of Chief Executive Officer.

32.2	Section 906 certification of Chief Financial Officer.

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Condensed Consolidated Statements of Financial Condition, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements, tagged in summary and in detail.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Management contract or compensatory plan or agreement.

PATHWARD FINANCIAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATHWARD FINANCIAL, INC.

Date: May 7, 2024	By:	/s/ Brett L. Pharr
Brett L. Pharr,
Chief Executive Officer and Director

Date: May 7, 2024	By:	/s/ Gregory A. Sigrist
Gregory A. Sigrist,
Executive Vice President and Chief Financial Officer