Form 10-Q
period 2024-06-30
PATHWARD FINANCIAL, INC.
filed 2024-08-06
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
or
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at July 31, 2024:
Common Stock, $.01 par value	24,977,030	Shares
Nonvoting Common Stock, $.01 par value	0	Nonvoting shares

PATHWARD FINANCIAL, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	June 30, 2024	September 30, 2023
ASSETS	(Unaudited)	(Audited)
Cash and cash equivalents	$298,926	$375,580
Securities available for sale, at fair value	1,725,460	1,804,228
Securities held to maturity, at amortized cost (fair value $30,237 and $31,425, respectively)	34,026	36,591
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	24,449	28,210
Loans held for sale	29,380	77,779
Loans and leases	4,612,552	4,366,116
Allowance for credit losses	(79,836)	(49,705)
Accrued interest receivable	31,755	23,282
Premises, furniture, and equipment, net	36,953	39,160
Rental equipment, net	209,544	211,750
Goodwill and intangible assets	327,018	330,225
Other assets	280,053	292,327
Total assets	$7,530,280	$7,535,543

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$6,431,516	$6,589,182
Short-term borrowings	—	13,000
Long-term borrowings	33,329	33,873
Accrued expenses and other liabilities	300,187	248,863
Total liabilities	6,765,032	6,884,918

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued, none outstanding at June 30, 2024 and September 30, 2023, respectively	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 25,215,159 and 26,225,563 shares issued, 25,085,230 and 26,183,583 shares outstanding at June 30, 2024 and September 30, 2023, respectively	251	262
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at June 30, 2024 and September 30, 2023, respectively	—	—
Additional paid-in capital	636,284	628,500
Retained earnings	343,392	278,655
Accumulated other comprehensive loss	(207,992)	(255,443)
Treasury stock, at cost, 129,929 and 41,980 common shares at June 30, 2024 and September 30, 2023, respectively	(6,181)	(344)
Total equity attributable to parent	765,754	651,630
Noncontrolling interest	(506)	(1,005)
Total stockholders’ equity	765,248	650,625
Total liabilities and stockholders’ equity	$7,530,280	$7,535,543
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Interest and dividend income:
Loans and leases, including fees	$95,871	$81,242	$293,584	$233,517
Mortgage-backed securities	9,748	10,234	29,795	30,972
Other investments	8,323	7,870	33,222	24,604
	113,942	99,346	356,601	289,093
Interest expense:
Deposits	1,689	164	11,900	2,402
FHLB advances and other borrowings	1,394	1,717	5,505	3,764
	3,083	1,881	17,405	6,166

Net interest income	110,859	97,465	339,196	282,927

Provision for credit loss	5,881	1,773	41,823	48,312

Net interest income after provision for credit loss	104,978	95,692	297,373	234,615

Noninterest income:
Refund transfer product fees	9,111	8,262	38,475	39,144
Refund advance fee income	(67)	(927)	43,244	37,685
Card and deposit fees	33,408	39,708	99,502	119,513
Rental income	13,779	13,980	40,958	39,628
Gain on sale of trademarks	—	—	—	10,000
Gain on sale of other	4,675	821	9,210	657
Other income	4,965	5,889	16,188	13,921
Total noninterest income	65,871	67,733	247,577	260,548

Noninterest expense:
Compensation and benefits	48,449	47,402	149,174	137,966
Refund transfer product expense	2,136	1,727	9,694	9,695
Refund advance expense	47	239	1,923	1,869
Card processing	34,314	26,342	104,061	75,949
Occupancy and equipment expense	9,070	8,595	27,211	25,417
Operating lease equipment depreciation	10,465	10,517	31,312	34,864
Legal and consulting	5,410	5,089	16,443	19,469
Intangible amortization	983	1,168	3,207	3,861
Impairment expense	999	2,749	3,012	3,273
Other expense	11,806	10,750	37,347	34,410
Total noninterest expense	123,679	114,578	383,384	346,773

Income before income tax expense	47,170	48,847	161,566	148,390

Income tax expense	5,123	3,243	26,088	18,996

Net income before noncontrolling interest	42,047	45,604	135,478	129,394
Net income attributable to noncontrolling interest	212	508	718	1,685
Net income attributable to parent	$41,835	$45,096	$134,760	$127,709

Earnings per common share:
Basic	$1.66	$1.69	$5.27	$4.63
Diluted	$1.66	$1.68	$5.27	$4.62
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Net income before noncontrolling interest	$42,047	$45,604	$135,478	$129,394

Other comprehensive income (loss):
Change in net unrealized gain (loss) on debt securities	(1,463)	(26,673)	63,659	6,483
	(1,463)	(26,673)	63,659	6,483
Unrealized gain (loss) on currency translation	(297)	495	(260)	942
Deferred income tax effect	(338)	(6,111)	15,948	2,241
Total other comprehensive income (loss)	(1,422)	(20,067)	47,451	5,184
Total comprehensive income	40,625	25,537	182,929	134,578
Total comprehensive income attributable to noncontrolling interest	212	508	718	1,685
Comprehensive income attributable to parent	$40,413	$25,029	$182,211	$132,893
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Pathward Financial, Inc. Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
Three Months Ended June 30, 2024
Balance, March 31, 2024	$254	$634,415	$317,964	$(206,570)	$(6,181)	$739,882	$(420)	$739,462
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,257)	—	—	(1,257)	—	(1,257)
Repurchases of common stock	(3)	3	(15,150)	—	—	(15,150)	—	(15,150)
Stock compensation	—	1,866	—	—	—	1,866	—	1,866
Total other comprehensive loss	—	—	—	(1,422)	—	(1,422)	—	(1,422)
Net income	—	—	41,835	—	—	41,835	212	42,047
Net distribution to noncontrolling interest	—	—	—	—	—	—	(298)	(298)
Balance, June 30, 2024	$251	$636,284	$343,392	$(207,992)	$(6,181)	$765,754	$(506)	$765,248

Three Months Ended June 30, 2023
Balance, March 31, 2023	$271	$623,250	$245,046	$(187,829)	$(6,943)	$673,795	$(551)	$673,244
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,327)	—	—	(1,327)	—	(1,327)
Repurchases of common stock	(5)	5	(21,715)	—	—	(21,715)	—	(21,715)
Stock compensation	—	2,570	—	—	—	2,570	—	2,570
Total other comprehensive loss	—	—	—	(20,067)	—	(20,067)	—	(20,067)
Net income	—	—	45,096	—	—	45,096	508	45,604
Net distribution to noncontrolling interest	—	—	—	—	—	—	(588)	(588)
Balance, June 30, 2023	$266	$625,825	$267,100	$(207,896)	$(6,943)	$678,352	$(631)	$677,721

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Pathward Financial, Inc. Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
Nine Months Ended June 30, 2024
Balance, September 30, 2023	$262	$628,500	$278,655	$(255,443)	$(344)	$651,630	$(1,005)	$650,625
Cash dividends declared on common stock ($0.15 per share)	—	—	(3,824)	—	—	(3,824)	—	(3,824)
Issuance of common stock due to restricted stock	3	—	—	—	—	3	—	3
Repurchases of common stock	(14)	14	(65,676)	—	(5,837)	(71,513)	—	(71,513)
Stock compensation	—	7,770	—	—	—	7,770	—	7,770
Total other comprehensive income	—	—	—	47,451	—	47,451	—	47,451
Joint venture membership interest divestiture	—	—	(523)	—	—	(523)	—	(523)
Net income	—	—	134,760	—	—	134,760	718	135,478
Net distribution to noncontrolling interest	—	—	—	—	—	—	(219)	(219)
Balance, June 30, 2024	$251	$636,284	$343,392	$(207,992)	$(6,181)	$765,754	$(506)	$765,248

Nine Months Ended June 30, 2023
Balance, September 30, 2022	$288	$617,403	$245,394	$(213,080)	$(4,835)	$645,170	$(30)	$645,140
Cash dividends declared on common stock ($0.15 per share)	—	—	(4,115)	—	—	(4,115)	—	(4,115)
Issuance of common stock due to restricted stock	1	—	—	—	—	1	—	1
Repurchases of common stock	(23)	23	(101,888)	—	(2,108)	(103,996)	—	(103,996)
Stock compensation	—	8,399	—	—	—	8,399	—	8,399
Total other comprehensive income	—	—	—	5,184	—	5,184	—	5,184
Net income	—	—	127,709	—	—	127,709	1,685	129,394
Net distribution to noncontrolling interest	—	—	—	—	—	—	(2,286)	(2,286)
Balance, June 30, 2023	$266	$625,825	$267,100	$(207,896)	$(6,943)	$678,352	$(631)	$677,721
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30,
(Dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income before noncontrolling interest	$135,478	$129,394
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	43,832	49,506
Provision for credit loss	41,823	48,312
Provision for deferred taxes	7,762	4,895
Originations of loans held for sale	(1,426,973)	(941,502)
Proceeds from sales of loans held for sale	1,468,162	870,132
Net change in loans held for sale	18,062	5,456
Net realized (gain) on loans held for sale	(3,091)	(235)
Net realized (gain) on trademarks	—	(10,000)
Net realized (gain) on other	(6,119)	(91)
Impairment on rental equipment	2,013	24
Net change in accrued interest receivable	(8,473)	(4,353)
Net change in other assets	(13,705)	22,193
Net change in accrued expenses and other liabilities	51,978	6,519
Stock compensation	7,770	8,399
Net cash provided by operating activities	318,519	188,649

Cash flows from investing activities:
Purchases of securities available for sale	—	(150,751)
Proceeds from maturities of and principal collected on securities available for sale	141,801	127,071
Proceeds from maturities of and principal collected on securities held to maturity	2,430	3,758
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(276,025)	(206,104)
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	279,787	204,026
Purchases of loans and leases	(229,912)	(197,549)
Net change in loans and leases	147,134	(42,484)
Purchases of premises, furniture, and equipment	(5,784)	(4,973)
Purchases of rental equipment	(221,681)	(373,063)
Proceeds from sales of rental equipment	7,302	9,373
Net change in rental equipment	408	(279)
Proceeds from sales of foreclosed real estate and repossessed assets	—	1
Proceeds from sale of trademarks	—	10,000
Proceeds from sale of other assets	6,466	—
Net cash (used in) investing activities	(148,074)	(620,974)

Cash flows from financing activities:
Net change in deposits	(157,666)	440,939
Net change in short-term borrowings	(13,000)	230,000
Principal payments on other liabilities	(621)	(1,416)
Payment of debt issuance costs	—	(511)
Dividends paid on common stock	(3,824)	(4,115)
Issuance of common stock due to restricted stock	3	1
Repurchases of common stock	(71,513)	(103,996)
Investment by (distributions to) noncontrolling interest	(219)	(2,286)
Net cash provided by (used in) financing activities	(246,840)	558,616

Effect of exchange rate changes on cash	(259)	942

Net change in cash and cash equivalents	(76,654)	127,233

Cash and cash equivalents at beginning of fiscal year	375,580	388,038
Cash and cash equivalents at end of fiscal period	$298,926	$515,271

	Nine Months Ended June 30,
(Dollars in thousands)	2024	2023
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$15,988	$5,556
Income taxes	13,996	11,260
Franchise and other taxes	620	649
Supplemental schedule of non-cash investing activities:
Purchases/sales of securities accrued, not settled
Trade Date Purchases - AFS	—	3,026
Transfers
Held for sale to loans and leases	8,403	158
Loans and leases to rental equipment	3,847	2,168
Rental equipment to loan and leases	187,505	311,278
Recognition of operating lease ROU assets, net of measurements	654	—
Joint venture membership interest divestiture	523	—
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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three and nine months ended June 30, 2024 are not necessarily indicative of the results expected for the fiscal year ending September 30, 2024.

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

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt Securities AFS
At June 30, 2024
Corporate securities	$25,000	$—	$(5,375)	$19,625
SBA securities	90,960	—	(7,389)	83,571
Obligations of states and political subdivisions	502	—	(36)	466
Non-bank qualified obligations of states and political subdivisions	252,583	8	(36,424)	216,167
Asset-backed securities	211,421	418	(4,679)	207,160
Mortgage-backed securities	1,420,440	3	(221,972)	1,198,471
Total debt securities AFS	$2,000,906	$429	$(275,875)	$1,725,460
At September 30, 2023
Corporate securities	$25,000	$—	$(6,750)	$18,250
SBA securities	95,549	—	(10,307)	85,242
Obligations of states and political subdivisions	2,368	—	(79)	2,289
Non-bank qualified obligations of states and political subdivisions	269,396	—	(42,673)	226,723
Asset-backed securities	255,384	234	(9,419)	246,199
Mortgage-backed securities	1,495,636	—	(270,111)	1,225,525
Total debt securities AFS	$2,143,333	$234	$(339,339)	$1,804,228

Debt Securities HTM
At June 30, 2024
Non-bank qualified obligations of states and political subdivisions	$31,970	$—	$(3,521)	$28,449
Mortgage-backed securities	2,056	—	(268)	1,788
Total debt securities HTM	$34,026	$—	$(3,789)	$30,237
At September 30, 2023
Non-bank qualified obligations of states and political subdivisions	$34,415	$—	$(4,844)	$29,571
Mortgage-backed securities	2,176	—	(322)	1,854
Total debt securities HTM	$36,591	$—	$(5,166)	$31,425

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in thousands)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Debt Securities AFS
At June 30, 2024
Corporate securities	$—	$—	$19,625	$(5,375)	$19,625	$(5,375)
SBA securities	—	—	83,571	(7,389)	83,571	(7,389)
Obligations of state and political subdivisions	—	—	466	(36)	466	(36)
Non-bank qualified obligations of states and political subdivisions	—	—	214,139	(36,424)	214,139	(36,424)
Asset-backed securities	—	—	94,518	(4,679)	94,518	(4,679)
Mortgage-backed securities	2,635	(42)	1,194,791	(221,930)	1,197,426	(221,972)
Total debt securities AFS	$2,635	$(42)	$1,607,110	$(275,833)	$1,609,745	$(275,875)
At September 30, 2023
Corporate securities	$—	$—	$18,250	$(6,750)	$18,250	$(6,750)
SBA securities	22,327	(1,919)	62,915	(8,388)	85,242	(10,307)
Obligations of state and political subdivisions	—	—	2,289	(79)	2,289	(79)
Non-bank qualified obligations of states and political subdivisions	5,010	(83)	221,714	(42,590)	226,723	(42,673)
Asset-backed securities	46,528	(224)	115,608	(9,195)	162,136	(9,419)
Mortgage-backed securities	18,311	(944)	1,207,214	(269,167)	1,225,525	(270,111)
Total debt securities AFS	$92,176	$(3,170)	$1,627,990	$(336,169)	$1,720,165	$(339,339)

Debt Securities HTM
At June 30, 2024
Non-bank qualified obligations of states and political subdivisions	$—	$—	$28,449	$(3,521)	$28,449	$(3,521)
Mortgage-backed securities	—	—	1,788	(268)	1,788	(268)
Total debt securities HTM	$—	$—	$30,237	$(3,789)	$30,237	$(3,789)
At September 30, 2023
Non-bank qualified obligations of states and political subdivisions	$—	$—	$29,571	$(4,844)	$29,571	$(4,844)
Mortgage-backed securities	—	—	1,854	(322)	1,854	(322)
Total debt securities HTM	$—	$—	$31,425	$(5166)	$31,425	$(5,166)

The decrease in the fair value of investment securities balances when comparing June 30, 2024 to September 30, 2023 was primarily driven by principal pay downs during the nine months. At June 30, 2024, there were 193 securities AFS in an unrealized loss position. All of the mortgage-backed securities ("MBS") in an unrealized loss position at June 30, 2024 were government guaranteed. Management assessed each investment security with unrealized losses for credit loss and determined all unrealized losses on these securities were due to adverse market conditions and/or change in interest rates versus credit loss. As part of that assessment, management evaluated and concluded that it is more-likely-than-not that the Company will not be required and does not intend to sell any of the securities prior to recovery of the amortized cost. At June 30, 2024, there was no allowance for credit losses ("ACL") for debt securities AFS or debt securities HTM.

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

(Dollars in thousands)	At June 30, 2024		At September 30, 2023
Debt Securities AFS	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$513	$506	$5,023	$4,971
Due after one year through five years	20,007	18,631	11,175	10,292
Due after five years through ten years	72,379	63,601	79,139	66,428
Due after ten years	487,567	444,251	552,360	497,012
	580,466	526,989	647,697	578,703
Mortgage-backed securities	1,420,440	1,198,471	1,495,636	1,225,525
Total debt securities AFS	$2,000,906	$1,725,460	$2,143,333	$1,804,228

Debt Securities HTM
Due after ten years	$31,970	$28,449	$34,415	$29,571
	31,970	28,449	34,415	29,571
Mortgage-backed securities	2,056	1,788	2,176	1,854
Total debt securities HTM	$34,026	$30,237	$36,591	$31,425

Federal Reserve Bank ("FRB") Stock. The Bank is required by federal law to subscribe to capital stock (divided into shares of $100 each) as a member of the FRB of Minneapolis with an amount equal to six per centum of the paid-up capital stock and surplus. One-half of the subscription is paid at time of application, and one-half is subject to call of the Board of Governors of the Federal Reserve System. FRB of Minneapolis stock held by the Bank totaled $19.7 million at June 30, 2024 and September 30, 2023. These equity securities are 'restricted' in that they can only be owned by member banks.

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

The FHLB stock is carried at cost since it is generally redeemable at par value. The carrying value of the stock held at the FHLB was $4.8 million and $8.5 million at June 30, 2024 and at September 30, 2023, respectively.

These equity securities are ‘restricted’ in that they can only be sold back to the respective institution from which they were acquired or another member institution at par. Therefore, FRB and FHLB stocks are less liquid than other marketable equity securities, and the cost approximates fair value.

Equity Securities. The Company held $4.3 million and $3.4 million in marketable equity securities within other assets on the Condensed Consolidated Statements of Financial Condition at June 30, 2024 and September 30, 2023, respectively. The Company recognized $0.2 million unrealized losses on marketable equity securities during the nine months ended June 30, 2024 and 2023. No such securities were sold during the nine months ended June 30, 2024.

Non-marketable equity securities with a readily determinable fair value totaled $10.5 million and $8.4 million at June 30, 2024 and September 30, 2023, respectively. These securities are held within other assets on the Condensed Consolidated Statements of Financial Condition. The Company recognized $0.6 million in unrealized gains and $0.1 million in unrealized losses during the nine months ended June 30, 2024 and 2023, respectively. No such securities were sold during the nine months ended June 30, 2024.

Non-marketable equity securities without readily determinable fair value totaled $13.8 million and $16.2 million at June 30, 2024 and September 30, 2023, respectively, reflecting Company ownership interests in other entities through its Pathward Venture Capital, LLC, a wholly-owned service corporation subsidiary of the Bank that was formed in 2017 for the purpose of making minority equity investments, and other corporate investments. During the quarter ended June 30, 2024, the Company recognized a $2.4 million gain on Visa shares previously carried at cost basis of $0 since 2008. On April 8, 2024, Visa Inc. announced the commencement of an exchange offer for Visa Class B-1 common stock and the Company subsequently tendered its Visa Class B-1 common stock in exchange for a combination of Visa Class C common stock and Visa Class B-2 common stock. After entering the exchange, the Company sold its Visa Class C and Visa Class B-2 common stock in the secondary market. There was one additional such security sold during the nine months ended June 30, 2024 for a $2.5 million gain which is included in gain on sale of other on the Condensed Consolidated Statements of Operations.

Equity Securities Impairment. The Company evaluates impairment for investments held at cost on at least an annual basis based on the ultimate recoverability of the par value. All other equity investments, including those under the equity method, are reviewed for other-than-temporary impairment on at least a quarterly basis. The Company recognized $1.0 million and $3.2 million impairment for such investments for the nine months ended June 30, 2024 and 2023, respectively.

NOTE 4. LOANS AND LEASES, NET

Loans and leases consist of the following:

(Dollars in thousands)	June 30, 2024	September 30, 2023
Term lending	$1,533,722	$1,308,133
Asset-based lending	473,289	382,371
Factoring	350,740	358,344
Lease financing	155,044	183,392
Insurance premium finance	617,054	800,077
SBA/USDA	563,689	524,750
Other commercial finance	166,653	166,091
Commercial finance	3,860,191	3,723,158
Consumer finance	253,358	254,416
Tax services	43,184	5,192
Warehouse finance	449,962	376,915
Total loans and leases	4,606,695	4,359,681
Net deferred loan origination costs	5,857	6,435
Total gross loans and leases	4,612,552	4,366,116
Allowance for credit losses	(79,836)	(49,705)
Total loans and leases, net	$4,532,716	$4,316,411

During the nine months ended June 30, 2024 and 2023, the Company originated $1.43 billion and $941.5 million of commercial finance and consumer finance as held for sale, respectively.

The Company sold held for sale loans resulting in proceeds of $1.47 billion and a $3.1 million gain on sale during the nine months ended June 30, 2024. The Company sold held for sale loans resulting in proceeds of $870.1 million and gain on sale of $0.2 million during the nine months ended June 30, 2023.

Loans purchased and sold by portfolio segment, including participation interests, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Loans Purchased
Loans held for investment:
Commercial finance	$11,000	$—	$11,000	$—
Warehouse finance	55,821	9,715	218,912	197,549
Total purchases	$66,821	$9,715	$229,912	$197,549
Loans Sold
Loans held for sale:
Commercial finance	$24,173	$11,114	$49,218	$12,263
Consumer finance	474,991	254,655	1,418,944	857,869
Total sales	$499,164	$265,769	$1,468,162	$870,132

Leasing Portfolio. The net investment in direct financing and sales-type leases was comprised of the following:

(Dollars in thousands)	June 30, 2024	September 30, 2023
Minimum lease payments receivable	$164,458	$191,807
Unguaranteed residual assets	10,442	12,709
Unamortized initial direct costs	62	141
Unearned income	(19,846)	(21,124)
Total net investment in direct financing and sales-type leases	$155,116	$183,533

The components of total lease income were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Interest income - loans and leases
Interest income on net investments in direct financing and sales-type leases	$2,908	$2,858	$8,869	$8,821

Leasing and equipment finance noninterest income
Lease income from operating lease payments	13,589	13,780	40,449	39,176
Other(1)	1,051	833	2,644	1,179
Total leasing and equipment finance noninterest income	14,640	14,613	43,093	40,355
Total lease income	$17,548	$17,471	$51,962	$49,176
(1) Other leasing and equipment finance noninterest income consists of gains (losses) on sales of leased equipment, fees and service charges on leases and gains (losses) on sales of leases.

Undiscounted future minimum lease payments receivable for direct financing and sales-type leases, and a reconciliation to the carrying amount recorded at June 30, 2024 were as follows:

(Dollars in thousands)
Remaining in 2024	$17,056
2025	54,962
2026	36,939
2027	22,897
2028	17,622
Thereafter	14,982
Total undiscounted future minimum lease payments receivable for direct financing and sales-type leases	164,458
Third-party residual value guarantees	—
Total carrying amount of direct financing and sales-type leases	$164,458

The Company did not record any contingent rental income from direct financing and sales-type leases in the nine months ended June 30, 2024.

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

Activity in the allowance for credit losses and balances of loans and leases by portfolio segment was as follows:

	Three Months Ended June 30, 2024
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$28,627	$5,962	$(4,628)	$698	$30,659
Asset-based lending	1,215	10	—	9	1,234
Factoring	6,814	1,369	(2,389)	18	5,812
Lease financing	1,551	(86)	—	29	1,494
Insurance premium finance	1,409	480	(263)	26	1,652
SBA/USDA	2,942	358	(456)	—	2,844
Other commercial finance	1,720	(321)	—	—	1,399
Commercial finance	44,278	7,772	(7,736)	780	45,094
Consumer finance	4,576	1,099	(36)	—	5,639
Tax services	31,528	(3,285)	(820)	1,230	28,653
Warehouse finance	395	55	—	—	450
Total loans and leases	80,777	5,641	(8,592)	2,010	79,836
Unfunded commitments(1)	743	240	—	—	983
Total	$81,520	$5,881	$(8,592)	$2,010	$80,819
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.

	Three Months Ended June 30, 2023
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$28,415	$250	$(2,852)	$825	$26,638
Asset-based lending	1,081	68	—	154	1,303
Factoring	5,588	493	(140)	1	5,942
Lease financing	4,549	(355)	(302)	(26)	3,866
Insurance premium finance	1,263	1,094	(443)	158	2,072
SBA/USDA	2,640	24	—	—	2,664
Other commercial finance	4,332	(253)	—	—	4,079
Commercial finance	47,868	1,321	(3,737)	1,112	46,564
Consumer finance	2,965	738	(1,860)	—	1,843
Tax services	33,094	(229)	(404)	671	33,132
Warehouse finance	377	—	—	—	377
Total loans and leases	84,304	1,830	(6,001)	1,783	81,916
Unfunded commitments(1)	356	(57)	—	—	299
Total	$84,660	$1,773	$(6,001)	$1,783	$82,215
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.

	Nine Months Ended June 30, 2024
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$25,686	$18,087	$(14,925)	$1,811	$30,659
Asset-based lending	2,738	(1,754)	—	250	1,234
Factoring	6,566	1,497	(2,424)	173	5,812
Lease financing	3,302	(1,867)	(125)	184	1,494
Insurance premium finance	2,637	(291)	(923)	229	1,652
SBA/USDA	2,962	338	(456)	—	2,844
Other commercial finance	3,089	(1,690)	—	—	1,399
Commercial finance	46,980	14,320	(18,853)	2,647	45,094
Consumer finance	2,346	3,427	(136)	2	5,639
Tax services	2	23,292	(1,965)	7,324	28,653
Warehouse finance	377	73	—	—	450
Total loans and leases	49,705	41,112	(20,954)	9,973	79,836
Unfunded commitments(1)	272	711	—	—	983
Total	$49,977	$41,823	$(20,954)	$9,973	$80,819
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.

	Nine Months Ended June 30, 2023
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$24,621	$7,895	$(7,374)	$1,496	$26,638
Asset-based lending	1,050	2,972	(2,873)	154	1,303
Factoring	6,556	(311)	(323)	20	5,942
Lease financing	5,902	(976)	(1,315)	255	3,866
Insurance premium finance	1,450	1,202	(852)	272	2,072
SBA/USDA	3,263	(625)	—	26	2,664
Other commercial finance	1,310	2,769	—	—	4,079
Commercial finance	44,152	12,926	(12,737)	2,223	46,564
Consumer finance	1,463	2,573	(2,193)	—	1,843
Tax services	5	32,830	(2,135)	2,432	33,132
Warehouse finance	327	50	—	—	377
Total loans and leases	45,947	48,379	(17,065)	4,655	81,916
Unfunded commitments(1)	366	(67)	—	—	299
Total	$46,312	$48,312	$(17,065)	$4,655	$82,215
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.

Information on loans and leases that are deemed to be collateral dependent and are evaluated individually for the ACL was as follows:

(Dollars in thousands)	At June 30, 2024	At September 30, 2023
Term lending	$14,425	$3,516
Asset-based lending	—	19,226
Factoring	—	1,133
Lease financing	5,909	630
SBA/USDA	1,419	750
Commercial finance(1)	21,753	25,255
Total	$21,753	$25,255
(1) For Commercial Finance, collateral dependent financial assets have collateral in the form of cash, equipment, or other business assets.

Management has identified certain structured finance credits for alternative energy projects in which a substantial cash collateral account has been established to mitigate credit risk. Due to the nature of the transactions and significant cash collateral positions, these credits are evaluated individually. The balance of these pass rated cash collateral loans totaled $109.0 million and $117.0 million at June 30, 2024 and at September 30, 2023, respectively.

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

The Company has various portfolios of consumer finance and tax services loans that present unique risks that are statistically managed. Due to the unique risks associated with these portfolios, the Company monitors other credit quality indicators in its evaluation of the appropriateness of the ACL on these portfolios, and as such, these loans are not included in the asset classification table below. The outstanding balances of consumer finance loans and tax services loans were $253.4 million and $43.2 million at June 30, 2024, respectively, and $254.4 million and $5.2 million at September 30, 2023, respectively. The amortized cost basis of loans and leases by asset classification and year of origination was as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At June 30, 2024	2024	2023	2022	2021	2020	Prior
Term lending
Pass	$401,657	$475,168	$119,617	$67,910	$52,871	$46,207	$—	$1,163,430
Watch	68,494	56,746	40,545	45,016	2,967	2,676	—	216,444
Special mention	8,797	3,641	7,043	20,568	7,680	21	—	47,750
Substandard	16,990	24,672	16,907	18,418	19,170	2,684	—	98,841
Doubtful	—	2,713	2,355	963	487	739	—	7,257
Total	495,938	562,940	186,467	152,875	83,175	52,327	—	1,533,722
Current period charge-offs	—	1,976	7,241	3,211	1,789	708	—	14,925
Asset-based lending
Pass	—	—	—	—	—	—	222,125	222,125
Watch	—	—	—	—	—	—	233,343	233,343
Special mention	—	—	—	—	—	—	13,875	13,875
Substandard	—	—	—	—	—	—	3,946	3,946
Total	—	—	—	—	—	—	473,289	473,289
Current period charge-offs	—	—	—	—	—	—	—	—
Factoring
Pass	—	—	—	—	—	—	287,625	287,625
Watch	—	—	—	—	—	—	56,232	56,232
Special mention	—	—	—	—	—	—	577	577
Substandard	—	—	—	—	—	—	6,273	6,273
Doubtful	—	—	—	—	—	—	33	33
Total	—	—	—	—	—	—	350,740	350,740
Current period charge-offs	—	—	—	—	—	—	2,424	2,424
Lease financing
Pass	34,430	55,730	18,396	8,546	10,519	2,583	—	130,204
Watch	1,157	—	387	8,489	2,258	8	—	12,299
Special mention	—	265	—	12	192	116	—	585
Substandard	—	5,902	381	2,479	2,015	819	—	11,596
Doubtful	—	—	—	147	27	186	—	360
Total	35,587	61,897	19,164	19,673	15,011	3,712	—	155,044
Current period charge-offs	—	—	—	58	67	—	—	125

Insurance premium finance
Pass	600,053	16,207	—	—	—	—	—	616,260
Watch	228	133	—	—	—	—	—	361
Special mention	82	73	—	—	—	—	—	155
Substandard	41	108	—	—	—	—	—	149
Doubtful	33	96	—	—	—	—	—	129
Total	600,437	16,617	—	—	—	—	—	617,054
Current period charge-offs	24	726	173	—	—	—	—	923
SBA/USDA
Pass	46,314	181,467	181,385	21,135	30,045	39,910	—	500,256
Watch	—	11,992	—	1,054	11	3,052	—	16,109
Special mention	—	—	55	55	—	471	—	581
Substandard	—	11,736	12,281	1,606	9,539	11,180	—	46,342
Doubtful	—	300	—	—	—	101	—	401
Total	46,314	205,495	193,721	23,850	39,595	54,714	—	563,689
Current period charge-offs	—	250	79	—	127	—	—	456
Other commercial finance
Pass	20,667	2,240	9,748	32,361	1,214	72,607	—	138,837
Watch	—	2,490	—	—	—	—	—	2,490
Substandard	—	2,645	19	22,662	—	—	—	25,326
Total	20,667	7,375	9,767	55,023	1,214	72,607	—	166,653
Current period charge-offs	—	—	—	—	—	—	—	—
Warehouse finance
Pass	—	—	—	—	—	—	449,962	449,962
Total	—	—	—	—	—	—	449,962	449,962
Current period charge-offs	—	—	—	—	—	—	—	—
Total loans and leases
Pass	1,103,121	730,812	329,146	129,952	94,649	161,307	959,712	3,508,699
Watch	69,879	71,361	40,932	54,559	5,236	5,736	289,575	537,278
Special mention	8,879	3,979	7,098	20,635	7,872	608	14,452	63,523
Substandard	17,031	45,063	29,588	45,165	30,724	14,683	10,219	192,473
Doubtful	33	3,109	2,355	1,110	514	1,026	33	8,180
Total	$1,198,943	$854,324	$409,119	$251,421	$138,995	$183,360	$1,273,991	$4,310,153
Current period charge-offs	$24	$2,952	$7,493	$3,269	$1,983	$708	$2,424	$18,853

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At September 30, 2023	2023	2022	2021	2020	2019	Prior
Term lending
Pass	$539,448	$149,190	$99,677	$73,132	$14,368	$85,812	$—	$961,627
Watch	53,481	51,036	58,041	12,230	4,483	727	—	179,998
Special mention	26,539	13,853	20,463	723	2,932	75	—	64,585
Substandard	20,437	30,451	14,729	24,613	3,872	764	—	94,866
Doubtful	200	2,655	1,691	1,121	165	1,225	—	7,057
Total	640,105	247,185	194,601	111,819	25,820	88,603	—	1,308,133
Asset-based lending
Pass	—	—	—	—	—	—	161,744	161,744
Watch	—	—	—	—	—	—	174,243	174,243
Special mention	—	—	—	—	—	—	26,382	26,382
Substandard	—	—	—	—	—	—	19,501	19,501
Doubtful	—	—	—	—	—	—	501	501
Total	—	—	—	—	—	—	382,371	382,371
Factoring
Pass	—	—	—	—	—	—	270,754	270,754
Watch	—	—	—	—	—	—	70,833	70,833

Special mention	—	—	—	—	—	—	8,892	8,892
Substandard	—	—	—	—	—	—	7,865	7,865
Total	—	—	—	—	—	—	358,344	358,344
Lease financing
Pass	57,123	15,941	15,167	27,489	4,036	1,281	—	121,037
Watch	793	10,436	12,566	4,494	1,579	55	—	29,923
Special mention	—	—	847	415	195	—	—	1,457
Substandard	14,890	1,983	7,082	3,660	3,062	33	—	30,710
Doubtful	—	—	71	61	—	133	—	265
Total	72,806	28,360	35,733	36,119	8,872	1,502	—	183,392
Insurance premium finance
Pass	797,267	1,210	—	—	—	—	—	798,477
Watch	858	34	—	—	—	—	—	892
Special mention	250	15	—	—	—	—	—	265
Substandard	91	20	—	—	—	—	—	111
Doubtful	180	152	—	—	—	—	—	332
Total	798,646	1,431	—	—	—	—	—	800,077
SBA/USDA
Pass	158,675	148,525	26,244	36,274	8,798	18,252	—	396,768
Watch	49,010	48,833	658	51	357	2,572	—	101,481
Special mention	—	—	530	—	—	—	—	530
Substandard	252	2,356	1,718	5,418	8,509	7,718	—	25,971
Total	207,937	199,714	29,150	41,743	17,664	28,542	—	524,750
Other commercial finance
Pass	2,330	18,927	32,737	1,137	10,122	69,927	—	135,180
Watch	1,742	—	—	—	—	—	—	1,742
Substandard	2,753	450	25,708	—	—	258	—	29,169
Total	6,825	19,377	58,445	1,137	10,122	70,185	—	166,091
Warehouse finance
Pass	—	—	—	—	—	—	376,915	376,915
Total	—	—	—	—	—	—	376,915	376,915
Total loans and leases
Pass	1,554,843	333,793	173,825	138,032	37,324	175,272	809,413	3,222,502
Watch	105,884	110,339	71,265	16,775	6,419	3,354	245,076	559,112
Special mention	26,789	13,868	21,840	1,138	3,127	75	35,274	102,111
Substandard	38,423	35,260	49,237	33,691	15,443	8,773	27,366	208,193
Doubtful	380	2,807	1,762	1,182	165	1,358	501	8,155
Total	$1,726,319	$496,067	$317,929	$190,818	$62,478	$188,832	$1,117,630	$4,100,073

Past due loans and leases were as follows:

	At June 30, 2024
	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Nonaccrual Balance	Total
Loans held for sale	$—	$—	$—	$—	$29,380	$29,380	$—	$—	$—

Term lending	22,708	4,523	11,403	38,634	1,495,088	1,533,722	4,843	23,871	28,714
Asset-based lending	—	—	—	—	473,289	473,289	—	—	—
Factoring	—	—	—	—	350,740	350,740	—	40	40
Lease financing	2,386	51	2,634	5,071	149,973	155,044	2,293	548	2,841
Insurance premium finance	1,584	2,463	1,227	5,274	611,780	617,054	1,227	—	1,227
SBA/USDA	1,546	311	1,807	3,664	560,025	563,689	64	3,154	3,218
Other commercial finance	—	—	—	—	166,653	166,653	—	—	—
Commercial finance	28,224	7,348	17,071	52,643	3,807,548	3,860,191	8,427	27,613	36,040
Consumer finance	4,496	3,534	8,588	16,618	236,740	253,358	8,588	—	8,588
Tax services	—	43,184	—	43,184	—	43,184	—	—	—
Warehouse finance	—	—	—	—	449,962	449,962	—	—	—
Total loans and leases held for investment	32,720	54,066	25,659	112,445	4,494,250	4,606,695	17,015	27,613	44,628
Total loans and leases	$32,720	$54,066	$25,659	$112,445	$4,523,629	$4,636,074	$17,015	$27,613	$44,628

	At September 30, 2023
	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Nonaccrual Balance	Total
Loans held for sale	$626	$549	$306	$1,481	$76,298	$77,779	$306	$—	$306

Term lending	13,898	7,723	11,136	32,757	1,275,376	1,308,133	3,737	15,324	19,061
Asset-based lending	—	—	123	123	382,248	382,371	—	18,082	18,082
Factoring	—	—	—	—	358,344	358,344	—	1,298	1,298
Lease financing	6,865	158	4,828	11,851	171,541	183,392	4,242	1,666	5,908
Insurance premium finance	2,159	1,262	2,339	5,760	794,317	800,077	2,339	—	2,339
SBA/USDA	512	—	1,835	2,347	522,403	524,750	833	1,002	1,835
Other commercial finance	—	—	91	91	166,000	166,091	91	—	91
Commercial finance	23,434	9,143	20,352	52,929	3,670,229	3,723,158	11,242	37,372	48,614
Consumer finance	2,992	2,425	2,210	7,627	246,789	254,416	2,210	—	2,210
Tax services	—	—	5,082	5,082	110	5,192	5,082	—	5,082
Warehouse finance	—	—	—	—	376,915	376,915	—	—	—
Total loans and leases held for investment	26,426	11,568	27,644	65,638	4,294,043	4,359,681	18,534	37,372	55,906
Total loans and leases	$27,052	$12,117	$27,950	$67,119	$4,370,341	$4,437,460	$18,840	$37,372	$56,212

Nonaccrual loans and leases by year of origination were as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
At June 30, 2024	2024	2023	2022	2021	2020	Prior
Term lending	$9,284	$2,830	$5,082	$1,712	$1,218	$3,745	$—	$23,871	$—
Factoring	—	—	—	—	—	—	40	40	—
Lease financing	—	153	—	155	2	238	—	548	—
SBA/USDA	—	1,037	—	—	1,598	519	—	3,154	681
Commercial finance	9,284	4,020	5,082	1,867	2,818	4,502	40	27,613	681
Total nonaccrual loans and leases	$9,284	$4,020	$5,082	$1,867	$2,818	$4,502	$40	$27,613	$681

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
At September 30, 2023	2023	2022	2021	2020	2019	Prior
Term lending	$865	$4,942	$2,933	$2,165	$3,134	$1,285	$—	$15,324	$—
Asset-based lending	—	—	—	—	—	—	18,082	18,082	—
Factoring	—	—	—	—	—	—	1,298	1,298	—
Lease financing	—	—	446	660	—	560	—	1,666	1
SBA/USDA	—	750	—	—	—	252	—	1,002	—
Commercial finance	865	5,692	3,379	2,825	3,134	2,097	19,380	37,372	1
Total nonaccrual loans and leases	$865	$5,692	$3,379	$2,825	$3,134	$2,097	$19,380	$37,372	$1

Loans and leases that are 90 days or more delinquent and accruing by year of origination were as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At June 30, 2024	2024	2023	2022	2021	2020	Prior
Term lending	$1,570	$2,154	$746	$175	$180	$18	$—	$4,843
Lease financing	220	—	1,258	287	53	475	—	2,293
Insurance premium finance	699	528	—	—	—	—	—	1,227
SBA/USDA	—	—	—	—	48	16	—	64
Commercial finance	2,489	2,682	2,004	462	281	509	—	8,427
Consumer finance	6,535	1,516	397	140	—	—	—	8,588
Total loans and leases held for investment	9,024	4,198	2,401	602	281	509	—	17,015
Total 90 days or more delinquent and accruing	$9,024	$4,198	$2,401	$602	$281	$509	$—	$17,015

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At September 30, 2023	2023	2022	2021	2020	2019	Prior
Loans held for sale	$306	$—	$—	$—	$—	$—	$—	$306
Term lending	1,604	1,371	500	233	29	—	—	3,737
Lease financing	151	490	979	784	1,794	44	—	4,242
Insurance premium finance	—	414	114	—	334	1,477	—	2,339
SBA/USDA	—	—	—	833	—	—	—	833
Other commercial finance	—	—	—	—	—	91	—	91
Commercial finance	1,755	2,275	1,593	1,850	2,157	1,612	—	11,242
Consumer finance	891	1,045	246	—	—	—	28	2,210
Tax services	5,082	—	—	—	—	—	—	5,082
Total loans and leases held for investment	7,728	3,320	1,839	1,850	2,157	1,612	28	18,534
Total 90 days or more delinquent and accruing	$8,034	$3,320	$1,839	$1,850	$2,157	$1,612	$28	$18,840

Certain loans and leases 90 days or more past due as to interest or principal continue to accrue because they are (1) well-secured and in the process of collection or (2) consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due.

The following table provides the average recorded investment in nonaccrual loans and leases:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Term lending	$20,007	$12,637	$18,808	$10,397
Asset-based lending	—	15,792	4,896	8,452
Factoring	967	545	2,631	592
Lease financing	635	2,675	1,299	3,308
SBA/USDA	2,853	1,261	2,223	1,353
Commercial finance	24,462	32,910	29,857	24,102
Total loans and leases	$24,462	$32,910	$29,857	$24,102

The recognized interest income on the Company's nonaccrual loans and leases for the three and nine months ended June 30, 2024 and 2023 was not significant.

Effective October 1, 2023, the Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures on a prospective basis. Financial information at and for the three and nine months ended June 30, 2024 is reflected as such. The historical information disclosed is in accordance with Subtopic ASC 310-40, Receivables – Troubled Debt Restructurings by Creditors.

Modifications made to borrowers experiencing financial difficulty during the three and nine months ended June 30, 2024 were $6.1 million and $7.6 million in the commercial finance loan portfolio, respectively. The types of modifications granted were term extensions and reduced payments.

During the three and nine months ended June 30, 2024, the Company had $1.5 million of commercial finance loans where a modification was granted in the previous 12 months in which there was a payment default. As of June 30, 2024, $1.5 million of modifications granted were in the 60-89 days past due category.

No loans were modified in a TDR during the three and nine months ended June 30, 2023. The Company had an immaterial amount and $0.4 million of commercial finance loans that were modified within the previous 12 months experience a payment default during the three and nine months ended June 30, 2023, respectively. TDR net charge-offs and the impact of TDRs on the Company's allowance for credit losses were insignificant during the nine months ended June 30, 2023.

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

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted earnings per share is presented below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Basic income per common share:
Net income attributable to Pathward Financial, Inc.	$41,835	$45,096	$134,760	$127,709
Dividends and undistributed earnings allocated to participating securities	(432)	(690)	(1,181)	(1,920)
Basic net earnings available to common stockholders	41,403	44,406	133,579	125,789
Undistributed earnings allocated to nonvested restricted stockholders	419	670	1,148	1,858
Reallocation of undistributed earnings to nonvested restricted stockholders	(419)	(667)	(1,146)	(1,852)
Diluted net earnings available to common stockholders	$41,403	$44,409	$133,580	$125,795

Total weighted-average basic common shares outstanding	24,946,085	26,346,693	25,335,621	27,152,773
Effect of dilutive securities(1)
Performance share units	33,733	100,339	29,021	86,028
Total effect of dilutive securities	33,733	100,339	29,021	86,028
Total weighted-average diluted common shares outstanding	24,979,818	26,447,032	25,364,642	27,238,801

Net earnings per common share:
Basic earnings per common share	$1.66	$1.69	$5.27	$4.63
Diluted earnings per common share(2)	$1.66	$1.68	$5.27	$4.62
(1) Represents the effect of the assumed exercise of stock options and vesting of performance share units and restricted stock, as applicable, utilizing the treasury stock method.
(2) Excluded from the computation of diluted earnings per share for the three months ended June 30, 2024 and 2023, respectively, were 260,415 and 409,666 weighted average shares of nonvested restricted stock because their inclusion would be anti-dilutive. Excluded from the computation of diluted earnings per share for the nine months ended June 30, 2024 and 2023, respectively, were 224,035 and 414,539 weighted average shares of nonvested restricted stock because their inclusion would be anti-dilutive.

NOTE 6. RENTAL EQUIPMENT, NET

Rental equipment consists of the following:

(Dollars in thousands)	June 30, 2024	September 30, 2023
Computers and IT networking equipment	$23,908	$25,094
Motor vehicles and other	136,025	122,845
Other furniture and equipment	39,190	37,637
Solar panels and equipment	135,625	142,355
Total	334,748	327,931

Accumulated depreciation	(126,276)	(117,418)
Unamortized initial direct costs	1,072	1,237
Net book value	$209,544	$211,750

Future minimum lease payments expected to be received for operating leases at June 30, 2024 were as follows:

(Dollars in thousands)
Remaining in 2024	$11,141
2025	39,960
2026	30,116
2027	21,961
2028	12,686
Thereafter	12,069
Total	$127,933

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

The Company held a total of $309.5 million of goodwill at June 30, 2024. The recorded goodwill is a result of multiple business combinations that occurred from 2015 to 2018. There have been no changes to the carrying amount of goodwill during the nine months ended June 30, 2024.

The changes in the carrying amount of the Company’s intangible assets were as follows:

(Dollars in thousands)	Trademark(1)	Non-Compete	Customer Relationships(2)	All Others(3)	Total
At September 30, 2023	$7,477	$—	$9,110	$4,133	$20,720
Amortization during the period	(790)	—	(2,018)	(399)	(3,207)
At June 30, 2024	$6,687	$—	$7,092	$3,734	$17,513

Gross carrying amount	$13,774	$301	$77,578	$7,732	$99,385
Accumulated amortization	(7,087)	(301)	(59,568)	(3,845)	(70,801)
Accumulated impairment	—	—	(10,918)	(153)	(11,071)
At June 30, 2024	$6,687	$—	$7,092	$3,734	$17,513

At September 30, 2022	$8,605	$—	$12,395	$4,691	$25,691
Amortization during the period	(868)	—	(2,595)	(398)	(3,861)
At June 30, 2023	$7,737	$—	$9,800	$4,293	$21,830

Gross carrying amount	$14,624	$2,481	$82,088	$9,940	$109,133
Accumulated amortization	(6,887)	(2,481)	(61,370)	(5,429)	(76,167)
Accumulated impairment	—	—	(10,918)	(218)	(11,136)
At June 30, 2023	$7,737	$—	$9,800	$4,293	$21,830
(1) Book amortization period of 5-15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 10-30 years. Amortized using the accelerated method.
(3) Book amortization period of 3-20 years. Amortized using the straight line method.

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in the remaining three months of fiscal 2024 and subsequent fiscal years at June 30, 2024 was as follows:

(Dollars in thousands)
Remaining in 2024	$923
2025	3,569
2026	3,223
2027	2,577
2028	2,267
Thereafter	4,954
Total anticipated intangible amortization	$17,513

There were no impairments to intangible assets during the nine months ended June 30, 2024 and 2023. Intangible impairment expense is recorded within the impairment expense line of the Condensed Consolidated Statements of Operations.

NOTE 8. OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease right-of-use ("ROU") assets, included in other assets, were $25.2 million and $26.9 million at June 30, 2024 and September 30, 2023, respectively.

Operating lease liabilities, included in accrued expenses and other liabilities, were $27.0 million and $28.8 million at June 30, 2024 and September 30, 2023, respectively.

Undiscounted future minimum operating lease payments and a reconciliation to the amount recorded as operating lease liabilities at June 30, 2024 were as follows:

(Dollars in thousands)
Remaining in 2024	$1,121
2025	3,985
2026	3,435
2027	3,152
2028	3,095
Thereafter	15,545
Total undiscounted future minimum lease payments	30,333
Discount	(3,356)
Total operating lease liabilities	$26,977

The weighted-average discount rate and remaining lease term for operating leases were as follows:

	June 30, 2024	September 30, 2023
Weighted-average discount rate	2.44%	2.38%
Weighted-average remaining lease term (years)	8.93	9.66

The components of total lease costs for operating leases were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Lease expense	$990	$978	$3,007	$2,974
Short-term and variable lease cost	21	22	44	106
Sublease income	(314)	(368)	(953)	(1,040)
Total lease cost for operating leases	$697	$632	$2,098	$2,040

NOTE 9. STOCKHOLDERS' EQUITY

Repurchase of Common Stock. The Company's Board of Directors authorized the September 3, 2021 share repurchase program to repurchase up to 6,000,000 shares of the Company's outstanding common stock. This authorization is effective from September 3, 2021 through September 30, 2024. On August 25, 2023, the Company's Board of Directors announced a share repurchase program to repurchase up to an additional 7,000,000 shares of the Company's outstanding common stock on or before September 30, 2028. During the nine months ended June 30, 2024 and 2023, the Company repurchased 1,283,693 and 2,316,814 shares, respectively, as part of the share repurchase programs.

Under the repurchase programs, repurchased shares were retired and designated as authorized but unissued shares. The Company accounts for repurchased shares using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. As of June 30, 2024, 7,382,743 shares of common stock remained available for repurchase.

For the nine months ended June 30, 2024 and 2023, the Company also repurchased 122,452 and 59,626 shares, or $5.8 million and $2.1 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Retirement of Treasury Stock. The Company accounts for the retirement of repurchased shares, including treasury stock, using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. The Company retired no shares of common stock held in treasury during the nine months ended June 30, 2024 and 2023.

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

Shares have previously been granted each year to executives and senior leadership members under the applicable Company incentive plan. These shares vest at various times ranging from immediately to three years based on circumstances at time of grant. The fair value is determined based on the fair market value of the Company’s stock on the grant date. Director shares are issued to the Company’s directors, and these shares have historically vested from immediately to up to one year from the grant date.

The Company also grants selected executives PSU awards. The vesting of these awards is contingent on meeting company-wide performance goals, including earnings per share. PSUs are generally granted at the market value of the underlying share on the date of grant, adjusted for dividends, as PSUs do not participate in dividends. The awards contingently vest over a period of three years and have payout levels ranging from a threshold of 50% to a maximum of 200%. Upon vesting, each PSU earned is converted into one share of common stock.

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

The following tables show the activity of share awards (including shares of restricted stock subject to vesting, fully-vested restricted stock, and PSUs) granted, exercised or forfeited under all of the Company's incentive plans during the nine months ended June 30, 2024.

	Number of Shares	Weighted Average Fair Value at Grant
Nonvested shares outstanding, September 30, 2023	370,151	$35.87
Granted	178,917	50.41
Vested	(277,447)	39.49
Forfeited or expired	(13,864)	42.49
Nonvested shares outstanding, June 30, 2024	257,757	$41.71
	Number of Units(1)	Weighted Average Fair Value at Grant
Performance share units outstanding, September 30, 2023	155,804	$41.20
Granted	52,125	49.61
Vested	(60,984)	55.47
Forfeited or expired	(4,483)	44.59
Performance share units outstanding, June 30, 2024	142,462	$47.24
(1) The activity in this table includes 60,984 shares related to the fiscal year 2021 PSUs, which are included in this table under the assumption of a target performance achievement. The final performance was assessed after September 30, 2023, resulted in an achievement greater than target, and an additional 47,252 shares were allocated to the participants in the plan.

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

At June 30, 2024, stock-based compensation expense not yet recognized in income totaled $8.5 million, which is expected to be recognized over a weighted average remaining period of 1.54 years.

NOTE 11. INCOME TAXES

The Company recorded an income tax expense of $26.1 million for the nine months ended June 30, 2024, resulting in an effective tax rate of 16.15%, compared to an income tax expense of $19.0 million, or an effective tax rate of 12.80%, for the nine months ended June 30, 2023. The Company’s effective tax rate was lower than the U.S. statutory rate of 21% primarily because of the effect of investment tax credits during fiscal year 2024. The Company's effective tax rate in the future will depend in part on actual investment tax credits generated from qualified renewable energy property.

The table below compares the income tax expense components for the periods presented.

	Nine Months Ended June 30,
(Dollars in thousands)	2024	2023
Provision at statutory rate	$33,778	$30,808
Tax-exempt income	(522)	(600)
State income taxes	6,518	6,109
Interim period effective rate adjustment	(593)	(3,065)
Tax credit investments, net - federal	(12,556)	(13,669)
Research tax credit	(602)	(805)
IRC 162(m) nondeductible compensation	826	928
Other, net	(761)	(710)
Income tax expense	$26,088	$18,996
Effective tax rate	16.15%	12.80%

NOTE 12. REVENUE FROM CONTRACTS WITH CUSTOMERS

The table below presents the Company’s revenue by operating segment. For additional descriptions of the Company’s operating segments, including additional financial information and the underlying management accounting process, see Note 13. Segment Reporting to the Condensed Consolidated Financial Statements.

(Dollars in thousands)	Consumer		Commercial		Corporate Services/Other		Consolidated Company
Three Months Ended June 30,	2024	2023	2024	2023	2024	2023	2024	2023
Net interest income(1)	$57,875	$40,683	$52,494	$53,067	$490	$3,715	$110,859	$97,465
Noninterest income:
Refund transfer product fees	9,111	8,262	—	—	—	—	9,111	8,262
Refund advance fee income(1)	(67)	(927)	—	—	—	—	(67)	(927)
Card and deposit fees	33,151	39,450	250	253	7	5	33,408	39,708
Rental income(1)	—	—	13,615	13,756	164	224	13,779	13,980
Gain on sale of other(1)	20	—	2,264	812	2,391	9	4,675	821
Other income(1)	2,020	1,929	1,922	1,888	1,023	2,072	4,965	5,889
Total noninterest income	44,235	48,714	18,051	16,709	3,585	2,310	65,871	67,733
Revenue	$102,110	$89,397	$70,545	$69,776	$4,075	$6,025	$176,730	$165,198

Nine Months Ended June 30,
Net interest income(1)	$173,758	$116,373	$143,288	$142,149	$22,150	$24,405	$339,196	$282,927
Noninterest income:
Refund transfer product fees	38,475	39,144	—	—	—	—	38,475	39,144
Refund advance fee income(1)	43,244	37,685	—	—	—	—	43,244	37,685
Card and deposit fees	98,755	118,730	727	766	20	17	99,502	119,513
Rental income(1)	—	—	40,444	39,008	514	620	40,958	39,628
Gain on sale of trademarks	—	—	—	—	—	10,000	—	10,000
Gain on sale of other(1)	5	—	4,233	566	4,972	91	9,210	657
Other income(1)	6,230	4,470	6,395	4,907	3,563	4,544	16,188	13,921
Total noninterest income	186,709	200,029	51,799	45,247	9,069	15,272	247,577	260,548
Revenue	$360,467	$316,402	$195,087	$187,396	$31,219	$39,677	$586,773	$543,475
(1) These revenues are not within the scope of Topic 606. Additional details are included in other footnotes to the accompanying financial statements. The scope of Topic 606 explicitly excludes net interest income as well as many other revenues for financial assets and liabilities, including loans, leases, and securities.

Following is a discussion of key revenues within the scope of Topic 606. The Company provides services to customers that have related performance obligations that must be completed to recognize revenue. Revenues are generally recognized immediately upon the completion of the service or over time as services are performed. Any services performed over time generally require that the Company renders services each period; therefore, the Company measures progress in completing these services based upon the passage of time. Revenue from contracts with customers did not generate significant contract assets and liabilities for the nine months ended June 30, 2024.

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

Deposit fees relate to the BaaS and Commercial Finance business lines and consist of income from banking and deposit-related services, including account services, overdraft protection, and wire transfers. Fee income for account services is recognized over the course of the month as the performance obligation is satisfied. Fee income for overdraft protection and wire transfers is recognized at the point in time when such event occurs. For BaaS, the fees for account services and overdraft protection are based on standalone pricing within the terms and conditions of the Program Agreement with the sponsorship partner. For these relationships, the Company is considered the agent and certain expenses with the partner are netted with deposit fee revenue. For Commercial Finance, fees for wire transfers are based on standalone pricing within the terms and conditions of the customer deposit agreement. Bank and deposit fees for the BaaS and Commercial Finance business lines are included in the Consumer and Commercial reporting segments, respectively. Also included within Card and Deposit Fees for the Consumer reporting segment are servicing fees the Company recognizes for off-balance sheet custodial deposits. This fee income is for services the Bank performs to maintain records of cardholder funds placed at one or more third-party banks insured by the Federal Deposit Insurance Corporation ("FDIC"). The servicing fee is typically reflective of the effective federal funds rate ("EFFR").

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

The following table presents segment data for the Company:

(Dollars in thousands)	Consumer		Commercial		Corporate Services/Other		Total
Three Months Ended June 30,	2024	2023	2024	2023	2024	2023	2024	2023
Net interest income	$57,875	$40,683	$52,494	$53,067	$490	$3,715	$110,859	$97,465
Provision for (reversal of) credit loss	(2,187)	508	8,013	1,265	55	—	5,881	1,773
Noninterest income	44,235	48,714	18,051	16,709	3,585	2,310	65,871	67,733
Noninterest expense	49,133	39,666	33,227	33,594	41,319	41,318	123,679	114,578
Income (loss) before income tax expense	55,164	49,223	29,305	34,917	(37,299)	(35,293)	47,170	48,847

Total assets	450,044	455,540	4,321,893	3,914,924	2,758,343	3,088,161	7,530,280	7,458,625
Total goodwill	87,145	87,145	222,360	222,360	—	—	309,505	309,505
Total deposits	6,190,419	6,130,524	13,592	7,550	227,505	168,902	6,431,516	6,306,976

Nine Months Ended June 30,
Net interest income	$173,758	$116,373	$143,288	$142,149	$22,150	$24,405	$339,196	$282,927
Provision for credit loss	26,719	35,402	15,031	12,860	73	50	41,823	48,312
Noninterest income	186,709	200,029	51,799	45,247	9,069	15,272	247,577	260,548
Noninterest expense	158,598	124,070	106,213	105,189	118,573	117,514	383,384	346,773
Income (loss) before income tax expense	175,150	156,930	73,843	69,347	(87,427)	(77,887)	161,566	148,390

Total assets	450,044	455,540	4,321,893	3,914,924	2,758,343	3,088,161	7,530,280	7,458,625
Total goodwill	87,145	87,145	222,360	222,360	—	—	309,505	309,505
Total deposits	6,190,419	6,130,524	13,592	7,550	227,505	168,902	6,431,516	6,306,976

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

	At June 30, 2024
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Debt securities AFS
Corporate securities	$19,625	$—	$19,625	$—
SBA securities	83,571	—	83,571	—
Obligations of states and political subdivisions	466	—	466	—
Non-bank qualified obligations of states and political subdivisions	216,167	—	216,167	—
Asset-backed securities	207,160	—	207,160	—
Mortgage-backed securities	1,198,471	—	1,198,471	—
Total debt securities AFS	$1,725,460	$—	$1,725,460	$—
Common equities and mutual funds(1)	$4,286	$4,286	$—	$—
Non-marketable equity securities(2)	$10,495	$—	$—	$—
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at June 30, 2024.
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

Loans and Leases. The Company does not record loans and leases at fair value on a recurring basis. However, if a loan or lease is individually evaluated for risk of credit loss and repayment is expected to be solely provided by the values of the underlying collateral, the Company measures fair value on a nonrecurring basis. Fair value is determined by the fair value of the underlying collateral less estimated costs to sell. The fair value of the collateral is determined based on the internal estimates and/or assessment provided by third-party appraisers and the valuation relies on discount rates ranging from 3% to 33%.

The following tables summarize the assets of the Company that are measured at fair value in the Condensed Consolidated Statements of Financial Condition on a nonrecurring basis:

	At June 30, 2024
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases, net individually evaluated for credit loss
Commercial finance	$8,418	$—	$—	$8,418
Total loans and leases, net individually evaluated for credit loss	8,418	—	—	8,418
Total	$8,418	$—	$—	$8,418

	At September 30, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases, net individually evaluated for credit loss
Commercial finance	$21,829	$—	$—	$21,829
Total loans and leases, net individually evaluated for credit loss	21,829	—	—	21,829
Total	$21,829	$—	$—	$21,829

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value at June 30, 2024	Fair Value at September 30, 2023	Valuation Technique	Unobservable Input	Range of Inputs
Loans and leases, net individually evaluated for credit loss	$8,418	$21,829	Market approach	Appraised values(1)	3% - 33%
(1) The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimating selling costs and other inputs in a range of 3% to 33%.

Management discloses the estimated fair value of financial instruments, including assets and liabilities on and off the Condensed Consolidated Statements of Financial Condition, for which it is practicable to estimate fair value. These fair value estimates were made at June 30, 2024 and September 30, 2023 based on relevant market information and information about financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, since there is no active market for certain financial instruments of the Company, the estimates of fair value are subjective in nature, involve uncertainties, and include matters of significant judgment. Changes in assumptions as well as tax considerations could significantly affect the estimated values. Accordingly, the aggregate fair value estimates are not intended to represent the underlying value of the Company, on either a going concern or a liquidation basis.

The following tables present the carrying amount and estimated fair value of the financial instruments held by the Company:

	At June 30, 2024
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$298,926	$298,926	$298,926	$—	$—
Debt securities available for sale	1,725,460	1,725,460	—	1,725,460	—
Debt securities held to maturity	34,026	30,237	—	30,237	—
Common equities and mutual funds(1)	4,286	4,286	4,286	—	—
Non-marketable equity securities(1)(2)	20,017	20,017	—	9,522	—
Loans held for sale	29,380	29,380	—	29,380	—
Loans and leases	4,606,695	4,565,649	—	—	4,565,649
Federal Reserve Bank and Federal Home Loan Bank stocks	24,449	24,449	—	24,449	—
Accrued interest receivable	31,755	31,755	31,755	—	—
Financial liabilities
Deposits	6,431,516	6,431,235	6,389,937	41,298	—
Overnight federal funds purchased	—	—	—	—	—
Other short- and long-term borrowings	33,329	31,443	—	31,443	—
Accrued interest payable	1,664	1,664	1,664	—	—
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at June 30, 2024.
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

NOTE 15. SUBSEQUENT EVENTS

Management has evaluated subsequent events that occurred after June 30, 2024. During this period, up to the filing date of this Quarterly Report on Form 10-Q, management did not identify any material subsequent events that would require recognition or disclosure in our Condensed Consolidated Financial Statements as of or for the quarter ended June 30, 2024.

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

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” "target," or the negative of those terms, or other words of similar meaning or similar expressions. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements are based on information currently available to us and assumptions about future events, and include statements with respect to the Company’s beliefs, expectations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such risks, uncertainties and other factors may cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Such statements address, among others, the following subjects: future operating results including our performance expectations; progress on key strategic initiatives; expected results of our partnerships; impacts of our improved data analytics, underwriting, and monitoring processes; expected nonperforming loan resolutions and net charge-off rates; the performance of our securities portfolio; future effective tax rate; the impact of card balances related to government stimulus programs; customer retention; loan and other product demand; new products and services; credit quality; the level of net charge-offs and the adequacy of the allowance for credit losses; and technology. The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: maintaining our executive management team; expected growth opportunities may not be realized or may take longer to realize than expected; the potential adverse effects of unusual and infrequently occurring events, including the impact on financial markets from geopolitical conflicts such as the military conflicts in Ukraine and the Middle East, weather-related disasters, or public health events, such as pandemics, and any governmental or societal responses thereto; our ability to successfully implement measures designed to reduce expenses and increase efficiencies; changes in trade, monetary, and fiscal policies and laws, including actual changes in interest rates and the Fed Funds rate, and their related impacts on macroeconomic conditions, customer behavior, funding costs and loan and securities portfolios; changes in tax laws; the strength of the United States' economy, and the local economies in which the Company operates; adverse developments in the financial services industry generally such as bank failures, responsive measures to mitigate and manage such developments, related supervisory and regulatory actions and costs, and related impacts on customer behavior; inflation, market, and monetary fluctuations; our liquidity and capital positions, including the sufficiency of our liquidity; the timely and efficient development of new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value and acceptance of these products and services by users; Pathward's ability to maintain its Durbin Amendment exemption; the risks of dealing with or utilizing third parties, including, in connection with the Company’s prepaid card and tax refund advance businesses, the risk of reduced volume of refund advance loans as a result of reduced customer demand for or usage of Pathward’s strategic partners’ refund advance products; our relationship with, and any actions which may be initiated by, our regulators; changes in financial services laws and regulations, including laws and regulations relating to the tax refund industry and the insurance premium finance industry; technological changes, including, but not limited to, the protection of our electronic systems and information; the impact of acquisitions and divestitures; litigation risk; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by Pathward of its status as a well-capitalized institution; changes in consumer borrowing, spending, and saving habits; losses from fraudulent or illegal activity; technological risks and developments and cyber threats, attacks, or events; and the success of the Company at maintaining its high quality asset level and managing and collecting assets of borrowers in default should problem assets increase.

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

The following discussion focuses on the consolidated financial condition of the Company at June 30, 2024, compared to September 30, 2023, and the consolidated results of operations for the three and nine months ended June 30, 2024 and 2023. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the fiscal year ended September 30, 2023 and the related management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

EXECUTIVE SUMMARY

Company Highlights

•On April 30, 2024, Pathward Financial was recognized on Keefe, Bruyette & Woods, Inc.'s (also known as "KBW") honor roll list of the top banks producing "industry-leading and consistent earnings growth for investors."

•During the quarter, Pathward announced the expansion and transformation of its Solutions for Financial Institutions, which previously only provided prepaid cards to banks and credit unions. With this expansion, Pathward can now also provide Commercial Finance Solutions to their business clients that do not qualify for traditional financing or when a product is not offered. Pathward also provides financial institutions the ability to offer merchant services to business clients.

Financial Highlights for the 2024 Fiscal Third Quarter

•Total revenue for the third quarter was $176.7 million, an increase of $11.5 million, or 7%, compared to the same quarter in fiscal 2023, driven by an increase in net interest income, partially offset by a reduction in noninterest income.

•Net interest margin ("NIM") increased 38 basis points to 6.56% for the third quarter from 6.18% during the same period of last year, primarily driven by increased yields on earning assets and an improved earning asset mix from the continued optimization of the portfolio.

•Total gross loans and leases at June 30, 2024 increased $539.7 million to $4.61 billion compared to June 30, 2023 and increased $203.2 million when compared to March 31, 2024. The increase compared to the prior year quarter was due to growth across the commercial finance, consumer finance, and warehouse finance loan portfolios, partially offset by a slight reduction in the seasonal tax services portfolio. The primary driver for the sequential increase was growth in the commercial and warehouse finance loan portfolios, partially offset by a reduction in the consumer finance and seasonal tax services loan portfolios.

•During the 2024 fiscal third quarter, the Company repurchased 286,920 shares of common stock at an average share price of $52.24.

Tax Season

For the nine months ended June 30, 2024, total tax services product revenue was $82.0 million, an increase of 3% compared to the same period of the prior year. The increase in revenue was primarily driven by an increase in refund advance fee income, partially offset by decreases in net interest income and refund transfer product fees. Provision for credit losses for the tax services portfolio decreased $9.5 million for the nine months ended June 30, 2024 when compared to the same period of the prior year, due to improvements in data analytics, underwriting and monitoring.

Total tax services product income, net of losses and direct product expenses, increased 33% to $47.1 million from $35.3 million, when comparing the first nine months of fiscal 2024 to the same period of the prior fiscal year.

FINANCIAL CONDITION

At June 30, 2024, the Company’s total assets decreased slightly to $7.53 billion compared to $7.54 billion at September 30, 2023, primarily due to reductions of $78.8 million in securities AFS, $76.7 million in cash and cash equivalents, and $48.4 million in loans held for sale, partially offset by growth of $246.4 million in loans and leases.

Total cash and cash equivalents were $298.9 million at June 30, 2024, decreasing from $375.6 million at September 30, 2023. The Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the FRB. At June 30, 2024, the Company did not have any federal funds sold.

The total investment portfolio decreased $81.3 million, or 4%, to $1.76 billion at June 30, 2024, compared to $1.84 billion at September 30, 2023. The Company’s portfolio of securities customarily consists primarily of MBS, which have expected lives much shorter than the stated final maturity, non-bank qualified obligations of states and political subdivisions, which mature in approximately 15 years or less, and other tax exempt municipal mortgage related pass through securities which have average lives much shorter than their stated final maturities. During the nine months ended June 30, 2024, the Company made no purchases of investment securities.

Through the Bank, the Company owns stock in the FHLB due to the Bank’s membership and participation in this banking system as well as stock in the FRB. The FHLB requires a level of stock investment based on a pre-determined formula. The Company’s investment in these stocks was $24.4 million at June 30, 2024 and $28.2 million at September 30, 2023, as redemptions were partially offset by purchases of FHLB membership stock during the nine months ended June 30, 2024.

Loans held for sale at June 30, 2024 totaled $29.4 million, decreasing from $77.8 million at September 30, 2023. This decrease was primarily driven by a reduction in consumer credit products held for sale at June 30, 2024 compared to September 30, 2023.

Total gross loans and leases totaled $4.61 billion at June 30, 2024, as compared to $4.37 billion at September 30, 2023. The increase was due to growth in the commercial finance, seasonal tax services, and warehouse finance loan portfolios, partially offset by a reduction in the consumer loan portfolio. See Note 4 to the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Commercial finance loans, which comprised 84% of the Company's loan and lease portfolio, totaled $3.86 billion at June 30, 2024, reflecting an increase of $137.0 million from September 30, 2023. The increase in commercial finance loans was primarily driven by a $225.6 million increase in the term lending portfolio and a $90.9 million increase in the asset-based lending portfolio, partially offset by a $183.0 million decrease in the insurance premium finance portfolio.

Total end-of-period deposits decreased 2% to $6.43 billion at June 30, 2024, compared to $6.59 billion at September 30, 2023, primarily driven by decreases in noninterest-bearing deposits of $176.3 million and money market deposits of $15.4 million, partially offset by an increase in wholesale deposits of $37.4 million.

As of June 30, 2024, the Company had $575.7 million in deposits related to government stimulus programs. Of the total amount of government stimulus program deposits, $236.9 million are on activated cards while $338.8 million are on inactivated cards. During the remainder of fiscal year 2024, the inactive deposit balances are expected to decline by approximately $180 million as the Company actively returns unclaimed balances to the U.S. Treasury.

The Company's total borrowings decreased $13.6 million from $46.9 million at September 30, 2023 to $33.3 million at June 30, 2024, primarily driven by a decrease in short-term borrowings of $13.0 million.

At June 30, 2024, the Company’s stockholders’ equity totaled $765.2 million, an increase of $114.6 million, from $650.6 million at September 30, 2023. The increase was primarily attributable to an increase in accumulated other comprehensive income and retained earnings. The Company and Bank remained above the federal regulatory minimum capital requirements at June 30, 2024, and continued to be classified as well-capitalized, and in good standing with the regulatory agencies. See “Liquidity and Capital Resources” for further information.

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

The Company meets the Right of Set off criteria in ASC 210-20, Balance Sheet - Offsetting, for all payments negative deposit balances with the exception of DDA overdrafts. The following table summarizes the Company's negative deposit balances within the BaaS business line:

(Dollars in thousands)	June 30, 2024	September 30, 2023
Noninterest-bearing deposits	$6,475,675	$6,608,137
Prefunding	(236,633)	(230,749)
Discount funding	(70,419)	(34,351)
DDA overdrafts	(12,018)	(10,096)
Noninterest-bearing checking, net	$6,156,605	$6,332,941

Off-Balance Sheet Custodial Deposits. The Bank utilizes a custodial deposit transference structure for certain prepaid and deposit programs whereby the Bank, acting as custodian of cardholder funds, places a portion of such cardholder funds that are not needed to support near term settlement at one or more third-party banks insured by the FDIC (each, a “Program Bank”). Accounts opened at Program Banks are established in the Bank’s name as custodian, for the benefit of the Bank’s cardholders. The Bank remains the issuer of all cards and holder of all accounts under the applicable cardholder agreements and has sole custodial control and transaction authority over the accounts opened at Program Banks.

The Bank maintains the records of each cardholder’s deposits maintained at Program Banks. Program Banks undergo robust due diligence prior to becoming a Program Bank and are also subject to continuous monitoring.

As of June 30, 2024, the Company managed $352.8 million of customer deposits at other banks in its capacity as custodian. These deposits provide the Company with excess deposits that can earn servicing fee income, typically reflective of the EFFR.

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

	Three Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)
Interest-earning assets:
Cash and fed funds sold	$224,987	$2,053	3.67%	$248,865	$2,441	3.93%
Mortgage-backed securities	1,438,683	9,748	2.73%	1,533,122	10,234	2.68%
Tax exempt investment securities	128,117	911	3.62%	145,474	989	3.45%
Asset-backed securities	220,461	3,148	5.74%	188,039	2,120	4.52%
Other investment securities	282,966	2,211	3.14%	292,025	2,320	3.19%
Total investments	2,070,227	16,018	3.16%	2,158,660	15,663	2.96%
Commercial finance	3,756,152	78,353	8.39%	3,268,780	68,174	8.37%
Consumer finance	286,476	6,865	9.64%	225,470	4,665	8.30%
Tax services	56,836	55	0.39%	52,477	25	0.19%
Warehouse finance	407,210	10,598	10.47%	372,498	8,378	9.02%
Total loans and leases	4,506,674	95,871	8.56%	3,919,225	81,242	8.31%
Total interest-earning assets	6,801,888	$113,942	6.75%	6,326,750	$99,346	6.31%
Noninterest-earning assets	537,525			574,840
Total assets	$7,339,413			$6,901,590

Interest-bearing liabilities:
Interest-bearing checking	$684	$—	0.14%	$339	$—	0.22%
Savings	56,565	3	0.02%	69,310	7	0.04%
Money markets	178,255	584	1.32%	126,994	76	0.24%
Time deposits	4,265	3	0.32%	6,224	3	0.19%
Wholesale deposits	74,167	1,099	5.96%	5,794	78	5.38%
Total interest-bearing deposits (a)	313,936	1,689	2.16%	208,661	164	0.32%
Overnight fed funds purchased	52,374	730	5.61%	78,320	1,057	5.42%
Subordinated debentures	19,651	355	7.26%	19,549	355	7.28%
Other borrowings	13,705	309	9.07%	14,850	305	8.24%
Total borrowings	85,730	1,394	6.54%	112,719	1,717	6.11%
Total interest-bearing liabilities	399,666	3,083	3.10%	321,380	1,881	2.35%
Noninterest-bearing deposits (b)	5,947,054	—	—%	5,686,581	—	—%
Total deposits and interest-bearing liabilities	6,346,720	$3,083	0.20%	6,007,961	$1,881	0.13%
Other noninterest-bearing liabilities	252,763			206,708
Total liabilities	6,599,483			6,214,669
Shareholders' equity	739,930			686,921
Total liabilities and shareholders' equity	$7,339,413			$6,901,590
Net interest income and net interest rate spread including noninterest-bearing deposits		$110,859	6.56%		$97,465	6.19%

Net interest margin			6.56%			6.18%
Tax-equivalent effect			0.01%			0.02%
Net interest margin, tax-equivalent(2)			6.57%			6.20%

Total cost of deposits (a+b)	6,260,990	1,689	0.11%	5,895,242	164	0.01%
(1) Tax rate used to arrive at the TEY for the three months ended June 30, 2024 and 2023 was 21%.
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

	Nine Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)
Interest-earning assets:
Cash and fed funds sold	$392,882	$13,578	4.62%	$345,268	$10,000	3.87%
Mortgage-backed securities	1,463,441	29,795	2.72%	1,551,208	30,972	2.67%
Tax exempt investment securities	132,455	2,773	3.54%	150,065	2,959	3.34%
Asset-backed securities	236,070	10,081	5.70%	162,049	4,541	3.75%
Other investment securities	287,659	6,790	3.15%	297,278	7,104	3.19%
Total investments	2,119,625	49,439	3.16%	2,160,600	45,576	2.87%
Commercial finance	3,723,447	228,028	8.18%	3,111,814	187,038	8.04%
Consumer finance	333,730	26,595	10.64%	203,928	15,279	10.02%
Tax services	192,084	9,057	6.30%	173,905	10,637	8.18%
Warehouse finance	398,886	29,904	10.01%	327,982	20,563	8.38%
Total loans and leases	4,648,147	293,584	8.44%	3,817,629	233,517	8.18%
Total interest-earning assets	7,160,654	$356,601	6.67%	6,323,497	$289,093	6.13%
Noninterest-earning assets	555,812			592,064
Total assets	$7,716,466			$6,915,561

Interest-bearing liabilities:
Interest-bearing checking	$458	$1	0.23%	$352	$1	0.29%
Savings	57,079	14	0.03%	67,287	19	0.04%
Money markets	183,882	1,757	1.28%	130,403	225	0.23%
Time deposits	4,939	10	0.28%	6,791	7	0.14%
Wholesale deposits	241,633	10,118	5.59%	65,314	2,150	0.41%
Total interest-bearing deposits (a)	487,991	11,900	3.26%	270,147	2,402	1.19%
Overnight fed funds purchased	83,128	3,493	5.61%	49,865	1,845	4.95%
Subordinated debentures	19,625	1,066	7.26%	19,555	1,065	7.28%
Other borrowings	13,930	946	9.07%	15,319	854	7.46%
Total borrowings	116,683	5,505	6.30%	84,739	3,764	5.94%
Total interest-bearing liabilities	604,674	17,405	3.84%	354,886	6,166	2.32%
Noninterest-bearing deposits (b)	6,174,245	—	—%	5,699,937	—	—%
Total deposits and interest-bearing liabilities	6,778,919	$17,405	0.34%	6,054,823	$6,166	0.14%
Other noninterest-bearing liabilities	228,863			192,240
Total liabilities	7,007,782			6,247,063
Shareholders' equity	708,684			668,498
Total liabilities and shareholders' equity	$7,716,466			$6,915,561
Net interest income and net interest rate spread including noninterest-bearing deposits		$339,196	6.32%		$282,927	5.99%

Net interest margin			6.33%			5.98%
Tax-equivalent effect			0.01%			0.02%
Net interest margin, tax-equivalent(2)			6.34%			6.00%

Total cost of deposits (a+b)	6,662,236	11,900	0.24%	5,970,084	2,402	0.05%
(1) Tax rate used to arrive at the TEY for the nine months ended June 30, 2024 and 2023 was 21%.
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

General
The Company recorded net income of $41.8 million, or $1.66 per diluted share, for the three months ended June 30, 2024, compared to net income of $45.1 million, or $1.68 per diluted share, for the three months ended June 30, 2023.

The Company recorded net income of $134.8 million, or $5.27 per diluted share, for the nine months ended June 30, 2024, compared to net income of $127.7 million, or $4.62 per diluted share, for the nine months ended June 30, 2023.

Net Interest Income
Net interest income for the third quarter of fiscal 2024 was $110.9 million, an increase of 14% from the same quarter in fiscal 2023. The increase was mainly attributable to increased yields, higher average interest-earning asset balances and an improved earning asset mix. For the nine months ended June 30, 2024, net interest income was $339.2 million, an increase of 20%, from $282.9 million compared to the same period in the prior fiscal year.

The Company’s average interest-earning assets for the third quarter of fiscal 2024 increased by $475.1 million to $6.80 billion compared to the same quarter in fiscal 2023, due to growth in loans and leases, partially offset by a decrease in total investment security balances and a decrease in cash balances. The third quarter average outstanding balance of loans and leases increased $587.4 million compared to the same quarter of the prior fiscal year, due to an increase across all loan portfolios.

Fiscal 2024 third quarter NIM increased to 6.56% from 6.18% in the third fiscal quarter of last year. The overall reported tax-equivalent yield (“TEY”) on average earning asset yields increased 44 basis points to 6.75% compared to the prior year quarter, driven by an improved earning asset mix. The yield on the loan and lease portfolio was 8.56% compared to 8.31% for the comparable period last year and the TEY on the securities portfolio was 3.16% compared to 2.96% over that same period.

For the nine months ended June 30, 2024, NIM was 6.33%, an increase of 35 basis points from 5.98% compared to the same period in the prior fiscal year.

The Company's cost of funds for all deposits and borrowings averaged 0.20% during the fiscal 2024 third quarter, as compared to 0.13% during the prior year quarter. The Company's overall cost of deposits was 0.11% in the fiscal third quarter of 2024, as compared to 0.01% during the prior year quarter.

Provision for Credit Loss
The Company recognized a provision for credit loss of $5.9 million for the three months ended June 30, 2024, compared to $1.8 million for the comparable period in the prior fiscal year. The period-over-period increase in provision for credit losses was primarily due to an increase in provision for credit losses in the commercial finance portfolio of $6.5 million, partially offset by a decrease of $3.1 million in the tax services portfolio. The Company recognized net charge-offs of $6.6 million for the quarter ended June 30, 2024, compared to net charge-offs of $4.2 million for the quarter ended June 30, 2023. Net charge-offs attributable to the commercial finance portfolio for the current quarter were $7.0 million, while net recoveries of $0.4 million were recognized in the tax services portfolio. Net charge-offs attributable to the consumer finance portfolio for the current quarter were insignificant. Net charge-offs attributable to the commercial finance and consumer finance portfolios for the same quarter of the prior year were $2.6 million and $1.9 million, respectively, while a net recovery of $0.3 million was recognized in the tax services portfolio.

The Company recognized a provision for credit loss of $41.8 million for the nine months ended June 30, 2024, compared to $48.3 million for the comparable period in the prior fiscal year. The period-over-period decrease in provision for credit losses was primarily due to a decrease in provision for credit losses in the tax services portfolio of $9.5 million, partially offset by increases in the commercial finance portfolio of $1.4 million, the consumer finance portfolio of $0.8 million and unfunded commitment reserves of $0.8 million. The Company recognized net charge-offs of $11.0 million for the nine months ended June 30, 2024, compared to net charge-offs of $12.4 million for the same period of the prior year. Net charge-offs attributable to the commercial finance portfolio and consumer finance portfolio for the nine months ended June 30, 2024, were $16.2 million and $0.1 million, respectively, while net recoveries of $5.4 million were recognized in the tax services portfolio. Net charge-offs attributable to the commercial finance and consumer finance portfolios for the same period of the prior year were $10.5 million and $2.2 million, respectively, while net recoveries of $0.3 million was recognized in the tax services portfolio.

Noninterest Income
Fiscal 2024 third quarter noninterest income decreased 3% to $65.9 million, compared to $67.7 million for the same period of the prior year. The decrease was primarily driven by a decrease in card and deposit fees. The period-over-period decrease was partially offset by an increase in gain on sale of other and tax services product fees.

The period-over-period decrease in card and deposit fee income was primarily related to lower servicing fee income due to a reduction in custodial deposits. Servicing fee income totaled $8.6 million during the 2024 fiscal third quarter, compared to $14.6 million for the same period of the prior year.

Noninterest income for the nine months ended June 30, 2024 decreased to $247.6 million from $260.5 million for the same period of the prior year. The period-over-period decrease was primarily driven by a decrease in card and deposit fees and the gain on sale of trademarks recognized in the prior period, partially offset by increases in gain on sale of other, tax services product fees, other income, and rental income.

Noninterest Expense
Noninterest expense increased 8% to $123.7 million for the fiscal 2024 third quarter, from $114.6 million for the same quarter last year. The increase was primarily attributable to increases in card processing expense, other expense and compensation and benefits. The period-over-period increase was partially offset by a decrease in impairment expense.

The card processing expense increase was due to rate-related agreements with BaaS partners. The amount of expense paid under those agreements is based on an agreed upon rate index that varies depending on the deposit levels, floor rates, market conditions, and other performance conditions. Generally, this rate index is based on a percentage of the Effective Federal Funds Rate ("EFFR") and reprices immediately upon a change in the EFFR. Approximately 57% of the deposit portfolio was subject to these rate-related processing expenses during the 2024 fiscal third quarter. For the fiscal quarter ended June 30, 2024, contractual, rate-related processing expenses were $27.6 million, as compared to $30.1 million for the fiscal quarter ended March 31, 2024 and $20.5 million for the fiscal quarter ended June 30, 2023.

Noninterest expense for the nine months ended June 30, 2024 increased to $383.4 million from $346.8 million for the same period of the prior year. The period-over-period increase was primarily driven by an increase in card processing expense and compensation and benefits expense.

Income Tax Expense
The Company recorded income tax expense of $5.1 million, representing an effective tax rate of 10.9%, for the fiscal 2024 third quarter, compared to $3.2 million, representing an effective tax rate of 6.6%, for the third quarter last fiscal year. The current quarter increase in income tax expense compared to the prior year quarter was primarily due to a decrease in investment tax credits recognized ratably when compared to the prior year quarter.

The Company originated $4.3 million in renewable energy leases during the fiscal 2024 third quarter, resulting in $1.2 million in total net investment tax credits. During the third quarter of fiscal 2023, the Company originated $21.4 million in renewable energy leases resulting in $5.8 million in total net investment tax credits. For the nine months ended June 30, 2024, the Company originated $42.4 million in renewable energy leases, compared to $50.9 million for the comparable prior year period. Investment tax credits related to renewable energy leases are recognized ratably based on income throughout each fiscal year.

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

The Company believes that the level of allowance for credit losses at June 30, 2024 was appropriate and reflected probable losses related to these loans and leases; however, there can be no assurance that all loans and leases will be fully collectible or that the present level of the allowance will be adequate in the future. See the section below titled “Allowance for Credit Losses” for further information.

The table below sets forth the amounts and categories of the Company's nonperforming assets.

(Dollars in thousands)	June 30, 2024	September 30, 2023
Nonperforming Loans and Leases
Nonaccruing loans and leases:
Commercial finance	$27,613	$37,372
Total nonaccruing loans and leases	27,613	37,372

Accruing loans and leases delinquent 90 days or more:
Loans held for sale	—	306

Commercial finance	8,427	11,242
Consumer finance	8,588	2,210
Tax services(1)	—	5,082
Total accruing loans and leases delinquent 90 days or more	17,015	18,840
Total nonperforming loans and leases	44,628	56,212

Other Assets
Nonperforming operating leases	1,677	1,764
Total other assets	1,677	1,764
Total nonperforming assets	$46,305	$57,976
Total as a percentage of total assets	0.61%	0.77%
(1) Certain tax services loans do not bear interest.

The Company's nonperforming assets at June 30, 2024 were $46.3 million, representing 0.61% of total assets, compared to $58.0 million, or 0.77% of total assets at September 30, 2023. The decrease in the nonperforming assets as a percentage of total assets at June 30, 2024 compared to September 30, 2023, was primarily driven by a decrease in nonperforming loans in the tax services portfolio and commercial finance portfolio, partially offset by an increase in the consumer finance portfolio.

The Company's nonperforming loans and leases at June 30, 2024 were $44.6 million, representing 0.96% of total gross loans and leases, compared to $56.2 million, or 1.26% of total gross loans and leases at September 30, 2023.

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

On the basis of management’s review of its loans, leases, and other assets, at June 30, 2024, the Company had classified loans and leases of $192.5 million as substandard, $8.2 million as doubtful and none as loss. At September 30, 2023, the Company classified loans and leases of $208.2 million as substandard, $8.2 million as doubtful and none as loss.

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

The Company's ACL totaled $79.8 million at June 30, 2024, an increase compared to $49.7 million at September 30, 2023. The increase in the ACL at June 30, 2024, when compared to September 30, 2023, was primarily due to a $28.7 million increase in the allowance related to the seasonal tax services portfolio.

The following table presents the Company's ACL as a percentage of its total loans and leases.

	As of the Period Ended
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Commercial finance	1.17%	1.21%	1.30%	1.26%	1.35%
Consumer finance	2.23%	1.71%	1.45%	0.92%	0.92%
Tax services	66.35%	37.31%	1.52%	0.04%	70.20%
Warehouse finance	0.10%	0.10%	0.10%	0.10%	0.10%
Total loans and leases	1.73%	1.83%	1.22%	1.14%	2.01%
Total loans and leases excluding tax services	1.12%	1.14%	1.21%	1.14%	1.21%

The Company's ACL as a percentage of total loans and leases increased to 1.73% at June 30, 2024 from 1.14% at September 30, 2023. The increase in the total loans and leases coverage ratio was primarily driven by both the seasonal tax services portfolio and consumer finance portfolio, partially offset by a decrease in commercial finance portfolio. The decrease in the commercial finance loan and lease coverage ratio was due to a mix shift within the portfolio with higher balances in term lending and SBA/USDA loans, which typically carry lower reserve rates.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within these financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Management has identified its critical accounting policies, which are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations. These policies involve complex and subjective decisions and assessments. Some of these estimates may be uncertain at the time they are made, could change from period to period, and could have a material impact on the financial statements. A discussion of the Company’s critical accounting policies and estimates can be found in the Company's Annual Report on Form 10-K for the year ended September 30, 2023. There were no significant changes to these critical accounting policies and estimates during the first nine months of fiscal 2024.

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

At June 30, 2024, the Company had unfunded loan and lease commitments of $1.39 billion. Management believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs. The liquidity sources as of June 30, 2024 include $298.9 million in cash and cash equivalents and $352.8 million in off-balance sheet custodial deposits. When factoring in additional resources, such as the Federal Home Loan Bank, the Federal Reserve Discount Window and other unsecured funding and wholesale options, the Company has over $2.5 billion in total available liquidity as of June 30, 2024.

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

The Capital Rules require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined). At June 30, 2024, the Company and the Bank exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements. The Company and the Bank took the AOCI opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.

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

	Company	Bank	Minimum to be Adequately Capitalized Under Prompt Corrective Action Provisions	Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
At June 30, 2024
Tier 1 leverage capital ratio	9.13%	9.36%	4.00%	5.00%
Common equity Tier 1 capital ratio	12.44	13.02	4.50	6.50
Tier 1 capital ratio	12.70	13.02	6.00	8.00
Total capital ratio	14.33	14.27	8.00	10.00
At September 30, 2023
Tier 1 leverage capital ratio	8.11%	8.32%	4.00%	5.00%
Common equity Tier 1 capital ratio	11.25	11.81	4.50	6.50
Tier 1 capital ratio	11.50	11.81	6.00	8.00
Total capital ratio	12.84	12.76	8.00	10.00

The following table provides a reconciliation of the amounts included in the table above for the Company.

	Standardized Approach(1)
(Dollars in thousands)	June 30, 2024	September 30, 2023
Total stockholders' equity	$765,248	$650,625
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	296,496	297,679
LESS: Certain other intangible assets	18,315	21,228
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	11,880	19,679
LESS: Net unrealized (losses) on available for sale securities	(206,584)	(254,294)
LESS: Noncontrolling interest	(506)	(1,005)
ADD: Adoption of Accounting Standards Update 2016-13	1,345	2,017
Common Equity Tier 1(1)	646,992	569,355
Long-term borrowings and other instruments qualifying as Tier 1	13,661	13,661
Tier 1 minority interest not included in common equity Tier 1 capital	(374)	(826)
Total Tier 1 capital	660,279	582,190
Allowance for credit losses	65,182	47,960
Subordinated debentures, net of issuance costs	19,668	19,591
Total capital	$745,129	$649,741
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

CONTRACTUAL OBLIGATIONS

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations" in the Company’s Annual Report on Form 10-K for its fiscal year ended September 30, 2023 for a summary of our contractual obligations as of September 30, 2023. There were no material changes outside the ordinary course of our business in contractual obligations from September 30, 2023 through June 30, 2024.

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

Interest Rate Risk (“IRR”)

Overview. The Company actively manages interest rate risk, as changes in market interest rates can have a significant impact on reported earnings. The Company's IRR analysis is designed to compare income and economic valuation simulations in market scenarios designed to alter the direction, magnitude and speed of interest rate changes, as well as the slope of the yield curve. This analysis may not represent all impacts driven by changes in the interest rate environment, such as certain other card fee income and expense line items tied to card processing expense derived from contractual agreements with certain BaaS partners and servicing fees the Company recognizes from off-balance sheet custodial deposits. The Company does not currently engage in trading activities to control interest rate risk although it may do so in the future, if deemed necessary, to help manage interest rate risk.

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

The EAR analysis used in the following table reflects the required analysis used no less than quarterly by management. It models immediate basis point parallel shifts in market interest rates over the next one-year period. The following table shows the results of the scenarios as of June 30, 2024:

Net Sensitive Earnings at Risk
		Change in Interest Income/Expense for a given change in interest rates
		Over/(Under) Base Case Parallel Shift
(Dollars in Thousands)	Book Value	-200	-100	Base	+100	+200	+300	+400
Total interest-sensitive income	6,694,715	407,182	437,969	469,288	498,832	528,045	557,119	586,469
Total interest-sensitive expense	274,911	2,053	3,175	4,801	6,524	8,262	10,021	11,777
Net interest-sensitive income		405,129	434,794	464,487	492,308	519,783	547,098	574,692

Percentage change from base		-12.8%	-6.4%	—%	6.0%	11.9%	17.8%	23.7%

The EAR analysis reported at June 30, 2024, shows that total interest-sensitive income will change more rapidly than total interest-sensitive expense over the next year. IRR is a snapshot in time. The Company’s business and deposits are predictably cyclical on a weekly, monthly and yearly basis. The Company’s static IRR results could vary depending on which day of the week the month ends, primarily related to payroll processing and timing of when certain programs are prefunded and when the funds are received.
Under EVE analysis, the economic value of financial assets, liabilities and off-balance sheet instruments is derived under each rate scenario. The economic value of equity is calculated as the difference between the estimated market value of assets and liabilities, net of the impact of off-balance sheet instruments.

The EVE analysis used in the following table reflects the required analysis used no less than quarterly by management. It models immediate basis point parallel shifts in market interest rates. The following table shows the results of the scenarios as June 30, 2024:

Economic Value Sensitivity
	Standard (Parallel Shift)
	Economic Value of Equity at Risk %
	-200	-100	+100	+200	+300	+400
Percentage change from base	-8.2%	-3.5%	2.5%	4.4%	6.0%	8.0%

The EVE at risk reported at June 30, 2024 shows that the economic value of equity position is expected to benefit from rising interest rates due to the large amount of noninterest-bearing funding.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management evaluated the Company's disclosure controls and procedures. The evaluation was performed under the direction of the Company's Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of June 30, 2024, of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were designed effectively to ensure timely alerting of material information relating to the Company required to be included in the Company's periodic SEC filings.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Based on this evaluation, management concluded that, as of the end of the period covered by this report, there were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the fiscal third quarter to which this report relates that could have materially affected the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors.

A description of our risk factors can be found in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. There were no material changes to those risk factors during the nine months ended June 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities.

On September 3, 2021, the Company's Board of Directors authorized a 6,000,000 share repurchase program that was publicly announced on September 7, 2021 and is scheduled to expire on September 30, 2024. The Company's Board of Directors authorized an additional 7,000,000 share repurchase program that was publicly announced on August 25, 2023 and is scheduled to expire September 30, 2028. The table below sets forth information regarding repurchases of our common stock during the fiscal 2024 third quarter.

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(1)(2)	Total Number Of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number Of Shares that may yet be Purchased Under the Plans or Programs
April 1 to 30	100,990	$49.47	100,990	7,568,673
May 1 to 31	92,652	53.93	92,652	7,476,021
June 1 to 30	93,278	53.56	93,278	7,382,743
Total	286,920		286,920
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

Item 5. Other Information

Adoption or Termination of Trading Arrangements by Directors and Executive Officers

During the fiscal quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the 1934 Act) informed us of the adoption or termination of any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Section 302 certification of Chief Executive Officer.

31.2	Section 302 certification of Chief Financial Officer.

32.1	Section 906 certification of Chief Executive Officer.

32.2	Section 906 certification of Chief Financial Officer.

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Condensed Consolidated Statements of Financial Condition, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements, tagged in summary and in detail.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

PATHWARD FINANCIAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATHWARD FINANCIAL, INC.

Date: August 6, 2024	By:	/s/ Brett L. Pharr
Brett L. Pharr,
Chief Executive Officer and Director

Date: August 6, 2024	By:	/s/ Gregory A. Sigrist
Gregory A. Sigrist,
Executive Vice President and Chief Financial Officer