Form 10-K
period 2024-09-30
PATHWARD FINANCIAL, INC.
filed 2024-11-26
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024
or
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

Indicate by check mark if the Registrant is not required to file reports pursuant Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 31, 2024, the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the NASDAQ Global Select Market as of such date, was $1.27 billion.

As of November 20, 2024, there were 24,119,508 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K -- Portions of the Proxy Statement for the Annual Meeting of Stockholders expected to be held February 25, 2025 are incorporated by reference into Part III of this report.

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

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” "target," or the negative of those terms, or other words of similar meaning or similar expressions. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements are based on information currently available to us and assumptions about future events, and include statements with respect to the Company’s beliefs, expectations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such risks, uncertainties and other factors may cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Such statements address, among others, the following subjects: future operating results including our performance expectations; progress on key strategic initiatives; expected results of our partnerships; impacts of our improved data analytics, underwriting, and monitoring processes; expected nonperforming loan resolutions and net charge-off rates; the performance of our securities portfolio; future effective tax rate; the impact of card balances related to government stimulus programs; customer retention; loan and other product demand; new products and services; credit quality; the level of net charge-offs and the adequacy of the allowance for credit losses; and technology. The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: maintaining our executive management team; expected growth opportunities may not be realized or may take longer to realize than expected; the potential adverse effects of unusual and infrequently occurring events, including the impact on financial markets from geopolitical conflicts such as the military conflicts in Ukraine and the Middle East, weather-related disasters, or public health events, such as pandemics, and any governmental or societal responses thereto; our ability to successfully implement measures designed to reduce expenses and increase efficiencies; changes in trade, monetary, and fiscal policies and laws, including actual changes in interest rates and the federal funds rate, and their related impacts on macroeconomic conditions, customer behavior, funding costs and loan and securities portfolios; changes in tax laws; the strength of the United States' economy, and the local economies in which the Company operates; adverse developments in the financial services industry generally such as bank failures, responsive measures to mitigate and manage such developments, related supervisory and regulatory actions and costs, and related impacts on customer behavior; inflation, market, and monetary fluctuations; our liquidity and capital positions, including the sufficiency of our liquidity; the timely and efficient development of new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value and acceptance of these products and services by users; Pathward's ability to maintain its Durbin Amendment exemption; the risks of dealing with or utilizing third parties, including, in connection with the Company’s prepaid card and tax refund advance businesses, the risk of reduced volume of refund advance loans as a result of reduced customer demand for or usage of Pathward’s strategic partners’ refund advance products; our relationship with, and any actions which may be initiated by, our regulators; changes in financial services laws and regulations, including laws and regulations relating to the tax refund industry and the insurance premium finance industry; technological changes, including, but not limited to, the protection of our electronic systems and information; the impact of acquisitions and divestitures; litigation risk; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by Pathward of its status as a well-capitalized institution; changes in consumer borrowing, spending, and saving habits; losses from fraudulent or illegal activity; technological risks and developments and cyber threats, attacks, or events; and the success of the Company at maintaining its high quality asset level and managing and collecting assets of borrowers in default should problem assets increase.

The foregoing list of factors is not exclusive. We caution you not to place undue reliance on these forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K speak only as of the date hereof. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in its entirety by the cautionary statements contained or referred to in this section. Additional discussions of factors affecting the Company’s business and prospects are reflected under the caption “Risk Factors,” and in the Company’s other filings made with the SEC. The Company expressly disclaims any intent or obligation to update, revise or clarify any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company or its subsidiaries, whether as a result of new information, changed circumstances, or future events or for any other reason.

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

As a nationwide provider of payments and commercial finance products, the Company has offices across the country. The principal executive office is located at 5501 South Broadband Lane, Sioux Falls, South Dakota, 57108. Its telephone number at that address is (877) 497-7497. The Company is subject to comprehensive regulation and supervision. See "Regulation and Supervision" herein.

The Company's purpose of powering financial inclusion means individuals and businesses deserve access to financial solutions. It is why for the past two decades Pathward Financial has been building solutions to help those who have been underserved by traditional banking providers.

The Company strives to remove barriers to financial access and promote economic mobility by working with third parties to provide responsible, secure, high quality financial products that contribute to the social and economic benefit of communities at the core of the real economy. Pathward Financial aims to increase financial availability, choice, and opportunity across two business lines: Partner Solutions and Commercial Finance. These strategic business lines provide end-to-end support to individuals and businesses.

As a nationally chartered bank, Pathward sits at the hub of the financial ecosystem where traditional banking and financial technology intersect. With expert talent and access to world-class partners, Pathward moves money seamlessly across a multitude of solutions while mitigating risk and anticipating changes to a complicated, regulatory landscape.

The Bank, a wholly-owned full-service banking subsidiary of Pathward Financial, operates through three reportable segments (Consumer, Commercial, and Corporate Services/Other). See Note 16. Segment Reporting for further information on the reportable segments.

The business of the Bank is to collaborate with partners through the Partner Solutions business line to provide solutions that attract stable deposits and generate fee income. The deposits are primarily invested into loan and lease products offered through the Commercial Finance business line. In addition to originating loans and leases, the Bank also occasionally contracts to sell loans, such as consumer credit product loans, government guaranteed loans, and other commercial loans to third party buyers. The Bank also sells and purchases loan participations from time to time to and from other financial institutions, as well as mortgage-backed securities ("MBS") and other investments permissible under applicable regulations.

The Consumer segment includes the Partner Solutions business line, which collaborates with partners to navigate payment and lending needs. With capabilities ranging from prepaid cards and deposit accounts to payment processing and consumer lending, the Company enables its partners to deliver programs that provide a financial path forward for all.

The Company delivers a diversified portfolio of offerings including issuing, acquiring, digital payments, financial institution solutions, credit solutions, and professional tax solutions. With its issuing solutions, Pathward is one of the leading debit and prepaid card issuers in the country and holds funds for the programs of its partners in order to provide the consumer protections of a traditional bank account. Acquiring solutions focuses on optimizing the core banking activities to ensure secure, compliant, and seamless transactions through merchant acquiring and ATM sponsorship. Digital payments solutions accept and process payments for customers' personal and business needs. The Bank moves funds daily through high speed banking rails, including ACH, wire transfers, and push to debit. Through its financial institution solutions, Pathward offers innovative, cost-effective banking and lending solutions designed to fill product gaps and add value for community banks and credit unions. Credit solutions enable the Bank's partners' lending solutions that serve the borrowing needs of customers in a diverse credit pool. Professional tax solutions offer tax-related financial products, such as electronic refund advances and refund transfers, that ease the pressure of tax season and help over 38,000 independent tax offices stay competitive in a crowded marketplace.

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

On October 31, 2024 (the "Closing Date"), the Bank completed the sale of substantially all of the assets and liabilities related to its commercial insurance premium finance business to AFS IBEX Financial Services, LLC, a subsidiary of Honor Capital Holdings, LLC. See Note 20. Subsequent Events to the "Notes of Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, for more information on the sale and transaction.

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

Lending Activities

The Company focuses its lending activities on the origination of commercial finance loans and leases, consumer finance loans and tax services loans. The Company emphasizes credit quality and seeks to avoid undue concentrations of loans and leases to a single industry or based on a single class of collateral. The Company has established lending policies that include a number of underwriting factors it considers in making a loan, including loan-to-value ratio, cash flow, interest rate and credit history of the borrower. At September 30, 2024, the Company’s loans and leases receivable, net of allowance for credit losses, totaled $4.03 billion, or 53% of the Company’s total assets, as compared to $4.32 billion, or 57%, at September 30, 2023.

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

At September 30, 2024, the Company’s largest lending relationship to a single borrower or group of related borrowers totaled $119.6 million. The Company had 24 other lending relationships in excess of $22.5 million as of September 30, 2024.

Loan and Lease Portfolio Composition
The following table shows the composition of the Company’s loan and lease portfolio by fixed- and adjustable-rate at the dates indicated.

	At September 30,
	2024		2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Fixed-rate loans and leases
Commercial finance	$1,544,745	38.0%	$2,426,782	55.8%
Consumer finance	77,591	1.9%	254,416	5.8%
Tax services	8,825	0.2%	5,192	0.1%
Warehouse finance	33,789	0.8%	141,421	3.2%
Total fixed-rate loans and leases	1,664,950	40.9%	2,827,811	64.9%
Adjustable-rate loans and leases
Commercial finance	1,750,854	43.0%	1,296,376	29.7%
Consumer finance	171,209	4.2%	—	—%
Warehouse finance	484,058	11.9%	235,494	5.4%
Total adjustable-rate loans and leases	2,406,121	59.1%	1,531,870	35.1%
Total loans and leases	4,071,071	100.0%	4,359,681	100.0%
Deferred fees and discounts	4,124		6,435
Allowance for credit losses	(45,336)		(49,705)
Total loans and leases receivable, net	$4,029,859		$4,316,411

The following table illustrates the contractual maturities of the Company’s loan and lease portfolio and the distribution by changes in interest rates for loans with a contractual maturity greater than one year at September 30, 2024.

	Loan Maturities					Loans Maturing After 1 Year
(Dollars in thousands)	Due in 1 Year or Less	Due After 1 Year Through 5 Years	After 5 Years Through 15 Years	After 15 Years	Total	Fixed Interest Rate	Variable Interest Rate
Commercial finance	$417,612	$1,932,753	$592,228	$353,006	$3,295,599	$1,469,846	$1,408,140
Consumer finance	30,506	218,294	—	—	248,800	48,578	169,716
Tax services	8,825	—	—	—	8,825	—	—
Warehouse finance	—	517,847	—	—	517,847	33,789	484,059
Total loans and leases	$456,943	$2,668,894	$592,228	$353,006	$4,071,071	$1,552,213	$2,061,915

Commercial Finance
The Company's Commercial Finance business line offers a variety of products through its working capital, equipment finance, structured finance, and insurance premium finance lending solutions. These products include term lending, asset-based lending, factoring, lease financing, insurance premium finance, government guaranteed lending, and other commercial finance products offered on a nationwide basis.

Term Lending. The Bank originates a variety of collateralized conventional term loans and notes receivable. While terms range from three years to 12 years, the weighted average life of these loans is approximately 59 months. These term loans may be secured by equipment, recurring revenue streams, or real estate. Credit risk is managed through setting loan amounts appropriate for the collateral based on information including equipment cost, appraisals, valuations, and lending history. The Bank follows standardized loan policies and established and authorized credit limits and applies attentive portfolio management, which includes monitoring past dues, financial performance, financial covenants, and industry trends. As of September 30, 2024, 41% of the term lending portfolio exposure is concentrated in solar/alternative energy, most of which are construction projects that will convert to longer term government guaranteed facilities upon completion of the construction phase. Equipment finance agreements make up 39% of the term lending total as of September 30, 2024. The remaining 20% are a variety of other general purpose commercial loans.

Asset-Based Lending. The Bank provides asset-based loans secured by short-term assets such as accounts receivable and inventory. Asset-based loans may also be secured by equipment supported by third party independent appraisals. The primary sources of repayment are the collection of the receivables and/or the sale of the inventory securing the loan, as well as the operating income of the borrower. Loans are typically revolving lines of credit with terms of one year to three years. Credit risk is managed through advance rates appropriate for the collateral (generally, advance rates on accounts receivable ranges from 80% to 90% and inventory advance rates range from 40% to 60%). In certain cases, inventory advances are supported by the third party independent appraisals. Collateral is further supported and verified via field audits conducted up to three times per year. All asset-based facilities have standardized loan policies, established and authorized credit limits, attentive portfolio management and the use of lock box agreements and similar arrangements which result in the Company receiving and controlling the debtors' cash receipts. As of September 30, 2024, approximately 65% of asset-based loans were backed by accounts receivable.

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

Insurance Premium Finance. Effective on the Closing Date of the commercial insurance premium finance business sale to AFS IBEX Financial Services, LLC, the Company no longer holds or originates insurance premium finance loans. Until the Closing Date, the Bank provided, on a national basis, short-term, primarily collateralized financing to facilitate the commercial customers’ purchase of insurance for various forms of risk, otherwise known as insurance premium financing. This included, but was not limited to, policies for commercial property, casualty and liability risk. Premiums were advanced either directly to the insurance carrier or through an intermediary/broker and repaid by the policyholder with interest during the policy term. The policyholder generally made a 20% to 25% down payment to the insurance broker and financed the remainder over nine to 10 months on average. The down payment was set such that if the policy is canceled, the unearned premium was typically sufficient to cover the loan balance and accrued interest and was returned by the insurer to the Bank on a pro rata basis. Over 95% of the portfolio finances policies were provided by investment grade-rated insurance company partners.

Government Guaranteed Lending. The Bank originates loans through programs partially guaranteed by the SBA or USDA. SBA loans are made to small businesses and professionals. Generally, the Bank provides USDA loans to alternative energy project developers and the hotel industry. Certain guaranteed portions of these loans may be sold to the secondary market. See "Originations, Sales and Servicing of Loans and Leases" below for further details.

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

Tax Services
The Bank's Partner Solutions business line offers professional tax solutions, which includes short-term refund advance loans and short-term electronic return originator ("ERO") advance loans.

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

Originations, Sales and Servicing of Loans and Leases
The Company, from time to time, sells loans and leases, and in some cases, loan participations, generally without recourse. At September 30, 2024, there were no outstanding loans sold by the Company with recourse. When loans or leases are sold, the Company may retain the responsibility for collecting and remitting loan payments, making certain that escrow payments are made on behalf of borrowers, and otherwise servicing the loans. The servicing fee is recognized as income over the life of the loans. As of September 30, 2024, the Company was servicing $350.7 million of SBA/USDA loans and $13.8 million of term lending loans.

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

On October 31, 2024, as part of the insurance premium finance business sale, the Company sold $588.4 million of commercial insurance premium finance loans. See Note 20. Subsequent Events to the "Notes of Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, for more information on the sale and transaction.

In the normal course of business, the Company enters into off-balance sheet transactions with special purpose entities ("SPEs"). See Note 1. Summary of Significant Accounting Policies to the "Notes of Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, for more information on these transactions.

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

	Fiscal Year Ended September 30,
(Dollars in thousands)	2024	2023
Originations
Commercial finance	$11,691,809	$11,268,857
Consumer finance	2,535,736	1,842,021
Tax services	1,596,136	1,493,109
Total loans and leases originated	15,823,681	14,603,987
Purchases
Commercial finance	13,782	480
Warehouse finance	284,480	212,706
Total loans and leases purchased	298,262	213,186
Sales and Repayments
Sales:
Commercial finance	99,005	16,610
Consumer finance	1,937,079	1,123,271
Total loans and leases sales	2,036,084	1,139,881
Repayments:
Loan and lease principal repayments	13,759,262	12,798,879
Total principal repayments	13,759,262	12,798,879
Total reductions	15,795,346	13,938,760

Increase (decrease) in other items, net	(2,058)	4,348
Net increase	$324,539	$882,761

Nonperforming Assets, Other Loans and Leases of Concern and Classified Assets
The following table sets forth the Company’s loan and lease delinquencies by type, by amount and by percentage of type at September 30, 2024.

	30-59 Days			60-89 Days			> 89 Days Past Due
(Dollars in thousands)	Number of Loans	Amount	Percent of Category	Number of Loans	Amount	Percent of Category	Number of Loans	Amount	Percent of Category
Loans held for sale	236	$2,266	7.7%	170	$1,361	11.1%	760	$1,050	3.2%

Commercial finance	128	23,381	79.0%	140	7,671	62.8%	329	19,975	60.9%
Consumer finance	2,064	3,962	13.3%	805	3,186	26.1%	754	3,053	9.3%
Tax services (1)	—	—	—%	—	—	—%	—	8,733	26.6%
Warehouse finance	—	—	—%	—	—	—%	—	—	—%
Total loans and leases held for investment	2,192	$27,343	92.3%	945	$10,857	88.9%	1,083	$31,761	96.8%
Total loans and leases	2,428	$29,609	100.0%	1,115	$12,218	100.0%	1,843	$32,811	100.0%
(1) The tax services loans past due represented the aggregate remaining balance of the tax services loan portfolio.

Delinquencies 90 days and over constituted 0.69% of total loans and leases and 0.43% of total assets.

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

The table below sets forth the amounts and categories of the Company’s nonperforming assets.

	At September 30,
(Dollars in thousands)	2024	2023
Nonperforming Loans and Leases
Nonaccruing loans and leases:
Commercial finance	$26,412	$37,372
Total nonaccruing loans and leases	26,412	37,372
Accruing loans and leases delinquent 90 days or more:
Loans held for sale	1,050	306
Commercial finance	2,314	11,242
Consumer finance	3,053	2,210
Tax services(1)	8,733	5,082
Total accruing loans and leases delinquent 90 days or more	15,150	18,840
Total nonperforming loans and leases	41,562	56,212

Other Assets
Nonperforming operating leases	1,471	1,764
Total other assets	1,471	1,764
Total nonperforming assets	$43,033	$57,976
Total as a percentage of total assets	0.57%	0.77%
(1) Certain tax services loans do not bear interest.

For the fiscal year ended September 30, 2024, gross interest income, which would have been recorded had the nonaccruing loans and leases been current in accordance with their original terms, was insignificant, none of which was included in interest income.

Nonaccruing Loans and Leases. At September 30, 2024, the Company had $26.4 million in nonaccruing loans and leases, which constituted 0.6% of the Company's gross loan and lease portfolio. At September 30, 2023, the Company had $37.4 million in nonaccruing loans which constituted 0.8% of its gross loan and lease portfolio. The fiscal 2024 decrease in nonaccruing loans and leases was primarily driven by one sizable relationship within the commercial finance portfolio that was nonaccrual during the prior period and not reported as such as of September 30, 2024.

Accruing Loans and Leases Delinquent 90 Days or More. At September 30, 2024, the Company had $15.2 million in accruing loans and leases delinquent 90 days or more, compared to $18.8 million at September 30, 2023. The decrease in the balance of accruing loans and leases 90 days or more past due was primarily within the commercial finance portfolio, partially offset by increases within the consumer finance and seasonal tax services portfolios.

For information on classified assets, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Asset Quality” of this Annual Report on Form 10-K.

Allowance for Credit Losses. ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments requires the use of a current expected credit losses ("CECL") methodology to determine the allowance for credit losses ("ACL") for loans and debt securities held to maturity. CECL requires loss estimates for the remaining estimated life of the assets to be measured using historical loss data, adjustments for current conditions, and adjustments for reasonable and supportable forecasts of future economic conditions. See Note 1. Summary of Significant Accounting Policies to the "Notes of Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, for more information of the ACL.

The following table sets forth an analysis of the Company’s ACL.

	At September 30,
(Dollars in thousands)	2024	2023
Balance at beginning of period	$49,705	$45,947
Charge-offs:
Commercial finance	(22,837)	(18,894)
Consumer finance	(4,064)	(2,263)
Tax services	(30,780)	(38,741)
Total charge-offs	(57,681)	(59,898)
Recoveries:
Commercial finance	3,286	3,245
Consumer finance	3	—
Tax services	7,785	2,963
Total recoveries	11,074	6,208

Net (charge-offs) recoveries	(46,607)	(53,690)
Provision for credit loss	42,238	57,448
Balance at end of period	$45,336	$49,705

Ratio of net charge-offs during the period to average loans outstanding during the period	1.00%	1.36%
Ratio of net charge-offs during the period to average loans outstanding during the period (excluding tax loans and tax net charge-offs)	0.52%	0.47%
Ratio of net charge offs during the period to nonperforming assets at year end	108.31%	92.61%
Allowance to total loans and leases	1.11%	1.14%
Ratio of allowance to total nonaccrual loans	1.72%	1.33%
Ratio of total nonaccrual loans to total loans outstanding	0.55%	0.84%
For more information on the Provision for Credit Loss, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Annual Report on Form 10-K.

The following table presents net loan charge-offs per lending category and the percentage of net charge-offs to average loan and lease balances.

	At and For the Fiscal Year Ended September 30,
	2024			2023
(Dollars in thousands)	Net Loan Charge-offs	Average Outstanding Balance	Percent of Net Charge-offs to Average Loans	Net Loan Charge-offs	Average Outstanding Balance	Percent of Net Charge-offs to Average Loans
Term lending	$15,850	$1,462,403	1.1%	$9,476	$1,184,055	0.8%
Asset-based lending	(255)	429,726	(0.1)%	2,317	369,686	0.6%
Factoring	2,229	341,571	0.7%	1,513	342,447	0.4%
Lease financing	103	170,962	0.1%	1,176	190,661	0.6%
Insurance premium finance	870	639,825	0.1%	1,162	558,018	0.2%
SBA/USDA	754	566,255	0.1%	5	409,296	—%
Other commercial finance	—	159,472	—%	—	166,422	—%
Commercial finance	19,551	3,770,214	0.5%	15,649	3,220,585	0.5%
Consumer finance	4,061	318,886	1.3%	2,263	231,242	1.0%
Tax services	22,995	153,713	15.0%	35,778	141,210	25.3%
Warehouse finance	—	416,988	—%	—	343,168	—%
Total	$46,607	$4,659,801	1.0%	$53,690	$3,936,205	1.4%

The distribution of the Company’s ACL at the dates indicated is summarized as follows:

	At September 30,
	2024		2023
(Dollars in thousands)	Amount	Percent of Loans and Leases in Each Category of Total Loans and Leases	Amount	Percent of Loans and Leases in Each Category of Total Loans and Leases
Term lending	$30,394	38.2%	$25,686	30.0%
Asset-based lending	1,356	11.6%	2,738	8.8%
Factoring	5,757	8.9%	6,566	8.2%
Lease financing	1,189	3.7%	3,302	4.2%
Insurance premium finance	—	—%	2,637	18.4%
SBA/USDA	3,273	14.0%	2,962	12.0%
Other commercial finance	607	4.6%	3,089	3.8%
Commercial finance	42,576	81.0%	46,980	85.4%
Consumer finance	2,240	6.1%	2,346	5.8%
Tax services	2	0.2%	2	0.1%
Warehouse finance	518	12.7%	377	8.7%
Total	$45,336	100.0%	$49,705	100.0%

Management closely monitors economic developments and considers these factors when assessing the appropriateness of its ACL. The Company's ACL as a percentage of total loans and leases decreased to 1.11% at September 30, 2024 from 1.14% at September 30, 2023. The decrease in the total loan and lease coverage ratio was primarily driven by decreases in the loan and lease coverage ratios for the consumer finance portfolio and the seasonal tax services portfolio, partially offset by an increase in the loan and lease coverage ratio for the commercial finance portfolio. The increase in the commercial finance loan and lease coverage ratio was primarily related to the $594.4 million of insurance premium finance loans that were held for sale as of September 30, 2024 and, as such, had no related ACL balance. That portfolio carried a lower reserve rate compared to the rest of the commercial finance portfolio. The Company expects to continue to diligently monitor the ACL and adjust as necessary in future periods to maintain an appropriate and supportable level.

Management believes that, based on a detailed review of the loan and lease portfolio, historic loan and lease losses, current economic conditions, the size of the loan and lease portfolio and other factors, the level of the ACL at September 30, 2024 reflected an appropriate allowance against expected credit losses from the lending portfolio. Although the Company maintains its ACL at a level it considers to be appropriate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan and lease losses will not be required in future periods.

Investment Activities

The investment policy of the Company generally is to invest funds among various categories of investments and maturities based upon the Company’s need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings and to fulfill the Company’s asset/liability management policies. The Company’s portfolio is managed in accordance with a written investment policy, which is implemented by members of the Company’s Asset/Liability Committee. The Company closely monitors balances in these accounts and maintains a portfolio of highly liquid assets to fund potential deposit outflows or other liquidity needs. To date, the Company has not experienced any unexpected significant outflows related to the Partner Solutions business line deposits, though no assurance can be given that this will continue to be the case.

As of September 30, 2024, the Company had total investment securities with an amortized cost of $1.98 billion compared to $2.18 billion as of September 30, 2023. At September 30, 2024, $1.57 billion, or 79.3%, of the Company’s investment securities were pledged to secure various obligations of the Company. Many of the Company’s municipal holdings are able to be pledged at either the Federal Reserve bank ("FRB") or the Federal Home Loan Bank of Des Moines ("FHLB").

The Company’s mortgage-backed securities ("MBS") portfolio consists of securities issued by U.S. Government agencies or by non-agencies. MBS have uncertain cash flow characteristics that present additional interest rate risk in the form of prepayment or extension risk primarily caused by changes in market interest rates. The prepayment risk associated with MBS is continually monitored, and prepayment rate assumptions are adjusted as appropriate to update the Company’s MBS accounting and asset/liability reports.

The following table sets forth the carrying value of the Company’s portfolio at the dates indicated.

	At September 30,
(Dollars in thousands)	2024	2023
Securities Available for Sale ("AFS")
Corporate securities	$19,750	$18,250
SBA securities	81,935	85,242
Obligations of states and political subdivisions	480	2,289
Non-bank qualified obligations of states and political subdivisions	217,990	226,723
Asset-backed securities	189,698	246,199
Mortgage-backed securities	1,231,368	1,225,525
Total debt securities AFS	1,741,221	1,804,228
Securities Held to Maturity ("HTM")
Non-bank qualified obligations of states and political subdivisions	31,060	34,415
Mortgage-backed securities	2,032	2,176
Total debt securities HTM	33,092	36,591
FRB and FHLB stock	36,014	28,210
Total securities and FRB and FHLB stock	$1,810,327	$1,869,029
Other Interest-Earning Assets
Interest bearing deposits in other financial institutions and federal funds sold(1)	$106,672	$262,225
(1) From time to time, the Company maintains balances in excess of insured limits at various financial institutions, including the FRB, the FHLB, and other private institutions. At September 30, 2024, the Company had $104.9 million and $1.7 million in interest bearing deposits held at the FRB and FHLB, respectively. At September 30, 2023, the Company had $260.3 million and $1.9 million in interest bearing deposits held at the FRB and FHLB, respectively.

The fair value of debt securities available for sale ("AFS") decreased $63.0 million at September 30, 2024 when compared to September 30, 2023 while the amortized cost of debt securities held to maturity ("HTM") decreased $3.5 million over the same period. These decreases were primarily driven by reductions in SBA securities, non-bank qualified obligations of state and political subdivisions, and asset-backed securities, partially offset by an increase in MBS.

The following table sets forth the contractual maturities of debt securities AFS and HTM at September 30, 2024. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	At September 30, 2024
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Securities
(Dollars in thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Debt Securities AFS
Corporate securities	$—	$—	$19,750	$—	$25,000	$19,750
SBA securities	1,599	7,330	38,756	34,250	86,036	81,935
Obligations of states and political subdivisions	—	480	—	—	501	480
Non-bank qualified obligations of states and political subdivisions	198	6,402	1,529	209,861	246,233	217,990
Asset-backed securities	—	—	3,601	186,097	192,979	189,698
Total debt securities AFS	$1,797	$14,212	$63,636	$430,208	$550,749	$509,853
Weighted average yield(1)	4.86%	4.21%	5.02%	5.59%	3.87%	5.50%
Debt Securities HTM
Non-bank qualified obligations of states and political subdivisions	$—	$—	$—	$31,060	$31,060	$28,392
Total debt securities HTM	$—	$—	$—	$31,060	$31,060	$28,392
Weighted average yield(1)	—%	—%	—%	2.49%	2.49%	4.07%
 (1) Weighted average yield for debt securities AFS and HTM are calculated on a pro rata basis for each security based on the relative amortized cost and relative market value, respectively. Yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

The following table sets forth the contractual maturities of the Company's MBS, excluding the effect of prepayments, periodic principal repayments and the adjustable rate nature of these instruments, all of which typically lower the average life of these securities.

	At September 30, 2024
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Securities
(Dollars in thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
MBS AFS
Agency MBS	$—	$30,680	$53,537	$918,859	$1,138,849	$1,003,076
Non-agency MBS	—	—	—	228,292	254,700	228,292
Total MBS AFS	$—	$30,680	$53,537	$1,147,151	$1,393,549	$1,231,368
Weighted average yield	—%	4.20%	4.78%	4.71%	2.73%	4.70%
MBS HTM
Agency MBS	$—	$—	$—	$2,032	$2,032	$1,844
Total MBS HTM	$—	$—	$—	$2,032	$2,032	$1,844
Weighted average yield	—%	—%	—%	2.75%	2.75%	4.59%

At September 30, 2024, the contractual maturity of approximately 93.2% of the Company’s MBS were in excess of ten years. The actual maturity of an MBS is typically less than its stated contractual maturity due to scheduled principal payments and prepayments of the underlying mortgages. Prepayments that are different than anticipated will affect the yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the MBS. In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of MBS, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, borrower credit scores, loan to premises value, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company’s MBS amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. During periods of rising interest rates, these prepayments tend to decelerate as the prevailing market interest rates for mortgage rates increase and prepayment incentives dissipate.

Under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs (collectively, "Topic 326") debt securities HTM are subject to an allowance for credit losses that reflects expected credit losses over the life of the financial asset, unless management concludes there is a zero risk of loss. The Company’s HTM debt security portfolio is limited to investments with implicit and explicit guarantees by government agencies. As a result, management has concluded a zero risk of loss associated with these securities and no provision for credit loss has been included in the Company’s Consolidated Statement of Operations. Under Topic 326, debt securities AFS continue to be recorded at fair value but are subject to an allowance for credit losses that reflects the portion of an unrealized loss position related to credit factors. Any such credit loss is recorded in the Company’s Provision for Credit Loss on the Company’s Consolidated Statement of Operations. Non-credit related losses are recorded in Other Comprehensive Income in the Company’s Consolidated Statement of Condition. The adoption of CECL was inconsequential to debt securities AFS.

Equity Securities. The Company holds marketable equity securities, which have readily determinable fair values, and include common equity and mutual funds. These securities are recorded at fair value with unrealized gains and losses, due to changes in fair value, reflected in earnings. Interest and dividend income from these securities is recognized in interest income. See Note 2. Securities for additional information on marketable equity securities.

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

Funding Activities

The Company’s sources of funds are deposits, borrowings, amortization and repayment of loan and lease principal, interest earned on or maturation of securities and funds provided from operations.

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

Deposits
The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company’s deposits primarily consist of demand deposit accounts, savings accounts, and money market savings accounts, many of which are related to the Partner Solutions business line. In addition, the Company may periodically utilize brokered or other wholesale deposits to target strategic maturities related to its seasonal refund advance lending. The refund advance lending season typically lasts six weeks or less and it is generally more efficient to fund these short-term loans by using brokered deposits to match the expected repayment from refunds. Other sources of wholesale deposits may also be utilized periodically to take advantage of balance sheet funding opportunities.

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition.

The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company endeavors to manage the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, the Company believes that deposits related to the Partner Solutions business line are relatively stable sources of deposits. However, the ability of the Company to attract and maintain deposits and the rates paid on these deposits has been and will continue to be significantly affected by market conditions.

During fiscal years 2020 and 2021, in partnership with the U.S. Department of the Treasury’s Bureau of the Fiscal Service (“Fiscal Service”), the Bank issued 16.5 million prepaid cards in conjunction with the three Economic Impact Payment ("EIP") stimulus programs, totaling approximately $24.15 billion. As of September 30, 2024, the Company had $433.3 million in deposits related to government stimulus funds. Of the total amount of government stimulus program deposits, $198.2 million are on activated cards while $235.1 million are on inactivated cards.

At September 30, 2024, $5.64 billion of the Company’s $5.88 billion deposit portfolio was attributable to the Consumer segment. The majority of these deposits represent funds available to spend on prepaid debit cards and other stored value products, of which $5.59 billion are included with noninterest-bearing checking accounts and $47.5 million are included with savings deposits on the Company’s Consolidated Statements of Financial Condition. The Partner Solutions business line originates debit card programs through outside sales agents and other financial institutions. As such, these deposits carry a somewhat higher degree of concentration risk than traditional consumer products. If a major customer or card program were to leave the Bank, deposit outflows could be more significant than if the Bank were to lose a more traditional customer, although it is considered unlikely that all deposits related to a program would leave the Bank without significant advance notification. As such, and as historical results indicate, the Company believes that its deposit portfolio attributable to the Consumer segment is stable. Deposits arising from the Partner Solutions business line has allowed the Bank to reduce its reliance on wholesale deposits, certificates of deposit and public funds, which typically have relatively higher costs.

For information on noninterest-bearing checking deposits, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition" of this Annual Report on Form 10-K.

Approximately 57% of the deposit portfolio during the 2024 fiscal fourth quarter was subject to variable, rate-related processing expenses that are derived from the terms of contractual agreements with certain Partner Solutions relationships. These agreements are tied to a rate index, typically the Effective Federal Funds Rate ("EFFR").

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company for the periods indicated.

	At September 30,
	2024		2023
(Dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Transactions and Savings Deposits:
Non-Interest bearing checking	$5,617,097	95.6%	$6,332,941	96.1%
Interest bearing checking	4,350	0.1%	415	—%
Savings deposits	48,730	0.8%	59,041	0.9%
Money market deposits	174,701	3.0%	185,307	2.8%
Wholesale deposits	1,001	—%	5,944	0.1%
Total transactions and savings deposits	5,845,879	99.5%	6,583,648	99.9%

Time Certificates of Deposit:
Total time certificates of deposit(1)	29,206	0.5%	5,534	0.1%
Total deposits	$5,875,085	100.0%	$6,589,182	100.0%
(1) As of September 30, 2024, total time certificates of deposit included $25.0 million of wholesale certificates of deposit.

As of September 30, 2024 and 2023, total deposits that exceed FDIC insurance limits, or are otherwise uninsured, were estimated to be $643.3 million and $550.7 million, respectively. Estimated uninsured domestic deposits reflect amounts, disclosed in U.S. regulatory reports of the Bank, with adjustments for amounts related to consolidated subsidiaries.

The following table presents contractual maturities of estimated U.S. time deposits in excess of FDIC insurance limits or are otherwise uninsured.

	Maturity
(Dollars in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Certificates of deposit	$675	$579	$750	$602	$2,606

The following table shows rate and maturity information for the Company’s certificates of deposit at September 30, 2024.

(Dollars in thousands)	0.00 - 0.99%	1.00 - 1.99%	2.00 - 2.99%	3.00 - 3.99%	4.00 - 4.99%	Total	Percent of Total
Certificate accounts maturing in quarter ending:
December 31, 2024	$1,275	$—	$—	$—	$—	$1,275	4.4%
March 31, 2025	829	—	—	—	—	829	2.8%
June 30, 2025	1,000	—	—	—	—	1,000	3.4%
September 30, 2025	—	—	—	—	—	—	—%
December 31, 2025	300	—	—	—	25,000	25,300	86.6%
March 31, 2026	802	—	—	—	—	802	2.8%
Total	$4,206	$—	$—	$—	$25,000	$29,206	100.0%

Percent of total	14.4%	—%	—%	—%	85.6%	100.0%

The following table indicates the amount of the Company’s certificates of deposit by time remaining until maturity as of September 30, 2024.

(Dollars in thousands)	3 Months or Less	After 3 to 6 Months	After 6 to 12 Months	After 12 Months	Total
Certificates of deposit less than $250,000	$100	$—	$—	$25,000	$25,100
Certificates of deposit of $250,000 or more	1,175	829	1,000	1,102	4,106
Total certificates of deposit	$1,275	$829	$1,000	$26,102	$29,206

At September 30, 2024, there were no deposits from governmental or other public entities included in certificates of deposit.

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

The Company’s borrowings have historically consisted primarily of advances from the FHLB upon the security of a blanket collateral agreement of a percentage of unencumbered loans and the pledge of specific securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At September 30, 2024, the Bank had $257.0 million overnight borrowings with the ability to borrow up to an approximate additional $726.6 million from the FHLB.

As of September 30, 2024, debt securities with fair values of approximately $533.8 million and $1.04 billion were pledged as collateral to the FRB and the FHLB, respectively, to secure various obligations of the Company. For additional information regarding the Company’s collateralization of borrowings, see Note 10. Short-term and Long-term Borrowings to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

On September 26, 2022, the Company announced the completion of a private placement of $20 million of its 6.625% Fixed-to-Floating Rate Subordinated Notes due 2032 to certain qualified institutional buyers and accredited investors. The Notes are intended to qualify as Tier 2 capital for regulatory capital purposes. The Notes were issued under an indenture with UMB Bank, N.A., as trustee. At September 30, 2024, $19.7 million in aggregate principal amount in subordinated debentures were outstanding.

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

The outstanding balance of the trust preferred securities at September 30, 2024 was $13.7 million.

The following table sets forth the maximum month-end balance and average balance of trust preferred securities, subordinated debentures, overnight fed funds purchased, and other borrowings for the periods indicated.

	Fiscal Year Ended September 30,
(Dollars in thousands)	2024	2023
Maximum Balance:
Trust preferred securities	$13,661	$13,661
Subordinated debentures	19,693	19,626
Overnight fed funds purchased	377,000	440,000
Other borrowings	523	2,178

Average Balance:
Trust preferred securities	$13,661	$13,661
Subordinated debentures	19,638	19,560
Overnight fed funds purchased	99,290	74,812
Other borrowings	201	1,447

The following table sets forth certain information as to the Company’s trust preferred securities, subordinated debentures, overnight fed funds purchased, and other borrowings.

	At September 30,
(Dollars in thousands)	2024	2023
Trust preferred securities	$13,661	$13,661
Subordinated debentures	19,693	19,591
Overnight fed funds purchased	377,000	13,000
Other borrowings	—	621
Total borrowings	$410,354	$46,873

Weighted average interest rate of trust preferred securities	8.91%	9.39%
Weighted average interest rate of subordinated debentures	6.63%	6.63%
Weighted average interest rate of overnight fed funds purchased	5.11%	5.57%

Partner Solutions Activities

The Company's core differentiators, including industry experience, operational excellence, committed partnership, and mature risk and compliance infrastructure are important for payment innovators in an evolving marketplace. Partner Solutions delivers a diversified portfolio of offerings including issuing, acquiring, digital payments, financial institution solutions, credit solutions, and professional tax solutions with an operating structure that streamlines banking processes and ensures reliable and sustainable programs with unparalleled commitment to enabling our partners' success. Overall, the products and services offered by the Company are generally designed to facilitate the processing and settlement of authorized electronic transactions involving the movement of funds.

While the Company has seasoned banking expertise and time-tested risk and compliance infrastructure, no guarantee can be made that the Company will not experience losses in the Partner Solutions business line. The Company has signed agreements with terms extending through the next few years with several of its largest sales agents/program managers, which the Company expects will help mitigate this risk.

Each offering is discussed generally below with examples to illustrate use cases. The Company cross-utilizes personnel and resources across these offerings.

Issuing
DDA Sponsorship. Partners looking to offer financial services in an ecosystem typically employ a direct deposit account, savings account or debit card, or combination thereof. Pathward facilitates their ability to establish a seamless banking experience for both their consumer and business customers, complete with online acceptance and digital funds transfer, as well as options such as overdraft protection in times of income shortfalls and the overall benefit of improved money management.

Prepaid Sponsorship. Similar to traditional debit cards, prepaid cards are embedded with a magnetic stripe, which encodes relevant card data (which may or may not include information about the user and/or purchaser of such card), and an EMV chip, which is equipped with a microprocessor chip and the technology used to authenticate chip card transactions. When the holder of a card attempts a permitted transaction, necessary information, including the authorization for such transaction, is shared between the “point of use” or “point of sale” and authorization systems maintaining the account of record. Most recently, “virtual” prepaid cards have become popular in the industry. Virtual prepaid cards are used in both the consumer space, for example as a gift card, and in the commercial arena to facilitate accounts payable and vendor payments.

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

Acquiring
Merchant Acquiring Sponsorship. Acquiring solutions include the acceptance, processing and settlement of credit card and debit card payments by an acquiring bank on behalf of merchants. Pathward acts as an acquiring bank to sponsor acquiring activity on behalf of merchant customers by leveraging partnerships with partners who act as merchant processors, third-party service providers, independent sales organizations (“ISOs”), and/or payment facilitators to identify, onboard and support merchant customers.

ATM Sponsorship. The Company sponsors ATM ISOs into various networks and provides associated sponsorships of encryption support organizations and third-party processors in support of the financial institutions and the ATM ISO sponsorships. Sponsorship consists of the review and oversight of entities participating in debit and credit networks.

Pathward currently provides financial processing services for approximately 300,000 freestanding ATMs nationwide providing consumers with access to funds at ATMs frequently found in malls, retail chains, convenience stores, events, fairs and other small business locations across the U.S.

Digital Payments
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

Pathward is a Nacha Top 30 bank for receiving and originating payments. As of September 2024, Pathward typically processes a combined $2.5 billion per day in ACH and wire services to provide safe and efficient movement of money.

Financial Institution Solutions
With this suite of offerings, Pathward provides community banks and credit unions a path to fulfill the unique needs of their customers without using in-house resources.

Prepaid Solutions. Pathward has delivered myriad co-branded prepaid card programs that promote the brands of our financial institution clients.

Commercial Financing Options. Today’s businesses require unique, flexible financial products to target areas ranging from acquiring new equipment and business expansion to maximizing cash flow and working capital. When business clients do not qualify for traditional financing or when a product is not available, Pathward provides a variety of options including asset-based lending and SBA lending.

Merchant Services. Pathward’s merchant services program empowers community banks and credit unions to offer merchant processing services to their business clients, eliminating the challenges and liabilities associated with managing an independent program.

Professional Tax Solutions
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

Regulation and Supervision

Both the Company and the Bank are subject to extensive regulation in connection with their respective activities and operations, including those of their subsidiaries. On April 1, 2020, the Bank converted from a federal thrift charter to a national bank charter and the Company converted from a savings and loan holding company to a BHC that has elected to be a FHC.

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

The framework by which both the Company and the Bank are supervised and examined is complex. This framework includes acts of Congress, regulations, policy statements and guidance, and other interpretive materials that define the obligations and requirements for entities participating in the U.S. banking system.

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

As described broadly below, the banking industry is subject to significant regulation. The following discussion is not intended to be a complete list of all the activities regulated by the U.S. banking laws or of the impact of such laws and regulations on the Company or the Bank. Rather, it is intended to briefly summarize the legal and regulatory framework in which the Company and the Bank operate and describe legal requirements that impact their businesses and operations. The information set forth below is subject to change and is qualified in its entirety by the actual laws and regulations referenced.

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

Interchange Fees. The Dodd-Frank Act includes provisions that restrict interchange fees to those which are “reasonable and proportionate” for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing (known as the “Durbin Amendment”). In October 2023, the Federal Reserve issued proposed rules that would reduce the maximum permissible interchange fee cap and would adopt an approach for future adjustments to the interchange fee cap. Although, as of the date of the filing of this Annual Report on Form 10-K, the interchange fee restrictions in the Durbin Amendment do not apply to the Bank because debit card issuers with total worldwide assets of less than $10 billion are exempt, such restrictions may negatively impact the pricing all debit card processors in the market, including the Bank, may charge.

Incentive Compensation. The Dodd-Frank Act requires that the federal banking agencies, including the Federal Reserve and the OCC, issue a rule related to incentive-based compensation. No final rule implementing this provision of the Dodd-Frank Act has, as of the date of the filing of this Annual Report on Form 10-K, been adopted, but a proposed rule was published in May 2024. The proposed rule is intended to (i) prohibit incentive-based payment arrangements that the banking agencies determine could encourage certain financial institutions to take inappropriate risks by providing excessive compensation or that could lead to material financial loss, (ii) require the board of directors of those financial institutions to take certain oversight actions related to incentive-based compensation, and (iii) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator. Although a final rule has not been issued, the Company and the Bank have undertaken efforts to ensure that their incentive compensation plans do not encourage inappropriate risks, consistent with the principles identified above.

The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (“Regulatory Relief Act”)
Enacted in 2018, the Regulatory Relief Act includes several provisions that positively affect smaller banking institutions (e.g., those with less than $10 billion in assets) like the Bank. Specific provisions of the Regulatory Relief Act that benefit smaller banks include modifications to the “qualified mortgage” criteria under the “ability to repay” rules for certain mortgages that are held and maintained on the Bank’s retained portfolio as well as relief from certain capital requirements required by an international banking capital framework with the creation of a “community bank leverage ratio.” See “Regulatory Capital Requirements” and “Brokered Deposits.”

Temporary Regulatory Capital Relief Related to Impact of CECL
On August 26, 2020, the federal banking agencies adopted a final rule that delayed the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provided banking organizations that implemented CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. The Company elected to phase in the regulatory capital impact as permitted under this final rule. The CECL transition amount is being phased out of regulatory capital over a three-year period that began October 1, 2022 and ends on September 30, 2025.

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

In general, the Bank’s legal lending limit totals 15 percent of its capital and surplus plus an additional 10 percent of capital and surplus if the amount that exceeds the 15 percent general limit is fully secured by readily marketable collateral (together, referred to as the “combined general limit”). At September 30, 2024, the Bank was in compliance with the combined general limit.

The OCC announced on October 1, 2024 that its supervisory strategies for 2025 will focus on: (a) credit; (b) allowance for credit losses; (c) asset and liability management; (d) capital; (e) climate-related financial risks for banks with over $100 billion in total consolidated assets; (f) cybersecurity; (g) enterprise change management; (h) operations; (i) third-party risks; (j) payments; (k) Bank Secrecy Act/anti--money laundering/countering the financing of terrorism and Office of Foreign Assets Control; (l) consumer compliance; (m) Community Reinvestment Act; and (n) fair lending.

The OCC’s 2025 supervisory plan provides the foundation for policy initiatives and for supervisory strategies as applied to national banks as well as their third-party service providers subject to OCC examination. OCC staff members use the supervisory plan to guide their supervisory priorities, planning, and resource allocations. The OCC typically provides periodic updates about supervisory priorities through the Semiannual Risk Perspective process in the fall and spring of each year.

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

The FDIC imposes an assessment against all depository institutions for deposit insurance quarterly. FDIC total base assessment rates for institutions that have been insured for at least five years range from 2.5 to 42 basis points annually and take into account an institution’s composite CAMELS rating and other factors. Notably, the FDIC has the authority to increase an institution’s deposit insurance premium if it determines that an insured depository institution significantly relies upon brokered deposits. As of September 30, 2024, 2023 and 2022, the Bank’s deposit insurance assessment rate was 7 basis points, 7 basis points, and 5 basis points, respectively. The Bank’s deposit insurance premium expense totaled $5.3 million for 2024, $4.3 million for 2023, and $3.1 million for 2022. A significant increase in DIF insurance premiums would have an adverse effect on the operating expenses and results of operations of the Bank.

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

The Federal Deposit Insurance Act requires the FDIC to designate and publish the DRR before the beginning of each calendar year. For calendar year 2024, the FDIC set the DRR at 2.00%, which is consistent with the DRR set for each calendar year since 2011 and the FDIC's goal to maintain the DRR at or above the statutory threshold.

Brokered Deposits
The FDIC limits the ability to accept brokered deposits to those insured depository institutions that are well capitalized. Institutions that are less than well capitalized cannot accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver by the FDIC. The FDIC has defined the “national rate” for all interest-bearing deposits held by less-than-well-capitalized institutions as “a simple average of rates paid by all insured depository institutions and branches for which data are available” and has stated that its presumption is that this national rate is the prevailing rate in any market. As such, institutions that are less than well capitalized that are permitted to accept, renew or rollover brokered deposits via FDIC waiver generally may not pay an interest rate in excess of the national rate plus 75 basis points on such brokered deposits. As of September 30, 2024, the Bank categorized $82.0 million, or 1% of its deposit liabilities, as brokered deposits.

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

On July 30, 2024, the FDIC proposed a rule that would amend the current rules governing brokered deposits. The proposed rule as drafted would, among other things, (1) amend the definition of “deposit broker”; (2) eliminate the exclusive deposit placement arrangement exception; (3) eliminate the enabling transactions designated business exception; (4) revise the “25 percent test” designated business exception for a primary purpose exception to be available only to broker-dealers and investment advisers and only if less than 10 percent of the total assets that the broker-dealer or investment adviser has under management for its customers is placed at one or more insured depository institutions; (5) revise the interpretation of the primary purpose exception to consider the third party’s intent in placing customer funds at a particular insured depository institution; (6) allow only insured depository institutions to file notices and applications for primary purpose exceptions; and (7) clarify how an insured depository institution that loses its “agent institution” status regains that status. The Company is currently evaluating the effect of the proposed rule on the Company were it to be adopted as a final rule and monitoring the status of this rulemaking.

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

The Bureau issued its final Small Dollar Rule on July 22, 2020, which rescinded certain provisions of the rule that was issued in 2017 relating to mandatory underwriting. Specifically, the Bureau revoked provisions that: (i) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer-term balloon-payment loan, including payday and vehicle title loans, without reasonably determining that consumers have the ability to repay those loans according to their terms; (ii) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (iii) exempt certain loans from the mandatory underwriting requirements; and (iv) establish related definitions, reporting, and recordkeeping requirements. The payment provisions of the Small Dollar Rule were not rescinded and restrict lenders from attempting to withdraw payment from a borrower’s account after two consecutive failed attempts unless the borrower provides new authorization for the third attempt. In order to begin re-attempting payments, the lender must follow certain guidelines and obtain new authorizations where applicable. The Small Dollar Rule has been the subject of litigation, but the Bureau indicated that it expects the Small Dollar Rule to become effective on March 30, 2025.
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

Anti-Money Laundering (“AML”) Laws and Regulations
AML and financial transparency laws and regulations, including the Bank Secrecy Act and the USA PATRIOT Act of 2001, impose strict standards for gathering and verifying customer information in order to ensure funds or other assets are not being placed in U.S. financial institutions to facilitate terrorist financing and laundering of funds. Applicable laws require financial institutions to have AML programs in place and require the federal banking agencies to consider a holding company’s effectiveness in combating money laundering when ruling on certain merger or acquisition applications. In addition, failure to comply with these requirements could lead to significant fines and penalties or the imposition of corrective orders. In July 2024, the federal banking agencies, including the FRB and OCC, proposed amendments to update the requirements for supervised institutions to establish, implement and maintain effective, risk-based and reasonably designed AML and countering the financing of terrorism (“CFT”) programs. The proposed amendments would require supervised institutions to identify, evaluate and document the regulated institution’s money laundering, terrorist financing and other illicit finance activity risks, as well as consider, as appropriate, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network’s (“FinCEN”) published national AML/CFT priorities.

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

Guidance for Third-Party Relationships
On June 9, 2023, the OCC, Federal Reserve, and FDIC issued final interagency guidance on risk management of third-party relationships, including third-party lending relationships. The interagency guidance is based, in part, on the OCC’s previously existing third-party risk management guidance from 2013 and seeks to, among other things, promote consistency in third-party risk management and provide sound risk management guidance for third-party relationships commensurate with a bank’s risk profile and complexity as well as the criticality of the activity. The final interagency guidance replaces each agency’s existing guidance on this topic (including the OCC's 2020 Frequently Asked Questions on Third-Party Relationships) and is directed to all banking organizations supervised by the OCC, Federal Reserve, and FDIC. Additionally, third party relationship risk management and banking as a service arrangements (including with respect to deposit products and services) have been topics of focus for federal bank regulators in 2024 and further rulemaking activity or guidance may be forthcoming.

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

Assessments
The Dodd-Frank Act provides that, in establishing the amount of an assessment, the Comptroller of the Currency may consider the nature and scope of the activities of the entity, the amount and type of assets it holds, the financial and managerial condition of the entity and any other factor that is appropriate. The assessments are paid to the OCC on a semi-annual basis. During the fiscal year ended September 30, 2024, the Bank paid assessments (standard assessments) of $789,608 to the OCC.

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

The Capital Rules prescribe a standardized approach for risk weightings for a large and risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures, and resulting in high-risk weights for a variety of asset classes. As of September 30, 2024, the Bank exceeded all of its regulatory capital requirements and was designated as “well capitalized” under federal guidelines.

There have been several developments which are intended to reduce the regulatory capital burden on smaller or less complex banking organizations like the Company and the Bank. The effect that these developments will have on the Company and the Bank is currently uncertain.

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

The Bank paid cash dividends in the amount of $87.0 million to the Company during fiscal 2024, to be used to fund share repurchases under the common stock share repurchase programs that were authorized by the Company's Board of Directors. On September 3, 2021, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase up to 6,000,000 shares of the Company's outstanding common stock on or before September 30, 2024. On August 25, 2023, the Company's Board of Directors authorized a new stock repurchase program pursuant to which the Company may repurchase up to an additional 7,000,000 shares of the Company's outstanding common stock on or before September 30, 2028. As part of its capital planning, the Company will continue to regularly assess its needs for dividends from the Bank in order to fund future share repurchases and dividends to the Company's stockholders as needed.

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

Community Reinvestment Act (“CRA”)
Under the CRA, the Bank is evaluated periodically by its primary federal banking regulator to determine if it is meeting its continuing and affirmative obligations consistent with its safe and sound operation, to help meet the credit needs of its assessment areas, including low- and moderate-income neighborhoods. CRA ratings can also impact an insured depository institution’s ability to engage in certain activities as CRA performance is considered in connection with certain applications by depository institutions and their holding companies, including merger applications, charter applications, and applications to acquire assets or assume liabilities. The Bank received a “Satisfactory” rating during its most recent Performance Evaluation dated January 29, 2024.

On October 24, 2023, the federal banking agencies jointly issued a final rule to modernize CRA regulations consistent with the following key goals: (i) to encourage banks to expand access to credit, investment, and banking services in low to moderate income communities; (ii) to adapt to changes in the banking industry, including internet and mobile banking and the growth of non-branch delivery systems; (iii) to provide greater clarity and consistency in the application of the CRA regulations, including adoption of a new metrics-based approach to evaluating bank retail lending and community development financing; and (iv) to tailor CRA evaluations and data collection to bank size and type, recognizing that differences in bank size and business models may impact CRA evaluations and qualifying activities. Most of the final CRA rule’s requirements will be applicable beginning January 1, 2026, with certain requirements, including the data reporting requirements, applicable as of January 1, 2027. The Bank is evaluating the expected impact of the modified CRA regulations.

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

As a member of the FHLB system, the Bank is required to purchase and maintain activity-based capital stock in the FHLB in the amount specified by the applicable FHLB's capital plan. At September 30, 2024, the Bank had in the aggregate $16.3 million in FHLB stock, which was in compliance with the FHLB of Des Moines' requirement. For the fiscal year ended September 30, 2024, dividends paid by the FHLB to the Bank totaled $0.7 million.

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

On September 17, 2024, the OCC issued a final rule related to its regulations for business combinations involving national banks and a policy statement that summarizes the principles the OCC uses when it reviews proposed bank merger transactions under the Bank Merger Act (“BMA”). The final rule removes provisions related to expedited review and the use of the streamlined business combination application. The policy statement discusses the OCC’s review of applications submitted under the BMA, including general principles for the OCC’s review and the OCC’s consideration of the financial stability, managerial and financial resources and future prospects and the convenience and statutory needs factors under the BMA. On September 17, 2024, the FDIC also approved a final Statement of Policy on Bank Merger Transactions addressing the scope of transactions subject to FDIC approval, the FDIC’s process for evaluating merger applications, and the principles that guide the FDIC’s consideration of the applicable statutory factors as set forth in the BMA.

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

The Company’s Partner Solutions business line serves customers nationally and also faces strong competition from large commercial banks and specialty providers of electronic payments processing and servicing, including prepaid, debit and credit card issuers, ACH processors and ATM network sponsors. Many of these national players are aggressive competitors, leveraging relationships and economies of scale.

As part of its national lending operations, the Company also faces strong competition from non-bank commercial finance companies, leasing companies, factoring companies, consumer finance and others on a nationwide basis. In addition, the Company’s tax return processing services division competes nationwide with financial institutions that offer similar processing technologies and capabilities.

Human Capital Resources

The Company's purpose of powering financial inclusion is foundational to our ability to attract and retain top talent who desire to work with innovators to enable financial availability, choice, and opportunity for consumers and businesses in underserved markets. We empower our employees by providing opportunities to grow and develop in their careers, supported by strong compensation, benefits, and health and well-being programs. We seek to provide a diverse, inclusive, safe, and healthy workplace, recognizing our employees enable us to deliver on our purpose.

Demographics
The following table describes the composition of our workforce as of September 30, 2024:

Employee Type	9/30/2023	9/30/2024	Change
Full-time	1,192	1,239	3.94%
All Other Types	7	5	(28.57)%
Total Employees	1,199	1,244	3.75%

Women	53%
Racial/Ethnic Minorities	22%

Diversity, Equity, Inclusion and Belonging ("DEIB")
At Pathward, we are committed to advancing DEIB to meet the dynamic needs of our workforce and business. We aim to cultivate an environment where every employee is embraced and recognized for their unique contributions in serving our clients, partners and communities.

Pathward works to promote diversity throughout our organization and provide an equal opportunity for employment and success regardless of background and identity, as reflected in our Code of Business Conduct and Employee Handbook.

Talent Acquisition
A core tenet of our talent system is to both develop talent from within and enrich our talent pool with external hires to support a continuous improvement mindset. Our “Talent Anywhere” recruitment strategy enables us to source candidates needed to fill essential capabilities and roles while positioning us as a remote-enabled employer of choice. Our remote-enabled workplace has created valuable benefits for both employees and our business by reducing necessary commutes, allowing us to hire diverse talent from anywhere in the United States, and realizing a reduction in our physical footprint. As part of our DEIB strategy, we train our internal recruiters on how to mitigate unconscious bias in the hiring process and how to assemble diverse candidate slates for open positions.

Talent Assessment and Development
Assessing talent and leadership development are also critical to our talent growth and retention strategy. We continue to mature and expand our talent management framework. This framework is used throughout the company to better equip Pathward to have clear line of sight into teams’ strengths and opportunities in terms of skills, diversity, and leadership potential. This helps ensure our internal talent supply keeps pace with demand, that we invest in our workforce with intention, have our highest performing, highest potential employees applied to our most critical work, and are preparing today’s talent for tomorrow’s needs.

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

Total Rewards
As part of our total rewards strategy, we aspire to offer and maintain market competitive total rewards programs for our employees that attract and retain superior talent. In addition to competitive base wages, we offer other variable pay depending on an employee's position, including an annual bonus or commission plan. We offer a 401(k) plan with a highly competitive company match. Our healthcare, insurance benefits, health savings and flexible spending accounts are equally competitive with a low-cost share for the employee. We also provide employer paid short- and long-term disability and life insurance benefits. We understand how important it is that our employees have time away from work. To allow employees time to recharge, we offer paid time off, family leave, family care resources, flexible work schedules, adoption assistance, employee assistance programs, and other related benefits. We want our employees to be healthy and be able to bring their whole selves to the workplace.

Health and Safety
We believe the success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety, and wellness of our employees. Being a fully remote-enabled employer, we provide laptops and related hardware along with a stipend to enhance employees' at-home work experience. Employees also have access to our offices if they choose to work there instead. Our employees and their families are also supported with access to a variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health. We follow local, state and federal regulations issued by the Occupational Safety and Health Administration and are prepared to implement any applicable workplace requirements.

Available Information

The Company’s website address is www.pathwardfinancial.com. The Company makes available, through a link with the SEC’s EDGAR database (http://www.sec.gov), free of charge, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and statements of ownership on Forms 3, 4, and 5. Investors are encouraged to access these reports and other information about our business on our website. The information found on the Company’s website is not incorporated by reference in this or any other report the Company files or furnishes to the SEC. The Company also will provide copies of its Annual Report on Form 10-K, free of charge, upon written request to Darby Schoenfeld, SVP Chief of Staff and Investor Relations, at the Company’s address. Also posted on the Company's website, among other things, are the Sustainability Report, the charters of committees of the Board of Directors, as well as the Company's Code of Business Conduct.

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
•Failure to comply satisfactorily with certain privacy and data protection laws, regulations, and standards to which we are subject could adversely affect our reputation and operating revenues.
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
•The OCC's grant of bank charters to fintech companies and special purpose fintech charter could present a market risk to us generally and the Partner Solutions business line specifically.
•The loss or transition of key members of our senior management team or key employees in the Bank's divisions, or our inability to attract and retain qualified personnel, could adversely affect our business.
•We regularly assess our investments in technology, and changes in technology could be costly.

•Our ability to receive dividends from the Bank could affect our liquidity and ability to pay dividends on our common stock, interest on our trust preferred securities and principal on our debt.
•Unclaimed funds represented by unused value on the cards presents compliance and other risks.

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
•Regulatory scrutiny of bank provision of partner solutions and related technology considerations has increased.
•Increased scrutiny and evolving expectations from stakeholders with respect to ESG practices may impose additional costs on us or expose us to new or additional risks.
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
•As a BHC, we are required to serve as a "source of strength" for the Bank.
•If we fail to maintain sufficient capital, our financial condition, liquidity, results of operations, and compliance with regulatory requirements would be adversely affected.
•Changes in federal, state, and local tax laws, interpretations of existing tax laws, or adverse determinations by tax authorities, could increase our tax burden or otherwise have a material adverse effect on our business, financial condition, and results of operations.

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
•Legal challenges to and regulatory investigations of our, or the Bank's, operations could have a significant material adverse effect on us.
•Our reputation and business could be damaged by negative publicity.
•Existing insurance policies may not adequately protect us and our subsidiaries.

Risks Related to Our Industry and Business

Our framework for managing risk, including our underwriting practices, may not prevent future losses.

We have established processes and procedures intended to identify, measure, monitor, report, and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk, and reputational risk, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies, as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. For example, if our underwriting practices or criteria fail to adequately identify, price, and mitigate credit risks, such as risks related to economic disruption and the risk in our refund advance loan portfolio that the IRS or the relevant state revenue department does not pay our customer's tax refund in full or the risk that any of our EROs will facilitate or engage in malfeasance or offer the Bank's products and services in a manner that does not comply with applicable law or contractual representations, warranties and covenants, it is possible that losses in our loan portfolio will exceed the amounts the Bank has set aside for loss reserves and result in reduced interest income and increased provision for credit loss, which could have an adverse effect on our financial condition and results of operations. Any resulting deterioration in our loan and lease portfolio could also cause a decrease in our capital, which would make it more difficult to maintain regulatory capital compliance. Further, risk mitigation techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the specific circumstances and timing of such outcomes, which may result in the Bank or any of its business lines incurring unexpected losses.

We are subject to credit risk in connection with our lending and leasing activities, and our financial condition and results of operations may be negatively impacted by factors that adversely affect our borrowers.

We, through the Bank and its business lines, originate various types of loans and leases, and our financial condition and results of operations are affected by the ability of borrowers to repay their loans or leases in a timely manner. Borrowers may be unable to repay their loans due to various factors, some of which are outside of their control. Similarly, borrowers under our commercial loans and related financing products (typically, small- to medium-sized businesses) may be more susceptible to even mild or moderate economic declines than larger commercial borrowers, which may subject the Bank and, ultimately, us, to a higher risk of loan loss. Many borrowers have been negatively impacted by recent events impacting financial, real estate, and securities markets, including geopolitical turmoil, higher interest rates, inflation, adverse developments in the financial services industry, and other events that have caused market and economic volatility, and may continue to be similarly or more severely affected in the future. The risk of non-payment by borrowers is assessed through our underwriting processes and other risk management practices, which may not be able to fully identify, price and mitigate such risk. See "Our framework for managing risk, including our underwriting practices, may not prevent future losses." Despite those efforts, we do and will experience loan and lease losses, and our financial condition and results of operations will be adversely affected by those loan and lease losses.

If our actual credit losses exceed our allowance for credit losses, our net income will decrease.

We make various assumptions and subjective judgments about the collectability of our loan and lease portfolio, including the creditworthiness of our borrowers and the value of the assets serving as collateral for the repayment of our loans and leases, which are subject to change. Despite our underwriting and monitoring practices, our loan and lease customers may not repay their loans and leases according to their terms, and the collateral securing the payment of these loans and leases may be insufficient to pay any remaining loan and lease balance. We may experience significant credit losses due to nonpayment by our borrowers, which could have a material adverse effect on our overall financial condition and results of operation, as well as the value of our common stock. Because we must use assumptions to establish our allowance for credit losses, the current allowance for credit losses may not be sufficient to cover actual credit losses, and increases in the allowance, which may be significant, may be necessary. In addition, federal and state regulators periodically review our allowance for credit losses and may require us to increase our provision for credit loss or recognize loan charge-offs. Material additions to our allowance would materially decrease our net income. We cannot provide any assurance that our monitoring procedures and policies will reduce certain lending risks or that our allowance for credit losses will be adequate to cover actual losses.

Our earnings are significantly affected by general business, political and economic conditions.

Our operations and profitability, including the value of the portfolio of investment securities we hold and the value of collateral securing certain of our loans, are impacted by general business, political and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, commodity pricing, money supply and monetary policy, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, the strength of the United States economy, and uncertainty in financial markets globally, all of which are beyond our control. A deterioration in business, political or economic conditions, including those arising from pandemics, geopolitical turmoil and war, government shutdowns or defaults, or increases in unemployment, could result in an increase in loan delinquencies and nonperforming assets, decreases in loan collateral values, and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our financial condition and results of operations.

Additionally, an unpredictable or volatile political environment in the United States, including any social unrest and uncertainty as a result of the 2024 U.S. presidential election, could negatively impact business and market conditions, economic growth, financial stability, and business, consumer, investor, and regulatory sentiments, any one or more of which could have a material adverse impact on our financial condition and results of operations. It is difficult to predict the legislative and regulatory changes that may result due to the upcoming presidential election. A new administration, or a change in the make-up of either the Senate and/or House of Representatives may cause broader economic changes due to changes in governing ideology and style. New appointments to the Board of Governances of the Federal Reserve could affect monetary policy and interest rates, which could in turn affect economic growth.

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

The electronic payments industry, including the prepaid financial services segment within that industry in which the Partner Solutions business line operates, depends heavily upon the overall level of consumer spending, which may decrease if economic or political conditions in the United States deteriorate and result in a reduction of the number of our prepaid accounts that are purchased or reloaded, the number of transactions involving our cards and the use of our reloadable card products and related services. A sustained reduction in the use of our products and related services, either as a result of a general reduction in consumer spending or as a result of a disproportionate reduction in the use of card-based payment systems, would materially harm our business, results of operations and financial condition.

Adverse developments or concerns affecting the financial services industry or specific financial institutions could adversely affect our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar events, have in the past and may in the future lead to erosion of customer confidence in the banking system, deposit volatility, liquidity issues, stock price volatility, increased regulatory scrutiny and other adverse developments. For example, the closures of Silicon Valley Bank ("SVB") and Signature Bank in March 2023, and First Republic Bank in May 2023, led to disruption and volatility, including deposit outflows and increased need for liquidity, at certain banks. Although depositors of these banks were largely protected, it is not certain that the Federal Reserve or FDIC will treat future bank failures similarly.

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

While we did not experience any abnormal changes in our total outstanding deposit balances following the bank closures in March and May 2023 and related events, we experienced changes in deposit balances resulting from typical seasonal fluctuations due to the nature of our business. While our deposit base primarily consists of millions of retail cards and other small dollar accounts with an average balance less than $1,000 and we maintain a liquidity position with numerous funding options available totaling over $2.0 billion as of September 30, 2024, we cannot be assured that unusual deposit withdrawal activity will not affect banks generally in the future or us in particular. Continued uncertainty regarding or worsening of the severity or duration of the volatility in the banking industry could also adversely impact our estimate of our allowance for credit losses and related provision for credit loss.

Any of these impacts, or any other impacts resulting from the events described above, could have a material adverse effect on our liquidity and our current and/or projected business operations and financial condition and results of operations.

Ineffective liquidity management could adversely affect our financial condition and results of operation.

Liquidity is essential to our business. We rely on different sources in order to meet our potential liquidity demands. Our primary sources of funds are deposits, derived principally through our Partner Solutions business line, borrowings, principal and interest payments on loans and leases and mortgage-backed securities, and maturing investment securities. We also utilize wholesale deposit sources to provide temporary funding when necessary or when favorable terms are available. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy generally. Any decline in available funding in amounts adequate to finance our activities or on terms which are acceptable could adversely impact our ability to originate loans, invest in securities, meet our expenses or fulfill our obligations, such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources” of this Form 10-K.

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

Our earnings depend substantially on our interest rate spread, which is the difference between (i) the interest rates we earn on loans, securities, and other interest-earning assets, and (ii) the interest rates we pay on deposits, other borrowings, and other interest-bearing liabilities. We are exposed to interest rate risk because our interest-earning assets and interest-bearing liabilities do not react uniformly or concurrently to changes in interest rates since the two have different time periods for adjustment and can be tied to different measures of rates. These rates are highly sensitive to many factors beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities, including the Federal Reserve. Throughout 2022, 2023 and 2024, the Federal Reserve raised the target range for the federal funds rate in an effort to curb inflation. In September 2024 and November 2024, the Federal Reserve lowered the target range for the federal funds rate to its current range of 4.50% to 4.75% in light of the progress on inflation. As market interest rates have risen, we have experienced competitive pressures to increase the rates we pay on deposits, which may decrease our net interest income. In addition, inflationary pressures will generally increase our operating costs and could have a significant negative effect on our borrowers and the values of collateral securing loans, which could negatively affect our financial performance. In addition, certain of our noninterest income and noninterest expenses are subject to adverse effect in a rising interest rate environment. The Bank monitors its interest rate risk exposure; however, the Bank can provide no assurance that its efforts will appropriately protect the Bank in the future from interest rate risk exposure. For additional information, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

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

Several banking institutions have adopted business strategies similar to ours, particularly with respect to the banking-as-a-service ("BaaS") business. This competition, and competition in any of the Bank's other business lines, may increase our costs, reduce our revenues or revenue growth, result in fragmented market share and a failure to enjoy economies of scale or make it difficult for us to compete effectively in maintaining and obtaining additional customer relationships.

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
The Bank has entered into numerous arrangements with third parties with respect to the operations of its business, as described in Part I, Item 1 "Business." Upon the expiration of the then-current term, any such agreements may not be renewed by the third party or may be renewed on terms less favorable to the Bank. In some cases, such agreements may permit the third party to unilaterally prescribe certain business practices and procedures with respect to the Bank and its business lines (as is the case under agreements with Discover, MasterCard, Visa and other card networks) or terminate the agreement early under certain circumstances (as is the case under our program management agreement with Emerald Financial Services, LLC ("EFS") with respect to certain H&R Block financial services if the Bank should lose its exemption from the Durbin Amendment). To the extent any agreement with a service provider is terminated, we may not be able to secure alternate service providers, and, even if we do, the terms with alternate providers may not be as favorable as those currently in place. In addition, were we to lose any of our significant third-party providers, including in our refund advance related business in which we have a limited number of partners, it could cause a material disruption in our ability to service our customers, which also could have an adverse material impact on the Bank, its business lines and, ultimately, us. Moreover, significant disruptions in our ability to provide services could negatively affect the perception of our business, which could result in a loss of confidence and other adverse effects on our business.

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

In any event, our agreements with, and management practices with respect to, third parties have been and may continue to be scrutinized by our regulators, and our regulators could raise an issue with, or object to, any term or provision in such an agreement or any action taken by such third party vis-à-vis the Bank's operations or customers, resulting in a material adverse effect to us including, but not limited to, the imposition of fines and/or penalties and the material restructuring or termination of such agreement. Moreover, if our regulators examine our third-party service providers and find questionable or illegal acts or practices, our regulators could require us to restructure or terminate our agreements with such providers or enhance management and risk oversight practices with respect thereto.

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

In addition, we face settlement risks from our distributors and banking partners, which may increase during an economic downturn. Depending on contract terms, we may prefund partner accounts. If a partner becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. At September 30, 2024, we had assets subject to settlement risk of $365.9 million.

For one of our programs, the Company pays servicing fees which are primarily offset by estimated card breakage. For cards issued prior to January of 2020, if consumers spend more than projected over the life of the card programs, the Company could experience a material adverse effect on our business, results of operations and financial condition. See “Funding Activities – Deposits” for further breakdown of balances as of September 30, 2024. We are not insured against these settlement or partner risks.

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

From time to time, we have implemented, and in the future, may implement new lines of business or offer new financial products or services within existing lines of business. Substantial risks and uncertainties are associated with developing and marketing new lines of business or new products or services, particularly in instances where markets are not fully developed or when the laws and regulations regarding a new product are not mature, and we may be required to invest significant time, management and capital resources in connection with such new lines of business or new products or services. Initial timetables for the introduction and development of new lines of business or new products or services may not be achieved. In addition, price and profitability targets for new lines of business or new products or services may not prove feasible, as we, the Bank or any of the Bank's business lines may need to price products and services on less advantageous terms than anticipated to retain or attract customers. External factors, such as regulatory reception, compliance with regulations and guidance, developing laws and regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business or new product or service may be expensive to implement and could also have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could reduce our revenues and potentially generate losses.

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

We are subject to various privacy, information security and data protection laws, regulations and standards. For example, the largest credit card associations in the world created the Payment Card Industry Data Security Standards (the "PCI DSS"), a multifaceted standard that includes data security management, policies and procedures as well as other protective measures to protect the nonpublic personal information of cardholders. These laws, regulations and standards are rapidly evolving and increasing in complexity and could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer and employee information, and some current or planned business activities. Complying with these laws, regulations and standards may increase our operational costs, restrict our ability to provide certain products and services or have an effect on the profitability of one or more of our business divisions. Additionally, our failure, or perceived failure, to comply with applicable laws and regulations or other obligations to which we may be subject relating to personal information could result in regulatory sanctions, including financial penalties, regulatory investigations, claims for damages by customers and other affected individuals and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

Our reputation and financial condition may be harmed by system failures, computer viruses and other technological interruptions to our operations.

We rely heavily upon information systems and other operating technologies to efficiently operate and manage our business, including to process transactions through the Internet, including, in particular, in our Partner Solutions business line. Were there to be a failure or a significant impairment in the operation of any of such systems, we may need to develop alternative processes, including to comply with customer safeguard protocols, during which time revenues and profitability may be lower, and there can be no assurance that we could develop or find such an alternative on terms acceptable to us or at all. Any such disruption in the information systems and other operating technologies utilized by the Bank or its divisions, including due to infiltration by hackers or other intruders, power loss, telecommunications failure, physical break-ins, or damage from fire, could also result in negative publicity, have a material adverse effect on our ability to obtain or retain customers, and have a material adverse effect on our financial condition and results of operations.

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

The Bank has entered into various agreements with unaffiliated third parties ("Marketers"), whereby the Marketers will market and service unsecured consumer loans underwritten and originated by the Bank. These agreements present potential increased credit, operational, and reputational risks. Because the loans originated under such programs are unsecured, in the event a borrower does not repay the loan in accordance with its terms or otherwise defaults on the loan, the Bank may not be able to recover from the borrower an amount sufficient to pay any remaining balance on the loan. See "If our actual loan and lease losses exceed our allowance for credit losses, our net income will decrease." We may also become subject to claims by regulatory agencies, customers, or other third parties due to the conduct of the third parties with which the Bank operates such lending programs if such conduct is deemed not to comply with applicable laws in connection with the marketing and servicing of loans originated pursuant to these programs.

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

In 2020, the OCC issued final rules designed to clarify when a national bank such as the Bank will be considered the “true lender” in such relationships (the "True Lender Rule"). In June 2021, the True Lender Rule was repealed and the OCC prohibited from issuing any replacement of the True Lender Rule absent Congressional authorization. In the wake of the repeal of the True Lender Rule, several states have announced their intention to broaden oversight of non-bank fintech lenders, and several states have adopted legislation and guidance regarding "true lenders." Additionally, certain parties have initiated litigation in order to obtain court guidance on how particular jurisdictions may weigh loan program facts and rule on “true lender” challenges. In addition, the Consumer Financial Protection Bureau and the Federal Trade Commission have each announced their intention to explore their authority to supervise nonbank lending partnerships in markets for consumer financial products and services.
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

The OCC's grant of bank charters to fintech companies and special purpose fintech charter could present a market risk to us generally and the Partner Solutions business line specifically.

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

If, in the future, the OCC determines to grant any SPNB applications or continues to grant bank charters to fintech applicants, recipients of such charters may enter the U.S. payments market, BaaS solutions market, and other business lines in which the Bank operates, which could increase the competition we face and have a material adverse effect on the Bank and the Partner Solutions business line.

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

The fintech industry is undergoing technological innovation at a fast pace. To keep up with our competition, we regularly evaluate technology to determine whether it may help us compete on a cost-effective basis. This is especially true with respect to our Partner Solutions business line, which requires significant expenditures to exploit technology and to develop new products and services to meet customers' needs. The cost of investing in, implementing and maintaining such technology is high, and there can be no assurance, given the fast pace of change and innovation, that our technology, either purchased or developed internally, will meet our needs, in a timely, cost-effective manner or at all. During the course of implementing new technology into our or the Bank's operations, we may experience system interruptions and failures. In addition, there can be no assurances that we will recognize, in a timely manner or at all, the benefits that we may expect as a result of our implementing new technology into our operations. In connection with our implementation of new lines of business, offering of new financial products or acquisitions, we may experience significant, one-time or recurring technology-related costs. If we are not able to anticipate and keep pace with existing and future technology needs, our business, financial results, or reputation could be negatively impacted.

Our ability to receive dividends from the Bank could affect our liquidity and ability to pay dividends on our common stock, interest on our trust preferred securities and principal on our debt.

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

The concept of escheatment involves the reporting and delivery of property to states that is abandoned when its rightful owner cannot be readily located and/or identified. In the context of prepaid cards, the customer funds represented by such cards can sometimes be "abandoned" or unused for the relevant period of time set forth in each applicable state's abandoned property laws. The Partner Solutions business line utilizes automated programs designed to comply with applicable escheatment laws and regulations. There appears, however, to be a movement among some state regulators to more broadly interpret definitions in escheatment statutes and regulations than in the past. State regulators may choose to initiate collection or other litigation action against prepaid card issuers, like Payments, for unreported abandoned property, and such actions may seek to assess fines and penalties and could have an adverse effect on our business.

Risks Related to Regulation of the Company and the Bank

We operate in a highly regulated environment, and our failure to comply with laws and regulations, or changes in laws and regulations to which we are subject, may adversely affect our business, prospects, results of operations and financial condition.

We and the Bank operate in a highly regulated environment, and we are subject to extensive regulation (including, among others, the Dodd-Frank Act, the Basel III Capital Rules, the Bank Secrecy Act and other AML rules), supervision, and examination, including by the OCC and the Federal Reserve, our primary banking regulators. In addition, the Bank is subject to regulation by the FDIC and, to a lesser degree, the Bureau. Prepaid card issuers like the Bank are also subject to heightened regulatory scrutiny based on AML and Bank Secrecy Act concerns, which scrutiny could result in higher compliance costs. See Part I, Item 1 "Business - Regulation and Supervision" herein. Many of the laws, rules, regulations and supervisory policies governing our business are intended primarily for the protection of our depositors, our customers, the financial system and the FDIC insurance fund, not our stockholders or other creditors and are subject to regular modification and change. A considerable amount of management time and resources are devoted to oversight of, and development, implementation and execution of controls and procedures relating to, compliance with these laws, regulations and policies.

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

Any new requirements or rules, changes in such requirements or rules, changes to or new interpretations of existing requirements or rules, failure to follow requirements or rules, or future lawsuits or rulings could increase our compliance and other costs of doing business, require significant systems redevelopment, render our products or services less profitable or obsolete or otherwise have a material adverse effect on our business, prospects, results of operations, and financial condition. For example, any changes in the U.S. tax laws as a result of pending tax legislation in the U.S. Congress or otherwise may adversely impact our tax refund processing and settlement business, which could reduce customer demand for our strategic partner's refund advance products, thereby reducing the volume of refund advance loans that we may offer. In addition, future regulations could increase the assessment rate we are required to pay to the FDIC, adversely affecting our earnings. It is very difficult to predict future changes in regulation or the competitive impact that any such changes would have on our business.

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

Regulatory scrutiny of bank provision of partner solutions and related technology considerations has increased.

We provide products and services to third parties through issuing, acquiring, digital payments, financial institution solutions, credit solutions, and professional tax solutions. The third parties that use these partner solutions, and with which we often partner in marketing efforts, are typically considered fintech companies but may also include other financial intermediaries. Federal bank regulators are increasingly focused on the risks related to bank and fintech company partnerships, raising concerns regarding risk management, oversight, internal controls, information security, change management, and information technology operational resilience. This focus is demonstrated by recent regulatory enforcement actions against other banks that have allegedly not adequately addressed these concerns while growing their BaaS offerings, as well as by a request for information by the federal banking regulators on bank-fintech arrangements. While we believe we are a leader in managing, monitoring and overseeing partner solutions relationships with third parties and corresponding technologies, we could be subject to additional regulatory scrutiny with respect to that portion of our business.

Increased scrutiny and evolving expectations from stakeholders with respect to ESG practices may impose additional costs on us or expose us to new or additional risks.

As a regulated financial institution and a publicly traded company, we are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to ESG practices and disclosure. Investor advocacy groups, investment funds, and influential investors are increasingly focused on these practices, especially as they relate to climate risk, hiring practices, diversity, health and safety and human rights. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact the Company’s reputation, ability to do business with certain partners, and stock price. Both recently adopted and pending government regulations will result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. Additionally, ongoing legislative or regulatory uncertainties and changes regarding ESG, including climate risk, management and practices may result in higher compliance, credit and reputational risks and costs. To the extent that we or our customers experience increases in costs, including with respect to compliance with any additional regulatory or disclosure requirements or expectations, reductions in the value of assets, constraints on operations or similar concerns driven by changes in ESG oversight and regulation, our results of operations, financial condition, and business could be adversely affected.

We will be subject to heightened regulatory requirements if our total assets exceed $10 billion as of December 31 of any calendar year.

As of September 30, 2024, our total assets were $7.55 billion. While we intend to remain under the $10 billion asset level, our total assets could exceed $10 billion at the end of this or a future calendar year. In addition to our current regulatory requirements, banks with $10 billion or more in total assets are, among other things: examined directly by the Bureau with respect to various federal consumer financial laws; subject to reduced dividends on the Bank’s holdings of Federal Reserve Bank of Minneapolis common stock; subject to limits on interchange fees pursuant to the Durbin Amendment to the Dodd-Frank Act; subject to certain enhanced prudential standards; no longer treated as a “small institution” for FDIC deposit insurance assessment purposes; and no longer eligible to elect to be subject to the Community Bank Leverage ratio. Compliance with these additional ongoing requirements may necessitate additional personnel, the design and implementation of additional internal controls, or the incurrence of other significant expenses, any of which could have a significant adverse effect on our business, financial condition or results of operations. Our regulators may also consider our preparation for compliance with these regulatory requirements in the course of examining our operations generally or when considering any request from us or the Bank.

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

Failure to maintain the Bank's status as a "well capitalized" institution could have an adverse effect on us, and our ability to fund our operations. The Bank relies on brokered deposits to assist in funding its loan and other financing products. Should the Bank ever fail to be well capitalized in the future as a result of not meeting the well capitalized requirements or the imposition of an individual minimum capital requirement or similar formal requirement, then, the Bank would be prohibited, absent waiver from the FDIC, from utilizing brokered deposits (i.e., no insured depository institution that is deemed to be less than "well capitalized" may accept, renew or rollover brokered deposits absent a waiver from the FDIC). In such event, such a result could produce material adverse consequences for the Bank with respect to liquidity and could also have material adverse effects on our financial condition and results of operations. Further, depending on the Bank's condition in the future and its reliance on these deposits as a source of funding, the FDIC could increase the surcharge on our brokered deposits. If we are ever required to pay higher surcharge assessments with respect to these deposits, such payments could be material and therefore could have a material adverse effect on our financial condition and results of operations. In addition, changes to FDIC regulations regarding brokered deposits or interpretations of such regulations by federal banking agencies could have an adverse impact on the Bank’s ability to accept brokered deposits. On July 30, 2024, the FDIC released a notice of proposed rulemaking to revise its regulations regarding brokered deposits, which would significantly change the FDIC’s current approach to brokered deposits. If the FDIC adopts these amendments as proposed, it could have an adverse impact on the Bank’s ability to accept brokered deposits. Additionally, brokered deposits are highly sensitive to changes in interest rates and, accordingly, can be a more volatile source of funding. Use of brokered deposits involves the risk that growth supported by such deposits would be halted, or the Bank’s liquidity adversely impacted, if the rates offered by the Bank were less than those offered by other institutions seeking such deposits, or if depositors were to perceive a decline in the Bank’s safety and soundness, or both.

As a BHC, we are required to serve as a "source of strength" for the Bank.

Federal banking law codifies a requirement that a BHC (like us) act as a financial "source of strength" for its FDIC-insured depository institution subsidiaries (like the Bank) and permits the OCC, as the Bank's primary federal regulator, to request reports from us to assess our ability to serve as a source of strength for the Bank and to enforce compliance with these statutory requirements. See Part I, Item 1 "Business - Regulation and Supervision - Holding Company Regulation and Supervision." Given the power provided to the federal banking agencies, we, as a source of strength for the Bank, may be required to contribute capital to the Bank when we might not otherwise voluntarily choose to do so. Specifically, the imposition of such financial requirements might require us to raise additional capital to support the Bank at a time when it is not otherwise prudent for us to do so, including on terms that are not typical or favorable to us. Further, any capital provided by us to the Bank would be subordinate to others with an interest in the Bank, including the Bank's depositors. In addition, in the event of our bankruptcy at a time when we had a commitment to one of the Bank's regulators to maintain the capital of the Bank, the regulators' claims against us may be entitled to priority status over other obligations.

If we fail to maintain sufficient capital, our financial condition, liquidity, results of operations, and compliance with regulatory requirements would be adversely affected.

Both we and the Bank are required to meet regulatory capital requirements and otherwise need to maintain sufficient liquidity to support recent and future growth. We have continued to experience considerable growth recently, having increased our assets from $2.53 billion at September 30, 2015 to $7.55 billion at September 30, 2024, primarily due to strategic transactions, such as the Crestmark Acquisition, through participation in government stimulus programs such as the EIP, and through organic growth. Asset growth, diversification of our lending business, expansion of our financial product offerings and other changes in our asset mix continue to require higher levels of capital, which management believes may not be met through earnings retention alone. Our ability to raise additional capital, when and if needed in the future, to meet such regulatory capital requirements and liquidity needs will depend on conditions in the capital markets, general economic conditions, the performance and prospects of our business and a number of other factors, many of which are outside of our control. We cannot assure you that we will be able to raise additional capital if needed or raise additional capital on terms acceptable to us. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations could be materially and adversely affected.

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

Sales of a substantial amount of our capital stock in the public market or the issuance of a significant number of shares could adversely affect the market price for shares of our common stock. As of September 30, 2024, we were authorized to issue up to 90,000,000 shares of common stock, of which 24,847,353 shares were outstanding, and 3,769 shares were held as treasury stock. We were also authorized to issue up to 3,000,000 shares of preferred stock and 3,000,000 shares of non-voting common stock, none of which were outstanding or reserved for issuance. Future sales or additional issuances of stock may affect the market price for shares of our common stock.

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

We have identified control deficiencies in our internal controls over financial reporting in the past, and if our internal controls over financial reporting are not effective in the future, we may be unable to issue our financial statements in a timely manner, we may be unable to obtain the required audit or review of our financial statements by our independent registered public accounting firm in a timely manner, or we may otherwise be unable to comply with the periodic reporting requirements of the SEC. Additionally, our common stock listing on the NASDAQ Global Select Market® could be suspended or terminated and our stock price could materially suffer. In addition, we or members of our management team could be subject to investigation and sanction by the SEC or other regulatory authorities and to claims by stockholders, which could impose significant additional costs on us and divert our management's attention. See also Part II. "Item 9A. Controls and Procedures - Inherent Limitations on the Effectiveness of Controls" in this Annual Report on Form 10-K for inherent limitations in a control system.

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

Catastrophic events (including natural disasters, severe weather conditions, pandemics, terrorism and other geopolitical events), which are beyond our control, could have an adverse impact on the Bank's ability and the ability of our vendors and other third parties with which we do business, to provide necessary services to support the operation of the Bank and provide products and services to the Bank's customers. Natural disasters and severe weather conditions could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede us from gathering deposits, originating loans, and processing and controlling the flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. Although insurance coverage may provide some protection in light of such events, there can be no assurance that any insurance proceeds would adequately compensate the Bank for the losses it incurred as a result of such events. See also "Existing insurance policies may not adequately protect us and our subsidiaries." Moreover, the damage caused by such events may not be directly compensable from insurance proceeds or otherwise, such as damage to our reputation as a result of such events. Additionally, such catastrophic events may negatively impact economic activity, which could lead to an adverse effect on our customers and impact the communities in which we do business. Such catastrophic events could each negatively impact our employees, our business operations or the stability of our deposit base, cause significant property damage, adversely impact the values of collateral securing our loans and/or interrupt our borrowers’ abilities to conduct their business in a manner to support their debt obligations, which could result in losses and increased provision for credit loss. There is no assurance that our business continuity and disaster recovery program can adequately mitigate the risks of such business disruptions and interruptions.

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

Reputational risk, including as a result of negative publicity, is inherent in our business. Negative publicity or reputational harm can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, illegal or unauthorized acts taken by third parties that supply products or services to us or the Bank, the behavior of our employees, the customers with whom we have chosen to do business, and negative publicity for other financial institutions. Damage to our reputation could adversely impact our ability to attract new, and maintain existing, loan and deposit customers, employees and business relationships, and, particularly with respect to our Partner Solutions business line, could result in the imposition of new regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties. Such damage could also adversely affect our ability to raise additional capital, and otherwise have a material adverse effect on our financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Information Security Program
Pathward maintains a comprehensive Information Security Program to promote the principles of sound information security governance and to ensure risk-taking activities are in line with the Company’s strategic objectives, risk appetite, and regulatory requirements. The Information Security Program governs the confidentiality, integrity, and availability of data, and defines the responsibilities of departments and individuals for such data. The Information Security Program is designed to protect information resources from a wide range of threats to ensure business continuity and minimize business risk.

Risk Management and Strategy
The goal of the Information Security Program is to prevent cybersecurity incidents. The Information Security Program aligns to the National Institute of Standards and Technology Cybersecurity Framework ("NIST CSF"). The Information Security Policy is designed to address compliance by Pathward and its personnel with applicable laws and regulations. Information security controls are designed to follow the Center for Internet Security ("CIS") controls framework. Policies and program standards that align with CIS and Payment Card Industry Data Security Standard ("PCI-DSS") are also in place.

The Information Security teams include experienced, highly qualified architects, engineers and analysts who support all aspects of cybersecurity including security architecture, identity and access management, vulnerability management, security operations, as well as governance, risk and compliance. The majority of the Information Security staff holds at least one cybersecurity-related certification.

Pathward has a formal Enterprise Risk Management ("ERM") department. The Company’s Chief Risk Officer is responsible for developing and executing the risk framework and ERM plan for the Company. The Company has implemented a three lines of defense model. The first line of defense ("1LOD") is responsible for owning, measuring, and managing the risks and controls. The second line of defense ("2LOD") is responsible for monitoring risk and controls in support of management. The third line of defense ("3LOD") is the independent audit function.

Based on the risk appetite of the Company, the ERM department monitors enterprise-wide risk and control profiles. The ERM department provides monthly and quarterly risk reporting to management and the Board of Directors. The ERM department ensures accurate and timely risk assessments are prepared throughout the organization. The ERM department and compliance team also administer a documented regulatory change control process when new and revised regulations need to be implemented.

Role of Management
Pathward’s Information Security Program is managed by the Company’s Chief Product and Technology Officer (“CPTO”) and Chief Information Security Officer (“CISO”). The current CPTO has over 30 years of experience in senior leadership positions in the areas of information technology, technology innovation and enterprise architecture, and has been recognized for various technology and leadership awards. The current CISO reports to the CPTO and has extensive years of experience in information security both at Pathward and at other companies as well as many years of executive management experience. The CISO regularly reports to executive management, the Risk Committee of the Board of Directors (the “Board Risk Committee”) and the Board of Directors regarding all aspects of information security including cybersecurity risk and incidents. The Information Technology Committee and Executive Risk Committee provide governance and oversight of the Information Security Program. These Committees convene at least four times annually, reporting significant activities and issues upward to the Board Risk Committee and the Board of Directors as necessary.

Role of the Board of Directors
The Board of Directors has delegated oversight of all enterprise risks relevant to the Company, including information technology and cybersecurity risk, to the Board Risk Committee, which consists of three independent non-employee directors. The CISO provides quarterly updates on information security and cybersecurity risk to the Board Risk Committee, as well as an annual cybersecurity overview and information security report to the full Board of Directors. The Risk Committee oversees the Information Security Program including through the annual review and approval of any material changes to the Information Security Policy.

Security Awareness Training
All Pathward employees play a crucial role in cybersecurity defense. Pathward has implemented a security awareness training program that includes annual mandatory training for employees and contractors as well as ongoing phishing resiliency testing. The security awareness program also includes periodic videos and educational articles that are shared with employees through a partnership with corporate communications.

Third Party Risk Management Program
The Information Security third party risk management program is a piece of the overarching enterprise third party risk management program. The Information Security team’s reviews of third parties include initial and periodic security assessments, documentation and audit report reviews, and consultation on any security enhancements recommended based on the results of the completed reviews.

Incident Response Program
Management has developed and implemented a risk-based incident response program to minimize the impact to Pathward and its customers in the event of an information security incident. The incident response program has defined protocols to declare and respond to an identified incident and includes appropriate containment and restoration strategies. Pathward maintains a documented Cybersecurity Incident Response Plan and has identified Information Technology and Information Security staff who are responsible for assisting with a data breach incident response event. Team members have defined roles, responsibilities and must participate in incident response training and walk-through events at least annually. Pathward has contracted with an incident response provider in the event of a security breach. In addition, Pathward has acquired a cybersecurity insurance policy.

Pathward has established a Crisis Management Team ("CMT"), which is comprised of executive leadership and key senior stakeholders and is engaged immediately following a cybersecurity incident. The CMT provides leadership and maintains ultimate executive level oversight during each phase of the incident.
Pathward has robust cybersecurity measures in place. Pathward is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect Pathward, including its business strategy, results of operations or financial condition, during the fiscal year ended September 30, 2024. Yet, in this modern, evolving world cybersecurity remains a high risk regardless. For further information about the cybersecurity risks Pathward faces, and potential impacts, see Item 1A. “Risk Factors”.

Item 2.    Properties.

The Company's corporate headquarters is located at 5501 South Broadband Lane in Sioux Falls, South Dakota. The Company has 10 non-branch offices from which its Commercial Finance and Partner Solutions business lines operate. The Commercial Finance business line operates out of offices in Troy, Michigan; Newport Beach, California; Franklin, Tennessee; Addison, Texas; and Toronto, Ontario, Canada. The Partner Solutions business line operates out of the Company's corporate headquarters along with additional offices in Louisville, Kentucky and Easton, Pennsylvania. The Company has corporate and shared services offices located in Scottsdale, Arizona and Washington, D.C.

The offices in Newport Beach, California and Addison, Texas were included in the sale of the commercial insurance premium finance business that closed October 31, 2024. After the sale, the Company has eight non-branch offices from which its Commercial Finance and Partner Solutions business lines operate.

Of the Company's eight properties, the Company leases seven of them, all on market terms. See Note 5. Premises, Furniture, and Equipment, Net to the “Notes to Consolidated Financial Statements” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock trades on the NASDAQ Global Select Market® under the symbol “CASH.” Quarterly dividends for all quarters of fiscal years 2024 and 2023 were $0.05 per share.

Dividend payment decisions are made with consideration of a variety of factors including earnings, financial condition, market considerations and regulatory restrictions.

As of November 20, 2024, the Company had (i) 24,119,508 shares of common stock outstanding, which were held by approximately 194 stockholders of record, (ii) no shares of nonvoting common stock outstanding, and (iii) 70,123 shares of common stock held in treasury.

The transfer agent for the Company’s common stock is Computershare, P.O. Box 43078, Providence, RI 02940-3078.

On September 3, 2021, the Company's Board of Directors authorized a 6,000,000 share repurchase program that was publicly announced on September 7, 2021 and expired on September 30, 2024. The Company's Board of Directors authorized an additional 7,000,000 share repurchase program that was publicly announced on August 25, 2023 and is scheduled to expire September 30, 2028. The table below sets forth information regarding repurchases of our common stock during the fiscal 2024 fourth quarter.

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number Of Shares that may yet be Purchased Under the Plans or Programs
July 1 to 31	108,200	$62.60	108,200	7,274,543
August 1 to 31	115,100	63.76	115,100	7,159,443
September 1 to 30	16,777	67.17	13,008	7,000,000	(3)
Total	240,077		236,308
(1) Of the total number of shares acquired during the period, 3,769 shares were acquired in satisfaction of the tax withholding obligations of holders of restricted stock unit awards, which vested during the quarter.

(2) The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.
(3) In addition to the shares purchased as part of the publicly announced program and the shares acquired in satisfaction of withholding obligations, the Company’s authority to repurchase the remaining 146,435 shares under the program announced on September 7, 2021 expired on September 30, 2024.

Total Stock Return Performance Graph

The following graph compares the cumulative total stockholder return on Pathward Financial common stock over the last five fiscal years with the cumulative total return of the NASDAQ Composite Index and the S&P 600 Financials Index (assuming the investment of $100 in each index on October 1, 2019 and reinvestment of all dividends). The stock price performance reflected below is based on historical results and is not necessarily indicative of future stock price performance.

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

	Fiscal Year Ended September 30,
Index	2019	2020	2021	2022	2023	2024
Pathward Financial, Inc.	$100.00	$59.44	$163.03	$102.86	$144.43	$207.57
NASDAQ Composite Index	100.00	140.96	183.61	135.41	170.76	236.74
S&P 600 Financials Index	100.00	73.90	119.51	101.04	94.75	130.48

Item 6. [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section should be read in conjunction with the following parts of this Form 10-K: Part I, Item 1 “Business,” Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” and Part II, Item 8 “Financial Statements and Supplementary Data.”

GENERAL

The Company, a registered BHC that has elected to be a financial holding company, is a Delaware corporation, the principal assets of which are all the issued and outstanding shares of the Bank, a chartered national bank, the accounts of which are insured up to applicable limits by the FDIC as administrator of the DIF. Unless the context otherwise requires, references herein to the Company include Pathward Financial and the Bank, and all direct or indirect subsidiaries of Pathward Financial on a consolidated basis.

EXECUTIVE SUMMARY

Company Highlights and Business Developments

•On August 28, 2024, Pathward announced the sale of its commercial insurance premium finance business. The sale was completed on October 31, 2024. See Note 20. Subsequent Events to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

•On September 25, 2024, the Bank celebrated its 20th year serving the payments industry with the announcement it renamed its "Banking as a Service" business line to "Partner Solutions."

•On September 30, 2024, Pathward Financial and Pathward announced the Bank’s Partner Solutions line of business won the 2024 Finovate Award for Best Banking as a Service Provider. According to Finovate, its awards recognize the companies driving fintech innovation forward and the individuals bringing new ideas to life.

Financial Highlights for the 2024 Fiscal Fourth Quarter

•Total revenue for the fourth quarter was $167.9 million, an increase of $6.9 million, or 4%, compared to the same quarter in fiscal 2023, driven by an increase in net interest income, partially offset by a reduction in noninterest income.

•Net interest margin ("NIM") increased 47 basis points to 6.66% for the fourth quarter from 6.19% during the same period of last year, primarily driven by increased yields on earning assets and an improved earning asset mix from the continued optimization of the portfolio.

•Total gross loans and leases at September 30, 2024 decreased $290.9 million, to $4.08 billion compared to September 30, 2023. When excluding the insurance premium finance loans of $800.1 million at September 30, 2023, total gross loans and leases at September 30, 2024 increased $509.2 million, or 14%, when compared to September 30, 2023.

•During the 2024 fiscal fourth quarter, the Company repurchased 236,308 shares of common stock at an average share price of $63.44. As of September 30, 2024, there were 7,000,000 shares available for repurchase under the current common stock share repurchase program.

Subsequent Events

Management has evaluated and identified subsequent events that occurred after September 30, 2024. See Note 20. Subsequent Events for details on these events.

FINANCIAL CONDITION

At September 30, 2024, the Company’s total assets increased slightly to $7.55 billion compared to $7.54 billion at September 30, 2023, primarily due to an increase of $611.1 million in loans held for sale and $8.1 million in accrued interest receivable, partially offset by decreases of $290.9 million in loans and leases, $217.2 million in cash and cash equivalents, $63.0 million in securities available for sale and $32.3 million in other assets.

Total cash and cash equivalents were $158.3 million at September 30, 2024, decreasing from $375.6 million at September 30, 2023. The Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the FRB. At September 30, 2024, the Company did not have any federal funds sold.

The total investment portfolio decreased $66.5 million to $1.77 billion at September 30, 2024, compared to $1.84 billion at September 30, 2023. The Company’s portfolio of securities customarily consists primarily of MBS, which have expected lives much shorter than the stated final maturity, non-bank qualified obligations of states and political subdivisions, which mature in approximately 15 years or less, and other tax exempt municipal mortgage related pass through securities which have average lives much shorter than their stated final maturities. During the fiscal year ended September 30, 2024, the Company made $3.5 million purchases of investment securities.

Through the Bank, the Company owns stock in the FHLB due to the Bank’s membership and participation in this banking system as well as stock in the FRB. The FHLB requires a level of stock investment based on a pre-determined formula. The Company’s investment in these stocks was $36.0 million at September 30, 2024, an increase from $28.2 million at September 30, 2023, as purchases of FHLB membership stock were partially offset by redemptions during the fiscal year.

Loans held for sale at September 30, 2024 totaled $688.9 million, increasing from $77.8 million at September 30, 2023. This increase was primarily related to the commercial insurance premium finance portfolio moving to held for sale at September 30, 2024.

Total gross loans and leases totaled $4.08 billion at September 30, 2024, as compared to $4.37 billion at September 30, 2023. The decrease was primarily related to the commercial insurance premium finance portfolio moving to held for sale, partially offset by growth in commercial finance loans excluding commercial insurance premium finance loans and warehouse finance loans. When excluding commercial insurance premium finance loans, total gross loan and leases at September 30, 2024 increased $509.2 million, or 14%, when compared to September 30, 2023. See Note 3. Loans and Leases, Net to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Commercial finance loans, which comprised 81% of the Company's loan and lease portfolio, totaled $3.30 billion at September 30, 2024, reflecting a decrease of $427.6 million, or 11%, from September 30, 2023. The decrease was primarily driven by the aforementioned commercial insurance premium finance loans along with a decrease in lease financing. This decrease was partially offset by increases in term lending, asset-based lending, SBA/USDA, and other commercial finance portfolios. When excluding commercial insurance premium finance loans, commercial finance loans at September 30, 2024 increased $372.5 million, or 13%, compared to September 30, 2023.

Total end-of-period deposits decreased 11% to $5.88 billion at September 30, 2024, compared to $6.59 billion at September 30, 2023. The decrease in end-of-period deposits was primarily driven by decreases in noninterest-bearing deposits of $715.8 million, money market deposits of $10.6 million, and savings deposits of $10.3 million, partially offset by an increase in wholesale deposits of $20.1 million.

As of September 30, 2024, the Company had $433.3 million in deposits related to government stimulus programs. Of the total amount of government stimulus program deposits, $198.2 million are on activated cards while $235.1 million are on inactivated cards.

The Company's total borrowings increased $363.5 million to $410.4 million at September 30, 2024 from $46.9 million at September 30, 2023, primarily driven by an increase in short-term borrowings of $364.0 million. See Note 10. Short-term and Long-term Borrowings to the “Notes to Consolidated Financial Statements,” which are included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

At September 30, 2024, the Company’s stockholders’ equity totaled $839.6 million, an increase of $189.0 million, from $650.6 million at September 30, 2023. The increase was primarily attributable to a decrease in accumulated other comprehensive loss and increases in additional paid-in capital and retained earnings. The Company and Bank remained above the federal regulatory minimum capital requirements at September 30, 2024, and continued to be classified as well-capitalized, and in good standing with the regulatory agencies. See Note 14. Capital Requirements and Restrictions on Retained Earnings to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Noninterest-bearing Checking Deposits. The Company may hold negative balances associated with cardholder programs in the Partner Solutions business line that are included within noninterest-bearing deposits on the Company's Consolidated Statements of Financial Condition. Negative balances can relate to any of the following payments functions:

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

The Company meets the Right of Set off criteria in ASC 210-20, Balance Sheet - Offsetting, for all payments negative deposit balances with the exception of DDA overdrafts. The following table summarizes the Company's negative deposit balances within the Partner Solutions business line:

(Dollars in thousands)	September 30, 2024	September 30, 2023
Noninterest-bearing deposits	$5,982,992	$6,608,137
Prefunding	(315,994)	(230,749)
Discount funding	(38,665)	(34,351)
DDA overdrafts	(11,236)	(10,096)
Noninterest-bearing checking, net	$5,617,097	$6,332,941

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

As of September 30, 2024, the Company managed $201.9 million of customer deposits at other banks in its capacity as custodian. These deposits provide the Company with the ability to earn servicing fee income, typically reflective of the EFFR. Servicing fee income totaled $27.2 million during fiscal 2024, compared to $53.4 million for fiscal 2023.

RESULTS OF OPERATIONS

The Company’s results of operations are dependent on net interest income, provision for credit loss, noninterest income, noninterest expense and income tax expense. Net interest income is the difference, or spread, between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan and lease demand and deposit flows. Notwithstanding that a significant amount of the Company’s deposits, primarily those attributable to the Partner Solutions business line, pay relatively low rates of interest or none at all, the Company, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities and that card processing expense derived from contractual agreements with certain Partner Solutions partners are tied to a rate index and servicing fees the Company recognizes for off-balance sheet custodial deposits are typically reflective of the EFFR. The provision for credit loss is the adjustment to the allowance for credit losses balance for the applicable period. The allowance for credit losses represents management’s current estimate of credit losses expected to be incurred by the loan and lease portfolio over the life of each financial asset as of the balance sheet date.

The Company’s noninterest income is derived primarily from tax product fees, card and deposit fees, credit products, and ATM fees attributable to the Partner Solutions business line and fees charged on bank loans, leases and transaction accounts. Noninterest income is also derived from rental income, net gains on the sale of securities, net gains on the sale of loans and leases, as well as the Company’s holdings of bank-owned life insurance. This income is offset by noninterest expenses, such as compensation and benefits associated with personnel, as well as card processing expenses and tax product expenses attributable to the Partner Solutions business line. Noninterest expense is also impacted by operating lease equipment depreciation expense, occupancy and equipment expense, legal and consulting expenses, and regulatory expense.

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

	Fiscal Year Ended September 30,
	2024			2023			2022
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (1)
Interest-earning assets:
Cash and fed funds sold	$348,149	$15,446	4.44%	$316,222	$12,425	3.93%	$496,334	$3,535	0.71%
Mortgage-backed securities	1,450,601	39,402	2.72%	1,541,909	41,197	2.67%	1,292,804	26,846	2.08%
Tax-exempt investment securities	130,567	3,631	3.52%	147,863	3,924	3.36%	183,936	3,565	2.45%
Asset-backed securities	227,099	13,048	5.75%	186,854	8,197	4.39%	283,752	3,898	1.37%
Other investment securities	285,281	8,948	3.14%	295,439	9,390	3.18%	268,062	6,274	2.34%
Total investments	2,093,548	65,029	3.15%	2,172,065	62,708	2.94%	2,028,554	40,583	2.05%
Commercial finance	3,770,214	311,480	8.26%	3,220,585	261,195	8.11%	2,884,585	203,004	7.04%
Consumer finance	318,886	33,008	10.35%	231,242	22,404	9.69%	295,356	23,097	7.82%
Tax services	153,713	9,194	5.98%	141,210	10,490	7.43%	179,611	12,978	7.23%
Warehouse finance	416,988	42,194	10.12%	343,168	29,513	8.60%	433,121	27,474	6.34%
Community banking	—	—	—%	—	—	—%	34,758	1,525	4.39%
Total loans and leases(3)	4,659,801	395,876	8.50%	3,936,205	323,602	8.22%	3,827,431	268,078	7.00%
Total interest-earning assets	7,101,498	$476,351	6.72%	6,424,492	$398,735	6.23%	6,352,319	$312,196	4.93%
Noninterest-earning assets	560,259			585,719			751,555
Total assets	$7,661,757			$7,010,211			$7,103,874

Interest-bearing liabilities:
Interest-bearing checking	$506	$1	0.22%	$355	$1	0.30%	$338	$1	0.32%
Savings	54,594	17	0.03%	65,175	25	0.04%	78,613	24	0.03%
Money markets	181,515	2,318	1.28%	137,024	461	0.34%	96,112	214	0.22%
Time deposits	4,754	13	0.28%	6,488	10	0.15%	8,493	38	0.45%
Wholesale deposits	191,276	10,670	1.18%	81,153	3,859	4.75%	63,529	223	0.35%
Total interest-bearing deposits (a)	432,645	13,019	3.01%	290,195	4,356	1.50%	247,085	500	0.20%
Overnight fed funds purchased	99,290	5,538	5.58%	74,812	3,922	5.24%	32,414	235	0.73%
Subordinated debentures	19,638	1,421	7.23%	19,560	1,422	7.27%	46,441	3,375	7.27%
Other borrowings	13,862	1,255	9.06%	15,108	1,174	7.77%	17,490	762	4.36%
Total borrowings	132,790	8,214	6.19%	109,480	6,518	5.95%	96,345	4,372	4.54%
Total interest-bearing liabilities	565,435	21,233	3.76%	399,675	10,874	2.72%	343,430	4,872	1.42%
Noninterest-bearing deposits (b)	6,113,217	—	—%	5,739,084	—	—%	5,776,852	—	—%
Total deposits and interest-bearing liabilities	6,678,652	$21,233	0.32%	6,138,759	$10,874	0.18%	6,120,282	$4,872	0.08%
Other noninterest-bearing liabilities	251,475			200,054			202,887
Total liabilities	6,930,127			6,338,813			6,323,169
Shareholders' equity	731,630			671,398			780,705
Total liabilities and shareholders' equity	$7,661,757			$7,010,211			$7,103,874
Net interest income and net interest rate spread including noninterest-bearing deposits		$455,118	6.40%		$387,861	6.05%		$307,324	4.85%

Net interest margin			6.41%			6.04%			4.84%
Tax-equivalent effect			0.01%			0.01%			0.01%
Net interest margin, tax equivalent (2)			6.42%			6.05%			4.85%

Total cost of deposits (a+b)	6,545,862	13,019	0.20%	6,029,279	4,356	0.07%	6,023,937	500	0.01%
(1) Tax rate used to arrive at the tax-equivalent yield ("TEY") for the fiscal years ended September 30, 2024, 2023, and 2022 was 21%.
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
(3) Included in the yield computation are net loan fees of $22.7 million, $27.7 million, and $33.7 million, for the fiscal years ended September 30, 2024, 2023, and 2022, respectively.

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

	Fiscal Year Ended September 30,
	2024 vs. 2023			2023 vs. 2022
(Dollars in thousands)	Increase / (Decrease) Due to Volume	Increase / (Decrease) Due to Rate	Total Increase / (Decrease)	Increase / (Decrease) Due to Volume	Increase / (Decrease) Due to Rate	Total Increase / (Decrease)
Interest-earning assets:
Cash and fed funds sold	$1,320	$1,701	$3,021	$(1,709)	$10,599	$8,890
Mortgage-backed securities	(2,515)	720	(1,795)	5,795	8,556	14,351
Tax-exempt investment securities	(546)	253	(293)	(1,032)	1,391	359
Asset-backed securities	1,986	2,865	4,851	(1,721)	6,020	4,299
Other investment securities	(327)	(115)	(442)	691	2,425	3,116
Total investments	(2,319)	4,640	2,321	3,115	19,010	22,125
Commercial finance	45,374	4,911	50,285	25,245	32,946	58,191
Consumer finance	8,985	1,619	10,604	(5,584)	4,891	(693)
Tax services	873	(2,169)	(1,296)	(2,837)	349	(2,488)
Warehouse finance	6,961	5,720	12,681	(6,457)	8,496	2,039
Community banking	—	—	—	(763)	(762)	(1,525)
Total loans and leases	61,017	11,257	72,274	7,778	47,746	55,524
Total interest-earning assets	$60,018	$17,598	$77,616	$9,184	$77,355	$86,539

Interest-bearing liabilities:
Savings	$(3)	$(5)	$(8)	$1	$—	$1
Money markets	196	1,661	1,857	247	—	247
Time deposits	(4)	7	3	(28)	—	(28)
Wholesale deposits	8,112	(1,301)	6,811	78	3,558	3,636
Total interest-bearing deposits	2,842	5,821	8,663	101	3,755	3,856
Overnight fed funds purchased	1,350	266	1,616	644	3,043	3,687
Subordinated debentures	6	(7)	(1)	(1,952)	(1)	(1,953)
Other borrowings	(102)	183	81	(116)	528	412
Total borrowings	1,429	267	1,696	653	1,493	2,146
Total interest-bearing liabilities	$4,271	$6,088	$10,359	$754	$5,248	$6,002
Net effect on net interest income	$55,747	$11,510	$67,257	$8,430	$72,107	$80,537

Comparison of Operating Results for the Fiscal Years Ended September 30, 2024 and September 30, 2023

The Company reported net income of $168.4 million, or $6.62 per diluted share, for the fiscal year ended September 30, 2024, compared to $163.6 million, or $5.99 per diluted share, for the fiscal year ended September 30, 2023, an increase of $4.7 million. The increase in net income was driven by an increase in net interest income and a decrease in provision for credit losses, partially offset by a decrease in noninterest income and increases in noninterest expense and income tax expense. Total revenue for fiscal 2024 was $754.7 million, compared to $704.5 million for fiscal 2023, an increase of 7%.

Net Interest Income
Net interest income for fiscal 2024 was $455.1 million, an increase of 17%, from $387.9 million for the same period of the prior year. The increase was mainly attributable to increased yields, higher average interest-earning asset balances and an improved earning asset mix.

The Company's average interest-earning assets for fiscal 2024 increased by $677.0 million to $7.10 billion compared with fiscal 2023, primarily due to growth in average outstanding balances of loans and leases and cash balances, partially offset by a decrease in total investment security balances. The Company's average outstanding balance of loans and leases increased $723.6 million compared to the prior fiscal year due to increases across all loan portfolios.

The Company’s average deposits and interest-bearing liabilities increased $539.9 million to $6.68 billion during fiscal 2024 from $6.14 billion during fiscal 2023. This increase was primarily due to increases in average noninterest-bearing deposits of $374.2 million, interest-bearing deposits of $142.5 million, and total borrowings of $23.3 million.

Fiscal 2024 NIM increased to 6.41% from 6.04% in fiscal 2023. The overall reported TEY on average earning asset yields increased 37 basis points to 6.42% compared to the prior fiscal year primarily driven by an improved earning asset mix. The yield on the loan and lease portfolio was 8.50% compared to 8.22% for the prior fiscal year and the TEY on the securities portfolio was 3.15% compared to 2.94% for the prior fiscal year.

The Company’s cost of funds for all deposits and borrowings averaged 0.32% during fiscal 2024, as compared to 0.18% during fiscal 2023. The Company's overall cost of deposits was 0.20% in fiscal 2024, as compared to 0.07% during fiscal 2023.

Provision for Credit Loss
The Company recognized a provision for credit loss of $42.7 million for fiscal 2024, compared to $57.4 million in fiscal 2023. The period-over-period decrease in provision for credit loss was primarily due to decreases in the tax services portfolio of $12.8 million and the commercial finance portfolio of $3.3 million, partially offset by an increase of $0.8 million in provision for credit loss in the consumer finance portfolio. The decrease in provision for credit loss in the commercial finance portfolio was primarily due to the commercial insurance premium finance portfolio moving to held for sale and reversing out the provision for credit loss on that portfolio. The Company recognized net charge-offs of $46.6 million for the fiscal year ended September 30, 2024, compared to net charge-offs of $53.7 million for the fiscal year ended September 30, 2023. Net charge-offs attributable to the tax services, commercial finance, and consumer finance portfolios for fiscal 2024 were $23.0 million, $19.5 million, and $4.1 million, respectively. Net charge-offs attributable to the tax services, commercial finance, and consumer finance portfolios for fiscal 2023 were $35.8 million, $15.6 million, and $2.3 million, respectively. See Note 3. Loans and Leases, Net for further information on the provision for credit loss.

Noninterest Income
Fiscal 2024 noninterest income decreased 5% to $299.6 million, compared to $316.6 million for fiscal 2023. The decrease was primarily driven by a decrease in card and deposit fees and the gain on sale of trademarks recognized in the prior year, partially offset by increases in gain on sale of other and tax services product fees.

The decrease in card and deposit fee income was primarily related to lower servicing fee income due to a reduction in custodial deposits. Servicing fee income totaled $27.2 million during fiscal 2024, compared to $53.4 million for fiscal 2023.

Noninterest Expense
Noninterest expense increased 10% to $513.3 million for fiscal 2024 from $465.0 million for fiscal 2023. The increase was primarily attributable to increases in card processing expense, compensation and benefits expense, and other expense, partially offset by decreases in operating lease equipment depreciation and legal and consulting expense.

The card processing expense increase was due to rate-related agreements with Partner Solutions relationships. The amount of expense paid under those agreements is based on an agreed upon rate index that varies depending on the deposit levels, floor rates, market conditions, and other performance conditions. Generally this rate index is based on a percentage of the EFFR and reprices immediately upon a change in the EFFR. Approximately 57% of the deposit portfolio was subject to these higher rate-related processing expenses. For fiscal 2024, contractual, rate-related processing expenses were $110.8 million, as compared to $77.4 million for the fiscal year ended September 30, 2023.

Income Tax Expense
The Company recorded an income tax expense of $29.1 million, representing an effective tax rate of 14.7%, for fiscal 2024, compared to an income tax expense of $16.3 million, representing an effective tax rate of 9.0%, for fiscal 2023. The increase in income tax expense was primarily due a decrease in investment tax credits.

For the fiscal year ended September 30, 2024, the Company originated $68.4 million in renewable energy leases, compared to $93.6 million for the prior fiscal year. Investment tax credits related to renewable energy leases are recognized ratably based on income throughout each fiscal year.

Comparison of Operating Results for the Fiscal Years Ended September 30, 2023, and September 30, 2022

A comparison of the 2023 results to the 2022 results and other 2022 information not included herein can be found in the Company's Annual Report on Form 10-K: Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” filed November 21, 2023 and is incorporated by reference herein.

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

The Company believes that the level of allowance for credit losses at September 30, 2024 was appropriate and reflected probable losses related to these loans and leases; however, there can be no assurance that all loans and leases will be fully collectible or that the present level of the allowance will be adequate in the future. See the section below titled “Allowance for Credit Losses” for further information.

The table below sets forth the amounts and categories of the Company's nonperforming assets.

(Dollars in thousands)	September 30, 2024	September 30, 2023
Nonperforming Loans and Leases
Nonaccruing loans and leases:
Commercial finance	$26,412	$37,372
Total nonaccruing loans and leases	26,412	37,372

Accruing loans and leases delinquent 90 days or more:
Loans held for sale	1,050	306

Commercial finance	2,314	11,242
Consumer finance	3,053	2,210
Tax services(1)	8,733	5,082
Total accruing loans and leases delinquent 90 days or more	15,150	18,840
Total nonperforming loans and leases	41,562	56,212

Other Assets
Nonperforming operating leases	1,471	1,764
Total other assets	1,471	1,764
Total nonperforming assets	$43,033	$57,976
Total as a percentage of total assets	0.57%	0.77%
(1) Certain tax services loans do not bear interest.

The Company's nonperforming assets at September 30, 2024 were $43.0 million, representing 0.57% of total assets, compared to $58.0 million, or 0.77% of total assets at September 30, 2023. The decrease in the nonperforming assets as a percentage of total assets at September 30, 2024 compared to the prior fiscal year, was primarily driven by a decrease in nonperforming loans in the commercial finance portfolio, partially offset by increases in the tax services and consumer finance portfolios.

The Company's nonperforming loans and leases at September 30, 2024, were $41.6 million, representing 0.87% of total gross loans and leases, compared to $56.2 million, or 1.26% of total gross loans and leases at September 30, 2023.

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

On the basis of management’s review of its loans, leases, and other assets, at September 30, 2024, the Company had classified loans and leases of $180.9 million as substandard, $10.3 million as doubtful and none as loss. At September 30, 2023, the Company classified loans and leases of $208.2 million as substandard, $8.2 million as doubtful and none as loss.

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

The Company's ACL totaled $45.3 million at September 30, 2024, a decrease compared to $49.7 million at September 30, 2023. The $4.4 million year-over-year decrease in the ACL was primarily driven by a $4.4 million decrease in the allowance related to the commercial finance portfolio and a $0.1 million decrease in the allowance related to the consumer finance portfolio, partially offset by a $0.1 million increase in the allowance related to the warehouse finance portfolio.

The following table presents the Company's ACL as a percentage of its total loans and leases.

	As of the Period Ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Commercial finance	1.29%	1.17%	1.21%	1.30%	1.26%
Consumer finance	0.90%	2.23%	1.71%	1.45%	0.92%
Tax services	0.02%	66.35%	37.31%	1.52%	0.04%
Warehouse finance	0.10%	0.10%	0.10%	0.10%	0.10%
Total loans and leases	1.11%	1.73%	1.83%	1.22%	1.14%
Total loans and leases excluding tax services	1.12%	1.12%	1.14%	1.21%	1.14%

The Company's ACL as a percentage of total loans and leases decreased to 1.11% at September 30, 2024 from 1.14% at September 30, 2023. The decrease in the total loans and leases coverage ratio was primarily driven by the tax services and consumer finance portfolios, partially offset by an increase in the commercial finance portfolio.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within these financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Management has identified its critical accounting policies, which are those policies described below as Critical Accounting Estimates that, in management's view, are most important in the portrayal of our financial condition and results of operations. These policies involve complex and subjective decisions and assessments. Some of these estimates may be uncertain at the time they are made, could change from period to period, and could have a material impact on the financial statements. See Note 1. Summary of Significant Accounting Policies and Note 4. Loans and Leases, Net to the "Notes of Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, for more information.

Allowance for Credit Losses
The Company’s allowance for credit losses methodology estimates expected credit losses over the life of each financial asset as of the balance sheet date.

For the loan and lease portfolio, the Company measures credit loss on individually evaluated loans based on the fair value of the collateral less estimated selling costs if collateral dependent or based on the present value of expected future cash flows discounted at the loan or lease initial effective interest rate if not collateral dependent. The majority of the Company's loans and leases subject to individual evaluation are considered collateral dependent. Only loans and leases that are on nonaccrual status or are designated as a modification are subject to individual evaluation. Management has also identified certain structured finance credits for alternative energy projects in which a substantial cash collateral account has been established to mitigate credit risk. Due to the nature of the transactions and significant cash collateral positions, these credits are evaluated individually. All other loans and leases are evaluated collectively for credit loss by pooling loans and leases based on similar risk characteristics. The collective evaluation of expected losses in all commercial finance portfolios is based on a cohort loss rate and adjustments for forward-looking information, including industry and macroeconomic forecasts. The cohort loss rate is a life of loan loss rate that immediately reverts to historical loss information for the remaining maturity of the financial asset. Management has elected to use a twelve to twenty-four month reasonable and supportable forecast for forward-looking information. Factors utilized in the determination of the allowance include historical loss experience, current and forecasted economic conditions, and measurement date credit characteristics such as product type, delinquency, and industry. The unfunded credit commitments depend on these same factors, as well as estimates of lines of credit usage. The collective evaluation of expected credit losses for certain consumer lending portfolios utilizes different methodologies when estimating expected credit losses.

Debt securities HTM include implicit and explicit guarantees by government agencies and have an expected zero risk of loss, therefore no provision for credit loss for debt securities held to maturity has been included in the Company’s Consolidated Statement of Operations. Debt securities AFS are recorded at fair value and are assessed quarterly for credit loss. Any such credit loss is recorded in the Company’s Provision for Credit Loss on the Company’s Consolidated Statement of Operations. Non-credit related losses are recorded in Other Comprehensive Income in the Company’s Consolidated Statement of Condition.

Although management believes the levels of the allowance for credit losses at September 30, 2024 and September 30, 2023 are adequate to absorb expected credit losses in the financial assets evaluated, a decline in local economic conditions or other factors could result in increasing losses.

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

The excess of consideration paid over the fair value of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired, including identifiable intangible assets, liabilities assumed, and any noncontrolling interest often requires the use of significant estimates and assumptions. This may involve estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques such as estimates of attrition, inflation, asset growth rates, discount rates, multiples of earnings or other relevant factors. In addition, the determination of the useful lives over which an intangible asset will be amortized is subjective. See Note 7. Goodwill and Intangibles to the Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, derived principally through its Partner Solutions business line, borrowings, principal and interest payments on loans and leases and mortgage-backed securities, and maturing investment securities. In addition, the Company utilizes wholesale deposit sources to provide temporary funding when necessary or when favorable terms are available. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are influenced by the level of interest rates, general economic conditions and competition. The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposit and loan commitments, to maintain liquidity, and to meet operating expenses. See Note 20. Subsequent Events to the "Notes of Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, for more information on the closing of the sale of the commercial insurance premium finance business.

At September 30, 2024, the Company had unfunded loan and lease commitments of $1.29 billion. Management believes that loan repayment and other sources of funds will be adequate to meet the Company’s foreseeable short- and long-term liquidity needs. The liquidity sources as of September 30, 2024 include $158.3 million in cash and cash equivalents and $201.9 million in off-balance sheet custodial deposits. When factoring in all resources, such as the FHLB, the FRB Discount Window and other unsecured funding and wholesale options, the Company has over $2.1 billion in available liquidity. Due to the characteristics of the Company's deposit portfolio, uninsured deposits remained less than 15% of total deposits during fiscal year 2024 and below the Company's available liquidity.

The following table summarizes the Company’s significant contractual obligations at September 30, 2024.

(Dollars in thousands)	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Time deposits	$3,104	$1,102	$—	$—	$4,206
Wholesale time deposits	—	25,000	—	—	25,000
Short-term debt	377,000	—	—	—	377,000
Long-term debt	—	—	—	33,354	33,354
Operating leases	3,985	6,587	5,936	12,703	29,211
Total	$384,089	$32,689	$5,936	$46,057	$468,771

For more information on the Company’s short-term and long-term borrowings, see “Funding Activities – Borrowings” within Item 1 “Business,” which is included in Part I of this Annual Report on Form 10-K and Note 10. Short-term and Long-term Borrowings to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.”

The Company and the Bank met regulatory requirements for classification as well-capitalized institutions at September 30, 2024. Based on current and expected continued profitability and subject to continued access to capital markets, management believes that the Company and the Bank will continue to meet the capital conservation buffer of 2.5% in addition to required minimum capital ratios. See Note 14. Capital Requirements and Restrictions on Retained Earnings to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

No assurance can be given that our regulators will consider our liquidity level, or our capital level, though substantially in excess of current rules pursuant to which the Company and the Bank are considered “well-capitalized,” to be sufficiently high in the future. See Note 14. Capital Requirements and Restrictions on Retained Earnings to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Impact of New Accounting Standards
See Note 1. Summary of Significant Accounting Policies to the "Notes of Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for information regarding recently issued accounting pronouncements.

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

The Company believes that its portfolio of longer duration deposits generated from its Partner Solutions business line provides a stable and profitable funding vehicle. A portion of the Company’s deposit balances are subject to variable card processing expenses, derived from contractual agreements with certain Partner Solutions partners tied to a rate index, typically the EFFR. These costs reprice immediately upon a change in the applicable rate index.

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

Interest Rate Risk (“IRR”)

Overview. The Company actively manages interest rate risk, as changes in market interest rates can have a significant impact on reported earnings. The Company's IRR analysis is designed to compare income and economic valuation simulations in market scenarios designed to alter the direction, magnitude and speed of interest rate changes, as well as the slope of the yield curve. This analysis may not represent all impacts driven by changes in the interest rate environment, such as certain other card fee income and expense line items tied to card processing expense derived from contractual agreements with certain Partner Solutions partners and servicing fees the Company recognizes from custodial off-balance sheet deposits. The Company does not currently engage in trading activities to control IRR although it may do so in the future, if deemed necessary, to help manage IRR.

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

The Company uses two approaches to model IRR: Earnings at Risk (“EAR analysis”) and Economic Value of Equity (“EVE analysis”). Under EAR analysis, net interest income is calculated for each interest rate scenario and compared to the net interest income forecast in the base case over a one-year minimum time horizon. The results are affected by projected rates, prepayments, caps and floors. Management exercises its best judgment in making assumptions regarding events that management can influence, such as non-contractual deposit re-pricing, as well as events outside of management's control, such as customer behavior on loan and deposit activity and the effect that competition has on both lending and deposit pricing. These assumptions are subjective and, as a result, net interest income simulation results will differ from actual results due to the timing, magnitude, and frequency of interest rate changes, changes in market conditions, customer behavior and management strategies, among other factors. The Company performs various sensitivity analyses on assumptions of deposit attrition, loan prepayments, and asset re-pricing, as well as market-implied forward rates and various likely and extreme interest rate scenarios, including rapid and gradual interest rate ramps, rate shocks and yield curve twists.

The EAR analysis used in the following table reflects the required analysis used no less than quarterly by management. It models basis point parallel shifts in market interest rates over the next one-year period. The following table shows the results of the scenarios as of September 30, 2024 and 2023:

Net Sensitive Earnings at Risk
		Change in Interest Income/Expense for a given change in interest rates
		Over/(Under) Base Case Parallel Shift
(Dollars in thousands)	Book Value	-200	-100	Base	+100	+200
Balances as of September 30, 2024
Total interest income	6,676,417	411,926	440,588	470,620	499,529	527,533
Total interest expense	634,988	12,614	16,686	22,053	27,715	33,184
Net interest income		399,312	423,902	448,567	471,814	494,349

Percentage change from base		-11.0%	-5.5%	—%	5.2%	10.2%

Balances as of September 30, 2023
Total interest income	6,650,735	397,360	424,061	450,823	477,078	503,412
Total interest expense	269,861	1,069	1,905	3,530	5,429	7,352
Net interest income		396,291	422,156	447,293	471,649	496,060

Percentage change from base		-11.4%	-5.6%	—%	5.4%	10.9%

The EAR analysis reported at September 30, 2024, shows that total interest income will change more rapidly than total interest expense over the next year. IRR is a snapshot in time. The Company’s business and deposits are predictably cyclical on a weekly, monthly and yearly basis. The Company’s static IRR results could vary depending on which day of the week the month ends, primarily related to payroll processing and timing of when certain programs are prefunded and when the funds are received.

Under EVE analysis, the economic value of financial assets, liabilities and off-balance sheet instruments is derived under each rate scenario. The economic value of equity is calculated as the difference between the estimated market value of assets and liabilities, net of the impact of off-balance sheet instruments.

The EVE analysis used in the following table reflects the required analysis used no less than quarterly by management. It models immediate basis point parallel shifts in market interest rates. The following table shows the results of the scenario as of September 30, 2024 and 2023:

Economic Value Sensitivity
	Standard (Parallel Shift)
	Economic Value of Equity at Risk %
	-200	-100	+100	+200
Balances as of September 30, 2024
Percentage change from base	-10.0%	-3.9%	2.6%	4.2%

Balances as of September 30, 2023
Percentage change from base	-9.9%	-4.3%	3.4%	6.3%

The EVE at risk reported at September 30, 2024 shows that the economic value of equity position is expected to benefit from rising interest rates due to the large amount of noninterest-bearing funding.

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
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Pathward Financial, Inc.
Sioux Falls, South Dakota

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Pathward Financial, Inc. and Subsidiaries (the "Company") as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 26, 2024 expressed an unqualified opinion.

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

Allowance for Credit Losses (ACL) – Qualitative Adjustments

As described in Notes 1 and 3 to the financial statements, the Company recognizes expected credit losses over the contractual lives of financial assets carried at amortized cost, including loans receivable, utilizing the Current Expected Credit Losses (“CECL”) methodology. Estimates of expected credit losses are based on relevant information about current conditions, past events, and reasonable and supportable forward-looking forecasts regarding collectability of the reported amounts. For most of its loan segments, the Company utilized a cohort model which computes the historical life-of-loan loss rate for each identified loan segment (also referred to as the “quantitative loss rates”). The quantitative loss rates are then adjusted, as deemed necessary, based on current economic forecasts over a twelve to twenty-four month reasonable and supportable forecast period as well as for measurement date credit characteristics including problem loan and delinquency trends, portfolio growth and other factors (also referred to as the “qualitative adjustments”).

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

South Bend, Indiana
November 26, 2024

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)
ASSETS	September 30, 2024	September 30, 2023
Cash and cash equivalents	$158,337	$375,580
Securities available for sale, at fair value	1,741,221	1,804,228
Securities held to maturity, at amortized cost (fair value $30,236 and $31,425, respectively)	33,092	36,591
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	36,014	28,210
Loans held for sale	688,870	77,779
Loans and leases	4,075,195	4,366,116
Allowance for credit losses	(45,336)	(49,705)
Accrued interest receivable	31,385	23,282
Premises, furniture, and equipment, net	39,055	39,160
Rental equipment, net	205,339	211,750
Goodwill and intangible assets	326,094	330,225
Other assets	260,070	292,327
Total assets	$7,549,336	$7,535,543

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$5,875,085	$6,589,182
Short-term borrowings	377,000	13,000
Long-term borrowings	33,354	33,873
Accrued expenses and other liabilities	424,292	248,863
Total liabilities	6,709,731	6,884,918

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued, none outstanding at September 30, 2024 and 2023, respectively	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 24,851,122 and 26,225,563 shares issued, 24,847,353 and 26,183,583 shares outstanding at September 30, 2024 and 2023, respectively	248	262
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at September 30, 2024 and 2023, respectively	—	—
Additional paid-in capital	638,803	628,500
Retained earnings	354,474	278,655
Accumulated other comprehensive loss	(153,394)	(255,443)
Treasury stock, at cost, 3,769 and 41,980 common shares at September 30, 2024 and 2023, respectively	(249)	(344)
Total equity attributable to parent	839,882	651,630
Noncontrolling interest	(277)	(1,005)
Total stockholders’ equity	839,605	650,625
Total liabilities and stockholders’ equity	$7,549,336	$7,535,543
See Notes to Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Fiscal Year Ended September 30,
(Dollars in thousands, except per share data)	2024	2023	2022
Interest and dividend income:
Loans and leases, including fees	$395,876	$323,602	$268,078
Mortgage-backed securities	39,402	41,197	26,846
Other investments	41,073	33,936	17,272
	476,351	398,735	312,196
Interest expense:
Deposits	13,019	4,356	500
FHLB advances and other borrowings	8,214	6,518	4,372
	21,233	10,874	4,872

Net interest income	455,118	387,861	307,324

Provision for credit loss	42,661	57,354	28,538

Net interest income after provision for credit loss	412,457	330,507	278,786

Noninterest income:
Refund transfer product fees	40,178	39,452	39,809
Refund advance fee income	43,473	37,433	40,557
Card and deposit fees	125,943	150,746	105,733
Rental income	54,157	54,190	46,558
Gain on sale of trademarks	—	10,000	50,000
Gain (loss) on sale of other	12,669	2,663	(6,207)
Other income	23,167	22,115	17,357
Total noninterest income	299,587	316,599	293,807

Noninterest expense:
Compensation and benefits	201,472	184,318	171,126
Refund transfer product expense	9,862	9,723	8,908
Refund advance expense	1,943	1,863	2,157
Card processing	137,938	105,498	38,785
Occupancy and equipment expense	36,587	34,691	34,909
Operating lease equipment depreciation	41,757	45,710	35,636
Legal and consulting	24,857	27,102	40,634
Intangible amortization	4,131	4,971	6,585
Impairment expense	3,012	3,273	670
Other expense	51,694	47,826	45,865
Total noninterest expense	513,253	464,975	385,275

Income before income tax expense	198,791	182,131	187,318

Income tax expense	29,141	16,324	27,964

Net income before noncontrolling interest	169,650	165,807	159,354
Net income attributable to noncontrolling interest	1,293	2,192	2,968
Net income attributable to parent	$168,357	$163,615	$156,386

Earnings per common share:
Basic	$6.63	$6.01	$5.26
Diluted	$6.62	$5.99	$5.26
See Notes to Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Fiscal Year Ended September 30,
(Dollars in thousands)	2024	2023	2022
Net income before noncontrolling interest	$169,650	$165,807	$159,354

Other comprehensive income (loss):
Change in net unrealized gain (loss) on debt securities	136,028	(56,255)	(292,665)
	136,028	(56,255)	(292,665)
Unrealized gain (loss) on currency translation	81	331	(1,736)
Deferred income tax effect	34,060	(13,561)	(73,722)
Total other comprehensive income (loss)	102,049	(42,363)	(220,679)
Total comprehensive income (loss)	271,699	123,444	(61,325)
Total comprehensive income attributable to noncontrolling interest	1,293	2,192	2,968
Comprehensive income attributable to parent	$270,406	$121,252	$(64,293)
See Notes to Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Pathward Financial, Inc. Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
Balance, September 30, 2021	$317	$604,484	$259,189	$7,599	$(860)	$870,729	$1,155	$871,884
Cash dividends declared on common stock ($0.20 per share)	—	—	(5,921)	—	—	(5,921)	—	(5,921)
Issuance of common stock due to ESOP	1	2,885	—	—	—	2,886	—	2,886
Repurchases of common stock	(30)	30	(164,260)	—	(3,975)	(168,235)	—	(168,235)
Stock compensation	—	10,004	—	—	—	10,004	—	10,004
Total other comprehensive loss	—	—	—	(220,679)	—	(220,679)	—	(220,679)
Net income	—	—	156,386	—	—	156,386	2,968	159,354
Net distribution to noncontrolling interest	—	—	—	—	—	—	(4,153)	(4,153)
Balance, September 30, 2022	$288	$617,403	$245,394	$(213,080)	$(4,835)	$645,170	$(30)	$645,140

Balance, September 30, 2022	$288	$617,403	$245,394	$(213,080)	$(4,835)	$645,170	$(30)	$645,140
Cash dividends declared on common stock ($0.20 per share)	—	—	(5,426)	—	—	(5,426)	—	(5,426)
Issuance of common stock due to restricted stock	1	—	—	—	—	1	—	1
Repurchases of common stock	(27)	27	(117,985)	—	(2,452)	(120,437)	—	(120,437)
Retirement of treasury stock	—	—	(6,943)	—	6,943	—	—	—
Stock compensation	—	11,070	—	—	—	11,070	—	11,070
Total other comprehensive loss	—	—	—	(42,363)	—	(42,363)	—	(42,363)
Net income	—	—	163,615	—	—	163,615	2,192	165,807
Net distribution to noncontrolling interest	—	—	—	—	—	—	(3,167)	(3,167)
Balance, September 30, 2023	$262	$628,500	$278,655	$(255,443)	$(344)	$651,630	$(1,005)	$650,625

Balance, September 30, 2023	$262	$628,500	$278,655	$(255,443)	$(344)	$651,630	$(1,005)	$650,625
Cash dividends declared on common stock ($0.20 per share)	—	—	(5,067)	—	—	(5,067)	—	(5,067)
Issuance of common stock due to restricted stock	3	—	—	—	—	3	—	3
Repurchases of common stock	(17)	17	(80,767)	—	(6,086)	(86,853)	—	(86,853)
Retirement of treasury stock	—	—	(6,181)	—	6,181	—	—	—
Stock compensation	—	10,286	—	—	—	10,286	—	10,286
Total other comprehensive income	—	—	—	102,049	—	102,049	—	102,049
Joint venture membership interest divestiture	—	—	(523)	—	—	(523)	—	(523)
Net income	—	—	168,357	—	—	168,357	1,293	169,650
Net distribution to noncontrolling interest	—	—	—	—	—	—	(565)	(565)
Balance, September 30, 2024	$248	$638,803	$354,474	$(153,394)	$(249)	$839,882	$(277)	$839,605
See Notes to Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Fiscal Year Ended September 30,
(Dollars in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income before noncontrolling interest	$169,650	$165,807	$159,354
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	57,765	64,955	61,601
Provision for credit loss	42,661	57,354	28,538
Provision for deferred taxes	11,115	(175)	17,587
Originations of loans held for sale	(2,034,977)	(1,208,684)	(985,330)
Proceeds from sales of loans held for sale	2,036,084	1,139,881	1,059,361
Net change in loans held for sale	18,127	25,922	12,819
Fair value adjustment of foreclosed real estate	—	—	301
Net realized (gain) on securities available for sale	—	—	(154)
Net realized (gain) loss on loans held for sale	(5,920)	(268)	3,694
Net realized loss on premise, furniture, and equipment	—	65	55
Net realized (gain) on trademarks	—	(10,000)	(50,000)
Net realized (gain) on other	(6,749)	(1,832)	(1,956)
Change in bank-owned life insurance value	(2,751)	(1,497)	(2,434)
Impairment on rental equipment	2,013	24	—
Impairment of intangibles	—	—	670
Net change in accrued interest receivable	(8,103)	(5,303)	(1,725)
Net change in other assets	(11,747)	17,134	(32,936)
Net change in accrued expenses and other liabilities	176,083	48,658	(10,640)
Stock compensation	10,286	11,070	10,004
Net cash provided by operating activities	453,537	303,111	268,809

Cash flows from investing activities:
Purchases of securities available for sale	(3,465)	(156,885)	(907,361)
Proceeds from sales of securities available for sale	—	—	265,951
Proceeds from maturities of and principal collected on securities available for sale	201,730	177,296	324,234
Proceeds from maturities of and principal collected on securities held to maturity	3,317	4,835	14,281
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(406,390)	(330,144)	(173,653)
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	398,587	330,746	173,240
Purchases of loans and leases	(298,262)	(215,266)	(115,353)
Proceeds from sales of loans and leases	—	—	123,241
Net change in loans and leases	137,540	(307,473)	358,635
Purchases of premises, furniture, and equipment	(10,141)	(8,623)	(8,177)
Proceeds from sales of premises, furniture, and equipment	—	—	35
Purchases of rental equipment	(266,613)	(441,047)	(424,919)
Proceeds from sales of rental equipment	9,006	14,998	9,372
Net change in rental equipment	565	(236)	(5,772)
Proceeds from sales of foreclosed real estate and repossessed assets	—	1	1,824
Proceeds from death benefit of bank-owned life insurance	—	1,040	—
Proceeds from sale of trademarks	—	10,000	50,000
Proceeds from sale of other assets	6,465	—	3,550
Net cash (used in) investing activities	(227,661)	(920,758)	(310,872)

Cash flows from financing activities:
Net change in deposits	(714,097)	723,145	351,066
Net change in short-term borrowings	364,000	13,000	—
Redemption of long-term borrowings	—	—	(75,000)
Proceeds from long-term borrowings	—	—	20,000
Principal payments on capital lease obligations	—	—	(75)
Principal payments on other liabilities	(621)	(1,747)	(2,751)
Payment of debt issuance costs	—	(511)	—

Dividends paid on common stock	(5,067)	(5,426)	(5,921)
Issuance of common stock due to restricted stock	3	1	1
Issuance of common stock due to ESOP	—	—	2,886
Repurchases of common stock	(86,853)	(120,437)	(168,235)
Investment by (distributions to) noncontrolling interest	(565)	(3,167)	(4,153)
Net cash provided by (used in) financing activities	(443,200)	604,858	117,818

Effect of exchange rate changes on cash	81	331	(1,736)

Net change in cash and cash equivalents	(217,243)	(12,458)	74,019

Cash and cash equivalents at beginning of fiscal year	375,580	388,038	314,019
Cash and cash equivalents at end of fiscal period	$158,337	$375,580	$388,038

	Fiscal Year Ended September 30,
(Dollars in thousands)	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$20,909	$10,819	$5,259
Income taxes	19,633	14,056	13,940
Franchise and other taxes	726	1,359	791
Supplemental schedule of non-cash investing activities:
Transfers
Held for sale to loans and leases	$30,864	$158	$115,934
Loans and leases to held for sale	594,359	13,421	169,045
Loans and leases to rental equipment	4,847	3,122	3,893
Loans and leases to foreclosed real estate and repossessed assets	—	—	49
Rental equipment to loan and leases	225,870	377,250	400,148
Recognition of operating lease ROU assets, net of measurements	654	—	117
Retirement of treasury stock	6,181	6,943	—
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

Variable Interest Entities
As a result of the Crestmark Acquisition, the Company acquired existing membership interests of certain joint venture limited liability companies (the "LLCs"). The Company holds 80% of the membership interests in each of the LLC entities, which offer commercial lending and other financing arrangements. In connection with these LLCs, the Company exclusively provides funding for each entity's activities. The Company determined it is the primary beneficiary of all LLCs as it has the managing power under the terms of each of the LLC operating agreements. Results of the LLCs are reflected in the Company's September 30, 2024 Consolidated Financial Statements and are summarized below. The assets recognized as a result of consolidating the LLCs are the property of the LLCs and are not available for any other purpose.

(Dollars in thousands)	At September 30, 2024
Cash and cash equivalents	$127
Loans and leases	51,835
Allowance for credit losses	(1,148)
Accrued interest receivable	163
Other assets	1,110
Total assets	52,087
Accrued expenses and other liabilities	338
Noncontrolling interest	(277)
Net assets less noncontrolling assets	$52,026

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

In the normal course of business, the Company enters into off-balance sheet transactions with SPEs, which can be structured as corporations, trusts, limited liability companies, or partnerships and are established for a limited purpose. Currently, the Company utilizes a SPE facility for certain term lending products within the Company's Commercial Finance business line. The Company participated in the structuring of the SPE, has a minority ownership interest in the SPE, and acts as servicer for the SPE in exchange for a servicing fee. Pathward is not the primary beneficiary of the SPE as our risk of loss or right to benefits from the SPE are not significant. At September 30, 2024, there are $18.4 million commercial term loans held at the SPE compared to $13.7 million for the prior fiscal year, and the Company’s equity investment in the SPE is $5.8 million compared to $1.2 million for the prior fiscal year. The Company’s maximum exposure to loss from the SPE is limited to its equity investment. At September 30, 2024 and 2023, there were $4.6 million and no commercial term loans classified as held for sale related to this SPE, respectively.

NATURE OF BUSINESS AND INDUSTRY SEGMENT INFORMATION
One of the Company's primary sources of revenue relates to payment processing services for prepaid cards, ATM sponsorship, tax refund transfer and money movement. Additionally, a significant source of revenue for the Company is interest from the purchase or origination of commercial finance loans, consumer finance loans, and warehouse finance loans. The Company accepts deposits from customers in the normal course of business on a national basis through its partner solutions and tax services divisions, and through wholesale funding. The Company operates in the banking industry, which accounts for the majority of its revenues and assets. The Company uses the “management approach” for reporting information about segments in annual and interim financial statements. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management disaggregates a company. Based on the management approach model, the Company has determined that its business is comprised of three reporting segments. See Note 16. Segment Reporting for additional information on the Company's segment reporting.

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

CASH AND CASH EQUIVALENTS
For purposes of reporting cash flows, cash and cash equivalents is defined to include the Company’s cash on hand and due from financial institutions and short-term interest-bearing deposits in other financial institutions. The Company reports cash flows net for customer loan transactions, securities purchased under agreement to resell, federal funds purchased, deposit transactions, securities sold under agreements to repurchase, and FHLB advances with terms less than 90 days. Previously, the FRB required all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. However, since March 26, 2020, the reserve requirement ratio has been zero percent. At September 30, 2024, the Bank was not required to maintain any reserve balances. The Company at times maintains balances in excess of insured limits at various financial institutions including the FRB, the FHLB and other private institutions. At September 30, 2024, the Company had $104.9 million in interest-bearing deposits held at the FRB and $1.7 million interest-bearing deposits held at the FHLB. The Company does not believe these instruments carry a significant risk of loss but cannot provide assurances that no losses could occur if these institutions were to become insolvent.

SECURITIES
GAAP requires that, at acquisition, an enterprise classify debt securities into one of three categories: Available for Sale (“AFS”), Held to Maturity (“HTM”) or trading. Debt securities AFS are carried at fair value on the Consolidated Statements of Financial Condition. Unrealized holding gains and losses due to risk of credit loss are recognized in earnings while unrealized holding gains and losses due to market conditions and other non-credit risk factors are excluded from earnings and recognized as a separate component of equity in accumulated other comprehensive income (loss) (“AOCI”). See Note 19. Fair Values of Financial Instruments for additional information on fair value of AFS debt securities. Debt securities HTM are measured at amortized cost. The Company classifies the majority of its debt securities as AFS, which are those the Company may decide to sell if needed for liquidity, asset/liability management, or other reasons. Both AFS and HTM are subject to an allowance for credit losses. Pathward Financial did not hold trading securities at September 30, 2024 or 2023.

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

Debt Securities Credit Losses
The Company evaluates debt securities AFS for credit losses on a quarterly basis and records any such losses as a component of provision for credit loss in the Consolidated Statements of Operations. The Company has concluded that any unrealized holding losses in its portfolio as of September 30, 2024 are not related to credit loss and as a result has not recorded an allowance for credit losses. See Note 2. Securities for further information.

The Company evaluates debt securities HTM for credit losses on a quarterly basis and records any such losses as a component of provision for credit loss in the Consolidated Statements of Operations. The Company has concluded that its portfolio as of September 30, 2024 has a zero risk of credit loss due to the related U.S. Government financial guarantees underlying the securities within the HTM portfolio and as a result has not recorded an allowance for credit losses.

Equity Investments
The Company holds marketable equity securities, which have readily determinable fair value, and include common equity and mutual funds. These securities are recorded at fair value with unrealized gains and losses, due to changes in fair value, reflected in earnings. Interest and dividend income from these securities is recognized in interest income. See Note 2. Securities for additional information on marketable equity securities.

The Company also holds non-marketable equity securities that are included in Other Assets in the Company’s Consolidated Financial Statements. The Company generally accounts for these investments under the equity method or the provisions of Accounting Standards Codification ("ASC") 321. Equity Securities. Investments where the Company has significant influence, but not control, over the investee are accounted for under the equity method. Investments where the Company cannot exercise significant influence over the investee are measured at fair value, with changes in fair value recognized in earnings, unless those investments have no readily determinable fair value. Investments without readily determinable fair value are measured under the measurement alternative, which reflects cost less impairment, with adjustments in value resulting from observable price changes arising from orderly transactions of the same or a similar security from the same issuer ("measurement alternative investments").

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

The Company held the following non-marketable equity securities:

•Equity Method - The Company held equity method investments of $4.1 million within other assets as of September 30, 2024 and $4.1 million at September 30, 2023. The Company’s ownership of such investments typically ranges from 5% - 25% of the investee. The Company recognized nominal net earnings from these investments within noninterest income for the fiscal year ended September 30, 2024. The Company elected to classify distributions received from equity method investments using the cumulative earnings approach on the Consolidated Statements of Cash Flows.

•Fair Value Method - The Company held equity investments measured at net asset value ("NAV") per share (or its equivalent) of $11.8 million at September 30, 2024 and $8.4 million at September 30, 2023 where NAV is considered the fair value practical expedient. These investments are recorded within other assets on the Company’s Consolidated Financial Statements. Fluctuations in fair value are recognized in earnings within noninterest Income.

•Measurement Alternative - The Company held equity investments measured using the measurement alternative of $9.5 million as of September 30, 2024 and $12.1 million at September 30, 2023 within other assets on the Company’s Consolidated Financial Statements. Equity investments measured using the measurement alternative are subject to fair value adjustments when observable price changes in orderly transactions for the identical or similar investment of the same issuer occur. The Company did not recognize any fair value adjustments in the fiscal years ended September 30, 2024 and 2023. Additionally, the Company recognized impairment loss of $1.0 million and $3.3 million of such investments during the fiscal years ended September 30, 2024 and 2023, respectively.

LOANS HELD FOR SALE ("LHFS")
Loans are designated as LHFS based on management's intent to sell loans, or portions of loans, in established secondary markets or to participating third-party financial institutions. LHFS are held at the lower of cost or fair value. Any amount by which the cost exceeds fair value is initially recorded as a valuation allowance and subsequently reflected in the gain or loss on sale when sold. At September 30, 2024 and 2023, there was no valuation allowance recorded for LHFS. Gains and losses on LHFS are recorded in noninterest income on the Consolidated Statements of Operations. Loan costs and fees are deferred at origination and are recognized in income at the time of sale. Interest income is calculated based on the note rate of the loan and is recorded as interest income. The Company occasionally transfers loans between held for sale and held for investment classifications based on its intent and ability to hold or sell loans. Management's intent to sell may be impacted by secondary market conditions, loan credit quality, or other factors.

The following table summarizes the activity pertaining to loans held for sale:

	Fiscal Year Ended September 30,
	2024		2023
(Dollars in thousands)	Consumer	Commercial	Consumer	Commercial
Beginning of year balance	$77,779	$—	$21,071	$—
Originations	1,901,593	133,388	1,206,201	2,483
Proceeds from sales	(1,937,079)	(99,005)	(1,123,271)	(16,610)
Gain (loss) on sales	—	5,102	—	268
Principal collections, net of deferred fees and costs	(18,083)	(48)	(26,222)	280
Non-cash transfers, net	—	563,495	—	13,579
End of year balance	$24,210	$602,932	$77,779	$—

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

Sales-type leases generate a gain or loss at lease inception by recording lease revenue less lease cost. Lease revenue consists of the present value of the future minimum lease payments. Lease cost consists of the lease equipment’s book value, less the present value of its residual. Interest income on direct financing and sales-type leases is recognized using methods that approximate a level yield over the fixed, non-cancelable term of the lease. Recognition of interest income is generally discontinued at the time the lease becomes 90 days delinquent, unless the lease is well-secured and in process of collection. Delinquency and past due status is based on the contractual terms of the lease. The Company receives pro rata rent payments for the interim period until the lease contract commences and the fixed, non-cancelable lease term begins. Interim payments are recognized in the month they are earned and are recorded in interest income. Management has policies and procedures in place for the determination of lease classification and review of the related judgments and estimates for all lease financings.

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

Depreciation expense is recorded as operating lease equipment depreciation expense within noninterest expense. Operating lease rental income is recognized when it becomes due and is reflected as a component of noninterest income. The Company evaluates the carrying value of rental equipment for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value, where fair value is based on the condition of the rental equipment and the projected net cash flows from rental and sale adjusted for current market conditions. A $2.0 million impairment expense from rental equipment was recognized for the fiscal year ended September 30, 2024, a nominal impairment expense was recognized for fiscal year ended September 30, 2023, and no impairment expense was recognized for the fiscal year ended September 30, 2022.

Loan Servicing and Transfers of Financial Assets
The Company sells loan participations, generally without recourse, in both the commercial and consumer segments. The Company also sells commercial SBA and USDA loans to third parties, generally without recourse. Sold loans are not included in the Consolidated Financial Statements. The Bank generally retains the right to service the sold loans for a fee. If the fee is determined commensurate and customary with market terms, no servicing asset or liability is recorded. Any fee that is above or below market terms results in a servicing asset or liability and is included within Other Assets on the Consolidated Statements of Financial Condition. At September 30, 2024 and 2023, the Bank was servicing loans for others with aggregate unpaid principal balances of $364.5 million and $332.5 million, respectively. The service fees and ancillary income related to these loans were immaterial.

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

The amount of ACL depends significantly on management’s estimates or key factors and assumptions affecting valuation, appraisals of collateral, evaluations of performance and status, the amounts and timing of future cash flows expected to be received, forecasts of future economic conditions and reversion periods. Such estimates, appraisals, evaluations, cash flows and forecasts may be subject to frequent adjustments due to changing economic prospects of borrowers, lessees, properties or economic conditions. These estimates are reviewed quarterly and adjustments, if necessary, are recorded in the provision for credit loss in the periods in which they become known.

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

Management maintains a framework of controls over the estimation process for the ACL, including review of collective reserve methodologies for compliance with GAAP. Management has a quarterly process to review the appropriateness of historical observation periods and loss assumptions and risk ratings assigned to loans and leases, if applicable. Management reviews its qualitative framework and the effect on the collective reserve compared with relevant credit risk factors and consistency with credit trends. Management also maintains controls over information systems, models and spreadsheets used in the quantitative components of the reserve estimate. This includes the quality and accuracy of historical data used to derive loss rates, the inputs to industry and macroeconomic forecasts and the reversion periods utilized. The results of this process are summarized and presented to management quarterly for their approval of the recorded allowance. See Note 3. Loans and Leases, Net for further information.

The following are risk characteristics of the Company’s loan and lease portfolio:
Commercial Finance
The Company's Commercial Finance business line offers a variety of products through its working capital, equipment finance, structured finance, and insurance premium finance lending solutions. These products include term lending, asset-based lending, factoring, lease financing, insurance premium finance, government guaranteed lending and other commercial finance products offered on a nationwide basis that are subject to adverse market conditions which may impact the borrower’s ability to make repayment on the loan or lease or could cause a decline in the value of the collateral that secures the loan or lease. The loans or leases are primarily made based on the operating cash flows of the borrower and on the underlying collateral provided by the borrower. The cash flows of borrowers may be volatile and the value of the collateral securing these loans and leases may be difficult to measure. Most commercial finance loans and leases are secured by the assets being financed or other business assets such as accounts receivable or inventory. Although the loans and leases are often collateralized by equipment, inventory, accounts receivable, insurance premiums or other business assets, the liquidation of collateral in the event of a borrower default may be an insufficient source of repayment, because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use. The Company attempts to mitigate these risks by adhering to its underwriting policies in evaluating the management of the business and the credit-worthiness of borrowers and guarantors. See Note 20. Subsequent Events for further information on the Company's commercial premium finance insurance business.

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

Tax Services
The Bank's Partner Solutions business line also offers tax solutions, which includes short-term refund advance loans. Through this product, taxpayers are underwritten to determine eligibility for these unsecured loans. Due to the nature of refund advance loans, it typically takes no more than three e-file cycles (the period of time between scheduled IRS payments) from when the return is accepted by the IRS to collect from the borrower. In the event of default, the Bank has no recourse against the tax consumer. When collection of principal becomes doubtful, the Bank will charge off the balance of a refund advance loan on September 30. Any remaining balances are charged off at the end of the calendar year. The Bank may record recoveries of previously charged off loans if collected in subsequent tax years.

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

PREMISES, FURNITURE, AND EQUIPMENT
Land is carried at cost. Buildings, furniture, fixtures, leasehold improvements, internal-use software and equipment are carried at cost, less accumulated depreciation and amortization. The Company primarily uses the straight-line method of depreciation and amortization over the estimated useful lives of the assets, which is 39 years for buildings, three years for internal-use software, and range from two years to 15 years for leasehold improvements and for furniture, fixtures and equipment. Assets are reviewed for impairment when events indicate the carrying amount may not be recoverable. See Note 5. Premises, Furniture and Equipment, Net for further information.

GOODWILL
Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business acquisitions. Goodwill is evaluated annually for impairment at a reporting unit level. The Company has determined that its reporting units are one level below the operating segments and distinguish these reporting units based on how the segments and reporting units are managed, taking into consideration the economic characteristics, nature of the products, and customers of the segments and reporting units. The Company performs its impairment evaluation as of September 30 of each fiscal year unless a triggering event occurs that would require an interim impairment evaluation. The Company generally utilizes a qualitative approach during this annual assessment to determine whether it is more likely than not (i.e. a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying value. If we determine it is more likely than not that goodwill is impaired, then a quantitative assessment is performed to determine fair value of the reporting unit. If the carrying amount of the reporting unit with goodwill exceeds its fair value, goodwill is considered impaired and is written down by the excess carrying value of the reporting unit. Subsequent increases in goodwill are not recognized in the Consolidated Financial Statements. No goodwill impairment was recognized during the fiscal years ended September 30, 2024, 2023 or 2022. See Note 7. Goodwill and Intangible Assets for further information.

INTANGIBLE ASSETS
Intangible assets other than goodwill are amortized over their respective estimated lives. All intangible assets are subject to an impairment test at least annually or more often if conditions indicate a possible impairment. See Note 7. Goodwill and Intangible Assets for further information.

STOCK COMPENSATION
Compensation expense for share-based awards is recorded over the vesting period at the fair value of the award at the time of grant. The fair value of nonvested (restricted) shares and performance share units granted under the Company’s incentive plans is equal to the fair market value of the underlying stock at the grant date, adjusted for dividends where applicable. The Company has elected to record forfeitures as they occur. See Note 12. Stock Compensation for further information.

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

In accordance with ASC 740, Income Taxes, the Company recognizes a tax position as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination. For tax positions not meeting the more likely than not test, no tax benefit is recorded. The Company recognizes interest and/or penalties related to income tax matters in noninterest income or noninterest expense. The effect on deferred tax assets and liabilities from a change in tax rates is recorded in income tax expense in the Consolidated Statements of Operations in the period in which the enactment date occurs. If current period income tax rates change, the impact on the annual effective income tax rate is applied year to date in the period of enactment. See Note 13. Income Taxes for further information.

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

REVENUE RECOGNITION
Interest revenue from loans, leases, and investments is recognized on the accrual basis of accounting as the interest is earned according to the terms of the particular loan, lease, or investment. Income from service and other customer charges is recognized as earned. Revenue within the Consumer segment is recognized as services are performed and service charges are earned in accordance with the terms of the various programs. Refer to Note 15. Revenue from Contracts with Customers for additional information.

EARNINGS PER COMMON SHARE (“EPS”)
Basic EPS is computed using the two-class method by dividing income available to common stockholders after the allocation of dividends and undistributed earnings to the participating securities by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, and is computed after giving consideration to the weighted average dilutive effect upon vesting of restricted stock grants and after the allocation of earnings to the participating securities. See Note 4. Earnings per Common Share for further information.

RELATED PARTY TRANSACTIONS
The Company has disclosed information on its equity investments and relationships with variable interest entities in Note 1. Summary of Significant Accounting Policies.

At September 30, 2024 and 2023, the Company had no loans or deposits outstanding with individuals deemed under Regulation O to be directors, executive officers and/or employees of the Company.
RECLASSIFICATION AND REVISION OF PRIOR PERIOD BALANCES
Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These changes and reclassifications did not impact previously reported net income or comprehensive income (loss).

RECENTLY ADOPTED ACCOUNTING STANDARDS UPDATES ("ASU")
The following ASU was adopted by the Company during the fiscal year ended September 30, 2024 and did not have a material impact on the Company's Consolidated Financial Statements. The following ASU became effective for the Company on October 1, 2023.

ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate accounting guidance for troubled-debt restructurings (“TDRs”) by creditors in Subtopic ASC 310-40, Receivables – Troubled Debt Restructurings by Creditors, and enhance disclosure requirements for certain loan refinancings and restructurings when a borrower is experiencing financial difficulty. The ASU also requires current period gross charge-offs by year of origination to be disclosed for loans and leases within scope of ASC Topic 326, Financial Instruments – Credit Losses.

The following ASUs have been issued and are considered applicable to the Company, but have not yet been adopted as of September 30, 2024.

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosures primarily by enhancing disclosure requirements about significant segment expenses. The amendments will be effective for the Company beginning with the fiscal year ended September 30, 2025 and subsequent interim periods. The amendments will be applied retrospectively to all prior periods in the consolidated financial statements. The Company is currently evaluating the impact of such amendments to the consolidated financial statements and related disclosures.

ASU 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures. This ASU requires enhanced income tax disclosures primarily related to the rate reconciliation and income taxes paid information to provide further transparency surrounding the Company’s income tax position. The amendments in this ASU will be effective for the Company beginning on October 1, 2025. The Company is currently evaluating the impact of such amendments to the consolidated financial statements and related disclosures.

NOTE 2.  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of AFS and HTM debt securities are presented below.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt Securities AFS
At September 30, 2024
Corporate securities	$25,000	$—	$(5,250)	$19,750
SBA securities	86,036	—	(4,101)	81,935
Obligations of states and political subdivisions	501	—	(21)	480
Non-bank qualified obligations of states and political subdivisions	246,233	44	(28,287)	217,990
Asset-backed securities	192,979	337	(3,618)	189,698
Mortgage-backed securities	1,393,549	84	(162,265)	1,231,368
Total debt securities AFS	$1,944,298	$465	$(203,542)	$1,741,221
At September 30, 2023
Corporate securities	$25,000	$—	$(6,750)	$18,250
SBA securities	95,549	—	(10,307)	85,242
Obligations of states and political subdivisions	2,368	—	(79)	2,289
Non-bank qualified obligations of states and political subdivisions	269,396	—	(42,673)	226,723
Asset-backed securities	255,384	234	(9,419)	246,199
Mortgage-backed securities	1,495,636	—	(270,111)	1,225,525
Total debt securities AFS	$2,143,333	$234	$(339,339)	$1,804,228

Debt Securities HTM
At September 30, 2024
Non-bank qualified obligations of states and political subdivisions	$31,060	$—	$(2,668)	$28,392
Mortgage-backed securities	2,032	—	(188)	1,844
Total debt securities HTM	$33,092	$—	$(2,856)	$30,236
At September 30, 2023
Non-bank qualified obligations of states and political subdivisions	$34,415	$—	$(4,844)	$29,571
Mortgage-backed securities	2,176	—	(322)	1,854
Total debt securities HTM	$36,591	$—	$(5,166)	$31,425

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in thousands)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Debt Securities AFS
At September 30, 2024
Corporate securities	$—	$—	$19,750	$(5,250)	$19,750	$(5,250)
SBA securities	—	—	81,935	(4,101)	81,935	(4,101)
Obligations of state and political subdivisions	—	—	280	(21)	280	(21)
Non-bank qualified obligations of states and political subdivisions	—	—	215,956	(28,287)	215,956	(28,287)
Asset-backed securities	52,101	(176)	88,576	(3,442)	140,677	(3,618)
Mortgage-backed securities	2,377	(15)	1,215,781	(162,250)	1,218,158	(162,265)
Total debt securities AFS	$54,478	$(191)	$1,622,278	$(203,351)	$1,676,756	$(203,542)
At September 30, 2023
Corporate securities	$—	$—	$18,250	$(6,750)	$18,250	$(6,750)
SBA securities	22,327	(1,919)	62,915	(8,388)	85,242	(10,307)
Obligations of state and political subdivisions	—	—	2,289	(79)	2,289	(79)
Non-bank qualified obligations of states and political subdivisions	5,010	(83)	221,714	(42,590)	226,723	(42,673)
Asset-backed securities	46,528	(224)	115,608	(9,195)	162,136	(9,419)
Mortgage-backed securities	18,311	(944)	1,207,214	(269,167)	1,225,525	(270,111)
Total debt securities AFS	$92,176	$(3,170)	$1,627,990	$(336,169)	$1,720,165	$(339,339)

Debt Securities HTM
At September 30, 2024
Non-bank qualified obligations of states and political subdivisions	$—	$—	$28,392	$(2,668)	$28,392	$(2,668)
Mortgage-backed securities	—	—	1,844	(188)	1,844	(188)
Total debt securities HTM	$—	$—	$30,236	$(2,856)	$30,236	$(2,856)
At September 30, 2023
Non-bank qualified obligations of states and political subdivisions	$—	$—	$29,571	$(4,844)	$29,571	$(4,844)
Mortgage-backed securities	—	—	1,854	(322)	1,854	(322)
Total debt securities HTM	$—	$—	$31,425	$(5,166)	$31,425	$(5,166)

The decrease in the fair value of investment securities balances when comparing September 30, 2024 to the prior year was primarily driven by principal pay downs during the fiscal year. At September 30, 2024, there were 195 debt securities AFS in an unrealized loss position. Management assessed each investment security with unrealized losses for credit loss by evaluating qualitative factors, including materiality of loss position as a percentage of book value, credit ratings, outstanding principal and interest payments, and changes in the underlying implicit or explicit guarantee of the security, and determined all unrealized losses on these securities were due to adverse market conditions and/or change in interest rates versus credit loss. As part of that assessment, management evaluated and concluded that it is more-likely-than-not that the Company will not be required and does not intend to sell any of the securities prior to recovery of the amortized cost. At September 30, 2024, there was no ACL for debt securities AFS.

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

	At September 30,
(Dollars in thousands)	2024		2023
Debt Securities AFS	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,826	$1,796	$5,023	$4,971
Due after one year through five years	14,772	14,211	11,175	10,292
Due after five years through ten years	70,894	63,636	79,139	66,428
Due after ten years	463,257	430,210	552,360	497,012
	550,749	509,853	647,697	578,703
Mortgage-backed securities	1,393,549	1,231,368	1,495,636	1,225,525
Total debt securities AFS	$1,944,298	$1,741,221	$2,143,333	$1,804,228

Debt Securities HTM
Due after ten years	$31,060	$28,392	$34,415	$29,571
	31,060	28,392	34,415	29,571
Mortgage-backed securities	2,032	1,844	2,176	1,854
Total debt securities HTM	$33,092	$30,236	$36,591	$31,425

Activity related to the sale of securities is summarized below.

	Fiscal Year Ended September 30,
(Dollars in thousands)	2024	2023	2022
Securities AFS
Proceeds from sales	$—	$—	$265,951
Gross gains on sales	—	—	1,742
Gross losses on sales	—	—	1,588
Net gain on securities AFS	$—	$—	$154

There was no activity related to the sale of securities held to maturity during the fiscal years ended September 30, 2024, 2023, and 2022.

No securities were pledged as collateral for public funds on deposit at September 30, 2024 and 2023. No securities were pledged as collateral for individual, trust and estate deposits at September 30, 2024 and 2023.

FRB Stock. The Bank is required by federal law to subscribe to capital stock (divided into shares of $100 each) as a member of the FRB of Minneapolis with an amount equal to six per centum of the paid-up capital stock and surplus. One-half of the subscription is paid at time of application, and one-half is subject to call of the Board of Governors of the Federal Reserve System. FRB of Minneapolis stock held by the Bank totaled $19.7 million at September 30, 2024 and 2023. These equity securities are 'restricted' in that they can only be owned by member banks. At fiscal year-end 2024 and 2023, the Company pledged securities with fair values of $533.8 million and $773.6 million against FRB advances, respectively.

Included in interest and dividend income from other investments is $1.2 million, $1.2 million, and $1.2 million related to dividend income on FRB stock for the fiscal years ended September 30, 2024, 2023, and 2022, respectively.

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

The FHLB stock is carried at cost since it is generally redeemable at par value. The carrying value of the stock held at the FHLB was $16.3 million and $8.5 million at September 30, 2024 and 2023, respectively. At fiscal year-end 2024 and 2023, the Company pledged securities with fair values of approximately $1.04 billion and $996.9 million, respectively, as collateral against FHLB advances. There was approximately $136.9 million and $21.3 million of qualifying loans pledged as collateral at September 30, 2024 and 2023, respectively.

Included in interest and dividend income from other investments is $0.7 million, $0.5 million and $0.3 million related to dividend income on FHLB stock for the fiscal years ended September 30, 2024, 2023 and 2022, respectively.

These equity securities are ‘restricted’ in that they can only be sold back to the respective institution from which they were acquired or another member institution at par. Therefore, FRB and FHLB stocks are less liquid than other marketable equity securities, and the cost approximates fair value.

Equity Securities. The Company held $3.3 million and $3.4 million in marketable equity securities at September 30, 2024 and 2023, respectively. The Company recognized $0.1 million and $0.2 million in unrealized losses on marketable equity securities during the fiscal years ended September 30, 2024 and 2023, respectively. No such securities were sold during the fiscal year.

Non-marketable equity securities with a readily determinable fair value totaled $11.8 million and $8.4 million at September 30, 2024 and 2023, respectively. The Company recognized $1.1 million in unrealized gains and $0.2 million in unrealized losses during the fiscal years ended September 30, 2024 and 2023, respectively. No such securities were sold during the fiscal year.

Non-marketable equity securities without readily determinable fair value totaled $13.6 million and $16.2 million at September 30, 2024 and 2023, respectively, reflecting the Company's ownership interests in other entities through Pathward Venture Capital, LLC, a wholly-owned service corporation subsidiary of the Bank that was formed in 2017 for the purpose of making minority equity investments and other corporate investments. During the fiscal year, the Company recognized a $2.4 million gain on Visa shares previously carried at cost basis of $0 since 2008. On April 8, 2024, Visa Inc. announced the commencement of an exchange offer for Visa Class B-1 common stock and the Company subsequently tendered its Visa Class B-1 common stock in exchange for a combination of Visa Class C common stock and Visa Class B-2 common stock. After entering the exchange, the Company sold its Visa Class C common stock and Visa Class B-2 common stock in the secondary market. There was one additional security sold during the fiscal year for a $2.5 million gain which is included in gain on sale of other on the Consolidated Statements of Operations.

Equity Securities Impairment. The Company evaluates impairment for investments held at cost on at least an annual basis based on the ultimate recoverability of the par value. All other equity investments, including those under the equity method, are reviewed for other-than-temporary impairment on at least a quarterly basis. The Company recognized $1.0 million, $3.3 million, and zero in impairment for such investments for the fiscal years ended September 30, 2024, 2023, and 2022, respectively.

NOTE 3.  LOANS AND LEASES, NET

Loans and leases consist of the following:

	At September 30,
(Dollars in thousands)	2024	2023
Term lending	$1,554,641	$1,308,133
Asset-based lending	471,897	382,371
Factoring	362,295	358,344
Lease financing	152,174	183,392
Insurance premium finance	—	800,077
SBA/USDA	568,628	524,750
Other commercial finance	185,964	166,091
Commercial finance	3,295,599	3,723,158
Consumer finance	248,800	254,416
Tax services	8,825	5,192
Warehouse finance	517,847	376,915
Total loans and leases	4,071,071	4,359,681
Net deferred loan origination costs	4,124	6,435
Total gross loans and leases	4,075,195	4,366,116
Allowance for credit losses	(45,336)	(49,705)
Total loans and leases, net	$4,029,859	$4,316,411

During the fiscal years ended September 30, 2024 and 2023, the Company originated $2.03 billion and $1.21 billion of consumer finance and SBA/USDA loans as held for sale, respectively.

The Company sold held for sale loans resulting in proceeds of $2.04 billion and gain on sale of $5.9 million during the fiscal year ended September 30, 2024. The Company sold held for sale loans resulting in proceeds of $1.14 billion and gain on sale of $0.3 million during the fiscal year ended September 30, 2023.

Loans purchased and sold by portfolio segment, including participation interests, were as follows:

	Fiscal Year Ended September 30,
(Dollars in thousands)	2024	2023
Loans Purchased
Loans held for investment:
Commercial finance	$13,782	$480
Warehouse finance	284,480	214,786
Total purchases	$298,262	$215,266
Loans Sold
Loans held for sale:
Commercial finance	$99,005	$16,610
Consumer finance	1,937,079	1,123,271
Total sales	$2,036,084	$1,139,881

Leasing Portfolio. The net investment in direct financing and sales-type leases was comprised of the following:

	At September 30,
(Dollars in thousands)	2024	2023
Minimum lease payments receivable	$162,757	$191,807
Unguaranteed residual assets	9,300	12,709
Unamortized initial direct costs	102	141
Unearned income	(19,883)	(21,124)
Total net investment in direct financing and sales-type leases	$152,276	$183,533

The components of total lease income were as follows:

	Fiscal Year Ended September 30,
(Dollars in thousands)	2024	2023	2022
Interest income - loans and leases
Interest income on net investments in direct financing and sales-type leases	$11,827	$13,536	$17,081

Leasing and equipment finance noninterest income
Lease income from operating lease payments	53,365	53,551	46,017
Other(1)	4,921	3,964	5,982
Total leasing and equipment finance noninterest income	58,286	57,515	51,999
Total lease income	$70,113	$71,051	$69,080
(1) Other leasing and equipment finance noninterest income consists of gains (losses) on sales of leased equipment, fees and service charges on leases and gains (losses) on sales of leases.

Undiscounted future minimum lease payments receivable for direct financing and sales-type leases, and a reconciliation to the carrying amount recorded at September 30, 2024 were as follows:

(Dollars in thousands)
2025	$59,315
2026	41,380
2027	26,908
2028	19,157
2029	10,236
Thereafter	5,761
Total undiscounted future minimum lease payments receivable for direct financing and sales-type leases	162,757
Third-party residual value guarantees	—
Total carrying amount of direct financing and sales-type leases	$162,757

The Company did not record any contingent rental income from direct financing and sales-type leases in the fiscal year ended September 30, 2024.

A number of factors affected the economic environment in 2023 continued throughout 2024 including geopolitical conflict, supply chain disruptions, inflation, and increased interest rates. The 2023 bank failures that were brought on by, among other things, rising interest rates, deposit outflows and liquidity crises also continued to impact the banking industry. While the ultimate impact of these factors on the Company's loan and lease portfolio remains difficult to predict, management continues to evaluate the loan and lease portfolio in order to assess the impact on repayment sources and underlying collateral that could result in additional losses and the impact to our customers and businesses as a result of these factors impacting the economy and will refine its estimate as developments occur and more information becomes available.

Activity in the allowance for credit losses was as follows:

	Fiscal Year Ended September 30,
(Dollars in thousands)	2024	2023
Beginning balance	$49,705	$45,947
Provision for credit loss	42,238	57,448
Charge-offs	(57,681)	(59,898)
Recoveries	11,074	6,208
Ending balance	$45,336	$49,705

Activity in the allowance for credit losses and balances of loans and leases by portfolio segment was as follows:

	At September 30, 2024
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$25,686	$20,558	$(18,193)	$2,343	$30,394
Asset-based lending	2,738	(1,637)	—	255	1,356
Factoring	6,566	1,420	(2,453)	224	5,757
Lease financing	3,302	(2,010)	(287)	184	1,189
Insurance premium finance	2,637	(1,767)	(1,149)	279	—
SBA/USDA	2,962	1,065	(755)	1	3,273
Other commercial finance	3,089	(2,482)	—	—	607
Commercial finance	46,980	15,147	(22,837)	3,286	42,576
Consumer finance	2,346	3,955	(4,064)	3	2,240
Tax services	2	22,995	(30,780)	7,785	2
Warehouse finance	377	141	—	—	518
Total loans and leases	49,705	42,238	(57,681)	11,074	45,336
Unfunded commitments(1)	272	423	—	—	695
Total	$49,977	$42,661	$(57,681)	$11,074	$46,031
(1) Reserve for unfunded commitments is recognized within other liabilities on the Consolidated Statements of Financial Condition.

	At September 30, 2023
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$24,621	$10,541	$(11,295)	$1,819	$25,686
Asset-based lending	1,050	4,005	(2,873)	556	2,738
Factoring	6,556	1,523	(1,545)	32	6,566
Lease financing	5,902	(1,424)	(1,479)	303	3,302
Insurance premium finance	1,450	2,349	(1,659)	497	2,637
SBA/USDA	3,263	(296)	(43)	38	2,962
Other commercial finance	1,310	1,779	—	—	3,089
Commercial finance	44,152	18,477	(18,894)	3,245	46,980
Consumer finance	1,463	3,146	(2,263)	—	2,346
Tax services	5	35,775	(38,741)	2,963	2
Warehouse finance	327	50	—	—	377
Total loans and leases	45,947	57,448	(59,898)	6,208	49,705
Unfunded commitments(1)	366	(94)	—	—	272
Total	$46,313	$57,354	$(59,898)	$6,208	$49,977
(1) Reserve for unfunded commitments is recognized within other liabilities on the Consolidated Statements of Financial Condition.

	At September 30, 2022
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$29,351	$4,850	$(12,629)	$3,049	$24,621
Asset-based lending	1,726	(1,092)	(16)	432	1,050
Factoring	3,997	11,699	(11,057)	1,917	6,556
Lease financing	7,629	(2,062)	(301)	636	5,902
Insurance premium finance	1,394	597	(767)	226	1,450
SBA/USDA	2,978	863	(652)	74	3,263
Other commercial finance	1,168	142	—	—	1,310
Commercial finance	48,243	14,997	(25,422)	6,334	44,152
Consumer finance	7,354	(1,449)	(4,787)	345	1,463
Tax services	2	28,093	(30,852)	2,762	5
Warehouse finance	420	(93)	—	—	327
Community banking	12,262	(12,686)	—	424	—
Total loans and leases	68,281	28,862	(61,061)	9,865	45,947
Unfunded commitments(1)	690	(324)	—	—	366
Total	$68,971	$28,538	$(61,061)	$9,865	$46,313
(1) Reserve for unfunded commitments is recognized within other liabilities on the Consolidated Statements of Financial Condition.

Information on loans and leases that are deemed to be collateral dependent and are evaluated individually for the ACL was as follows:

(Dollars in thousands)	At September 30, 2024	At September 30, 2023
Term lending	$15,491	$3,516
Asset-based lending	—	19,226
Factoring	—	1,133
Lease financing	5,300	630
SBA/USDA	1,419	750
Commercial finance(1)	22,210	25,255
Total	$22,210	$25,255
(1) For Commercial Finance, collateral dependent financial assets have collateral in the form of cash, equipment, or other business assets.

Management has identified certain structured finance credits for alternative energy projects in which a substantial cash collateral account has been established to mitigate credit risk. Due to the nature of the transactions and significant cash collateral positions, these credits are evaluated individually. The balance of these pass rated cash collateral loans totaled $105.1 million and $117.0 million at September 30, 2024 and 2023, respectively.

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

The Company has various portfolios of consumer finance and tax services loans that present unique risks that are statistically managed. Due to the unique risks associated with these portfolios, the Company monitors other credit quality indicators in its evaluation of the appropriateness of the ACL on these portfolios, and as such, these loans are not included in the asset classification table below. The outstanding balances of consumer finance loans and tax services loans were $248.8 million and $8.8 million at September 30, 2024, respectively, and $254.4 million and $5.2 million at September 30, 2023, respectively. The amortized cost basis of loans and leases by asset classification and year of origination was as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At September 30, 2024	2024	2023	2022	2021	2020	Prior
Term lending
Pass	$548,597	$398,832	$117,180	$77,585	$42,950	$24,166	$—	$1,209,310
Watch	47,765	52,317	34,964	31,025	2,720	2,312	—	171,103
Special mention	44,617	3,106	9,121	14,772	7,238	2	—	78,856
Substandard	9,798	24,187	18,537	11,660	18,894	2,631	—	85,707
Doubtful	4,314	1,465	2,247	758	114	767	—	9,665
Total	655,091	479,907	182,049	135,800	71,916	29,878	—	1,554,641
Current period charge-offs	114	3,102	8,502	3,576	2,184	715	—	18,193
Asset-based lending
Pass	—	—	—	—	—	—	233,268	233,268
Watch	—	—	—	—	—	—	221,521	221,521
Special mention	—	—	—	—	—	—	13,187	13,187
Substandard	—	—	—	—	—	—	3,921	3,921
Total	—	—	—	—	—	—	471,897	471,897
Current period charge-offs	—	—	—	—	—	—	—	—
Factoring
Pass	—	—	—	—	—	—	292,436	292,436
Watch	—	—	—	—	—	—	62,270	62,270
Special mention	—	—	—	—	—	—	271	271
Substandard	—	—	—	—	—	—	7,306	7,306
Doubtful	—	—	—	—	—	—	12	12
Total	—	—	—	—	—	—	362,295	362,295
Current period charge-offs	—	—	—	—	—	—	2,453	2,453
Lease financing
Pass	44,883	48,851	12,862	7,101	7,938	1,733	—	123,368
Watch	1,837	3,537	370	6,264	1,362	40	—	13,410
Special mention	—	250	—	—	174	—	—	424

Substandard	—	6,691	2,723	2,717	2,069	603	—	14,803
Doubtful	—	—	—	138	31	—	—	169
Total	46,720	59,329	15,955	16,220	11,574	2,376	—	152,174
Current period charge-offs	—	—	—	207	80	—	—	287
Insurance premium finance
Current period charge-offs	86	890	173	—	—	—	—	1,149
SBA/USDA
Pass	60,636	171,136	179,490	20,825	28,588	39,319	—	499,994
Watch	5,244	6,967	—	639	10	3,026	—	15,886
Special mention	—	—	—	156	—	363	—	519
Substandard	1,037	15,923	12,158	2,003	9,519	11,134	—	51,774
Doubtful	—	185	55	55	62	98	—	455
Total	66,917	194,211	191,703	23,678	38,179	53,940	—	568,628
Current period charge-offs	—	549	79	—	127	—	—	755
Other commercial finance
Pass	73,330	2,210	6,685	12,351	1,274	70,203	—	166,053
Watch	—	2,480	—	—	—	—	—	2,480
Substandard	—	508	—	16,923	—	—	—	17,431
Total	73,330	5,198	6,685	29,274	1,274	70,203	—	185,964
Current period charge-offs	—	—	—	—	—	—	—	—
Warehouse finance
Pass	—	—	—	—	—	—	517,847	517,847
Total	—	—	—	—	—	—	517,847	517,847
Current period charge-offs	—	—	—	—	—	—	—	—
Total loans and leases
Pass	727,446	621,029	316,217	117,862	80,750	135,421	1,043,551	3,042,276
Watch	54,846	65,301	35,334	37,928	4,092	5,378	283,791	486,670
Special mention	44,617	3,356	9,121	14,928	7,412	365	13,458	93,257
Substandard	10,835	47,309	33,418	33,303	30,482	14,368	11,227	180,942
Doubtful	4,314	1,650	2,302	951	207	865	12	10,301
Total	$842,058	$738,645	$396,392	$204,972	$122,943	$156,397	$1,352,039	$3,813,446
Current period charge-offs	$200	$4,541	$8,754	$3,783	$2,391	$715	$2,453	$22,837

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At September 30, 2023	2023	2022	2021	2020	2019	Prior
Term lending
Pass	$539,448	$149,190	$99,677	$73,132	$14,368	$85,812	$—	$961,627
Watch	53,481	51,036	58,041	12,230	4,483	727	—	179,998
Special mention	26,539	13,853	20,463	723	2,932	75	—	64,585
Substandard	20,437	30,451	14,729	24,613	3,872	764	—	94,866
Doubtful	200	2,655	1,691	1,121	165	1,225	—	7,057
Total	640,105	247,185	194,601	111,819	25,820	88,603	—	1,308,133
Asset-based lending
Pass	—	—	—	—	—	—	161,744	161,744

Watch	—	—	—	—	—	—	174,243	174,243
Special mention	—	—	—	—	—	—	26,382	26,382
Substandard	—	—	—	—	—	—	19,501	19,501
Doubtful	—	—	—	—	—	—	501	501
Total	—	—	—	—	—	—	382,371	382,371
Factoring
Pass	—	—	—	—	—	—	270,754	270,754
Watch	—	—	—	—	—	—	70,833	70,833
Special mention	—	—	—	—	—	—	8,892	8,892
Substandard	—	—	—	—	—	—	7,865	7,865
Total	—	—	—	—	—	—	358,344	358,344
Lease financing
Pass	57,123	15,941	15,167	27,489	4,036	1,281	—	121,037
Watch	793	10,436	12,566	4,494	1,579	55	—	29,923
Special mention	—	—	847	415	195	—	—	1,457
Substandard	14,890	1,983	7,082	3,660	3,062	33	—	30,710
Doubtful	—	—	71	61	—	133	—	265
Total	72,806	28,360	35,733	36,119	8,872	1,502	—	183,392
Insurance premium finance
Pass	797,267	1,210	—	—	—	—	—	798,477
Watch	858	34	—	—	—	—	—	892
Special mention	250	15	—	—	—	—	—	265
Substandard	91	20	—	—	—	—	—	111
Doubtful	180	152	—	—	—	—	—	332
Total	798,646	1,431	—	—	—	—	—	800,077
SBA/USDA
Pass	158,675	148,525	26,244	36,274	8,798	18,252	—	396,768
Watch	49,010	48,833	658	51	357	2,572	—	101,481
Special mention	—	—	530	—	—	—	—	530
Substandard	252	2,356	1,718	5,418	8,509	7,718	—	25,971
Total	207,937	199,714	29,150	41,743	17,664	28,542	—	524,750
Other commercial finance
Pass	2,330	18,927	32,737	1,137	10,122	69,927	—	135,180
Watch	1,742	—	—	—	—	—	—	1,742
Substandard	2,753	450	25,708	—	—	258	—	29,169
Total	6,825	19,377	58,445	1,137	10,122	70,185	—	166,091
Warehouse finance
Pass	—	—	—	—	—	—	376,915	376,915
Total	—	—	—	—	—	—	376,915	376,915
Total loans and leases
Pass	1,554,843	333,793	173,825	138,032	37,324	175,272	809,413	3,222,502
Watch	105,884	110,339	71,265	16,775	6,419	3,354	245,076	559,112
Special mention	26,789	13,868	21,840	1,138	3,127	75	35,274	102,111
Substandard	38,423	35,260	49,237	33,691	15,443	8,773	27,366	208,193
Doubtful	380	2,807	1,762	1,182	165	1,358	501	8,155

Total	$1,726,319	$496,067	$317,929	$190,818	$62,478	$188,832	$1,117,630	$4,100,073

Past due loans and leases were as follows:

	At September 30, 2024
	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Nonaccrual Balance	Total
Loans held for sale	$2,266	$1,361	$1,050	$4,677	$684,193	$688,870	$1,050	$—	$1,050

Term lending	19,776	5,124	17,694	42,594	1,512,047	1,554,641	1,923	23,462	25,385
Asset-based lending	—	—	—	—	471,897	471,897	—	—	—
Factoring	—	—	—	—	362,295	362,295	—	29	29
Lease financing	3,605	1,595	109	5,309	146,865	152,174	60	746	806
SBA/USDA	—	952	2,172	3,124	565,504	568,628	331	2,175	2,506
Other commercial finance	—	—	—	—	185,964	185,964	—	—	—
Commercial finance	23,381	7,671	19,975	51,027	3,244,572	3,295,599	2,314	26,412	28,726
Consumer finance	3,962	3,186	3,053	10,201	238,599	248,800	3,053	—	3,053
Tax services	—	—	8,733	8,733	92	8,825	8,733	—	8,733
Warehouse finance	—	—	—	—	517,847	517,847	—	—	—
Total loans and leases held for investment	27,343	10,857	31,761	69,961	4,001,110	4,071,071	14,100	26,412	40,512
Total loans and leases	$29,609	$12,218	$32,811	$74,638	$4,685,303	$4,759,941	$15,150	$26,412	$41,562

	At September 30, 2023
	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Nonaccrual Balance	Total
Loans held for sale	$626	$549	$306	$1,481	$76,298	$77,779	$306	$—	$306

Term lending	13,898	7,723	11,136	32,757	1,275,376	1,308,133	3,737	15,324	19,061
Asset-based lending	—	—	123	123	382,248	382,371	—	18,082	18,082
Factoring	—	—	—	—	358,344	358,344	—	1,298	1,298
Lease financing	6,865	158	4,828	11,851	171,541	183,392	4,242	1,666	5,908
Insurance premium finance	2,159	1,262	2,339	5,760	794,317	800,077	2,339	—	2,339
SBA/USDA	512	—	1,835	2,347	522,403	524,750	833	1,002	1,835
Other commercial finance	—	—	91	91	166,000	166,091	91	—	91
Commercial finance	23,434	9,143	20,352	52,929	3,670,229	3,723,158	11,242	37,372	48,614
Consumer finance	2,992	2,425	2,210	7,627	246,789	254,416	2,210	—	2,210
Tax services	—	—	5,082	5,082	110	5,192	5,082	—	5,082
Warehouse finance	—	—	—	—	376,915	376,915	—	—	—
Total loans and leases held for investment	26,426	11,568	27,644	65,638	4,294,043	4,359,681	18,534	37,372	55,906
Total loans and leases	$27,052	$12,117	$27,950	$67,119	$4,370,341	$4,437,460	$18,840	$37,372	$56,212

Nonaccrual loans and leases by year of origination were as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
At September 30, 2024	2024	2023	2022	2021	2020	Prior
Term lending	$9,281	$3,433	$5,369	$1,386	$625	$3,368	$—	$23,462	$2,579
Factoring	—	—	—	—	—	—	29	29	—
Lease financing	—	577	11	46	2	110	—	746	—
SBA/USDA	—	738	55	55	742	585	—	2,175	681
Commercial finance	9,281	4,748	5,435	1,487	1,369	4,063	29	26,412	3,260
Total nonaccrual loans and leases	$9,281	$4,748	$5,435	$1,487	$1,369	$4,063	$29	$26,412	$3,260

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
At September 30, 2023	2023	2022	2021	2020	2019	Prior
Term lending	$865	$4,942	$2,933	$2,165	$3,134	$1,285	$—	$15,324	$—
Asset-based lending	—	—	—	—	—	—	18,082	18,082	—
Factoring	—	—	—	—	—	—	1,298	1,298	—
Lease financing	—	—	446	660	—	560	—	1,666	1
SBA/USDA	—	750	—	—	—	252	—	1,002	—
Commercial finance	865	5,692	3,379	2,825	3,134	2,097	19,380	37,372	1
Total nonaccrual loans and leases	$865	$5,692	$3,379	$2,825	$3,134	$2,097	$19,380	$37,372	$1

Loans and leases that are 90 days or more delinquent and accruing by year of origination were as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At September 30, 2024	2024	2023	2022	2021	2020	Prior
Loans held for sale	$1,031	$19	$—	$—	$—	$—	$—	$1,050
Term lending	—	621	354	719	217	12	—	1,923
Lease financing	—	—	—	2	58	—	—	60
SBA/USDA	—	—	331	—	—	—	—	331
Commercial finance	—	621	685	721	275	12	—	2,314
Consumer finance	736	1,841	388	88	—	—	—	3,053
Tax services	8,733	—	—	—	—	—	—	8,733
Total loans and leases held for investment	9,469	2,462	1,073	809	275	12	—	14,100
Total 90 days or more delinquent and accruing	$10,500	$2,481	$1,073	$809	$275	$12	$—	$15,150

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At September 30, 2023	2023	2022	2021	2020	2019	Prior
Loans held for sale	$306	$—	$—	$—	$—	$—	$—	$306
Term lending	1,604	1,371	500	233	29	—	—	3,737
Lease financing	151	490	979	784	1,794	44	—	4,242
Insurance premium finance	—	414	114	—	334	1,477	—	2,339
SBA/USDA	—	—	—	833	—	—	—	833
Other commercial finance	—	—	—	—	—	91	—	91
Commercial finance	1,755	2,275	1,593	1,850	2,157	1,612	—	11,242
Consumer finance	891	1,045	246	—	—	—	28	2,210
Tax services	5,082	—	—	—	—	—	—	5,082
Total loans and leases held for investment	7,728	3,320	1,839	1,850	2,157	1,612	28	18,534
Total 90 days or more delinquent and accruing	$8,034	$3,320	$1,839	$1,850	$2,157	$1,612	$28	$18,840

Certain loans and leases 90 days or more past due as to interest or principal continue to accrue because they are (1) well-secured and in the process of collection or (2) consumer loans exempt under regulatory rules from being classified as non-accrual until later delinquency, usually 120 days past due.

The following table provides the average recorded investment in nonaccrual loans and leases:

	Fiscal Year Ended September 30,
(Dollars in thousands)	2024	2023
Term lending	$20,133	$11,494
Asset-based lending	4,896	10,295
Factoring	2,079	578
Lease financing	1,176	2,852
SBA/USDA	2,230	1,244
Commercial finance	30,514	26,463
Total loans and leases	$30,514	$26,463

The recognized interest income on the Company's nonaccrual loans and leases for the fiscal years ended September 30, 2024 and 2023 was not significant.

Effective October 1, 2023, the Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures on a prospective basis. Financial information at and for the fiscal year ended September 30, 2024 is reflected as such. The historical information disclosed is in accordance with Subtopic ASC 310-40, Receivables – Troubled Debt Restructurings by Creditors.

Modifications made to borrowers experiencing financial difficulty during the fiscal year ended September 30, 2024 were $9.8 million in the commercial finance loan portfolio. The types of modifications granted were term extensions and reduced payments.

During the fiscal year ended September 30, 2024, the Company had $1.5 million of commercial finance loans where a modification was granted in the previous 12 months in which there was a payment default. At September 30, 2024, $1.5 million of modifications granted were in the over 89 days past due category.

There were $1.1 million loans that were modified in a trouble debt restructuring ("TDR") during the fiscal year ended September 30, 2023. The Company had $0.9 million of commercial finance loans that were modified within the previous 12 months experience a payment default during the fiscal year ended September 30, 2023. TDR net charge-offs and the impact of TDRs on the Company's allowance for credit losses were insignificant during the fiscal year ended September 30, 2023.

NOTE 4.  EARNINGS PER COMMON SHARE ("EPS")

The Company has granted restricted share awards with dividend rights that are considered to be participating securities. Accordingly, a portion of the Company’s earnings is allocated to those participating securities in the earnings per share calculation under the two-class method. Basic EPS is computed using the two-class method by dividing income available to common stockholders after the allocation of dividends and undistributed earnings to the participating securities by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated using the more dilutive of the two-class method or the treasury stock method. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, and is computed after giving consideration to the weighted average dilutive effect upon vesting of performance share units ("PSUs") and restricted stock grants, the exercise of stock options, if any, and after the allocation of earnings to the participating securities. Antidilutive securities are disregarded in earnings per share calculations. Diluted EPS shown below reflects the two-class method, as diluted EPS under the two-class method was more dilutive than under the treasury stock method.

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted earnings per share is presented below.

	Fiscal Year Ended September 30,
(Dollars in thousands, except per share data)	2024	2023	2022
Basic income per common share:
Net income attributable to Pathward Financial, Inc.	$168,357	$163,615	$156,386
Dividends and undistributed earnings allocated to participating securities	(1,542)	(2,453)	(2,565)
Basic net earnings available to common stockholders	166,815	161,162	153,821
Undistributed earnings allocated to nonvested restricted stockholders	1,495	2,372	2,468
Reallocation of undistributed earnings to nonvested restricted stockholders	(1,493)	(2,364)	(2,468)
Diluted net earnings available to common stockholders	$166,817	$161,170	$153,821

Total weighted-average basic common shares outstanding	25,169,937	26,833,079	29,227,071
Effect of dilutive securities(1)
Performance share units	31,813	92,527	5,176
Total effect of dilutive securities	31,813	92,527	5,176
Total weighted-average diluted common shares outstanding	25,201,750	26,925,606	29,232,247

Net earnings per common share:
Basic earnings per common share	$6.63	$6.01	$5.26
Diluted earnings per common share(2)	$6.62	$5.99	$5.26
(1) Represents the effect of the assumed exercise of stock options and vesting of performance share units and restricted stock, as applicable, utilizing the treasury stock method.
(2) Excluded from the computation of diluted earnings per share for the fiscal years ended September 30, 2024, 2023, and 2022, respectively, were 232,601, 408,477, and 487,476 weighted average shares of nonvested restricted stock because their inclusion would be anti-dilutive.

NOTE 5.  PREMISES, FURNITURE, AND EQUIPMENT, NET

Premises, furniture, and equipment consists of the following:

	At September 30,
(Dollars in thousands)	2024	2023
Land	$1,354	$1,354
Buildings	21,685	21,331
Furniture, fixtures, and equipment	63,823	62,312
	86,862	84,997
Less: accumulated depreciation and amortization	(47,807)	(45,837)
Net book value	$39,055	$39,160

Depreciation expense of premises, furniture and equipment included in occupancy and equipment expense was approximately $10.2 million, $11.1 million and $11.3 million for the fiscal years ended September 30, 2024, 2023 and 2022, respectively.

NOTE 6.  RENTAL EQUIPMENT, NET

Rental equipment consists of the following:

	At September 30,
(Dollars in thousands)	2024	2023
Computers and IT networking equipment	$21,308	$25,094
Motor vehicles and other	140,920	122,845
Other furniture and equipment	38,755	37,637
Solar panels and equipment	128,296	142,355
Total	329,279	327,931

Accumulated depreciation	(124,987)	(117,418)
Unamortized initial direct costs	1,047	1,237
Net book value	$205,339	$211,750

Future minimum lease payments expected to be received for operating leases at September 30, 2024 were as follows:

(Dollars in thousands)
2025	$41,983
2026	32,493
2027	24,333
2028	15,017
2029	9,402
Thereafter	5,921
Total	$129,149

NOTE 7.  GOODWILL AND INTANGIBLE ASSETS

The Company held a total of $309.5 million of goodwill at September 30, 2024. The recorded goodwill is a result of multiple business combinations that occurred from 2015 to 2018. There have been no changes to the carrying amount of goodwill during the fiscal years ended September 30, 2024 and 2023.

The changes in the carrying amount of the Company's intangible assets were as follows:

(Dollars in thousands)	Trademark(1)	Non-Compete	Customer Relationships(2)	All Others(3)	Total
At September 30, 2023	$7,477	$—	$9,110	$4,133	$20,720
Amortization during the period	(1,055)	—	(2,544)	(532)	(4,131)
At September 30, 2024	$6,422	$—	$6,566	$3,601	$16,589

Gross carrying amount	$13,774	$301	$77,578	$7,732	$99,385
Accumulated amortization	(7,352)	(301)	(60,094)	(3,978)	(71,725)
Accumulated impairment	—	—	(10,918)	(153)	(11,071)
At September 30, 2024	$6,422	$—	$6,566	$3,601	$16,589

At September 30, 2022	$8,605	$—	$12,395	$4,691	$25,691
Amortization during the period	(1,128)	—	(3,285)	(558)	(4,971)
At September 30, 2023	$7,477	$—	$9,110	$4,133	$20,720

Gross carrying amount	$14,314	$301	$77,578	$7,796	$99,989
Accumulated amortization	(6,837)	(301)	(57,550)	(3,445)	(68,133)
Accumulated impairment	—	—	(10,918)	(218)	(11,136)
At September 30, 2023	$7,477	$—	$9,110	$4,133	$20,720
(1) Book amortization period of 5-15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 10-30 years. Amortized using the accelerated method.
(3) Book amortization period of 3-20 years. Amortized using the straight line method.

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in the subsequent fiscal years at September 30, 2024 was as follows:

(Dollars in thousands)
2025	$3,569
2026	3,223
2027	2,577
2028	2,267
2029	1,637
Thereafter	3,316
Total anticipated intangible amortization	$16,589

There were no impairments to intangible assets for the fiscal years ended September 30, 2024 and 2023. Intangible impairment expense is recorded within the impairment expense line of the Consolidated Statements of Operations.

NOTE 8. OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease right-of-use ("ROU") assets, included in other assets, were $24.4 million and $26.9 million at September 30, 2024 and 2023, respectively.

Operating lease liabilities, included in accrued expenses and other liabilities, were $26.0 million and $28.8 million at September 30, 2024 and 2023, respectively.

Undiscounted future minimum operating lease payments and a reconciliation to the amount recorded as operating lease liabilities at September 30, 2024 were as follows:

(Dollars in thousands)
2025	$3,985
2026	3,435
2027	3,152
2028	3,095
2029	2,841
Thereafter	12,703
Total undiscounted future minimum lease payments	29,211
Discount	(3,189)
Total operating lease liabilities	$26,022

The weighted-average discount rate and remaining lease term for operating leases were as follows:

	At September 30,
	2024	2023
Weighted-average discount rate	2.45%	2.38%
Weighted-average remaining lease term (years)	8.78	9.66

The components of total lease costs for operating leases were as follows:

	Fiscal Year Ended September 30,
(Dollars in thousands)	2024	2023	2022
Lease expense	$3,997	$3,951	$4,431
Short-term and variable lease cost	75	142	194
ROU asset impairment	—	—	670
Sublease income	(1,300)	(1,409)	(1,267)
Total lease cost for operating leases	$2,772	$2,684	$4,028

NOTE 9.  TIME CERTIFICATES OF DEPOSIT

Time certificates of deposit in denominations of $250,000 or more were approximately $4.1 million and $5.0 million at September 30, 2024, and 2023, respectively.

Scheduled maturities of time certificates of deposit at September 30, 2024 were as follows for the fiscal years ending:

(Dollars in thousands)
2025	$3,104
2026	26,102
2027	—
2028	—
2029	—
Thereafter	—
Total(1)	$29,206
(1) As of September 30, 2024, the Company had $25.0 million certificates of deposit recorded in wholesale deposits on the Consolidated Statements of Financial Condition.

Under the Dodd-Frank Act, IRA and non-IRA deposit accounts are insured up to $250,000 by the DIF under management of the FDIC.

NOTE 10.  SHORT-TERM AND LONG-TERM BORROWINGS

Short-Term Borrowings

	At September 30,
(Dollars in thousands)	2024	2023
Overnight fed funds purchased	$377,000	$13,000
Total	$377,000	$13,000

The Company had $257.0 million of overnight federal funds purchased from the FHLB and $120.0 million from other financial institutions at September 30, 2024, as compared to $13.0 million from the FHLB at September 30, 2023.

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

At September 30, 2024 and 2023, the Bank pledged securities with fair values of approximately $1.04 billion and $996.9 million, respectively, to be used against FHLB advances as needed. In addition, qualifying loans of approximately $136.9 million were pledged as collateral at September 30, 2024 compared to $21.3 million at September 30, 2023.

The Company had no securities sold under agreements to repurchase at September 30, 2024 and 2023.

Long-Term Borrowings

	At September 30,
(Dollars in thousands)	2024	2023
Trust preferred securities	$13,661	$13,661
Subordinated debentures, net of issuance costs	19,693	19,591
Other long-term borrowings(1)	—	621
Total	$33,354	$33,873
(1) Includes zero and $0.6 million of discounted leases at September 30, 2024 and 2023, respectively.

Scheduled maturities of the Company's long-term borrowings at September 30, 2024 were as follows for the fiscal years ending:

(Dollars in thousands)	Trust preferred securities	Subordinated debentures	Other long-term borrowings	Total
2025	$—	$—	$—	$—
2026	—	—	—	—
2027	—	—	—	—
2028	—	—	—	—
2029	—	—	—	—
Thereafter	13,661	19,693	—	33,354
Total long-term borrowings	$13,661	$19,693	$—	$33,354

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

The Company issued all of the 10,310 authorized shares of trust preferred securities of First Midwest Financial Capital Trust I holding solely securities. Distributions are paid semi-annually. Cumulative cash distributions are calculated at 6-month CME Term SOFR plus 0.42826% tenor spread adjustment plus 3.75% (8.43% at September 30, 2024 and 9.65% at September 30, 2023), not to exceed 12.5%. The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond July 25, 2031. At the end of any deferral period, all accumulated and unpaid distributions are required to be paid. The capital securities are required to be redeemed on July 25, 2031; however, the Company has a semi-annual option to shorten the maturity date. The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption.

Holders of the capital securities have no voting rights, are unsecured and rank junior in priority of payment to all of the Company’s indebtedness and senior to the Company’s common stock.

Although the securities issued by the Trust are not included as a component of stockholders’ equity, the securities are treated as capital for regulatory purposes, subject to certain limitations.

Through the Crestmark Acquisition, the Company acquired $3.4 million in floating rate capital securities due to Crestmark Capital Trust I, a 100%-owned nonconsolidated subsidiary of the Company. The subordinated debentures bear interest at 3-month CME Term SOFR plus 0.26161% tenor spread adjustment plus 3.00%, have a stated maturity of 30 years and are redeemable by the Company at par, with regulatory approval. The interest rate is reset quarterly at distribution dates in February, May, August, and November. The interest rate as of September 30, 2024 was 7.85%. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.

On September 23, 2022, the Company completed a private placement of $20.0 million of its 6.625% fixed-to-floating rate subordinated debentures due 2032 to certain qualified institutional buyers and accredited investors. These notes will mature on September 30, 2032, unless earlier redeemed. Beginning on September 30, 2027, the notes may be redeemed, in whole or in part, at the Company's option subject to regulatory approval, on any scheduled interest payment date. Prior to September 30, 2027, the notes may be redeemed, in whole but not in part, at any time upon certain other specified events. At September 30, 2024, the Company had $19.7 million in aggregate principal amount in subordinated debentures remains outstanding.

NOTE 11.  STOCKHOLDERS' EQUITY

Repurchase of Common Stock. The Company's Board of Directors authorized the September 3, 2021 share repurchase program to repurchase up to 6,000,000 shares of the Company's outstanding common stock. This authorization was effective from September 3, 2021 through September 30, 2024, with 146,435 shares authorized by this repurchase program not repurchased when it expired. On August 25, 2023, the Company's Board of Directors announced a share repurchase program to repurchase up to an additional 7,000,000 shares of the Company's outstanding common stock on or before September 30, 2028. During the fiscal years ended September 30, 2024 and 2023, the Company repurchased 1,520,001 and 2,628,541 shares, respectively, as part of the share repurchase programs.

Under the repurchase programs, repurchased shares were retired and designated as authorized but unissued shares. The Company accounts for repurchased shares using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. As of September 30, 2024, 7,000,000 shares of common stock remained available for repurchase.
For the fiscal years ended September 30, 2024 and 2023, the Company also repurchased 126,221 and 67,103 shares, or $6.1 million and $2.5 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Repurchase of Treasury Stock. The Company accounts for the retirement of repurchased shares, including treasury stock, using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. The Company retired 129,929 and 149,679 shares of common stock held in treasury during the fiscal years ended September 30, 2024 and 2023, respectively.

NOTE 12.  STOCK COMPENSATION

The Company previously maintained the Pathward Financial, Inc. 2002 Omnibus Incentive Plan, as amended and restated (the "Prior Omnibus Incentive Plan"). No awards were granted under the Prior Omnibus Incentive Plan following November 25, 2022, the date that the Prior Omnibus Incentive Plan expired by its terms. On February 27, 2024, the shareholders of the Company voted to approve the Pathward Financial, Inc. 2023 Omnibus Incentive Plan (the "Plan"). The Plan permits the granting of various types of awards including but not limited to nonvested (restricted) shares and PSUs to certain officers and directors of the Company. Awards may be granted by the Compensation Committee of the Board of Directors based on the performance of the award recipients or other relevant factors.

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

The following tables show the activity of share awards (including shares of restricted stock subject to vesting, fully-vested restricted stock, and PSUs) granted, exercised or forfeited under all of the Company’s incentive plans during the fiscal years ended September 30, 2024 and 2023.

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Fair Value at Grant
Nonvested shares outstanding, September 30, 2023	370,151	$35.87
Granted	181,117	50.61
Vested	(288,734)	40.22
Forfeited or expired	(13,864)	42.49
Nonvested shares outstanding, September 30, 2024	248,670	$41.19

Nonvested shares outstanding, September 30, 2022	474,348	$36.52
Granted	135,417	36.68
Vested	(229,803)	37.46
Forfeited or expired	(9,811)	41.14
Nonvested shares outstanding, September 30, 2023	370,151	$35.87

(Dollars in thousands, except per share data)	Number of Units	Weighted Average Fair Value at Grant
Performance share units outstanding, September 30, 2023	155,804	$41.20
Granted(1)	52,125	49.61
Vested	(60,984)	55.47
Forfeited or expired	(4,483)	44.59
Performance share units outstanding, September 30, 2024	142,462	$47.24

Performance share units outstanding, September 30, 2022	96,689	$42.59
Granted(2)	59,115	38.94
Vested	—	—
Forfeited or expired	—	—
Performance share units outstanding, September 30, 2023	155,804	$41.20
(1) The activity in this table includes 60,984 shares related to the fiscal year 2021 PSUs, which are included in this table under the assumption of a target performance achievement. The final performance was assessed after September 30, 2023, resulted in an achievement greater than target, and an additional 47,252 shares were allocated to the participants in the plan.

(2) The number of PSUs granted reflects the target number of PSUs able to be earned under a given award.

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

The following table shows the effect to income, net of tax benefits, of share-based compensation expense recorded:

	Fiscal Year Ended September 30,
(Dollars in thousands)	2024	2023	2022
Total employee stock-based compensation expense recognized in income, net of tax effects of $1,873, $1,838, and $2,181, respectively	$8,416	$8,465	$7,824

As of September 30, 2024, stock-based compensation expense not yet recognized in income totaled $6.3 million, which is expected to be recognized over a weighted-average remaining period of 1.56 years.

NOTE 13.  INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return on a fiscal year basis. The provision for income taxes were as follows:

	Fiscal Year Ended September 30,
(Dollars in thousands)	2024	2023	2022
Federal:
Current	$9,815	$8,682	$5,657
Deferred	9,281	(1,168)	12,900
	19,096	7,514	18,557
State:
Current	8,211	7,817	4,720
Deferred	1,834	993	4,687
	10,045	8,810	9,407
Income tax expense	$29,141	$16,324	$27,964

The tax effects of the Company's temporary differences that give rise to significant portions of its deferred tax assets and liabilities were:

	At September 30,
(Dollars in thousands)	2024	2023
Deferred tax assets:
Allowance for credit losses	$11,042	$11,606
Deferred compensation	4,351	3,739
Stock based compensation	2,402	3,916
Valuation adjustments	175	393
General business credits(1)	55,706	59,783
Accrued expenses	2,763	2,558
Lease liability	6,503	7,210
Net unrealized loss on securities available for sale	50,819	84,908
Premises and equipment	3,939	—
Other assets	3,940	4,193
	141,640	178,306
Deferred tax liabilities:
Premises and equipment	—	(2,016)
Intangibles	(7,859)	(5,862)
Leased assets	(76,016)	(66,877)
Right-of-use assets	(6,218)	(6,877)
Other liabilities	(1,346)	(1,349)
	(91,439)	(82,981)
Net deferred tax assets	$50,201	$95,325
(1) The general business credits are investment tax credits generated from qualified solar energy property placed in service during the fiscal years ended September 30, 2024 and 2023. These credits will begin to expire on September 30, 2042.

As of September 30, 2024, the Company had a gross deferred tax asset of $3.0 million for separate company state cumulative net operating loss carryforwards, for which $3.0 million was reserved. At September 30, 2023, the Company had a gross deferred tax asset of $2.7 million for separate company state cumulative net operating loss carryforwards, for which $2.7 million was reserved. These state operating loss carryforwards will expire in various subsequent periods.

In general, management believes that the realization of its deferred tax assets is more likely than not based on the expectations as to future taxable income; therefore, there was no deferred tax valuation allowance at September 30, 2024, or 2023 with the exception of the state cumulative net operating loss carryforwards discussed above.

The table below reconciles the statutory federal income tax expense and rate to the effective income tax expense and rate for the fiscal years presented. The Company's effective tax rate is calculated by dividing income tax expense by income before income tax expense.

	Fiscal Year Ended September 30,
	2024		2023		2022
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Statutory federal income tax expense and rate	$41,746	21.0%	$38,248	21.0%	$38,714	21.0%
Change in tax rate resulting from:
State income taxes net of federal benefits	7,875	4.0%	7,047	3.9%	7,413	4.0%
162(m) disallowance	1,874	0.9%	919	0.5%	1,125	0.4%
Tax exempt income	(690)	(0.3)%	(783)	(0.4)%	(743)	(0.4)%
General business credits	(21,132)	(10.6)%	(28,633)	(15.7)%	(17,589)	(9.5)%
Other, net	(532)	(0.3)%	(474)	(0.3)%	(956)	(0.3)%
Income tax expense	$29,141	14.7%	$16,324	9.0%	$27,964	15.2%

The Company uses the flow through method of accounting for investment tax credits under which the credits are recognized as a reduction to income tax expense in the period in which the credit arises. During the fiscal years ended September 30, 2024, 2023, and 2022, $19.7 million, $27.4 million, and $16.8 million in investment tax credits were recognized as a reduction to income tax expense, respectively.

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

The tax years ended September 30, 2021 and later remain subject to examination by the Internal Revenue Service. For state purposes, the tax years ended September 30, 2021 and later remain open for examination, with few exceptions.

A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits follows:

	At September 30,
(Dollars in thousands)	2024	2023
Balance at beginning of fiscal year	$521	$645
Additions (reductions) for tax positions related to prior years	56	(124)
Balance at end of fiscal year	$577	$521

The total amount of unrecognized tax benefits that, if recognized, would impact the effective rate was $540,000 as of September 30, 2024. The Company recognizes interest related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest related to unrecognized tax benefits was $93,000 as of September 30, 2024. The Company does not anticipate any significant change in the total amount of unrecognized tax benefits within the next 12 months.

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

The Capital Rules require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined). At September 30, 2024, the Company and the Bank exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements. The Company and the Bank took the AOCI opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.

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

	Company	Bank	Minimum to be Adequately Capitalized Under Prompt Corrective Action Provisions	Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
At September 30, 2024
Tier 1 leverage capital ratio	9.26%	9.44%	4.00%	5.00%
Common equity Tier 1 capital ratio	12.61	13.12	4.50	6.50
Tier 1 capital ratio	12.86	13.12	6.00	8.00
Total capital ratio	14.08	13.97	8.00	10.00
At September 30, 2023
Tier 1 leverage capital ratio	8.11%	8.32%	4.00%	5.00%
Common equity Tier 1 capital ratio	11.25	11.81	4.50	6.50
Tier 1 capital ratio	11.50	11.81	6.00	8.00
Total capital ratio	12.84	12.76	8.00	10.00

The following table provides a reconciliation of the amounts included in the table above for the Company.

	Standardized Approach(1)
(Dollars in thousands)	September 30, 2024	September 30, 2023
Total stockholders' equity	$839,605	$650,625
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	296,105	297,679
LESS: Certain other intangible assets	18,018	21,228
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	13,253	19,679
LESS: Net unrealized (losses) on available for sale securities	(152,328)	(254,294)
LESS: Noncontrolling interest	(277)	(1,005)
ADD: Adoption of Accounting Standards Update 2016-13	1,345	2,017
Common Equity Tier 1(1)	666,179	569,355
Long-term borrowings and other instruments qualifying as Tier 1	13,661	13,661
Tier 1 minority interest not included in common equity Tier 1 capital	(150)	(826)
Total Tier 1 capital	679,690	582,190
Allowance for credit losses	44,687	47,960
Subordinated debentures, net of issuance costs	19,693	19,591
Total capital	$774,070	$649,741
(1) Capital ratios were determined using the Basel III capital rules that became effective on January 1, 2015. Basel III revised the definition of capital, increased minimum capital ratios, and introduced a minimum common equity tier 1 capital ratio; those changes were fully phased in through the end of 2021.

The Company and the Bank are required to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of Common Equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. The required Common Equity Tier 1 risk-based, Tier 1 risk-based and total risk-based capital ratios with the buffer are currently 7.0%, 8.5% and 10.5%, respectively.

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

(Dollars in thousands)	Consumer		Commercial		Corporate Services/Other		Consolidated Company
Fiscal Year Ended September 30,	2024	2023	2024	2023	2024	2023	2024	2023
Net interest income(1)	$236,011	$154,316	$194,967	$195,239	$24,140	$38,306	$455,118	$387,861
Noninterest income:
Refund transfer product fees	40,178	39,452	—	—	—	—	40,178	39,452
Refund advance fee income(1)	43,473	37,433	—	—	—	—	43,473	37,433
Card and deposit fees	124,949	149,703	967	1,018	27	25	125,943	150,746
Rental income(1)	—	—	53,443	53,346	714	844	54,157	54,190
Gain on trademarks(1)	—	—	—	—	—	10,000	—	10,000
Gain (loss) on sale of other(1)	(5)	—	7,702	2,005	4,972	658	12,669	2,663
Other income(1)	8,512	6,956	9,636	9,682	5,019	5,477	23,167	22,115
Total noninterest income	217,107	233,544	71,748	66,051	10,732	17,004	299,587	316,599
Revenue	$453,118	$387,860	$266,715	$261,290	$34,872	$55,310	$754,705	$704,460
(1) These revenues are not within the scope of Topic 606. Additional details are included in other footnotes to the accompanying financial statements. The scope of Topic 606 explicitly excludes net interest income as well as many other revenues for financial assets and liabilities, including loans, leases, and securities.

Following is a discussion of key revenues within the scope of Topic 606. The Company provides services to customers that have related performance obligations that must be completed to recognize revenue. Revenues are generally recognized immediately upon the completion of the service or over time as services are performed. Any services performed over time generally require that the Company renders services each period; therefore, the Company measures progress in completing these services based upon the passage of time. Revenue from contracts with customers did not generate significant contract assets and liabilities for the fiscal year ended September 30, 2024.

Refund Transfer Product Fees. Refund transfer fees are specific to the Partner Solutions business line and reflect product fees offered by the Company through third-party tax preparers and tax preparation software providers where the Company acts as the partnering financial institution. A refund transfer allows a taxpayer to pay tax preparation and filing fees directly from their federal or state government tax refund, with the remainder of the refund being disbursed in accordance with the terms and conditions of the taxpayer agreement, which may include satisfaction of other disbursement obligations before going directly to the taxpayer via check, direct deposit, or prepaid card. Refund transfer fees are recognized by the Company immediately after the taxpayer's refund has been disbursed in accordance with the contract and are based on standalone pricing included within the terms and conditions. Certain expenses to tax preparation software providers are netted with refund transfer fee income as the Company is considered the agent in these contractual relationships. All refund transfer fees are recorded within the Consumer reporting segment.

Card and Deposit Fees. Card fees relate to the Partner Solutions business line and consist of income from prepaid cards and merchant services, including interchange fees from prepaid cards processed through card association networks, merchant services and other card related services. Interchange rates are generally set by card association networks based on transaction volume and other factors. Since interchange fees are generated by cardholder activity, the Company recognizes the income as transactions occur. Fee income for merchant services and other card related services reflect account management and transaction fees charged to merchants for processing card association network transactions. The associated income is recognized as transactions occur or as services are performed. For the Company's internally managed prepaid card programs, fees are based on standalone pricing within the terms and conditions of the cardholder agreement. The Company is considered the principal of these relationships resulting in all fee income being presented on a gross basis within the Consolidated Statement of Operations. For the Company's sponsorship prepaid card programs where a third-party is considered the Program Manager, the fees are based on standalone pricing within the terms and conditions of the Program Agreement. For these relationships, the Company is considered the agent and certain expenses with the Program Manager, networks and associations are netted with card fee revenue. All card fee income is included in the Consumer reporting segment.

Deposit fees relate to the Partner Solutions and Commercial Finance business lines and consist of income from banking and deposit-related services, including account services, overdraft protection, and wire transfers. Fee income for account services is recognized over the course of the month as the performance obligation is satisfied. Fee income for overdraft protection and wire transfers is recognized at the point in time when such event occurs. For partner solutions, the fees for account services and overdraft protection are based on standalone pricing within the terms and conditions of the Program Agreement with the sponsorship partner. For these relationships, the Company is considered the agent and certain expenses with the partner are netted with deposit fee revenue. For Commercial Finance, fees for wire transfers are based on standalone pricing within the terms and conditions of the customer deposit agreement. Bank and deposit fees for the Partner Solutions and Commercial Finance business lines are included in the Consumer and Commercial reporting segments, respectively. Also included within Card and Deposit Fees for the Consumer reporting segment are servicing fees the Company recognizes for custodial off-balance sheet deposits. This fee income is for services the Bank performs to maintain records of cardholder funds placed at one or more third-party banks insured by the FDIC. The servicing fee is typically reflective of the EFFR.

NOTE 16.  SEGMENT REPORTING

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. Operating segments are aggregated into reportable segments if certain criteria are met.

The Company reports its results of operations through the following three business segments: Consumer, Commercial, and Corporate Services/Other. The Partner Solutions business line is reported in the Consumer segment. The Commercial Finance business line is reported in the Commercial segment. The Corporate Services/Other segment includes certain shared services as well as treasury related functions such as the investment portfolio, warehouse finance, wholesale deposits, and borrowings.

The following tables present segment data for the Company:

	Fiscal Year Ended September 30, 2024
(Dollars in thousands)	Consumer	Commercial	Corporate Services/Other	Total
Net interest income	$236,011	$194,967	$24,140	$455,118
Provision for credit loss	26,950	15,571	140	42,661
Noninterest income	217,107	71,748	10,732	299,587
Noninterest expense	207,778	142,143	163,332	513,253
Income (loss) before income tax expense	218,390	109,001	(128,600)	198,791

Total assets	444,272	4,437,844	2,667,220	7,549,336
Total goodwill	87,145	222,360	—	309,505
Total deposits	5,643,228	10,935	220,922	5,875,085

	Fiscal Year Ended September 30, 2023
(Dollars in thousands)	Consumer	Commercial	Corporate Services/Other	Total
Net interest income	$154,316	$195,239	$38,306	$387,861
Provision for credit loss	38,920	18,384	50	57,354
Noninterest income	233,544	66,051	17,004	316,599
Noninterest expense	165,782	141,627	157,566	464,975
Income (loss) before income tax expense	183,158	101,279	(102,306)	182,131

Total assets	492,964	4,179,914	2,862,665	7,535,543
Total goodwill	87,145	222,360	—	309,505
Total deposits	6,376,467	5,958	206,757	6,589,182

	Fiscal Year Ended September 30, 2022
(Dollars in thousands)	Consumer	Commercial	Corporate Services/Other	Total
Net interest income	$98,366	$187,209	$21,749	$307,324
Provision for (reversal of) credit loss	30,680	14,674	(16,816)	28,538
Noninterest income	189,252	68,412	36,143	293,807
Noninterest expense	99,589	128,904	156,782	385,275
Income (loss) before income tax expense	157,349	112,043	(82,074)	187,318

Total assets	356,994	3,487,461	2,902,955	6,747,410
Total goodwill	87,145	222,360	—	309,505
Total deposits	5,695,776	8,965	161,296	5,866,037

NOTE 17.  PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the condensed financial statements for the parent company, Pathward Financial, Inc.

Condensed Statements of Financial Condition
(Dollars in thousands)	September 30, 2024	September 30, 2023
ASSETS
Cash and cash equivalents	$1,898	$1,399
Securities held to maturity, at amortized cost	10,896	9,220
Investment in subsidiaries	865,843	678,572
Other assets	2,263	1,312
Total assets	$880,900	$690,503

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Long-term borrowings	$33,354	$33,252
Other liabilities	7,941	6,626
Total liabilities	41,295	39,878

STOCKHOLDERS' EQUITY
Common stock	248	262
Additional paid-in capital	638,803	628,500
Retained earnings	354,474	278,655
Accumulated other comprehensive loss	(153,394)	(255,443)
Treasury stock, at cost	(249)	(344)
Total equity attributable to parent	839,882	651,630
Noncontrolling interest	(277)	(1,005)
Total stockholders' equity	839,605	650,625
Total liabilities and stockholders' equity	$880,900	$690,503

Condensed Statements of Operations
	Fiscal Year Ended September 30,
(Dollars in thousands)	2024	2023	2022
Interest expense	$2,667	$2,538	$3,982
Other expense	3,297	1,409	1,062
Total expense	5,964	3,947	5,044

Loss before income taxes and equity in undistributed net income of subsidiaries	(5,964)	(3,947)	(5,044)

Income tax benefit	(1,147)	(967)	(1,029)

Loss before equity in undistributed net income of subsidiaries	(4,817)	(2,980)	(4,015)

Equity in undistributed net income of subsidiaries	172,017	166,738	159,652
Other income	1,157	(143)	749
Total income	173,174	166,595	160,401

Net income attributable to parent	$168,357	$163,615	$156,386

Condensed Statements of Cash Flows
	Fiscal Year Ended September 30,
(Dollars in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income attributable to parent	$168,357	$163,615	$156,386
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	102	102	1,020
Equity in undistributed net income of subsidiaries	(172,017)	(166,738)	(159,652)
Net change in accrued interest receivable	46	(30)	(15)
Net change in other assets	(997)	(354)	(636)
Net change in accrued expenses and other liabilities	1,315	(1,793)	3,163
Cash dividend received	87,000	110,000	229,200
Stock compensation	10,287	11,070	10,004
Net cash provided by operating activities	94,093	115,872	239,470

Cash flows from investing activities:
Alternative investments	(1,676)	(1,217)	(3,380)
Net cash (used in) investing activities	(1,676)	(1,217)	(3,380)

Cash flows from financing activities:
Redemption of long-term borrowings	—	—	(75,000)
Payment of debt issuance costs	—	(511)	—
Proceeds from long-term borrowings	—	—	20,000
Dividends paid on common stock	(5,067)	(5,426)	(5,921)
Issuance of common stock due to restricted stock	2	1	1
Issuance of common stock due to ESOP	—	—	2,886
Repurchases of common stock	(86,853)	(120,437)	(168,235)
Net cash (used in) financing activities	(91,918)	(126,373)	(226,269)

Net change in cash and cash equivalents	499	(11,718)	9,821

Cash and cash equivalents at beginning of fiscal year	1,399	13,117	3,296
Cash and cash equivalents at end of fiscal year	$1,898	$1,399	$13,117

The extent to which the Company may pay cash dividends to stockholders will depend on the cash currently available at the Company, as well as the ability of the Bank to pay dividends to the Company.

NOTE 18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
(Dollars in thousands, except per share data)	December 31	March 31	June 30	September 30
Fiscal Year 2024
Interest and dividend income	$115,898	$126,761	$113,942	$119,750
Interest expense	5,862	8,460	3,083	3,828
Net interest income	110,036	118,301	110,859	115,922
Provision for credit loss	9,890	26,052	5,881	838
Noninterest income	52,761	128,945	65,871	52,010
Net income attributable to parent	27,657	65,268	41,835	33,597
Earnings per common share
Basic	$1.06	$2.56	$1.66	$1.35
Diluted	1.06	2.56	1.66	1.35
Dividend declared per share	0.05	0.05	0.05	0.05

Fiscal Year 2023
Interest and dividend income	$85,060	$104,687	$99,346	$109,642
Interest expense	1,003	3,282	1,881	4,708
Net interest income	84,057	101,405	97,465	104,934
Provision for credit loss	9,776	36,763	1,773	9,042
Noninterest income	65,777	127,038	67,733	56,051
Net income attributable to parent	27,842	54,771	45,096	35,906
Earnings per common share
Basic	$0.98	$1.99	$1.69	$1.37
Diluted	0.98	1.99	1.68	1.36
Dividend declared per share	0.05	0.05	0.05	0.05

Fiscal Year 2022
Interest and dividend income	$72,891	$85,177	$73,906	$80,222
Interest expense	1,278	1,377	1,755	462
Net interest income	71,613	83,800	72,151	79,760
Provision for (reversal of) credit loss	186	32,302	(1,302)	(2,648)
Noninterest income	86,591	109,766	53,994	43,456
Net income attributable to parent	61,324	49,251	22,391	23,420
Earnings per common share
Basic	$2.00	$1.66	$0.76	$0.81
Diluted	2.00	1.66	0.76	0.81
Dividend declared per share	0.05	0.05	0.05	0.05
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

There were no transfers between levels of the fair value hierarchy for the fiscal years ended September 30, 2024 or 2023.

Debt Securities Available for Sale and Held to Maturity. Debt securities available for sale are recorded at fair value on a recurring basis and debt securities held to maturity are carried at amortized cost.

The fair values of debt securities AFS, categorized primarily as Level 2, are recorded using prices obtained from independent asset pricing services that are based on observable transactions, but not quoted markets. Management reviews the prices obtained from independent asset pricing services for unusual fluctuations and compares to current market trading activity.

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

	At September 30, 2024
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Debt securities AFS
Corporate securities	$19,750	$—	$19,750	—
SBA securities	81,935	—	81,935	—
Obligations of states and political subdivisions	480	—	480	—
Non-bank qualified obligations of states and political subdivisions	217,990	—	217,990	—
Asset-backed securities	189,698	—	189,698	—
Mortgage-backed securities	1,231,368	—	1,231,368	—
Total debt securities AFS	$1,741,221	$—	$1,741,221	$—
Common equities and mutual funds(1)	$3,303	$3,303	$—	$—
Non-marketable equity securities(2)	$11,828	$—	$—	$—
(1) Equity securities at fair value are included within other assets on the Consolidated Statements of Financial Condition at September 30, 2024.
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

Loans and Leases. The Company does not record loans and leases at fair value on a recurring basis. However, if a loan or lease is individually evaluated for risk of credit loss and repayment is expected to be solely provided by the values of the underlying collateral, the Company measures fair value on a nonrecurring basis. Fair value is determined by the fair value of the underlying collateral less estimated costs to sell. The fair value of the collateral is determined based on the internal estimates and/or assessment provided by third-party appraisers and the valuation relies on discount rates ranging from 3% to 37%.

The following tables summarize the assets of the Company that are measured at fair value in the Consolidated Statements of Financial Condition on a nonrecurring basis:

	At September 30, 2024
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases, net individually evaluated for credit loss
Commercial finance	$7,652	$—	$—	$7,652
Total loans and leases, net individually evaluated for credit loss	7,652	—	—	7,652
Total	$7,652	$—	$—	$7,652

	At September 30, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases, net individually evaluated for credit loss
Commercial finance	$21,829	$—	$—	$21,829
Total loans and leases, net individually evaluated for credit loss	21,829	—	—	21,829
Foreclosed assets, net	—	—	—	—
Total	$21,829	$—	$—	$21,829

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value at September 30, 2024	Fair Value at September 30, 2023	Valuation Technique	Unobservable Input	Range of Inputs
Loans and leases, net individually evaluated for credit loss	$7,652	21,829	Market approach	Appraised values(1)	3% - 37%
(1) The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimated selling costs and other inputs in a range of 3% to 37%.

Management discloses the estimated fair value of financial instruments, including assets and liabilities on and off the Consolidated Statements of Financial Condition, for which it is practicable to estimate fair value. These fair values estimates were made at September 30, 2024 and 2023 based on relevant market information and information about financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, since there is no active market for certain financial instruments of the Company, the estimates of fair value are subjective in nature, involve uncertainties, and include matters of significant judgment. Changes in assumptions as well as tax considerations could significantly affect the estimated values. Accordingly, the aggregate fair value estimates are not intended to represent the underlying value of the Company, on either a going concern or a liquidation basis.

The following tables present the carrying amount and estimated fair value of the financial instruments held by the Company:

	At September 30, 2024
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$158,337	$158,337	$158,337	$—	$—
Debt securities available for sale	1,741,221	1,741,221	—	1,741,221	—
Debt securities held to maturity	33,092	30,236	—	30,236	—
Common equities and mutual funds(1)	3,303	3,303	3,303	—	—
Non-marketable equity securities(1)(2)	21,350	21,350	—	9,522	—
Loans held for sale	688,870	688,870	—	688,870	—
Loans and leases	4,071,071	4,036,490	—	—	4,036,490
Federal Reserve Bank and Federal Home Loan Bank stocks	36,014	36,014	—	36,014	—
Accrued interest receivable	31,385	31,385	31,385	—	—
Financial liabilities
Deposits	5,875,085	5,874,994	5,845,879	29,115	—
Overnight federal funds purchased	377,000	377,000	377,000	—	—
Other short- and long-term borrowings	33,354	31,787	—	31,787	—
Accrued interest payable	571	571	571	—	—
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at September 30, 2024.
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

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at September 30, 2024 and 2023.

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

NOTE 20.  SUBSEQUENT EVENTS

Management has evaluated subsequent events that occurred after September 30, 2024. During this period, up to the filing date of this Annual Report on Form 10-K, management identified the following subsequent events:

•On October 31, 2024, Pathward, N.A. completed the sale (the "Transaction") of substantially all of the assets and liabilities related to the Bank's commercial insurance premium finance business (the "Business") pursuant to an Asset Purchase and Sale Agreement (the "Purchase Agreement") dated August 28, 2024 with Honor Capital Corporation, a Florida corporation (the "Purchaser"), the successor by assignment to AFS IBEX Financial Services, LLC, and Honor Capital Holdings, LLC as guarantor.

The cash purchase price paid by the Purchaser at the closing was $603.3 million, based on the net asset value of the assets purchased and liabilities assumed pursuant to the Purchase Agreement plus a $31.2 million premium, subject to customary post-closing adjustment based on the final determination of the net asset value of the assets purchased and liabilities assumed pursuant to the terms of the Purchase Agreement. The Bank recorded a gain on the Transaction of $16.4 million.

As part of the Transaction, $588.4 million of commercial insurance premium finance loans were sold.

•On November 1, 2024, the Bank sold $161.6 million of debt securities AFS with a loss on sale of securities of $15.8 million. This loss largely offsets the gain from the Transaction discussed above.

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

In connection with the preparation of this Annual Report on Form 10-K, management evaluated the Company’s disclosure controls and procedures. The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of September 30, 2024, of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were designed effectively to ensure timely alerting of material information relating to the Company required to be included in the Company’s periodic SEC filings.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Based on this evaluation, management concluded that, as of the end of the period covered by this report, there were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the fiscal fourth quarter to which this report relates that could have materially affected the Company’s internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control Integrated Framework (2013).” Based on this assessment, our management concluded that our internal control over financial reporting was effective as of September 30, 2024.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2024, has been audited by Crowe LLP, the independent registered public accounting firm that also has audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K. Crowe LLP’s attestation report on the Company’s internal controls over financial reporting appears below.

Item 9B. Other Information.

Adoption or Termination of Trading Arrangements by Directors and Executive Officers

During the fiscal quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the 1934 Act) informed us of the adoption or termination of any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Pathward Financial, Inc.
Sioux Falls, South Dakota

Opinion on Internal Control over Financial Reporting
We have audited Pathward Financial, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2024, and the related notes (collectively referred to as the "financial statements") and our report dated November 26, 2024 expressed an unqualified opinion.

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
November 26, 2024

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors
Information concerning directors of the Company required by this item will be included under the captions “Election of Directors” and “Stockholder Proposals For The Fiscal Year 2026 Annual Meeting” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 25, 2025, a copy of which will be filed no later than 120 days after September 30, 2024 (the “2025 Proxy Statement”), and is incorporated herein by reference.

Executive Officers
Information concerning the executive officers of the Company required by this item will be included under the captions “Executive Officers” and “Election of Directors” in the 2025 Proxy Statement and is incorporated herein by reference.

Compliance with Section 16(a)
Information, if applicable, required by this item regarding compliance with Section 16(a) of the Exchange Act will be included under the caption “Delinquent Section 16(a) Reports” in the Company’s 2025 Proxy Statement and is incorporated herein by reference.

Audit Committee and Audit Committee Financial Expert
Information regarding the audit committee of the Company’s Board of Directors will be included under the caption “Committees of the Board” in the Company’s 2025 Proxy Statement and is incorporated herein by reference.

Code of Business Conduct
Information regarding the Company’s Code of Business Conduct will be included under the caption “Corporate Governance” in the Company’s 2025 Proxy Statement and is incorporated herein by reference.

Insider Trading Policy
The Company has an Insider Trading Policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees and other covered persons. The Company believes that its Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company. A copy of the Company’s Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

Item 11. Executive Compensation.

Information concerning executive and director compensation will be included under the captions “Compensation of Directors”, “Executive Compensation” and "Compensation Committee Report" in the Company’s 2025 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be included under the caption “Stock Ownership Information” in the Company’s 2025 Proxy Statement and is incorporated herein by reference.

(b)           Changes in Control

Management of the Company knows of no arrangements, including any pledge by any persons of securities of the Company, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

(c)           Equity Compensation Plan Information

The Company previously maintained the Pathward Financial, Inc. 2002 Omnibus Incentive Plan, as amended and restated (the "Prior Omnibus Incentive Plan"). On February 27, 2024, the shareholders of the Company voted to approve the Pathward Financial, Inc. 2023 Omnibus Incentive Plan (the "Plan"). The Plan permits the granting of various types of awards including but not limited to nonvested (restricted) shares and performance share units ("PSUs") to certain officers and directors of the Company. The table below presents information on the Company's equity compensation plans as of September 30, 2024, as required by SEC rules.

Plan Category	(a) Number of securities to be issued under outstanding options, warrants and rights(1) (#)	(b) Weighted-average exercise price of outstanding options, warrants and rights(2) ($)	(c) Number of shares remaining for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
Equity compensation plans approved by stockholders	146,945	N/A	1,030,884
Equity compensation plans not approved by stockholders	—	—	—
Total	146,945	N/A	1,030,884
(1) Consists of outstanding performance share units awarded under both the prior 2002 Omnibus Incentive Plan and the current 2023 Omnibus Incentive Plan, reflected based on the assumption that target performance is probable.

(2) Performance share units do not have an exercise price and are delivered without any payment or consideration.

For more information on the Company’s equity compensation plans, see Note 12. Stock Compensation to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included under the captions “Election of Directors,” “Committees of the Board”, “Related Person Transactions” and "Corporate Governance" in the Company’s 2025 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included under the captions “Independent Registered Public Accounting Firm Fees” and "Pre-Approval Policy" in the Company’s 2025 Proxy Statement and is incorporated herein by reference.

The Independent Registered Public Accounting Firm is Crowe LLP (Public Company Accounting Oversight Board Firm ID No. 173) located in Chicago, Illinois.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following is a list of documents filed as Part of this report:

(a)           Financial Statements:

The following financial statements are included under Part II, Item 8 of this Annual Report on Form 10-K:

1.Report of Independent Registered Public Accounting Firm.

2.Consolidated Statements of Financial Condition as of September 30, 2024 and 2023.

3.Consolidated Statements of Operations for the Fiscal Years Ended September 30, 2024, 2023, and 2022.

4.Consolidated Statements of Comprehensive Income (Loss) for the Fiscal Years ended September 30, 2024, 2023, and 2022.

5.Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal Years Ended September 30, 2024, 2023, and 2022.

6.Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 2024, 2023, and 2022.

7.Notes to Consolidated Financial Statements.

(b)           Exhibits:

Exhibit Number	Description
†2.1	Asset Purchase and Sale Agreement dated August 28, 2024, among Pathward, N.A., as seller, and AFS IBEX Financial Services, LLC as Purchaser and Honor Capital Holdings, LLC as Guarantor, filed on August 29, 2024 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

3.1	Registrant’s Amended and Restated Certificate of Incorporation, filed on July 13, 2022 as an exhibit to the Registrant's Current Report on Form 8-K, is incorporated herein by reference.

3.2	Registrant’s Fourth Amended and Restated By-laws, filed on December 12, 2022 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

4.1
Description of the Securities of the Registrant filed on November 30, 2020 as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2023, is incorporated herein by reference.

4.2	Registrant’s Specimen Stock Certificate, filed on June 27, 2016 as an exhibit to the Registrant’s registration statement on Form S-3 (Commission File No. 333-212269), is incorporated herein by reference.

4.3	Indenture, dated as of September 23, 2022, by and between the Registrant and UMB Bank, N.A. as Trustee, filed on September 26, 2022 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

4.4	Forms of 6.625% Fixed-to-Floating Subordinated Note due 2032 (included as Exhibit A-1 and Exhibit A-2 to the Indenture, dated as of September 23, 2022, by and between the Registrant and UMB Bank, N.A. as Trustee), filed on September 26, 2022 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.1	Performance-Based Restricted Stock Agreement between Meta and Glen W. Herrick, dated as of December 2, 2016, filed on December 6, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.2	Registrant’s Supplemental Employees’ Investment Plan, originally filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994. First amendment to such agreement, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, is incorporated herein by reference.

*10.3	Registrant’s Amended and Restated 2002 Omnibus Incentive Plan, as amended, filed on January 24, 2018 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.4	Investor Rights Agreement by and among Meta Financial Group, Inc., BEP IV LLC and BEP Investors, LLC, dated as of December 17, 2015, filed on December 17, 2015 as an exhibit to the Registrant’s Current Report on Form 8‑K, is incorporated herein by reference.

*10.5	Form of Performance Share Unit Award Agreement, filed on November 26, 2024 as an exhibit to the Registrant's Annual Report on Form 10-K, is incorporated herein by reference.

*10.6	Form of Performance-Based Restricted Stock Award Agreement, filed on November 26, 2024 as an exhibit to the Registrant's Annual Report on Form 10-K, is incorporated herein by reference.

*10.7	Executive Nonqualified Deferred Compensation Plan Adoption Agreement by MetaBank, National Association, effective as of July 1, 2021, filed on May 20, 2021 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.8	Executive Nonqualified Deferred Compensation Plan, effective as of July 1, 2021, filed on May 20, 2021 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.9	First Amendment to the MetaBank, National Association Amended and Restated Supplemental Employees’ Investment Plan for Salaried Employees, effective as of June 30, 2021, filed on May 20, 2021 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.10	Executive Severance Pay Policy, effective as of November 1, 2021, filed on November 2, 2021 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.11	Termination Agreement by and among Meta Financial Group, Inc., MetaBank, National Associate and Glen W. Herrick, effective as of November 1, 2021, filed on November 2, 2021 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

†10.12	Purchase Agreement, dated December 7, 2021, between the Registrant and Beige Key LLC, filed on February 8, 2022 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, is incorporated herein by reference.

*10.13	Form of 2002 Omnibus Incentive Plan Restricted Stock Agreement (Non-Employee Directors Annual Equity Award), filed on May 9, 2022 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, is incorporated herein by reference.

*10.14	Form of 2002 Omnibus Incentive Plan Restricted Stock Agreement (Non-Employee Directors Award in Lieu of Cash Retainer), filed on May 9, 2022 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, is incorporated herein by reference.

*10.15	Amendment No. 3 to the Registrant’s Amended and Restated 2002 Omnibus Incentive Plan, as amended, filed on May 9, 2022 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, is incorporated herein by reference.

10.16	Form of Subordinated Note Purchase Agreement, dated as of September 23, 2022, by and among the Registrant and the Purchasers (as defined therein), filed on September 26, 2022 as an exhibit to the Registrant’s Current Report on Form 8-K, in incorporated by reference herein.

10.17	Form of Registration Rights Agreement, dated as of September 23, 2022, by and among the Registrant and the Purchasers (as defined therein), filed on September 26, 2022 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.18	Offer Letter between the Company and Gregory Sigrist, dated as of October 2, 2023, filed on October 5, 2023 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.19	Pathward Financial, Inc. 2023 Omnibus Incentive Plan, filed on February 28, 2024 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

19.1	Pathward Financial, Inc. and Pathward, N.A. Insider Trading Policy is filed herewith.

21	Subsidiaries of the Registrant is filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm of Crowe LLP is filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 is filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 is filed herewith.

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.2	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

97.1	Pathward Financial, Inc. and Pathward, N.A. Dodd-Frank Clawback Policy, filed on November 21, 2023 as an exhibit to the Registrant's Annual Report on Form 10-K, is incorporated herein by reference.

101
Interactive data files formatted in Inline eXtensible Business Reporting Language - pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of September 30, 2024 and September 30, 2023, (ii) the Consolidated Statements of Operations for the fiscal years ended September 30, 2024, 2023, and 2022, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended September 30, 2024, 2023, and 2022, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended September 30, 2024, 2023, and 2022, (v) the Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2024, 2023, and 2022 and (vi) the Notes to the Consolidated Financial Statements for the fiscal years ended September 30, 2024, 2023, and 2022.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management Contract or Compensatory Plan or Agreement.
† Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such annexes, schedules and exhibits, or any section thereof, to the Securities and Exchange Commission upon request; provided, however that the Registrant may request confidential treatment for any schedule or exhibit so furnished.

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

Pathward Financial, Inc.

Date: November 26, 2024	By:	/s/ Brett L. Pharr
Brett L. Pharr,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Brett L. Pharr	Date: November 26, 2024
Brett L. Pharr, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Douglas J. Hajek	Date: November 26, 2024
Douglas J. Hajek, Director

By:	/s/ Elizabeth G. Hoople	Date: November 26, 2024
Elizabeth G. Hoople, Director

By:	/s/ Ronald D. McCray	Date: November 26, 2024
Ronald D. McCray, Director

By:	/s/ Neeraj Mehta	Date: November 26, 2024
Neeraj Mehta, Director

By:	/s/ Christopher Perretta	Date: November 26, 2024
Christopher Perretta, Director

By:	/s/ Becky S. Shulman	Date: November 26, 2024
Becky S. Shulman, Director

By:	/s/ Kendall E. Stork	Date: November 26, 2024
Kendall E. Stork, Director

By:	/s/ Lizabeth H. Zlatkus	Date: November 26, 2024
Lizabeth H. Zlatkus, Director

By:	/s/ Gregory A. Sigrist	Date: November 26, 2024
Gregory A. Sigrist, Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Jennifer W. Warren	Date: November 26, 2024
Jennifer W. Warren, Senior Vice President
and Chief Accounting Officer
(Principal Accounting Officer)