Form 10-Q
period 2024-12-31
PATHWARD FINANCIAL, INC.
filed 2025-02-06
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024
or
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at January 29, 2025:
Common Stock, $.01 par value	23,845,526	Shares
Nonvoting Common Stock, $.01 par value	0	Nonvoting shares

PATHWARD FINANCIAL, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	December 31, 2024	September 30, 2024
ASSETS	(Unaudited)	(Audited)
Cash and cash equivalents	$597,396	$158,337
Securities available for sale, at fair value	1,480,090	1,741,221
Securities held to maturity, at amortized cost (fair value $27,431 and $30,236, respectively)	32,001	33,092
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	24,454	36,014
Loans held for sale	72,648	688,870
Loans and leases	4,562,681	4,075,195
Allowance for credit losses	(48,977)	(45,336)
Accrued interest receivable	35,279	31,385
Premises, furniture, and equipment, net	38,263	39,055
Rental equipment, net	206,754	205,339
Goodwill and intangible assets	313,074	326,094
Other assets	308,679	260,070
Total assets	$7,622,342	$7,549,336

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$6,518,953	$5,875,085
Short-term borrowings	—	377,000
Long-term borrowings	33,380	33,354
Accrued expenses and other liabilities	293,579	424,292
Total liabilities	6,845,912	6,709,731

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued, none outstanding at December 31, 2024 and September 30, 2024, respectively	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 24,189,631 and 24,851,122 shares issued, 24,119,416 and 24,847,353 shares outstanding at December 31, 2024 and September 30, 2024, respectively	241	248
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at December 31, 2024 and September 30, 2024, respectively	—	—
Additional paid-in capital	640,422	638,803
Retained earnings	332,322	354,474
Accumulated other comprehensive loss	(190,917)	(153,394)
Treasury stock, at cost, 70,215 and 3,769 common shares at December 31, 2024 and September 30, 2024, respectively	(4,882)	(249)
Total equity attributable to parent	777,186	839,882
Noncontrolling interest	(756)	(277)
Total stockholders’ equity	776,430	839,605
Total liabilities and stockholders’ equity	$7,622,342	$7,549,336
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,
(Dollars in thousands, except per share data)	2024	2023
Interest and dividend income:
Loans and leases, including fees	$102,731	$94,963
Mortgage-backed securities	8,986	10,049
Other investments	7,522	10,886
	119,239	115,898
Interest expense:
Deposits	775	3,526
FHLB advances and other borrowings	2,331	2,336
	3,106	5,862

Net interest income	116,133	110,036

Provision for credit loss	12,032	9,890

Net interest income after provision for credit loss	104,101	100,146

Noninterest income:
Refund transfer product fees	410	422
Refund advance fee income	459	111
Card and deposit fees	29,066	30,750
Rental income	13,708	13,459
(Loss) on sale of securities	(15,671)	—
Gain on divestitures	16,404	—
Gain (loss) on sale of loans and leases	4,378	(31)
Gain on sale of other	987	2,871
Other income	7,637	5,179
Total noninterest income	57,378	52,761

Noninterest expense:
Compensation and benefits	49,292	46,652
Refund transfer product expense	108	192
Refund advance expense	34	30
Card processing	33,314	34,584
Occupancy and equipment expense	9,706	8,848
Operating lease equipment depreciation	11,426	10,423
Legal and consulting	5,225	4,892
Intangible amortization	812	984
Other expense	13,642	12,669
Total noninterest expense	123,559	119,274

Income before income tax expense	37,920	33,633

Income tax expense	6,294	5,719

Net income before noncontrolling interest	31,626	27,914
Net income attributable to noncontrolling interest	199	257
Net income attributable to parent	$31,427	$27,657

Earnings per common share:
Basic	$1.29	$1.06
Diluted	$1.29	$1.06
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended December 31,
(Dollars in thousands)	2024	2023
Net income before noncontrolling interest	$31,626	$27,914

Other comprehensive income (loss):
Change in net unrealized gain (loss) on debt securities	(62,340)	88,535
Net loss realized on investment securities	15,671	—
	(46,669)	88,535
Unrealized gain (loss) on currency translation	(2,017)	618
Deferred income tax effect	(11,163)	22,143
Total other comprehensive income (loss)	(37,523)	67,010
Total comprehensive income (loss)	(5,897)	94,924
Total comprehensive income attributable to noncontrolling interest	199	257
Comprehensive income (loss) attributable to parent	$(6,096)	$94,667
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Pathward Financial, Inc. Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
Three Months Ended December 31, 2024
Balance, September 30, 2024	$248	$638,803	$354,474	$(153,394)	$(249)	$839,882	$(277)	$839,605
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,202)	—	—	(1,202)	—	(1,202)
Repurchases of common stock	(7)	7	(52,377)	—	(4,633)	(57,010)	—	(57,010)
Stock compensation	—	1,612	—	—	—	1,612	—	1,612
Total other comprehensive loss	—	—	—	(37,523)	—	(37,523)	—	(37,523)
Net income	—	—	31,427	—	—	31,427	199	31,626
Net distribution to noncontrolling interest	—	—	—	—	—	—	(678)	(678)
Balance, December 31, 2024	$241	$640,422	$332,322	$(190,917)	$(4,882)	$777,186	$(756)	$776,430

Three Months Ended December 31, 2023
Balance, September 30, 2023	$262	$628,500	$278,655	$(255,443)	$(344)	$651,630	$(1,005)	$650,625
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,299)	—	—	(1,299)	—	(1,299)
Issuance of common stock due to restricted stock	1	—	—	—	—	1	—	1
Repurchases of common stock	(3)	3	(11,027)	—	(4,891)	(15,918)	—	(15,918)
Stock compensation	—	1,234	—	—	—	1,234	—	1,234
Total other comprehensive income	—	—	—	67,010	—	67,010	—	67,010
Joint venture membership interest divestiture	—	—	(523)	—	—	(523)	—	(523)
Net income	—	—	27,657	—	—	27,657	257	27,914
Net distribution to noncontrolling interest	—	—	—	—	—	—	238	238
Balance, December 31, 2023	$260	$629,737	$293,463	$(188,433)	$(5,235)	$729,792	$(510)	$729,282
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
(Dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income before noncontrolling interest	$31,626	$27,914
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,918	14,689
Provision for credit loss	12,032	9,890
Provision for deferred taxes	2,157	1,162
Originations of loans held for sale	(853,109)	(631,905)
Proceeds from sales of loans held for sale	618,432	626,336
Net change in loans held for sale	264,136	13,829
Net realized (gain) loss on loans held for sale	(4,378)	31
Net realized loss on securities available for sale	15,671	—
Net realized (gain) on divestitures	(16,404)	—
Net realized (gain) on other	(987)	(2,871)
Net change in accrued interest receivable	(3,894)	(3,798)
Net change in other assets	(30,339)	(14,344)
Net change in accrued expenses and other liabilities	(128,088)	(19,723)
Stock compensation	1,612	1,234
Net cash provided by (used in) operating activities	(76,615)	22,444

Cash flows from investing activities:
Purchases of securities available for sale	(1,168)	—
Proceeds from sales of securities available for sale	160,135	—
Proceeds from maturities of and principal collected on securities available for sale	39,727	41,936
Proceeds from maturities of and principal collected on securities held to maturity	1,038	1,093
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(90,725)	(91,130)
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	102,285	95,647
Purchases of loans and leases	(139,359)	(89,390)
Net change in loans and leases	(325,766)	98,895
Purchases of premises, furniture, and equipment	(2,087)	(1,885)
Purchases of rental equipment	(52,790)	(106,160)
Proceeds from sales of rental equipment	5,591	3,373
Net change in rental equipment	118	(79)
Proceeds from divestitures, net of transaction costs	600,232	—
Proceeds from sale of other assets	408	4,077
Net cash provided by (used in) investing activities	297,639	(43,623)

Cash flows from financing activities:
Net change in deposits	655,942	346,873
Net change in short-term borrowings	(377,000)	(13,000)
Principal payments on other liabilities	—	(284)
Dividends paid on common stock	(1,202)	(1,299)
Issuance of common stock due to restricted stock	—	1
Repurchases of common stock	(57,010)	(15,918)
Investment by (distributions to) noncontrolling interest	(678)	238
Net cash provided by financing activities	220,052	316,611

Effect of exchange rate changes on cash	(2,017)	618

Net change in cash and cash equivalents	439,059	296,050

Cash and cash equivalents at beginning of fiscal year	158,337	375,580
Cash and cash equivalents at end of fiscal period	$597,396	$671,630

	Three Months Ended December 31,
(Dollars in thousands)	2024	2023
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,906	$4,168
Income taxes	1,407	641
Franchise and other taxes	76	66
Supplemental schedule of non-cash investing activities:
Transfers
Held for sale to loans and leases	2,500	—
Loans and leases to rental equipment	1,604	1,430
Rental equipment to loan and leases	36,263	76,941
Recognition of operating lease ROU assets, net of measurements	—	654
Joint venture membership interest divestiture	—	523
See Notes to Condensed Consolidated Financial Statements.

NOTE 1. BASIS OF PRESENTATION

The interim unaudited Condensed Consolidated Financial Statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended September 30, 2024 included in Pathward Financial, Inc.’s ("Pathward Financial" or the “Company") Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on November 26, 2024. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements have been omitted.

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three months ended December 31, 2024 are not necessarily indicative of the results expected for the fiscal year ending September 30, 2025.

Certain prior fiscal year amounts have been reclassified to conform to the current year financial statement presentation. These reclassifications did not impact previously reported net income, comprehensive income or the statement of financial condition.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED ACCOUNTING STANDARDS UPDATES ("ASU")

Significant accounting policies in effect and disclosed within the Company’s most recent audited consolidated financial statements as of September 30, 2024 remain substantially unchanged.

The following ASU became effective for the Company on October 1, 2024, and did not have a material impact on the Company’s significant accounting policies or Condensed Consolidated Financial Statements:

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosures primarily by enhancing disclosure requirements about significant segment expenses and additional interim disclosure requirements. The amendments will first be applied to the Company's annual financial statements for the year ending September 30, 2025 using a retrospective transition method. This ASU impacts disclosure only, and therefore does not have an impact on our consolidated financial statements.

The following ASUs have been issued and are considered applicable to the Company but have not yet been adopted.

ASU 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures. This ASU requires enhanced income tax disclosures primarily related to the rate reconciliation and income taxes paid information to provide further transparency surrounding the Company’s income tax position. The amendments in this ASU will be effective for the Company beginning on October 1, 2025. This ASU impacts annual income tax disclosures only. The Company is currently evaluating the impact of such amendments to our Income Tax disclosures.

ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. This ASU requires entities to disclose specified information about certain costs and expenses within relevant expense captions in both annual and interim financial reporting. If costs and expenses do not fall within one of the disaggregated captions, qualitative description is required. The amendments in this ASU will be effective for the Company beginning October 1, 2027. This ASU impacts disclosure only, and therefore will not impact our consolidated financial statements. The Company is currently evaluating the impact of this ASU on required annual and interim disclosures.

NOTE 3. DIVESTITURES

On October 31, 2024, the Company completed the sale of substantially all of the assets and liabilities related to the Bank's commercial insurance premium finance business, a component of the Company's Commercial segment, pursuant to the Asset Purchase and Sale Agreement (the "Purchase Agreement") dated August 28, 2024 with Honor Capital Corporation, a Florida corporation (the "Purchaser"), the successor by assignment to AFS IBEX Financial Services, LLC, and Honor Capital Holdings, LLC as guarantor. The purchase price at closing was based on the net asset value of the assets purchased and liabilities assumed pursuant to the Purchase Agreement plus a $31.2 million premium. The Company has summarized the results of the transaction as follows:

(Dollars in thousands)
Assets Purchased and Liabilities Assumed
Cash and cash equivalents	$4,686
Loans	594,541
Premises, furniture, and equipment, net	484
Total assets purchased	$599,711

Deposits	$16,760
Accrued expenses and other liabilities	1,158
Total liabilities assumed	$17,918

Net assets purchased	$581,793

Consideration paid at close	603,290
Consideration due	9,703
Total purchase price	612,993

Premium on transaction	31,200

Other adjustments:
Goodwill derecognition	(11,577)
Intangible derecognition	(631)
Building lease derecognition	471
Transaction costs	(3,059)
Total other adjustments	(14,796)
Gain on divestitures	$16,404

The sale resulted in a gain of $16.4 million before tax that was recognized within noninterest income on the Company's Condensed Consolidated Statements of Operations. See Note 8. Goodwill and Intangible Assets and Note 9. Operating Lease Right-of-Use Assets and Liabilities to the Condensed Consolidated Financial Statements for further information on the amounts included in the divestiture.

NOTE 4. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of debt securities available for sale ("AFS") and held to maturity ("HTM") are presented below.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt Securities AFS
At December 31, 2024
Corporate securities	$25,000	$—	$(4,000)	$21,000
SBA securities	34,501	—	(3,972)	30,529
Obligations of states and political subdivisions	200	—	—	200
Non-bank qualified obligations of states and political subdivisions	235,137	24	(34,436)	200,725
Asset-backed securities	184,645	322	(4,037)	180,930
Mortgage-backed securities	1,250,352	—	(203,646)	1,046,706
Total debt securities AFS	$1,729,835	$346	$(250,091)	$1,480,090
At September 30, 2024
Corporate securities	$25,000	$—	$(5,250)	$19,750
SBA securities	86,036	—	(4,101)	81,935
Obligations of states and political subdivisions	501	—	(21)	480
Non-bank qualified obligations of states and political subdivisions	246,233	44	(28,287)	217,990
Asset-backed securities	192,979	337	(3,618)	189,698
Mortgage-backed securities	1,393,549	84	(162,265)	1,231,368
Total debt securities AFS	$1,944,298	$465	$(203,542)	$1,741,221

Debt Securities HTM
At December 31, 2024
Non-bank qualified obligations of states and political subdivisions	$29,992	$—	$(4,297)	$25,695
Mortgage-backed securities	2,009	—	(273)	1,736
Total debt securities HTM	$32,001	$—	$(4,570)	$27,431
At September 30, 2024
Non-bank qualified obligations of states and political subdivisions	$31,060	$—	$(2,668)	$28,392
Mortgage-backed securities	2,032	—	(188)	1,844
Total debt securities HTM	$33,092	$—	$(2,856)	$30,236

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in thousands)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Debt Securities AFS
At December 31, 2024
Corporate securities	$—	$—	$21,000	$(4,000)	$21,000	$(4,000)
SBA securities	—	—	30,528	(3,972)	30,528	(3,972)
Non-bank qualified obligations of states and political subdivisions	—	—	198,747	(34,436)	198,747	(34,436)
Asset-backed securities	48,261	(280)	84,879	(3,757)	133,140	(4,037)
Mortgage-backed securities	15,390	(249)	1,031,316	(203,397)	1,046,706	(203,646)
Total debt securities AFS	$63,651	$(529)	$1,366,470	$(249,562)	$1,430,121	$(250,091)
At September 30, 2024
Corporate securities	$—	$—	$19,750	$(5,250)	$19,750	$(5,250)
SBA securities	—	—	81,935	(4,101)	81,935	(4,101)
Obligations of state and political subdivisions	—	—	280	(21)	280	(21)
Non-bank qualified obligations of states and political subdivisions	—	—	215,956	(28,287)	215,956	(28,287)
Asset-backed securities	52,101	(176)	88,576	(3,442)	140,677	(3,618)
Mortgage-backed securities	2,377	(15)	1,215,781	(162,250)	1,218,158	(162,265)
Total debt securities AFS	$54,478	$(191)	$1,622,278	$(203,351)	$1,676,756	$(203,542)

Debt Securities HTM
At December 31, 2024
Non-bank qualified obligations of states and political subdivisions	$—	$—	$25,695	$(4,297)	$25,695	$(4,297)
Mortgage-backed securities	—	—	1,736	(273)	1,736	(273)
Total debt securities HTM	$—	$—	$27,431	$(4,570)	$27,431	$(4,570)
At September 30, 2024
Non-bank qualified obligations of states and political subdivisions	$—	$—	$28,392	$(2,668)	$28,392	$(2,668)
Mortgage-backed securities	—	—	1,844	(188)	1,844	(188)
Total debt securities HTM	$—	$—	$30,236	$(2,856)	$30,236	$(2,856)

The decrease in the fair value of investment securities balances when comparing December 31, 2024 to September 30, 2024 was primarily driven by the sale of $160.1 million debt securities AFS and principal pay downs during the three months. The sale of debt securities AFS in the current period stemmed from the close of the commercial insurance premium finance business sale and associated gain that was recognized. Individual securities were identified for sale upon close of the transaction. At December 31, 2024, there were 163 debt securities AFS in an unrealized loss position. Management assessed each investment security with unrealized losses for credit loss by evaluating qualitative factors, including materiality of loss position as a percentage of book value, credit ratings, outstanding principal and interest payments, and changes in the underlying implicit or explicit guarantee of the security, and determined all unrealized losses on these securities were due to adverse market conditions and/or change in interest rates versus credit loss. As part of that assessment, management evaluated and concluded that it is more-likely-than-not that the Company will not be required and does not intend to sell any of the securities prior to recovery of the amortized cost. At December 31, 2024, there was no allowance for credit losses ("ACL") for debt securities AFS.

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

(Dollars in thousands)	At December 31, 2024		At September 30, 2024
Debt Securities AFS	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$200	$199	$1,826	$1,796
Due after one year through five years	6,592	6,372	14,772	14,211
Due after five years through ten years	45,866	39,595	70,894	63,636
Due after ten years	426,825	387,218	463,257	430,210
	479,483	433,384	550,749	509,853
Mortgage-backed securities	1,250,352	1,046,706	1,393,549	1,231,368
Total debt securities AFS	$1,729,835	$1,480,090	$1,944,298	$1,741,221

Debt Securities HTM
Due after ten years	$29,992	$25,695	$31,060	$28,392
	29,992	25,695	31,060	28,392
Mortgage-backed securities	2,009	1,736	2,032	1,844
Total debt securities HTM	$32,001	$27,431	$33,092	$30,236

Federal Reserve Bank ("FRB") Stock. The Bank is required by federal law to subscribe to capital stock (divided into shares of $100 each) as a member of the FRB of Minneapolis with an amount equal to six per centum of the paid-up capital stock and surplus. One-half of the subscription is paid at time of application, and one-half is subject to call of the Board of Governors of the Federal Reserve System. FRB of Minneapolis stock held by the Bank totaled $19.7 million at December 31, 2024 and September 30, 2024. These equity securities are 'restricted' in that they can only be owned by member banks.

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

The FHLB stock is carried at cost since it is generally redeemable at par value. The carrying value of the stock held at the FHLB was $4.8 million and $16.3 million at December 31, 2024 and at September 30, 2024, respectively.

These equity securities are ‘restricted’ in that they can only be sold back to the respective institution from which they were acquired or another member institution at par. Therefore, FRB and FHLB stocks are less liquid than other marketable equity securities, and the cost approximates fair value.

Equity Securities. The Company held $3.6 million and $3.3 million in marketable equity securities within other assets on the Condensed Consolidated Statements of Financial Condition at December 31, 2024 and September 30, 2024, respectively. The Company recognized $0.1 million unrealized losses and $0.1 million unrealized gains on marketable equity securities during the three months ended December 31, 2024 and 2023, respectively. No such securities were sold during the three months ended December 31, 2024.

Non-marketable equity securities with a readily determinable fair value totaled $11.9 million and $11.8 million at December 31, 2024 and September 30, 2024, respectively. These securities are held within other assets on the Condensed Consolidated Statements of Financial Condition. The Company recognized $0.3 million in unrealized gains during the three months ended December 31, 2024 and 2023. No such securities were sold during the three months ended December 31, 2024.

Non-marketable equity securities without readily determinable fair value totaled $14.1 million and $13.6 million at December 31, 2024 and September 30, 2024, respectively, reflecting Company ownership interests in other entities through its Pathward Venture Capital, LLC, a wholly-owned service corporation subsidiary of the Bank that was formed in 2017 for the purpose of making minority equity investments and other corporate investments. During the quarter ended December 31, 2024, the Company recognized a $0.4 million gain on Visa shares, which is included in gain on sale of other on the Condensed Consolidated Statements of Operations, carried at a cost basis of $0. There was no additional such security sold during the three months ended December 31, 2024.

Equity Securities Impairment. The Company evaluates impairment for investments held at cost on at least an annual basis based on the ultimate recoverability of the par value. All other equity investments, including those under the equity method, are reviewed for other-than-temporary impairment on at least a quarterly basis. The Company recognized no impairment for such investments for the three months ended December 31, 2024 and 2023.

NOTE 5. LOANS AND LEASES, NET

Loans and leases consist of the following:

(Dollars in thousands)	December 31, 2024	September 30, 2024
Term lending	$1,735,539	$1,554,641
Asset-based lending	608,261	471,897
Factoring	364,477	362,295
Lease financing	138,305	152,174
SBA/USDA	595,965	568,628
Other commercial finance	174,097	185,964
Commercial finance	3,616,644	3,295,599
Consumer finance	280,001	248,800
Tax services	45,051	8,825
Warehouse finance	624,251	517,847
Total loans and leases	4,565,947	4,071,071
Net deferred loan origination costs (fees)	(3,266)	4,124
Total gross loans and leases	4,562,681	4,075,195
Allowance for credit losses	(48,977)	(45,336)
Total loans and leases, net	$4,513,704	$4,029,859

During the three months ended December 31, 2024 and 2023, the Company originated $853.1 million and $631.9 million of commercial finance and consumer finance as held for sale, respectively.

The Company sold held for sale loans resulting in proceeds of $618.4 million and a $4.4 million gain on sale during the three months ended December 31, 2024. The Company sold held for sale loans resulting in proceeds of $626.3 million and a nominal gain on sale during the three months ended December 31, 2023.

See Note 3. Divestitures to the Condensed Consolidated Financial Statements for further information on the sale of the Company's commercial insurance premium finance business.

Loans purchased and sold by portfolio segment, including participation interests, were as follows:

	Three Months Ended December 31,
(Dollars in thousands)	2024	2023
Loans Purchased
Loans held for investment:
Commercial finance	$19,540	$—
Warehouse finance	119,819	89,390
Total purchases	$139,359	$89,390
Loans Sold
Loans held for sale:
Commercial finance	$65,802	$3,872
Consumer finance	552,630	622,464
Total sales	$618,432	$626,336

Leasing Portfolio. The net investment in direct financing and sales-type leases was comprised of the following:

(Dollars in thousands)	December 31, 2024	September 30, 2024
Minimum lease payments receivable	$147,969	$162,757
Unguaranteed residual assets	8,097	9,300
Unamortized initial direct costs	129	102
Unearned income	(17,726)	(19,883)
Total net investment in direct financing and sales-type leases	$138,469	$152,276

The components of total lease income were as follows:

	Three Months Ended December 31,
(Dollars in thousands)	2024	2023
Interest income - loans and leases
Interest income on net investments in direct financing and sales-type leases	$3,187	$3,108

Leasing and equipment finance noninterest income
Lease income from operating lease payments	13,448	13,255
Other(1)	1,307	724
Total leasing and equipment finance noninterest income	14,755	13,979
Total lease income	$17,942	$17,087
(1) Other leasing and equipment finance noninterest income consists of gains (losses) on sales of leased equipment, fees and service charges on leases and gains (losses) on sales of leases.

Undiscounted future minimum lease payments receivable for direct financing and sales-type leases, and a reconciliation to the carrying amount recorded at December 31, 2024 were as follows:

(Dollars in thousands)
Remaining in 2025	$43,987
2026	42,905
2027	28,342
2028	16,599
2029	10,401
Thereafter	5,735
Total undiscounted future minimum lease payments receivable for direct financing and sales-type leases	147,969
Third-party residual value guarantees	—
Total carrying amount of direct financing and sales-type leases	$147,969

The Company did not record any contingent rental income from direct financing and sales-type leases in the three months ended December 31, 2024.

A number of factors that affected the economic environment in 2023 continued throughout 2024 including geopolitical conflict, supply chain disruptions, inflation, and increased interest rates, with the Federal Reserve beginning to lower the target federal funds rate at the end of 2024. The 2023 bank failures that were brought on by, among other things, rising interest rates, deposit outflows and liquidity crises also continued to impact the banking industry. Management continues to evaluate the loan and lease portfolio in order to assess the impact on repayment sources and underlying collateral that could result in additional losses and the impact to our customers and businesses as a result of these factors impacting the economy and will refine its estimate as developments occur and more information becomes available.

Activity in the allowance for credit losses by portfolio segment was as follows:

	Three Months Ended December 31, 2024
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$30,394	$7,289	$(8,375)	$617	$29,925
Asset-based lending	1,356	406	—	—	1,762
Factoring	5,757	(170)	(74)	252	5,765
Lease financing	1,189	(247)	(63)	2	881
Insurance premium finance	—	91	(93)	2	—
SBA/USDA	3,273	831	(297)	—	3,807
Other commercial finance	607	(186)	—	—	421
Commercial finance	42,576	8,014	(8,902)	873	42,561
Consumer finance	2,240	2,792	(33)	2	5,001
Tax services	2	1,301	(741)	228	790
Warehouse finance	518	107	—	—	625
Total loans and leases	45,336	12,214	(9,676)	1,103	48,977
Unfunded commitments(1)	695	(182)	—	—	513
Total	$46,031	$12,032	$(9,676)	$1,103	$49,490
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.

	Three Months Ended December 31, 2023
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$25,686	$5,822	$(5,121)	$626	$27,013
Asset-based lending	2,738	(1,510)	—	142	1,370
Factoring	6,566	751	(23)	139	7,433
Lease financing	3,302	766	(153)	93	4,008
Insurance premium finance	2,637	(239)	(365)	90	2,123
SBA/USDA	2,962	327	—	—	3,289
Other commercial finance	3,089	223	—	—	3,312
Commercial finance	46,980	6,140	(5,662)	1,090	48,548
Consumer finance	2,346	2,097	(63)	—	4,380
Tax services	2	1,356	(1,145)	294	507
Warehouse finance	377	(27)	—	—	350
Total loans and leases	49,705	9,566	(6,870)	1,384	53,785
Unfunded commitments(1)	272	324	—	—	596
Total	$49,977	$9,890	$(6,870)	$1,384	$54,381
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.

Information on loans and leases that are deemed to be collateral dependent and are evaluated individually for the ACL was as follows:

(Dollars in thousands)	At December 31, 2024	At September 30, 2024
Term lending	$14,034	$15,491
Lease financing	1,302	5,300
SBA/USDA	680	1,419
Commercial finance(1)	16,016	22,210
Total	$16,016	$22,210
(1) For commercial finance, collateral dependent financial assets have collateral in the form of cash, equipment, or other business assets.

Management has identified certain structured finance credits for alternative energy projects in which a substantial cash collateral account has been established to mitigate credit risk. Due to the nature of the transactions and significant cash collateral positions, these credits are evaluated individually. The balance of these pass rated cash collateral loans totaled $116.4 million and $105.1 million at December 31, 2024 and at September 30, 2024, respectively.

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

Loans and leases, or portions thereof, are generally charged off when collection of principal becomes doubtful. Typically, this is associated with a delay or shortfall in payments of 120 days or more for consumer credit products and leases, and 90 days or more for commercial finance loans. Action is taken to charge off electronic return originator ("ERO") loans if such loans have not been collected by the end of June and refund advance loans if such loans have not been collected by the end of the calendar year. The Company individually evaluates loans and leases that do not share similar risk characteristics with other financial assets, which generally means loans and leases identified as modifications or loans and leases on nonaccrual status.

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

The Company has various portfolios of consumer finance and tax services loans that present unique risks that are statistically managed. Due to the unique risks associated with these portfolios, the Company monitors other credit quality indicators in its evaluation of the appropriateness of the ACL on these portfolios, and as such, these loans are not included in the asset classification table below. The outstanding balances of consumer finance loans and tax services loans were $280.0 million and $45.1 million at December 31, 2024, respectively, and $248.8 million and $8.8 million at September 30, 2024, respectively. The amortized cost basis of loans and leases by asset classification and year of origination was as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At December 31, 2024	2025	2024	2023	2022	2021	Prior
Term lending
Pass	$166,954	$579,028	$406,327	$108,421	$73,456	$58,759	$—	$1,392,945
Watch	16,193	29,618	35,022	26,480	21,118	12,300	—	140,731
Special mention	1,160	57,525	6,151	8,911	16,720	332	—	90,799
Substandard	8,110	9,337	31,501	22,152	14,933	20,498	—	106,531
Doubtful	—	466	855	1,765	468	979	—	4,533
Total	192,417	675,974	479,856	167,729	126,695	92,868	—	1,735,539
Current period charge-offs	4,385	2,043	1,408	423	85	31	—	8,375
Asset-based lending
Pass	—	—	—	—	—	—	372,119	372,119
Watch	—	—	—	—	—	—	213,107	213,107
Special mention	—	—	—	—	—	—	19,510	19,510
Substandard	—	—	—	—	—	—	3,525	3,525
Total	—	—	—	—	—	—	608,261	608,261
Current period charge-offs	—	—	—	—	—	—	—	—
Factoring
Pass	—	—	—	—	—	—	295,712	295,712
Watch	—	—	—	—	—	—	63,573	63,573
Special mention	—	—	—	—	—	—	1,620	1,620
Substandard	—	—	—	—	—	—	3,553	3,553
Doubtful	—	—	—	—	—	—	19	19
Total	—	—	—	—	—	—	364,477	364,477
Current period charge-offs	—	—	—	—	—	—	74	74
Lease financing
Pass	8,349	41,145	40,805	10,546	7,156	7,854	—	115,855
Watch	—	703	3,046	61	387	1,877	—	6,074
Special mention	—	—	235	253	—	177	—	665
Substandard	—	—	6,489	2,276	5,758	1,185	—	15,708
Doubtful	—	—	—	—	3	—	—	3
Total	8,349	41,848	50,575	13,136	13,304	11,093	—	138,305
Current period charge-offs	—	—	—	31	32	—	—	63
Insurance premium finance
Current period charge-offs	62	31	—	—	—	—	—	93
SBA/USDA
Pass	10,265	83,724	169,125	175,510	20,514	65,396	—	524,534
Watch	—	6,218	6,813	2,140	631	3,805	—	19,607
Special mention	—	—	—	—	156	361	—	517
Substandard	—	795	16,859	12,031	1,984	19,369	—	51,038
Doubtful	—	—	—	55	55	159	—	269
Total	10,265	90,737	192,797	189,736	23,340	89,090	—	595,965

Current period charge-offs	—	171	—	—	14	112	—	297
Other commercial finance
Pass	369	71,724	2,180	144	12,234	67,632	—	154,283
Watch	—	—	2,466	—	—	—	—	2,466
Substandard	—	—	493	—	16,855	—	—	17,348
Total	369	71,724	5,139	144	29,089	67,632	—	174,097
Current period charge-offs	—	—	—	—	—	—	—	—
Warehouse finance
Pass	—	—	—	—	—	—	624,251	624,251
Total	—	—	—	—	—	—	624,251	624,251
Current period charge-offs	—	—	—	—	—	—	—	—
Total loans and leases
Pass	185,937	775,621	618,437	294,621	113,360	199,641	1,292,082	3,479,699
Watch	16,193	36,539	47,347	28,681	22,136	17,982	276,680	445,558
Special mention	1,160	57,525	6,386	9,164	16,876	870	21,130	113,111
Substandard	8,110	10,132	55,342	36,459	39,530	41,052	7,078	197,703
Doubtful	—	466	855	1,820	526	1,138	19	4,824
Total	$211,400	$880,283	$728,367	$370,745	$192,428	$260,683	$1,596,989	$4,240,895
Current period charge-offs	$4,447	$2,245	$1,408	$454	$131	$143	$74	$8,902

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At September 30, 2024	2024	2023	2022	2021	2020	Prior
Term lending
Pass	$548,597	$398,832	$117,180	$77,585	$42,950	$24,166	$—	$1,209,310
Watch	47,765	52,317	34,964	31,025	2,720	2,312	—	171,103
Special mention	44,617	3,106	9,121	14,772	7,238	2	—	78,856
Substandard	9,798	24,187	18,537	11,660	18,894	2,631	—	85,707
Doubtful	4,314	1,465	2,247	758	114	767	—	9,665
Total	655,091	479,907	182,049	135,800	71,916	29,878	—	1,554,641
Current period charge-offs	114	3,102	8,502	3,576	2,184	715	—	18,193
Asset-based lending
Pass	—	—	—	—	—	—	233,268	233,268
Watch	—	—	—	—	—	—	221,521	221,521
Special mention	—	—	—	—	—	—	13,187	13,187
Substandard	—	—	—	—	—	—	3,921	3,921
Total	—	—	—	—	—	—	471,897	471,897
Current period charge-offs	—	—	—	—	—	—	—	—
Factoring
Pass	—	—	—	—	—	—	292,436	292,436
Watch	—	—	—	—	—	—	62,270	62,270
Special mention	—	—	—	—	—	—	271	271
Substandard	—	—	—	—	—	—	7,306	7,306
Doubtful	—	—	—	—	—	—	12	12
Total	—	—	—	—	—	—	362,295	362,295
Current period charge-offs	—	—	—	—	—	—	2,453	2,453
Lease financing
Pass	44,883	48,851	12,862	7,101	7,938	1,733	—	123,368
Watch	1,837	3,537	370	6,264	1,362	40	—	13,410
Special mention	—	250	—	—	174	—	—	424
Substandard	—	6,691	2,723	2,717	2,069	603	—	14,803
Doubtful	—	—	—	138	31	—	—	169
Total	46,720	59,329	15,955	16,220	11,574	2,376	—	152,174
Current period charge-offs	—	—	—	207	80	—	—	287
Insurance premium finance

Current period charge-offs	86	890	173	—	—	—	—	1,149
SBA/USDA
Pass	60,636	171,136	179,490	20,825	28,588	39,319	—	499,994
Watch	5,244	6,967	—	639	10	3,026	—	15,886
Special mention	—	—	—	156	—	363	—	519
Substandard	1,037	15,923	12,158	2,003	9,519	11,134	—	51,774
Doubtful	—	185	55	55	62	98	—	455
Total	66,917	194,211	191,703	23,678	38,179	53,940	—	568,628
Current period charge-offs	—	549	79	—	127	—	—	755
Other commercial finance
Pass	73,330	2,210	6,685	12,351	1,274	70,203	—	166,053
Watch	—	2,480	—	—	—	—	—	2,480
Substandard	—	508	—	16,923	—	—	—	17,431
Total	73,330	5,198	6,685	29,274	1,274	70,203	—	185,964
Current period charge-offs	—	—	—	—	—	—	—	—
Warehouse finance
Pass	—	—	—	—	—	—	517,847	517,847
Total	—	—	—	—	—	—	517,847	517,847
Current period charge-offs	—	—	—	—	—	—	—	—
Total loans and leases
Pass	727,446	621,029	316,217	117,862	80,750	135,421	1,043,551	3,042,276
Watch	54,846	65,301	35,334	37,928	4,092	5,378	283,791	486,670
Special mention	44,617	3,356	9,121	14,928	7,412	365	13,458	93,257
Substandard	10,835	47,309	33,418	33,303	30,482	14,368	11,227	180,942
Doubtful	4,314	1,650	2,302	951	207	865	12	10,301
Total	$842,058	$738,645	$396,392	$204,972	$122,943	$156,397	$1,352,039	$3,813,446
Current period charge-offs	$200	$4,541	$8,754	$3,783	$2,391	$715	$2,453	$22,837

Past due loans and leases were as follows:

	At December 31, 2024
	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Nonaccrual Balance	Total
Loans held for sale	$—	$—	$—	$—	$72,648	$72,648	$—	$—	$—

Term lending	19,298	4,901	20,122	44,321	1,691,218	1,735,539	5,010	22,226	27,236
Asset-based lending	—	—	—	—	608,261	608,261	—	603	603
Factoring	—	—	—	—	364,477	364,477	—	561	561
Lease financing	4,278	3,878	1,440	9,596	128,709	138,305	59	2,038	2,097
SBA/USDA	1,504	187	1,983	3,674	592,291	595,965	486	1,803	2,289
Other commercial finance	—	—	—	—	174,097	174,097	—	—	—
Commercial finance	25,080	8,966	23,545	57,591	3,559,053	3,616,644	5,555	27,231	32,786
Consumer finance	4,502	2,936	2,423	9,861	270,140	280,001	2,423	—	2,423
Tax services	—	—	—	—	45,051	45,051	—	—	—
Warehouse finance	—	—	—	—	624,251	624,251	—	—	—
Total loans and leases held for investment	29,582	11,902	25,968	67,452	4,498,495	4,565,947	7,978	27,231	35,209
Total loans and leases	$29,582	$11,902	$25,968	$67,452	$4,571,143	$4,638,595	$7,978	$27,231	$35,209

	At September 30, 2024
	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Nonaccrual Balance	Total
Loans held for sale	$2,266	$1,361	$1,050	$4,677	$684,193	$688,870	$1,050	$—	$1,050

Term lending	19,776	5,124	17,694	42,594	1,512,047	1,554,641	1,923	23,462	25,385
Asset-based lending	—	—	—	—	471,897	471,897	—	—	—
Factoring	—	—	—	—	362,295	362,295	—	29	29
Lease financing	3,605	1,595	109	5,309	146,865	152,174	60	746	806
SBA/USDA	—	952	2,172	3,124	565,504	568,628	331	2,175	2,506
Other commercial finance	—	—	—	—	185,964	185,964	—	—	—
Commercial finance	23,381	7,671	19,975	51,027	3,244,572	3,295,599	2,314	26,412	28,726
Consumer finance	3,962	3,186	3,053	10,201	238,599	248,800	3,053	—	3,053
Tax services	—	—	8,733	8,733	92	8,825	8,733	—	8,733
Warehouse finance	—	—	—	—	517,847	517,847	—	—	—
Total loans and leases held for investment	27,343	10,857	31,761	69,961	4,001,110	4,071,071	14,100	26,412	40,512
Total loans and leases	$29,609	$12,218	$32,811	$74,638	$4,685,303	$4,759,941	$15,150	$26,412	$41,562

Nonaccrual loans and leases by year of origination were as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
At December 31, 2024	2025	2024	2023	2022	2021	Prior
Term lending	$—	$5,456	$6,958	$4,703	$1,200	$3,909	$—	$22,226	$6,552
Asset-based lending	—	—	—	—	—	—	603	603	—
Factoring	—	—	—	—	—	—	561	561	—
Lease financing	—	—	533	—	1,323	182	—	2,038	—
SBA/USDA	—	—	513	90	55	1,145	—	1,803	—
Commercial finance	—	5,456	8,004	4,793	2,578	5,236	1,164	27,231	6,552
Total nonaccrual loans and leases	$—	$5,456	$8,004	$4,793	$2,578	$5,236	$1,164	$27,231	$6,552

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
At September 30, 2024	2024	2023	2022	2021	2020	Prior
Term lending	$9,281	$3,433	$5,369	$1,386	$625	$3,368	$—	$23,462	$2,579
Factoring	—	—	—	—	—	—	29	29	—
Lease financing	—	577	11	46	2	110	—	746	—
SBA/USDA	—	738	55	55	742	585	—	2,175	681
Commercial finance	9,281	4,748	5,435	1,487	1,369	4,063	29	26,412	3,260
Total nonaccrual loans and leases	$9,281	$4,748	$5,435	$1,487	$1,369	$4,063	$29	$26,412	$3,260

Loans and leases that are 90 days or more delinquent and accruing by year of origination were as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At December 31, 2024	2025	2024	2023	2022	2021	Prior
Term lending	$—	$—	$—	$560	$4,448	$2	$—	$5,010
Lease financing	—	55	1	—	1	2	—	59
SBA/USDA	—	—	—	330	156	—	—	486
Commercial finance	—	55	1	890	4,605	4	—	5,555
Consumer finance	—	976	1,235	190	22	—	—	2,423
Total loans and leases held for investment	—	1,031	1,236	1,080	4,627	4	—	7,978
Total 90 days or more delinquent and accruing	$—	$1,031	$1,236	$1,080	$4,627	$4	$—	$7,978

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At September 30, 2024	2024	2023	2022	2021	2020	Prior
Loans held for sale	$1,031	$19	$—	$—	$—	$—	$—	$1,050
Term lending	—	621	354	719	217	12	—	1,923
Lease financing	—	—	—	2	58	—	—	60
SBA/USDA	—	—	331	—	—	—	—	331
Commercial finance	—	621	685	721	275	12	—	2,314
Consumer finance	736	1,841	388	88	—	—	—	3,053
Tax services	8,733	—	—	—	—	—	—	8,733
Total loans and leases held for investment	9,469	2,462	1,073	809	275	12	—	14,100
Total 90 days or more delinquent and accruing	$10,500	$2,481	$1,073	$809	$275	$12	$—	$15,150

Certain loans and leases 90 days or more past due as to interest or principal continue to accrue because they are (1) well-secured and in the process of collection or (2) consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due.

The following table provides the average recorded investment in nonaccrual loans and leases:

	Three Months Ended December 31,
(Dollars in thousands)	2024	2023
Term lending	$23,208	$17,419
Asset-based lending	591	9,711
Factoring	265	1,180
Lease financing	1,565	1,623
SBA/USDA	1,900	1,488
Commercial finance	27,529	31,421
Total loans and leases	$27,529	$31,421

The recognized interest income on the Company's nonaccrual loans and leases for the three months ended December 31, 2024 and 2023 was not significant.

Modifications made to borrowers experiencing financial difficulty during the three months ended December 31, 2024 were $3.3 million in the commercial finance loan portfolio. The types of modifications granted were term extensions. Modifications made to borrowers experiencing financial difficulty during the three months ended December 31, 2023 were insignificant.

During the three months ended December 31, 2024, the Company had $1.4 million of commercial finance loans where a modification was granted in the previous 12 months in which there was a payment default. As of December 31, 2024, no modifications granted were in the 60-89 days past due category. During the three months ended December 31, 2023, there were no modifications granted in the previous 12 months in which there was a payment default.

NOTE 6. EARNINGS PER COMMON SHARE ("EPS")

The Company has granted restricted share awards with dividend rights that are considered to be participating securities. Accordingly, a portion of the Company’s earnings is allocated to those participating securities in the earnings per share calculation under the two-class method. Basic EPS is computed using the two-class method by dividing income available to common stockholders after the allocation of dividends and undistributed earnings to the participating securities by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated using the more dilutive of the two-class method or the treasury stock method. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, and is computed after giving consideration to the weighted average dilutive effect upon vesting of performance share units ("PSUs") and restricted stock grants, and after the allocation of earnings to the participating securities. Antidilutive securities are disregarded in earnings per share calculations. Diluted EPS shown below reflects the two-class method, as diluted EPS under the two-class method was more dilutive than under the treasury stock method.

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted earnings per share is presented below.

	Three Months Ended December 31,
(Dollars in thousands, except per share data)	2024	2023
Basic income per common share:
Net income attributable to Pathward Financial, Inc.	$31,427	$27,657
Dividends and undistributed earnings allocated to participating securities	(130)	(220)
Basic net earnings available to common stockholders	31,297	27,437
Undistributed earnings allocated to nonvested restricted stockholders	125	210
Reallocation of undistributed earnings to nonvested restricted stockholders	(125)	(210)
Diluted net earnings available to common stockholders	$31,297	$27,437

Total weighted-average basic common shares outstanding	24,221,697	25,776,845
Effect of dilutive securities(1)
PSUs	58,674	24,693
Total effect of dilutive securities	58,674	24,693
Total weighted-average diluted common shares outstanding	24,280,371	25,801,538

Net earnings per common share:
Basic earnings per common share	$1.29	$1.06
Diluted earnings per common share(2)	$1.29	$1.06
(1) Represents the effect of the assumed vesting of PSUs and restricted stock, as applicable, utilizing the treasury stock method.
(2) Excluded from the computation of diluted earnings per share for the three months ended December 31, 2024 and 2023, respectively, were 100,406 and 207,074 weighted average shares of nonvested restricted stock because their inclusion would be anti-dilutive.

NOTE 7. RENTAL EQUIPMENT, NET

Rental equipment consists of the following:

(Dollars in thousands)	December 31, 2024	September 30, 2024
Computers and IT networking equipment	$18,219	$21,308
Motor vehicles and other	148,940	140,920
Other furniture and equipment	37,195	38,755
Solar panels and equipment	129,821	128,296
Total	334,175	329,279

Accumulated depreciation	(128,425)	(124,987)
Unamortized initial direct costs	1,004	1,047
Net book value	$206,754	$205,339

Future minimum lease payments expected to be received for operating leases at December 31, 2024 were as follows:

(Dollars in thousands)
Remaining in 2025	$31,957
2026	34,726
2027	26,540
2028	17,823
2029	12,010
Thereafter	6,178
Total	$129,234

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

The Company held a total of $297.9 million of goodwill at December 31, 2024. The recorded goodwill is a result of multiple business combinations that occurred from 2015 to 2018. During the three months ended December 31, 2024, the Company closed on the sale of the commercial insurance premium finance business and derecognized the goodwill associated with that reporting unit. The goodwill was included in the carrying amount of the disposed business. See Note 3. Divestitures to the Condensed Consolidated Financial Statements for further information.

The changes in the carrying amount of the Company's goodwill were as follows:

(Dollars in thousands)	Consumer	Commercial	Corporate Services/Other	Total
At September 30, 2024	$87,145	$222,360	$—	$309,505
Divestiture	—	(11,577)	—	(11,577)
At December 31, 2024	$87,145	$210,783	$—	$297,928

At September 30, 2023	$87,145	$222,360	$—	$309,505
At December 31, 2023	$87,145	$222,360	$—	$309,505

The changes in the carrying amount of the Company’s intangible assets during the three months ended December 31, 2024 include certain intangibles disposed of as part of the commercial insurance premium finance business sale. The relevant intangibles were included in the carrying amount of the disposed business. See Note 3. Divestitures to the Condensed Consolidated Financial Statements for further information.

(Dollars in thousands)	Trademark(1)	Non-Compete	Customer Relationships(2)	All Others(3)	Total
At September 30, 2024	$6,422	$—	$6,566	$3,601	$16,589
Amortization during the period	(269)	—	(411)	(132)	(812)
Write-offs and disposals during the period	—	—	(631)	—	(631)
At December 31, 2024	$6,153	$—	$5,524	$3,469	$15,146

Gross carrying amount	$13,774	$301	$70,338	$7,732	$92,145
Accumulated amortization	(7,621)	(301)	(53,896)	(4,110)	(65,928)
Accumulated impairment	—	—	(10,918)	(153)	(11,071)
At December 31, 2024	$6,153	$—	$5,524	$3,469	$15,146

At September 30, 2023	$7,477	$—	$9,110	$4,133	$20,720
Amortization during the period	(264)	—	(587)	(133)	(984)
At December 31, 2023	$7,213	$—	$8,523	$4,000	$19,736

Gross carrying amount	$13,774	$301	$77,578	$7,798	$99,451
Accumulated amortization	(6,561)	(301)	(58,137)	(3,579)	(68,578)
Accumulated impairment	—	—	(10,918)	(219)	(11,137)
At December 31, 2023	$7,213	$—	$8,523	$4,000	$19,736
(1) Book amortization period of 5-15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 10-30 years. Amortized using the accelerated method.
(3) Book amortization period of 3-20 years. Amortized using the straight line method.

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in the remaining nine months of fiscal 2025 and subsequent fiscal years at December 31, 2024 was as follows:

(Dollars in thousands)
Remaining in 2025	$2,620
2026	3,109
2027	2,489
2028	2,200
2029	1,585
Thereafter	3,143
Total anticipated intangible amortization	$15,146

There were no impairments to intangible assets during the three months ended December 31, 2024 and 2023. Intangible impairment expense is recorded within the impairment expense line of the Condensed Consolidated Statements of Operations.

NOTE 9. OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease right-of-use ("ROU") assets, included in other assets, were $22.6 million and $24.4 million at December 31, 2024 and September 30, 2024, respectively.

Operating lease liabilities, included in accrued expenses and other liabilities, were $23.8 million and $26.0 million at December 31, 2024 and September 30, 2024, respectively.

The decreases in lease ROU assets and liabilities relate to normal amortization and lease payments made during the three months ended December 31, 2024, but also include adjustments for lease assignments that occurred as a result of the commercial insurance premium finance business sale during the quarter. Two office locations, Newport Beach, California and Addison, Texas, were included in the sale of the commercial insurance premium finance business and the relevant lease ROU assets and liabilities are no longer reflected in the Company's Condensed Consolidated Financial Statements after the transaction closed. The derecognition of the relevant lease ROU assets and liabilities resulted in a $0.5 million gain on remeasurement that was recognized as part of the overall gain on divestitures from the commercial insurance premium finance business sale. See Note 3. Divestitures to the Condensed Consolidated Financial Statements for further information.

Undiscounted future minimum operating lease payments and a reconciliation to the amount recorded as operating lease liabilities at December 31, 2024 were as follows:

(Dollars in thousands)
Remaining in 2025	$2,535
2026	3,048
2027	2,856
2028	2,816
2029	2,841
Thereafter	12,703
Total undiscounted future minimum lease payments	26,799
Discount	(3,049)
Total operating lease liabilities	$23,750

The weighted-average discount rate and remaining lease term for operating leases were as follows:

	December 31, 2024	September 30, 2024
Weighted-average discount rate	2.50%	2.45%
Weighted-average remaining lease term (years)	8.91	8.78

The components of total lease costs for operating leases were as follows:

	Three Months Ended December 31,
(Dollars in thousands)	2024	2023
Lease expense	$919	$1,025
Short-term and variable lease cost	21	(7)
Sublease income	(352)	(370)
Total lease cost for operating leases	$588	$648

NOTE 10. STOCKHOLDERS' EQUITY

Repurchase of Common Stock. The Company's Board of Directors authorized the September 3, 2021 share repurchase program to repurchase up to 6,000,000 shares of the Company's outstanding common stock. This authorization was effective from September 3, 2021 through September 30, 2024, with 146,435 shares authorized by this repurchase program not repurchased when it expired. On August 25, 2023, the Company's Board of Directors announced a share repurchase program to repurchase up to an additional 7,000,000 shares of the Company's outstanding common stock on or before September 30, 2028. During the three months ended December 31, 2024 and 2023, the Company repurchased 701,860 and 232,588 shares, respectively, as part of the share repurchase programs.

Under the repurchase programs, repurchased shares were retired and designated as authorized but unissued shares. The Company accounts for repurchased shares using the par value method under which the repurchase price is credited to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. As of December 31, 2024, 6,298,140 shares of common stock remained available for repurchase.

For the three months ended December 31, 2024 and 2023, the Company also repurchased 66,446 and 103,641 shares, or $4.6 million and $4.9 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Retirement of Treasury Stock. The Company accounts for the retirement of repurchased shares, including treasury stock, using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. The Company retired no shares of common stock held in treasury during the three months ended December 31, 2024 and 2023.

NOTE 11. STOCK COMPENSATION

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

The following tables show the activity of share awards (including shares of restricted stock subject to vesting, fully-vested restricted stock, and PSUs) granted, exercised or forfeited under all of the Company's incentive plans during the three months ended December 31, 2024.

	Number of Shares	Weighted Average Fair Value at Grant
Restricted Stock Awards
Nonvested shares outstanding, September 30, 2024	248,670	$41.19
Granted	—	—
Vested	(164,069)	37.80
Forfeited or expired	(782)	50.15
Nonvested shares outstanding, December 31, 2024	83,819	$47.75
Restricted Stock Units
Nonvested shares outstanding, September 30, 2024	—	$—
Granted	84,038	79.66
Vested	—	—
Forfeited or expired	—	—
Nonvested shares outstanding, December 31, 2024	84,038	$79.66
	Number of Units	Weighted Average Fair Value at Grant
PSUs outstanding, September 30, 2024	142,462	$47.24
Granted	33,136	79.63
Vested	(34,304)	57.21
Forfeited or expired	—	—
PSUs outstanding, December 31, 2024	141,294	$52.42

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

As of December 31, 2024, stock-based compensation expense not yet recognized in income totaled $13.7 million, which is expected to be recognized over a weighted average remaining period of 1.95 years.

NOTE 12. INCOME TAXES

The Company recorded an income tax expense of $6.3 million for the three months ended December 31, 2024, resulting in an effective tax rate of 16.60%, compared to an income tax expense of $5.7 million, or an effective tax rate of 17.00%, for the three months ended December 31, 2023. The Company’s effective tax rate was lower than the U.S. statutory rate of 21% primarily because of the effect of investment tax credits during fiscal year 2025. The Company's effective tax rate in the future will depend in part on actual investment tax credits generated from qualified renewable energy property.

The table below compares the income tax expense components for the periods presented.

	Three Months Ended December 31,
(Dollars in thousands)	2024	2023
Provision at statutory rate	$7,921	$7,009
Tax-exempt income	(168)	(174)
State income taxes	1,243	1,228
Interim period effective rate adjustment	1,659	2,806
Tax credit investments, net - federal	(3,167)	(4,377)
IRC 162(m) nondeductible compensation	55	(280)
Other, net	(1,249)	(493)
Income tax expense	$6,294	$5,719
Effective tax rate	16.60%	17.00%

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

(Dollars in thousands)	Consumer		Commercial		Corporate Services/Other		Consolidated Company
Three Months Ended December 31,	2024	2023	2024	2023	2024	2023	2024	2023
Net interest income(1)	$69,127	$59,356	$46,111	$45,881	$895	$4,799	$116,133	$110,036
Noninterest income:
Refund transfer product fees	410	422	—	—	—	—	410	422
Refund advance fee income(1)	459	111	—	—	—	—	459	111
Card and deposit fees	28,828	30,507	232	236	6	7	29,066	30,750
Rental income(1)	—	—	13,508	13,235	200	224	13,708	13,459
(Loss) on sale of securities(1)	—	—	—	—	(15,671)	—	(15,671)	—
Gain on divestitures(1)	—	—	—	—	16,404	—	16,404	—
Gain (loss) on sale of loans and leases(1)	40	(31)	4,338	—	—	—	4,378	(31)
Gain on sale of other(1)	—	—	531	362	456	2,509	987	2,871
Other income(1)	3,864	1,778	2,630	2,166	1,143	1,235	7,637	5,179
Total noninterest income	33,601	32,787	21,239	15,999	2,538	3,975	57,378	52,761
Revenue	$102,728	$92,143	$67,350	$61,880	$3,433	$8,774	$173,511	$162,797
(1) These revenues are not within the scope of Topic 606. Additional details are included in other footnotes to the accompanying financial statements. The scope of Topic 606 explicitly excludes net interest income as well as many other revenues for financial assets and liabilities, including loans, leases, and securities.

Following is a discussion of key revenues within the scope of Topic 606. The Company provides services to customers that have related performance obligations that must be completed to recognize revenue. Revenues are generally recognized immediately upon the completion of the service or over time as services are performed. Any services performed over time generally require that the Company renders services each period; therefore, the Company measures progress in completing these services based upon the passage of time. Revenue from contracts with customers did not generate significant contract assets and liabilities for the three months ended December 31, 2024.

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

The following table presents segment data for the Company:

(Dollars in thousands)	Consumer		Commercial		Corporate Services/Other		Total
Three Months Ended December 31,	2024	2023	2024	2023	2024	2023	2024	2023
Net interest income	$69,127	$59,356	$46,111	$45,881	$895	$4,799	$116,133	$110,036
Provision for (reversal of) credit loss	4,095	3,454	7,831	6,463	106	(27)	12,032	9,890
Noninterest income	33,601	32,787	21,239	15,999	2,538	3,975	57,378	52,761
Noninterest expense	49,142	50,013	32,765	34,856	41,652	34,405	123,559	119,274
Income (loss) before income tax expense	49,491	38,676	26,754	20,561	(38,325)	(25,604)	37,920	33,633

Total assets	535,134	563,706	4,086,116	4,206,522	3,001,092	3,157,209	7,622,342	7,927,437
Total goodwill	87,145	87,145	210,783	222,360	—	—	297,928	309,505
Total deposits	6,305,236	6,587,052	1,439	3,669	212,278	345,334	6,518,953	6,936,055

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

Debt Securities AFS and HTM. Debt securities AFS are recorded at fair value on a recurring basis and debt securities HTM are carried at amortized cost.

The fair value of debt securities AFS, categorized primarily as Level 2, is recorded using prices obtained from independent asset pricing services that are based on observable transactions, but not quoted markets. Management reviews the prices obtained from independent asset pricing services for unusual fluctuations and compares to current market trading activity.

Equity Securities. Marketable equity securities and certain non-marketable equity securities are recorded at fair value on a recurring basis. The fair values of marketable equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs).

The following tables summarize the fair values of debt securities AFS and equity securities as they are measured at fair value on a recurring basis.

	At December 31, 2024
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Debt securities AFS
Corporate securities	$21,000	$—	$21,000	$—
SBA securities	30,529	—	30,529	—
Obligations of states and political subdivisions	200	—	200	—
Non-bank qualified obligations of states and political subdivisions	200,725	—	200,725	—
Asset-backed securities	180,930	—	180,930	—
Mortgage-backed securities	1,046,706	—	1,046,706	—
Total debt securities AFS	$1,480,090	$—	$1,480,090	$—
Common equities and mutual funds(1)	$3,563	$3,563	$—	$—
Non-marketable equity securities(2)	$11,870	$—	$—	$—
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at December 31, 2024.
(2) Consists of certain non-marketable equity securities that are measured at fair value using net asset value ("NAV") per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

	At September 30, 2024
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Debt securities AFS
Corporate securities	$19,750	$—	$19,750	$—
SBA securities	81,935	—	81,935	—
Obligations of states and political subdivisions	480	—	480	—
Non-bank qualified obligations of states and political subdivisions	217,990	—	217,990	—
Asset-backed securities	189,698	—	189,698	—
Mortgage-backed securities	1,231,368	—	1,231,368	—
Total debt securities AFS	$1,741,221	$—	$1,741,221	$—
Common equities and mutual funds(1)	$3,303	$3,303	$—	$—
Non-marketable equity securities(2)	$11,828	$—	$—	$—
(1) Equity securities at fair value are included within other assets on the Consolidated Statements of Financial Condition at September 30, 2024.
(2) Consists of certain non-marketable equity securities that are measured at fair value using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

Loans and Leases. The Company does not record loans and leases at fair value on a recurring basis. However, if a loan or lease is individually evaluated for risk of credit loss and repayment is expected to be solely provided by the values of the underlying collateral, the Company measures fair value on a nonrecurring basis. Fair value is determined by the fair value of the underlying collateral less estimated costs to sell. The fair value of the collateral is determined based on the internal estimates and/or assessment provided by third-party appraisers and the valuation relies on discount rates ranging from 3% to 45%.

The following tables summarize the assets of the Company that are measured at fair value in the Condensed Consolidated Statements of Financial Condition on a nonrecurring basis:

	At December 31, 2024
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases, net individually evaluated for credit loss
Commercial finance	$4,751	$—	$—	$4,751
Total loans and leases, net individually evaluated for credit loss	4,751	—	—	4,751
Total	$4,751	$—	$—	$4,751

	At September 30, 2024
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases, net individually evaluated for credit loss
Commercial finance	$7,652	$—	$—	$7,652
Total loans and leases, net individually evaluated for credit loss	7,652	—	—	7,652
Total	$7,652	$—	$—	$7,652

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value at December 31, 2024	Fair Value at September 30, 2024	Valuation Technique	Unobservable Input	Range of Inputs
Loans and leases, net individually evaluated for credit loss	$4,751	$7,652	Market approach	Appraised values(1)	3% - 45%
(1) The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimating selling costs and other inputs in a range of 3% to 45%.

Management discloses the estimated fair value of financial instruments, including assets and liabilities on and off the Condensed Consolidated Statements of Financial Condition, for which it is practicable to estimate fair value. These fair value estimates were made at December 31, 2024 and September 30, 2024 based on relevant market information and information about financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, since there is no active market for certain financial instruments of the Company, the estimates of fair value are subjective in nature, involve uncertainties, and include matters of significant judgment. Changes in assumptions as well as tax considerations could significantly affect the estimated values. Accordingly, the aggregate fair value estimates are not intended to represent the underlying value of the Company, on either a going concern or a liquidation basis.

The following tables present the carrying amount and estimated fair value of the financial instruments held by the Company:

	At December 31, 2024
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$597,396	$597,396	$597,396	$—	$—
Debt securities available for sale	1,480,090	1,480,090	—	1,480,090	—
Debt securities held to maturity	32,001	27,431	—	27,431	—
Common equities and mutual funds(1)	3,563	3,563	3,563	—	—
Non-marketable equity securities(1)(2)	21,569	21,569	—	9,699	—
Loans held for sale	72,648	72,648	—	72,648	—
Loans and leases	4,565,947	4,501,798	—	—	4,501,798
Federal Reserve Bank and Federal Home Loan Bank stocks	24,454	24,454	—	24,454	—
Accrued interest receivable	35,279	35,279	35,279	—	—
Financial liabilities
Deposits	6,518,953	6,518,852	6,514,740	4,112	—
Other short- and long-term borrowings	33,380	32,332	—	32,332	—
Accrued interest payable	771	771	771	—	—
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at December 31, 2024.
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

NOTE 16. SUBSEQUENT EVENTS

Management has evaluated subsequent events that occurred after December 31, 2024. During this period, up to the filing date of this Quarterly Report on Form 10-Q, management did not identify any material subsequent events that would require recognition or disclosure in our Condensed Consolidated Financial Statements as of or for the quarter ended December 31, 2024.

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

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” "target," or the negative of those terms, or other words of similar meaning or similar expressions. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements are based on information currently available to us and assumptions about future events, and include statements with respect to the Company’s beliefs, expectations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such risks, uncertainties and other factors may cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Such statements address, among others, the following subjects: future operating results including our performance expectations; progress on key strategic initiatives; expected results of our partnerships; impacts of our improved data analytics, underwriting, and monitoring processes; expected nonperforming loan resolutions and net charge-off rates; the performance of our securities portfolio; future effective tax rate; the impact of card balances related to government stimulus programs; customer retention; loan and other product demand; new products and services; credit quality; the level of net charge-offs and the adequacy of the allowance for credit losses; and technology. The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: maintaining our executive management team; expected growth opportunities may not be realized or may take longer to realize than expected; the potential adverse effects of unusual and infrequently occurring events, including the impact on financial markets from geopolitical conflicts such as the military conflicts in Ukraine and the Middle East, weather-related disasters, or public health events, such as pandemics, and any governmental or societal responses thereto; our ability to successfully implement measures designed to reduce expenses and increase efficiencies; changes in trade, monetary, and fiscal policies and laws, including actual changes in interest rates and the federal funds rate, and their related impacts on macroeconomic conditions, customer behavior, funding costs and loan and securities portfolios; changes in tax laws; the strength of the United States' economy, and the local economies in which the Company operates; adverse developments in the financial services industry generally such as bank failures, responsive measures to mitigate and manage such developments, related supervisory and regulatory actions and costs, and related impacts on customer behavior; inflation, market, and monetary fluctuations; our liquidity and capital positions, including the sufficiency of our liquidity; the timely and efficient development of new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value and acceptance of these products and services by users; Pathward's ability to maintain its Durbin Amendment exemption; the risks of dealing with or utilizing third parties, including, in connection with the Company’s prepaid card and tax refund advance businesses, the risk of reduced volume of refund advance loans as a result of reduced customer demand for or usage of Pathward’s strategic partners’ refund advance products; our relationship with, and any actions which may be initiated by, our regulators, and any related increases in compliance and other costs; changes in financial services laws and regulations, including laws and regulations relating to the tax refund industry; technological changes, including, but not limited to, the protection of our electronic systems and information; the impact of acquisitions and divestitures; litigation risk; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by Pathward of its status as a well-capitalized institution; changes in consumer borrowing, spending, and saving habits; losses from fraudulent or illegal activity; technological risks and developments and cyber threats, attacks, or events; and the success of the Company at maintaining its high quality asset level and managing and collecting assets of borrowers in default should problem assets increase.

The foregoing list of factors is not exclusive. We caution you not to place undue reliance on these forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q speak only as of the date hereof. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in its entirety by the cautionary statements contained or referred to in this section. Additional discussions of factors affecting the Company’s business and prospects are reflected under the caption “Risk Factors” and in other sections of the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended September 30, 2024, and in the Company's other filings made with the SEC. The Company expressly disclaims any intent or obligation to update, revise, or clarify any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company or its subsidiaries, whether as a result of new information, changed circumstances, or future events or for any other reason.

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

The following discussion focuses on the consolidated financial condition of the Company at December 31, 2024, compared to September 30, 2024, and the consolidated results of operations for the three months ended December 31, 2024 and 2023. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the fiscal year ended September 30, 2024 and the related management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

EXECUTIVE SUMMARY

Company Highlights and Business Developments

•On October 31, 2024, Pathward®, N.A. completed the sale of substantially all of the assets and liabilities related to the Bank's commercial insurance premium finance business. The purchase price was $603.3 million, plus a $31.2 million premium. The Bank recorded a $16.4 million pre-tax gain on the sale.

•On November 30, 2024, the Bank sold $160.1 million of debt securities AFS with a pre-tax loss on the sale of securities of $15.7 million. This loss largely offsets the gain from the sale of the commercial insurance premium finance business.

Financial Highlights for the 2025 Fiscal First Quarter

•Total revenue for the first quarter was $173.5 million, an increase of $10.7 million, or 7%, compared to the same quarter in fiscal 2024, driven by an increase in both net interest income and noninterest income.

•Net interest margin ("NIM") increased 61 basis points to 6.84% for the first quarter from 6.23% during the same period of last year, primarily driven by increased yields and balances in the loan and lease portfolio and an improved earnings asset mix from the continued balance sheet optimization.

•Total gross loans and leases at December 31, 2024 increased $136.4 million to $4.56 billion compared to December 31, 2023 and increased $487.5 million when compared to September 30, 2024. When excluding the insurance premium finance loans of $671.0 million at December 31, 2023, total gross loans and leases at December 31, 2024 increased $807.4 million, or 22%, when compared to December 31, 2023.

•During the 2025 fiscal first quarter, the Company repurchased 701,860 shares of common stock at an average share price of $74.05. As of December 31, 2024, there were 6,298,140 shares available for repurchase under the current common stock share repurchase program.

FINANCIAL CONDITION

At December 31, 2024, the Company’s total assets increased slightly to $7.62 billion compared to $7.55 billion at September 30, 2024, primarily due to growth of $487.5 million in loans and leases, $439.1 million in cash and cash equivalents, and $48.6 million in other assets, partially offset by reductions of $616.2 million in loans held for sale, $261.1 million in securities AFS, and $13.0 million in goodwill and intangible assets.

Total cash and cash equivalents were $597.4 million at December 31, 2024, increasing from $158.3 million at September 30, 2024. The increase is primarily due to the proceeds from the sale of the commercial insurance premium finance business, net transaction costs, and the sale of debt securities AFS, partially offset by the repayment of short-term borrowings during the three months ended December 31, 2024. The Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the FRB. At December 31, 2024, the Company did not have any federal funds sold.

The Company's investment security balances at December 31, 2024 totaled $1.51 billion, as compared to $1.77 billion at September 30, 2024. The decrease is primarily due to $160.1 million of debt securities AFS sold by the Bank during the three months ended December 31, 2024. The Company’s portfolio of securities customarily consists primarily of MBS, which have expected lives much shorter than the stated final maturity, non-bank qualified obligations of states and political subdivisions, which mature in approximately 15 years or less, and other tax exempt municipal mortgage related pass through securities which have average lives much shorter than their stated final maturities. During the three months ended December 31, 2024, the Company made $1.2 million of purchases of investment securities.

Through the Bank, the Company owns stock in the FHLB due to the Bank’s membership and participation in this banking system as well as stock in the FRB. The FHLB requires a level of stock investment based on a pre-determined formula. The Company’s investment in these stocks was $24.5 million at December 31, 2024 and $36.0 million at September 30, 2024, as redemptions were partially offset by purchases of FHLB membership stock during the three months ended December 31, 2024.

Loans held for sale at December 31, 2024 totaled $72.6 million, decreasing from $688.9 million at September 30, 2024. This decrease was primarily driven by the sale of the commercial insurance premium finance loans and a reduction in SBA/USDA held for sale, partially offset by growth in consumer credit products held for sale at December 31, 2024 compared to September 30, 2024.

Total gross loans and leases totaled $4.56 billion at December 31, 2024, as compared to $4.08 billion at September 30, 2024. The increase was due to growth across all loan portfolios. See Note 5. Loans and Leases, Net to the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Commercial finance loans, which comprised 79% of the Company's loan and lease portfolio, totaled $3.62 billion at December 31, 2024, reflecting an increase of $321.0 million, 10%, from September 30, 2024. The increase was primarily driven by increases of $180.9 million in term lending and $136.4 million in asset-based lending.

Total end-of-period deposits increased 11% to $6.52 billion at December 31, 2024, compared to $5.88 billion at September 30, 2024, primarily driven by an increase in noninterest-bearing deposits of $666.8 million, partially offset by a decrease in wholesale deposits of $25.0 million.

As of December 31, 2024, the Company had $416.1 million in deposits related to government stimulus programs.

The Company's total borrowings decreased from $410.4 million at September 30, 2024 to $33.4 million at December 31, 2024, primarily driven by a decrease in short-term borrowings of $377.0 million as the Company used the increase in total deposits to fund loans and leases and investment balances. The Company's short-term borrowings fluctuate on a daily basis due to the nature of a portion of its noninterest-bearing deposit base.

At December 31, 2024, the Company’s stockholders’ equity totaled $776.4 million, a decrease of $63.2 million, from $839.6 million at September 30, 2024. The decrease was primarily attributable to an increase in accumulated other comprehensive loss and a decrease in retained earnings. The Company and Bank remained above the federal regulatory minimum capital requirements at December 31, 2024, and continued to be classified as well-capitalized, and in good standing with the regulatory agencies. See “Liquidity and Capital Resources” for further information.

Noninterest-bearing Checking Deposits. The Company may hold negative balances associated with cardholder programs in the Partner Solutions business line that are included within noninterest-bearing deposits on the Company's Condensed Consolidated Statements of Financial Condition. Negative balances can relate to any of the following payments functions:

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

The Company meets the Right of Set off criteria in ASC 210-20, Balance Sheet - Offsetting, for all payments negative deposit balances with the exception of DDA overdrafts. The following table summarizes the Company's negative deposit balances within the Partner Solutions business line:

(Dollars in thousands)	December 31, 2024	September 30, 2024
Noninterest-bearing deposits	$6,527,973	$5,982,992
Prefunding	(184,742)	(315,994)
Discount funding	(40,950)	(38,665)
DDA overdrafts	(18,337)	(11,236)
Noninterest-bearing checking, net	$6,283,944	$5,617,097

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

As of December 31, 2024, the Company managed $840.5 million of customer deposits at other banks in its capacity as custodian. These deposits provide the Company with the ability to earn servicing fee income, typically reflective of the EFFR.

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

	Three Months Ended December 31,
	2024			2023
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)
Interest-earning assets:
Cash and fed funds sold	$239,614	$2,258	3.74%	$337,975	$4,103	4.83%
Mortgage-backed securities	1,309,926	8,986	2.72%	1,486,854	10,049	2.69%
Tax-exempt investment securities	120,707	845	3.52%	136,470	930	3.43%
Asset-backed securities	188,163	2,604	5.49%	250,172	3,565	5.67%
Other investment securities	234,087	1,815	3.07%	284,625	2,288	3.20%
Total investments	1,852,883	14,250	3.10%	2,158,121	16,832	3.15%
Commercial finance	3,686,450	77,430	8.33%	3,762,910	75,345	7.97%
Consumer finance	316,402	10,405	13.05%	362,935	10,585	11.60%
Tax services	36,785	132	1.43%	28,050	(11)	(0.16)%
Warehouse finance	603,824	14,764	9.70%	381,931	9,044	9.42%
Total loans and leases	4,643,461	102,731	8.78%	4,535,826	94,963	8.33%
Total interest-earning assets	6,735,958	$119,239	7.04%	7,031,922	$115,898	6.57%
Noninterest-earning assets	649,450			543,418
Total assets	$7,385,408			$7,575,340

Interest-bearing liabilities:
Interest-bearing checking	$685	$—	0.21%	$426	$—	0.34%
Savings	45,469	3	0.03%	54,783	6	0.04%
Money markets	180,104	385	0.85%	183,255	576	1.25%
Time deposits	4,208	3	0.25%	5,517	4	0.25%
Wholesale deposits	26,892	384	5.67%	211,281	2,940	5.54%
Total interest-bearing deposits (a)	257,358	775	1.19%	455,262	3,526	3.08%
Overnight fed funds purchased	131,337	1,670	5.05%	117,153	1,656	5.62%
Subordinated debentures	19,702	355	7.14%	19,600	357	7.24%
Other borrowings	13,661	306	8.89%	14,178	323	9.07%
Total borrowings	164,700	2,331	5.62%	150,931	2,336	6.16%
Total interest-bearing liabilities	422,058	3,106	2.92%	606,193	5,862	3.85%
Noninterest-bearing deposits (b)	5,823,877	—	—%	6,102,927	—	—%
Total deposits and interest-bearing liabilities	6,245,935	$3,106	0.20%	6,709,120	$5,862	0.35%
Other noninterest-bearing liabilities	335,743			210,469
Total liabilities	6,581,678			6,919,589
Shareholders' equity	803,730			655,751
Total liabilities and shareholders' equity	$7,385,408			$7,575,340
Net interest income and net interest rate spread including noninterest-bearing deposits		$116,133	6.84%		$110,036	6.22%

Net interest margin			6.84%			6.23%
Tax-equivalent effect			0.01%			0.01%
Net interest margin, tax-equivalent(2)			6.85%			6.24%

Total cost of deposits (a+b)	6,081,235	775	0.01%	6,558,190	3,526	0.05%
(1) Tax rate used to arrive at the TEY for the three months ended December 31, 2024 and 2023 was 21%.
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

General
The Company recorded net income of $31.4 million, or $1.29 per diluted share, for the three months ended December 31, 2024, compared to net income of $27.7 million, or $1.06 per diluted share, for the three months ended December 31, 2023.

Net Interest Income
Net interest income for the first quarter of fiscal 2025 was $116.1 million, an increase of 6% from the same quarter in fiscal 2024. The increase was mainly attributable to increased yields and balances in the loan and lease portfolio and an improved earning asset mix.

The Company’s average interest-earning assets for the first quarter of fiscal 2025 decreased by $296.0 million to $6.74 billion compared to the same quarter in fiscal 2024, due to decreases in average outstanding balances of total investments and interest earning cash balances, partially offset by an increase in total loan and lease balances. The first quarter average outstanding balance of loans and leases increased $107.6 million compared to the same quarter of the prior fiscal year, primarily due to increases in warehouse finance and tax services loans, partially offset by decreases in commercial finance and consumer finance loans. The decrease in the average outstanding balance of commercial finance loans and leases was primarily driven by the sale of the insurance premium finance loans, partially offset by an increase in term lending, asset-based lending, and SBA/USDA loans.

Fiscal 2025 first quarter NIM increased to 6.84% from 6.23% in the first fiscal quarter of 2024. The overall reported tax-equivalent yield (“TEY”) on average interest-earning assets increased 47 basis points to 7.04% compared to the prior year quarter, driven by an improved earning asset mix. The yield on the loan and lease portfolio was 8.78% compared to 8.33% for the comparable period last year and the TEY on the securities portfolio was 3.10% compared to 3.15% over that same period.

The Company's cost of funds for all deposits and borrowings averaged 0.20% during the fiscal 2025 first quarter, as compared to 0.35% during the prior year quarter. The Company's overall cost of deposits was 0.05% in the fiscal first quarter of 2025, as compared to 0.21% during the prior year quarter.

Provision for Credit Loss
The Company recognized a provision for credit losses of $12.0 million for the quarter ended December 31, 2024, compared to $9.9 million for the comparable period in the prior fiscal year. The period-over-period increase in provision for credit losses was primarily due to increases in provision for credit losses in the commercial finance portfolio of $1.9 million, the consumer finance portfolio of $0.7 million, and the warehouse finance portfolio of $0.1 million, partially offset by a decrease of $0.1 million in provision for credit losses tax services portfolio. The Company recognized net charge-offs of $8.6 million for the quarter ended December 31, 2024, compared to net charge-offs of $5.5 million for the quarter ended December 31, 2023. Net charge-offs attributable to the commercial finance and seasonal tax services portfolios for the current quarter were $8.1 million and $0.5 million, respectively. Net charge-offs attributable to the commercial finance, tax services, and consumer finance portfolios for the same quarter of the prior year were $4.6 million, $0.8 million, and $0.1 million, respectively.

Noninterest Income
Fiscal 2025 first quarter noninterest income increased 9% to $57.4 million, compared to $52.8 million for the same period of the prior year. During the first fiscal quarter of 2025, the Company recognized a gain on divestiture of $16.4 million from the sale of its commercial insurance premium finance business. This gain on divestiture was largely offset by a loss on sale of securities of $15.7 million also recognized during the current quarter. The increase in noninterest income when comparing the current period to the same period of the prior year was primarily driven by an increase in gain on sale of loans and leases, other income, tax services product fees, and rental income. The period-over-period increase was partially offset by a decrease in card and deposit fees and a reduction in gain on sale of other. The increase in gain on sale of loans was primarily driven by SBA/USDA loan sales.

The period-over-period decrease in card and deposit fee income was primarily related to lower servicing fee income due to a reduction in rates following reductions in the EFFR. Servicing fee income on custodial deposits totaled $4.5 million during the 2025 fiscal first quarter, compared to $5.1 million for the same period of the prior year. For the fiscal quarter ended September 30, 2024, servicing fee income on custodial deposits totaled $3.2 million.

Noninterest Expense
Noninterest expense increased 4% to $123.6 million for the fiscal 2025 first quarter, from $119.3 million for the same quarter last year. The increase was primarily attributable to increases in compensation and benefits, operating lease depreciation, occupancy and equipment expense, other expense, and legal and consulting expense. The period-over-period increase was partially offset by decreases in card processing expense.

The card processing expense decrease was due to rate-related agreements with Partner Solutions relationships. The amount of expense paid under those agreements is based on an agreed upon rate index that varies depending on the deposit levels, floor rates, market conditions, and other performance conditions. Generally, this rate index is based on a percentage of the EFFR and reprices immediately upon a change in the EFFR. Approximately 60% of the deposit portfolio was subject to these rate-related processing expenses during the fiscal 2025 first quarter. For the fiscal quarter ended December 31, 2024, contractual, rate-related processing expenses were $25.6 million, as compared to $26.3 million for the fiscal quarter ended September 30, 2024 and $26.8 million for the fiscal quarter ended December 31, 2023.

Income Tax Expense
The Company recorded income tax expense of $6.3 million, representing an effective tax rate of 16.6%, for the fiscal 2025 first quarter, compared to an income tax expense of $5.7 million, representing an effective tax rate of 17.0%, for the first quarter last fiscal year. The current quarter increase in income tax expense compared to the prior year quarter was primarily due to an increase in income and a decrease in investment tax credits.

The Company originated $9.3 million in renewable energy leases during the fiscal 2025 first quarter, resulting in $3.2 million in total net investment tax credits. During the first quarter of fiscal 2024, the Company originated $12.2 million in renewable energy leases resulting in $4.4 million in total net investment tax credits. Investment tax credits related to renewable energy leases are recognized ratably based on income throughout each fiscal year.

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

Loans and leases, or portions thereof, are generally charged-off when collection of principal becomes doubtful. Typically, this is associated with a delay or shortfall in payments of 120 days or more for consumer credit products and leases and 90 days or more for commercial finance loans. Action is taken to charge off ERO loans if such loans have not been collected by the end of June and refund advance loans if such loans have not been collected by the end of the calendar year. The Company individually evaluates loans and leases that do not share similar risk characteristics with other financial assets, which generally means loans and leases identified as modifications or loans and leases on nonaccrual status.

The Company believes that the level of allowance for credit losses at December 31, 2024 was appropriate and reflected probable losses related to these loans and leases; however, there can be no assurance that all loans and leases will be fully collectible or that the present level of the allowance will be adequate in the future. See the section below titled “Allowance for Credit Losses” for further information.

The table below sets forth the amounts and categories of the Company's nonperforming assets.

(Dollars in thousands)	December 31, 2024	September 30, 2024
Nonperforming Loans and Leases
Nonaccruing loans and leases:
Commercial finance	$27,231	$26,412
Total nonaccruing loans and leases	27,231	26,412

Accruing loans and leases delinquent 90 days or more:
Loans held for sale	—	1,050

Commercial finance	5,555	2,314
Consumer finance	2,423	3,053
Tax services(1)	—	8,733
Total accruing loans and leases delinquent 90 days or more	7,978	15,150
Total nonperforming loans and leases	35,209	41,562

Other Assets
Nonperforming operating leases	2,310	1,471
Total other assets	2,310	1,471
Total nonperforming assets	$37,519	$43,033
Total as a percentage of total assets	0.49%	0.57%
(1) Certain tax services loans do not bear interest.

The Company's nonperforming assets at December 31, 2024 were $37.5 million, representing 0.49% of total assets, compared to $43.0 million, or 0.57% of total assets at September 30, 2024. The decrease in the nonperforming assets as a percentage of total assets at December 31, 2024 compared to September 30, 2024, was primarily driven by a decrease in nonperforming loans in the seasonal tax services and consumer finance portfolios, partially offset by an increase in nonperforming loans in the commercial finance portfolio.

The Company's nonperforming loans and leases at December 31, 2024 were $35.2 million, representing 0.76% of total gross loans and leases, compared to $41.6 million, or 0.87% of total gross loans and leases at September 30, 2024.

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

On the basis of management’s review of its loans, leases, and other assets, at December 31, 2024, the Company had classified loans and leases of $197.7 million as substandard, $4.8 million as doubtful and none as loss. At September 30, 2024, the Company classified loans and leases of $180.9 million as substandard, $10.3 million as doubtful and none as loss.

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

The Company's ACL totaled $49.0 million at December 31, 2024, an increase compared to $45.3 million at September 30, 2024. The increase in the ACL at December 31, 2024, when compared to September 30, 2024, was primarily due to a $2.8 million increase in the allowance related to the consumer finance portfolio due to seasonal activity and a $0.8 million increase in the allowance related to the seasonal tax services portfolio.

The following table presents the Company's ACL as a percentage of its total loans and leases.

	As of the Period Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Commercial finance	1.18%	1.29%	1.17%	1.21%	1.30%
Consumer finance	1.79%	0.90%	2.23%	1.71%	1.45%
Tax services	1.75%	0.02%	66.35%	37.31%	1.52%
Warehouse finance	0.10%	0.10%	0.10%	0.10%	0.10%
Total loans and leases	1.07%	1.11%	1.73%	1.83%	1.22%
Total loans and leases excluding tax services	1.07%	1.12%	1.12%	1.14%	1.21%

The Company's ACL as a percentage of total loans and leases decreased to 1.07% at December 31, 2024 from 1.11% at September 30, 2024. The decrease in the total loans and leases coverage ratio was primarily driven by the commercial finance portfolio, partially offset by an increase in the seasonal tax services portfolio and consumer finance portfolio. The increase in the tax services and consumer finance portfolios loan coverage ratios was due to seasonal activity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within these financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Management has identified its critical accounting policies, which are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations. These policies involve complex and subjective decisions and assessments. Some of these estimates may be uncertain at the time they are made, could change from period to period, and could have a material impact on the financial statements. A discussion of the Company’s critical accounting policies and estimates can be found in the Company's Annual Report on Form 10-K for the year ended September 30, 2024. There were no significant changes to these critical accounting policies and estimates during the first three months of fiscal 2025.

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

At December 31, 2024, the Company had unfunded loan and lease commitments of $1.31 billion. Management believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs. The liquidity sources as of December 31, 2024 include $597.4 million in cash and cash equivalents and $840.5 million in off-balance sheet custodial deposits. When factoring in additional resources, such as the Federal Home Loan Bank, the Federal Reserve Discount Window and other unsecured funding and wholesale options, the Company has over $4.03 billion in total available liquidity as of December 31, 2024. Due to the characteristics of the Company's deposit portfolio, uninsured deposits remained less than 15% of total deposits during the fiscal 2025 first quarter and below the Company's available liquidity.

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

The Capital Rules require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined). At December 31, 2024, the Company and the Bank exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements. The Company and the Bank took the AOCI opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.

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

	Company	Bank	Minimum to be Adequately Capitalized Under Prompt Corrective Action Provisions	Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
At December 31, 2024
Tier 1 leverage capital ratio	9.15%	9.42%	4.00%	5.00%
Common equity Tier 1 capital ratio	12.53	13.16	4.50	6.50
Tier 1 capital ratio	12.79	13.16	6.00	8.00
Total capital ratio	14.11	14.10	8.00	10.00
At September 30, 2024
Tier 1 leverage capital ratio	9.26%	9.44%	4.00%	5.00%
Common equity Tier 1 capital ratio	12.61	13.12	4.50	6.50
Tier 1 capital ratio	12.86	13.12	6.00	8.00
Total capital ratio	14.08	13.97	8.00	10.00

The following table provides a reconciliation of the amounts included in the table above for the Company.

	Standardized Approach(1)
(Dollars in thousands)	December 31, 2024	September 30, 2024
Total stockholders' equity	$776,430	$839,605
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	286,171	296,105
LESS: Certain other intangible assets	16,951	18,018
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	12,298	13,253
LESS: Net unrealized (losses) on available for sale securities	(187,834)	(152,328)
LESS: Noncontrolling interest	(756)	(277)
ADD: Adoption of Accounting Standards Update 2016-13	672	1,345
Common Equity Tier 1(1)	650,272	666,179
Long-term borrowings and other instruments qualifying as Tier 1	13,661	13,661
Tier 1 minority interest not included in common equity Tier 1 capital	(462)	(150)
Total Tier 1 capital	663,471	679,690
Allowance for credit losses	48,818	44,687
Subordinated debentures, net of issuance costs	19,719	19,693
Total capital	$732,008	$744,070
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

CONTRACTUAL OBLIGATIONS

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations" in the Company’s Annual Report on Form 10-K for its fiscal year ended September 30, 2024 for a summary of our contractual obligations as of September 30, 2024. There were no material changes outside the ordinary course of our business in contractual obligations from September 30, 2024 through December 31, 2024.

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

The EAR analysis used in the following table reflects the required analysis used no less than quarterly by management. It models basis point parallel shifts in market interest rates over the next one-year period. The following table shows the results of the scenarios as of December 31, 2024 and September 30, 2024:

Net Sensitive Earnings at Risk
		Change in Interest Income/Expense for a given change in interest rates
		Over/(Under) Base Case Parallel Shift
(Dollars in Thousands)	Book Value	-200	-100	Base	+100	+200
Balances as of December 31, 2024
Total interest income	6,737,172	407,539	436,927	470,173	504,673	537,976
Total interest expense	235,008	518	553	1,267	3,000	4,753
Net interest income		407,021	436,374	468,906	501,673	533,223

Percentage change from base		-13.2%	-6.9%	—%	7.0%	13.7%

Balances as of September 30, 2024
Total interest income	6,676,417	411,926	440,588	470,620	499,529	527,533
Total interest expense	634,988	12,614	16,686	22,053	27,715	33,184
Net interest income		399,312	423,902	448,567	471,814	494,349

Percentage change from base		-11.0%	-5.5%	—%	5.2%	10.2%

The EAR analysis reported at December 31, 2024, shows that total interest income will change more rapidly than total interest expense over the next year. IRR is a snapshot in time. The Company’s business and deposits are predictably cyclical on a weekly, monthly and yearly basis. The Company’s static IRR results could vary depending on which day of the week the month ends, primarily related to payroll processing and timing of when certain programs are prefunded and when the funds are received.
Under EVE analysis, the economic value of financial assets, liabilities and off-balance sheet instruments is derived under each rate scenario. The economic value of equity is calculated as the difference between the estimated market value of assets and liabilities, net of the impact of off-balance sheet instruments.
The EVE analysis used in the following table reflects the required analysis used no less than quarterly by management. It models immediate basis point parallel shifts in market interest rates. The following table shows the results of the scenario as of December 31, 2024 and September 30, 2024:

Economic Value Sensitivity
	Standard (Parallel Shift)
	Economic Value of Equity at Risk %
	-200	-100	+100	+200
Balances as of December 31, 2024
Percentage change from base	-7.5%	-3.2%	2.2%	3.8%

Balances as of September 30, 2024
Percentage change from base	-10.0%	-3.9%	2.6%	4.2%

The EVE at risk reported at December 31, 2024 shows that the economic value of equity position is expected to benefit from rising interest rates due to the large amount of noninterest-bearing funding.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management evaluated the Company's disclosure controls and procedures. The evaluation was performed under the direction of the Company's Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of December 31, 2024, of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were designed effectively to ensure timely alerting of material information relating to the Company required to be included in the Company's periodic SEC filings.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Based on this evaluation, management concluded that, as of the end of the period covered by this report, there were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the fiscal first quarter to which this report relates that could have materially affected the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors.

A description of our risk factors can be found in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. There were no material changes to those risk factors during the three months ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities.

The Company's Board of Directors authorized a 7,000,000 share repurchase program that was publicly announced on August 25, 2023 and is scheduled to expire September 30, 2028. The table below sets forth information regarding repurchases of our common stock during the fiscal 2025 first quarter.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number Of Shares that may yet be Purchased Under the Plans or Programs
October 1 to 31	450,685	$70.58	399,300	6,600,700
November 1 to 30	317,529	78.06	302,560	6,298,140
December 1 to 31	92	84.60	—	6,298,140
Total	768,306		701,860
(1) All shares not purchased as part of the Company's publicly announced repurchase program were acquired in satisfaction of the tax withholding obligations of holders of restricted stock unit awards, which vested during the quarter.
(2) The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Adoption or Termination of Trading Arrangements by Directors and Executive Officers

During the fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the 1934 Act) informed us of the adoption or termination of any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Section 302 certification of Chief Executive Officer.

31.2	Section 302 certification of Chief Financial Officer.

32.1	Section 906 certification of Chief Executive Officer.

32.2	Section 906 certification of Chief Financial Officer.

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Condensed Consolidated Statements of Financial Condition, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements, tagged in summary and in detail.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

PATHWARD FINANCIAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATHWARD FINANCIAL, INC.

Date: February 6, 2025	By:	/s/ Brett L. Pharr
Brett L. Pharr,
Chief Executive Officer and Director

Date: February 6, 2025	By:	/s/ Gregory A. Sigrist
Gregory A. Sigrist,
Executive Vice President and Chief Financial Officer