Form 10-K/A
period 2024-09-30
PATHWARD FINANCIAL, INC.
filed 2025-08-29
CIK 907471

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 31, 2024, the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the NASDAQ Global Select Market as of such date, was $1.27 billion.

As of August 20, 2025, there were 22,772,570 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K -- Portions of the Proxy Statement for the Annual Meeting of Stockholders held on February 25, 2025 are incorporated by reference into Part III of this report.

Explanatory Note

Pathward Financial, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend and restate its audited financial statements and related footnote information as of September 30, 2024 and September 30, 2023, and for the years ended September 30, 2024, 2023 and 2022, previously included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on November 26, 2024 (the “Original Report”). Additionally, it includes the restated unaudited interim condensed consolidated financial statements for the Affected Periods (as defined below). This Form 10-K/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-K/A” below.

Restatement Background

As described in the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2025, on June 26, 2025, the Audit Committee of our Board of Directors, after discussion with management and our independent registered public accounting firm, Crowe LLP, concluded that our audited consolidated financial statements as of the fiscal years ended September 30, 2024 and 2023, and for each year in the three fiscal year periods ended September 30, 2024 contained in our Annual Reports on Form 10-K, and our unaudited consolidated financial statements as of and for the interim periods ended December 31, 2024, 2023, 2022, and 2021, March 31, 2024, 2023, and 2022, June 30, 2024, 2023, and 2022, and September 30, 2024, 2023, and 2022 contained in our Quarterly Reports on Form 10-Q (collectively, but excluding the interim period ended December 31, 2024, the “Affected Periods”) should no longer be relied upon and should be restated because of errors identified in such financial statements, as described below.

The errors relate to the Company's accounting and financial reporting of certain third-party lending and servicing relationships within the Consumer Solutions business. Historically, we accounted for all borrower payments and credit enhancement payments under these programs on a single unit or net basis, with all such payments presented as interest income representing our effective yield on the portfolios. We determined that these payments should instead be accounted for on a separate unit of account or gross basis, with loan yields and interest income recorded at the gross borrower loan rate, and credit losses and associated provisions for credit losses recorded on a gross basis over the life of the loans, and with all credit enhancement payments and servicing payments recorded separately in noninterest expense (the “Gross Basis Approach”). Additionally, there are tax adjustments that relate to the tax impact of the restatement entries discussed.

The Affected Periods are presented in this Form 10-K/A to reflect the Gross Basis Approach as described above. The consolidated financial statements are also updated to reflect adjustments to record previously unadjusted audit differences.

In addition, our management has concluded that there is a material weakness in internal control over financial reporting relating to the errors described above for the year ended September 30, 2024. For a discussion of management’s evaluation of our disclosure controls and procedures and the material weakness identified, see “Item 9A – Controls and Procedures” of this Form 10-K/A.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended and restated in its entirety, with modifications as necessary to reflect the aforementioned restatement. The following items have been amended to reflect the restated amounts, related disclosures and updates to our assessment of internal control over financial reporting and disclosure controls and procedures:

•Part I, Item 1. Business

•Part I, Item 1A. Risk Factors

•Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•Part II, Item 8. Financial Statements and Supplementary Data

•Part II, Item 9. Controls and Procedures

•Part III, Item 11. Executive Compensation

As discussed in the notes to the financial statements in Item 8, the Company restated its financial results as of September 30, 2022 and 2023 and for the years ended September 30, 2024, 2023, and 2022 to correct errors in the presentation of interest income, the allowance for credit losses, provision for credit losses, and noninterest expense related to loans originated under agreements to originate loans marketed and serviced by third-party partners (“Program Agreements”). While this change resulted in an increase in reported interest income and earlier recognition of credit losses, over the life of the portfolio the net income profile is expected to be unchanged as the increase in interest income is offset by a corresponding increase in noninterest expense and increase in provision for credit losses for amounts owed to the third parties under the Program Agreements. Because the restatement does not change the net economics of the Program Agreements, the Company has concluded there is no net impact to Earnings At Risk and has not adjusted the amounts previously disclosed. Based on this, Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" has not been amended and restated.

In addition, in accordance with applicable SEC rules, this Form 10-K/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and our principal financial officer dated as of the filing date of this Form 10-K/A. In accordance with applicable SEC rules, this Form 10-K/A also includes an updated signature page and Report of Independent Registered Public Accounting Firm.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing of the Original Report. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Among other things, forward-looking statements made in the Original Report have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the filing of the Original Report. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendments to those filings.

The restatements are more fully described in Note 1. Summary of Significant Accounting Policies and Note 21. Restatement of Previously Issued Financial Statements of the notes to the consolidated financial statements included herein.

PATHWARD FINANCIAL, INC.
FORM 10-K

i

FORWARD-LOOKING STATEMENTS

PATHWARD FINANCIAL, INC. ("Pathward Financial" or the "Company" or "us") and its wholly-owned subsidiary, Pathward®, National Association ("Pathward®, N.A" or "Pathward" or "the Bank") may from time to time make written or oral “forward-looking statements,” including statements contained in this Annual Report on Form 10-K/A, the Company’s other filings with the Securities and Exchange Commission (the "SEC"), the Company’s reports to stockholders, and other communications by the Company and Pathward, N.A., which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

The foregoing list of factors is not exclusive. We caution you not to place undue reliance on these forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K/A speak only as of the date of the Original Report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in its entirety by the cautionary statements contained or referred to in this section. Additional discussions of factors affecting the Company’s business and prospects are reflected under the caption “Risk Factors,” and in the Company’s other filings made with the SEC. The Company expressly disclaims any intent or obligation to update, revise or clarify any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company or its subsidiaries, whether as a result of new information, changed circumstances, or future events or for any other reason.

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

On October 31, 2024 (the "Closing Date"), the Bank completed the sale of substantially all of the assets and liabilities related to its commercial insurance premium finance business to AFS IBEX Financial Services, LLC, a subsidiary of Honor Capital Holdings, LLC. See Note 20. Subsequent Events to the "Notes of Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K/A, for more information on the sale and transaction.

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

Lending Activities

The Company focuses its lending activities on the origination of commercial finance loans and leases, consumer finance loans and tax services loans. The Company emphasizes credit quality and seeks to avoid undue concentrations of loans and leases to a single industry or based on a single class of collateral. The Company has established lending policies that include a number of underwriting factors it considers in making a loan, including loan-to-value ratio, cash flow, interest rate and credit history of the borrower. At September 30, 2024, the Company’s loans and leases receivable, net of allowance for credit losses, totaled $4.00 billion, or 53% of the Company’s total assets, as compared to $4.27 billion, or 57%, at September 30, 2023.

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

Loan and Lease Portfolio Composition
The following table shows the composition of the Company’s loan and lease portfolio by fixed- and adjustable-rate at the dates indicated.

	At September 30,
	2024		2023
	(As Restated)		(As Restated)
(Dollars in thousands)	Amount	Percent	Amount	Percent
Fixed-rate loans and leases
Commercial finance	$1,544,745	38.0%	$2,430,492	55.8%
Consumer finance	77,591	1.9%	254,416	5.8%
Tax services	8,825	0.2%	5,192	0.1%
Warehouse finance	33,789	0.8%	141,421	3.2%
Total fixed-rate loans and leases	1,664,950	40.9%	2,831,521	64.9%
Adjustable-rate loans and leases
Commercial finance	1,750,854	43.0%	1,296,376	29.7%
Consumer finance	171,209	4.2%	—	—%
Warehouse finance	484,058	11.9%	235,494	5.4%
Total adjustable-rate loans and leases	2,406,121	59.1%	1,531,870	35.1%
Total loans and leases	4,071,071	100.0%	4,363,391	100.0%
Deferred fees and discounts	4,124		6,435
Allowance for credit losses	(71,765)		(96,855)
Total loans and leases receivable, net	$4,003,430		$4,272,971

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

On October 31, 2024, as part of the insurance premium finance business sale, the Company sold $588.4 million of commercial insurance premium finance loans. See Note 20. Subsequent Events to the "Notes of Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K/A, for more information on the sale and transaction.

In the normal course of business, the Company enters into off-balance sheet transactions with special purpose entities ("SPEs"). See Note 1. Summary of Significant Accounting Policies to the "Notes of Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K/A, for more information on these transactions.

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

	Fiscal Year Ended September 30,
(Dollars in thousands)	2024	2023
Originations
Commercial finance	$11,691,809	$11,268,857
Consumer finance	2,535,736	1,842,021
Tax services	1,596,136	1,493,109
Total loans and leases originated	15,823,681	14,603,987
Purchases
Commercial finance	13,782	480
Warehouse finance	284,480	212,706
Total loans and leases purchased	298,262	213,186
Sales and Repayments
Sales:
Commercial finance	99,005	16,610
Consumer finance	1,937,079	1,123,271
Total loans and leases sales	2,036,084	1,139,881
Repayments:
Loan and lease principal repayments	13,760,154	12,796,663
Total principal repayments	13,760,154	12,796,663
Total reductions	15,796,238	13,936,544

Increase (decrease) in other items, net	18,664	(24,953)
Net increase	$344,369	$855,676

Nonperforming Assets, Other Loans and Leases of Concern and Classified Assets
The following table sets forth the Company’s loan and lease delinquencies by type, by amount and by percentage of type at September 30, 2024.

	30-59 Days			60-89 Days			> 89 Days Past Due
(Dollars in thousands)	Number of Loans	Amount	Percent of Category	Number of Loans	Amount	Percent of Category	Number of Loans	Amount	Percent of Category
Loans held for sale	236	$2,266	7.7%	170	$1,361	11.1%	760	$1,050	3.2%

Commercial finance	128	23,381	79.0%	140	7,671	62.8%	329	19,975	60.9%
Consumer finance	2,064	3,962	13.3%	805	3,186	26.1%	754	3,053	9.3%
Tax services (1)	—	—	—%	—	—	—%	—	8,733	26.6%
Warehouse finance	—	—	—%	—	—	—%	—	—	—%
Total loans and leases held for investment	2,192	$27,343	92.3%	945	$10,857	88.9%	1,083	$31,761	96.8%
Total loans and leases	2,428	$29,609	100.0%	1,115	$12,218	100.0%	1,843	$32,811	100.0%
(1) The tax services loans past due represented the aggregate remaining balance of the tax services loan portfolio.

Delinquencies 90 days and over constituted 0.69% of total loans and leases and 0.44% of total assets.

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

For information on classified assets, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Asset Quality” of this Annual Report on Form 10-K/A.

Allowance for Credit Losses. ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments requires the use of a current expected credit losses ("CECL") methodology to determine the allowance for credit losses ("ACL") for loans and debt securities held to maturity. CECL requires loss estimates for the remaining estimated life of the assets to be measured using historical loss data, adjustments for current conditions, and adjustments for reasonable and supportable forecasts of future economic conditions. See Note 1. Summary of Significant Accounting Policies to the "Notes of Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K/A, for more information of the ACL.

The following table sets forth an analysis of the Company’s ACL.

	At September 30,
	2024	2023
(Dollars in thousands)	(As Restated)	(As Restated)
Balance at beginning of period	$96,855	$63,796
Charge-offs:
Commercial finance	(22,837)	(18,894)
Consumer finance	(41,628)	(26,297)
Tax services	(30,780)	(38,741)
Total charge-offs	(95,245)	(83,932)
Recoveries:
Commercial finance	3,286	3,245
Consumer finance	1,406	1,447
Tax services	7,785	2,963
Total recoveries	12,477	7,655

Net (charge-offs) recoveries	(82,768)	(76,277)
Provision for credit loss	57,678	109,336
Balance at end of period	$71,765	$96,855

Ratio of net charge-offs during the period to average loans outstanding during the period	1.78%	1.94%
Ratio of net charge-offs during the period to average loans outstanding during the period (excluding tax loans and tax net charge-offs)	1.33%	1.07%
Ratio of net charge offs during the period to nonperforming assets at year end	192.34%	131.57%
Allowance to total loans and leases	1.76%	2.22%
Ratio of allowance to total nonaccrual loans	271.71%	259.16%
Ratio of total nonaccrual loans to total loans outstanding	0.55%	0.84%
For more information on the Provision for Credit Loss, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Annual Report on Form 10-K/A.

The following table presents net loan charge-offs per lending category and the percentage of net charge-offs to average loan and lease balances.

	At and For the Fiscal Year Ended September 30,
	2024			2023
	(As Restated)			(As Restated)
(Dollars in thousands)	Net Loan Charge-offs	Average Outstanding Balance	Percent of Net Charge-offs to Average Loans	Net Loan Charge-offs	Average Outstanding Balance	Percent of Net Charge-offs to Average Loans
Term lending	$15,850	$1,462,403	1.1%	$9,476	$1,184,055	0.8%
Asset-based lending	(255)	429,726	(0.1)%	2,317	369,686	0.6%
Factoring	2,229	341,571	0.7%	1,513	342,447	0.4%
Lease financing	103	170,962	0.1%	1,176	190,661	0.6%
Insurance premium finance	870	642,927	0.1%	1,162	560,016	0.2%
SBA/USDA	754	566,255	0.1%	5	409,296	—%
Other commercial finance	—	159,472	—%	—	166,422	—%
Commercial finance	19,551	3,773,316	0.5%	15,649	3,222,583	0.5%
Consumer finance	40,222	318,886	12.6%	24,850	231,242	10.7%
Tax services	22,995	153,713	15.0%	35,778	141,210	25.3%
Warehouse finance	—	416,988	—%	—	343,168	—%
Total	$82,768	$4,662,903	1.8%	$76,277	$3,938,203	1.9%

The distribution of the Company’s ACL at the dates indicated is summarized as follows:

	At September 30,
	2024		2023
	(As Restated)		(As Restated)
(Dollars in thousands)	Amount	Percent of Loans and Leases in Each Category of Total Loans and Leases	Amount	Percent of Loans and Leases in Each Category of Total Loans and Leases
Term lending	$30,394	38.2%	$25,686	30.0%
Asset-based lending	1,356	11.6%	2,738	8.8%
Factoring	5,757	8.9%	6,566	8.2%
Lease financing	1,189	3.7%	3,302	4.2%
Insurance premium finance	—	—%	2,637	18.4%
SBA/USDA	3,273	14.0%	2,962	12.0%
Other commercial finance	607	4.6%	3,089	3.8%
Commercial finance	42,576	81.0%	46,980	85.4%
Consumer finance	28,669	6.1%	49,496	5.8%
Tax services	2	0.2%	2	0.1%
Warehouse finance	518	12.7%	377	8.7%
Total	$71,765	100.0%	$96,855	100.0%

Management closely monitors economic developments and considers these factors when assessing the appropriateness of its ACL. The Company's ACL as a percentage of total loans and leases decreased to 1.76% at September 30, 2024 from 2.22% at September 30, 2023. The decrease in the total loan and lease coverage ratio was primarily driven by decreases in the loan and lease coverage ratios for the consumer finance portfolio and the seasonal tax services portfolio, partially offset by an increase in the loan and lease coverage ratio for the commercial finance portfolio. The increase in the commercial finance loan and lease coverage ratio was primarily related to the $597.2 million of insurance premium finance loans that were held for sale as of September 30, 2024 and, as such, had no related ACL balance. That portfolio carried a lower reserve rate compared to the rest of the commercial finance portfolio. The Company expects to continue to diligently monitor the ACL and adjust as necessary in future periods to maintain an appropriate and supportable level.

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

For information on noninterest-bearing checking deposits, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition" of this Annual Report on Form 10-K/A.

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

For information on custodial off-balance sheet deposits, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Financial Condition” of this Annual Report on Form 10-K/A.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act”)
Enacted in 2010, the Dodd-Frank Act significantly changed the financial regulatory regime in the United States. Since the enactment of the Dodd-Frank Act, U.S. banks and financial services firms, such as the Company and the Bank, have been subject to enhanced regulation and oversight. As of the date of the filing of the Original Report, several provisions of the Dodd-Frank Act remain subject to further rulemaking and interpretation by the federal banking agencies; moreover, certain provisions of the act that were implemented by federal agencies have been revised or rescinded pursuant to legislative changes adopted by the U.S. Congress.

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

Interchange Fees. The Dodd-Frank Act includes provisions that restrict interchange fees to those which are “reasonable and proportionate” for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing (known as the “Durbin Amendment”). In October 2023, the Federal Reserve issued proposed rules that would reduce the maximum permissible interchange fee cap and would adopt an approach for future adjustments to the interchange fee cap. Although, as of the date of the filing of the Original Report, the interchange fee restrictions in the Durbin Amendment do not apply to the Bank because debit card issuers with total worldwide assets of less than $10 billion are exempt, such restrictions may negatively impact the pricing all debit card processors in the market, including the Bank, may charge.

Incentive Compensation. The Dodd-Frank Act requires that the federal banking agencies, including the Federal Reserve and the OCC, issue a rule related to incentive-based compensation. No final rule implementing this provision of the Dodd-Frank Act has, as of the date of the filing of the Original Report, been adopted, but a proposed rule was published in May 2024. The proposed rule is intended to (i) prohibit incentive-based payment arrangements that the banking agencies determine could encourage certain financial institutions to take inappropriate risks by providing excessive compensation or that could lead to material financial loss, (ii) require the board of directors of those financial institutions to take certain oversight actions related to incentive-based compensation, and (iii) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator. Although a final rule has not been issued, the Company and the Bank have undertaken efforts to ensure that their incentive compensation plans do not encourage inappropriate risks, consistent with the principles identified above.

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
Separately, in May 2018, the OCC published guidance that encourages national banks and federal savings associations to offer responsible short-term, small-dollar installment loans with terms between two and twelve months and equal amortizing payments. Pursuant to the OCC’s guidance on this issue, banks are encouraged to offer these products in a manner that is consistent with sound risk management principles and clear, documented underwriting guidelines. Further, the federal banking agencies issued interagency guidance on May 20, 2020 to encourage banks, savings associations, and credit unions to offer responsible small-dollar loans to customers for consumer and small business purposes. As of the date of the filing of the Original Report, the Bank has not determined to offer such products, although this position may change as the Bank further refines its business plan in the future.

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

Item 1A. Risk Factors.

We are subject to various risks, including those described below that, individually or in the aggregate, could cause our actual results to differ materially from expected or historical results. Our business could be harmed, perhaps materially, by any of these risks, as well as other risks that we have not identified, whether due to such risks not presently being known to us, because we do not currently believe such risks to be material, or otherwise. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. Moreover, certain events including geopolitical and financial market turmoil may also have the effect of heightening many of the risks and uncertainties described in the risks discussed below. The risks discussed below also include forward-looking statements, and actual results and events may differ substantially from those discussed or highlighted in these forward-looking statements. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K/A, including the Company’s financial statements and related notes. Before making an investment decision with respect to any of our securities, you should carefully consider the following risks and uncertainties described below and elsewhere in this Annual Report on Form 10-K/A. See “Forward-Looking Statements.”

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
•This Annual Report on Form 10-K/A includes a restatement of certain of our previously issued consolidated financial statements, which resulted in unanticipated costs and may negatively affect investor confidence, our reputation and our stock price and may result in stockholder litigation.
•We have identified a material weakness in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2024. Failure to remediate this material weakness or otherwise to maintain an effective system of internal control and effective disclosure controls and procedures could have a material adverse effect on our results of operations and financial condition.

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

We are a legal entity separate and distinct from the Bank. Our primary source of cash, other than securities offerings, is dividends from the Bank. These dividends are a principal source of funds to pay dividends on our common stock, interest on our trust preferred securities and interest and principal on our debt. Various laws and regulations limit the amount of dividends that the Bank may pay us, as further described in Part I, Item 1 "Business - Regulation and Supervision - Bank Regulation and Supervision - Limitations on Dividends and Other Capital Distributions" of this Annual Report on Form 10-K/A. Such limitations could have a material adverse effect on our liquidity and on our ability to pay dividends on common stock. Additionally, if the Bank's earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common shareholders or make payments on our trust preferred securities.

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

This Annual Report on Form 10-K/A includes a restatement of certain of our previously issued consolidated financial statements, which resulted in unanticipated costs and may negatively affect investor confidence, our reputation and our stock price and may result in stockholder litigation.

As described in the Explanatory Note and Note 21. Restatement of Previously Issued Financial Statements to the Consolidated Financial Statements included in this Annual Report on Form 10-K/A for the year ended September 30, 2024, on June 26, 2025, the Audit Committee of our Board of Directors, after discussion with management and our independent registered public accounting firm, Crowe LLP, reached a determination to restate our audited consolidated financial statements as of the fiscal years ended September 30, 2024 and 2023, and for each year in the three fiscal year periods ended September 30, 2024 contained in our Annual Reports on Form 10-K, and our unaudited consolidated financial statements as of and for the interim periods ended December 31, 2023, 2022, and 2021, March 31, 2024, 2023, and 2022, June 30, 2024, 2023, and 2022, and September 30, 2024, 2023, and 2022 contained in our Quarterly Reports on Form 10-Q (collectively, the “Affected Periods”). The restatements were attributable to our gross vs. net basis presentation and derivative accounting, and financial reporting, of certain third-party lending and servicing relationships within the Consumer Solutions business, within held-for-investment loan balances.

As a result, we have incurred unanticipated costs for accounting and legal fees in connection with the restatement and have become subject to additional risks and uncertainties. The restatement and related actions could cause our costs to increase, affect investor confidence in the accuracy of our financial disclosures, raise reputational issues impacting our business, results of operations and financial condition, and cause a decline in our stock price. In addition, we may face stockholder litigation that could include, among others, claims invoking federal and state securities laws, contractual claims, or other claims arising from the restatement and related material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K/A, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

We have identified a material weakness in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2024. Failure to remediate this material weakness or otherwise to maintain an effective system of internal control and effective disclosure controls and procedures could have a material adverse effect on our results of operations and financial condition.

As a SEC reporting company, we are required to, among other things, maintain a system of effective internal control over financial reporting, which requires annual management and independent registered public accounting firm assessments of the effectiveness of our internal controls. The rules governing the standards that must be met for management to determine the adequacy of our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation if a deficiency is identified. If we fail to maintain the adequacy of our internal control over financial reporting, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

Our management concluded that there was a material weakness in internal control over financial reporting for the year ended September 30, 2024. The material weakness related to our gross vs. net basis presentation and derivative accounting, and financial reporting, of certain third-party lending and servicing relationships within the Consumer Solutions business, within held-for-investment loan balances as described in the Explanatory Note, Note 1. Summary of Significant Accounting Policies, and Note 21. Restatement Of Previously Issued Financial Statements to the Consolidated Financial Statements included in this Annual Report on Form 10-K/A for the year ended September 30, 2024. Our management also re-evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the September 30, 2024.

As discussed in Part II Item 9A. Controls and Procedures, we intend to take steps to remediate this material weakness. The elements of our remediation plan can only be accomplished over time, and we cannot assure you that we will be able to remediate any existing or future material weakness in a timely manner or at all. If our efforts to remediate an identified material weakness are not successful or other significant control deficiencies occur, our ability to accurately and timely report our financial results could be impaired, which could result in additional late filings of our annual and quarterly reports under the Exchange Act, additional restatements of our consolidated financial statements, a decline in our stock price, suspension or delisting of our common stock from NASDAQ, and have an adverse effect on our business, financial condition and results of operations.

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

The Bureau has broad rulemaking authority to administer and carry out the purposes and objectives of "federal consumer financial laws, and to prevent evasions thereof" with respect to all financial institutions that offer financial products and services to consumers. We cannot predict the impact the Bureau's future actions, including any exercise of its UDAAP authority, will have on the banking industry broadly or us and the Bank specifically. Notwithstanding that insured depository institutions with assets of $10 billion or less (such as the Bank) will continue to be supervised and examined by their primary federal regulators, the full reach and impact of the Bureau's broad rulemaking powers and UDAAP authority on the operations of financial institutions offering consumer financial products or services are currently unknown. The Bureau has initiated enforcement actions against a variety of bank and non-bank market participants with respect to a number of consumer financial products and services that has resulted in those participants expending significant time, money and resources to adjust to the initiatives being pursued by the Bureau. Such enforcement actions may serve as precedent for how the Bureau interprets and enforces consumer protection laws, which may result in the imposition of higher standards of compliance with such laws and, as a result, limit or restrict the Bank with respect to its consumer product offerings. See "Business -

Regulation and Supervision - Bank Regulation and Supervision" in Part I, Item 1 of this Annual Report on Form 10-K/A.

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

As of September 30, 2024, our total assets were $7.53 billion. While we intend to remain under the $10 billion asset level, our total assets could exceed $10 billion at the end of this or a future calendar year. In addition to our current regulatory requirements, banks with $10 billion or more in total assets are, among other things: examined directly by the Bureau with respect to various federal consumer financial laws; subject to reduced dividends on the Bank’s holdings of Federal Reserve Bank of Minneapolis common stock; subject to limits on interchange fees pursuant to the Durbin Amendment to the Dodd-Frank Act; subject to certain enhanced prudential standards; no longer treated as a “small institution” for FDIC deposit insurance assessment purposes; and no longer eligible to elect to be subject to the Community Bank Leverage ratio. Compliance with these additional ongoing requirements may necessitate additional personnel, the design and implementation of additional internal controls, or the incurrence of other significant expenses, any of which could have a significant adverse effect on our business, financial condition or results of operations. Our regulators may also consider our preparation for compliance with these regulatory requirements in the course of examining our operations generally or when considering any request from us or the Bank.

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

Both we and the Bank are required to meet regulatory capital requirements and otherwise need to maintain sufficient liquidity to support recent and future growth. We have continued to experience considerable growth recently, having increased our assets from $2.53 billion at September 30, 2015 to $7.53 billion at September 30, 2024, primarily due to strategic transactions, such as the Crestmark Acquisition, through participation in government stimulus programs such as the EIP, and through organic growth. Asset growth, diversification of our lending business, expansion of our financial product offerings and other changes in our asset mix continue to require higher levels of capital, which management believes may not be met through earnings retention alone. Our ability to raise additional capital, when and if needed in the future, to meet such regulatory capital requirements and liquidity needs will depend on conditions in the capital markets, general economic conditions, the performance and prospects of our business and a number of other factors, many of which are outside of our control. We cannot assure you that we will be able to raise additional capital if needed or raise additional capital on terms acceptable to us. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations could be materially and adversely affected.

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

Item 6. [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section should be read in conjunction with the following parts of this Form 10-K/A: Part I, Item 1 “Business,” Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” and Part II, Item 8 “Financial Statements and Supplementary Data.”

As discussed in the Explanatory Note, Note 1. Summary of Significant Accounting Policies, and Note 21. Restatement Of Previously Issued Financial Statements to the Consolidated Financial Statements included in this Annual Report on Form 10-K/A, the Company has restated its audited historical consolidated financial statements as of September 30, 2024 and 2023, and for the years ended September 30, 2024, 2023, and 2022 to correct for identified errors in its accounting for allowance for credit loss, interest income, provision for credit losses, and noninterest expense. In addition, the Company has corrected other unrelated immaterial errors which were previously not recorded or not recorded in the appropriate period.

As a result, the previously reported financial information as of September 30, 2024 and 2023, and for the years ended September 30, 2024, 2023, and 2022 in this Management's Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to reflect the restatement.

Other than the effect of the restatement and the revisions noted above, this section has not been otherwise modified and does not reflect any information or events occurring after November 26, 2024, the filing date of the Original Form 10-K, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein.

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

Financial Highlights for the 2024 Fiscal Fourth Quarter

•Total revenue for the fourth quarter was $179.5 million, an increase of $9.3 million, or 5%, compared to the same quarter in fiscal 2023, driven by an increase in net interest income, partially offset by a reduction in noninterest income.

•Net interest margin ("NIM") increased 59 basis points to 7.32% for the fourth quarter from 6.73% during the same period of last year, primarily driven by increased yields on earning assets and an improved earning asset mix from the continued optimization of the portfolio.

•Total gross loans and leases at September 30, 2024 decreased $294.6 million, to $4.08 billion compared to September 30, 2023. When excluding the insurance premium finance loans of $803.8 million at September 30, 2023, total gross loans and leases at September 30, 2024 increased $511.5 million, or 14%, when compared to September 30, 2023.

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

FINANCIAL CONDITION

At September 30, 2024, the Company’s total assets increased slightly to $7.53 billion compared to $7.50 billion at September 30, 2023, primarily due to an increase of $613.9 million in loans held for sale, $8.1 million in accrued interest receivable, and a decrease of $25.1 million in the allowance for credit losses. This was partially offset by decreases of $294.6 million in loans and leases, $217.2 million in cash and cash equivalents, $63.0 million in securities available for sale and $37.3 million in other assets.

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

Loans held for sale at September 30, 2024 totaled $691.7 million, increasing from $77.8 million at September 30, 2023. This increase was primarily related to the commercial insurance premium finance portfolio moving to held for sale at September 30, 2024.

Total gross loans and leases totaled $4.08 billion at September 30, 2024, as compared to $4.37 billion at September 30, 2023. The decrease was primarily related to the commercial insurance premium finance portfolio moving to held for sale, partially offset by growth in commercial finance loans excluding commercial insurance premium finance loans and warehouse finance loans. When excluding commercial insurance premium finance loans, total gross loan and leases at September 30, 2024 increased $511.5 million, or 14%, when compared to September 30, 2023. See Note 3. Loans and Leases, Net to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A.

Commercial finance loans, which comprised 81% of the Company's loan and lease portfolio, totaled $3.30 billion at September 30, 2024, reflecting a decrease of $431.3 million, or 12%, from September 30, 2023. The decrease was primarily driven by the aforementioned commercial insurance premium finance loans along with a decrease in lease financing. This decrease was partially offset by increases in term lending, asset-based lending, SBA/USDA, and other commercial finance portfolios. When excluding commercial insurance premium finance loans, commercial finance loans at September 30, 2024 increased $372.5 million, or 13%, compared to September 30, 2023.

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

At September 30, 2024, the Company’s stockholders’ equity totaled $822.2 million, an increase of $203.8 million, from $618.3 million at September 30, 2023. The increase was primarily attributable to a decrease in accumulated other comprehensive loss and increases in additional paid-in capital and retained earnings. The Company and Bank remained above the federal regulatory minimum capital requirements at September 30, 2024, and continued to be classified as well-capitalized, and in good standing with the regulatory agencies. See Note 14. Capital Requirements and Restrictions on Retained Earnings to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A.

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

	Fiscal Year Ended September 30,
	2024			2023			2022
	(As Restated)			(As Restated)			(As Restated)
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (1)
Interest-earning assets:
Cash and fed funds sold	$348,149	$15,446	4.44%	$316,222	$12,425	3.93%	$496,334	$3,535	0.71%
Mortgage-backed securities	1,450,601	39,402	2.72%	1,541,909	41,197	2.67%	1,292,804	26,847	2.08%
Tax-exempt investment securities	130,567	3,632	3.52%	147,863	3,924	3.36%	183,936	3,564	2.45%
Asset-backed securities	227,099	13,048	5.75%	186,854	8,197	4.39%	283,752	3,898	1.37%
Other investment securities	285,281	8,948	3.14%	295,439	9,390	3.18%	268,062	6,274	2.34%
Total investments	2,093,548	65,029	3.15%	2,172,065	62,708	2.94%	2,028,554	40,583	2.05%
Commercial finance	3,773,316	310,589	8.23%	3,222,583	263,412	8.17%	2,885,521	203,264	7.04%
Consumer finance	318,886	76,606	24.02%	231,242	43,402	18.77%	295,356	40,079	13.57%
Tax services	153,713	9,194	5.98%	141,210	10,490	7.43%	179,611	12,978	7.23%
Warehouse finance	416,988	42,194	10.12%	343,168	29,513	8.60%	433,121	27,474	6.34%
Community banking	—	—	—%	—	—	—%	34,758	1,525	4.39%
Total loans and leases(3)	4,662,903	438,583	9.41%	3,938,203	346,817	8.81%	3,828,367	285,320	7.45%
Total interest-earning assets	7,104,600	$519,058	7.32%	6,426,490	$421,950	6.58%	6,353,255	$329,438	5.20%
Noninterest-earning assets	536,466			566,550			740,773
Total assets	$7,641,066			$6,993,040			$7,094,028

Interest-bearing liabilities:
Interest-bearing checking	$506	$1	0.22%	$355	$1	0.30%	$338	$1	0.32%
Savings	54,594	17	0.03%	65,175	25	0.04%	78,613	24	0.03%
Money markets	181,515	2,318	1.28%	137,024	461	0.34%	96,112	214	0.22%
Time deposits	4,754	13	0.28%	6,488	10	0.15%	8,493	38	0.45%
Wholesale deposits	191,276	10,670	5.58%	81,153	3,859	4.75%	63,529	223	0.35%
Total interest-bearing deposits (a)	432,645	13,019	3.01%	290,195	4,356	1.50%	247,085	500	0.20%
Overnight fed funds purchased	99,290	5,538	5.58%	74,812	3,922	5.24%	32,414	235	0.73%
Subordinated debentures	19,638	1,421	7.23%	19,560	1,422	7.27%	46,441	3,375	7.27%
Other borrowings	13,862	1,255	9.06%	15,108	1,174	7.77%	17,490	762	4.36%
Total borrowings	132,790	8,214	6.19%	109,480	6,518	5.95%	96,345	4,372	4.54%
Total interest-bearing liabilities	565,435	21,233	3.76%	399,675	10,874	2.72%	343,430	4,872	1.42%
Noninterest-bearing deposits (b)	6,113,217	—	—%	5,739,084	—	—%	5,776,852	—	—%
Total deposits and interest-bearing liabilities	6,678,652	$21,233	0.32%	6,138,759	$10,874	0.18%	6,120,282	$4,872	0.08%
Other noninterest-bearing liabilities	251,580			200,119			202,890
Total liabilities	6,930,232			6,338,878			6,323,172
Shareholders' equity	710,834			654,162			770,856
Total liabilities and shareholders' equity	$7,641,066			$6,993,040			$7,094,028
Net interest income and net interest rate spread including noninterest-bearing deposits		$497,825	7.00%		$411,076	6.40%		$324,567	5.12%

Net interest margin			7.01%			6.40%			5.11%
Tax-equivalent effect			0.01%			0.01%			0.01%
Net interest margin, tax equivalent (2)			7.02%			6.41%			5.12%

Total cost of deposits (a+b)	6,545,862	13,019	0.20%	6,029,279	4,356	0.07%	6,023,937	500	0.01%
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

	Fiscal Year Ended September 30,
	2024 vs. 2023			2023 vs. 2022
	(As Restated)			(As Restated)
(Dollars in thousands)	Increase / (Decrease) Due to Volume	Increase / (Decrease) Due to Rate	Total Increase / (Decrease)	Increase / (Decrease) Due to Volume	Increase / (Decrease) Due to Rate	Total Increase / (Decrease)
Interest-earning assets:
Cash and fed funds sold	$1,320	$1,701	$3,021	$(1,709)	$10,599	$8,890
Mortgage-backed securities	(2,515)	720	(1,795)	5,795	8,556	14,351
Tax-exempt investment securities	(546)	253	(293)	(1,032)	1,391	359
Asset-backed securities	1,986	2,865	4,851	(1,721)	6,020	4,299
Other investment securities	(327)	(115)	(442)	691	2,425	3,116
Total investments	(2,319)	4,640	2,321	3,115	19,010	22,125
Commercial finance	45,357	1,821	47,178	25,284	34,864	60,148
Consumer finance	19,104	14,100	33,204	(9,906)	13,230	3,324
Tax services	873	(2,169)	(1,296)	(2,837)	349	(2,488)
Warehouse finance	6,961	5,720	12,681	(6,457)	8,496	2,039
Community banking	—	—	—	(763)	(762)	(1,525)
Total loans and leases	66,865	24,901	91,766	8,371	53,125	61,496
Total interest-earning assets	$65,866	$31,241	$97,107	$9,777	$82,734	$92,511

Interest-bearing liabilities:
Savings	$(3)	$(5)	$(8)	$1	$—	$1
Money markets	196	1,661	1,857	247	—	247
Time deposits	(4)	7	3	(28)	—	(28)
Wholesale deposits	8,112	(1,301)	6,811	78	3,558	3,636
Total interest-bearing deposits	2,842	5,821	8,663	101	3,755	3,856
Overnight fed funds purchased	1,350	266	1,616	644	3,043	3,687
Subordinated debentures	6	(7)	(1)	(1,952)	(1)	(1,953)
Other borrowings	(102)	183	81	(116)	528	412
Total borrowings	1,429	267	1,696	653	1,493	2,146
Total interest-bearing liabilities	$4,271	$6,088	$10,359	$754	$5,248	$6,002
Net effect on net interest income	$61,595	$25,154	$86,749	$9,023	$77,487	$86,510

Comparison of Operating Results for the Fiscal Years Ended September 30, 2024 and September 30, 2023

The Company reported net income of $183.2 million, or $7.20 per diluted share, for the fiscal year ended September 30, 2024, compared to $143.3 million, or $5.24 per diluted share, for the fiscal year ended September 30, 2023, an increase of $40.0 million. The increase in net income was driven by an increase in net interest income and a decrease in provision for credit losses, partially offset by a decrease in noninterest income and increases in noninterest expense and income tax expense. Total revenue for fiscal 2024 was $797.4 million, compared to $727.7 million for fiscal 2023, an increase of 10%.

Net Interest Income
Net interest income for fiscal 2024 was $497.8 million, an increase of 21%, from $411.1 million for the same period of the prior year. The increase was mainly attributable to increased yields, higher average interest-earning asset balances and an improved earning asset mix.

The Company's average interest-earning assets for fiscal 2024 increased by $678.1 million to $7.10 billion compared with fiscal 2023, primarily due to growth in average outstanding balances of loans and leases and cash balances, partially offset by a decrease in total investment security balances. The Company's average outstanding balance of loans and leases increased $724.7 million compared to the prior fiscal year due to increases across all loan portfolios.

The Company’s average deposits and interest-bearing liabilities increased $539.9 million to $6.68 billion during fiscal 2024 from $6.14 billion during fiscal 2023. This increase was primarily due to increases in average noninterest-bearing deposits of $374.2 million, interest-bearing deposits of $142.5 million, and total borrowings of $23.3 million.

Fiscal 2024 NIM increased to 7.01% from 6.40% in fiscal 2023. The overall reported TEY on average earning asset yields increased 61 basis points to 7.02% compared to the prior fiscal year primarily driven by an improved earning asset mix. The yield on the loan and lease portfolio was 9.41% compared to 8.81% for the prior fiscal year and the TEY on the securities portfolio was 3.15% compared to 2.94% for the prior fiscal year.

The Company’s cost of funds for all deposits and borrowings averaged 0.32% during fiscal 2024, as compared to 0.18% during fiscal 2023. The Company's overall cost of deposits was 0.20% in fiscal 2024, as compared to 0.07% during fiscal 2023.

Provision for Credit Loss
The Company recognized a provision for credit loss of $58.1 million for fiscal 2024, compared to $109.2 million in fiscal 2023. The period-over-period decrease in provision for credit loss was primarily due to decreases in the tax services portfolio of $12.8 million, the commercial finance portfolio of $3.3 million, and the consumer finance portfolio of $35.6 million. The decrease in provision for credit loss in the commercial finance portfolio was primarily due to the commercial insurance premium finance portfolio moving to held for sale and reversing out the provision for credit loss on that portfolio. The Company recognized net charge-offs of $82.8 million for the fiscal year ended September 30, 2024, compared to net charge-offs of $76.3 million for the fiscal year ended September 30, 2023. Net charge-offs attributable to the tax services, commercial finance, and consumer finance portfolios for fiscal 2024 were $23.0 million, $19.5 million, and $40.2 million, respectively. Net charge-offs attributable to the tax services, commercial finance, and consumer finance portfolios for fiscal 2023 were $35.8 million, $15.6 million, and $24.9 million, respectively. See Note 3. Loans and Leases, Net for further information on the provision for credit loss.

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

Noninterest Expense
Noninterest expense increased 12% to $520.7 million for fiscal 2024 from $463.4 million for fiscal 2023. The increase was primarily attributable to increases in card processing expense, compensation and benefits expense, and other expense, partially offset by decreases in operating lease equipment depreciation and legal and consulting expense.

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

Income Tax Expense
The Company recorded an income tax expense of $34.1 million, representing an effective tax rate of 15.6%, for fiscal 2024, compared to an income tax expense of $9.6 million, representing an effective tax rate of 6.2%, for fiscal 2023. The increase in income tax expense was primarily due a decrease in investment tax credits.

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

The Company's ACL totaled $71.8 million at September 30, 2024, a decrease compared to $96.9 million at September 30, 2023. The $25.1 million year-over-year decrease in the ACL was primarily driven by a $4.4 million decrease in the allowance related to the commercial finance portfolio and a $20.8 million decrease in the allowance related to the consumer finance portfolio, partially offset by a $0.1 million increase in the allowance related to the warehouse finance portfolio.

The following table presents the Company's ACL as a percentage of its total loans and leases.

	As of the Period Ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Commercial finance	1.29%	1.17%	1.21%	1.30%	1.26%
Consumer finance	11.52%	12.85%	13.14%	13.81%	19.46%
Tax services	0.02%	66.35%	37.31%	1.52%	0.04%
Warehouse finance	0.10%	0.10%	0.10%	0.10%	0.10%
Total loans and leases	1.76%	2.32%	2.53%	2.06%	2.22%
Total loans and leases excluding tax services	1.77%	1.71%	1.85%	2.06%	2.22%

The Company's ACL as a percentage of total loans and leases decreased to 1.76% at September 30, 2024 from 2.22% at September 30, 2023. The decrease in the total loans and leases coverage ratio was primarily driven by the tax services and consumer finance portfolios, partially offset by an increase in the commercial finance portfolio.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within these financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Management has identified its critical accounting policies, which are those policies described below as Critical Accounting Estimates that, in management's view, are most important in the portrayal of our financial condition and results of operations. These policies involve complex and subjective decisions and assessments. Some of these estimates may be uncertain at the time they are made, could change from period to period, and could have a material impact on the financial statements. See Note 1. Summary of Significant Accounting Policies and Note 4. Loans and Leases, Net to the "Notes of Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K/A, for more information.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, derived principally through its Partner Solutions business line, borrowings, principal and interest payments on loans and leases and mortgage-backed securities, and maturing investment securities. In addition, the Company utilizes wholesale deposit sources to provide temporary funding when necessary or when favorable terms are available. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are influenced by the level of interest rates, general economic conditions and competition. The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposit and loan commitments, to maintain liquidity, and to meet operating expenses. See Note 20. Subsequent Events to the "Notes of Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K/A, for more information on the closing of the sale of the commercial insurance premium finance business.

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

For more information on the Company’s short-term and long-term borrowings, see “Funding Activities – Borrowings” within Item 1 “Business,” which is included in Part I of this Annual Report on Form 10-K/A and Note 10. Short-term and Long-term Borrowings to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A.”

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

The payment of dividends and repurchase of shares have the effect of reducing stockholders’ equity. Prior to authorizing such transactions, the Board of Directors considers the effect the dividend or repurchase of shares would have on liquidity and regulatory capital ratios. See "Regulation and Supervision - Limitations on Dividends and Other Capital Distributions" within Item 1 "Business", which is included in Part I of this Annual Report on Form 10-K/A.

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

Impact of New Accounting Standards
See Note 1. Summary of Significant Accounting Policies to the "Notes of Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A, for information regarding recently issued accounting pronouncements.

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

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements
Statements of Financial Condition as of September 30, 2024 (As Restated) and 2023 (As Restated)
Statements of Operations for the Fiscal Years Ended September 30, 2024 (As Restated), 2023 (As Restated), and 2022 (As Restated)
Statements of Comprehensive Income (Loss) for the Fiscal Years ended September 30, 2024 (As Restated), 2023 (As Restated), and 2022 (As Restated)
Statements of Changes in Stockholders’ Equity for the Fiscal Years Ended September 30, 2024 (As Restated), 2023 (As Restated), and 2022 (As Restated)
Statements of Cash Flows for the Fiscal Years Ended September 30, 2024 (As Restated), 2023 (As Restated), and 2022 (As Restated).
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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 26, 2024 (August 29, 2025 as to the effects of the material weakness described therein), expressed an adverse opinion on the Company’s internal control over financial reporting because of the material weakness. We considered the material weakness in determining the nature, timing, and extent of audit procedures applied in our audit of the 2024 financial statements, and our report on Internal Control over Financial Reporting does not affect this report on the financial statements.

Explanatory Paragraph - Restatement of Previously Issued Financial Statements
As discussed in Notes 1 and 21 to the consolidated financial statements, the 2024, 2023 and 2022 consolidated financial statements have been restated to correct misstatements. The Credit Enhancements Contained Within Third-Party Consumer Lending Agreements critical audit matter, as described in the section below, was communicated in connection with the restatement described in Note 1 and 21 to the financial statements.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

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

Credit Enhancements Contained Within Third-Party Consumer Lending Agreements

The Company has agreements with third parties to service consumer finance loans that are included in the Company’s loan portfolio as described in Notes 1 and 3 to the consolidated financial statements. As part of these programs, several third-party providers offer various credit enhancements with respect to loans originated under the programs, including contributions to reserve accounts, yield maintenance and certain other payments. The Company has determined that the borrower payments and credit enhancement payments under the programs should be accounted for separately. Interest income is recorded at the gross borrower loan rate, and credit losses and associated provisions for credit losses are recorded on a gross basis over the life of the loans. The third-party agreements represent a total return derivative recognized at fair value on the consolidated statement of financial condition. Changes in fair value of the total return derivative are recognized in noninterest expense.

We identified auditing the accounting associated with the credit enhancement contained within the third-party agreements as a critical audit matter due to the nature and extent of audit effort required, including the need for individuals with specialized knowledge. Additionally, a material weakness was identified by the Company related to the accounting and financial reporting for certain consumer lending program agreements in the Consumer Solutions business, including the continuing application of U.S. GAAP to such transactions.

The primary procedure we performed to address this critical audit matter included involving experienced audit personnel and our internal specialists to evaluate the third-party agreements and the related accounting treatment.

/s/ Crowe LLP

We have served as the Company’s auditor since 2018.

South Bend, Indiana
November 26, 2024 (August 29, 2025 as to the effects of the restatement discussed in Notes 1 and 21)

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	September 30, 2024	September 30, 2023
ASSETS	(As Restated)	(As Restated)
Cash and cash equivalents	$158,337	$375,580
Securities available for sale, at fair value	1,741,221	1,804,228
Securities held to maturity, at amortized cost (fair value $30,236 and $31,425, respectively)	33,092	36,591
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	36,014	28,210
Loans held for sale	691,688	77,779
Loans and leases	4,075,195	4,369,826
Allowance for credit losses	(71,765)	(96,855)
Accrued interest receivable	31,385	23,282
Premises, furniture, and equipment, net	39,055	39,160
Rental equipment, net	205,339	211,750
Goodwill and intangible assets	326,094	330,225
Other assets	266,362	303,625
Total assets	$7,532,017	$7,503,401

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$5,875,085	$6,589,182
Short-term borrowings	377,000	13,000
Long-term borrowings	33,354	33,873
Accrued expenses and other liabilities	424,389	248,999
Total liabilities	6,709,828	6,885,054

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued, none outstanding at September 30, 2024 and 2023, respectively	—	—
Common stock, 0.01 par value; 90,000,000 shares authorized, 24,851,122 and 26,225,563 shares issued, 24,847,353 and 26,183,583 shares outstanding at September 30, 2024 and 2023, respectively	248	262
Common stock, Nonvoting, 0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at September 30, 2024 and 2023, respectively	—	—
Additional paid-in capital	638,803	628,500
Retained earnings	337,058	246,377
Accumulated other comprehensive loss	(153,394)	(255,443)
Treasury stock, at cost, 3,769 and 41,980 common shares at September 30, 2024 and 2023, respectively	(249)	(344)
Total equity attributable to parent	822,466	619,352
Noncontrolling interest	(277)	(1,005)
Total stockholders’ equity	822,189	618,347
Total liabilities and stockholders’ equity	$7,532,017	$7,503,401
See Notes to Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Fiscal Year Ended September 30,
	2024	2023	2022
(Dollars in thousands, except per share data)	(As Restated)	(As Restated)	(As Restated)
Interest and dividend income:
Loans and leases, including fees	$438,583	$346,817	$285,320
Mortgage-backed securities	39,402	41,197	26,846
Other investments	41,073	33,936	17,272
	519,058	421,950	329,438
Interest expense:
Deposits	13,019	4,356	500
FHLB advances and other borrowings	8,214	6,518	4,372
	21,233	10,874	4,872

Net interest income	497,825	411,076	324,566

Provision for credit loss	58,101	109,242	56,792

Net interest income after provision for credit loss	439,724	301,834	267,774

Noninterest income:
Refund transfer product fees	40,178	39,452	39,809
Refund advance fee income	43,473	37,433	40,557
Card and deposit fees	125,943	150,746	105,733
Rental income	54,157	54,190	46,558
Gain on sale of trademarks	—	10,000	50,000
Gain (loss) on sale of other	12,669	2,663	(6,207)
Other income	23,167	22,115	17,357
Total noninterest income	299,587	316,599	293,807

Noninterest expense:
Compensation and benefits	201,472	184,318	171,126
Refund transfer product expense	9,862	9,723	8,908
Refund advance expense	1,943	1,863	2,157
Card processing	137,938	105,498	38,785
Occupancy and equipment expense	36,587	34,691	34,909
Operating lease equipment depreciation	41,757	45,710	35,636
Legal and consulting	24,857	27,102	40,634
Intangible amortization	4,131	4,971	6,585
Impairment expense	3,012	3,273	670
Other expense	59,132	46,239	41,868
Total noninterest expense	520,691	463,388	381,278

Income before income tax expense	218,620	155,045	180,303

Income tax expense	34,108	9,587	26,201

Net income before noncontrolling interest	184,512	145,458	154,102
Net income attributable to noncontrolling interest	1,293	2,192	2,968
Net income attributable to parent	$183,219	$143,266	$151,134

Earnings per common share:
Basic	$7.21	$5.26	$5.09
Diluted	$7.20	$5.24	$5.09
See Notes to Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Fiscal Year Ended September 30,
	2024	2023	2022
(Dollars in thousands)	(As Restated)	(As Restated)	(As Restated)
Net income before noncontrolling interest	$184,512	$145,458	$154,102

Other comprehensive income (loss):
Change in net unrealized gain (loss) on debt securities	136,028	(56,255)	(292,665)
	136,028	(56,255)	(292,665)
Unrealized gain (loss) on currency translation	81	331	(1,736)
Deferred income tax effect	34,060	(13,561)	(73,722)
Total other comprehensive income (loss)	102,049	(42,363)	(220,679)
Total comprehensive income (loss)	286,561	103,095	(66,577)
Total comprehensive income attributable to noncontrolling interest	1,293	2,192	2,968
Comprehensive income attributable to parent	$285,268	$100,903	$(69,545)
See Notes to Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Pathward Financial, Inc. Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
Balance, September 30, 2021	$317	$604,484	$259,189	$7,599	$(860)	$870,729	$1,155	$871,884
Prior period adjustment from restatement	—	—	(6,677)	—	—	(6,677)	—	(6,677)
Balance, October 1, 2021 (As Restated)	317	604,484	252,512	7,599	(860)	864,052	1,155	865,207
Cash dividends declared on common stock ($0.20 per share)	—	—	(5,921)	—	—	(5,921)	—	(5,921)
Issuance of common stock due to ESOP	1	2,885	—	—	—	2,886	—	2,886
Repurchases of common stock	(30)	30	(164,260)	—	(3,975)	(168,235)	—	(168,235)
Stock compensation	—	10,004	—	—	—	10,004	—	10,004
Total other comprehensive loss	—	—	—	(220,679)	—	(220,679)	—	(220,679)
Net income (Restated)	—	—	151,134	—	—	151,134	2,968	154,102
Net distribution to noncontrolling interest	—	—	—	—	—	—	(4,153)	(4,153)
Balance, September 30, 2022 (As Restated)	$288	$617,403	$233,465	$(213,080)	$(4,835)	$633,241	$(30)	$633,211

Balance, September 30, 2022 (As Restated)	$288	$617,403	$233,465	$(213,080)	$(4,835)	$633,241	$(30)	$633,211
Cash dividends declared on common stock ($0.20 per share)	—	—	(5,426)	—	—	(5,426)	—	(5,426)
Issuance of common stock due to restricted stock	1	—	—	—	—	1	—	1
Repurchases of common stock	(27)	27	(117,985)	—	(2,452)	(120,437)	—	(120,437)
Retirement of treasury stock	—	—	(6,943)	—	6,943	—	—	—
Stock compensation	—	11,070	—	—	—	11,070	—	11,070
Total other comprehensive loss	—	—	—	(42,363)	—	(42,363)	—	(42,363)
Net income (Restated)	—	—	143,266	—	—	143,266	2,192	145,458
Net distribution to noncontrolling interest	—	—	—	—	—	—	(3,167)	(3,167)
Balance, September 30, 2023 (As Restated)	$262	$628,500	$246,377	$(255,443)	$(344)	$619,352	$(1,005)	$618,347

Balance, September 30, 2023 (As Restated)	$262	$628,500	$246,377	$(255,443)	$(344)	$619,352	$(1,005)	$618,347
Cash dividends declared on common stock ($0.20 per share)	—	—	(5,067)	—	—	(5,067)	—	(5,067)
Issuance of common stock due to restricted stock	3	—	—	—	—	3	—	3
Repurchases of common stock	(17)	17	(80,767)	—	(6,086)	(86,853)	—	(86,853)
Retirement of treasury stock	—	—	(6,181)	—	6,181	—	—	—
Stock compensation	—	10,286	—	—	—	10,286	—	10,286
Total other comprehensive income	—	—	—	102,049	—	102,049	—	102,049
Joint venture membership interest divestiture	—	—	(523)	—	—	(523)	—	(523)
Net income (Restated)	—	—	183,219	—	—	183,219	1,293	184,512
Net distribution to noncontrolling interest	—	—	—	—	—	—	(565)	(565)
Balance, September 30, 2024 (As Restated)	$248	$638,803	$337,058	$(153,394)	$(249)	$822,466	$(277)	$822,189
See Notes to Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Fiscal Year Ended September 30,
	2024	2023	2022
(Dollars in thousands)	(As Restated)	(As Restated)	(As Restated)
Cash flows from operating activities:
Net income before noncontrolling interest	$184,512	$145,458	$154,102
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	57,765	64,955	61,601
Provision for credit loss	58,101	109,242	56,792
Provision for (reversal of) deferred taxes	16,166	(7,140)	15,793
Originations of loans held for sale	(2,034,977)	(1,208,684)	(985,330)
Proceeds from sales of loans held for sale	2,036,084	1,139,881	1,059,361
Net change in loans held for sale	18,127	25,922	12,819
Fair value adjustment of foreclosed real estate	—	—	301
Net realized (gain) on securities available for sale	—	—	(154)
Net realized (gain) loss on loans held for sale	(5,920)	(268)	3,694
Net realized loss on premise, furniture, and equipment	—	65	55
Net realized (gain) on trademarks	—	(10,000)	(50,000)
Net realized (gain) on other	(6,749)	(1,832)	(1,956)
Change in bank-owned life insurance value	(2,751)	(1,497)	(2,434)
Impairment on rental equipment	2,013	24	—
Impairment of intangibles	—	—	670
Net change in accrued interest receivable	(8,103)	(5,303)	(1,725)
Net change in other assets	(11,793)	17,244	(32,923)
Net change in accrued expenses and other liabilities	176,044	48,776	(10,621)
Stock compensation	10,286	11,070	10,004
Net cash provided by operating activities	488,805	327,913	290,049

Cash flows from investing activities:
Purchases of securities available for sale	(3,465)	(156,885)	(907,361)
Proceeds from sales of securities available for sale	—	—	265,951
Proceeds from maturities of and principal collected on securities available for sale	201,730	177,296	324,234
Proceeds from maturities of and principal collected on securities held to maturity	3,317	4,835	14,281
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(406,390)	(330,144)	(173,653)
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	398,587	330,746	173,240
Purchases of loans and leases	(298,262)	(215,266)	(115,353)
Proceeds from sales of loans and leases	—	—	123,241
Net change in loans and leases	102,272	(332,275)	337,396
Purchases of premises, furniture, and equipment	(10,141)	(8,623)	(8,177)
Proceeds from sales of premises, furniture, and equipment	—	—	35
Purchases of rental equipment	(266,613)	(441,047)	(424,919)
Proceeds from sales of rental equipment	9,006	14,998	9,372
Net change in rental equipment	565	(236)	(5,772)
Proceeds from sales of foreclosed real estate and repossessed assets	—	1	1,824
Proceeds from death benefit of bank-owned life insurance	—	1,040	—
Proceeds from sale of trademarks	—	10,000	50,000
Proceeds from sale of other assets	6,465	—	3,550
Net cash (used in) investing activities	(262,929)	(945,560)	(332,111)

Cash flows from financing activities:
Net change in deposits	(714,097)	723,145	351,066
Net change in short-term borrowings	364,000	13,000	—
Redemption of long-term borrowings	—	—	(75,000)
Proceeds from long-term borrowings	—	—	20,000
Principal payments on capital lease obligations	—	—	(75)
Principal payments on other liabilities	(621)	(1,747)	(2,751)

Payment of debt issuance costs	—	(511)	—
Dividends paid on common stock	(5,067)	(5,426)	(5,921)
Issuance of common stock due to restricted stock	3	1	—
Issuance of common stock due to ESOP	—	—	2,886
Repurchases of common stock	(86,853)	(120,437)	(168,235)
Investment by (distributions to) noncontrolling interest	(565)	(3,167)	(4,153)
Net cash provided by (used in) financing activities	(443,200)	604,858	117,817

Effect of exchange rate changes on cash	81	331	(1,736)

Net change in cash and cash equivalents	(217,243)	(12,458)	74,019

Cash and cash equivalents at beginning of fiscal year	375,580	388,038	314,019
Cash and cash equivalents at end of fiscal period	$158,337	$375,580	$388,038

	Fiscal Year Ended September 30,
	2024	2023	2022
(Dollars in thousands)	(As Restated)	(As Restated)	(As Restated)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$20,909	$10,819	$5,259
Income taxes	19,633	14,056	13,940
Franchise and other taxes	726	1,359	791
Supplemental schedule of non-cash investing activities:
Transfers
Held for sale to loans and leases	$30,864	$158	$115,934
Loans and leases to held for sale	597,177	13,421	169,045
Loans and leases to rental equipment	4,847	3,122	3,893
Loans and leases to foreclosed real estate and repossessed assets	—	—	49
Rental equipment to loan and leases	225,870	377,250	400,148
Recognition of operating lease ROU assets, net of measurements	654	—	117
Retirement of treasury stock	6,181	6,943	—
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

Restatement of Previously Issued Financial Statements
The Audit Committee of our Board of Directors, after discussion with management and our independent registered public accounting firm, Crowe LLP, concluded that our audited consolidated financial statements as of September 30, 2024 and 2023, and for each year in the three fiscal year periods ended September 30, 2024 contained in our Annual Reports on Form 10-K, and our unaudited consolidated financial statements as of and for the interim periods ended December 31, 2024, 2023, 2022, and 2021, March 31, 2024, 2023, and 2022, June 30, 2024, 2023, and 2022, and September 30, 2024, 2023, and 2022 contained in our Quarterly Reports on Form 10-Q (collectively, but excluding the interim period ended December 31, 2024, the “Affected Periods”) should no longer be relied upon and should be restated because of errors identified in such financial statements.

As described in Note 21. Restatement of Previously Issued Financial Statements, the Company is restating its accompanying audited historical consolidated financial statements as of September 30, 2024 and 2023, and for the years ended September 30, 2024, 2023 and 2022. The affected balances in the accompanying footnotes to these consolidated financial statements have also been restated accordingly. Additionally, as described in Note 18.  Selected Quarterly Financial Data (Unaudited), the Company has restated its unaudited consolidated financial statements and related disclosures for the interim periods as previously disclosed in the Quarterly Reports on Form 10-Q for those respective fiscal quarters, with the affected balances restated accordingly.

USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS
The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain significant estimates include the valuation of residual values within lease receivables, allowance for credit losses, the valuation of goodwill and intangible assets, Consumer Loan Program derivatives and the fair values of securities and other financial instruments. These estimates are reviewed by management regularly; however, they are particularly susceptible to significant changes in the future.

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

LOANS HELD FOR SALE ("LHFS")
Loans are designated as LHFS based on management's intent to sell loans, or portions of loans, in established secondary markets, to fintech partners in our Consumer Lending Programs, or to participating third-party financial institutions. LHFS are held at the lower of cost or fair value. Any amount by which the cost exceeds fair value is initially recorded as a valuation allowance and subsequently reflected in the gain or loss on sale when sold. At September 30, 2024 and 2023, there was no valuation allowance recorded for LHFS. Gains and losses on LHFS are recorded in noninterest income on the Consolidated Statements of Operations. Loan costs and fees are deferred at origination and are recognized in income at the time of sale. Interest income is calculated based on the note rate of the loan and is recorded as interest income. The Company occasionally transfers loans between held for sale and held for investment classifications based on its intent and ability to hold or sell loans. Management's intent to sell may be impacted by secondary market conditions, loan credit quality, or other factors.

The following table summarizes the activity pertaining to loans held for sale:

	Fiscal Year Ended September 30,
	2024		2023
(Dollars in thousands)	Consumer	Commercial	Consumer	Commercial
Beginning of year balance	$77,779	$—	$21,071	$—
Originations	1,901,593	133,388	1,206,201	2,483
Proceeds from sales	(1,937,079)	(99,005)	(1,123,271)	(16,610)
Gain (loss) on sales	—	5,102	—	268
Principal collections, net of deferred fees and costs	(18,083)	(48)	(26,222)	280
Non-cash transfers, net	—	628,041	—	13,579
End of year balance	$24,210	$667,478	$77,779	$—

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

Interest income on loans is generally accrued over the term of the loans based upon the amount of principal outstanding except when serious doubt exists as to the collectability of a loan, in which case the accrual of interest is discontinued. Unearned income, deferred loan fees and costs, and discounts and premiums are amortized to interest income over the contractual life of the loan generally using the interest method. The Company's business lines follow a nonaccrual policy with certain commercial finance, consumer finance and tax service loans not generally being placed on non-accrual status, but instead are charged off when the collection of principal and interest become doubtful. When placed on nonaccrual status, the accrued unpaid interest receivable is reversed against interest income and any remaining amortizing of net deferred fees is suspended. Cash collected on these loans is applied to first reduce the carrying value of the loan with any remainder being recognized as interest income. Generally, a loan can return to accrual status when all delinquent interest and principal become current under the terms of the loan agreement and collectability of the remaining principal and interest is no longer doubtful. Loans are considered past due when contractually required principal or interest payments have not been made on the due dates.

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

Consumer Loan Programs
The Company partners with third-parties to originate and service consumer loans to further deploy financing offerings to the underserved and underbanked (the Programs). Loan options under the Programs include secured and unsecured installment products. The Programs allow for loans to be originated as held for sale or held for investment, with the majority of the loans being originated as held for sale and not retained by the Company. The loans are originated with terms up to 73 months, although the effective life of the loans may be much shorter.

The Programs are governed by multiple interrelated agreements including the loan agreement between the Company and the borrower and the agreements with the third-party partners. The structure of the Programs is intended to generate loans that yield a targeted return to the Bank on a portfolio basis while also providing credit enhancements from the third-party partner. Key characteristics of the Programs include:

•The Bank has thresholds in place on the maximum amount of loans to be retained by the Bank. The majority of loans originated under these Programs are originated as held for sale.

•For loans retained by the Bank, only interest received is allocated between the Bank and third-party partners. All principal cash collections for loans are retained by the Bank and reduce the outstanding principal balance.

•For loans retained by the Bank, interest received is first applied to charge offs and then to the Bank for its targeted yield under the applicable Program. Any remaining interest received in excess of the targeted yield is then allocated to the third-party partner, which includes compensation for servicing, and recorded in noninterest expense. If there is no remaining interest received after charge offs and the Bank’s yield, there is no excess interest paid or due to the third-party partners.

•The third-party partners contribute funds to a reserve account at the time of Program execution to be used for any future charge-offs not covered by interest collections, as well as any Bank required yield, as outlined in the contract. The reserve account is required to maintain minimum thresholds over the term of the Program.

The Company's agreements with multiple unrelated parties are required to be accounted for separately in accordance with U.S. GAAP relevant to each unit of account. The Company accounts for the Programs into multiple units of account as follows:

•The loans and related interest income are accounted for under ASC 310, Receivables, and are included in the Company’s expected credit losses estimation process under CECL. Due to the nature of the product, the Company recognizes interest income based on the monthly interest.
•The agreement with the third-party partner that governs the excess interest, required Bank yield, and credit enhancements meets the definition of a derivative financial instrument and is accounted for in accordance with ASC 815, Derivatives and Hedging. The derivative is accounted for at fair value in the Company’s Consolidated Statements of Financial Condition in other assets or liabilities with changes in fair value each period reported in the Consolidated Statements of Operations within noninterest expense.
–Noninterest expense each period includes actual amounts paid during the period for excess interest.

The Company had $273.0 million and $332.2 million of loans outstanding in the Programs, or 6% and 8% of its total gross loan portfolio, as of September 30, 2024 and 2023, respectively. As of September 30, 2024, $24.2 million is included in loans held for sale at the lower of cost or fair value as a result of the Company’s decision to pursue a sale of that portion of the portfolio. As of September 30, 2024 and 2023, $248.8 million and $254.4 million are included in loans held for investment, respectively. Loans in the Programs held for investment are included within the Consumer Finance category disclosures in Note 3. Loans and Leases, net.

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

Loan Servicing and Transfers of Financial Assets
The Company sells loan participations, generally without recourse, in both the commercial and consumer segments. The Company also sells commercial SBA and USDA loans and consumer loans to third parties, generally without recourse. Sold loans are not included in the Consolidated Financial Statements. For commercial loans sold, the Bank generally retains the right to service the sold loans for a fee. If the fee is determined commensurate and customary with market terms, no servicing asset or liability is recorded. Any fee that is above or below market terms results in a servicing asset or liability and is included within Other Assets on the Consolidated Statements of Financial Condition. At September 30, 2024 and 2023, the Bank was servicing loans for others with aggregate unpaid principal balances of $364.5 million and $332.5 million, respectively. The service fees and ancillary income related to these loans were immaterial. For consumer loans originated, the Bank relies on third-party services regardless if the loans are held for investment or sold.

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

Credit loss for all other loans and leases is evaluated collectively by various characteristics. The collective evaluation of expected losses in all commercial finance and consumer lending portfolios is based on a cohort loss rate and adjustments for forward-looking information, including industry and macroeconomic forecasts. The cohort loss rate is a life of loan loss rate that immediately reverts to historical loss information for the remaining maturity of the financial asset. Management has elected to use a twelve to twenty-four month reasonable and supportable forecast for forward-looking information. Factors utilized in the determination of the allowance include historical loss experience, current economic forecasts and measurement date credit characteristics such as product type, delinquency, and industry. The unfunded credit commitments depend on these same factors, as well as estimates of lines of credit usage. The various quantitative and qualitative factors used in the methodologies are reviewed quarterly. The consumer lending programs are structured with freestanding credit enhancements that are not incorporated in management’s estimate of expected credit losses in accordance with ASC 326, Financial Instruments – Credit Losses. Rather these credit enhancements are reflected in the Company’s noninterest expense section of the Consolidated Statements of Income (Loss) from Operations.

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

Derivative Instruments
Derivatives are financial instruments that meet the criteria in ASC 815, Derivatives and Hedging, to be recognized as either freestanding or embedded derivatives. The Company’s derivatives are recognized as either assets or liabilities in the Consolidated Statements of Financial Condition at fair value. Changes in the fair value of the derivatives are recorded through noninterest expense in the Consolidated Statements of Operations. The Company does not utilize derivative instruments for trading or speculative purposes.

The Bank’s use of derivatives is limited to the Consumer Lending Programs. Under these Programs, the Bank has an agreement with a third party to originate consumer loans that are included in the Bank’s held for investment or held for sale portfolios. The third party provides a target return to the Company on the portfolio of loans retained by the Bank and all interest received from borrowers on such loans above the target return and after all charge-offs have been covered is paid to the third-party as excess interest and servicing. This agreement to pay the third-party excess interest and receive credit enhancements meets the definition of a derivative instrument. The primary drivers of the derivative value include the Company’s ability to settle the loans at par value and the third-party partners’ rights of first refusal to purchase loans that the Company intends to sell. Each reporting period, the Company estimates the fair value of the derivative instrument using a market approach considering primarily the average interest rate on the underlying loans and the credit spread relative to the risk-free rate in order to validate that the value of the loans is in excess of par and thus the derivative could be settled by either party at no cost. The Company considers this derivative instrument to be within Level 3 of the fair value hierarchy, as it utilizes inputs from sales or securitization transactions involving similar loans. As of September 30, 2024 and 2023, the Company determined the derivatives had no fair value, respectively, thus eliminating the need for further disclosures regarding Level 3 inputs as outlined in ASC 820.

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

NOTE 3.  LOANS AND LEASES, NET

Loans and leases consist of the following:

	At September 30,
	2024	2023
(Dollars in thousands)	(As Restated)	(As Restated)
Term lending	$1,554,641	$1,308,133
Asset-based lending	471,897	382,371
Factoring	362,295	358,344
Lease financing	152,174	183,392
Insurance premium finance	—	803,787
SBA/USDA	568,628	524,750
Other commercial finance	185,964	166,091
Commercial finance	3,295,599	3,726,868
Consumer finance	248,800	254,416
Tax services	8,825	5,192
Warehouse finance	517,847	376,915
Total loans and leases	4,071,071	4,363,391
Net deferred loan origination costs	4,124	6,435
Total gross loans and leases	4,075,195	4,369,826
Allowance for credit losses	(71,765)	(96,855)
Total loans and leases, net	$4,003,430	$4,272,971

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

Activity in the allowance for credit losses was as follows:

	Fiscal Year Ended September 30,
	2024	2023
(Dollars in thousands)	(As Restated)	(As Restated)
Beginning balance	$96,855	$63,796
Provision for credit loss	57,678	109,336
Charge-offs	(95,245)	(83,932)
Recoveries	12,477	7,655
Ending balance	$71,765	$96,855

Activity in the allowance for credit losses and balances of loans and leases by portfolio segment was as follows:

	At September 30, 2024
	(As Restated)
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$25,686	$20,558	$(18,193)	$2,343	$30,394
Asset-based lending	2,738	(1,637)	—	255	1,356
Factoring	6,566	1,420	(2,453)	224	5,757
Lease financing	3,302	(2,010)	(287)	184	1,189
Insurance premium finance	2,637	(1,767)	(1,149)	279	—
SBA/USDA	2,962	1,065	(755)	1	3,273
Other commercial finance	3,089	(2,482)	—	—	607
Commercial finance	46,980	15,147	(22,837)	3,286	42,576
Consumer finance	49,496	19,395	(41,628)	1,406	28,669
Tax services	2	22,995	(30,780)	7,785	2
Warehouse finance	377	141	—	—	518
Total loans and leases	96,855	57,678	(95,245)	12,477	71,765
Unfunded commitments(1)	272	423	—	—	695
Total	$97,127	$58,101	$(95,245)	$12,477	$72,460
(1) Reserve for unfunded commitments is recognized within other liabilities on the Consolidated Statements of Financial Condition.

	At September 30, 2023
	(As Restated)
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$24,621	$10,541	$(11,295)	$1,819	$25,686
Asset-based lending	1,050	4,005	(2,873)	556	2,738
Factoring	6,556	1,523	(1,545)	32	6,566
Lease financing	5,902	(1,424)	(1,479)	303	3,302
Insurance premium finance	1,450	2,349	(1,659)	497	2,637
SBA/USDA	3,263	(296)	(43)	38	2,962
Other commercial finance	1,310	1,779	—	—	3,089
Commercial finance	44,152	18,477	(18,894)	3,245	46,980
Consumer finance	19,312	55,034	(26,297)	1,447	49,496
Tax services	5	35,775	(38,741)	2,963	2
Warehouse finance	327	50	—	—	377
Total loans and leases	63,796	109,336	(83,932)	7,655	96,855
Unfunded commitments(1)	366	(94)	—	—	272
Total	$64,162	$109,242	$(83,932)	$7,655	$97,127
(1) Reserve for unfunded commitments is recognized within other liabilities on the Consolidated Statements of Financial Condition.

	At September 30, 2022
	(As Restated)
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$33,351	$850	$(12,629)	$3,049	$24,621
Asset-based lending	1,726	(1,092)	(16)	432	1,050
Factoring	3,997	11,699	(11,057)	1,917	6,556
Lease financing	7,629	(2,062)	(301)	636	5,902
Insurance premium finance	1,394	597	(767)	226	1,450
SBA/USDA	2,978	863	(652)	74	3,263
Other commercial finance	1,168	142	—	—	1,310
Commercial finance	52,243	10,997	(25,422)	6,334	44,152
Consumer finance	13,926	30,805	(26,005)	586	19,312
Tax services	2	28,093	(30,852)	2,762	5
Warehouse finance	420	(93)	—	—	327
Community banking	12,262	(12,686)	—	424	—
Total loans and leases	78,853	57,116	(82,279)	10,106	63,796
Unfunded commitments(1)	690	(324)	—	—	366
Total	$79,543	$56,792	$(82,279)	$10,106	$64,162
(1) Reserve for unfunded commitments is recognized within other liabilities on the Consolidated Statements of Financial Condition.

Information on loans and leases that are deemed to be collateral dependent and are evaluated individually for the ACL was as follows:

(Dollars in thousands)	At September 30, 2024	At September 30, 2023
Term lending	$15,491	$3,516
Asset-based lending	—	19,226
Factoring	—	1,133
Lease financing	5,300	630
SBA/USDA	1,419	750
Commercial finance(1)	22,210	25,255
Total	$22,210	$25,255
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

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At September 30, 2024	2024	2023	2022	2021	2020	Prior
Term lending
Pass	$548,597	$398,832	$117,180	$77,585	$42,950	$24,166	$—	$1,209,310
Watch	47,765	52,317	34,964	31,025	2,720	2,312	—	171,103
Special mention	44,617	3,106	9,121	14,772	7,238	2	—	78,856
Substandard	9,798	24,187	18,537	11,660	18,894	2,631	—	85,707
Doubtful	4,314	1,465	2,247	758	114	767	—	9,665
Total	655,091	479,907	182,049	135,800	71,916	29,878	—	1,554,641
Current period charge-offs	114	3,102	8,502	3,576	2,184	715	—	18,193
Asset-based lending
Pass	—	—	—	—	—	—	233,268	233,268
Watch	—	—	—	—	—	—	221,521	221,521
Special mention	—	—	—	—	—	—	13,187	13,187
Substandard	—	—	—	—	—	—	3,921	3,921
Total	—	—	—	—	—	—	471,897	471,897
Current period charge-offs	—	—	—	—	—	—	—	—
Factoring
Pass	—	—	—	—	—	—	292,436	292,436
Watch	—	—	—	—	—	—	62,270	62,270
Special mention	—	—	—	—	—	—	271	271
Substandard	—	—	—	—	—	—	7,306	7,306
Doubtful	—	—	—	—	—	—	12	12
Total	—	—	—	—	—	—	362,295	362,295
Current period charge-offs	—	—	—	—	—	—	2,453	2,453
Lease financing
Pass	44,883	48,851	12,862	7,101	7,938	1,733	—	123,368
Watch	1,837	3,537	370	6,264	1,362	40	—	13,410
Special mention	—	250	—	—	174	—	—	424
Substandard	—	6,691	2,723	2,717	2,069	603	—	14,803
Doubtful	—	—	—	138	31	—	—	169
Total	46,720	59,329	15,955	16,220	11,574	2,376	—	152,174
Current period charge-offs	—	—	—	207	80	—	—	287
Insurance premium finance

Current period charge-offs	86	890	173	—	—	—	—	1,149
SBA/USDA
Pass	60,636	171,136	179,490	20,825	28,588	39,319	—	499,994
Watch	5,244	6,967	—	639	10	3,026	—	15,886
Special mention	—	—	—	156	—	363	—	519
Substandard	1,037	15,923	12,158	2,003	9,519	11,134	—	51,774
Doubtful	—	185	55	55	62	98	—	455
Total	66,917	194,211	191,703	23,678	38,179	53,940	—	568,628
Current period charge-offs	—	549	79	—	127	—	—	755
Other commercial finance
Pass	73,330	2,210	6,685	12,351	1,274	70,203	—	166,053
Watch	—	2,480	—	—	—	—	—	2,480
Substandard	—	508	—	16,923	—	—	—	17,431
Total	73,330	5,198	6,685	29,274	1,274	70,203	—	185,964
Current period charge-offs	—	—	—	—	—	—	—	—
Warehouse finance
Pass	—	—	—	—	—	—	517,847	517,847
Total	—	—	—	—	—	—	517,847	517,847
Current period charge-offs	—	—	—	—	—	—	—	—
Total loans and leases
Pass	727,446	621,029	316,217	117,862	80,750	135,421	1,043,551	3,042,276
Watch	54,846	65,301	35,334	37,928	4,092	5,378	283,791	486,670
Special mention	44,617	3,356	9,121	14,928	7,412	365	13,458	93,257
Substandard	10,835	47,309	33,418	33,303	30,482	14,368	11,227	180,942
Doubtful	4,314	1,650	2,302	951	207	865	12	10,301
Total	$842,058	$738,645	$396,392	$204,972	$122,943	$156,397	$1,352,039	$3,813,446
Current period charge-offs	$200	$4,541	$8,754	$3,783	$2,391	$715	$2,453	$22,837

	Amortized Cost Basis (As Restated)
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At September 30, 2023	2023	2022	2021	2020	2019	Prior
Term lending
Pass	$539,448	$149,190	$99,677	$73,132	$14,368	$85,812	$—	$961,627
Watch	53,481	51,036	58,041	12,230	4,483	727	—	179,998
Special mention	26,539	13,853	20,463	723	2,932	75	—	64,585
Substandard	20,437	30,451	14,729	24,613	3,872	764	—	94,866
Doubtful	200	2,655	1,691	1,121	165	1,225	—	7,057
Total	640,105	247,185	194,601	111,819	25,820	88,603	—	1,308,133
Asset-based lending
Pass	—	—	—	—	—	—	161,744	161,744
Watch	—	—	—	—	—	—	174,243	174,243
Special mention	—	—	—	—	—	—	26,382	26,382
Substandard	—	—	—	—	—	—	19,501	19,501
Doubtful	—	—	—	—	—	—	501	501
Total	—	—	—	—	—	—	382,371	382,371
Factoring
Pass	—	—	—	—	—	—	270,754	270,754
Watch	—	—	—	—	—	—	70,833	70,833
Special mention	—	—	—	—	—	—	8,892	8,892
Substandard	—	—	—	—	—	—	7,865	7,865
Total	—	—	—	—	—	—	358,344	358,344
Lease financing
Pass	57,123	15,941	15,167	27,489	4,036	1,281	—	121,037
Watch	793	10,436	12,566	4,494	1,579	55	—	29,923

Special mention	—	—	847	415	195	—	—	1,457
Substandard	14,890	1,983	7,082	3,660	3,062	33	—	30,710
Doubtful	—	—	71	61	—	133	—	265
Total	72,806	28,360	35,733	36,119	8,872	1,502	—	183,392
Insurance premium finance
Pass	799,484	2,704	—	—	—	—	—	802,188
Watch	858	34	—	—	—	—	—	892
Special mention	250	15	—	—	—	—	—	265
Substandard	91	20	—	—	—	—	—	111
Doubtful	180	152	—	—	—	—	—	332
Total	800,863	2,925	—	—	—	—	—	803,788
SBA/USDA
Pass	158,675	148,525	26,244	36,274	8,798	18,252	—	396,768
Watch	49,010	48,833	658	51	357	2,572	—	101,481
Special mention	—	—	530	—	—	—	—	530
Substandard	252	2,356	1,718	5,418	8,509	7,718	—	25,971
Total	207,937	199,714	29,150	41,743	17,664	28,542	—	524,750
Other commercial finance
Pass	2,330	18,927	32,737	1,137	10,122	69,927	—	135,180
Watch	1,742	—	—	—	—	—	—	1,742
Substandard	2,753	450	25,708	—	—	258	—	29,169
Total	6,825	19,377	58,445	1,137	10,122	70,185	—	166,091
Warehouse finance
Pass	—	—	—	—	—	—	376,915	376,915
Total	—	—	—	—	—	—	376,915	376,915
Total loans and leases
Pass	1,557,060	335,287	173,825	138,032	37,324	175,272	809,413	3,226,213
Watch	105,884	110,339	71,265	16,775	6,419	3,354	245,076	559,112
Special mention	26,789	13,868	21,840	1,138	3,127	75	35,274	102,111
Substandard	38,423	35,260	49,237	33,691	15,443	8,773	27,366	208,193
Doubtful	380	2,807	1,762	1,182	165	1,358	501	8,155

Total	$1,728,536	$497,561	$317,929	$190,818	$62,478	$188,832	$1,117,630	$4,103,784

Past due loans and leases were as follows:

	At September 30, 2024
	(As Restated)
	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Nonaccrual Balance	Total
Loans held for sale	$2,266	$1,361	$1,050	$4,677	$687,011	$691,688	$1,050	$—	$1,050

Term lending	19,776	5,124	17,694	42,594	1,512,047	1,554,641	1,923	23,462	25,385
Asset-based lending	—	—	—	—	471,897	471,897	—	—	—
Factoring	—	—	—	—	362,295	362,295	—	29	29
Lease financing	3,605	1,595	109	5,309	146,865	152,174	60	746	806
SBA/USDA	—	952	2,172	3,124	565,504	568,628	331	2,175	2,506
Other commercial finance	—	—	—	—	185,964	185,964	—	—	—
Commercial finance	23,381	7,671	19,975	51,027	3,244,572	3,295,599	2,314	26,412	28,726
Consumer finance	3,962	3,186	3,053	10,201	238,599	248,800	3,053	—	3,053
Tax services	—	—	8,733	8,733	92	8,825	8,733	—	8,733
Warehouse finance	—	—	—	—	517,847	517,847	—	—	—
Total loans and leases held for investment	27,343	10,857	31,761	69,961	4,001,110	4,071,071	14,100	26,412	40,512
Total loans and leases	$29,609	$12,218	$32,811	$74,638	$4,688,121	$4,762,759	$15,150	$26,412	$41,562

	At September 30, 2023
	(As Restated)
	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Nonaccrual Balance	Total
Loans held for sale	$626	$549	$306	$1,481	$76,298	$77,779	$306	$—	$306

Term lending	13,898	7,723	11,136	32,757	1,275,376	1,308,133	3,737	15,324	19,061
Asset-based lending	—	—	123	123	382,248	382,371	—	18,082	18,082
Factoring	—	—	—	—	358,344	358,344	—	1,298	1,298
Lease financing	6,865	158	4,828	11,851	171,541	183,392	4,242	1,666	5,908
Insurance premium finance	2,159	1,262	2,339	5,760	798,027	803,787	2,339	—	2,339
SBA/USDA	512	—	1,835	2,347	522,403	524,750	833	1,002	1,835
Other commercial finance	—	—	91	91	166,000	166,091	91	—	91
Commercial finance	23,434	9,143	20,352	52,929	3,673,939	3,726,868	11,242	37,372	48,614
Consumer finance	2,992	2,425	2,210	7,627	246,789	254,416	2,210	—	2,210
Tax services	—	—	5,082	5,082	110	5,192	5,082	—	5,082
Warehouse finance	—	—	—	—	376,915	376,915	—	—	—
Total loans and leases held for investment	26,426	11,568	27,644	65,638	4,297,753	4,363,391	18,534	37,372	55,906
Total loans and leases	$27,052	$12,117	$27,950	$67,119	$4,374,051	$4,441,170	$18,840	$37,372	$56,212

Nonaccrual loans and leases by year of origination were as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
At September 30, 2024	2024	2023	2022	2021	2020	Prior
Term lending	$9,281	$3,433	$5,369	$1,386	$625	$3,368	$—	$23,462	$2,579
Factoring	—	—	—	—	—	—	29	29	—
Lease financing	—	577	11	46	2	110	—	746	—
SBA/USDA	—	738	55	55	742	585	—	2,175	681
Commercial finance	9,281	4,748	5,435	1,487	1,369	4,063	29	26,412	3,260
Total nonaccrual loans and leases	$9,281	$4,748	$5,435	$1,487	$1,369	$4,063	$29	$26,412	$3,260

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
At September 30, 2023	2023	2022	2021	2020	2019	Prior
Term lending	$865	$4,942	$2,933	$2,165	$3,134	$1,285	$—	$15,324	$—
Asset-based lending	—	—	—	—	—	—	18,082	18,082	—
Factoring	—	—	—	—	—	—	1,298	1,298	—
Lease financing	—	—	446	660	—	560	—	1,666	1
SBA/USDA	—	750	—	—	—	252	—	1,002	—
Commercial finance	865	5,692	3,379	2,825	3,134	2,097	19,380	37,372	1
Total nonaccrual loans and leases	$865	$5,692	$3,379	$2,825	$3,134	$2,097	$19,380	$37,372	$1

Loans and leases that are 90 days or more delinquent and accruing by year of origination were as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At September 30, 2024	2024	2023	2022	2021	2020	Prior
Loans held for sale	$1,031	$19	$—	$—	$—	$—	$—	$1,050
Term lending	—	621	354	719	217	12	—	1,923
Lease financing	—	—	—	2	58	—	—	60
SBA/USDA	—	—	331	—	—	—	—	331
Commercial finance	—	621	685	721	275	12	—	2,314
Consumer finance	736	1,841	388	88	—	—	—	3,053
Tax services	8,733	—	—	—	—	—	—	8,733
Total loans and leases held for investment	9,469	2,462	1,073	809	275	12	—	14,100
Total 90 days or more delinquent and accruing	$10,500	$2,481	$1,073	$809	$275	$12	$—	$15,150

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
At September 30, 2023	2023	2022	2021	2020	2019	Prior
Loans held for sale	$306	$—	$—	$—	$—	$—	$—	$306
Term lending	1,604	1,371	500	233	29	—	—	3,737
Lease financing	151	490	979	784	1,794	44	—	4,242
Insurance premium finance	—	414	114	—	334	1,477	—	2,339
SBA/USDA	—	—	—	833	—	—	—	833
Other commercial finance	—	—	—	—	—	91	—	91
Commercial finance	1,755	2,275	1,593	1,850	2,157	1,612	—	11,242
Consumer finance	891	1,045	246	—	—	—	28	2,210
Tax services	5,082	—	—	—	—	—	—	5,082
Total loans and leases held for investment	7,728	3,320	1,839	1,850	2,157	1,612	28	18,534
Total 90 days or more delinquent and accruing	$8,034	$3,320	$1,839	$1,850	$2,157	$1,612	$28	$18,840

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

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted earnings per share is presented below.

	Fiscal Year Ended September 30,
	2024	2023	2022
(Dollars in thousands, except per share data)	(As Restated)	(As Restated)	(As Restated)
Basic income per common share:
Net income attributable to Pathward Financial, Inc.	$183,219	$143,266	$151,134
Dividends and undistributed earnings allocated to participating securities	(1,678)	(2,148)	(2,479)
Basic net earnings available to common stockholders	181,541	141,118	148,655
Undistributed earnings allocated to nonvested restricted stockholders	1,631	2,067	2,382
Reallocation of undistributed earnings to nonvested restricted stockholders	(1,629)	(2,060)	(2,381)
Diluted net earnings available to common stockholders	$181,543	$141,125	$148,656

Total weighted-average basic common shares outstanding	25,169,937	26,833,079	29,227,071
Effect of dilutive securities(1)
Performance share units	31,813	92,527	5,176
Total effect of dilutive securities	31,813	92,527	5,176
Total weighted-average diluted common shares outstanding	25,201,750	26,925,606	29,232,247

Net earnings per common share:
Basic earnings per common share	$7.21	$5.26	$5.09
Diluted earnings per common share(2)	$7.20	$5.24	$5.09
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

NOTE 13.  INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return on a fiscal year basis. The provision for income taxes were as follows:

	Fiscal Year Ended September 30,
	2024	2023	2022
(Dollars in thousands)	(As Restated)	(As Restated)	(As Restated)
Federal:
Current	$9,770	$8,792	$5,669
Deferred	13,276	(6,688)	11,491
	23,046	2,104	17,160
State:
Current	8,172	7,935	4,739
Deferred	2,890	(452)	4,302
	11,062	7,483	9,041
Income tax expense	$34,108	$9,587	$26,201

The tax effects of the Company's temporary differences that give rise to significant portions of its deferred tax assets and liabilities were:

	At September 30,
	2024	2023
(Dollars in thousands)	(As Restated)	(As Restated)
Deferred tax assets:
Allowance for credit losses	$17,647	$23,397
Deferred compensation	4,351	3,739
Stock based compensation	2,402	3,916
Valuation adjustments	175	393
General business credits(1)	55,471	59,414
Accrued expenses	2,763	2,558
Lease liability	6,503	7,210
Net unrealized loss on securities available for sale	50,819	84,908
Premises and equipment	3,939	—
Other assets	3,940	4,193
	148,010	189,728
Deferred tax liabilities:
Premises and equipment	—	(2,016)
Intangibles	(7,859)	(5,862)
Leased assets	(76,016)	(66,877)
Right-of-use assets	(6,218)	(6,877)
Other liabilities	(1,346)	(1,349)
	(91,439)	(82,981)
Net deferred tax assets	$56,571	$106,747
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

	Fiscal Year Ended September 30,
	2024		2023		2022
	(As Restated)		(As Restated)		(As Restated)
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Statutory federal income tax expense and rate	$45,910	21.0%	$32,559	21.0%	$37,863	21.0%
Change in tax rate resulting from:
State income taxes net of federal benefits	8,678	4.0%	5,999	3.9%	7,124	4.0%
162(m) disallowance	1,874	0.9%	919	0.6%	1,125	0.6%
Tax exempt income	(690)	(0.3)%	(783)	(0.5)%	(743)	(0.4)%
General business credits	(21,132)	(9.7)%	(28,633)	(18.5)%	(17,589)	(9.8)%
Other, net	(532)	(0.2)%	(474)	(0.3)%	(1,579)	(0.9)%
Income tax expense	$34,108	15.7%	$9,587	6.2%	$26,201	14.5%

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

	Company	Bank	Minimum to be Adequately Capitalized Under Prompt Corrective Action Provisions	Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	(As Restated)	(As Restated)
At September 30, 2024
Tier 1 leverage capital ratio	9.05%	9.22%	4.00%	5.00%
Common equity Tier 1 capital ratio	12.26	12.78	4.50	6.50
Tier 1 capital ratio	12.52	12.78	6.00	8.00
Total capital ratio	14.14	14.03	8.00	10.00
At September 30, 2023
Tier 1 leverage capital ratio	7.69%	7.90%	4.00%	5.00%
Common equity Tier 1 capital ratio	10.64	11.21	4.50	6.50
Tier 1 capital ratio	10.90	11.21	6.00	8.00
Total capital ratio	12.54	12.46	8.00	10.00

The following table provides a reconciliation of the amounts included in the table above for the Company.

	Standardized Approach(1)
	September 30, 2024	September 30, 2023
(Dollars in thousands)	(As Restated)	(As Restated)
Total stockholders' equity	$822,189	$618,347
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	296,105	297,679
LESS: Certain other intangible assets	18,018	21,228
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	15,624	23,323
LESS: Net unrealized (losses) on available for sale securities	(152,328)	(254,294)
LESS: Noncontrolling interest	(277)	(1,005)
ADD: Adoption of Accounting Standards Update 2016-13	3,576	5,363
Common Equity Tier 1(1)	648,623	536,779
Long-term borrowings and other instruments qualifying as Tier 1	13,661	13,661
Tier 1 minority interest not included in common equity Tier 1 capital	(150)	(826)
Total Tier 1 capital	662,134	549,614
Allowance for credit losses	66,140	63,408
Subordinated debentures, net of issuance costs	19,693	19,591
Total capital	$747,967	$632,613
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

(Dollars in thousands)	Consumer		Commercial		Corporate Services/Other		Consolidated Company
	(As Restated)		(As Restated)		(As Restated)		(As Restated)
Fiscal Year Ended September 30,	2024	2023	2024	2023	2024	2023	2024	2023
Net interest income(1)	$279,610	$175,315	$194,075	$197,455	$24,140	$38,306	$497,825	$411,076
Noninterest income:
Refund transfer product fees	40,178	39,452	—	—	—	—	40,178	39,452
Refund advance fee income(1)	43,473	37,433	—	—	—	—	43,473	37,433
Card and deposit fees	124,949	149,703	967	1,018	27	25	125,943	150,746
Rental income(1)	—	—	53,443	53,346	714	844	54,157	54,190
Gain on trademarks(1)	—	—	—	—	—	10,000	—	10,000
Gain (loss) on sale of other(1)	(5)	—	7,702	2,005	4,972	658	12,669	2,663
Other income(1)	8,512	6,956	9,636	9,682	5,019	5,477	23,167	22,115
Total noninterest income	217,107	233,544	71,748	66,051	10,732	17,004	299,587	316,599
Revenue	$496,717	$408,859	$265,823	$263,506	$34,872	$55,310	$797,412	$727,675
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

The following tables present segment data for the Company:

	Fiscal Year Ended September 30, 2024
	(As Restated)
(Dollars in thousands)	Consumer	Commercial	Corporate Services/Other	Total
Net interest income	$279,610	$194,075	$24,140	$497,825
Provision for credit loss	42,390	15,571	140	58,101
Noninterest income	217,107	71,748	10,732	299,587
Noninterest expense	215,216	142,143	163,332	520,691
Income (loss) before income tax expense	239,111	108,109	(128,600)	218,620

Total assets	417,843	4,440,662	2,673,512	7,532,017
Total goodwill	87,145	222,360	—	309,505
Total deposits	5,643,228	10,935	220,922	5,875,085

	Fiscal Year Ended September 30, 2023
	(As Restated)
(Dollars in thousands)	Consumer	Commercial	Corporate Services/Other	Total
Net interest income	$175,315	$197,455	$38,306	$411,076
Provision for credit loss	90,808	18,384	50	109,242
Noninterest income	233,544	66,051	17,004	316,599
Noninterest expense	164,195	141,627	157,566	463,388
Income (loss) before income tax expense	153,856	103,495	(102,306)	155,045

Total assets	445,813	4,183,624	2,873,964	7,503,401
Total goodwill	87,145	222,360	—	309,505
Total deposits	6,376,467	5,958	206,757	6,589,182

	Fiscal Year Ended September 30, 2022
	(As Restated)
(Dollars in thousands)	Consumer	Commercial	Corporate Services/Other	Total
Net interest income	$115,347	$187,470	$21,749	$324,566
Provision for (reversal of) credit loss	62,934	10,674	(16,816)	56,792
Noninterest income	189,252	68,412	36,143	293,807
Noninterest expense	95,592	128,904	156,782	381,278
Income (loss) before income tax expense	146,073	116,304	(82,074)	180,303

Total assets	339,145	3,488,955	2,907,400	6,735,500
Total goodwill	87,145	222,360	—	309,505
Total deposits	5,695,776	8,965	161,296	5,866,037

NOTE 17.  PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the condensed financial statements for the parent company, Pathward Financial, Inc.

Condensed Statements of Financial Condition
	September 30, 2024	September 30, 2023
	(As Restated)	(As Restated)
ASSETS
Cash and cash equivalents	$1,898	$1,399
Securities held to maturity, at amortized cost	10,896	9,220
Investment in subsidiaries	848,427	646,294
Other assets	2,263	1,312
Total assets	$863,484	$658,225

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Long-term borrowings	$33,354	$33,252
Other liabilities	7,941	6,626
Total liabilities	41,295	39,878

STOCKHOLDERS' EQUITY
Common stock	248	262
Additional paid-in capital	638,803	628,500
Retained earnings	337,058	246,377
Accumulated other comprehensive loss	(153,394)	(255,443)
Treasury stock, at cost	(249)	(344)
Total equity attributable to parent	822,466	619,352
Noncontrolling interest	(277)	(1,005)
Total stockholders' equity	822,189	618,347
Total liabilities and stockholders' equity	$863,484	$658,225

Condensed Statements of Operations
	Fiscal Year Ended September 30,
	2024	2023	2022
	(As Restated)	(As Restated)	(As Restated)
Interest expense	$2,667	$2,538	$3,982
Other expense	3,297	1,409	1,062
Total expense	5,964	3,947	5,044

Loss before income taxes and equity in undistributed net income of subsidiaries	(5,964)	(3,947)	(5,044)

Income tax benefit	(1,147)	(967)	(1,029)

Loss before equity in undistributed net income of subsidiaries	(4,817)	(2,980)	(4,015)

Equity in undistributed net income of subsidiaries	186,879	146,389	154,400
Other income	1,157	(143)	749
Total income	188,036	146,246	155,149

Net income attributable to parent	$183,219	$143,266	$151,134

Condensed Statements of Cash Flows
	Fiscal Year Ended September 30,
	2024	2023	2022
	(As Restated)	(As Restated)	(As Restated)
Cash flows from operating activities:
Net income attributable to parent	$183,219	$143,266	$151,134
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	102	102	1,020
Equity in undistributed net income of subsidiaries	(186,879)	(146,389)	(154,400)
Net change in accrued interest receivable	46	(30)	(15)
Net change in other assets	(997)	(354)	(636)
Net change in accrued expenses and other liabilities	1,315	(1,793)	3,164
Cash dividend received	87,000	110,000	229,200
Stock compensation	10,287	11,070	10,004
Net cash provided by operating activities	94,093	115,872	239,471

Cash flows from investing activities:
Alternative investments	(1,676)	(1,217)	(3,380)
Net cash (used in) investing activities	(1,676)	(1,217)	(3,380)

Cash flows from financing activities:
Redemption of long-term borrowings	—	—	(75,000)
Payment of debt issuance costs	—	—	20,000
Proceeds from long-term borrowings	—	(511)	—
Dividends paid on common stock	(5,067)	(5,426)	(5,921)
Issuance of common stock due to restricted stock	2	1
Issuance of common stock due to ESOP	—	—	2,886
Repurchases of common stock	(86,853)	(120,437)	(168,235)
Net cash (used in) financing activities	(91,918)	(126,373)	(226,270)

Net change in cash and cash equivalents	499	(11,718)	9,821

Cash and cash equivalents at beginning of fiscal year	1,399	13,117	3,296
Cash and cash equivalents at end of fiscal year	$1,898	$1,399	$13,117

The extent to which the Company may pay cash dividends to stockholders will depend on the cash currently available at the Company, as well as the ability of the Bank to pay dividends to the Company.

NOTE 18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

As discussed in Note 21. Restatement of Previously Issued Financial Statements, the Company restated the audited consolidated financial statements as of September 30, 2024 and 2023, and for the years ended September 30, 2024, 2023, and 2022. In addition to the annual periods, the Company's consolidated financial statements and related disclosures as of and for the interim periods ended December 31, 2021, March 31, 2022, and June 30, 2022 included in its Quarterly Reports on Form 10-Q for the fiscal quarters ended December 31, 2021, March 31, 2022, and June 30, 2022, respectively, and as of and for the interim periods ended December 31, 2022, March 31, 2023, and June 30, 2023 included in its Quarterly Reports on Form 10-Q for the fiscal quarters ended December 31, 2022, March 31, 2023, and June 30, 2023, respectively, and as of and for the interim periods ended December 31, 2023, March 31, 2024, and June 30, 2024 included in its Quarterly Reports on Form 10-Q for the fiscal quarters ended December 31, 2023, March 31, 2024, and June 30, 2024, respectively, should no longer be relied upon. For the three months ended September 30, 2024, 2023, and 2022, the amounts have been restated for presentation, as these three month interim periods were not reported in a previous Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed by the Company. The only change to the consolidated statements of comprehensive income (loss) and the consolidated statements of stockholders' equity for the quarters ended September 30, 2024, 2023, and 2022 as a result of the restatement is due to the changes in net income (loss).

The following tables contain a summary of our unaudited quarterly consolidated result of operations for the quarterly periods in 2024, 2023, and 2022. The amounts below have been updated to reflect the restatement as discussed in Note 21. Restatement of Previously Issued Financial Statements.

	Quarter Ended
	December 31	March 31	June 30	September 30
(Dollars in thousands, except per share data)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Fiscal Year 2024
Interest and dividend income	$124,789	$137,094	$125,833	$131,342
Interest expense	5,862	8,460	3,083	3,828
Net interest income	118,927	128,634	122,750	127,514
Provision for credit loss	7,758	29,744	11,927	8,672
Noninterest income	52,761	128,945	65,871	52,010
Net income attributable to parent	34,899	69,918	44,869	33,533
Earnings per common share
Basic	$1.34	$2.74	$1.78	$1.34
Diluted	1.34	2.74	1.78	1.34
Dividend declared per share	0.05	0.05	0.05	0.05

Fiscal Year 2023
Interest and dividend income	$89,433	$108,955	$104,696	$118,866
Interest expense	1,003	3,282	1,881	4,708
Net interest income	88,430	105,673	102,815	114,158
Provision for credit loss	16,758	41,960	22,517	28,007
Noninterest income	65,777	127,038	67,733	56,051
Net income attributable to parent	27,790	54,119	36,080	25,277
Earnings per common share
Basic	$0.98	$1.97	$1.35	$0.96
Diluted	0.98	1.96	1.34	0.96
Dividend declared per share	0.05	0.05	0.05	0.05

Fiscal Year 2022
Interest and dividend income	$76,204	$89,879	$78,625	$84,730
Interest expense	1,278	1,377	1,755	462
Net interest income	74,926	88,502	76,870	84,268
Provision for (reversal of) credit loss	329	40,598	7,863	8,002
Noninterest income	86,591	109,766	53,994	43,456
Net income attributable to parent	61,712	45,874	22,264	21,284
Earnings per common share
Basic	$2.01	$1.54	$0.76	$0.73
Diluted	2.01	1.54	0.76	0.73
Dividend declared per share	0.05	0.05	0.05	0.05

Restated Consolidated Statements of Operations (unaudited)
	Quarters Ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
(Dollars in thousands, except per share data)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Interest and dividend income:
Loans and leases, including fees	$113,884	$107,762	$113,083	$103,854
Mortgage-backed securities	9,607	9,748	9,998	10,049
Other investments	7,851	8,323	14,013	10,886
	131,342	125,833	137,094	124,789
Interest expense:
Deposits	1,119	1,689	6,685	3,526
FHLB advances and other borrowings	2,709	1,394	1,775	2,336
	3,828	3,083	8,460	5,862

Net interest income	127,514	122,750	128,634	118,927

Provision for credit loss	8,672	11,927	29,744	7,758

Net interest income after provision for credit loss	118,842	110,823	98,890	111,169

Noninterest income:
Refund transfer product fees	1,703	9,111	28,942	422
Refund advance fee income	229	(67)	43,200	111
Card and deposit fees	26,441	33,408	35,344	30,750
Rental income	13,199	13,779	13,720	13,459
Gain on sale of trademarks	—	—	—	—
Gain (loss) on sale of other	3,459	4,675	1,695	2,840
Other income	6,979	4,965	6,044	5,179
Total noninterest income	52,010	65,871	128,945	52,761

Noninterest expense:
Compensation and benefits	52,298	48,449	54,073	46,652
Refund transfer product expense	168	2,136	7,366	192
Refund advance expense	20	47	1,846	30
Card processing	33,877	34,314	35,163	34,584
Occupancy and equipment expense	9,376	9,070	9,293	8,848
Operating lease equipment depreciation	10,445	10,465	10,424	10,423
Legal and consulting	8,414	5,410	6,141	4,892
Intangible amortization	924	983	1,240	984
Impairment expense	—	999	2,013	—
Other expense	17,840	13,637	13,183	14,472
Total noninterest expense	133,362	125,510	140,742	121,077

Income before income tax expense	37,490	51,184	87,093	42,853

Income tax expense	3,382	6,103	16,926	7,697

Net income before noncontrolling interest	34,108	45,081	70,167	35,156
Net income attributable to noncontrolling interest	575	212	249	257
Net income attributable to parent	$33,533	$44,869	$69,918	$34,899

Earnings per common share:
Basic	$1.34	$1.78	$2.74	$1.34
Diluted	$1.34	$1.78	$2.74	$1.34

	Quarters Ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
(Dollars in thousands, except per share data)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Interest and dividend income:
Loans and leases, including fees	$99,309	$86,592	$88,147	$72,769
Mortgage-backed securities	10,225	10,234	10,326	10,412
Other investments	9,332	7,870	10,482	6,252
	118,866	104,696	108,955	89,433
Interest expense:
Deposits	1,954	164	2,096	142
FHLB advances and other borrowings	2,754	1,717	1,186	861
	4,708	1,881	3,282	1,003

Net interest income	114,158	102,815	105,673	88,430

Provision for credit loss	28,007	22,517	41,960	16,758

Net interest income after provision for credit loss	86,151	80,298	63,713	71,672

Noninterest income:
Refund transfer product fees	308	8,262	30,205	677
Refund advance fee income	(252)	(927)	37,995	617
Card and deposit fees	31,233	39,708	42,087	37,718
Rental income	14,562	13,980	12,940	12,708
Gain on sale of trademarks	—	—	—	10,000
Gain (loss) on sale of other	2,006	821	(666)	502
Other income	8,194	5,889	4,477	3,555
Total noninterest income	56,051	67,733	127,038	65,777

Noninterest expense:
Compensation and benefits	46,352	47,402	47,547	43,017
Refund transfer product expense	28	1,727	7,863	105
Refund advance expense	(6)	239	1,603	27
Card processing	29,549	26,342	26,924	22,683
Occupancy and equipment expense	9,274	8,595	8,510	8,312
Operating lease equipment depreciation	10,846	10,517	14,719	9,628
Legal and consulting	7,633	5,089	4,921	9,459
Intangible amortization	1,110	1,168	1,435	1,258
Impairment expense	—	—	3,249	24
Other expense	16,453	9,987	11,404	8,395
Total noninterest expense	121,239	111,066	128,175	102,908

Income before income tax expense	20,963	36,965	62,576	34,541

Income tax expense	(4,821)	377	7,860	6,171

Net income before noncontrolling interest	25,784	36,588	54,716	28,370
Net income attributable to noncontrolling interest	507	508	597	580
Net income attributable to parent	$25,277	$36,080	$54,119	$27,790

Earnings per common share:
Basic	$0.96	$1.35	$1.97	$0.98
Diluted	$0.96	$1.34	$1.96	$0.98

	Quarters Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
(Dollars in thousands, except per share data)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Interest and dividend income:
Loans and leases, including fees	$69,470	$67,260	$80,242	$68,348
Mortgage-backed securities	10,155	7,381	5,446	3,864
Other investments	5,105	3,984	4,191	3,992
	84,730	78,625	89,879	76,204
Interest expense:
Deposits	100	94	165	141
FHLB advances and other borrowings	362	1,661	1,212	1,137
	462	1,755	1,377	1,278

Net interest income	84,268	76,870	88,502	74,926

Provision for credit loss	8,002	7,863	40,598	329

Net interest income after provision for credit loss	76,266	69,007	47,904	74,597

Noninterest income:
Refund transfer product fees	1,136	10,289	27,805	579
Refund advance fee income	45	(20)	39,299	1,233
Card and deposit fees	28,909	24,935	26,520	25,369
Rental income	12,024	12,082	11,375	11,077
Gain on sale of trademarks	—	—	—	50,000
Gain (loss) on sale of other	(5,202)	1,437	886	(3,328)
Other income	6,544	5,271	3,881	1,661
Total noninterest income	43,456	53,994	109,766	86,591

Noninterest expense:
Compensation and benefits	42,763	45,091	45,047	38,225
Refund transfer product expense	53	2,457	6,260	138
Refund advance expense	1	(29)	2,002	183
Card processing	15,718	8,438	7,457	7,172
Occupancy and equipment expense	9,064	8,996	8,500	8,349
Operating lease equipment depreciation	9,305	9,145	8,737	8,449
Legal and consulting	13,355	11,724	9,347	6,208
Intangible amortization	1,396	1,532	2,169	1,488
Impairment expense	—	670	—	—
Other expense	7,950	4,523	14,243	15,152
Total noninterest expense	99,605	92,547	103,762	85,364

Income before income tax expense	20,117	30,454	53,908	75,824

Income tax expense	(1,854)	6,742	7,183	14,130

Net income before noncontrolling interest	21,971	23,712	46,725	61,694
Net income attributable to noncontrolling interest	687	1,448	851	(18)
Net income attributable to parent	$21,284	$22,264	$45,874	$61,712

Earnings per common share:
Basic	$0.73	$0.76	$1.54	$2.01
Diluted	$0.73	$0.76	$1.54	$2.01

Restated Consolidated Statements of Financial Condition (unaudited)
(Dollars in thousands, except per share data)	December 31, 2023
ASSETS	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated
Cash and cash equivalents	$671,630	$—		$671,630
Securities available for sale, at fair value	1,850,581	$—		1,850,581
Securities held to maturity, at amortized cost (fair value $32,180)	35,440	—		35,440
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	23,694	—		23,694
Loans held for sale	69,518	—		69,518
Loans and leases	4,426,281	3,035	b	4,429,316
Allowance for credit losses	(53,785)	(37,255)	a	(91,040)
Accrued interest receivable	27,080	—		27,080
Premises, furniture, and equipment, net	38,270	—		38,270
Rental equipment, net	228,916	—		228,916
Goodwill and intangible assets	329,241	—		329,241
Other assets	280,571	9,294	b	289,865
Total assets	$7,927,437	$(24,926)		$7,902,511

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$6,936,055	—		$6,936,055
Short-term borrowings	—	—		—
Long-term borrowings	33,614	—		33,614
Accrued expenses and other liabilities	228,486	109	b	228,595
Total liabilities	7,198,155	109		7,198,264

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued, none outstanding at December 31, 2023	—	—		—
Common stock, $0.01 par value; 90,000,000 shares authorized, 26,099,348 shares issued and 25,988,230 shares outstanding at December 31, 2023	260	—		260
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at December 31, 2023	—	—		—
Additional paid-in capital	629,737	—		629,737
Retained earnings	293,463	(25,036)	a, b	268,427
Accumulated other comprehensive loss	(188,433)	—		(188,433)
Treasury stock, at cost, 111,118 common shares at December 31, 2023	(5,235)	—		(5,235)
Total equity attributable to parent	729,792	(25,036)		704,756
Noncontrolling interest	(510)	—		(510)
Total stockholders’ equity	729,282	(25,036)		704,246
Total liabilities and stockholders’ equity	$7,927,437	$(24,927)		$7,902,510
(a) Allowance for Credit Loss, Interest Income, Provision for credit loss, and Noninterest expense (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)
(b) Other Adjustments (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)

(Dollars in thousands, except per share data)	March 31, 2024
ASSETS	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated
Cash and cash equivalents	$347,888	$—		$347,888
Securities available for sale, at fair value	1,779,458	—		1,779,458
Securities held to maturity, at amortized cost (fair value $31,113)	34,682	—		34,682
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	25,844	—		25,844
Loans held for sale	25,946	—		25,946
Loans and leases	4,409,385	2,615	b	4,412,000
Allowance for credit losses	(80,777)	(30,505)	a	(111,282)
Accrued interest receivable	30,294	—		30,294
Premises, furniture, and equipment, net	37,266	—		37,266
Rental equipment, net	215,885	—		215,885
Goodwill and intangible assets	328,001	—		328,001
Other assets	283,245	7,582	b	290,827
Total assets	$7,437,117	$(20,308)		$7,416,809

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$6,368,344	$—		$6,368,344
Short-term borrowings	31,000	—		31,000
Long-term borrowings	33,373	—		33,373
Accrued expenses and other liabilities	264,938	78	b	265,016
Total liabilities	6,697,655	78		6,697,733

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued, none outstanding at March 31, 2024	—	—		—
Common stock, $0.01 par value; 90,000,000 shares authorized, 25,507,915 shares issued and 25,377,986 shares outstanding at March 31, 2024	254	—		254
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at March 31, 2024	—	—		—
Additional paid-in capital	634,415	—		634,415
Retained earnings	317,964	(20,386)	a, b	297,578
Accumulated other comprehensive loss	(206,570)	—		(206,570)
Treasury stock, at cost, 129,929 common shares at March 31, 2024	(6,181)	—		(6,181)
Total equity attributable to parent	739,882	(20,386)		719,496
Noncontrolling interest	(420)	—		(420)
Total stockholders’ equity	739,462	(20,386)		719,076
Total liabilities and stockholders’ equity	$7,437,117	$(20,308)		$7,416,809
(a) Allowance for Credit Loss, Interest Income, Provision for credit loss, and Noninterest expense (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)
(b) Other Adjustments (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)

(Dollars in thousands, except per share data)	June 30, 2024
ASSETS	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated
Cash and cash equivalents	$298,926	$—		$298,926
Securities available for sale, at fair value	1,725,460	—		1,725,460
Securities held to maturity, at amortized cost (fair value $30,237)	34,026	—		34,026
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	24,449	—		24,449
Loans held for sale	29,380	—		29,380
Loans and leases	4,612,552	3,053	b	4,615,605
Allowance for credit losses	(79,836)	(26,929)	a	(106,765)
Accrued interest receivable	31,755	—		31,755
Premises, furniture, and equipment, net	36,953	—		36,953
Rental equipment, net	209,544	—		209,544
Goodwill and intangible assets	327,018	—		327,018
Other assets	280,053	6,626	b	286,679
Total assets	$7,530,280	$(17,250)		$7,513,030

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$6,431,516	$—		$6,431,516
Short-term borrowings	—	—		—
Long-term borrowings	33,329	—		33,329
Accrued expenses and other liabilities	300,187	100	b	300,287
Total liabilities	6,765,032	100		6,765,132

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued, none outstanding at June 30, 2024	—	—		—
Common stock, $0.01 par value; 90,000,000 shares authorized, 25,215,159 shares issued and 25,085,230 shares outstanding at June 30, 2024	251	—		251
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at June 30, 2024	—	—		—
Additional paid-in capital	636,284	—		636,284
Retained earnings	343,392	(17,352)	a, b	326,040
Accumulated other comprehensive loss	(207,992)	—		(207,992)
Treasury stock, at cost, 129,929 common shares at June 30, 2024	(6,181)	—		(6,181)
Total equity attributable to parent	765,754	(17,352)		748,402
Noncontrolling interest	(506)	—		(506)
Total stockholders’ equity	765,248	(17,352)		747,896
Total liabilities and stockholders’ equity	$7,530,280	$(17,252)		$7,513,028
(a) Allowance for Credit Loss, Interest Income, Provision for credit loss, and Noninterest expense (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)
(b) Other Adjustments (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)

(Dollars in thousands, except per share data)	December 31, 2022
ASSETS	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated
Cash and cash equivalents	$369,169	$—		$369,169
Securities available for sale, at fair value	1,847,778	—		1,847,778
Securities held to maturity, at amortized cost (fair value $37,658)	40,565	—		40,565
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	28,812	—		28,812
Loans held for sale	17,148	—		17,148
Loans and leases	3,509,730	1,623	b	3,511,353
Allowance for credit losses	(52,592)	(18,437)	a	(71,029)
Accrued interest receivable	20,170	—		20,170
Premises, furniture, and equipment, net	41,029	—		41,029
Rental equipment, net	231,129	—		231,129
Goodwill and intangible assets	333,938	—		333,938
Other assets	272,349	4,865	b	277,214
Total assets	$6,659,225	$(11,949)		$6,647,276

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$5,789,132	$—		$5,789,132
Short-term borrowings	—	—		—
Long-term borrowings	34,977	—		34,977
Accrued expenses and other liabilities	175,983	33	b	176,016
Total liabilities	6,000,092	33		6,000,125

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued, none outstanding at December 31, 2022	—	—		—
Common stock, $0.01 par value; 90,000,000 shares authorized, 28,358,583 shares issued and 28,211,239 shares outstanding at December 31, 2022	282	—		282
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at December 31, 2022	—	—		—
Additional paid-in capital	620,681	—		620,681
Retained earnings	246,891	(11,982)	a, b	234,909
Accumulated other comprehensive loss	(201,690)	—		(201,690)
Treasury stock, at cost, 147,344 common shares at December 31, 2022	(6,824)	—		(6,824)
Total equity attributable to parent	659,340	(11,982)		647,358
Noncontrolling interest	(207)	—		(207)
Total stockholders’ equity	659,133	(11,982)		647,151
Total liabilities and stockholders’ equity	$6,659,225	$(11,949)		$6,647,276
(a) Allowance for Credit Loss, Interest Income, Provision for credit loss, and Noninterest expense (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)
(b) Other Adjustments (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)

(Dollars in thousands, except per share data)	March 31, 2023
ASSETS	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated
Cash and cash equivalents	$432,598	$—		$432,598
Securities available for sale, at fair value	1,825,563	—		1,825,563
Securities held to maturity, at amortized cost (fair value $35,028)	38,713	—		38,713
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	29,387	—		29,387
Loans held for sale	24,780	—		24,780
Loans and leases	3,725,616	1,958	b	3,727,574
Allowance for credit losses	(84,304)	(17,990)	a	(102,294)
Accrued interest receivable	22,434	—		22,434
Premises, furniture, and equipment, net	39,735	—		39,735
Rental equipment, net	210,844	—		210,844
Goodwill and intangible assets	332,503	—		332,503
Other assets	270,387	3,479	b	273,866
Total assets	$6,868,256	$(12,553)		$6,855,703

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$5,902,696	$—		$5,902,696
Short-term borrowings	43,000	—		43,000
Long-term borrowings	34,543	—		34,543
Accrued expenses and other liabilities	214,773	81	b	214,854
Total liabilities	6,195,012	81		6,195,093

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued, none outstanding at March 31, 2023	—	—		—
Common stock, $0.01 par value; 90,000,000 shares authorized, 27,205,406 shares issued and 27,055,727 shares outstanding at March 31, 2023	271	—		271
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at March 31, 2023	—	—		—
Additional paid-in capital	623,250	—		623,250
Retained earnings	245,046	(12,634)	a, b	232,412
Accumulated other comprehensive loss	(187,829)	—		(187,829)
Treasury stock, at cost, 149,679 common shares at March 31, 2023	(6,943)	—		(6,943)
Total equity attributable to parent	673,795	(12,634)		661,161
Noncontrolling interest	(551)	—		(551)
Total stockholders’ equity	673,244	(12,634)		660,610
Total liabilities and stockholders’ equity	$6,868,256	$(12,553)		$6,855,703
(a) Allowance for Credit Loss, Interest Income, Provision for credit loss, and Noninterest expense (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)
(b) Other Adjustments (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)

(Dollars in thousands, except per share data)	June 30, 2023
ASSETS	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated
Cash and cash equivalents	$515,271	$—		$515,271
Securities available for sale, at fair value	1,914,271	—		1,914,271
Securities held to maturity, at amortized cost (fair value $33,670)	37,725	—		37,725
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	30,890	—		30,890
Loans held for sale	87,351	—		87,351
Loans and leases	4,072,899	2,882	b	4,075,781
Allowance for credit losses	(81,916)	(33,546)	a	(115,462)
Accrued interest receivable	22,332	—		22,332
Premises, furniture, and equipment, net	38,601	—		38,601
Rental equipment, net	224,212	—		224,212
Goodwill and intangible assets	331,335	—		331,335
Other assets	265,654	9,141	b	274,795
Total assets	$7,458,625	$(21,523)		$7,437,102

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$6,306,976	$—		$6,306,976
Short-term borrowings	230,000	—		230,000
Long-term borrowings	34,178	—		34,178
Accrued expenses and other liabilities	209,750	127	b	209,877
Total liabilities	6,780,904	127		6,781,031

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued, none outstanding at June 30, 2023	—	—		—
Common stock, $0.01 par value; 90,000,000 shares authorized, 26,688,951 shares issued and 26,539,272 shares outstanding at June 30, 2023	266	—		266
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at June 30, 2023	—	—		—
Additional paid-in capital	625,825	—		625,825
Retained earnings	267,100	(21,650)	a, b	245,450
Accumulated other comprehensive loss	(207,896)	—		(207,896)
Treasury stock, at cost, 149,679 common shares at June 30, 2023	(6,943)	—		(6,943)
Total equity attributable to parent	678,352	(21,650)		656,702
Noncontrolling interest	(631)	—		(631)
Total stockholders’ equity	677,721	(21,650)		656,071
Total liabilities and stockholders’ equity	$7,458,625	$(21,523)		$7,437,102
(a) Allowance for Credit Loss, Interest Income, Provision for credit loss, and Noninterest expense (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)
(b) Other Adjustments (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)

(Dollars in thousands, except per share data)	December 31, 2021
ASSETS	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated
Cash and cash equivalents	$1,230,100	$—		$1,230,100
Securities available for sale, at fair value	1,782,739	—		1,782,739
Securities held to maturity, at amortized cost (fair value $50,364)	50,994	—		50,994
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	28,400	—		28,400
Loans held for sale	36,182	—		36,182
Loans and leases	3,684,261	1,122	b	3,685,383
Allowance for credit losses	(67,623)	(10,220)	a	(77,843)
Accrued interest receivable	17,240	—		17,240
Premises, furniture, and equipment, net	44,130	—		44,130
Rental equipment, net	234,693	—		234,693
Goodwill and intangible assets	341,166	—		341,166
Other assets	227,376	2,804	b	230,180
Total assets	$7,609,658	$(6,294)		$7,603,364

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$6,525,569	$—		$6,525,569
Short-term borrowings	—	—		—
Long-term borrowings	92,274	—		92,274
Accrued expenses and other liabilities	165,658	(5)	b	165,653
Total liabilities	6,783,501	(5)		6,783,496

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued, none outstanding at December 31, 2021	—	—		—
Common stock, $0.01 par value; 90,000,000 shares authorized, 30,158,420 shares issued and 30,080,717 shares outstanding at December 31, 2021	301	—		301
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at December 31, 2021	—	—		—
Additional paid-in capital	610,816	—		610,816
Retained earnings	217,992	(6,289)	a, b	211,703
Accumulated other comprehensive loss	724	—		724
Treasury stock, at cost, 77,703 common shares at December 31, 2021	(4,318)	—		(4,318)
Total equity attributable to parent	825,515	(6,289)		819,226
Noncontrolling interest	642	—		642
Total stockholders’ equity	826,157	(6,289)		819,868
Total liabilities and stockholders’ equity	$7,609,658	$(6,294)		$7,603,364
(a) Allowance for Credit Loss, Interest Income, Provision for credit loss, and Noninterest expense (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)
(b) Other Adjustments (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)

(Dollars in thousands, except per share data)	March 31, 2022
ASSETS	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated
Cash and cash equivalents	$237,680	$—		$237,680
Securities available for sale, at fair value	2,043,478	—		2,043,478
Securities held to maturity, at amortized cost (fair value $45,436)	47,287	—		47,287
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	28,812	—		28,812
Loans held for sale	31,410	—		31,410
Loans and leases	3,730,190	1,212	b	3,731,402
Allowance for credit losses	(88,552)	(14,506)	a	(103,058)
Accrued interest receivable	19,115	—		19,115
Premises, furniture, and equipment, net	43,167	—		43,167
Rental equipment, net	213,033	—		213,033
Goodwill and intangible assets	338,795	—		338,795
Other assets	242,824	3,629	b	246,453
Total assets	$6,887,239	$(9,665)		$6,877,574

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$5,829,886	$—		$5,829,886
Short-term borrowings	—	—		—
Long-term borrowings	91,386	—		91,386
Accrued expenses and other liabilities	202,561	1	b	202,562
Total liabilities	6,123,833	1		6,123,834

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued, none outstanding at March 31, 2022	—	—		—
Common stock, $0.01 par value; 90,000,000 shares authorized, 29,443,911 shares issued and 29,362,844 shares outstanding at March 31, 2022	294	—		294
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at March 31, 2022	—	—		—
Additional paid-in capital	612,917	—		612,917
Retained earnings	223,760	(9,666)	a, b	214,094
Accumulated other comprehensive loss	(69,374)	—		(69,374)
Treasury stock, at cost, 81,067 common shares at March 31, 2022	(4,513)	—		(4,513)
Total equity attributable to parent	763,084	(9,666)		753,418
Noncontrolling interest	322	—		322
Total stockholders’ equity	763,406	(9,666)		753,740
Total liabilities and stockholders’ equity	$6,887,239	$(9,665)		$6,877,574
(a) Allowance for Credit Loss, Interest Income, Provision for credit loss, and Noninterest expense (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)
(b) Other Adjustments (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)

(Dollars in thousands, except per share data)	June 30, 2022
ASSETS	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated
Cash and cash equivalents	$157,260	$—		$157,260
Securities available for sale, at fair value	1,956,523	—		1,956,523
Securities held to maturity, at amortized cost (fair value $41,963)	43,877	—		43,877
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	28,812	—		28,812
Loans held for sale	67,571	—		67,571
Loans and leases	3,688,566	1,404	b	3,689,970
Allowance for credit losses	(75,206)	(15,041)	a	(90,247)
Accrued interest receivable	16,818	—		16,818
Premises, furniture, and equipment, net	42,076	—		42,076
Rental equipment, net	222,023	—		222,023
Goodwill and intangible assets	336,593	—		336,593
Other assets	243,265	3,861	b	247,126
Total assets	$6,728,178	$(9,776)		$6,718,402

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$5,710,799	$—		$5,710,799
Short-term borrowings	—	—		—
Long-term borrowings	16,616	—		16,616
Accrued expenses and other liabilities	275,989	18	b	276,007
Total liabilities	6,003,404	18		6,003,422

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued, none outstanding at June 30, 2022	—	—		—
Common stock, $0.01 par value; 90,000,000 shares authorized, 29,440,396 shares issued and 29,356,707 shares outstanding at June 30, 2022	294	—		294
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at June 30, 2022	—	—		—
Additional paid-in capital	615,159	—		615,159
Retained earnings	244,686	(9,794)	a, b	234,892
Accumulated other comprehensive loss	(131,407)	—		(131,407)
Treasury stock, at cost, 83,689 common shares at June 30, 2022	(4,623)	—		(4,623)
Total equity attributable to parent	724,109	(9,794)		714,315
Noncontrolling interest	665	—		665
Total stockholders’ equity	724,774	(9,794)		714,980
Total liabilities and stockholders’ equity	$6,728,178	$(9,776)		$6,718,402
a) Allowance for Credit Loss, Interest Income, Provision for credit loss, and Noninterest expense (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)
(b) Other Adjustments (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)

Restated Consolidated Statements of Operations (unaudited)
	Three Months Ended December 31, 2023
(Dollars in thousands, except per share data)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated
Interest and dividend income:
Loans and leases, including fees	$94,963	$8,891	a, b	$103,854
Mortgage-backed securities	10,049	—		10,049
Other investments	10,886	—		10,886
	115,898	8,891		124,789
Interest expense:
Deposits	3,526	—		3,526
FHLB advances and other borrowings	2,336	—		2,336
	5,862	—		5,862

Net interest income	110,036	8,891		118,927

Provision for credit loss	9,890	(2,132)	a	7,758

Net interest income after provision for credit loss	100,146	11,023		111,169

Noninterest income:
Refund transfer product fees	422	—		422
Refund advance fee income	111	—		111
Card and deposit fees	30,750	—		30,750
Rental income	13,459	—		13,459
Gain on sale of trademarks	—	—		—
Gain (loss) on sale of other	2,840	—		2,840
Other income	5,179	—		5,179
Total noninterest income	52,761	—		52,761

Noninterest expense:
Compensation and benefits	46,652	—		46,652
Refund transfer product expense	192	—		192
Refund advance expense	30	—		30
Card processing	34,584	—		34,584
Occupancy and equipment expense	8,848	—		8,848
Operating lease equipment depreciation	10,423	—		10,423
Legal and consulting	4,892	—		4,892
Intangible amortization	984	—		984
Impairment expense	—	—		—
Other expense	12,669	1,803	a	14,472
Total noninterest expense	119,274	1,803		121,077

Income before income tax expense	33,633	9,220		42,853

Income tax expense	5,719	1,978	a, b	7,697

Net income before noncontrolling interest	27,914	7,242		35,156
Net income attributable to noncontrolling interest	257	—		257
Net income attributable to parent	27,657	7,242		34,899

Earnings per common share:
Basic	$1.06			$1.34
Diluted	$1.06			$1.34
(a) Allowance for Credit Loss, Interest Income, Provision for credit loss, and Noninterest expense (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)
(b) Other Adjustments (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)

	Three Months Ended March 31, 2024				Six Months Ended March 31, 2024
(Dollars in thousands, except per share data)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated
Interest and dividend income:
Loans and leases, including fees	$102,750	$10,333	a, b	$113,083	$197,713	$19,224	a, b	$216,937
Mortgage-backed securities	9,998	—		9,998	20,047	—		20,047
Other investments	14,013	—		14,013	24,899	—		24,899
	126,761	10,333		137,094	242,659	19,224		261,883
Interest expense:
Deposits	6,685	—		6,685	10,211	—		10,211
FHLB advances and other borrowings	1,775	—		1,775	4,111	—		4,111
	8,460	—		8,460	14,322			14,322

Net interest income	118,301	10,333		128,634	228,337	19,224		247,561

Provision for credit loss	26,052	3,692	a	29,744	35,942	1,560	a	37,502

Net interest income after provision for credit loss	92,249	6,641		98,890	192,395	17,664		210,059

Noninterest income:
Refund transfer product fees	28,942	—		28,942	29,364	—		29,364
Refund advance fee income	43,200	—		43,200	43,311	—		43,311
Card and deposit fees	35,344	—		35,344	66,094	—		66,094
Rental income	13,720	—		13,720	27,179	—		27,179
Gain on sale of trademarks	—	—		—	—	—		—
Gain (loss) on sale of other	1,695	—		1,695	4,535	—		4,535
Other income	6,044	—		6,044	11,223	—		11,223
Total noninterest income	128,945	—		128,945	181,706	—		181,706

Noninterest expense:
Compensation and benefits	54,073	—		54,073	100,725	—		100,725
Refund transfer product expense	7,366	—		7,366	7,558	—		7,558
Refund advance expense	1,846	—		1,846	1,876	—		1,876
Card processing	35,163	—		35,163	69,747	—		69,747
Occupancy and equipment expense	9,293	—		9,293	18,141	—		18,141
Operating lease equipment depreciation	10,424	—		10,424	20,847	—		20,847
Legal and consulting	6,141	—		6,141	11,033	—		11,033
Intangible amortization	1,240	—		1,240	2,224	—		2,224
Impairment expense	2,013	—		2,013	2,013	—		2,013
Other expense	12,872	311	a	13,183	25,541	2,114	a	27,655
Total noninterest expense	140,431	311		140,742	259,705	2,114		261,819

Income before income tax expense	80,763	6,330		87,093	114,396	15,550		129,946

Income tax expense	15,246	1,680	a, b	16,926	20,965	3,658	a, b	24,623

Net income before noncontrolling interest	65,517	4,650		70,167	93,431	11,892		105,323
Net income attributable to noncontrolling interest	249	—		249	506	—		506
Net income attributable to parent	65,268	4,650		69,918	92,925	11,892		104,817

Earnings per common share:
Basic	$2.56			$2.74	$3.61			$4.07
Diluted	$2.56			$2.74	$3.61			$4.07
(a) Allowance for Credit Loss, Interest Income, Provision for credit loss, and Noninterest expense (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)
(b) Other Adjustments (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)

	Three Months Ended June 30, 2024				Nine Months Ended June 30, 2024
(Dollars in thousands, except per share data)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated
Interest and dividend income:
Loans and leases, including fees	$95,871	$11,891	a, b	$107,762	$293,584	$31,115	a, b	$324,699
Mortgage-backed securities	9,748	—		9,748	29,795	—		29,795
Other investments	8,323	—		8,323	33,222	—		33,222
	113,942	11,891		125,833	356,601	31,115		387,716
Interest expense:
Deposits	1,689	—		1,689	11,900	—		11,900
FHLB advances and other borrowings	1,394	—		1,394	5,505	—		5,505
	3,083	—		3,083	17,405	—		17,405

Net interest income	110,859	11,891		122,750	339,196	31,115		370,311

Provision for credit loss	5,881	6,046	a	11,927	41,823	7,606	a	49,429

Net interest income after provision for credit loss	104,978	5,845		110,823	297,373	23,509		320,882

Noninterest income:
Refund transfer product fees	9,111	—		9,111	38,475	—		38,475
Refund advance fee income	(67)	—		(67)	43,244	—		43,244
Card and deposit fees	33,408	—		33,408	99,502	—		99,502
Rental income	13,779	—		13,779	40,958	—		40,958
Gain on sale of trademarks	—	—		—	—	—		—
Gain (loss) on sale of other	4,675	—		4,675	9,210	—		9,210
Other income	4,965	—		4,965	16,188	—		16,188
Total noninterest income	65,871	—		65,871	247,577	—		247,577

Noninterest expense:
Compensation and benefits	48,449	—		48,449	149,174	—		149,174
Refund transfer product expense	2,136	—		2,136	9,694	—		9,694
Refund advance expense	47	—		47	1,923	—		1,923
Card processing	34,314	—		34,314	104,061	—		104,061
Occupancy and equipment expense	9,070	—		9,070	27,211	—		27,211
Operating lease equipment depreciation	10,465	—		10,465	31,312	—		31,312
Legal and consulting	5,410	—		5,410	16,443	—		16,443
Intangible amortization	983	—		983	3,207	—		3,207
Impairment expense	999	—		999	3,012	—		3,012
Other expense	11,806	1,831	a	13,637	37,347	3,945	a	41,292
Total noninterest expense	123,679	1,831		125,510	383,384	3,945		387,329

Income before income tax expense	47,170	4,014		51,184	161,566	19,564		181,130

Income tax expense	5,123	980	a, b	6,103	26,088	4,638	a, b	30,726

Net income before noncontrolling interest	42,047	3,034		45,081	135,478	14,926		150,404
Net income attributable to noncontrolling interest	212	—		212	718	—		718
Net income attributable to parent	41,835	3,034		44,869	134,760	14,926		149,686

Earnings per common share:
Basic	$1.66			$1.78	$5.27			$5.86
Diluted	$1.66			$1.78	$5.27			$5.85
(a) Allowance for Credit Loss, Interest Income, Provision for credit loss, and Noninterest expense (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)
(b) Other Adjustments (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)

	Three Months Ended September 30, 2024
(Dollars in thousands, except per share data)	As Reported*	Restatement Adjustment	Restatement Reference	As Restated
Interest and dividend income:
Loans and leases, including fees	$102,292	$11,592	a, b	$113,884
Mortgage-backed securities	9,607	—		9,607
Other investments	7,851	—		7,851
	119,750	11,592		131,342
Interest expense:
Deposits	1,119	—		1,119
FHLB advances and other borrowings	2,709	—		2,709
	3,828	—		3,828

Net interest income	115,922	11,592		127,514

Provision for credit loss	838	7,834	a	8,672

Net interest income after provision for credit loss	115,084	3,758		118,842

Noninterest income:
Refund transfer product fees	1,703	—		1,703
Refund advance fee income	229	—		229
Card and deposit fees	26,441	—		26,441
Rental income	13,199	—		13,199
Gain on sale of trademarks	—	—		—
Gain (loss) on sale of other	3,459	—		3,459
Other income	6,979	—		6,979
Total noninterest income	52,010	—		52,010

Noninterest expense:
Compensation and benefits	52,298	—		52,298
Refund transfer product expense	168	—		168
Refund advance expense	20	—		20
Card processing	33,877	—		33,877
Occupancy and equipment expense	9,376	—		9,376
Operating lease equipment depreciation	10,445	—		10,445
Legal and consulting	8,414	—		8,414
Intangible amortization	924	—		924
Impairment expense	—	—		—
Other expense	14,347	3,493	a	17,840
Total noninterest expense	129,869	3,493		133,362

Income before income tax expense	37,225	265		37,490

Income tax expense	3,053	329	a, b	3,382

Net income before noncontrolling interest	34,172	(64)		34,108
Net income attributable to noncontrolling interest	575	—		575
Net income attributable to parent	33,597	(64)		33,533

Earnings per common share:
Basic	$1.35			$1.34
Diluted	$1.35			$1.34
(a) Allowance for Credit Loss, Interest Income, Provision for credit loss, and Noninterest expense (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)
(b) Other Adjustments (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)
* These amounts have been restated for presentation as this three month period was not reported in a previous Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed by the Company.

	Three Months Ended December 31, 2022
(Dollars in thousands, except per share data)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated
Interest and dividend income:
Loans and leases, including fees	$68,396	$4,373	a, b	$72,769
Mortgage-backed securities	10,412	—		10,412
Other investments	6,252	—		6,252
	85,060	4,373		89,433
Interest expense:
Deposits	142	—		142
FHLB advances and other borrowings	861	—		861
	1,003	—		1,003

Net interest income	84,057	4,373		88,430

Provision for credit loss	9,776	6,982	a	16,758

Net interest income after provision for credit loss	74,281	(2,609)		71,672

Noninterest income:
Refund transfer product fees	677	—		677
Refund advance fee income	617	—		617
Card and deposit fees	37,718	—		37,718
Rental income	12,708	—		12,708
Gain on sale of trademarks	10,000	—		10,000
Gain (loss) on sale of other	502	—		502
Other income	3,555	—		3,555
Total noninterest income	65,777	—		65,777

Noninterest expense:
Compensation and benefits	43,017	—		43,017
Refund transfer product expense	105	—		105
Refund advance expense	27	—		27
Card processing	22,683	—		22,683
Occupancy and equipment expense	8,312	—		8,312
Operating lease equipment depreciation	9,628	—		9,628
Legal and consulting	9,459	—		9,459
Intangible amortization	1,258	—		1,258
Impairment expense	24	—		24
Other expense	10,546	(2,151)	a	8,395
Total noninterest expense	105,059	(2,151)		102,908

Income before income tax expense	34,999	(458)		34,541

Income tax expense	6,577	(406)	a, b	6,171

Net income before noncontrolling interest	28,422	(52)		28,370
Net income attributable to noncontrolling interest	580	—		580
Net income attributable to parent	$27,842	$(52)		$27,790

Earnings per common share:
Basic	$0.98			$0.98
Diluted	$0.98			$0.98
(a) Allowance for Credit Loss, Interest Income, Provision for credit loss, and Noninterest expense (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)
(b) Other Adjustments (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)

	Three Months Ended March 31, 2023					Six Months Ended March 31, 2023
(Dollars in thousands, except per share data)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated		As Previously Reported on Form 10-Q		Restatement Adjustment		Restatement Reference	As Restated
Interest and dividend income:
Loans and leases, including fees	$83,879	$4,268	a, b	$88,147		$152,275		$8,641		a, b	$160,916
Mortgage-backed securities	10,326	—		10,326		20,738		—			20,738
Other investments	10,482	—		10,482		16,734		—			16,734
	104,687	4,268		108,955	189,747	189,747	108.9554589	8,641	190		198,388
Interest expense:
Deposits	2,096	—		2,096		2,238		—			2,238
FHLB advances and other borrowings	1,186	—		1,186		2,047		—			2,047
	3,282	—		3,282		4,285		—			4,285

Net interest income	101,405	4,268		105,673		185,462		8,641			194,103

Provision for credit loss	36,763	5,197	a	41,960		46,539		12,179		a	58,718

Net interest income after provision for credit loss	64,642	(929)		63,713		138,923		(3,538)			135,385

Noninterest income:
Refund transfer product fees	30,205	—		30,205		30,882		—			30,882
Refund advance fee income	37,995	—		37,995		38,612		—			38,612
Card and deposit fees	42,087	—		42,087		79,805		—			79,805
Rental income	12,940	—		12,940		25,648		—			25,648
Gain on sale of trademarks	—	—		—		10,000		—			10,000
Gain (loss) on sale of other	(666)	—		(666)		(164)		—			(164)
Other income	4,477	—		4,477		8,032		—			8,032
Total noninterest income	127,038	—		127,038		192,815		—			192,815

Noninterest expense:
Compensation and benefits	47,547	—		47,547		90,564		—			90,564
Refund transfer product expense	7,863	—		7,863		7,968		—			7,968
Refund advance expense	1,603	—		1,603		1,630		—			1,630
Card processing	26,924	—		26,924		49,607		—			49,607
Occupancy and equipment expense	8,510	—		8,510		16,822		—			16,822
Operating lease equipment depreciation	14,719	—		14,719		24,347		—			24,347
Legal and consulting	4,921	—		4,921		14,380		—			14,380
Intangible amortization	1,435	—		1,435		2,693		—			2,693
Impairment expense	500	2,749	b	3,249		524		2,749		b	3,273
Other expense	13,114	(1,710)	a	11,404		23,660		(3,861)		a	19,799
Total noninterest expense	127,136	1,039		128,175		232,195		(1,112)			231,083

Income before income tax expense	64,544	(1,968)		62,576		99,543		(2,426)			97,117

Income tax expense	9,176	(1,316)	a, b	7,860		15,753		(1,722)		a, b	14,031

Net income before noncontrolling interest	55,368	(652)		54,716		83,790		(704)			83,086
Net income attributable to noncontrolling interest	597	—		597		1,177		—			1,177
Net income attributable to parent	$54,771	$(652)		$54,119		$82,613		$(704)			$81,909

Earnings per common share:
Basic	$1.99			$1.97		$2.95					$2.92
Diluted	$1.99			$1.96		$2.95					$2.92
(a) Allowance for Credit Loss, Interest Income, Provision for credit loss, and Noninterest expense (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)
(b) Other Adjustments (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)

	Three Months Ended June 30, 2023				Nine Months Ended June 30, 2023
(Dollars in thousands, except per share data)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated
Interest and dividend income:
Loans and leases, including fees	$81,242	$5,350	a, b	$86,592	$233,517	$13,991	a, b	$247,508
Mortgage-backed securities	10,234	—		10,234	30,972	—		30,972
Other investments	7,870	—		7,870	24,604	—		24,604
	99,346	5,350		104,696	289,093	13,991		303,084
Interest expense:
Deposits	164	—		164	2,402	—		2,402
FHLB advances and other borrowings	1,717	—		1,717	3,764	—		3,764
	1,881	—		1,881	6,166	—		6,166

Net interest income	97,465	5,350		102,815	282,927	13,991		296,918

Provision for credit loss	1,773	20,744	a	22,517	48,312	32,923	a	81,235

Net interest income after provision for credit loss	95,692	(15,394)		80,298	234,615	(18,932)		215,683

Noninterest income:
Refund transfer product fees	8,262	—		8,262	39,144	—		39,144
Refund advance fee income	(927)	—		(927)	37,685	—		37,685
Card and deposit fees	39,708	—		39,708	119,513	—		119,513
Rental income	13,980	—		13,980	39,628	—		39,628
Gain on sale of trademarks	—	—		—	10,000	—		10,000
Gain (loss) on sale of other	821	—		821	657	—		657
Other income	5,889	—		5,889	13,921	—		13,921
Total noninterest income	67,733	—		67,733	260,548	—		260,548

Noninterest expense:
Compensation and benefits	47,402	—		47,402	137,966	—		137,966
Refund transfer product expense	1,727	—		1,727	9,695	—		9,695
Refund advance expense	239	—		239	1,869	—		1,869
Card processing	26,342	—		26,342	75,949	—		75,949
Occupancy and equipment expense	8,595	—		8,595	25,417	—		25,417
Operating lease equipment depreciation	10,517	—		10,517	34,864	—		34,864
Legal and consulting	5,089	—		5,089	19,469	—		19,469
Intangible amortization	1,168	—		1,168	3,861	—		3,861
Impairment expense	2,749	(2,749)	a	—	3,273	—		3,273
Other expense	10,750	(763)	a	9,987	34,410	(4,623)	a	29,787
Total noninterest expense	114,578	(3,512)		111,066	346,773	(4,623)		342,150

Income before income tax expense	48,847	(11,882)		36,965	148,390	(14,309)		134,081

Income tax expense	3,243	(2,866)	a, b	377	18,996	(4,588)	a, b	14,408

Net income before noncontrolling interest	45,604	(9,016)		36,588	129,394	(9,721)		119,673
Net income attributable to noncontrolling interest	508	—		508	1,685	—		1,685
Net income attributable to parent	$45,096	$(9,016)		$36,080	$127,709	$(9,721)		$117,988

Earnings per common share:
Basic	$1.69			$1.35	$4.63			$4.28
Diluted	$1.68			$1.34	$4.62			$4.27
(a) Allowance for Credit Loss, Interest Income, Provision for credit loss, and Noninterest expense (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)
(b) Other Adjustments (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)

	Three Months Ended September 30, 2023
(Dollars in thousands, except per share data)	As Reported *	Restatement Adjustment	Restatement Reference	As Restated
Interest and dividend income:
Loans and leases, including fees	$90,085	$9,224	a, b	$99,309
Mortgage-backed securities	10,225	—		10,225
Other investments	9,332	—		9,332
	109,642	9,224		118,866
Interest expense:
Deposits	1,954	—		1,954
FHLB advances and other borrowings	2,754	—		2,754
	4,708	—		4,708

Net interest income	104,934	9,224		114,158

Provision for credit loss	9,042	18,965	a	28,007

Net interest income after provision for credit loss	95,892	(9,741)		86,151

Noninterest income:
Refund transfer product fees	308	—		308
Refund advance fee income	(252)	—		(252)
Card and deposit fees	31,233	—		31,233
Rental income	14,562	—		14,562
Gain on sale of trademarks	—	—		—
Gain (loss) on sale of other	2,006	—		2,006
Other income	8,194	—		8,194
Total noninterest income	56,051	—		56,051

Noninterest expense:
Compensation and benefits	46,352	—		46,352
Refund transfer product expense	28	—		28
Refund advance expense	(6)	—		(6)
Card processing	29,549	—		29,549
Occupancy and equipment expense	9,274	—		9,274
Operating lease equipment depreciation	10,846	—		10,846
Legal and consulting	7,633	—		7,633
Intangible amortization	1,110	—		1,110
Impairment expense	—	—		—
Other expense	13,416	3,037	a	16,453
Total noninterest expense	118,202	3,037		121,239

Income before income tax expense	33,741	(12,778)		20,963

Income tax expense	(2,672)	(2,149)	a, b	(4,821)

Net income before noncontrolling interest	36,413	(10,629)		25,784
Net income attributable to noncontrolling interest	507	—		507
Net income attributable to parent	$35,906	$(10,629)		$25,277

Earnings per common share:
Basic	$1.37			$0.96
Diluted	$1.36			$0.96
(a) Allowance for Credit Loss, Interest Income, Provision for credit loss, and Noninterest expense (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)
(b) Other Adjustments (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)
* These amounts have been restated for presentation as this three month period was not reported in a previous Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed by the Company.

	Three Months Ended December 31, 2021
(Dollars in thousands, except per share data)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated
Interest and dividend income:
Loans and leases, including fees	$65,035	$3,313	a, b	$68,348
Mortgage-backed securities	3,864	—		3,864
Other investments	3,992	—		3,992
	72,891	3,313		76,204
Interest expense:
Deposits	141	—		141
FHLB advances and other borrowings	1,137	—		1,137
	1,278	—		1,278

Net interest income	71,613	3,313		74,926

Provision for credit loss	186	143	a	329

Net interest income after provision for credit loss	71,427	3,170		74,597

Noninterest income:
Refund transfer product fees	579	—		579
Refund advance fee income	1,233	—		1,233
Card and deposit fees	25,369	—		25,369
Rental income	11,077	—		11,077
Gain on sale of trademarks	50,000	—		50,000
Gain (loss) on sale of other	(3,328)	—		(3,328)
Other income	1,661	—		1,661
Total noninterest income	86,591	—		86,591

Noninterest expense:
Compensation and benefits	38,225	—		38,225
Refund transfer product expense	138	—		138
Refund advance expense	183	—		183
Card processing	7,172	—		7,172
Occupancy and equipment expense	8,349	—		8,349
Operating lease equipment depreciation	8,449	—		8,449
Legal and consulting	6,208	—		6,208
Intangible amortization	1,488	—		1,488
Impairment expense	—	—		—
Other expense	12,224	2,928	a	15,152
Total noninterest expense	82,436	2,928		85,364

Income before income tax expense	75,582	242		75,824

Income tax expense	14,276	(146)	a, b	14,130

Net income before noncontrolling interest	61,306	388		61,694
Net income attributable to noncontrolling interest	(18)	—		(18)
Net income attributable to parent	$61,324	$388		$61,712

Earnings per common share:
Basic	$2.00			$2.01
Diluted	$2.00			$2.01
(a) Allowance for Credit Loss, Interest Income, Provision for credit loss, and Noninterest expense (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)
(b) Other Adjustments (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)

	Three Months Ended March 31, 2022				Six Months Ended March 31, 2022
(Dollars in thousands, except per share data)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated
Interest and dividend income:
Loans and leases, including fees	$75,540	$4,702	a, b	$80,242	$140,575	$8,015	a, b	$148,590
Mortgage-backed securities	5,446	—		5,446	9,310	—		9,310
Other investments	4,191	—		4,191	8,183	—		8,183
	85,177	4,702		89,879	158,068	8,015		166,083
Interest expense:
Deposits	165	—		165	306	—		306
FHLB advances and other borrowings	1,212	—		1,212	2,349	—		2,349
	1,377	—		1,377	2,655	—		2,655

Net interest income	83,800	4,702		88,502	155,413	8,015		163,428

Provision for credit loss	32,302	8,296	a	40,598	32,488	8,439	a	40,927

Net interest income after provision for credit loss	51,498	(3,594)		47,904	122,925	(424)		122,501

Noninterest income:
Refund transfer product fees	27,805	—		27,805	28,384	—		28,384
Refund advance fee income	39,299	—		39,299	40,532	—		40,532
Card and deposit fees	26,520	—		26,520	51,889	—		51,889
Rental income	11,375	—		11,375	22,452	—		22,452
Gain on sale of trademarks	—	—		—	50,000	—		50,000
Gain (loss) on sale of other	886	—		886	(2,442)	—		(2,442)
Other income	3,881	—		3,881	5,542	—		5,542
Total noninterest income	109,766	—		109,766	196,357	—		196,357

Noninterest expense:
Compensation and benefits	45,047	—		45,047	83,272	—		83,272
Refund transfer product expense	6,260	—		6,260	6,398	—		6,398
Refund advance expense	2,002	—		2,002	2,185	—		2,185
Card processing	7,457	—		7,457	14,629	—		14,629
Occupancy and equipment expense	8,500	—		8,500	16,849	—		16,849
Operating lease equipment depreciation	8,737	—		8,737	17,185	—		17,185
Legal and consulting	9,347	—		9,347	15,555	—		15,555
Intangible amortization	2,169	—		2,169	3,657	—		3,657
Impairment expense	—	—		—	—	—		—
Other expense	13,641	602	a	14,243	25,866	3,530	a	29,396
Total noninterest expense	103,160	602		103,762	185,596	3,530		189,126

Income before income tax expense	58,104	(4,196)		53,908	133,686	(3,954)		129,732

Income tax expense	8,002	(819)	a, b	7,183	22,278	(965)	a, b	21,313

Net income before noncontrolling interest	50,102	(3,377)		46,725	111,408	(2,989)		108,419
Net income attributable to noncontrolling interest	851	—		851	833	—		833
Net income attributable to parent	$49,251	$(3,377)		$45,874	$110,575	$(2,989)		$107,586

Earnings per common share:
Basic	$1.66			$1.54	$3.66			$3.56
Diluted	$1.66			$1.54	$3.66			$3.56
(a) Allowance for Credit Loss, Interest Income, Provision for credit loss, and Noninterest expense (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)
(b) Other Adjustments (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)

	Three Months Ended June 30, 2022				Nine Months Ended June 30, 2022
(Dollars in thousands, except per share data)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated
Interest and dividend income:
Loans and leases, including fees	$62,541	$4,719	a, b	$67,260	$203,115	$12,734	a, b	$215,849
Mortgage-backed securities	7,381	—		7,381	16,690	—		16,690
Other investments	3,984	—		3,984	12,169	—		12,169
	73,906	4,719		78,625	231,974	12,734		244,708
Interest expense:
Deposits	94	—		94	400	—		400
FHLB advances and other borrowings	1,661	—		1,661	4,010	—		4,010
	1,755	—		1,755	4,410	—		4,410

Net interest income	72,151	4,719		76,870	227,564	12,734		240,298

Provision for credit loss	(1,302)	9,165	a	7,863	31,186	17,604	a	48,790

Net interest income after provision for credit loss	73,453	(4,446)		69,007	196,378	(4,870)		191,508

Noninterest income:
Refund transfer product fees	10,289	—		10,289	38,674	—		38,674
Refund advance fee income	(20)	—		(20)	40,513	—		40,513
Card and deposit fees	24,935	—		24,935	76,825	—		76,825
Rental income	12,082	—		12,082	34,534	—		34,534
Gain on sale of trademarks	—	—		—	50,000	—		50,000
Gain (loss) on sale of other	1,437	—		1,437	(1,006)	—		(1,006)
Other income	5,271	—		5,271	10,811	—		10,811
Total noninterest income	53,994	—		53,994	250,351	—		250,351

Noninterest expense:
Compensation and benefits	45,091	—		45,091	128,364	—		128,364
Refund transfer product expense	2,457	—		2,457	8,855	—		8,855
Refund advance expense	(29)	—		(29)	2,156	—		2,156
Card processing	8,438	—		8,438	23,067	—		23,067
Occupancy and equipment expense	8,996	—		8,996	25,845	—		25,845
Operating lease equipment depreciation	9,145	—		9,145	26,331	—		26,331
Legal and consulting	11,724	—		11,724	27,279	—		27,279
Intangible amortization	1,532	—		1,532	5,188	—		5,188
Impairment expense	670	—		670	670	—		670
Other expense	8,626	(4,103)	a	4,523	34,491	(573)	a	33,918
Total noninterest expense	96,650	(4,103)		92,547	282,246	(573)		281,673

Income before income tax expense	30,797	(343)		30,454	164,483	(4,297)		160,186

Income tax expense	6,958	(216)	a, b	6,742	29,236	(1,181)	a, b	28,055

Net income before noncontrolling interest	23,839	(127)		23,712	135,247	(3,116)		132,131
Net income attributable to noncontrolling interest	1,448	—		1,448	2,281	—		2,281
Net income attributable to parent	$22,391	$(127)		$22,264	132,966	(3,116)		129,850

Earnings per common share:
Basic	$0.76			$0.76	$4.44			$4.34
Diluted	$0.76			$0.76	$4.44			$4.34
(a) Allowance for Credit Loss, Interest Income, Provision for credit loss, and Noninterest expense (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)
(b) Other Adjustments (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)

	Three Months Ended September 30, 2022
(Dollars in thousands, except per share data)	As Reported*	Restatement Adjustment	Restatement Reference	As Restated
Interest and dividend income:
Loans and leases, including fees	$64,962	$4,508	a, b	$69,470
Mortgage-backed securities	10,155	—		10,155
Other investments	5,105	—		5,105
	80,222	4,508		84,730
Interest expense:
Deposits	100	—		100
FHLB advances and other borrowings	362	—		362
	462	—		462

Net interest income	79,760	4,508		84,268

Provision for credit loss	(2,648)	10,650	a	8,002

Net interest income after provision for credit loss	82,408	(6,142)		76,266

Noninterest income:
Refund transfer product fees	1,136	—		1,136
Refund advance fee income	45	—		45
Card and deposit fees	28,909	—		28,909
Rental income	12,024	—		12,024
Gain on sale of trademarks	—	—		—
Gain (loss) on sale of other	(5,202)	—		(5,202)
Other income	6,544	—		6,544
Total noninterest income	43,456	—		43,456

Noninterest expense:
Compensation and benefits	42,763	—		42,763
Refund transfer product expense	53	—		53
Refund advance expense	1	—		1
Card processing	15,718	—		15,718
Occupancy and equipment expense	9,064	—		9,064
Operating lease equipment depreciation	9,305	—		9,305
Legal and consulting	13,355	—		13,355
Intangible amortization	1,396	—		1,396
Impairment expense	—	—		—
Other expense	11,374	(3,424)	a	7,950
Total noninterest expense	103,029	(3,424)		99,605

Income before income tax expense	22,835	(2,718)		20,117

Income tax expense	(1,272)	(582)	a, b	(1,854)

Net income before noncontrolling interest	24,107	(2,136)		21,971
Net income attributable to noncontrolling interest	687	—		687
Net income attributable to parent	$23,420	$(2,136)		$21,284

Earnings per common share:
Basic	$0.81			$0.73
Diluted	$0.81			$0.73
(a) Allowance for Credit Loss, Interest Income, Provision for credit loss, and Noninterest expense (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)
(b) Other Adjustments (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)
* These amounts have been restated for presentation as this three month period was not reported in a previous Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed by the Company.

Restated Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended December 31, 2023
(Dollars in thousands)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated
Cash flows from operating activities:
Net income before noncontrolling interest	$27,914	$7,242	a, b	$35,156
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,689	—		14,689
Provision for credit loss	9,890	(2,132)	a	7,758
Provision for deferred taxes	1,162	2,373	b	3,535
Originations of loans held for sale	(631,905)	—		(631,905)
Proceeds from sales of loans held for sale	626,336	—		626,336
Net change in loans held for sale	13,829	—		13,829
Net realized (gain) loss on loans held for sale	31	—		31
Net realized loss on securities available for sale	—	—		—
Net realized (gain) on divestitures	—	—		—
Net realized (gain) on other	(2,871)	—		(2,871)
Net change in accrued interest receivable	(3,798)	—		(3,798)
Net change in other assets	(14,344)	(368)		(14,712)
Net change in accrued expenses and other liabilities	(19,723)	(26)	b	(19,749)
Stock compensation	1,234	—		1,234
Net cash provided by operating activities	22,444	7,089		29,533

Cash flows from investing activities:
Purchases of securities available for sale	—	—		—
Proceeds from sales of securities available for sale	—	—		—
Proceeds from maturities of and principal collected on securities available for sale	41,936	—		41,936
Proceeds from maturities of and principal collected on securities held to maturity	1,093	—		1,093
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(91,130)	—		(91,130)
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	95,647	—		95,647
Purchases of loans and leases	(89,390)	—		(89,390)
Net change in loans and leases	98,895	(7,089)	a, b	91,806
Purchases of premises, furniture, and equipment	(1,885)	—		(1,885)
Purchases of rental equipment	(106,160)	—		(106,160)
Proceeds from sales of rental equipment	3,373	—		3,373
Net change in rental equipment	(79)	—		(79)
Proceeds from divestitures, net of transaction costs	—	—		—
Proceeds from sale of other assets	4,077	—		4,077
Net cash provided (used in) investing activities	(43,623)	(7,089)		(50,712)

Cash flows from financing activities:
Net change in deposits	346,873	—		346,873
Net change in short-term borrowings	(13,000)	—		(13,000)
Principal payments on other liabilities	(284)	—		(284)
Dividends paid on common stock	(1,299)	—		(1,299)
Issuance of common stock due to restricted stock	1	—		1

Repurchases of common stock	(15,918)	—	(15,918)
Investment by (distributions to) noncontrolling interest	238	—	238
Net cash provided by (used in) financing activities	316,611		316,611

Effect of exchange rate changes on cash	618	—	618

Net change in cash and cash equivalents	296,050	—	296,050

Cash and cash equivalents at beginning of fiscal year	375,580	—	375,580
Cash and cash equivalents at end of fiscal period	$671,630	—	$671,630
(a) Allowance for Credit Loss, Interest Income, Provision for credit loss, and Noninterest expense (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)
(b) Other Adjustments (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)

	Six Months Ended March 31, 2024
(Dollars in thousands)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated
Cash flows from operating activities:
Net income before noncontrolling interest	$93,431	$11,892	a, b	$105,323
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29,457	—		29,457
Provision for credit loss	35,942	1,560	a	37,502
Provision for deferred taxes	4,059	3,999	b	8,058
Originations of loans held for sale	(933,786)	—		(933,786)
Proceeds from sales of loans held for sale	968,998	—		968,998
Net change in loans held for sale	17,924	—		17,924
Net realized (gain) loss on loans held for sale	(1,370)	—		(1,370)
Net realized (gain) on trademarks	—	—		—
Net realized (gain) on other	(3,165)	—		(3,165)
Impairment on rental equipment	2,013	—		2,013
Net change in accrued interest receivable	(7,012)	—		(7,012)
Net change in other assets	(13,724)	(283)	b	(14,007)
Net change in accrued expenses and other liabilities	16,729	(58)	b	16,671
Stock compensation	5,904	—		5,904
Net cash provided by operating activities	215,400	17,110		232,510

Cash flows from investing activities:
Proceeds from maturities of and principal collected on securities available for sale	89,476	—		89,476
Proceeds from maturities of and principal collected on securities held to maturity	1,811	—		1,811
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(183,010)	—		(183,010)
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	185,377	—		185,377
Purchases of loans and leases	(163,091)	—		(163,091)
Net change in loans and leases	255,909	(17,110)	a, b	238,799
Purchases of premises, furniture, and equipment	(3,592)	—		(3,592)
Purchases of rental equipment	(173,005)	—		(173,005)
Proceeds from sales of rental equipment	4,951	—		4,951
Net change in rental equipment	188	—		188
Proceeds from sales of foreclosed real estate and repossessed assets	—	—		—
Proceeds from sale of trademarks	—	—		—
Proceeds from sale of other assets	4,091	—		4,091
Net cash provided (used in) investing activities	19,105	(17,110)		1,995

Cash flows from financing activities:
Net change in deposits	(220,838)	—		(220,838)
Net change in short-term borrowings	18,000	—		18,000
Principal payments on other liabilities	(550)	—		(550)
Proceeds from other liabilities	—	—		—
Payment of debt issuance costs	—	—		—
Dividends paid on common stock	(2,566)	—		(2,566)

Issuance of common stock due to restricted stock	3	—	3
Repurchases of common stock	(56,364)	—	(56,364)
Investment by (distributions to) noncontrolling interest	79	—	79
Net cash provided by (used in) financing activities	(262,236)	—	(262,236)

Effect of exchange rate changes on cash	39	—	39

Net change in cash and cash equivalents	(27,692)	—	(27,692)

Cash and cash equivalents at beginning of fiscal year	375,580	—	375,580
Cash and cash equivalents at end of fiscal period	$347,888	$—	$347,888
(a) Allowance for Credit Loss, Interest Income, Provision for credit loss, and Noninterest expense (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)
(b) Other Adjustments (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)

	Nine Months Ended June 30, 2024
(Dollars in thousands)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated
Cash flows from operating activities:
Net income before noncontrolling interest	$135,478	$14,926	a, b	$150,404
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	43,832	—		43,832
Provision (reversal of) for credit loss	41,823	7,606	a	49,429
Provision (reversal of) for deferred taxes	7,762	4,958	b	12,720
Originations of loans held for sale	(1,426,973)	—		(1,426,973)
Proceeds from sales of loans held for sale	1,468,162	—		1,468,162
Net change in loans held for sale	18,062	—		18,062
Net realized (gain) loss on loans held for sale	(3,091)	—		(3,091)
Net realized (gain) on trademarks	—	—		—
Net realized (gain) on other	(6,119)	—		(6,119)
Impairment on rental equipment	2,013	—		2,013
Net change in accrued interest receivable	(8,473)	—		(8,473)
Net change in other assets	(13,705)	(284)	b	(13,989)
Net change in accrued expenses and other liabilities	51,978	(36)	b	51,942
Stock compensation	7,770	—		7,770
Net cash provided by operating activities	318,519	27,170		345,689

Cash flows from investing activities:
Purchases of securities available for sale	—	—		—
Proceeds from maturities of and principal collected on securities available for sale	141,801	—		141,801
Proceeds from maturities of and principal collected on securities held to maturity	2,430	—		2,430
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(276,025)	—		(276,025)
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	279,787	—		279,787
Purchases of loans and leases	(229,912)	—		(229,912)
Net change in loans and leases	147,134	(27,170)	a, b	119,964
Purchases of premises, furniture, and equipment	(5,784)	—		(5,784)
Purchases of rental equipment	(221,681)	—		(221,681)
Proceeds from sales of rental equipment	7,302	—		7,302
Net change in rental equipment	408	—		408
Proceeds from sales of foreclosed real estate and repossessed assets	—	—		—
Proceeds from sale of trademarks	—	—		—
Proceeds from sale of other assets	6,466	—		6,466
Net cash provided (used in) investing activities	(148,074)	(27,170)		(175,244)

Cash flows from financing activities:
Net change in deposits	(157,666)	—		(157,666)
Net change in short-term borrowings	(13,000)	—		(13,000)
Principal payments on other liabilities	(621)	—		(621)
Payment of debt issuance costs	—	—		—
Dividends paid on common stock	(3,824)	—		(3,824)

Issuance of common stock due to restricted stock	3	—	3
Repurchases of common stock	(71,513)	—	(71,513)
Investment by (distributions to) noncontrolling interest	(219)	—	(219)
Net cash provided by (used in) financing activities	(246,840)		(246,840)

Effect of exchange rate changes on cash	(259)	—	(259)

Net change in cash and cash equivalents	(76,654)	—	(76,654)

Cash and cash equivalents at beginning of fiscal year	375,580	—	375,580
Cash and cash equivalents at end of fiscal period	$298,926	$—	$298,926
(a) Allowance for Credit Loss, Interest Income, Provision for credit loss, and Noninterest expense (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)
(b) Other Adjustments (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)

	Three Months Ended December 31, 2022
(Dollars in thousands)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated
Cash flows from operating activities:
Net income before noncontrolling interest	$28,422	$(52)	a, b	$28,370
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,566	—		14,566
Provision for credit loss	9,776	6,982	a	16,758
Provision for deferred taxes	2,255	(129)	b	2,126
Originations of loans held for sale	(398,798)	—		(398,798)
Proceeds from sales of loans held for sale	402,870	—		402,870
Net change in loans held for sale	(84)	—		(84)
Net realized (gain) on trademarks	(10,000)	—		(10,000)
Net realized (gain) on other	(502)	—		(502)
Impairment on rental equipment	24	—		24
Net change in accrued interest receivable	(2,191)	—		(2,191)
Net change in other assets	16,986	(291)	b	16,695
Net change in accrued expenses and other liabilities	(24,222)	13	b	(24,209)
Stock compensation	3,271	—		3,271
Net cash provided by operating activities	42,373	6,523		48,896

Cash flows from investing activities:
Proceeds from maturities of and principal collected on securities available for sale	49,069	—		49,069
Proceeds from maturities of and principal collected on securities held to maturity	1,058	—		1,058
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(57,760)	—		(57,760)
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	57,760	—		57,760
Purchases of loans and leases	(67,649)	—		(67,649)
Net change in loans and leases	217,812	(6,523)	a, b	211,289
Purchases of premises, furniture, and equipment	(1,989)	—		(1,989)
Purchases of rental equipment	(164,245)	—		(164,245)
Proceeds from sales of rental equipment	1,495	—		1,495
Net change in rental equipment	(109)	—		(109)
Proceeds from sales of foreclosed real estate and repossessed assets	1	—		1
Proceeds from sale of trademarks	10,000	—		10,000
Proceeds from sale of other assets	—	—		—
Net cash (used in) provided by investing activities	45,443	(6,523)		38,920

Cash flows from financing activities:
Net change in deposits	(76,905)	—		(76,905)
Net change in short-term borrowings	—	—		—
Principal payments on other liabilities	(573)	—		(573)
Payment of debt issuance costs	(504)	—		(504)
Dividends paid on common stock	(1,402)	—		(1,402)
Issuance of common stock due to restricted stock	1	—		1
Repurchases of common stock	(26,932)	—		(26,932)

Investment by (distributions to) noncontrolling interest	(757)	—	(757)
Net cash provided by (used in) financing activities	(107,072)	—	(107,072)

Effect of exchange rate changes on cash	387	—	387

Net change in cash and cash equivalents	(18,869)	—	(18,869)

Cash and cash equivalents at beginning of fiscal year	388,038	—	388,038
Cash and cash equivalents at end of fiscal period	$369,169	$—	$369,169
(a) Allowance for Credit Loss, Interest Income, Provision for credit loss, and Noninterest expense (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)
(b) Other Adjustments (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)

	Six Months Ended March 31, 2023
(Dollars in thousands)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated
Cash flows from operating activities:
Net income before noncontrolling interest	$83,790	$(704)	a, b	$83,086
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	34,390	—		34,390
Provision for credit loss	46,539	12,179	a	58,718
Provision for deferred taxes	2,545	(659)	b	1,886
Originations of loans held for sale	(608,628)	—		(608,628)
Proceeds from sales of loans held for sale	604,363	—		604,363
Net change in loans held for sale	652	—		652
Net realized (gain) loss on loans held for sale	(110)	—		(110)
Net realized (gain) on trademarks	(10,000)	—		(10,000)
Net realized (gain) loss on other	272	—		272
Impairment on rental equipment	24	2,750	b	2,774
Net change in accrued interest receivable	(4,455)	—		(4,455)
Net change in other assets	14,050	(1,126)	b	12,924
Net change in accrued expenses and other liabilities	14,568	62	b	14,630
Stock compensation	5,829	—		5,829
Net cash provided by operating activities	183,829	12,502		196,331

Cash flows from investing activities:
Purchases of securities available for sale	—	—		—
Proceeds from sales of securities available for sale	—	—		—
Proceeds from maturities of and principal collected on securities available for sale	89,162	—		89,162
Proceeds from maturities of and principal collected on securities held to maturity	2,822	—		2,822
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(120,160)	—		(120,160)
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	119,586	—		119,586
Purchases of loans and leases	(187,834)	—		(187,834)
Net change in loans and leases	191,195	(12,502)	a, b	178,693
Purchases of premises, furniture, and equipment	(3,428)	—		(3,428)
Purchases of rental equipment	(238,999)	—		(238,999)
Proceeds from sales of rental equipment	6,736	—		6,736
Net change in rental equipment	(153)	—		(153)
Proceeds from sales of foreclosed real estate and repossessed assets	1	—		1
Proceeds from sale of trademarks	10,000	—		10,000
Proceeds from sale of other assets	—	—		—
Net cash provided (used in) investing activities	(131,072)	(12,502)		(143,574)

Cash flows from financing activities:
Net change in deposits	36,659	—		36,659
Net change in short-term borrowings	43,000	—		43,000
Proceeds from other liabilities	—	—		—
Principal payments on other liabilities	(1,026)	—		(1,026)

Payment of debt issuance costs	(511)	—	(511)
Dividends paid on common stock	(2,788)	—	(2,788)
Issuance of common stock due to restricted stock	1	—	1
Repurchases of common stock	(82,281)	—	(82,281)
Investment by (distributions to) noncontrolling interest	(1,698)	—	(1,698)
Net cash provided by (used in) financing activities	(8,644)	—	(8,644)

Effect of exchange rate changes on cash	447	—	447

Net change in cash and cash equivalents	44,560	—	44,560

Cash and cash equivalents at beginning of fiscal year	388,038	—	388,038
Cash and cash equivalents at end of fiscal period	$432,598	$—	$432,598
(a) Allowance for Credit Loss, Interest Income, Provision for credit loss, and Noninterest expense (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)
(b) Other Adjustments (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)

	Nine Months Ended June 30, 2023
(Dollars in thousands)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated
Cash flows from operating activities:
Net income before noncontrolling interest	$129,394	$(9,721)	a, b	$119,673
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	49,506	—		49,506
Provision for credit loss	48,312	32,923	a	81,235
Provision for deferred taxes	4,895	(3,718)	b	1,177
Originations of loans held for sale	(941,502)	—		(941,502)
Proceeds from sales of loans held for sale	870,132	—		870,132
Net change in loans held for sale	5,456	—		5,456
Net realized (gain) loss on loans held for sale	(235)	—		(235)
Net realized (gain) on trademarks	(10,000)	—		(10,000)
Net realized (gain) on sale of others	(91)	—		(91)
Impairment on rental equipment	24	—		24
Net change in accrued interest receivable	(4,353)	—		(4,353)
Net change in other assets	22,193	(978)	b	21,215
Net change in accrued expenses and other liabilities	6,519	108	b	6,627
Stock compensation	8,399	—		8,399
Net cash provided by operating activities	188,649	18,614		207,263

Cash flows from investing activities:
Purchases of securities available for sale	(150,751)	—		(150,751)
Proceeds from sales of securities available for sale	—	—		—
Proceeds from maturities of and principal collected on securities available for sale	127,071	—		127,071
Proceeds from maturities of and principal collected on securities held to maturity	3,758	—		3,758
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(206,104)	—		(206,104)
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	204,026	—		204,026
Purchases of loans and leases	(197,549)	—		(197,549)
Net change in loans and leases	(42,484)	(18,614)	a, b	(61,098)
Purchases of premises, furniture, and equipment	(4,973)	—		(4,973)
Purchases of rental equipment	(373,063)	—		(373,063)
Proceeds from sales of rental equipment	9,373	—		9,373
Net change in rental equipment	(279)	—		(279)
Proceeds from sales of foreclosed real estate and repossessed assets	1	—		1
Proceeds from sale of trademarks	10,000	—		10,000
Proceeds from sale of other assets	—	—		—
Net cash provided (used in) investing activities	(620,974)	(18,614)		(639,588)

Cash flows from financing activities:
Net change in deposits	440,939	—		440,939
Net change in short-term borrowings	230,000	—		230,000
Principal payments on other liabilities	(1,416)	—		(1,416)
Payment of debt issuance costs	(511)	—		(511)

Dividends paid on common stock	(4,115)	—	(4,115)
Issuance of common stock due to restricted stock	1	—	1
Repurchases of common stock	(103,996)	—	(103,996)
Investment by (distributions to) noncontrolling interest	(2,286)	—	(2,286)
Net cash provided by (used in) financing activities	558,616	—	558,616

Effect of exchange rate changes on cash	942	—	942

Net change in cash and cash equivalents	127,233	—	127,233

Cash and cash equivalents at beginning of fiscal year	388,038	—	388,038
Cash and cash equivalents at end of fiscal period	$515,271	$—	$515,271
(a) Allowance for Credit Loss, Interest Income, Provision for credit loss, and Noninterest expense (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)
(b) Other Adjustments (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)

	Three Months Ended December 31, 2021
(Dollars in thousands)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated
Cash flows from operating activities:
Net income before noncontrolling interest	$61,306	388	a, b	$61,694
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	15,322	—		15,322
Provision for credit losses	186	143	a	329
Provision for deferred taxes	8,015	72	b	8,087
Originations of loans held for sale	(385,558)	—		(385,558)
Proceeds from sales of loans held for sale	562,689	—		562,689
Net change in loans held for sale	8,805	—		8,805
Net realized (gain) on securities held to maturity, net	(137)	—		(137)
Net realized (gain) loss on loans held for sale	4,365	—		4,365
Net realized loss on premise, furniture, and equipment	(23)	—		(23)
Net realized (gain) loss on lease receivables and equipment	(924)	—		(924)
Net realized (gain) on trademarks	(50,000)	—		(50,000)
Impairment on rental equipment	—	—		—
Net change in accrued interest receivable	(987)	—		(987)
Net change in other assets	(24,059)	(213)	b	(24,272)
Net change in accrued expenses and other liabilities	(45,303)	(5)	b	(45,308)
Stock compensation	3,430	—		3,430
Net cash provided by operating activities	157,127	385		157,512

Cash flows from investing activities:
Purchases of securities available for sale	(20,894)	—		(20,894)
Proceeds from maturities of and principal collected on securities available for sale	91,297	—		91,297
Proceeds from sales of securities held to maturity	200	—		200
Proceeds from maturities of and principal collected on securities held to maturity	5,409	—		5,409
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(800)	—		(800)
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	800	—		800
Purchases of loans and leases	(57,713)	—		(57,713)
Proceeds from sales of loans and leases	30,235	—		30,235
Net change in loans and leases	(145,311)	(385)	a, b	(145,696)
Purchases of premises, furniture, and equipment	(1,949)	—		(1,949)
Proceeds from sales of premises, furniture, and equipment	35	—		35
Purchases of rental equipment	(103,643)	—		(103,643)
Proceeds from sales of rental equipment	4,999	—		4,999
Net change in rental equipment	(1,841)	—		(1,841)
Proceeds from sales of foreclosed real estate and repossessed assets	1,659	—		1,659
Proceeds from sale of trademarks	50,000	—		50,000
Net cash provided by (used in) investing activities	(147,517)	(385)		(147,902)

Cash flows from financing activities:
Net change in deposits	1,010,598	—		1,010,598

Principal payments on capital lease obligations	(7)	—	(7)
Principal payments on other liabilities	(598)	—	(598)
Payment of debt issuance costs	—	—	—
Dividends paid on common stock	(1,521)	—	(1,521)
Issuance of common stock due to restricted stock	—	—	—
Issuance of common stock due to ESOP	2,886	—	2,886
Repurchases of common stock	(104,458)	—	(104,458)
Distributions to noncontrolling interest	(495)	—	(495)
Net cash provided by (used in) financing activities	906,405	—	906,405

Effect of exchange rate changes on cash	66	—	66

Net change in cash and cash equivalents	916,081	—	916,081

Cash and cash equivalents at beginning of fiscal year	314,019	—	314,019
Cash and cash equivalents at end of fiscal period	$1,230,100	$—	$1,230,100

(a) Allowance for Credit Loss, Interest Income, Provision for credit loss, and Noninterest expense (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)
(b) Other Adjustments (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)

	Six Months Ended March 31, 2022
(Dollars in thousands)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated
Cash flows from operating activities:
Net income before noncontrolling interest	$111,408	$(2,989)	a, b	$108,419
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	30,753	—		30,753
Provision for credit loss	32,488	8,439	a	40,927
Provision for deferred taxes	14,091	(994)	b	13,097
Originations of loans held for sale	(555,397)	—		(555,397)
Proceeds from sales of loans held for sale	723,942	—		723,942
Net change in loans held for sale	8,834	—		8,834
Net realized (gain) loss on loans held for sale	4,065	—		4,065
Net realized loss on premise, furniture, and equipment	43	—		43
Net realized (gain) loss on leases receivable and equipment	(1,063)	—		(1,063)
Net realized (gain) on trademarks	(50,000)	—		(50,000)
Net realized (gain) on securities held to maturity, net	(397)	—		(397)
Impairment on rental equipment	—	—		—
Net change in accrued interest receivable	(2,862)	—		(2,862)
Net change in other assets	(21,680)	27	b	(21,653)
Net change in accrued expenses and other liabilities	(8,400)	—		(8,400)
Stock compensation	5,524	—		5,524
Net cash provided by operating activities	291,349	4,483		295,832

Cash flows from investing activities:
Purchases of securities available for sale	(470,067)	—		(470,067)
Proceeds from maturities of and principal collected on securities available for sale	184,107	—		184,107
Proceeds from maturities of and principal collected on securities held to maturity	8,937	—		8,937
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(103,573)	—		(103,573)
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	103,160	—		103,160
Purchases of loans and leases	(88,913)	—		(88,913)
Proceeds from sales of loans and leases	45,784	—		45,784
Net change in loans and leases	(69,966)	(4,483)	a, b	(74,449)
Purchases of premises, furniture, and equipment	(3,718)	—		(3,718)
Proceeds from sales of premises, furniture, and equipment	35	—		35
Purchases of rental equipment	(196,043)	—		(196,043)
Proceeds from sales of rental equipment	6,811	—		6,811
Net change in rental equipment	(1,567)	—		(1,567)
Proceeds from sales of foreclosed real estate and repossessed assets	1,715	—		1,715
Proceeds from sale of trademarks	50,000	—		50,000
Proceeds from sale of other assets	460	—		460
Net cash (used in) investing activities	(532,838)	(4,483)		(537,321)

Cash flows from financing activities:

Net change in deposits	314,915	—	314,915
Net change in short-term borrowings	—	—	—
Principal payments on capital lease obligations	(74)	—	(74)
Principal payments on other liabilities	(1,463)	—	(1,463)
Proceeds from other liabilities	—	—	—
Payment of debt issuance costs	—	—	—
Dividends paid on common stock	(3,004)	—	(3,004)
Issuance of common stock due to restricted stock		—	—
Issuance of common stock due to ESOP	2,886	—	2,886
Repurchases of common stock	(146,653)	—	(146,653)
Distributions to noncontrolling interest	(1,666)	—	(1,666)
Net cash provided by (used in) financing activities	164,941	—	164,941

Effect of exchange rate changes on cash	209	—	209

Net change in cash and cash equivalents	(76,339)	—	(76,339)

Cash and cash equivalents at beginning of fiscal year	314,019	—	314,019
Cash and cash equivalents at end of fiscal period	$237,680	$—	$237,680
(a) Allowance for Credit Loss, Interest Income, Provision for credit loss, and Noninterest expense (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)
(b) Other Adjustments (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)

	Nine Months Ended June 30, 2022
(Dollars in thousands)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated
Cash flows from operating activities:
Net income before noncontrolling interest	$135,247	$(3,116)	a, b	$132,131
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	47,193	—		47,193
Provision for credit losses	31,186	17,604	a	48,790
Provision for deferred taxes	18,517	(1,100)	b	17,417
Originations of loans held for sale	(769,672)	—		(769,672)
Proceeds from sales of loans held for sale	898,442	—		898,442
Net change in loans held for sale	12,568	—		12,568
Net realized (gain) on securities available for sale	(161)	—		(161)
Net realized (gain) loss on loans held for sale	3,933	—		3,933
Net realized loss on premise, furniture, and equipment	45	—		45
Net realized (gain) on lease receivables and equipment	(2,180)	—		(2,180)
Net realized (gain) on trademarks	(50,000)	—		(50,000)
Net realized (gain) on other assets	(434)	—		(434)
Impairment on rental equipment	—	—		—
Impairment of intangibles	670	—		670
Net change in accrued interest receivable	(564)	—		(564)
Net change in other assets	(8,959)	(99)	b	(9,058)
Net change in accrued expenses and other liabilities	(36,577)	19	b	(36,558)
Stock compensation	7,765	—		7,765
Net cash provided by operating activities	287,019	13,308		300,327

Cash flows from investing activities:
Purchases of securities available for sale	(689,515)	—		(689,515)
Proceeds from sales of securities available for sale	244,305	—		244,305
Proceeds from maturities of and principal collected on securities available for sale	264,808	—		264,808
Proceeds from maturities of and principal collected on securities held to maturity	12,189	—		12,189
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(134,293)	—		(134,293)
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	133,880	—		133,880
Purchases of loans and leases	(108,570)	—		(108,570)
Proceeds from sales of loans and leases	45,784	—		45,784
Net change in loans and leases	35,462	(13,307)	a, b	22,155
Purchases of premises, furniture, and equipment	(5,860)	—		(5,860)
Proceeds from sales of premises, furniture, and equipment	35	—		35
Purchases of rental equipment	(270,262)	—		(270,262)
Proceeds from sales of rental equipment	8,236	—		8,236
Net change in rental equipment	(1,879)	—		(1,879)
Proceeds from sales of foreclosed real estate and repossessed assets	1,814	—		1,814
Proceeds from sale of trademarks	50,000	—		50,000
Proceeds from sale of other assets	2,925	—		2,925
Net cash (used in) investing activities	(410,941)	(13,307)		(424,248)

Cash flows from financing activities:
Net change in deposits	195,828	—		195,828
Net change in short-term borrowings	—	—		—
Redemption of long-term borrowings	(75,000)	—		(75,000)
Principal payments on capital lease obligations	(75)	—		(75)
Principal payments on other liabilities	(2,163)	—		(2,163)
Proceeds from other liabilities	—	—		—
Payment of debt issuance costs	—	—		—
Dividends paid on common stock	(4,469)	—		(4,469)
Issuance of common stock due to restricted stock	1	(1)	b	—
Issuance of common stock due to ESOP	2,886	—		2,886
Repurchases of common stock	(146,763)	—		(146,763)
Distributions to noncontrolling interest	(2,771)	—		(2,771)
Net cash provided by (used in) financing activities	(32,526)	(1)		(32,527)

Effect of exchange rate changes on cash	(311)	—		(311)

Net change in cash and cash equivalents	(156,759)	—		(156,759)

Cash and cash equivalents at beginning of fiscal year	314,019	—		314,019
Cash and cash equivalents at end of fiscal period	$157,260	$—		$157,260
(a) Allowance for Credit Loss, Interest Income, Provision for credit loss, and Noninterest expense (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)
(b) Other Adjustments (refer to Note 21. Restatement of Previously Issued Financial Statements for more information)

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

The following tables present the carrying amount and estimated fair value of the financial instruments held by the Company:

	At September 30, 2024
	(As Restated)
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$158,337	$158,337	$158,337	$—	$—
Debt securities available for sale	1,741,221	1,741,221	—	1,741,221	—
Debt securities held to maturity	33,092	30,236	—	30,236	—
Common equities and mutual funds(1)	3,303	3,303	3,303	—	—
Non-marketable equity securities(1)(2)	21,350	21,350	—	9,522	—
Loans held for sale	691,688	691,688	—	691,688	—
Loans and leases	4,071,071	4,036,490	—	—	4,036,490
Federal Reserve Bank and Federal Home Loan Bank stocks	36,014	36,014	—	36,014	—
Accrued interest receivable	31,385	31,385	31,385	—	—
Financial liabilities
Deposits	5,875,085	5,874,994	5,845,879	29,115	—
Overnight federal funds purchased	377,000	377,000	377,000	—	—
Other short- and long-term borrowings	33,354	31,787	—	31,787	—
Accrued interest payable	571	571	571	—	—
(1) Equity securities at fair value are included within other assets on the consolidated statement of financial condition at September 30, 2024.
(2) Includes certain non-marketable equity securities that are measured at fair value using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

	At September 30, 2023
	(As Restated)
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$375,580	$375,580	$375,580	$—	$—
Debt securities available for sale	1,804,228	1,804,228	—	1,804,228	—
Debt securities held to maturity	36,591	31,425	—	31,425	—
Common equities and mutual funds(1)	3,378	3,378	3,378	—	—
Non-marketable equity securities(1)(2)	20,453	20,453	—	12,064	—
Loans held for sale	77,779	77,779	—	77,779	—
Loans and leases	4,363,391	4,226,713	—	—	4,226,713
Federal Reserve Bank and Federal Home Loan Bank stocks	28,210	28,210	—	28,210	—
Accrued interest receivable	23,282	23,282	23,282	—	—
Financial liabilities
Deposits	6,589,182	6,589,065	6,583,648	5,417	—
Overnight federal funds purchased	13,000	13,000	13,000	—	—
Other short- and long-term borrowings	33,873	31,187	—	31,187	—
Accrued interest payable	247	247	247	—	—
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

NOTE 20.  SUBSEQUENT EVENTS

Management has evaluated subsequent events that occurred after September 30, 2024. During this period, up to the filing date of the Original Report, management identified the following subsequent events:

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

NOTE 21.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As discussed in Note 1. Summary of Significant Accounting Policies, and as further described below, the Company is restating its accompanying audited historical consolidated financial statements as of September 30, 2024 and 2023 and for the years ended September 30, 2024, 2023, and 2022 to correct for identified errors in its accounting for allowance for credit losses, interest income, provision for credit losses, and noninterest expense. In addition, the Company has corrected other unrelated immaterial errors which were previously not recorded or not recorded in the appropriate period.

DESCRIPTION OF RESTATEMENT RECONCILIATION TABLES
In the following tables, we have presented a reconciliation of our consolidated statements of financial condition, operations and cash flows from prior periods as previously reported to the restated amounts as of September 30, 2024 and 2023 and for the years ended September 30, 2024, 2023, and 2022. The only change to the consolidated statements of comprehensive income (loss) and the consolidated statements of stockholders' equity for the years ended September 30, 2024, 2023, and 2022 as a result of the restatement is due to the changes in net income (loss). See the statement of operations reconciliation tables below for additional information on the restatement impacts to net income (loss). For the misstatements arising in periods commencing prior to 2021, the cumulative impact of all periods prior to October 1, 2021 has been reflected as an adjustment to opening retained earnings as of that date in the consolidated statement of stockholders' equity. The restatement relates to the following misstatements:

(a) Allowance for Credit Loss, Interest Income, Provision for credit loss, and Noninterest expense
The errors relate to the Company's accounting and financial reporting of certain third-party lending and servicing relationships within the Consumer Solutions business. Historically, we accounted for all borrower payments and credit enhancement payments under these programs on a single unit or net basis, with all such payments presented as interest income representing our effective yield on the portfolios. We determined that these payments should instead be accounted for on a separate unit of account or gross basis, with loan yields and interest income recorded at the gross borrower loan rate, and credit losses and associated provisions for credit losses recorded on a gross basis over the life of the loans, and with all credit enhancement and servicing payments recorded separately in noninterest expense (the “Gross Basis Approach”). Additionally, there are tax adjustments that relate to the tax impact of the restatement entries discussed.

(b) Other Adjustments
The adjustments identified in this category include immaterial errors that were addressed and corrected as part of the restatement and tax adjustments. These errors have an immaterial impact on the 2024, 2023, and 2022 Consolidated Financial Statements and they relate to misstatements in insurance premiums and other immaterial entries to correct errors recorded in the incorrect period. Additionally, there are tax adjustments that relate to the tax impact of the restatement entries discussed.

Restated Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	September 30, 2024
ASSETS	As Previously Reported on Form 10-K	Restatement Adjustment	Restatement Reference	As Restated
Cash and cash equivalents	$158,337	$—		$158,337
Securities available for sale, at fair value	1,741,221	—		1,741,221
Securities held to maturity, at amortized cost (fair value $30,236)	33,092	—		33,092
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	36,014	—		36,014
Loans held for sale	688,870	2,818	b	691,688
Loans and leases	4,075,195	—		4,075,195
Allowance for credit losses	(45,336)	(26,429)	a	(71,765)
Accrued interest receivable	31,385	—		31,385
Premises, furniture, and equipment, net	39,055	—		39,055
Rental equipment, net	205,339	—		205,339
Goodwill and intangible assets	326,094	—		326,094
Other assets	260,070	6,292	b	266,362
Total assets	$7,549,336	$(17,319)		$7,532,017

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$5,875,085	$—		$5,875,085
Short-term borrowings	377,000	—		377,000
Long-term borrowings	33,354	—		33,354
Accrued expenses and other liabilities	424,292	97	b	424,389
Total liabilities	6,709,731	97		6,709,828

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued, none outstanding at September 30, 2024	—	—		—
Common stock, $0.01 par value; 90,000,000 shares authorized, 24,851,122 shares issued and 24,847,353 shares outstanding at September 30, 2024	248	—		248
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at September 30, 2024	—	—		—
Additional paid-in capital	638,803	—		638,803
Retained earnings	354,474	(17,416)	a, b	337,058
Accumulated other comprehensive loss	(153,394)	—		(153,394)
Treasury stock, at cost, 3,769 common shares at September 30, 2024	(249)	—		(249)
Total equity attributable to parent	839,882	(17,416)		822,466
Noncontrolling interest	(277)	—		(277)
Total stockholders’ equity	839,605	(17,416)		822,189
Total liabilities and stockholders’ equity	$7,549,336	$(17,319)		$7,532,017

(Dollars in thousands, except per share data)	September 30, 2023
ASSETS	As Previously Reported on Form 10-K	Restatement Adjustment	Restatement Reference	As Restated
Cash and cash equivalents	$375,580	$—		$375,580
Securities available for sale, at fair value	1,804,228	—		1,804,228
Securities held to maturity, at amortized cost (fair value $31,425)	36,591	—		36,591
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	28,210	—		28,210
Loans held for sale	77,779	—		77,779
Loans and leases	4,366,116	3,710	b	4,369,826
Allowance for credit losses	(49,705)	(47,150)	a	(96,855)
Accrued interest receivable	23,282	—		23,282
Premises, furniture, and equipment, net	39,160	—		39,160
Rental equipment, net	211,750	—		211,750
Goodwill and intangible assets	330,225	—		330,225
Other assets	292,327	11,298	b	303,625
Total assets	$7,535,543	$(32,142)		$7,503,401

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$6,589,182	$—		$6,589,182
Short-term borrowings	13,000	—		13,000
Long-term borrowings	33,873	—		33,873
Accrued expenses and other liabilities	248,863	136	b	248,999
Total liabilities	6,884,918	136		6,885,054

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued, none outstanding at September 30, 2023	—	—		—
Common stock, $0.01 par value; 90,000,000 shares authorized, 26,225,563 shares issued and 26,183,583 shares outstanding at September 30, 2023	262	—		262
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at September 30, 2023	—	—		—
Additional paid-in capital	628,500	—		628,500
Retained earnings	278,655	(32,278)	a, b	246,377
Accumulated other comprehensive loss	(255,443)	—		(255,443)
Treasury stock, at cost, 41,980 common shares at September 30, 2023	(344)	—		(344)
Total equity attributable to parent	651,630	(32,278)		619,352
Noncontrolling interest	(1,005)	—		(1,005)
Total stockholders’ equity	650,625	(32,278)		618,347
Total liabilities and stockholders’ equity	$7,535,543	$(32,142)		$7,503,401

(Dollars in thousands, except per share data)	September 30, 2022
ASSETS	As Previously Reported on Form 10-K	Restatement Adjustment	Restatement Reference	As Restated
Cash and cash equivalents	$388,038	$—		$388,038
Securities available for sale, at fair value	1,882,869	—		1,882,869
Securities held to maturity, at amortized cost (fair value $38,171)	41,682	—		41,682
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	28,812	—		28,812
Loans held for sale	21,071	—		21,071
Loans and leases	3,536,305	1,494	b	3,537,799
Allowance for credit losses	(45,947)	(17,849)	a	(63,796)
Accrued interest receivable	17,979	—		17,979
Premises, furniture, and equipment, net	41,710	—		41,710
Rental equipment, net	204,371	—		204,371
Goodwill and intangible assets	335,196	—		335,196
Other assets	295,324	4,445		299,769
Total assets	$6,747,410	$(11,910)		$6,735,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$5,866,037	$—		$5,866,037
Short-term borrowings	—	—		—
Long-term borrowings	36,028	—		36,028
Accrued expenses and other liabilities	200,205	19	b	200,224
Total liabilities	6,102,270	19		6,102,289

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued, none outstanding at September 30, 2022	—	—		—
Common stock, $0.01 par value; 90,000,000 shares authorized, 28,878,177 shares issued and 28,788,124 shares outstanding at September 30, 2022	288	—		288
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at September 30, 2022	—	—		—
Additional paid-in capital	617,403	—		617,403
Retained earnings	245,394	(11,929)	a, b	233,465
Accumulated other comprehensive loss	(213,080)	—		(213,080)
Treasury stock, at cost, 90,053 common shares at September 30, 2022	(4,835)	—		(4,835)
Total equity attributable to parent	645,170	(11,929)		633,241
Noncontrolling interest	(30)	—		(30)
Total stockholders’ equity	645,140	(11,929)		633,211
Total liabilities and stockholders’ equity	$6,747,410	$(11,910)		$6,735,500

Restated Consolidated Statements of Operations

	Fiscal Year Ended September 30, 2024
(Dollars in thousands, except per share data)	As Previously Reported on Form 10-K	Restatement Adjustment	Restatement Reference	As Restated
Interest and dividend income:
Loans and leases, including fees	$395,876	$42,707	a, b	$438,583
Mortgage-backed securities	39,402	—		39,402
Other investments	41,073	—		41,073
	476,351	42,707		519,058

Interest expense:
Deposits	13,019	—		13,019
FHLB advances and other borrowings	8,214	—		8,214
	21,233	—		21,233

Net interest income	455,118	42,707		497,825

Provision for credit loss	42,661	15,440	a	58,101

Net interest income after provision for credit loss	412,457	27,267		439,724

Noninterest income:
Refund transfer product fees	40,178	—		40,178
Refund advance fee income	43,473	—		43,473
Card and deposit fees	125,943	—		125,943
Rental income	54,157	—		54,157
Gain on sale of trademarks	—	—		—
Gain (loss) on sale of other	12,669	—		12,669
Other income	23,167	—		23,167
Total noninterest income	299,587	—		299,587

Noninterest expense:
Compensation and benefits	201,472	—		201,472
Refund transfer product expense	9,862	—		9,862
Refund advance expense	1,943	—		1,943
Card processing	137,938	—		137,938
Occupancy and equipment expense	36,587	—		36,587
Operating lease equipment depreciation	41,757	—		41,757
Legal and consulting	24,857	—		24,857
Intangible amortization	4,131	—		4,131
Impairment expense	3,012	—		3,012
Other expense	51,694	7,438	a	59,132
Total noninterest expense	513,253	7,438		520,691

Income before income tax expense	198,791	19,829		218,620

Income tax expense	29,141	4,967	a, b	34,108

Net income before noncontrolling interest	169,650	14,862		184,512
Net income attributable to noncontrolling interest	1,293	—		1,293
Net income attributable to parent	$168,357	$14,862		$183,219

Earnings per common share:
Basic	$6.63	$0.58		$7.21
Diluted	$6.62	$0.58		$7.20

	Fiscal Year Ended September 30, 2023
(Dollars in thousands, except per share data)	As Previously Reported on Form 10-K	Restatement Adjustment	Restatement Reference	As Restated
Interest and dividend income:
Loans and leases, including fees	$323,602	$23,215	a, b	$346,817
Mortgage-backed securities	41,197	—		41,197
Other investments	33,936	—		33,936
	398,735	23,215		421,950

Interest expense:
Deposits	4,356	—		4,356
FHLB advances and other borrowings	6,518	—		6,518
	10,874	—		10,874

Net interest income	387,861	23,215		411,076

Provision for credit loss	57,354	51,888	a	109,242

Net interest income after provision for credit loss	330,507	(28,673)		301,834

Noninterest income:
Refund transfer product fees	39,452	—		39,452
Refund advance fee income	37,433	—		37,433
Card and deposit fees	150,746	—		150,746
Rental income	54,190	—		54,190
Gain on sale of trademarks	10,000	—		10,000
Gain (loss) on sale of other	2,663	—		2,663
Other income	22,115	—		22,115
Total noninterest income	316,599	—		316,599

Noninterest expense:
Compensation and benefits	184,318	—		184,318
Refund transfer product expense	9,723	—		9,723
Refund advance expense	1,863	—		1,863
Card processing	105,498	—		105,498
Occupancy and equipment expense	34,691	—		34,691
Operating lease equipment depreciation	45,710	—		45,710
Legal and consulting	27,102	—		27,102
Intangible amortization	4,971	—		4,971
Impairment expense	3,273	—		3,273
Other expense	47,826	(1,587)	a	46,239
Total noninterest expense	464,975	(1,587)		463,388

Income before income tax expense	182,131	(27,086)		155,045

Income tax expense	16,324	(6,737)	a, b	9,587

Net income before noncontrolling interest	165,807	(20,349)		145,458
Net income attributable to noncontrolling interest	2,192	—		2,192
Net income attributable to parent	$163,615	$(20,349)		$143,266

Earnings per common share:
Basic	$6.01	$(0.75)		$5.26
Diluted	$5.99	$(0.75)		$5.24

	Fiscal Year Ended September 30, 2022
(Dollars in thousands, except per share data)	As Previously Reported on Form 10-K	Restatement Adjustment	Restatement Reference	As Restated
Interest and dividend income:
Loans and leases, including fees	$268,078	$17,242	a, b	$285,320
Mortgage-backed securities	26,846	—		26,846
Other investments	17,272	—		17,272
	312,196	17,242		329,438

Interest expense:
Deposits	500	—		500
FHLB advances and other borrowings	4,372	—		4,372
	4,872	—		4,872

Net interest income	307,324	17,242		324,566

Provision for credit loss	28,538	28,254	a, b	56,792

Net interest income after provision for credit loss	278,786	(11,012)		267,774

Noninterest income:
Refund transfer product fees	39,809	—		39,809
Refund advance fee income	40,557	—		40,557
Card and deposit fees	105,733	—		105,733
Rental income	46,558	—		46,558
Gain on sale of trademarks	50,000	—		50,000
Gain (loss) on sale of other	(6,207)	—		(6,207)
Other income	17,357	—		17,357
Total noninterest income	293,807	—		293,807

Noninterest expense:
Compensation and benefits	171,126	—		171,126
Refund transfer product expense	8,908	—		8,908
Refund advance expense	2,157	—		2,157
Card processing	38,785	—		38,785
Occupancy and equipment expense	34,909	—		34,909
Operating lease equipment depreciation	35,636	—		35,636
Legal and consulting	40,634	—		40,634
Intangible amortization	6,585	—		6,585
Impairment expense	670	—		670
Other expense	45,865	(3,997)	a	41,868
Total noninterest expense	385,275	(3,997)		381,278

Income before income tax expense	187,318	(7,015)		180,303

Income tax expense	27,964	(1,763)	a, b	26,201

Net income before noncontrolling interest	159,354	(5,252)		154,102
Net income attributable to noncontrolling interest	2,968	—		2,968
Net income attributable to parent	$156,386	$(5,252)		$151,134

Earnings per common share:
Basic	$5.26	$(0.17)		$5.09
Diluted	$5.26	$(0.17)		$5.09

Restated Consolidated Statements of Cash Flows

	Fiscal Year Ended September 30, 2024
(Dollars in thousands)	As Previously Reported on Form 10-K	Restatement Adjustment	Restatement Reference	As Restated
Cash flows from operating activities:
Net income before noncontrolling interest	$169,650	$14,862	a, b	$184,512
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	57,765	—		57,765
Provision for credit loss	42,661	15,440	a, b	58,101
Provision for (reversal of) deferred taxes	11,115	5,051	b	16,166
Originations of loans held for sale	(2,034,977)	—		(2,034,977)
Proceeds from sales of loans held for sale	2,036,084	—		2,036,084
Net change in loans held for sale	18,127	—		18,127
Fair value adjustment of foreclosed real estate	—	—		—
Net realized (gain) on securities available for sale	—	—		—
Net realized (gain) loss on loans held for sale	(5,920)	—		(5,920)
Net realized loss on premise, furniture, and equipment	—	—		—
Net realized (gain) on trademarks	—	—		—
Net realized (gain) on other	(6,749)	—		(6,749)
Change in bank-owned life insurance value	(2,751)	—		(2,751)
Impairment on rental equipment	2,013	—		2,013
Impairment of intangibles	—	—		—
Net change in accrued interest receivable	(8,103)	—		(8,103)
Net change in other assets	(11,747)	(46)	b	(11,793)
Net change in accrued expenses and other liabilities	176,083	(39)	b	176,044
Stock compensation	10,286	—		10,286
Net cash provided by operating activities	453,537	35,268		488,805

Cash flows from investing activities:
Purchases of securities available for sale	(3,465)	—		(3,465)
Proceeds from sales of securities available for sale		—		—
Proceeds from maturities of and principal collected on securities available for sale	201,730	—		201,730
Proceeds from maturities of and principal collected on securities held to maturity	3,317	—		3,317
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(406,390)	—		(406,390)
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	398,587	—		398,587
Purchases of loans and leases	(298,262)	—		(298,262)
Proceeds from sales of loans and leases	—	—		—
Net change in loans and leases	137,540	(35,268)	a, b	102,272
Purchases of premises, furniture, and equipment	(10,141)	—		(10,141)
Proceeds from sales of premises, furniture, and equipment	—	—		—
Purchases of rental equipment	(266,613)	—		(266,613)
Proceeds from sales of rental equipment	9,006	—		9,006
Net change in rental equipment	565	—		565
Proceeds from sales of foreclosed real estate and repossessed assets	—	—		—
Proceeds from death benefit of bank-owned life insurance	—	—		—
Proceeds from sale of trademarks	—	—		—
Proceeds from sale of other assets	6,465	—		6,465
Net cash (used in) investing activities	(227,661)	(35,268)		(262,929)

Cash flows from financing activities:
Net change in deposits	(714,097)	—		(714,097)
Net change in short-term borrowings	364,000	—		364,000
Redemption of long-term borrowings	—	—		—

Proceeds from long-term borrowings	—	—	—
Principal payments on capital lease obligations	—	—	—
Principal payments on other liabilities	(621)	—	(621)
Payment of debt issuance costs	—	—	—
Dividends paid on common stock	(5,067)	—	(5,067)
Issuance of common stock due to restricted stock	3	—	3
Issuance of common stock due to ESOP	—	—	—
Repurchases of common stock	(86,853)	—	(86,853)
Investment by (distributions to) noncontrolling interest	(565)	—	(565)
Net cash (used in) financing activities	(443,200)	—	(443,200)

Effect of exchange rate changes on cash	81	—	81

Net change in cash and cash equivalents	(217,243)	—	(217,243)

Cash and cash equivalents at beginning of fiscal year	375,580	—	375,580
Cash and cash equivalents at end of fiscal period	$158,337	$—	$158,337

	Fiscal Year Ended September 30, 2023
(Dollars in thousands)	As Previously Reported on Form 10-K	Restatement Adjustment	Restatement Reference	As Restated
Cash flows from operating activities:
Net income before noncontrolling interest	$165,807	$(20,349)	a, b	$145,458
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	64,955	—		64,955
Provision for credit loss	57,354	51,888	a, b	109,242
Provision for (reversal of) deferred taxes	(175)	(6,965)	b	(7,140)
Originations of loans held for sale	(1,208,684)	—		(1,208,684)
Proceeds from sales of loans held for sale	1,139,881	—		1,139,881
Net change in loans held for sale	25,922	—		25,922
Fair value adjustment of foreclosed real estate	—	—		—
Net realized (gain) on securities available for sale	—	—		—
Net realized (gain) loss on loans held for sale	(268)	—		(268)
Net realized loss on premise, furniture, and equipment	65	—		65
Net realized (gain) on trademarks	(10,000)	—		(10,000)
Net realized (gain) on other	(1,832)	—		(1,832)
Change in bank-owned life insurance value	(1,497)	—		(1,497)
Impairment on rental equipment	24	—		24
Impairment of intangibles	—	—		—
Net change in accrued interest receivable	(5,303)	—		(5,303)
Net change in other assets	17,134	110	b	17,244
Net change in accrued expenses and other liabilities	48,658	118	b	48,776
Stock compensation	11,070	—		11,070
Net cash provided by operating activities	303,111	24,802		327,913

Cash flows from investing activities:
Purchases of securities available for sale	(156,885)	—		(156,885)
Proceeds from sales of securities available for sale	—	—		—
Proceeds from maturities of and principal collected on securities available for sale	177,296	—		177,296
Proceeds from maturities of and principal collected on securities held to maturity	4,835	—		4,835
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(330,144)	—		(330,144)
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	330,746	—		330,746

Purchases of loans and leases	(215,266)	—		(215,266)
Proceeds from sales of loans and leases	—	—		—
Net change in loans and leases	(307,473)	(24,802)	a, b	(332,275)
Purchases of premises, furniture, and equipment	(8,623)	—		(8,623)
Proceeds from sales of premises, furniture, and equipment	—	—		—
Purchases of rental equipment	(441,047)	—		(441,047)
Proceeds from sales of rental equipment	14,998	—		14,998
Net change in rental equipment	(236)	—		(236)
Proceeds from sales of foreclosed real estate and repossessed assets	1	—		1
Proceeds from death benefit of bank-owned life insurance	1,040	—		1,040
Proceeds from sale of trademarks	10,000	—		10,000
Proceeds from sale of other assets	—	—		—
Net cash (used in) investing activities	(920,758)	(24,802)		(945,560)

Cash flows from financing activities:
Net change in deposits	723,145	—		723,145
Net change in short-term borrowings	13,000	—		13,000
Redemption of long-term borrowings	—	—		—
Proceeds from long-term borrowings	—	—		—
Principal payments on capital lease obligations	—	—		—
Principal payments on other liabilities	(1,747)	—		(1,747)
Payment of debt issuance costs	(511)	—		(511)
Dividends paid on common stock	(5,426)	—		(5,426)
Issuance of common stock due to restricted stock	1	—		1
Issuance of common stock due to ESOP	—	—		—
Repurchases of common stock	(120,437)	—		(120,437)
Investment by (distributions to) noncontrolling interest	(3,167)	—		(3,167)
Net cash provided by financing activities	604,858	—		604,858

Effect of exchange rate changes on cash	331	—		331

Net change in cash and cash equivalents	(12,458)	—		(12,458)

Cash and cash equivalents at beginning of fiscal year	388,038	—		388,038
Cash and cash equivalents at end of fiscal period	$375,580	$—		$375,580

	Fiscal Year Ended September 30, 2022
(Dollars in thousands)	As Previously Reported on Form 10-K	Restatement Adjustment	Restatement Reference	As Restated
Cash flows from operating activities:
Net income before noncontrolling interest	$159,354	$(5,252)	a, b	$154,102
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	61,601	—		61,601
Provision for credit loss	28,538	28,254	a, b	56,792
Provision for (reversal of) deferred taxes	17,587	(1,794)	b	15,793
Originations of loans held for sale	(985,330)	—		(985,330)
Proceeds from sales of loans held for sale	1,059,361	—		1,059,361
Net change in loans held for sale	12,819	—		12,819
Fair value adjustment of foreclosed real estate	301	—		301
Net realized (gain) on securities available for sale	(154)	—		(154)
Net realized (gain) loss on loans held for sale	3,694	—		3,694
Net realized loss on premise, furniture, and equipment	55	—		55
Net realized (gain) on trademarks	(50,000)	—		(50,000)

Net realized (gain) on other	(1,956)	—		(1,956)
Change in bank-owned life insurance value	(2,434)	—		(2,434)
Impairment on rental equipment	—	—		—
Impairment of intangibles	670	—		670
Net change in accrued interest receivable	(1,725)	—		(1,725)
Net change in other assets	(32,936)	13	b	(32,923)
Net change in accrued expenses and other liabilities	(10,640)	19	b	(10,621)
Stock compensation	10,004	—		10,004
Net cash provided by operating activities	268,809	21,240		290,049

Cash flows from investing activities:
Purchases of securities available for sale	(907,361)	—		(907,361)
Proceeds from sales of securities available for sale	265,951	—		265,951
Proceeds from maturities of and principal collected on securities available for sale	324,234	—		324,234
Proceeds from maturities of and principal collected on securities held to maturity	14,281	—		14,281
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(173,653)	—		(173,653)
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	173,240	—		173,240
Purchases of loans and leases	(115,353)	—		(115,353)
Proceeds from sales of loans and leases	123,241	—		123,241
Net change in loans and leases	358,635	(21,239)	a, b	337,396
Purchases of premises, furniture, and equipment	(8,177)	—		(8,177)
Proceeds from sales of premises, furniture, and equipment	35	—		35
Purchases of rental equipment	(424,919)	—		(424,919)
Proceeds from sales of rental equipment	9,372	—		9,372
Net change in rental equipment	(5,772)	—		(5,772)
Proceeds from sales of foreclosed real estate and repossessed assets	1,824	—		1,824
Proceeds from death benefit of bank-owned life insurance	—	—		—
Proceeds from sale of trademarks	50,000	—		50,000
Proceeds from sale of other assets	3,550	—		3,550
Net cash (used in) investing activities	(310,872)	(21,239)		(332,111)

Cash flows from financing activities:
Net change in deposits	351,066	—		351,066
Net change in short-term borrowings	—	—		—
Redemption of long-term borrowings	(75,000)	—		(75,000)
Proceeds from long-term borrowings	20,000	—		20,000
Principal payments on capital lease obligations	(75)	—		(75)
Principal payments on other liabilities	(2,751)	—		(2,751)
Payment of debt issuance costs	—	—		—
Dividends paid on common stock	(5,921)	—		(5,921)
Issuance of common stock due to restricted stock	1	(1)	b	—
Issuance of common stock due to ESOP	2,886	—		2,886
Repurchases of common stock	(168,235)	—		(168,235)
Investment by (distributions to) noncontrolling interest	(4,153)	—		(4,153)
Net cash provided by financing activities	117,818	(1)		117,817

Effect of exchange rate changes on cash	(1,736)	—		(1,736)

Net change in cash and cash equivalents	74,019	—		74,019

Cash and cash equivalents at beginning of fiscal year	314,019	—		314,019
Cash and cash equivalents at end of fiscal period	$388,038	$—		$388,038

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES (RESTATED)

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

At the time that our original Annual Report on Form 10-K for the year ended September 30, 2024 was filed on November 26, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that they were effective to accomplish their objectives at a reasonable assurance level. Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2024, due to the material weakness in the Company’s internal control over financial reporting described below that led to the restatement of the Company’s consolidated historical financial statements. For additional information, see the Explanatory Note in this Annual Report on Form 10-K/A.

Notwithstanding the conclusion by our management, including our Chief Executive Officer and Chief Financial Officer, that our disclosure controls and procedures were not effective as of September 30, 2024, and notwithstanding the material weakness in our internal control over financial reporting described below, management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this Form 10-K/A fairly present, in all material respects, the Company’s consolidated financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Additional detail and background about the Restatement is provided in the ‘Explanatory Note’ section of this Form 10-K/A. The consolidated financial statements as of and for the year ended September 30, 2024 and the restated financial statements for the Affected Periods are included in this Annual Report on Form 10-K/A.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (RESTATED)

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control Integrated Framework (2013).” Based on this assessment, we identified a material weakness in our internal control over financial reporting that led to a material misstatement of the Company’s consolidated financial statements. Based on the existence of a material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2024.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2024, has been audited by Crowe LLP, the independent registered public accounting firm that also has audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K/A. Crowe LLP’s attestation report on the Company’s internal controls over financial reporting appears below.

A material weakness exists when there is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with management's assessment of the Company's internal control over financial reporting described above, management has identified the following material weakness:

•The Company did not design and maintain effective internal control activities for evaluating the technical accounting and financial reporting for certain consumer lending program agreements in the Consumer Solutions business, including the continued application of U.S. GAAP to such transactions.

As a result, certain amounts included in interest income, non-interest income and expense, and the related balance sheet accounts were not recognized in accordance with U.S. GAAP, which required a restatement of the financial statements for the Affected Periods.

REMEDIATION PLAN AND STATUS

The material weakness cannot be considered remediated until applicable controls have been designed, implemented, have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Although we have not remediated these control deficiencies as of September 30, 2024, management, under the oversight of the Audit Committee, has made and continues to make progress towards remediation.

As part of our commitment to strengthening our internal control over financial reporting, management has taken certain measures including the following to remediate the material weakness:

•The Company engaged a third-party technical accounting consultant to assist with the identification, assessment and accounting and financial reporting impacts for certain consumer lending program agreements in the Consumer Solutions business; and

•Designed and is in process of implementing a control enhancement over the periodic review and validation of accounting policies and accounting treatment for certain consumer lending program agreements in the Consumer Solutions business to ensure both the initial and continuing compliance with relevant U.S. GAAP, including determining if engagement of a third-party technical accounting consultant is necessary.

We believe that the actions outlined above will remediate the material weakness once a sufficient period of time has passed for management to conclude, through testing, that these controls are operating effectively. We will continue to assess the effectiveness of our internal control over financial reporting and have taken steps to remediate the material weakness as expeditiously as possible.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than described above, there have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the fourth fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Pathward Financial, Inc.
Sioux Falls, South Dakota

Opinion on Internal Control over Financial Reporting

We have audited Pathward Financial, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effects of the material weakness discussed in the following paragraphs, the Company has not maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of September 30, 2024. As described in the following paragraph, management subsequently identified a material weakness in its internal control over financial reporting. Accordingly, management has restated its assessment about the effectiveness of the Company’s internal control over financial reporting, and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024 as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in Management’s Annual Report on Internal Control over Financial Reporting (Restated):

•The Company did not design and maintain effective internal control activities for evaluating the technical accounting and financial reporting for certain consumer lending program agreements in the Consumer Solutions business, including the continuing application of U.S. GAAP to such transactions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2024, and the related notes (collectively referred to as the "financial statements") and our report dated November 26, 2024 (August 29, 2025 as to the effects of the restatement discussed in Notes 1 and 21), expressed an unqualified opinion. We considered the material weakness identified above in determining the nature, timing, and extent of audit procedures applied in our audit of the 2024 financial statements, and this report on Internal Control over Financial Reporting does not affect such report on the financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Annual Report on Internal Control over Financial Reporting (Restated). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Crowe LLP

South Bend, Indiana
November 26, 2024 (August 29, 2025 as to the effects of the material weakness discussed in Management's Annual Report on Internal Control over Financial Reporting-Restated)

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors
Information concerning directors of the Company required by this item is included under the captions “Election of Directors” and “Stockholder Proposals For The Fiscal Year 2026 Annual Meeting” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 25, 2025, a copy of which was filed with the SEC on January 15, 2025 (the “2025 Proxy Statement”), and is incorporated herein by reference.

Executive Officers
Information concerning the executive officers of the Company required by this item is included under the captions “Executive Officers” and “Election of Directors” in the 2025 Proxy Statement and is incorporated herein by reference.

Compliance with Section 16(a)
Information, if applicable, required by this item regarding compliance with Section 16(a) of the Exchange Act is included under the caption “Delinquent Section 16(a) Reports” in the Company’s 2025 Proxy Statement and is incorporated herein by reference.

Audit Committee and Audit Committee Financial Expert
Information regarding the audit committee of the Company’s Board of Directors is included under the caption “Committees of the Board” in the Company’s 2025 Proxy Statement and is incorporated herein by reference.

Code of Business Conduct
Information regarding the Company’s Code of Business Conduct is included under the caption “Corporate Governance” in the Company’s 2025 Proxy Statement and is incorporated herein by reference.

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

Item 11. Executive Compensation.

Information concerning executive and director compensation is included under the captions “Compensation of Directors”, “Executive Compensation” and "Compensation Committee Report" in the Company’s 2025 Proxy Statement and is incorporated herein by reference.

Clawback Policy
Our Board adopted a clawback policy, which became effective October 2, 2023 and is intended to comply with the requirements of Exchange Act Rule 10D-1 and the implementing regulations adopted by NASDAQ. A copy of this clawback policy is filed as an exhibit to this Annual Report on Form 10-K/A. The policy applies if the Company is required to prepare an accounting restatement resulting from material noncompliance with financial reporting requirements under the federal securities laws. The policy requires certain incentive compensation that was received after the policy’s effective date and erroneously awarded based on the restated financial results to be promptly repaid.

As disclosed in this Annual Report on Form 10-K/A, the Company has restated its financial statements for certain periods, and has determined that it is required to conduct a recovery analysis of certain incentive compensation received by its executive officers during the relevant recovery period in accordance with the requirements of Rule 10D-1 under the Exchange Act, the implementing regulations adopted by NASDAQ and the Company’s clawback policy. In accordance with the Company’s clawback policy, this analysis will be performed by the Compensation Committee of the Company’s Board of Directors. The recovery analysis has not been completed as of the filing of this Form 10-K/A, so the Company has yet to conclude, how, if at all, the restatements impacted any of the measures by which the Company awarded and paid incentive-based compensation to its executive officers during the relevant periods. As a result, there has been no determination with respect to the recovery, if any, of the previously awarded incentive-based compensation from any current or former executive officers as of the filing of this Form 10-K/A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included under the caption “Stock Ownership Information” in the Company’s 2025 Proxy Statement and is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included under the captions “Election of Directors,” “Committees of the Board”, “Related Person Transactions” and "Corporate Governance" in the Company’s 2025 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item is included under the captions “Independent Registered Public Accounting Firm Fees” and "Pre-Approval Policy" in the Company’s 2025 Proxy Statement and is incorporated herein by reference.

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

The following is a list of documents filed as Part of this report:

(a)           Financial Statements:

The following financial statements are included under Part II, Item 8 of this Annual Report on Form 10-K/A:

1.Report of Independent Registered Public Accounting Firm.

2.Consolidated Statements of Financial Condition as of September 30, 2024 (As Restated) and 2023 (As Restated).

3.Consolidated Statements of Operations for the Fiscal Years Ended September 30, 2024 (As Restated), 2023 (As Restated), and 2022 (As Restated).

4.Consolidated Statements of Comprehensive Income (Loss) for the Fiscal Years ended September 30, 2024 (As Restated), 2023 (As Restated), and 2022 (As Restated).

5.Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal Years Ended September 30, 2024 (As Restated), 2023 (As Restated), and 2022 (As Restated).

6.Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 2024 (As Restated), 2023 (As Restated), and 2022 (As Restated).

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

4.2	Registrant’s Specimen Stock Certificate, filed on June 27, 2016 as an exhibit to the Registrant’s registration statement on Form S-3 (Commission File No. 333-212269), is incorporated herein by reference.

4.3	Indenture, dated as of September 23, 2022, by and between the Registrant and UMB Bank, N.A. as Trustee, filed on September 26, 2022 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

4.4	Forms of 6.625% Fixed-to-Floating Subordinated Note due 2032 (included as Exhibit A-1 and Exhibit A-2 to the Indenture, dated as of September 23, 2022, by and between the Registrant and UMB Bank, N.A. as Trustee), filed on September 26, 2022 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.1	Performance-Based Restricted Stock Agreement between Meta and Glen W. Herrick, dated as of December 2, 2016, filed on December 6, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.2	Registrant’s Supplemental Employees’ Investment Plan, originally filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994. First amendment to such agreement, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, is incorporated herein by reference.

*10.3	Registrant’s Amended and Restated 2002 Omnibus Incentive Plan, as amended, filed on January 24, 2018 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.4	Investor Rights Agreement by and among Meta Financial Group, Inc., BEP IV LLC and BEP Investors, LLC, dated as of December 17, 2015, filed on December 17, 2015 as an exhibit to the Registrant’s Current Report on Form 8‑K, is incorporated herein by reference.

*10.5	Form of Performance Share Unit Award Agreement, filed on November 26, 2024 as an exhibit to the Registrant's Annual Report on Form 10-K, is incorporated herein by reference.

*10.6	Form of Performance-Based Restricted Stock Award Agreement, filed on November 26, 2024 as an exhibit to the Registrant's Annual Report on Form 10-K, is incorporated herein by reference.

*10.7	Executive Nonqualified Deferred Compensation Plan Adoption Agreement by MetaBank, National Association, effective as of July 1, 2021, filed on May 20, 2021 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.8	Executive Nonqualified Deferred Compensation Plan, effective as of July 1, 2021, filed on May 20, 2021 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.9	First Amendment to the MetaBank, National Association Amended and Restated Supplemental Employees’ Investment Plan for Salaried Employees, effective as of June 30, 2021, filed on May 20, 2021 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.10	Executive Severance Pay Policy, effective as of November 1, 2021, filed on November 2, 2021 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.11	Termination Agreement by and among Meta Financial Group, Inc., MetaBank, National Associate and Glen W. Herrick, effective as of November 1, 2021, filed on November 2, 2021 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

†10.12	Purchase Agreement, dated December 7, 2021, between the Registrant and Beige Key LLC, filed on February 8, 2022 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, is incorporated herein by reference.

*10.13	Form of 2002 Omnibus Incentive Plan Restricted Stock Agreement (Non-Employee Directors Annual Equity Award), filed on May 9, 2022 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, is incorporated herein by reference.

*10.14	Form of 2002 Omnibus Incentive Plan Restricted Stock Agreement (Non-Employee Directors Award in Lieu of Cash Retainer), filed on May 9, 2022 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, is incorporated herein by reference.

*10.15	Amendment No. 3 to the Registrant’s Amended and Restated 2002 Omnibus Incentive Plan, as amended, filed on May 9, 2022 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, is incorporated herein by reference.

10.16	Form of Subordinated Note Purchase Agreement, dated as of September 23, 2022, by and among the Registrant and the Purchasers (as defined therein), filed on September 26, 2022 as an exhibit to the Registrant’s Current Report on Form 8-K, in incorporated by reference herein.

10.17	Form of Registration Rights Agreement, dated as of September 23, 2022, by and among the Registrant and the Purchasers (as defined therein), filed on September 26, 2022 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.18	Offer Letter between the Company and Gregory Sigrist, dated as of October 2, 2023, filed on October 5, 2023 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.19	Pathward Financial, Inc. 2023 Omnibus Incentive Plan, filed on February 28, 2024 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

19.1	Pathward Financial, Inc. and Pathward, N.A. Insider Trading Policy, filed on November 26, 2024 as an exhibit to the Registrant's Annual Report on Form 10-K, is incorporated herein by reference.

21	Subsidiaries of the Registrant, filed on November 26, 2024 as an exhibit to the Registrant's Annual Report on Form 10-K, is incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 is filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 is filed herewith.

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.2	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

97.1	Pathward Financial, Inc. and Pathward, N.A. Dodd-Frank Clawback Policy, filed on November 21, 2023 as an exhibit to the Registrant's Annual Report on Form 10-K, is incorporated herein by reference.

101
Interactive data files formatted in Inline eXtensible Business Reporting Language - pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of September 30, 2024 (As Restated) and September 30, 2023 (As Restated), (ii) the Consolidated Statements of Operations for the fiscal years ended September 30, 2024 (As Restated), 2023 (As Restated), and 2022 (As Restated), (iii) the Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended September 30, 2024 (As Restated), 2023 (As Restated), and 2022 (As Restated), (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended September 30, 2024 (As Restated), 2023 (As Restated), and 2022 (As Restated), (v) the Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2024 (As Restated), 2023 (As Restated), and 2022 (As Restated) and (vi) the Notes to the Consolidated Financial Statements for the fiscal years ended September 30, 2024 (As Restated), 2023 (As Restated), and 2022 (As Restated).

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

Pathward Financial, Inc.

Date: August 29, 2025	By:	/s/ Brett L. Pharr
Brett L. Pharr,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Brett L. Pharr	Date: August 29, 2025
Brett L. Pharr, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Douglas J. Hajek	Date: August 29, 2025
Douglas J. Hajek, Director

By:	/s/ Elizabeth G. Hoople	Date: August 29, 2025
Elizabeth G. Hoople, Director

By:	/s/ Ronald D. McCray	Date: August 29, 2025
Ronald D. McCray, Director

By:	/s/ Neeraj K. Mehta	Date: August 29, 2025
Neeraj K. Mehta, Director

By:	/s/ Christopher Perretta	Date: August 29, 2025
Christopher Perretta, Director

By:	/s/ Becky S. Shulman	Date: August 29, 2025
Becky S. Shulman, Director

By:	/s/ Kendall E. Stork	Date: August 29, 2025
Kendall E. Stork, Director

By:	/s/ Lizabeth H. Zlatkus	Date: August 29, 2025
Lizabeth H. Zlatkus, Director

By:	/s/ Gregory A. Sigrist	Date: August 29, 2025
Gregory A. Sigrist, Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Jennifer W. Warren	Date: August 29, 2025
Jennifer W. Warren, Senior Vice President
and Chief Accounting Officer
(Principal Accounting Officer)