Form 10-Q/A
period 2024-12-31
PATHWARD FINANCIAL, INC.
filed 2025-09-03
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at August 29, 2025:
Common Stock, $.01 par value	22,772,570	Shares
Nonvoting Common Stock, $.01 par value	0	Nonvoting shares

Explanatory Note

Pathward Financial, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A (this "Form 10-Q/A") to amend and restate its unaudited financial statements and related footnote information as of and for the quarter ended December 31, 2024, previously included in its Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the "SEC") on February 6, 2025 (the "Original Report"). In addition, the Company filed Amendment No. 1 to its Annual Report on Form 10-K for the year ended September 30, 2024 with the SEC on August 29, 2025 (the "Form 10-K/A") to restate its previously issued audited consolidated financial statements as of the fiscal years ended September 30, 2024 and 2023, and for each year in the three fiscal year periods ended September 30, 2024, as well as the unaudited consolidated financial statements as of and for the interim periods ended December 31, 2024, 2023, 2022, and 2021, March 31, 2024, 2023, and 2022, June 30, 2024, 2023, and 2022, and September 30, 2024, 2023, and 2022 (together with the quarter ended December 31, 2024, the ("Affected Periods"). This Form 10-Q/A includes the restated condensed consolidated financial statements for the Affected Periods, as applicable. This Form 10-Q/A also amends certain other Items in the Original Report, as listed in "Items Amended in this Form 10-Q/A" below.

The Company does not intend to amend any other reports previously filed with the SEC other than the Original Report and the Form 10-K for the fiscal year ended September 30, 2024. Accordingly, investors and other readers should rely only on the financial information and related disclosures regarding the Affected Periods in this Form 10-Q/A, the Form 10-K/A and in any other future filings with the SEC (as applicable) and should not rely on any previously furnished or filed reports, press releases, investor presentations or similar communications relating to the Affected Periods.

Restatement Background

As described in the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2025, on June 26, 2025, the Audit Committee of our Board of Directors, after discussion with management and our independent registered public accounting firm, Crowe LLP, concluded that our audited consolidated financial statements as of the fiscal years ended September 30, 2024 and 2023, and for each year in the three fiscal year periods ended September 30, 2024 contained in our Annual Reports on Form 10-K, and our unaudited consolidated financial statements as of and for the interim periods ended December 31, 2024, 2023, 2022, and 2021, March 31, 2024, 2023, and 2022, June 30, 2024, 2023, and 2022, and September 30, 2024, 2023, and 2022 contained in our Quarterly Reports on Form 10-Q should no longer be relied upon and should be restated because of errors identified in such financial statements, as described below.

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

The Affected Periods, as applicable, are presented in this Form 10-Q/A to reflect the Gross Basis Approach as described above. The consolidated financial statements are also updated to reflect adjustments to record previously unadjusted audit differences.

In addition, our management has concluded that there is a material weakness in internal control over financial reporting relating to the errors described above for the quarter ended December 31, 2024. For a discussion of management’s evaluation of our disclosure controls and procedures and the material weakness identified, see “Item 4 – Controls and Procedures” of this Form 10-Q/A.

Items Amended in this Form 10-Q/A

This Form 10-Q/A presents the Original Report, amended and restated in its entirety, with modifications as necessary to reflect the aforementioned restatement. The following items have been amended to reflect the restated

amounts, related disclosures and updates to our assessment of internal control over financial reporting and disclosure controls and procedures:

•Part I, Item 1. Financial Statements

•Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•Part I, Item 4. Controls and Procedures

As discussed in the notes to the financial statements in Item 1, the Company restated its financial results for the quarters ended December 31, 2024 and 2023 to correct errors in the presentation of interest income, the allowance for credit losses, provision for credit losses, and noninterest expense related to loans originated under agreements to originate loans marketed and serviced by third-party partners (“Program Agreements”). While this change resulted in an increase in reported interest income and earlier recognition of credit losses, over the life of the portfolio the net income profile is expected to be unchanged as the increase in interest income is offset by a corresponding increase in noninterest expense and increase in provision for credit losses for amounts owed to the third-parties under the Program Agreements. Because the restatement does not change the net economics of the Program Agreements, the Company has concluded there is no net impact to Earnings At Risk and has not adjusted the amounts previously disclosed. Based on this, Part I, Item 3. "Quantitative and Qualitative Disclosures About Market Risk" has not been amended and restated.

In addition, in accordance with applicable SEC rules, this Form 10-Q/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and our principal financial officer dated as of the filing date of this Form 10-Q/A. In accordance with applicable SEC rules, this Form 10-Q/A also includes an updated signature page.

Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing of the Original Report. As such, this Form 10-Q/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Among other things, forward-looking statements made in the Original Report have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the filing of the Original Report. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendments to those filings.

The restatements are more fully described in Note 17. Restatement of Previously Issued Financial Statements of the notes to the consolidated financial statements included herein.

PATHWARD FINANCIAL, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	December 31, 2024	September 30, 2024
(Dollars in thousands, except per share data)	(As Restated)
ASSETS	(Unaudited)	(Audited)
Cash and cash equivalents	$597,396	$158,337
Securities available for sale, at fair value	1,480,090	1,741,221
Securities held to maturity, at amortized cost (fair value $27,431 and $30,236, respectively)	32,001	33,092
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	24,454	36,014
Loans held for sale	72,648	691,688
Loans and leases	4,562,681	4,075,195
Allowance for credit losses	(74,337)	(71,765)
Accrued interest receivable	35,279	31,385
Premises, furniture, and equipment, net	38,263	39,055
Rental equipment, net	206,754	205,339
Goodwill and intangible assets	313,074	326,094
Other assets	315,122	266,362
Total assets	$7,603,425	$7,532,017

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$6,518,953	$5,875,085
Short-term borrowings	—	377,000
Long-term borrowings	33,380	33,354
Accrued expenses and other liabilities	293,538	424,389
Total liabilities	6,845,871	6,709,828

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued, none outstanding at December 31, 2024 and September 30, 2024, respectively	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 24,189,631 and 24,851,122 shares issued, 24,119,416 and 24,847,353 shares outstanding at December 31, 2024 and September 30, 2024, respectively	241	248
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at December 31, 2024 and September 30, 2024, respectively	—	—
Additional paid-in capital	640,422	638,803
Retained earnings	313,446	337,058
Accumulated other comprehensive loss	(190,917)	(153,394)
Treasury stock, at cost, 70,215 and 3,769 common shares at December 31, 2024 and September 30, 2024, respectively	(4,882)	(249)
Total equity attributable to parent	758,310	822,466
Noncontrolling interest	(756)	(277)
Total stockholders’ equity	757,554	822,189
Total liabilities and stockholders’ equity	$7,603,425	$7,532,017
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,
	2024	2023
(Dollars in thousands, except per share data)	(As Restated)	(As Restated)
Interest and dividend income:
Loans and leases, including fees	$111,849	$103,854
Mortgage-backed securities	8,986	10,049
Other investments	7,522	10,886
	128,357	124,789
Interest expense:
Deposits	775	3,526
FHLB advances and other borrowings	2,331	2,336
	3,106	5,862

Net interest income	125,251	118,927

Provision for credit loss	18,661	7,758

Net interest income after provision for credit loss	106,590	111,169

Noninterest income:
Refund transfer product fees	410	422
Refund advance fee income	459	111
Card and deposit fees	29,066	30,750
Rental income	13,708	13,459
(Loss) on sale of securities	(15,671)	—
Gain on divestitures	16,404	—
Gain (loss) on sale of loans and leases	4,378	(31)
Gain on sale of other	987	2,871
Other income	7,637	5,179
Total noninterest income	57,378	52,761

Noninterest expense:
Compensation and benefits	49,292	46,652
Refund transfer product expense	108	192
Refund advance expense	34	30
Card processing	33,314	34,584
Occupancy and equipment expense	9,706	8,848
Operating lease equipment depreciation	11,426	10,423
Legal and consulting	5,225	4,892
Intangible amortization	812	984
Other expense	17,880	14,472
Total noninterest expense	127,797	121,077

Income before income tax expense	36,171	42,853

Income tax expense	6,005	7,697

Net income before noncontrolling interest	30,166	35,156
Net income attributable to noncontrolling interest	199	257
Net income attributable to parent	$29,967	$34,899

Earnings per common share:
Basic	$1.23	$1.34
Diluted	$1.23	$1.34
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended December 31,
(Dollars in thousands)	2024	2023
	(As Restated)	(As Restated)
Net income before noncontrolling interest	$30,166	$35,156

Other comprehensive income (loss):
Change in net unrealized gain (loss) on debt securities	(62,340)	88,535
Net loss realized on investment securities	15,671	—
	(46,669)	88,535
Unrealized gain (loss) on currency translation	(2,017)	618
Deferred income tax effect	(11,163)	22,143
Total other comprehensive income (loss)	(37,523)	67,010
Total comprehensive income (loss)	(7,357)	102,166
Total comprehensive income attributable to noncontrolling interest	199	257
Comprehensive income (loss) attributable to parent	$(7,556)	$101,909
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Pathward Financial, Inc. Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
Three Months Ended December 31, 2024
Balance, September 30, 2024 (As Restated)	$248	$638,803	$337,058	$(153,394)	$(249)	$822,466	$(277)	$822,189
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,202)	—	—	(1,202)	—	(1,202)
Repurchases of common stock	(7)	7	(52,377)	—	(4,633)	(57,010)	—	(57,010)
Stock compensation	—	1,612	—	—	—	1,612	—	1,612
Total other comprehensive loss	—	—	—	(37,523)	—	(37,523)	—	(37,523)
Net income (Restated)	—	—	29,967	—	—	29,967	199	30,166
Net distribution to noncontrolling interest	—	—	—	—	—	—	(678)	(678)
Balance, December 31, 2024 (As Restated)	$241	$640,422	$313,446	$(190,917)	$(4,882)	$758,310	$(756)	$757,554

Three Months Ended December 31, 2023
Balance, September 30, 2023 (As Restated)	$262	$628,500	$246,377	$(255,443)	$(344)	$619,352	$(1,005)	$618,347
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,299)	—	—	(1,299)	—	(1,299)
Issuance of common stock due to restricted stock	1	—	—	—	—	1	—	1
Repurchases of common stock	(3)	3	(11,027)	—	(4,891)	(15,918)	—	(15,918)
Stock compensation	—	1,234	—	—	—	1,234	—	1,234
Total other comprehensive income	—	—	—	67,010	—	67,010	—	67,010
Joint venture membership interest divestiture	—	—	(523)	—	—	(523)	—	(523)
Net income (Restated)	—	—	34,899	—	—	34,899	257	35,156
Net distribution to noncontrolling interest	—	—	—	—	—	—	238	238
Balance, December 31, 2023 (As Restated)	$260	$629,737	$268,427	$(188,433)	$(5,235)	$704,756	$(510)	$704,246
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
(Dollars in thousands)	2024	2023
	(As Restated)	(As Restated)
Cash flows from operating activities:
Net income before noncontrolling interest	$30,166	$35,156
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,918	14,689
Provision for credit loss	18,661	7,758
Provision for deferred taxes	1,999	3,535
Originations of loans held for sale	(853,109)	(631,905)
Proceeds from sales of loans held for sale	618,432	626,336
Net change in loans held for sale	264,136	13,829
Net realized (gain) loss on loans held for sale	(4,378)	31
Net realized loss on securities available for sale	15,671	—
Net realized (gain) on divestitures	(16,404)	—
Net realized (gain) on other	(987)	(2,871)
Net change in accrued interest receivable	(3,894)	(3,798)
Net change in other assets	(30,332)	(14,712)
Net change in accrued expenses and other liabilities	(128,226)	(19,749)
Stock compensation	1,612	1,234
Net cash provided by (used in) operating activities	(71,735)	29,533

Cash flows from investing activities:
Purchases of securities available for sale	(1,168)	—
Proceeds from sales of securities available for sale	160,135	—
Proceeds from maturities of and principal collected on securities available for sale	39,727	41,936
Proceeds from maturities of and principal collected on securities held to maturity	1,038	1,093
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(90,725)	(91,130)
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	102,285	95,647
Purchases of loans and leases	(139,359)	(89,390)
Net change in loans and leases	(330,646)	91,806
Purchases of premises, furniture, and equipment	(2,087)	(1,885)
Purchases of rental equipment	(52,790)	(106,160)
Proceeds from sales of rental equipment	5,591	3,373
Net change in rental equipment	118	(79)
Proceeds from divestitures, net of transaction costs	600,232	—
Proceeds from sale of other assets	408	4,077
Net cash provided by (used in) investing activities	292,759	(50,712)

Cash flows from financing activities:
Net change in deposits	655,942	346,873
Net change in short-term borrowings	(377,000)	(13,000)
Principal payments on other liabilities	—	(284)
Dividends paid on common stock	(1,202)	(1,299)
Issuance of common stock due to restricted stock	—	1
Repurchases of common stock	(57,010)	(15,918)
Investment by (distributions to) noncontrolling interest	(678)	238
Net cash provided by financing activities	220,052	316,611

Effect of exchange rate changes on cash	(2,017)	618

Net change in cash and cash equivalents	439,059	296,050

Cash and cash equivalents at beginning of fiscal year	158,337	375,580
Cash and cash equivalents at end of fiscal period	$597,396	$671,630

	Three Months Ended December 31,
(Dollars in thousands)	2024	2023
	(As Restated)	(As Restated)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,906	$4,168
Income taxes	1,407	641
Franchise and other taxes	76	66
Supplemental schedule of non-cash investing activities:
Transfers
Held for sale to loans and leases	$2,500	$—
Loans and leases to rental equipment	1,604	1,430
Rental equipment to loan and leases	36,263	76,941
Recognition of operating lease ROU assets, net of measurements	—	654
Joint venture membership interest divestiture	—	523
See Notes to Condensed Consolidated Financial Statements.

NOTE 1. BASIS OF PRESENTATION

The interim unaudited Condensed Consolidated Financial Statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements as of and for the fiscal year ended September 30, 2024 included in Pathward Financial, Inc.’s ("Pathward Financial" or the “Company") Annual Report on Form 10-K, as amended by Amendment No. 1 thereto, filed with the Securities and Exchange Commission ("SEC") on August 29, 2025 (the "Form 10-K/A"). Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements have been omitted.

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

NOTE 5. LOANS AND LEASES, NET

Loans and leases consist of the following:

	December 31, 2024	September 30, 2024
(Dollars in thousands)	(As Restated)
Term lending	$1,735,539	$1,554,641
Asset-based lending	608,261	471,897
Factoring	364,477	362,295
Lease financing	138,305	152,174
SBA/USDA	595,965	568,628
Other commercial finance	174,097	185,964
Commercial finance	3,616,644	3,295,599
Consumer finance	280,001	248,800
Tax services	45,051	8,825
Warehouse finance	624,251	517,847
Total loans and leases	4,565,947	4,071,071
Net deferred loan origination costs (fees)	(3,266)	4,124
Total gross loans and leases	4,562,681	4,075,195
Allowance for credit losses	(74,337)	(71,765)
Total loans and leases, net	$4,488,344	$4,003,430

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

Activity in the allowance for credit losses by portfolio segment was as follows:

	Three Months Ended December 31, 2024
	(As Restated)
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$30,394	$7,289	$(8,375)	$617	$29,925
Asset-based lending	1,356	406	—	—	1,762
Factoring	5,757	(170)	(74)	252	5,765
Lease financing	1,189	(247)	(63)	2	881
Insurance premium finance	—	91	(93)	2	—
SBA/USDA	3,273	831	(297)	—	3,807
Other commercial finance	607	(186)	—	—	421
Commercial finance	42,576	8,014	(8,902)	873	42,561
Consumer finance	28,669	9,421	(8,085)	356	30,361
Tax services	2	1,301	(741)	228	790
Warehouse finance	518	107	—	—	625
Total loans and leases	71,765	18,843	(17,728)	1,457	74,337
Unfunded commitments(1)	695	(182)	—	—	513
Total	$72,460	$18,661	$(17,728)	$1,457	$74,850
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.

	Three Months Ended December 31, 2023
	(As Restated)
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$25,686	$5,822	$(5,121)	$626	$27,013
Asset-based lending	2,738	(1,510)	—	142	1,370
Factoring	6,566	751	(23)	139	7,433
Lease financing	3,302	766	(153)	93	4,008
Insurance premium finance	2,637	(239)	(365)	90	2,123
SBA/USDA	2,962	327	—	—	3,289
Other commercial finance	3,089	223	—	—	3,312
Commercial finance	46,980	6,140	(5,662)	1,090	48,548
Consumer finance	49,496	(35)	(8,100)	274	41,635
Tax services	2	1,356	(1,145)	294	507
Warehouse finance	377	(27)	—	—	350
Total loans and leases	96,855	7,434	(14,907)	1,658	91,040
Unfunded commitments(1)	272	324	—	—	596
Total	$97,127	$7,758	$(14,907)	$1,658	$91,636
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.

Information on loans and leases that are deemed to be collateral dependent and are evaluated individually for the ACL was as follows:

(Dollars in thousands)	At December 31, 2024	At September 30, 2024
Term lending	$14,034	$15,491
Lease financing	1,302	5,300
SBA/USDA	680	1,419
Commercial finance(1)	16,016	22,210
Total	$16,016	$22,210
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

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted earnings per share is presented below.

	Three Months Ended December 31,
	2024	2023
(Dollars in thousands, except per share data)	(As Restated)	(As Restated)
Basic income per common share:
Net income attributable to Pathward Financial, Inc.	$29,967	$34,899
Dividends and undistributed earnings allocated to participating securities	(124)	(278)
Basic net earnings available to common stockholders	29,843	34,621
Undistributed earnings allocated to nonvested restricted stockholders	119	268
Reallocation of undistributed earnings to nonvested restricted stockholders	(118)	(268)
Diluted net earnings available to common stockholders	$29,844	$34,621

Total weighted-average basic common shares outstanding	24,221,697	25,776,845
Effect of dilutive securities(1)
PSUs	58,674	24,693
Total effect of dilutive securities	58,674	24,693
Total weighted-average diluted common shares outstanding	24,280,371	25,801,538

Net earnings per common share:
Basic earnings per common share	$1.23	$1.34
Diluted earnings per common share(2)	$1.23	$1.34
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

NOTE 12. INCOME TAXES

The Company recorded an income tax expense of $6.0 million for the three months ended December 31, 2024, resulting in an effective tax rate of 16.60%, compared to an income tax expense of $7.7 million, or an effective tax rate of 17.96%, for the three months ended December 31, 2023. The Company’s effective tax rate was lower than the U.S. statutory rate of 21% primarily because of the effect of investment tax credits during fiscal year 2025. The Company's effective tax rate in the future will depend in part on actual investment tax credits generated from qualified renewable energy property.

The table below compares the income tax expense components for the periods presented.

	Three Months Ended December 31,
(Dollars in thousands)	2024	2023
	(As Restated)	(As Restated)
Provision at statutory rate	$7,554	$8,945
Tax-exempt income	(168)	(174)
State income taxes	1,177	1,597
Interim period effective rate adjustment	1,803	2,479
Tax credit investments, net - federal	(3,167)	(4,377)
IRC 162(m) nondeductible compensation	55	(280)
Other, net	(1,249)	(493)
Income tax expense	$6,005	$7,697
Effective tax rate	16.60%	17.96%

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

	Consumer		Commercial		Corporate Services/Other		Consolidated Company
(Dollars in thousands)	(As Restated)		(As Restated)		(As Restated)		(As Restated)
Three Months Ended December 31,	2024	2023	2024	2023	2024	2023	2024	2023
Net interest income(1)	$81,063	$68,922	$43,293	$45,206	$895	$4,799	$125,251	$118,927
Noninterest income:
Refund transfer product fees	410	422	—	—	—	—	410	422
Refund advance fee income(1)	459	111	—	—	—	—	459	111
Card and deposit fees	28,828	30,507	232	236	6	7	29,066	30,750
Rental income(1)	—	—	13,508	13,235	200	224	13,708	13,459
(Loss) on sale of securities(1)	—	—	—	—	(15,671)	—	(15,671)	—
Gain on divestitures(1)	—	—	—	—	16,404	—	16,404	—
Gain (loss) on sale of loans and leases(1)	40	(31)	4,338	—	—	—	4,378	(31)
Gain on sale of other(1)	—	—	531	362	456	2,509	987	2,871
Other income(1)	3,864	1,778	2,630	2,166	1,143	1,235	7,637	5,179
Total noninterest income	33,601	32,787	21,239	15,999	2,538	3,975	57,378	52,761
Revenue	$114,664	$101,709	$64,532	$61,205	$3,433	$8,774	$182,629	$171,688
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

The following table presents segment data for the Company:

(Dollars in thousands)	Consumer		Commercial		Corporate Services/Other		Total
	(As Restated)		(As Restated)		(As Restated)		(As Restated)
Three Months Ended December 31,	2024	2023	2024	2023	2024	2023	2024	2023
Net interest income	$81,063	$68,922	$43,293	$45,206	$895	$4,799	$125,251	$118,927
Provision for (reversal of) credit loss	10,724	1,322	7,831	6,463	106	(27)	18,661	7,758
Noninterest income	33,601	32,787	21,239	15,999	2,538	3,975	57,378	52,761
Noninterest expense	53,380	51,816	32,765	34,856	41,652	34,405	127,797	121,077
Income (loss) before income tax expense	50,560	48,571	23,936	19,886	(38,325)	(25,604)	36,171	42,853

Total assets	509,774	526,452	4,086,116	4,209,557	3,007,535	3,166,502	7,603,425	7,902,511
Total goodwill	87,145	87,145	210,783	222,360	—	—	297,928	309,505
Total deposits	6,305,236	6,587,052	1,439	3,669	212,278	345,334	6,518,953	6,936,055

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

Derivatives. The Bank's use of derivatives is limited to the Consumer Lending Programs. Under these Programs, the Bank has an agreement with a third party to originate consumer loans that are included in the Bank's held for investment or held for sale portfolios. The third party provides a target return to the Company on the portfolio of loans retained by the Bank and all interest received from borrowers on such loans above the target return and after all charge-offs have been covered is paid to the third party as excess interest and servicing. The primary drivers of the derivative value include the Company's ability to settle the loans at par value and the third party partners' rights of first refusal to purchase loans that the Company intends to sell. The Company estimates the fair value of the derivative instrument using a market approach considering primarily the average interest rate on the underlying loans and the credit spread relative to the risk-free rate in order to validate that the value of the loans is in excess of par and thus the derivative could be settled by either party at no cost. The Company considers this derivative instrument to be within Level 3 of the fair value hierarchy, as it utilizes inputs from sales or securitization transactions involving similar loans. As of December 31, 2024 and September 30, 2024, the Company determined the derivatives had no fair value, respectively, thus eliminating the need for further disclosures regarding Level 3 inputs as outlined in ASC 820.

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

NOTE 16. SUBSEQUENT EVENTS

Management has evaluated subsequent events that occurred after December 31, 2024. During this period, up to the filing date of the Original Report, management did not identify any material subsequent events that would require recognition or disclosure in our Condensed Consolidated Financial Statements as of or for the quarter ended December 31, 2024.

NOTE 17. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company is restating its accompanying unaudited historical condensed consolidated financial statements as of December 31, 2024 and for the three months ended December 31, 2024 to correct for identified errors in its accounting for allowance for credit losses, interest income, provision for credit losses, and noninterest expense. In addition, the Company has corrected other unrelated immaterial errors which were previously not recorded or not recorded in the appropriate period. Prior period financial information restated for the quarter ended December 31, 2023, was restated in the Form 10-K/A for the fiscal year ended September 30, 2024.

DESCRIPTION OF RESTATEMENT RECONCILIATION TABLES
In the following tables, we have presented a reconciliation of our condensed consolidated statements of financial condition, operations and cash flows as of December 31, 2024 and for the three months ended December 31, 2024, as previously reported in the Original Report, to the restated amounts. The only change to the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of changes in stockholders' equity for the three months ended December 31, 2024 as a result of the restatement is due to the changes in net income (loss). See the statement of operations reconciliation table below for additional information on the restatement impacts to net income (loss). The restatement relates to the following misstatements:

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

(b) Other Adjustments
The adjustments identified in this category include immaterial errors that were addressed and corrected as part of the restatement and tax adjustments. These errors have an immaterial impact on the 2024 condensed consolidated financial statements and they relate to misstatements in insurance premiums and loans. Additionally, there are tax adjustments that relate to the tax impact of the restatement entries discussed.

Restated Condensed Consolidated Statements of Financial Condition (unaudited)

	December 31, 2024
(Dollars in thousands, except per share data)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated
ASSETS
Cash and cash equivalents	$597,396	$—		$597,396
Securities available for sale, at fair value	1,480,090	—		1,480,090
Securities held to maturity, at amortized cost (fair value $27,431)	32,001	—		32,001
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	24,454	—		24,454
Loans held for sale	72,648	—		72,648
Loans and leases	4,562,681	—		4,562,681
Allowance for credit losses	(48,977)	(25,360)	a	(74,337)
Accrued interest receivable	35,279	—		35,279
Premises, furniture, and equipment, net	38,263	—		38,263
Rental equipment, net	206,754	—		206,754
Goodwill and intangible assets	313,074	—		313,074
Other assets	308,679	6,443	b	315,122
Total assets	$7,622,342	$(18,917)		$7,603,425

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$6,518,953	$—		$6,518,953
Short-term borrowings	—	—		—
Long-term borrowings	33,380	—		33,380
Accrued expenses and other liabilities	293,579	(41)	b	293,538
Total liabilities	6,845,912	(41)		6,845,871

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued, none outstanding at December 31, 2024	—	—		—
Common stock, $0.01 par value; 90,000,000 shares authorized, 24,189,631 shares issued, 24,119,416 shares outstanding at December 31, 2024	241	—		241
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at December 31, 2024	—	—		—
Additional paid-in capital	640,422	—		640,422
Retained earnings	332,322	(18,876)	a, b	313,446
Accumulated other comprehensive loss	(190,917)	—		(190,917)
Treasury stock, at cost, 70,215 common shares at December 31, 2024	(4,882)	—		(4,882)
Total equity attributable to parent	777,186	(18,876)		758,310
Noncontrolling interest	(756)	—		(756)
Total stockholders’ equity	776,430	(18,876)		757,554
Total liabilities and stockholders’ equity	$7,622,342	$(18,917)		$7,603,425

Restated Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended December 31, 2024
(Dollars in thousands, except per share data)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated
Interest and dividend income:
Loans and leases, including fees	$102,731	$9,118	a, b	$111,849
Mortgage-backed securities	8,986	—		8,986
Other investments	7,522	—		7,522
	119,239	9,118		128,357
Interest expense:
Deposits	775	—		775
FHLB advances and other borrowings	2,331	—		2,331
	3,106	—		3,106

Net interest income	116,133	9,118		125,251

Provision for credit loss	12,032	6,629	a	18,661

Net interest income after provision for credit loss	104,101	2,489		106,590

Noninterest income:
Refund transfer product fees	410	—		410
Refund advance fee income	459	—		459
Card and deposit fees	29,066	—		29,066
Rental income	13,708	—		13,708
(Loss) on sale of securities	(15,671)	—		(15,671)
Gain on divestitures	16,404	—		16,404
Gain (loss) on sale of loans and leases	4,378	—		4,378
Gain on sale of other	987	—		987
Other income	7,637	—		7,637
Total noninterest income:	57,378	—		57,378

Noninterest expense:
Compensation and benefits	49,292	—		49,292
Refund transfer product expense	108	—		108
Refund advance expense	34	—		34
Card processing	33,314	—		33,314
Occupancy and equipment expense	9,706	—		9,706
Operating lease equipment depreciation	11,426	—		11,426
Legal and consulting	5,225	—		5,225
Intangible amortization	812	—		812
Other expense	13,642	4,238	a	17,880
Total noninterest expense	123,559	4,238		127,797

Income before income tax expense	37,920	(1,749)		36,171

Income tax expense	6,294	(289)	a, b	6,005

Net income before noncontrolling interest	31,626	(1,460)		30,166
Net income attributable to noncontrolling interest	199	—		199
Net income attributable to parent	$31,427	$(1,460)		$29,967

Earnings per common share:
Basic	$1.29	$(0.06)		1.23
Diluted	$1.29	$(0.06)		1.23

Restated Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended December 31, 2024
(Dollars in thousands)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated
Cash flows from operating activities:
Net income before noncontrolling interest	$31,626	$(1,460)	a, b	$30,166
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,918			14,918
Provision for credit loss	12,032	6,629	a	18,661
Provision for deferred taxes	2,157	(158)	b	1,999
Originations of loans held for sale	(853,109)			(853,109)
Proceeds from sales of loans held for sale	618,432			618,432
Net change in loans held for sale	264,136			264,136
Net realized (gain) loss on loans held for sale	(4,378)			(4,378)
Net realized loss on securities available for sale	15,671			15,671
Net realized (gain) on divestitures	(16,404)			(16,404)
Net realized (gain) on other	(987)			(987)
Net change in accrued interest receivable	(3,894)			(3,894)
Net change in other assets	(30,339)	7	b	(30,332)
Net change in accrued expenses and other liabilities	(128,088)	(138)	b	(128,226)
Stock compensation	1,612			1,612
Net cash provided by operating activities	(76,615)	4,880		(71,735)

Cash flows from investing activities:
Purchases of securities available for sale	(1,168)			(1,168)
Proceeds from sales of securities available for sale	160,135			160,135
Proceeds from maturities of and principal collected on securities available for sale	39,727			39,727
Proceeds from maturities of and principal collected on securities held to maturity	1,038			1,038
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(90,725)			(90,725)
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	102,285			102,285
Purchases of loans and leases	(139,359)			(139,359)
Net change in loans and leases	(325,766)	(4,880)	a, b	(330,646)
Purchases of premises, furniture, and equipment	(2,087)			(2,087)
Purchases of rental equipment	(52,790)			(52,790)
Proceeds from sales of rental equipment	5,591			5,591
Net change in rental equipment	118			118
Proceeds from divestitures, net of transaction costs	600,232			600,232
Proceeds from sale of other assets	408			408
Net cash provided (used in) investing activities	297,639	(4,880)		292,759

Cash flows from financing activities:
Net change in deposits	655,942			655,942
Net change in short-term borrowings	(377,000)			(377,000)
Principal payments on other liabilities	—			—
Dividends paid on common stock	(1,202)			(1,202)

Issuance of common stock due to restricted stock	—		—
Repurchases of common stock	(57,010)		(57,010)
Investment by (distributions to) noncontrolling interest	(678)		(678)
Net cash provided by (used in) financing activities	220,052		220,052

Effect of exchange rate changes on cash	(2,017)	—	(2,017)

Net change in cash and cash equivalents	439,059	—	439,059

Cash and cash equivalents at beginning of fiscal year	158,337	—	158,337
Cash and cash equivalents at end of fiscal period	$597,396	$—	$597,396

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

PATHWARD FINANCIAL, INC. ("Pathward Financial" or the "Company" or "us") and its wholly-owned subsidiary, Pathward®, National Association ("Pathward®, N.A" or "Pathward" or "the Bank") may from time to time make written or oral “forward-looking statements,” including statements contained in this Quarterly Report on Form 10-Q/A, the Company’s other filings with the Securities and Exchange Commission (the "SEC"), the Company’s reports to stockholders, and other communications by the Company and Pathward, N.A, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

The foregoing list of factors is not exclusive. We caution you not to place undue reliance on these forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q/A speak only as of the date of the Original Report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in its entirety by the cautionary statements contained or referred to in this section. Additional discussions of factors affecting the Company’s business and prospects are reflected under the caption “Risk Factors” and in other sections of the Company’s Annual Report on Form 10-K/A for the Company’s fiscal year ended September 30, 2024, and in the Company's other filings made with the SEC. The Company expressly disclaims any intent or obligation to update, revise, or clarify any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company or its subsidiaries, whether as a result of new information, changed circumstances, or future events or for any other reason.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As discussed in the Explanatory Note and Note 17. Restatement of Previously Issued Financial Statements to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q/A, the Company has restated its unaudited historical consolidated financial statements as of December 31, 2024 and 2023 and for the three months ended December 31, 2024 and 2023, to correct for identified errors in its accounting for allowance for credit losses, interest income, provision for credit losses, and noninterest expense. In addition, the Company has corrected other unrelated immaterial errors which were previously not recorded or not recorded in the appropriate period.

As a result, the previously reported financial information as of December 31, 2024 and 2023 and for the three months ended December 31, 2024 and 2023, in this Management's Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to reflect the restatement.

Other than the effect of the restatement and the revisions noted above, this section has not been otherwise modified and does not reflect any information or events occurring after February 6, 2025, the filing date of the Original Report, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein.

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

The following discussion focuses on the consolidated financial condition of the Company at December 31, 2024, compared to September 30, 2024, and the consolidated results of operations for the three months ended December 31, 2024 and 2023. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the fiscal year ended September 30, 2024 and the related management's discussion and analysis of financial condition and results of operations contained in the Company's Form 10-K/A.

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

Financial Highlights for the 2025 Fiscal First Quarter

•Total revenue for the first quarter was $182.6 million, an increase of $10.9 million, or 6%, compared to the same quarter in fiscal 2024, driven by an increase in both net interest income and noninterest income.

•Net interest margin ("NIM") increased 66 basis points to 7.38% for the first quarter from 6.72% during the same period of last year, primarily driven by increased yields and balances in the loan and lease portfolio and an improved earnings asset mix from the continued balance sheet optimization.

•Total gross loans and leases at December 31, 2024 increased $133.4 million to $4.56 billion compared to December 31, 2023 and increased $487.5 million when compared to September 30, 2024. When excluding the insurance premium finance loans of $674.1 million at December 31, 2023, total gross loans and leases at December 31, 2024 increased $807.4 million, or 22%, when compared to December 31, 2023.

•During the 2025 fiscal first quarter, the Company repurchased 701,860 shares of common stock at an average share price of $74.05. As of December 31, 2024, there were 6,298,140 shares available for repurchase under the current common stock share repurchase program.

FINANCIAL CONDITION

At December 31, 2024, the Company’s total assets increased slightly to $7.60 billion compared to $7.53 billion at September 30, 2024, primarily due to growth of $487.5 million in loans and leases, $439.1 million in cash and cash equivalents, and $48.8 million in other assets, partially offset by reductions of $619.0 million in loans held for sale, $261.1 million in securities AFS, and $13.0 million in goodwill and intangible assets.

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

Loans held for sale at December 31, 2024 totaled $72.6 million, decreasing from $691.7 million at September 30, 2024. This decrease was primarily driven by the sale of the commercial insurance premium finance loans and a reduction in SBA/USDA held for sale, partially offset by growth in consumer credit products held for sale at December 31, 2024 compared to September 30, 2024.

Total gross loans and leases totaled $4.56 billion at December 31, 2024, as compared to $4.08 billion at September 30, 2024. The increase was due to growth across all loan portfolios. See Note 5. Loans and Leases, Net to the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q/A.

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

At December 31, 2024, the Company’s stockholders’ equity totaled $757.6 million, a decrease of $64.6 million, from $822.2 million at September 30, 2024. The decrease was primarily attributable to an increase in accumulated other comprehensive loss and a decrease in retained earnings. The Company and Bank remained above the federal regulatory minimum capital requirements at December 31, 2024, and continued to be classified as well-capitalized, and in good standing with the regulatory agencies. See “Liquidity and Capital Resources” for further information.

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

	Three Months Ended December 31,
	2024			2023
	(As Restated)			(As Restated)
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)
Interest-earning assets:
Cash and fed funds sold	$239,614	$2,258	3.74%	$337,975	$4,103	4.83%
Mortgage-backed securities	1,309,926	8,986	2.72%	1,486,854	10,049	2.69%
Tax-exempt investment securities	120,707	845	3.52%	136,470	930	3.43%
Asset-backed securities	188,163	2,604	5.49%	250,172	3,565	5.67%
Other investment securities	234,087	1,815	3.07%	284,625	2,288	3.20%
Total investments	1,852,883	14,250	3.10%	2,158,121	16,832	3.15%
Commercial finance	3,687,369	74,612	8.03%	3,766,612	74,670	7.89%
Consumer finance	316,402	22,341	28.01%	362,935	20,151	22.09%
Tax services	36,785	132	1.43%	28,050	(11)	(0.16)%
Warehouse finance	603,824	14,764	9.70%	381,931	9,044	9.42%
Total loans and leases	4,644,380	111,849	9.55%	4,539,528	103,854	9.10%
Total interest-earning assets	6,736,877	$128,357	7.57%	7,035,624	$124,789	7.07%
Noninterest-earning assets	629,600			514,336
Total assets	$7,366,477			$7,549,960

Interest-bearing liabilities:
Interest-bearing checking	$685	$—	0.21%	$426	$—	0.34%
Savings	45,469	3	0.03%	54,783	6	0.04%
Money markets	180,104	385	0.85%	183,255	576	1.25%
Time deposits	4,208	3	0.25%	5,517	4	0.25%
Wholesale deposits	26,892	384	5.67%	211,281	2,940	5.54%
Total interest-bearing deposits (a)	257,358	775	1.19%	455,262	3,526	3.08%
Overnight fed funds purchased	131,337	1,670	5.05%	117,153	1,656	5.62%
Subordinated debentures	19,702	355	7.14%	19,600	357	7.24%
Other borrowings	13,661	306	8.89%	14,178	323	9.07%
Total borrowings	164,700	2,331	5.62%	150,931	2,336	6.16%
Total interest-bearing liabilities	422,058	3,106	2.92%	606,193	5,862	3.85%
Noninterest-bearing deposits (b)	5,823,877	—	—%	6,102,927	—	—%
Total deposits and interest-bearing liabilities	6,245,935	$3,106	0.20%	6,709,120	$5,862	0.35%
Other noninterest-bearing liabilities	335,839			210,605
Total liabilities	6,581,774			6,919,725
Shareholders' equity	784,703			630,235
Total liabilities and shareholders' equity	$7,366,477			$7,549,960
Net interest income and net interest rate spread including noninterest-bearing deposits		$125,251	7.37%		$118,927	6.72%

Net interest margin			7.38%			6.72%
Tax-equivalent effect			0.01%			0.02%
Net interest margin, tax-equivalent(2)			7.39%			6.74%

Total cost of deposits (a+b)	6,081,235	775	0.01%	6,558,189	3,526	0.05%
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

General
The Company recorded net income of $30.0 million, or $1.23 per diluted share, for the three months ended December 31, 2024, compared to net income of $34.9 million, or $1.34 per diluted share, for the three months ended December 31, 2023.

Net Interest Income
Net interest income for the first quarter of fiscal 2025 was $125.3 million, an increase of 5% from the same quarter in fiscal 2024. The increase was mainly attributable to increased yields and balances in the loan and lease portfolio and an improved earning asset mix.

The Company’s average interest-earning assets for the first quarter of fiscal 2025 decreased by $298.7 million to $6.74 billion compared to the same quarter in fiscal 2024, due to decreases in average outstanding balances of total investments and interest earning cash balances, partially offset by an increase in total loan and lease balances. The first quarter average outstanding balance of loans and leases increased $104.9 million compared to the same quarter of the prior fiscal year, primarily due to increases in warehouse finance and tax services loans, partially offset by decreases in commercial finance and consumer finance loans. The decrease in the average outstanding balance of commercial finance loans and leases was primarily driven by the sale of the insurance premium finance loans, partially offset by an increase in term lending, asset-based lending, and SBA/USDA loans.

Fiscal 2025 first quarter NIM increased to 7.38% from 6.72% in the first fiscal quarter of 2024. The overall reported tax-equivalent yield (“TEY”) on average interest-earning assets increased 50 basis points to 7.57% compared to the prior year quarter, driven by an improved earning asset mix. The yield on the loan and lease portfolio was 9.55% compared to 9.10% for the comparable period last year and the TEY on the securities portfolio was 3.10% compared to 3.15% over that same period.

The Company's cost of funds for all deposits and borrowings averaged 0.20% during the fiscal 2025 first quarter, as compared to 0.35% during the prior year quarter. The Company's overall cost of deposits was 0.05% in the fiscal first quarter of 2025, as compared to 0.21% during the prior year quarter.

Provision for Credit Loss
The Company recognized a provision for credit losses of $18.7 million for the quarter ended December 31, 2024, compared to $7.8 million for the comparable period in the prior fiscal year. The period-over-period increase in provision for credit losses was primarily due to increases in provision for credit losses in the consumer finance portfolio of $9.5 million, the commercial finance portfolio of $1.9 million, and the warehouse finance portfolio of $0.1 million, partially offset by a decrease of $0.1 million in provision for credit losses tax services portfolio. The Company recognized net charge-offs of $16.3 million for the quarter ended December 31, 2024, compared to net charge-offs of $13.2 million for the quarter ended December 31, 2023. Net charge-offs attributable to the commercial finance, consumer finance, and tax services portfolios for the current quarter were $8.1 million, $7.7 million, and $0.5 million, respectively. Net charge-offs attributable to the consumer finance, commercial finance, tax services portfolios for the same quarter of the prior year were $7.8 million, $4.6 million, and $0.8 million, respectively.

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

Noninterest Expense
Noninterest expense increased 6% to $127.8 million for the fiscal 2025 first quarter, from $121.1 million for the same quarter last year. The increase was primarily attributable to increases in compensation and benefits, operating lease depreciation, occupancy and equipment expense, other expense, and legal and consulting expense. The period-over-period increase was partially offset by decreases in card processing expense.

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

Income Tax Expense
The Company recorded income tax expense of $6.0 million, representing an effective tax rate of 16.6%, for the fiscal 2025 first quarter, compared to an income tax expense of $7.7 million, representing an effective tax rate of 18.0%, for the first quarter last fiscal year. The current quarter decrease in income tax expense compared to the prior year quarter was primarily due to a decrease in income and a decrease in investment tax credits.

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

The Company's ACL totaled $74.3 million at December 31, 2024, an increase compared to $71.8 million at September 30, 2024. The increase in the ACL at December 31, 2024, when compared to September 30, 2024, was primarily due to a $1.7 million increase in the allowance related to the consumer finance portfolio due to seasonal activity and a $0.8 million increase in the allowance related to the seasonal tax services portfolio.

The following table presents the Company's ACL as a percentage of its total loans and leases.

	As of the Period Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
	(As Restated)
Commercial finance	1.18%	1.29%	1.17%	1.21%	1.30%
Consumer finance	10.84%	11.52%	12.85%	13.14%	13.81%
Tax services	1.75%	0.02%	66.35%	37.31%	1.52%
Warehouse finance	0.10%	0.10%	0.10%	0.10%	0.10%
Total loans and leases	1.63%	1.76%	2.32%	2.53%	2.06%
Total loans and leases excluding tax services	1.63%	1.77%	1.71%	1.85%	2.06%

The Company's ACL as a percentage of total loans and leases decreased to 1.63% at December 31, 2024 from 1.76% at September 30, 2024. The decrease in the total loans and leases coverage ratio was primarily driven by the commercial finance portfolio, partially offset by an increase in the seasonal tax services portfolio and consumer finance portfolio. The increase in the tax services and consumer finance portfolios loan coverage ratios was due to seasonal activity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within these financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Management has identified its critical accounting policies, which are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations. These policies involve complex and subjective decisions and assessments. Some of these estimates may be uncertain at the time they are made, could change from period to period, and could have a material impact on the financial statements. A discussion of the Company’s critical accounting policies and estimates can be found in the Company's Form 10-K/A. There were no significant changes to these critical accounting policies and estimates during the first three months of fiscal 2025.

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

	Company	Bank	Minimum to be Adequately Capitalized Under Prompt Corrective Action Provisions	Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	(As Restated)	(As Restated)
At December 31, 2024
Tier 1 leverage capital ratio	8.90%	9.16%	4.00%	5.00%
Common equity Tier 1 capital ratio	12.15	12.78	4.50	6.50
Tier 1 capital ratio	12.40	12.78	6.00	8.00
Total capital ratio	14.04	14.03	8.00	10.00
At September 30, 2024
Tier 1 leverage capital ratio	9.05%	9.22%	4.00%	5.00%
Common equity Tier 1 capital ratio	12.26	12.78	4.50	6.50
Tier 1 capital ratio	12.52	12.78	6.00	8.00
Total capital ratio	14.14	14.03	8.00	10.00

The following table provides a reconciliation of the amounts included in the table above for the Company.

	Standardized Approach(1)
	December 31, 2024	September 30, 2024
(Dollars in thousands)	(As Restated)
Total stockholders' equity	$757,554	$822,189
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	286,171	296,105
LESS: Certain other intangible assets	16,951	18,018
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	15,039	15,624
LESS: Net unrealized (losses) on available for sale securities	(187,833)	(152,328)
LESS: Noncontrolling interest	(756)	(277)
ADD: Adoption of Accounting Standards Update 2016-13	1,788	3,576
Common Equity Tier 1(1)	629,770	648,623
Long-term borrowings and other instruments qualifying as Tier 1	13,661	13,661
Tier 1 minority interest not included in common equity Tier 1 capital	(462)	(150)
Total Tier 1 capital	642,969	662,134
Allowance for credit losses	64,904	66,140
Subordinated debentures, net of issuance costs	19,719	19,693
Total capital	$727,592	$747,967
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

CONTRACTUAL OBLIGATIONS

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations" in the Company’s Form 10-K/A for a summary of our contractual obligations as of September 30, 2024. There were no material changes outside the ordinary course of our business in contractual obligations from September 30, 2024 through December 31, 2024.

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

In connection with the preparation of this Quarterly Report on Form 10-Q/A, management evaluated the Company's disclosure controls and procedures. The evaluation was performed under the direction of the Company's Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of December 31, 2024, of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were not designed effectively to ensure timely alerting of material information relating to the Company required to be included in the Company's periodic SEC filings. This conclusion was reached as a result of the material weakness in internal control over financial reporting described in Item 9A of Amendment No. 1 to the Annual Report on From 10-K/A for the year ended September 30, 2024 filed with the SEC on August 29, 2025.

Notwithstanding the conclusion by our management, including our Chief Executive Officer and Chief Financial Officer, that our disclosure controls and procedures were not effective as of December 31, 2024, and notwithstanding the material weakness in our internal control over financial reporting, management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this Form 10-Q/A fairly present, in all material respects, the Company’s consolidated financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

REMEDIATION PLAN AND STATUS

The material weakness cannot be considered remediated until applicable controls have been designed, implemented, have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Although we have not remediated these control deficiencies as of December 31, 2024, management, under the oversight of the Audit Committee, has made and continues to make progress towards remediation.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than described above, there have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the first fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PATHWARD FINANCIAL, INC.
PART II - OTHER INFORMATION

FORM 10-Q/A

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

Item 1A. Risk Factors.

There were no material changes to our risk factors during the three months ended December 31, 2024. A description of our risk factors can be found in "Item 1A. Risk Factors" included in our Form 10-K/A.

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

101
The following financial information from the Company's Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Condensed Consolidated Statements of Financial Condition (As Restated), (iii) Condensed Consolidated Statements of Operations (As Restated), (iv) Condensed Consolidated Statements of Comprehensive Income (As Restated), (v) Condensed Consolidated Statements of Changes in Stockholders' Equity (As Restated), (vi) Condensed Consolidated Statements of Cash Flows (As Restated), and (vii) Notes to Condensed Consolidated Financial Statements (As Restated), tagged in summary and in detail.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

PATHWARD FINANCIAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATHWARD FINANCIAL, INC.

Date: September 3, 2025	By:	/s/ Brett L. Pharr
Brett L. Pharr,
Chief Executive Officer and Director

Date: September 3, 2025	By:	/s/ Gregory A. Sigrist
Gregory A. Sigrist,
Executive Vice President and Chief Financial Officer