Form 10-Q
period 2025-03-31
PATHWARD FINANCIAL, INC.
filed 2025-09-10
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
or
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at September 5, 2025:
Common Stock, $.01 par value	22,772,570	Shares
Nonvoting Common Stock, $.01 par value	0	Nonvoting shares

PATHWARD FINANCIAL, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	March 31, 2025	September 30, 2024
ASSETS	(Unaudited)	(Audited)
Cash and cash equivalents	$254,249	$158,337
Securities available for sale, at fair value	1,411,520	1,741,221
Securities held to maturity, at amortized cost (fair value $26,492 and $30,236, respectively)	31,335	33,092
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	24,276	36,014
Loans held for sale	45,767	691,688
Loans and leases	4,464,870	4,075,195
Allowance for credit losses	(102,890)	(71,765)
Accrued interest receivable	37,081	31,385
Premises, furniture, and equipment, net	39,542	39,055
Rental equipment, net	202,194	205,339
Goodwill and intangible assets	311,992	326,094
Other assets	274,850	266,362
Total assets	$6,994,786	$7,532,017

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$5,819,209	$5,875,085
Short-term borrowings	—	377,000
Long-term borrowings	33,405	33,354
Accrued expenses and other liabilities	328,125	424,389
Total liabilities	6,180,739	6,709,828

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued, none outstanding at March 31, 2025 and September 30, 2024, respectively	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 23,629,154 and 24,851,122 shares issued, 23,558,939 and 24,847,353 shares outstanding at March 31, 2025 and September 30, 2024, respectively	235	248
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at March 31, 2025 and September 30, 2024, respectively	—	—
Additional paid-in capital	643,888	638,803
Retained earnings	341,775	337,058
Accumulated other comprehensive loss	(166,311)	(153,394)
Treasury stock, at cost, 70,215 and 3,769 common shares at March 31, 2025 and September 30, 2024, respectively	(4,882)	(249)
Total equity attributable to parent	814,705	822,466
Noncontrolling interest	(658)	(277)
Total stockholders’ equity	814,047	822,189
Total liabilities and stockholders’ equity	$6,994,786	$7,532,017
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
		(As Restated)		(As Restated)
Interest and dividend income:
Loans and leases, including fees	$119,755	$113,083	$231,604	$216,937
Mortgage-backed securities	8,580	9,998	17,566	20,047
Other investments	13,669	14,013	21,190	24,899
	142,004	137,094	270,360	261,883
Interest expense:
Deposits	4,086	6,685	4,861	10,211
FHLB advances and other borrowings	1,639	1,775	3,971	4,111
	5,725	8,460	8,832	14,322

Net interest income	136,279	128,634	261,528	247,561

Provision for credit loss	35,266	29,744	53,927	37,502

Net interest income after provision for credit loss	101,013	98,890	207,601	210,059

Noninterest income:
Refund transfer product fees	32,663	28,942	33,073	29,364
Refund advance and other tax fee income	48,585	43,200	49,110	43,311
Card and deposit fees	30,793	35,344	59,859	66,094
Rental income	13,200	13,720	26,908	27,179
(Loss) on sale of securities	(7,228)	—	(22,899)	—
Gain (loss) on divestitures	(1,360)	—	15,044	—
Secondary market revenue	15,378	1,401	19,755	1,370
Gain on sale of other	627	294	1,614	3,165
Other income	5,866	6,044	13,438	11,223
Total noninterest income	138,524	128,945	195,902	181,706

Noninterest expense:
Compensation and benefits	51,905	54,073	101,197	100,725
Refund transfer product expense	8,475	7,366	8,583	7,558
Refund advance expense	1,265	1,846	1,299	1,876
Card processing	36,239	35,163	69,552	69,747
Occupancy and equipment expense	10,306	9,293	20,013	18,141
Operating lease equipment depreciation	11,779	10,424	23,206	20,847
Legal and consulting	5,879	6,141	11,103	11,033
Intangible amortization	1,082	1,240	1,894	2,224
Impairment expense	1,514	2,013	1,514	2,013
Other expense	19,733	13,183	37,612	27,655
Total noninterest expense	148,177	140,742	275,973	261,819

Income before income tax expense	91,360	87,093	127,530	129,946

Income tax expense	16,166	16,926	22,171	24,623

Net income before noncontrolling interest	75,194	70,167	105,359	105,323
Net income attributable to noncontrolling interest	237	249	436	506
Net income attributable to parent	$74,957	$69,918	$104,923	$104,817

Earnings per common share:
Basic	$3.16	$2.74	$4.37	$4.07
Diluted	$3.14	$2.74	$4.35	$4.07
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2025	2024	2025	2024
		(As Restated)		(As Restated)
Net income before noncontrolling interest	$75,194	$70,167	$105,359	$105,323

Other comprehensive income (loss):
Change in net unrealized gain (loss) on debt securities	25,517	(23,414)	(36,823)	65,121
Net loss realized on debt securities	7,228	—	22,899	—
	32,745	(23,414)	(13,924)	65,121
Unrealized gain (loss) on currency translation	(22)	(579)	(2,039)	39
Deferred income tax effect	8,117	(5,856)	(3,046)	16,287
Total other comprehensive income (loss)	24,606	(18,137)	(12,917)	48,873
Total comprehensive income	99,800	52,030	92,442	154,196
Total comprehensive income attributable to noncontrolling interest	237	249	436	506
Comprehensive income attributable to parent	$99,563	$51,781	$92,006	$153,690
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Pathward Financial, Inc. Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
Balance, December 31, 2024 (As Restated)	$241	$640,422	$313,446	$(190,917)	$(4,882)	$758,310	$(756)	$757,554
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,190)	—	—	(1,190)	—	(1,190)
Repurchases of common stock	(6)	6	(45,438)	—	—	(45,438)	—	(45,438)
Stock compensation	—	3,460	—	—	—	3,460	—	3,460
Total other comprehensive income	—	—	—	24,606	—	24,606	—	24,606
Net income	—	—	74,957	—	—	74,957	237	75,194
Net distribution to noncontrolling interest	—	—	—	—	—	—	(139)	(139)
Balance, March 31, 2025	$235	$643,888	$341,775	$(166,311)	$(4,882)	$814,705	$(658)	$814,047

Balance, December 31, 2023 (As Restated)	$260	$629,737	$268,427	$(188,433)	$(5,235)	$704,756	$(510)	$704,246
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,267)	—	—	(1,267)	—	(1,267)
Issuance of common stock due to restricted stock	2	—	—	—	—	2	—	2
Repurchases of common stock	(8)	8	(39,500)	—	(946)	(40,446)	—	(40,446)
Stock compensation	—	4,670	—	—	—	4,670	—	4,670
Total other comprehensive loss	—	—	—	(18,137)	—	(18,137)	—	(18,137)
Net income (Restated)	—	—	69,918	—	—	69,918	249	70,167
Net distribution to noncontrolling interest	—	—	—	—	—	—	(159)	(159)
Balance, March 31, 2024 (As Restated)	$254	$634,415	$297,578	$(206,570)	$(6,181)	$719,496	$(420)	$719,076

	Six Months Ended
(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Pathward Financial, Inc. Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
Balance, September 30, 2024 (As Restated)	$248	$638,803	$337,058	$(153,394)	$(249)	$822,466	$(277)	$822,189
Cash dividends declared on common stock ($0.10 per share)	—	—	(2,392)	—	—	(2,392)	—	(2,392)
Repurchases of common stock	(13)	13	(97,814)	—	(4,633)	(102,447)	—	(102,447)
Stock compensation	—	5,072	—	—	—	5,072	—	5,072
Total other comprehensive loss	—	—	—	(12,917)	—	(12,917)	—	(12,917)
Net income	—	—	104,923	—	—	104,923	436	105,359
Net distribution to noncontrolling interest	—	—	—	—	—	—	(817)	(817)
Balance, March 31, 2025	$235	$643,888	$341,775	$(166,311)	$(4,882)	$814,705	$(658)	$814,047

Balance, September 30, 2023 (As Restated)	$262	$628,500	$246,377	$(255,443)	$(344)	$619,352	$(1,005)	$618,347
Cash dividends declared on common stock ($0.10 per share)	—	—	(2,566)	—	—	(2,566)	—	(2,566)
Issuance of common stock due to restricted stock	3	—	—	—	—	3	—	3
Repurchases of common stock	(11)	11	(50,527)	—	(5,837)	(56,364)	—	(56,364)
Stock compensation	—	5,904	—	—	—	5,904	—	5,904
Total other comprehensive income	—	—	—	48,873	—	48,873	—	48,873
Joint venture membership interest divestiture	—	—	(523)	—	—	(523)	—	(523)
Net income (Restated)	—	—	104,817	—	—	104,817	506	105,323
Net distribution to noncontrolling interest	—	—	—	—	—	—	79	79
Balance, March 31, 2024 (As Restated)	$254	$634,415	$297,578	$(206,570)	$(6,181)	$719,496	$(420)	$719,076

See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
(Dollars in thousands)	2025	2024
Cash flows from operating activities:		(As Restated)
Net income before noncontrolling interest	$105,359	$105,323
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	30,330	29,457
Provision for credit loss	53,927	37,502
Provision for deferred taxes	11,919	8,058
Originations of loans held for sale	(1,377,073)	(933,786)
Proceeds from sales of loans held for sale	1,146,702	968,998
Net change in loans held for sale	266,707	17,924
Net realized loss (gain) on securities available for sale	22,899	—
Net realized (gain) loss on loans held for sale	(19,755)	(1,370)
Net realized (gain) loss on divestitures	(15,044)	—
Net realized (gain) on other	(1,614)	(3,165)
Impairment on rental equipment	1,514	2,013
Net change in accrued interest receivable	(5,696)	(7,012)
Net change in other assets	(15,137)	(14,007)
Net change in accrued expenses and other liabilities	(93,517)	16,671
Stock compensation	5,072	5,904
Net cash provided by operating activities	116,593	232,510

Cash flows from investing activities:
Purchases of securities available for sale	(2,280)	—
Proceeds from sales of securities available for sale	217,883	—
Proceeds from maturities of and principal collected on securities available for sale	77,087	89,476
Proceeds from maturities of and principal collected on securities held to maturity	1,668	1,811
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(138,834)	(183,010)
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	150,572	185,377
Purchases of loans and leases	(166,651)	(163,091)
Net change in loans and leases	(302,546)	238,799
Purchases of premises, furniture, and equipment	(5,668)	(3,592)
Purchases of rental equipment	(87,111)	(173,005)
Proceeds from sales of rental equipment	8,308	4,951
Net change in rental equipment	368	188
Proceeds from divestitures, net of transaction costs	608,455	—
Proceeds from sale of other assets	407	4,091
Proceeds from loans held for sale previously classified as portfolio loans	146,158	—
Net cash provided by (used in) investing activities	507,816	1,995

Cash flows from financing activities:
Net change in deposits	(43,802)	(220,838)
Net change in short-term borrowings	(377,000)	18,000
Principal payments on other liabilities	—	(550)
Dividends paid on common stock	(2,392)	(2,566)
Issuance of common stock due to restricted stock	—	3
Repurchases of common stock	(102,447)	(56,364)
Investment by (distributions to) noncontrolling interest	(817)	79
Net cash provided by (used in) financing activities	(526,458)	(262,236)

Effect of exchange rate changes on cash	(2,039)	39

Net change in cash and cash equivalents	95,912	(27,692)

Cash and cash equivalents at beginning of fiscal year	158,337	375,580
Cash and cash equivalents at end of fiscal period	$254,249	$347,888

	Six Months Ended March 31,
(Dollars in thousands)	2025	2024
Supplemental disclosure of cash flow information		(As Restated)
Cash paid during the period for:
Interest	$9,220	$12,608
Income taxes	9,730	9,694
Franchise and other taxes	401	398
Supplemental schedule of non-cash investing activities:
Transfers
Held for sale to loans and leases	$22,686	$—
Loans and leases to held for sale	130,011	—
Loans and leases to rental equipment	2,588	2,538
Rental equipment to loan and leases	60,398	143,752
Recognition of operating lease ROU assets, net of measurements	—	654
Joint venture membership interest divestiture	—	524
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three and six months ended March 31, 2025 are not necessarily indicative of the results expected for the fiscal year ending September 30, 2025.

Certain prior fiscal year amounts have been reclassified to conform to the current year financial statement presentation. These reclassifications did not impact previously reported net income, comprehensive income or the statement of financial condition. Additionally, the Company began using "Secondary Market Revenue" on the Condensed Consolidated Statement of Operations for the interim period ending March 31, 2025 versus the previous caption of "Gain (Loss) on Sale of Loans and Leases". This line item exclusively comprises gains or losses realized from the sale of loans and leases, including any adjustments to record loans held for sale at the lower of amortized cost basis or fair value in accordance with ASC 860-20-50-5. There were no reclassifications of fiscal year amounts or prior period amounts as a result of this change in financial statement caption description.

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

(Dollars in thousands)	December 31, 2024	Settlement Adjustments	March 31, 2025
Assets Purchased and Liabilities Assumed
Cash and cash equivalents	$4,686	$—	$4,686
Loans	594,541	(1,360)	593,181
Premises, furniture, and equipment, net	484	—	484
Total assets purchased	$599,711	$(1,360)	$598,351

Deposits	$16,760	$—	$16,760
Accrued expenses and other liabilities	1,158	120	1,278
Total liabilities assumed	$17,918	$120	$18,038

Net assets purchased	$581,793	$(1,480)	$580,313

Consideration paid at close	603,290	8,223	611,513
Consideration due	9,703	(9,703)	—
Purchase price	612,993	(1,480)	611,513

Premium on transaction	31,200	—	31,200

Other adjustments:
Goodwill derecognition	(11,577)	—	(11,577)
Intangible derecognition	(631)	—	(631)
Building lease derecognition	471	—	471
Deferred loan origination cost derecognition	—	(1,360)	(1,360)
Transaction costs	(3,059)	—	(3,059)
Total other adjustments	(14,796)	(1,360)	(16,156)
Gain on divestitures	$16,404	$(1,360)	$15,044

After final settlement adjustments, the sale resulted in an overall gain of $15.0 million before tax that was recognized within noninterest income on the Company's Condensed Consolidated Statements of Operations. The settlement adjustments during the three months ended March 31, 2025 resulted in a $1.4 million decrease of the previously recognized gain as of December 31, 2024 as a result of certain deferred loan origination costs that were excluded from the final settlement. See Note 8. Goodwill and Intangible Assets and Note 9. Operating Lease Right-of-Use Assets and Liabilities to the Condensed Consolidated Financial Statements for further information on the amounts included in the divestiture.

NOTE 4. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of debt securities available for sale ("AFS") and held to maturity ("HTM") are presented below.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt Securities AFS
March 31, 2025
Corporate securities	$25,000	$—	$(3,875)	$21,125
SBA securities	13,122	—	(1,208)	11,914
Obligations of states and political subdivisions	200	—	—	200
Non-bank qualified obligations of states and political subdivisions	223,512	26	(31,536)	192,002
Asset-backed securities	159,206	358	(2,303)	157,261
Mortgage-backed securities	1,207,481	13	(178,476)	1,029,018
Total debt securities AFS	$1,628,521	$397	$(217,398)	$1,411,520
September 30, 2024
Corporate securities	$25,000	$—	$(5,250)	$19,750
SBA securities	86,036	—	(4,101)	81,935
Obligations of states and political subdivisions	501	—	(21)	480
Non-bank qualified obligations of states and political subdivisions	246,233	44	(28,287)	217,990
Asset-backed securities	192,979	337	(3,618)	189,698
Mortgage-backed securities	1,393,549	84	(162,265)	1,231,368
Total debt securities AFS	$1,944,298	$465	$(203,542)	$1,741,221

Debt Securities HTM
March 31, 2025
Non-bank qualified obligations of states and political subdivisions	$29,350	$—	$(4,613)	$24,737
Mortgage-backed securities	1,985	—	(230)	1,755
Total debt securities HTM	$31,335	$—	$(4,843)	$26,492
September 30, 2024
Non-bank qualified obligations of states and political subdivisions	$31,060	$—	$(2,668)	$28,392
Mortgage-backed securities	2,032	—	(188)	1,844
Total debt securities HTM	$33,092	$—	$(2,856)	$30,236

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in thousands)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Debt Securities AFS
March 31, 2025
Corporate securities	$—	$—	$21,125	$(3,875)	$21,125	$(3,875)
SBA securities	—	—	11,914	(1,208)	11,914	(1,208)
Non-bank qualified obligations of states and political subdivisions	—	—	190,046	(31,536)	190,046	(31,536)
Asset-backed securities	36,156	(313)	63,930	(1,990)	100,086	(2,303)
Mortgage-backed securities	14,473	(123)	1,013,605	(178,353)	1,028,078	(178,476)
Total debt securities AFS	$50,629	$(436)	$1,300,620	$(216,962)	$1,351,249	$(217,398)
September 30, 2024
Corporate securities	$—	$—	$19,750	$(5,250)	$19,750	$(5,250)
SBA securities	—	—	81,935	(4,101)	81,935	(4,101)
Obligations of state and political subdivisions	—	—	280	(21)	280	(21)
Non-bank qualified obligations of states and political subdivisions	—	—	215,956	(28,287)	215,956	(28,287)
Asset-backed securities	52,101	(176)	88,576	(3,442)	140,677	(3,618)
Mortgage-backed securities	2,377	(15)	1,215,781	(162,250)	1,218,158	(162,265)
Total debt securities AFS	$54,478	$(191)	$1,622,278	$(203,351)	$1,676,756	$(203,542)

Debt Securities HTM
March 31, 2025
Non-bank qualified obligations of states and political subdivisions	$—	$—	$24,737	$(4,613)	$24,737	$(4,613)
Mortgage-backed securities	—	—	1,755	(230)	1,755	(230)
Total debt securities HTM	$—	$—	$26,492	$(4,843)	$26,492	$(4,843)
September 30, 2024
Non-bank qualified obligations of states and political subdivisions	$—	$—	$28,392	$(2,668)	$28,392	$(2,668)
Mortgage-backed securities	—	—	1,844	(188)	1,844	(188)
Total debt securities HTM	$—	$—	$30,236	$(2,856)	$30,236	$(2,856)

The decrease in the fair value of investment securities balances when comparing March 31, 2025 to September 30, 2024 was primarily driven by the sale of $217.9 million debt securities AFS and principal pay downs during the six months. The sale of debt securities AFS in the first quarter of fiscal 2025 stemmed from the decision to offset the gain on the sale of the commercial insurance premium finance business. The sale of debt securities AFS in the second quarter of fiscal 2025 stemmed from the decision to offset the gain on the sale of the transportation portfolio within working capital. Individual securities were identified for sale upon close of the transactions in order to reposition the debt securities AFS portfolio. At March 31, 2025, there were 152 debt securities AFS in an unrealized loss position. Management assessed each investment security with unrealized losses for credit loss by evaluating qualitative factors, including materiality of loss position as a percentage of book value, credit ratings, outstanding principal and interest payments, and changes in the underlying implicit or explicit guarantee of the security, and determined all unrealized losses on these securities were due to adverse market conditions and/or change in interest rates versus credit loss. As part of that assessment, management evaluated and concluded that it is more-likely-than-not that the Company will not be required and does not intend to sell any of the securities prior to recovery of the amortized cost. At March 31, 2025, there was no allowance for credit losses ("ACL") for debt securities AFS.

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

(Dollars in thousands)	March 31, 2025		September 30, 2024
Debt Securities AFS	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$380	$382	$1,826	$1,796
Due after one year through five years	1,750	1,773	14,772	14,211
Due after five years through ten years	40,206	36,413	70,894	63,636
Due after ten years	378,704	343,934	463,257	430,210
	421,040	382,502	550,749	509,853
Mortgage-backed securities	1,207,481	1,029,018	1,393,549	1,231,368
Total debt securities AFS	$1,628,521	$1,411,520	$1,944,298	$1,741,221

Debt Securities HTM
Due after ten years	$29,350	$24,737	$31,060	$28,392
	29,350	24,737	31,060	28,392
Mortgage-backed securities	1,985	1,755	2,032	1,844
Total debt securities HTM	$31,335	$26,492	$33,092	$30,236

Federal Reserve Bank ("FRB") Stock. The Bank is required by federal law to subscribe to capital stock (divided into shares of $100 each) as a member of the FRB of Minneapolis with an amount equal to six per centum of the paid-up capital stock and surplus. One-half of the subscription is paid at time of application, and one-half is subject to call of the Board of Governors of the Federal Reserve System. FRB of Minneapolis stock held by the Bank totaled $19.7 million at March 31, 2025 and September 30, 2024. These equity securities are 'restricted' in that they can only be owned by member banks.

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

The FHLB stock is carried at cost since it is generally redeemable at par value. The carrying value of the stock held at the FHLB was $4.6 million and $16.3 million at March 31, 2025 and at September 30, 2024, respectively.

These equity securities are ‘restricted’ in that they can only be sold back to the respective institution from which they were acquired or another member institution at par. Therefore, FRB and FHLB stocks are less liquid than other marketable equity securities, and the cost approximates fair value.

Equity Securities. The Company held $3.6 million and $3.3 million in marketable equity securities within other assets on the Condensed Consolidated Statements of Financial Condition at March 31, 2025 and September 30, 2024, respectively. The Company recognized $0.1 million unrealized losses and no unrealized gains on marketable equity securities during the six months ended March 31, 2025 and 2024, respectively. No such securities were sold during the six months ended March 31, 2025.

Non-marketable equity securities with a readily determinable fair value totaled $12.8 million and $11.8 million at March 31, 2025 and September 30, 2024, respectively. These securities are held within other assets on the Condensed Consolidated Statements of Financial Condition. The Company recognized $0.8 million and $0.4 million in unrealized gains during the six months ended March 31, 2025 and 2024, respectively. No such securities were sold during the six months ended March 31, 2025.

Non-marketable equity securities without readily determinable fair value totaled $14.7 million and $13.6 million at March 31, 2025 and September 30, 2024, respectively, reflecting Company ownership interests in other entities through its Pathward Venture Capital, LLC, a wholly-owned service corporation subsidiary of the Bank that was formed in 2017 for the purpose of making minority equity investments and other corporate investments. During the six months ended March 31, 2025, the Company recognized a $0.4 million gain on Visa shares which were carried at a cost basis of $0. This gain was recognized within the gain on sale of other on the Condensed Consolidated Statements of Operations. There were no additional such securities sold during the six months ended March 31, 2025.

Equity Securities Impairment. The Company evaluates impairment for investments held at cost on at least an annual basis based on the ultimate recoverability of the par value. All other equity investments, including those under the equity method, are reviewed for other-than-temporary impairment on at least a quarterly basis. The Company recognized no impairment for such investments for the six months ended March 31, 2025 and 2024.

NOTE 5. LOANS AND LEASES, NET

Loans and leases consist of the following:

(Dollars in thousands)	March 31, 2025	September 30, 2024
Term lending	$1,766,432	$1,554,641
Asset-based lending	542,483	471,897
Factoring	224,520	362,295
Lease financing	134,856	152,174
SBA/USDA	701,736	568,628
Other commercial finance	154,728	185,964
Commercial finance	3,524,755	3,295,599
Consumer finance	246,202	248,800
Tax services	55,973	8,825
Warehouse finance	643,124	517,847
Total loans and leases	4,470,054	4,071,071
Net deferred loan origination costs (fees)	(5,184)	4,124
Total gross loans and leases	4,464,870	4,075,195
Allowance for credit losses	(102,890)	(71,765)
Total loans and leases, net	$4,361,980	$4,003,430

During the six months ended March 31, 2025 and 2024, the Company originated $1.38 billion and $933.8 million of commercial finance and consumer finance as held for sale, respectively.

The Company sold held for sale loans resulting in proceeds of $1.15 billion and a $19.8 million gain on sale during the six months ended March 31, 2025. The Company sold held for sale loans resulting in proceeds of $969.0 million and a $1.4 million gain on sale during the six months ended March 31, 2024. Gains and losses from the sale of loans and leases are included in secondary market revenue on the Condensed Consolidated Statements of Operations.

See Note 3. Divestitures to the Condensed Consolidated Financial Statements for further information on the sale of the Company's commercial insurance premium finance business.

Loans purchased and sold by portfolio segment, including participation interests, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2025	2024	2025	2024
Loans Purchased
Loans held for investment:
Commercial finance	$—	$—	$19,540	$—
Warehouse finance	27,292	73,701	147,111	163,091
Total purchases	$27,292	$73,701	$166,651	$163,091
Loans Sold
Loans held for sale:
Commercial finance	$182,667	$21,173	$248,469	$25,045
Consumer finance	491,761	321,489	1,044,391	943,953
Total sales	$674,428	$342,662	$1,292,860	$968,998

Leasing Portfolio. The net investment in direct financing and sales-type leases was comprised of the following:

(Dollars in thousands)	March 31, 2025	September 30, 2024
Minimum lease payments receivable	$145,382	$162,757
Unguaranteed residual assets	7,621	9,300
Unamortized initial direct costs	82	102
Unearned income	(18,145)	(19,883)
Total net investment in direct financing and sales-type leases	$134,940	$152,276

The components of total lease income were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2025	2024	2025	2024
Interest income - loans and leases
Interest income on net investments in direct financing and sales-type leases	$2,800	$2,853	$5,987	$5,961

Leasing and equipment finance noninterest income
Lease income from operating lease payments	12,930	13,605	26,379	26,860
Other(1)	1,139	869	2,446	1,593
Total leasing and equipment finance noninterest income	14,069	14,474	28,825	28,453
Total lease income	$16,869	$17,327	$34,812	$34,414
(1) Other leasing and equipment finance noninterest income consists of gains (losses) on sales of leased equipment, fees and service charges on leases and gains (losses) on sales of leases.

Undiscounted future minimum lease payments receivable for direct financing and sales-type leases, and a reconciliation to the carrying amount recorded at March 31, 2025 were as follows:

(Dollars in thousands)
Remaining in 2025	$29,353
2026	45,692
2027	31,293
2028	19,336
2029	12,939
Thereafter	6,769
Total undiscounted future minimum lease payments receivable for direct financing and sales-type leases	145,382
Third-party residual value guarantees	—
Total carrying amount of minimum lease payments for direct financing and sales-type leases	$145,382

The Company did not record any contingent rental income from direct financing and sales-type leases in the six months ended March 31, 2025.

A number of factors that began to affect the economic environment in 2023 have continued into 2025, including economic uncertainty, inflation, increased interest rates, with the Federal Reserve beginning to lower the target federal funds rate at the end of 2024, and geopolitical conflict. Since early 2025, global markets and the U.S. economy have also experienced disruption and volatility resulting from tariffs and other policies of the U.S. administration, which may continue during the remainder of 2025. Management continues to evaluate the loan and lease portfolio in order to assess the impact on repayment sources and underlying collateral that could result in additional losses and the impact to our customers and businesses as a result of these factors impacting the economy and will refine its estimate as developments occur and more information becomes available.

Activity in the allowance for credit losses by portfolio segment was as follows:

(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Three Months Ended March 31, 2025
Allowance for credit losses:
Term lending	$29,925	$1,384	$(6,208)	$1,118	$26,219
Asset-based lending	1,762	440	(172)	—	2,030
Factoring	5,765	(767)	(96)	32	4,934
Lease financing	881	1,374	(1,019)	7	1,243
SBA/USDA	3,807	775	(609)	48	4,021
Other commercial finance	421	(37)	—	—	384
Commercial finance	42,561	3,169	(8,104)	1,205	38,831
Consumer finance	30,361	5,563	(6,897)	608	29,635
Tax services	790	26,178	—	6,813	33,781
Warehouse finance	625	18	—	—	643
Total loans and leases	74,337	34,928	(15,001)	8,626	102,890
Unfunded commitments(1)	513	338	—	—	851
Total	$74,850	$35,266	$(15,001)	$8,626	$103,741

	(As Restated)
	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Three Months Ended March 31, 2024
Allowance for credit losses:
Term lending	$27,013	$6,303	$(5,176)	$487	$28,627
Asset-based lending	1,370	(254)	—	99	1,215
Factoring	7,433	(623)	(12)	16	6,814
Lease financing	4,008	(2,547)	28	62	1,551
Insurance premium finance	2,123	(532)	(295)	113	1,409
SBA/USDA	3,289	(347)	—	—	2,942
Other commercial finance	3,312	(1,592)	—	—	1,720
Commercial finance	48,548	408	(5,455)	777	44,278
Consumer finance	41,635	3,923	(10,823)	346	35,081
Tax services	507	25,221	—	5,800	31,528
Warehouse finance	350	45	—	—	395
Total loans and leases	91,040	29,597	(16,278)	6,923	111,282
Unfunded commitments(1)	596	147	—	—	743
Total	$91,636	$29,744	$(16,278)	$6,923	$112,025
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.

(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Six Months Ended March 31, 2025
Allowance for credit losses:
Term lending	$30,394	$8,673	$(14,583)	$1,735	$26,219
Asset-based lending	1,356	846	(172)	—	2,030
Factoring	5,757	(937)	(170)	284	4,934
Lease financing	1,189	1,127	(1,082)	9	1,243
Insurance premium finance	—	91	(93)	2	—
SBA/USDA	3,273	1,606	(906)	48	4,021
Other commercial finance	607	(223)	—	—	384
Commercial finance	42,576	11,183	(17,006)	2,078	38,831
Consumer finance	28,669	14,984	(14,981)	963	29,635
Tax services	2	27,479	(741)	7,041	33,781
Warehouse finance	518	125	—	—	643
Total loans and leases	71,765	53,771	(32,728)	10,082	102,890
Unfunded commitments(1)	695	156	—	—	851
Total	$72,460	$53,927	$(32,728)	$10,082	$103,741

	(As Restated)
	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Six Months Ended March 31, 2024
Allowance for credit losses:
Term lending	$25,686	$12,125	$(10,297)	$1,113	$28,627
Asset-based lending	2,738	(1,764)	—	241	1,215
Factoring	6,566	128	(35)	155	6,814
Lease financing	3,302	(1,781)	(125)	155	1,551
Insurance premium finance	2,637	(771)	(660)	203	1,409
SBA/USDA	2,962	(20)	—	—	2,942
Other commercial finance	3,089	(1,369)	—	—	1,720
Commercial finance	46,980	6,548	(11,117)	1,867	44,278
Consumer finance	49,496	3,888	(18,924)	621	35,081
Tax services	2	26,577	(1,145)	6,094	31,528
Warehouse finance	377	18	—	—	395
Total loans and leases	96,855	37,031	(31,186)	8,582	111,282
Unfunded commitments(1)	272	471	—	—	743
Total	$97,127	$37,502	$(31,186)	$8,582	$112,025
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.

Information on loans and leases that are deemed to be collateral dependent and are evaluated individually for the ACL was as follows:

(Dollars in thousands)	March 31, 2025	September 30, 2024
Term lending	$15,510	$15,491
Asset-based lending	783	—
Factoring	1,126	—
Lease financing	4,137	5,300
SBA/USDA	2,390	1,419
Commercial finance(1)	23,946	22,210
Total	$23,946	$22,210
(1) For commercial finance, collateral dependent financial assets have collateral in the form of cash, equipment, or other business assets.
Management has identified certain structured finance credits for alternative energy projects in which a substantial cash collateral account has been established to mitigate credit risk. Due to the nature of the transactions and significant cash collateral positions, these credits are evaluated individually. The balance of these pass rated cash collateral loans totaled $117.5 million and $105.1 million at March 31, 2025 and at September 30, 2024, respectively.

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

The Company has various portfolios of consumer finance and tax services loans that present unique risks that are statistically managed. Due to the unique risks associated with these portfolios, the Company monitors other credit quality indicators in its evaluation of the appropriateness of the ACL on these portfolios, and as such, these loans are not included in the asset classification table below. The outstanding balances of consumer finance loans and tax services loans were $246.2 million and $56.0 million at March 31, 2025, respectively, and $248.8 million and $8.8 million at September 30, 2024, respectively.

The amortized cost basis of loans and leases by asset classification and year of origination was as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
March 31, 2025	2025	2024	2023	2022	2021	Prior
Term lending
Pass	$367,175	$492,482	$320,262	$117,245	$63,969	$47,725	$—	$1,408,858
Watch	18,687	30,695	84,454	7,886	17,374	13,247	—	172,343
Special mention	1,100	54,125	5,543	607	16,579	93	—	78,047
Substandard	242	12,821	28,643	24,521	16,044	21,082	—	103,353
Doubtful	—	49	954	948	1,724	156	—	3,831
Total	387,204	590,172	439,856	151,207	115,690	82,303	—	1,766,432
Current period charge-offs	—	7,637	3,998	2,032	656	260	—	14,583
Asset-based lending
Pass	—	—	—	—	—	—	294,029	294,029
Watch	—	—	—	—	—	—	221,559	221,559
Special mention	—	—	—	—	—	—	13,046	13,046
Substandard	—	—	—	—	—	—	13,777	13,777
Doubtful	—	—	—	—	—	—	72	72
Total	—	—	—	—	—	—	542,483	542,483
Current period charge-offs	—	—	—	—	—	—	172	172
Factoring
Pass	—	—	—	—	—	—	173,851	173,851
Watch	—	—	—	—	—	—	46,897	46,897
Special mention	—	—	—	—	—	—	1,061	1,061
Substandard	—	—	—	—	—	—	2,292	2,292
Doubtful	—	—	—	—	—	—	419	419
Total	—	—	—	—	—	—	224,520	224,520
Current period charge-offs	—	—	—	—	—	—	170	170
Lease financing
Pass	16,997	35,768	38,520	7,522	3,118	6,254	—	108,179
Watch	1,457	3,148	2,979	1,475	1,974	1,783	—	12,816
Special mention	—	—	220	—	325	—	—	545
Substandard	—	—	6,116	1,839	4,260	1,060	—	13,275
Doubtful	—	—	—	—	2	39	—	41
Total	18,454	38,916	47,835	10,836	9,679	9,136	—	134,856
Current period charge-offs	—	—	16	—	1,005	61	—	1,082
Insurance premium finance
Current period charge-offs	—	62	31	—	—	—	—	93
SBA/USDA
Pass	100,469	102,236	172,239	161,572	18,827	48,008	—	603,351
Watch	903	6,218	118	9,791	1,000	12,955	—	30,985
Special mention	—	—	—	2,548	482	1,787	—	4,817

Substandard	70	2,291	18,115	14,042	2,875	24,546	—	61,939
Doubtful	—	—	376	55	55	158	—	644
Total	101,442	110,745	190,848	188,008	23,239	87,454	—	701,736
Current period charge-offs	—	—	171	—	—	735	—	906
Other commercial finance
Pass	625	62,895	2,150	127	12,181	66,083	—	144,061
Watch	—	—	2,447	—	—	—	—	2,447
Substandard	—	—	479	—	7,741	—	—	8,220
Total	625	62,895	5,076	127	19,922	66,083	—	154,728
Current period charge-offs	—	—	—	—	—	—	—	—
Warehouse finance
Pass	—	—	—	—	—	—	643,124	643,124
Total	—	—	—	—	—	—	643,124	643,124
Current period charge-offs	—	—	—	—	—	—	—	—
Total loans and leases
Pass	485,266	693,381	533,171	286,466	98,095	168,070	1,111,004	3,375,453
Watch	21,047	40,061	89,998	19,152	20,348	27,985	268,456	487,047
Special mention	1,100	54,125	5,763	3,155	17,386	1,880	14,107	97,516
Substandard	312	15,112	53,353	40,402	30,920	46,688	16,069	202,856
Doubtful	—	49	1,330	1,003	1,781	353	491	5,007
Total	$507,725	$802,728	$683,615	$350,178	$168,530	$244,976	$1,410,127	$4,167,879
Current period charge-offs	$—	$7,699	$4,216	$2,032	$1,661	$1,056	$342	$17,006

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
September 30, 2024	2024	2023	2022	2021	2020	Prior
Term lending
Pass	$548,597	$398,832	$117,180	$77,585	$42,950	$24,166	$—	$1,209,310
Watch	47,765	52,317	34,964	31,025	2,720	2,312	—	171,103
Special mention	44,617	3,106	9,121	14,772	7,238	2	—	78,856
Substandard	9,798	24,187	18,537	11,660	18,894	2,631	—	85,707
Doubtful	4,314	1,465	2,247	758	114	767	—	9,665
Total	655,091	479,907	182,049	135,800	71,916	29,878	—	1,554,641
Current period charge-offs	114	3,102	8,502	3,576	2,184	715	—	18,193
Asset-based lending
Pass	—	—	—	—	—	—	233,268	233,268
Watch	—	—	—	—	—	—	221,521	221,521
Special mention	—	—	—	—	—	—	13,187	13,187
Substandard	—	—	—	—	—	—	3,921	3,921
Total	—	—	—	—	—	—	471,897	471,897
Current period charge-offs	—	—	—	—	—	—	—	—
Factoring
Pass	—	—	—	—	—	—	292,436	292,436
Watch	—	—	—	—	—	—	62,270	62,270
Special mention	—	—	—	—	—	—	271	271
Substandard	—	—	—	—	—	—	7,306	7,306
Doubtful	—	—	—	—	—	—	12	12
Total	—	—	—	—	—	—	362,295	362,295
Current period charge-offs	—	—	—	—	—	—	2,453	2,453
Lease financing
Pass	44,883	48,851	12,862	7,101	7,938	1,733	—	123,368
Watch	1,837	3,537	370	6,264	1,362	40	—	13,410
Special mention	—	250	—	—	174	—	—	424
Substandard	—	6,691	2,723	2,717	2,069	603	—	14,803

Doubtful	—	—	—	138	31	—	—	169
Total	46,720	59,329	15,955	16,220	11,574	2,376	—	152,174
Current period charge-offs	—	—	—	207	80	—	—	287
Insurance premium finance
Current period charge-offs	86	890	173	—	—	—	—	1,149
SBA/USDA
Pass	60,636	171,136	179,490	20,825	28,588	39,319	—	499,994
Watch	5,244	6,967	—	639	10	3,026	—	15,886
Special mention	—	—	—	156	—	363	—	519
Substandard	1,037	15,923	12,158	2,003	9,519	11,134	—	51,774
Doubtful	—	185	55	55	62	98	—	455
Total	66,917	194,211	191,703	23,678	38,179	53,940	—	568,628
Current period charge-offs	—	549	79	—	127	—	—	755
Other commercial finance
Pass	73,330	2,210	6,685	12,351	1,274	70,203	—	166,053
Watch	—	2,480	—	—	—	—	—	2,480
Substandard	—	508	—	16,923	—	—	—	17,431
Total	73,330	5,198	6,685	29,274	1,274	70,203	—	185,964
Current period charge-offs	—	—	—	—	—	—	—	—
Warehouse finance
Pass	—	—	—	—	—	—	517,847	517,847
Total	—	—	—	—	—	—	517,847	517,847
Current period charge-offs	—	—	—	—	—	—	—	—
Total loans and leases
Pass	727,446	621,029	316,217	117,862	80,750	135,421	1,043,551	3,042,276
Watch	54,846	65,301	35,334	37,928	4,092	5,378	283,791	486,670
Special mention	44,617	3,356	9,121	14,928	7,412	365	13,458	93,257
Substandard	10,835	47,309	33,418	33,303	30,482	14,368	11,227	180,942
Doubtful	4,314	1,650	2,302	951	207	865	12	10,301
Total	$842,058	$738,645	$396,392	$204,972	$122,943	$156,397	$1,352,039	$3,813,446
Current period charge-offs	$200	$4,541	$8,754	$3,783	$2,391	$715	$2,453	$22,837

Past due loans and leases were as follows:

	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Nonaccrual Balance	Total
March 31, 2025
Loans held for sale	$—	$—	$—	$—	$45,767	$45,767	$—	$—	$—

Term lending	23,308	9,380	10,724	43,412	1,723,020	1,766,432	7	23,080	23,087
Asset-based lending	—	—	—	—	542,483	542,483	—	719	719
Factoring	—	—	—	—	224,520	224,520	—	1,613	1,613
Lease financing	13,318	468	4,159	17,945	116,911	134,856	—	4,689	4,689
SBA/USDA	4,535	5,085	3,390	13,010	688,726	701,736	1,352	5,948	7,300
Other commercial finance	—	—	—	—	154,728	154,728	—	—	—
Commercial finance	41,161	14,933	18,273	74,367	3,450,388	3,524,755	1,359	36,049	37,408
Consumer finance	3,922	2,769	2,398	9,089	237,113	246,202	2,398	—	2,398
Tax services	1,036	—	—	1,036	54,937	55,973	—	—	—
Warehouse finance	—	—	—	—	643,124	643,124	—	—	—
Total loans and leases held for investment	46,119	17,702	20,671	84,492	4,385,562	4,470,054	3,757	36,049	39,806
Total loans and leases	$46,119	$17,702	$20,671	$84,492	$4,431,329	$4,515,821	$3,757	$36,049	$39,806

September 30, 2024
Loans held for sale	$2,266	$1,361	$1,050	$4,677	$687,011	$691,688	$1,050	$—	$1,050

Term lending	19,776	5,124	17,694	42,594	1,512,047	1,554,641	1,923	23,462	25,385
Asset-based lending	—	—	—	—	471,897	471,897	—	—	—
Factoring	—	—	—	—	362,295	362,295	—	29	29
Lease financing	3,605	1,595	109	5,309	146,865	152,174	60	746	806
SBA/USDA	—	952	2,172	3,124	565,504	568,628	331	2,175	2,506
Other commercial finance	—	—	—	—	185,964	185,964	—	—	—
Commercial finance	23,381	7,671	19,975	51,027	3,244,572	3,295,599	2,314	26,412	28,726
Consumer finance	3,962	3,186	3,053	10,201	238,599	248,800	3,053	—	3,053
Tax services	—	—	8,733	8,733	92	8,825	8,733	—	8,733
Warehouse finance	—	—	—	—	517,847	517,847	—	—	—
Total loans and leases held for investment	27,343	10,857	31,761	69,961	4,001,110	4,071,071	14,100	26,412	40,512
Total loans and leases	$29,609	$12,218	$32,811	$74,638	$4,688,121	$4,762,759	$15,150	$26,412	$41,562

Nonaccrual loans and leases by year of origination were as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
March 31, 2025	2025	2024	2023	2022	2021	Prior
Term lending	$—	$1,027	$3,058	$4,559	$11,552	$2,884	$—	$23,080	$8,109
Asset-based lending	—	—	—	—	—	—	719	719	—
Factoring	—	—	—	—	—	—	1,613	1,613	—
Lease financing	—	—	454	—	3,488	747	—	4,689	4,137
SBA/USDA	—	3,547	1,504	411	83	403	—	5,948	—
Commercial finance	—	4,574	5,016	4,970	15,123	4,034	2,332	36,049	12,246
Total nonaccrual loans and leases	$—	$4,574	$5,016	$4,970	$15,123	$4,034	$2,332	$36,049	$12,246

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
September 30, 2024	2024	2023	2022	2021	2020	Prior
Term lending	$9,281	$3,433	$5,369	$1,386	$625	$3,368	$—	$23,462	$2,579
Factoring	—	—	—	—	—	—	29	29	—
Lease financing	—	577	11	46	2	110	—	746	—
SBA/USDA	—	738	55	55	742	585	—	2,175	681
Commercial finance	9,281	4,748	5,435	1,487	1,369	4,063	29	26,412	3,260
Total nonaccrual loans and leases	$9,281	$4,748	$5,435	$1,487	$1,369	$4,063	$29	$26,412	$3,260

Loans and leases that are 90 days or more delinquent and accruing by year of origination were as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
March 31, 2025	2025	2024	2023	2022	2021	Prior
Term lending	$—	$—	$—	$—	$—	$7	$—	$7
SBA/USDA	—	—	1,352	—	—	—	—	1,352
Commercial finance	—	—	1,352	—	—	7	—	1,359
Consumer finance	266	896	1,037	190	9	—	—	2,398
Total loans and leases held for investment	266	896	2,389	190	9	7	—	3,757
Total 90 days or more delinquent and accruing	$266	$896	$2,389	$190	$9	$7	$—	$3,757

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
September 30, 2024	2024	2023	2022	2021	2020	Prior
Loans held for sale	$1,031	$19	$—	$—	$—	$—	$—	$1,050
Term lending	—	621	354	719	217	12	—	1,923
Lease financing	—	—	—	2	58	—	—	60
SBA/USDA	—	—	331	—	—	—	—	331
Commercial finance	—	621	685	721	275	12	—	2,314
Consumer finance	736	1,841	388	88	—	—	—	3,053
Tax services	8,733	—	—	—	—	—	—	8,733
Total loans and leases held for investment	9,469	2,462	1,073	809	275	12	—	14,100
Total 90 days or more delinquent and accruing	$10,500	$2,481	$1,073	$809	$275	$12	$—	$15,150

Certain loans and leases 90 days or more past due as to interest or principal continue to accrue because they are (1) well-secured and in the process of collection or (2) consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due.

The following table provides the average recorded investment in nonaccrual loans and leases:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2025	2024	2025	2024
Term lending	$27,521	$18,999	$25,365	$18,209
Asset-based lending	530	82	555	4,896
Factoring	1,398	5,745	831	3,463
Lease financing	4,887	1,639	3,226	1,631
SBA/USDA	3,096	2,329	2,498	1,908
Commercial finance	37,432	28,794	32,475	30,107
Total loans and leases	$37,432	$28,794	$32,475	$30,107

The recognized interest income on the Company's nonaccrual loans and leases for the three and six months ended March 31, 2025 and 2024 was not significant.

Modifications made to borrowers experiencing financial difficulty during the three and six months ended March 31, 2025 were $5.9 million and $9.1 million, respectively, in the commercial finance loan portfolio. The types of modifications granted were term extensions. Modifications made to borrowers experiencing financial difficulty during the three and six months ended March 31, 2024 were $1.6 million in the commercial finance loan portfolio.

During the six months ended March 31, 2025, the Company had $6.1 million of commercial finance loans where a modification was granted in the previous 12 months in which there was a payment default. As of March 31, 2025, no modifications granted during the current six month period were in the 60-89 days past due category. During the six months ended March 31, 2024, the Company had no modifications granted in the previous 12 months in which there was a payment default.

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

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted earnings per share is presented below.

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
		(As Restated)		(As Restated)
Basic income per common share:
Net income attributable to Pathward Financial, Inc.	$74,957	$69,918	$104,923	$104,817
Dividends and undistributed earnings allocated to participating securities	(264)	(562)	(402)	(839)
Basic net earnings available to common stockholders	74,693	69,356	104,521	103,978
Undistributed earnings allocated to nonvested restricted stockholders	260	552	393	819
Reallocation of undistributed earnings to nonvested restricted stockholders	(259)	(551)	(392)	(818)
Diluted net earnings available to common stockholders	$74,694	$69,357	$104,522	$103,979

Total weighted-average basic common shares outstanding	23,657,145	25,281,743	23,941,980	25,529,186
Effect of dilutive securities(1)
PSUs	118,878	29,401	97,040	26,470
Total effect of dilutive securities	118,878	29,401	97,040	26,470
Total weighted-average diluted common shares outstanding	23,776,023	25,311,144	24,039,020	25,555,656

Net earnings per common share:
Basic earnings per common share	$3.16	$2.74	$4.37	$4.07
Diluted earnings per common share(2)	$3.14	$2.74	$4.35	$4.07
(1) Represents the effect of the assumed vesting of PSUs and restricted stock, as applicable, utilizing the treasury stock method.
(2) Excluded from the computation of diluted earnings per share for the three months ended March 31, 2025 and 2024, respectively, were 83,665 and 204,877 weighted average share of nonvested restricted stock because their inclusion would be anti-dilutive. Excluded from the computation of diluted earnings per share for the six months ended March 31, 2025 and 2024, respectively, were 92,172 and 206,060 weighted average shares of nonvested restricted stock because their inclusion would be anti-dilutive.

NOTE 7. RENTAL EQUIPMENT, NET

Rental equipment consists of the following:

(Dollars in thousands)	March 31, 2025	September 30, 2024
Computers and IT networking equipment	$12,254	$21,308
Motor vehicles and other	152,871	140,920
Other furniture and equipment	38,836	38,755
Solar panels and equipment	133,964	128,296
Total	337,925	329,279

Accumulated depreciation	(136,665)	(124,987)
Unamortized initial direct costs	934	1,047
Net book value	$202,194	$205,339

Future minimum lease payments expected to be received for operating leases at March 31, 2025 were as follows:

(Dollars in thousands)
Remaining in 2025	$21,322
2026	36,044
2027	27,855
2028	19,116
2029	13,262
Thereafter	6,366
Total	$123,965

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

The Company held a total of $297.9 million of goodwill at March 31, 2025. The recorded goodwill is a result of multiple business combinations that occurred from 2015 to 2018. During the six months ended March 31, 2025, the Company closed on the sale of the commercial insurance premium finance business and derecognized the goodwill associated with that reporting unit. The goodwill was included in the carrying amount of the disposed business. See Note 3. Divestitures to the Condensed Consolidated Financial Statements for further information.

The changes in the carrying amount of the Company's goodwill were as follows:

(Dollars in thousands)	Consumer	Commercial	Corporate Services/Other	Total
September 30, 2024	$87,145	$222,360	$—	$309,505
Divestiture	—	(11,577)	—	(11,577)
March 31, 2025	$87,145	$210,783	$—	$297,928

September 30, 2023	$87,145	$222,360	$—	$309,505
March 31, 2024	$87,145	$222,360	$—	$309,505

The changes in the carrying amount of the Company’s intangible assets during the six months ended March 31, 2025 include certain intangibles disposed of as part of the commercial insurance premium finance business sale. The relevant intangibles were included in the carrying amount of the disposed business. See Note 3. Divestitures to the Condensed Consolidated Financial Statements for further information.

(Dollars in thousands)	Trademark(1)	Non-Compete	Customer Relationships(2)	All Others(3)	Total
September 30, 2024	$6,422	$—	$6,566	$3,601	$16,589
Amortization during the period	(538)	—	(1,064)	(292)	(1,894)
Write-offs and disposals during the period	—	—	(631)	—	(631)
March 31, 2025	$5,884	$—	$4,871	$3,309	$14,064

Gross carrying amount	$13,774	$301	$70,338	$7,732	$92,145
Accumulated amortization	(7,890)	(301)	(54,549)	(4,270)	(67,010)
Accumulated impairment	—	—	(10,918)	(153)	(11,071)
March 31, 2025	$5,884	$—	$4,871	$3,309	$14,064

September 30, 2023	$7,477	$—	$9,110	$4,133	$20,720
Amortization during the period	(527)	—	(1,431)	(266)	(2,224)
March 31, 2024	$6,950	$—	$7,679	$3,867	$18,496

Gross carrying amount	$13,774	$301	$77,578	$7,798	$99,451
Accumulated amortization	(6,824)	(301)	(58,981)	(3,712)	(69,818)
Accumulated impairment	—	—	(10,918)	(219)	(11,137)
March 31, 2024	$6,950	$—	$7,679	$3,867	$18,496
(1) Book amortization period of 5-15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 10-30 years. Amortized using the accelerated method.
(3) Book amortization period of 3-20 years. Amortized using the straight line method.

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in the remaining six months of fiscal 2025 and subsequent fiscal years at March 31, 2025 was as follows:

(Dollars in thousands)
Remaining in 2025	$1,562
2026	3,103
2027	2,483
2028	2,194
2029	1,581
Thereafter	3,141
Total anticipated intangible amortization	$14,064

There were no impairments to intangible assets during the six months ended March 31, 2025 and 2024. Intangible impairment expense is recorded within the impairment expense line of the Condensed Consolidated Statements of Operations.

NOTE 9. OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease right-of-use ("ROU") assets, included in other assets, were $24.1 million and $24.4 million at March 31, 2025 and September 30, 2024, respectively.

Operating lease liabilities, included in accrued expenses and other liabilities, were $25.2 million and $26.0 million at March 31, 2025 and September 30, 2024, respectively.

The decreases in lease ROU assets and liabilities relate to normal amortization and lease payments made during the six months ended March 31, 2025, but also include adjustments for lease assignments that occurred as a result of the commercial insurance premium finance business sale during the first quarter. Two office locations, Newport Beach, California and Addison, Texas, were included in the sale of the commercial insurance premium finance business and the relevant lease ROU assets and liabilities are no longer reflected in the Company's Condensed Consolidated Financial Statements after the transaction closed. The derecognition of the relevant lease ROU assets and liabilities resulted in a $0.5 million gain on remeasurement that was recognized as part of the overall gain on divestitures from the commercial insurance premium finance business sale. See Note 3. Divestitures to the Condensed Consolidated Financial Statements for further information.

Undiscounted future minimum operating lease payments and a reconciliation to the amount recorded as operating lease liabilities at March 31, 2025 were as follows:

(Dollars in thousands)
Remaining in 2025	$1,822
2026	3,391
2027	3,306
2028	3,397
2029	3,436
Thereafter	13,107
Total undiscounted future minimum lease payments	28,459
Discount	(3,210)
Total operating lease liabilities	$25,249

The weighted-average discount rate and remaining lease term for operating leases were as follows:

	March 31, 2025	September 30, 2024
Weighted-average discount rate	2.67%	2.45%
Weighted-average remaining lease term (years)	8.41	8.78

The components of total lease costs for operating leases were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2025	2024	2025	2024
Lease expense	$998	$992	$1,917	$2,017
Short-term and variable lease cost	23	30	44	23
Sublease income	(351)	(269)	(703)	(639)
Total lease cost for operating leases	$670	$753	$1,258	$1,401

NOTE 10. STOCKHOLDERS' EQUITY

Repurchase of Common Stock. The Company's Board of Directors authorized the September 3, 2021 share repurchase program to repurchase up to 6,000,000 shares of the Company's outstanding common stock. This authorization was effective from September 3, 2021 through September 30, 2024, with 146,435 shares authorized by this repurchase program not repurchased when it expired. On August 25, 2023, the Company's Board of Directors announced a share repurchase program to repurchase up to an additional 7,000,000 shares of the Company's outstanding common stock on or before September 30, 2028. During the six months ended March 31, 2025 and 2024, the Company repurchased 1,277,664 and 996,773 shares, respectively, as part of the share repurchase programs.

Under the repurchase programs, repurchased shares were retired and designated as authorized but unissued shares. The Company accounts for repurchased shares using the par value method under which the repurchase price is credited to paid-in capital up to the par value of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. As of March 31, 2025, 5,722,336 shares of common stock remained available for repurchase.

For the six months ended March 31, 2025 and 2024, the Company also repurchased 66,446 and 122,452 shares, or $4.6 million and $5.8 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Retirement of Treasury Stock. The Company accounts for the retirement of repurchased shares, including treasury stock, using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. The Company retired no shares of common stock held in treasury during the six months ended March 31, 2025 and 2024.

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

The following tables show the activity of share awards (including shares of restricted stock subject to vesting, fully-vested restricted stock, and PSUs) granted, exercised or forfeited under all of the Company's incentive plans during the six months ended March 31, 2025.

	Number of Shares	Weighted Average Fair Value at Grant
Restricted Stock Awards
Nonvested shares outstanding, September 30, 2024	248,670	$41.19
Granted	15,600	77.42
Vested	(179,669)	41.24
Forfeited or expired	(1,055)	50.15
Nonvested shares outstanding, March 31, 2025	83,546	$47.75
Restricted Stock Units
Nonvested shares outstanding, September 30, 2024	—	$—
Granted	86,200	79.51
Vested	—	—
Forfeited or expired	(572)	79.63
Nonvested shares outstanding, March 31, 2025	85,628	$79.51
	Number of Units	Weighted Average Fair Value at Grant
PSUs
PSUs outstanding, September 30, 2024	142,462	$47.24
Granted	34,208	79.47
Vested	(34,304)	57.21
Forfeited or expired	—	—
PSUs outstanding, March 31, 2025	142,366	$52.59

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

As of March 31, 2025, stock-based compensation expense not yet recognized in income totaled $11.7 million, which is expected to be recognized over a weighted average remaining period of 1.78 years.

NOTE 12. INCOME TAXES

The Company recorded an income tax expense of $22.2 million for the six months ended March 31, 2025, resulting in an effective tax rate of 17.38%, compared to an income tax expense of $24.6 million, or an effective tax rate of 18.95%, for the six months ended March 31, 2024. The Company’s effective tax rate was lower than the U.S. statutory rate of 21% primarily because of the effect of investment tax credits during fiscal year 2025. The Company's effective tax rate in the future will depend in part on actual investment tax credits generated from qualified renewable energy property.

The table below compares the income tax expense components for the periods presented.

	Six Months Ended March 31,
	2025	2024
(Dollars in thousands)		(As Restated)
Provision at statutory rate	$26,690	$27,183
Tax-exempt income	(319)	(341)
State income taxes	4,773	5,172
Interim period effective rate adjustment	(4,375)	4,351
Tax credit investments, net - federal	(3,694)	(11,363)
IRC 162(m) nondeductible compensation	605	340
Other, net	(1,509)	(719)
Income tax expense	$22,171	$24,623
Effective tax rate	17.38%	18.95%

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

(Dollars in thousands)	Consumer		Commercial		Corporate Services/Other		Consolidated Company
		(As Restated)		(As Restated)		(As Restated)		(As Restated)
Three Months Ended March 31,	2025	2024	2025	2024	2025	2024	2025	2024
Net interest income(1)	$75,633	$67,280	$41,987	$44,493	$18,659	$16,861	$136,279	$128,634
Noninterest income:
Refund transfer product fees	32,663	28,942	—	—	—	—	32,663	28,942
Refund advance and other tax fee income(1)	48,585	43,200	—	—	—	—	48,585	43,200
Card and deposit fees	30,583	35,097	202	241	8	6	30,793	35,344
Rental income(1)	—	—	12,990	13,594	210	126	13,200	13,720
(Loss) on sale of securities(1)	—	—	—	—	(7,228)	—	(7,228)	—
(Loss) on divestitures(1)	—	—	—	—	(1,360)	—	(1,360)	—
Secondary market revenue(1)	(25)	16	2,074	1,385	13,329	—	15,378	1,401
Gain on sale of other(1)	—	—	627	222	—	72	627	294
Other income(1)	2,221	2,432	2,225	2,307	1,420	1,305	5,866	6,044
Total noninterest income	114,027	109,687	18,118	17,749	6,379	1,509	138,524	128,945
Revenue	$189,660	$176,967	$60,105	$62,242	$25,038	$18,370	$274,803	$257,579

Six Months Ended March 31,
Net interest income(1)	$156,694	$136,202	$85,280	$89,699	$19,554	$21,660	$261,528	$247,561
Noninterest income:
Refund transfer product fees	33,073	29,364	—	—	—	—	33,073	29,364
Refund advance and other tax fee income(1)	49,110	43,311	—	—	—	—	49,110	43,311
Card and deposit fees	59,411	65,604	434	477	14	13	59,859	66,094
Rental income(1)	—	—	26,498	26,829	410	350	26,908	27,179
(Loss) on sale of securities(1)	—	—	—	—	(22,899)	—	(22,899)	—
Gain on divestitures(1)	—	—	—	—	15,044	—	15,044	—
Secondary market revenue(1)	15	(15)	6,412	1,385	13,328	—	19,755	1,370
Gain on sale of other(1)	—	—	1,158	584	456	2,581	1,614	3,165
Other income(1)	6,020	4,210	4,855	4,473	2,563	2,540	13,438	11,223
Total noninterest income	147,629	142,474	39,357	33,748	8,916	5,484	195,902	181,706
Revenue	$304,323	$278,676	$124,637	$123,447	$28,470	$27,144	$457,430	$429,267
(1) These revenues are not within the scope of Topic 606. Additional details are included in other footnotes to the accompanying financial statements. The scope of Topic 606 explicitly excludes net interest income as well as many other revenues for financial assets and liabilities, including loans, leases, and securities.

Following is a discussion of key revenues within the scope of Topic 606. The Company provides services to customers that have related performance obligations that must be completed to recognize revenue. Revenues are generally recognized immediately upon the completion of the service or over time as services are performed. Any services performed over time generally require that the Company renders services each period; therefore, the Company measures progress in completing these services based upon the passage of time. Revenue from contracts with customers did not generate significant contract assets and liabilities for the six months ended March 31, 2025.

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

The following table presents segment data for the Company:

(Dollars in thousands)	Consumer		Commercial		Corporate Services/Other		Total
		(As Restated)		(As Restated)		(As Restated)		(As Restated)
Three Months Ended March 31,	2025	2024	2025	2024	2025	2024	2025	2024
Net interest income	$75,633	$67,280	$41,987	$44,493	$18,659	$16,861	$136,279	$128,634
Provision for credit loss	31,739	29,144	3,508	555	19	45	35,266	29,744
Noninterest income	114,027	109,687	18,118	17,749	6,379	1,509	138,524	128,945
Noninterest expense	66,948	59,763	33,601	38,130	47,628	42,849	148,177	140,742
Income (loss) before income tax expense	90,973	88,060	22,996	23,557	(22,609)	(24,524)	91,360	87,093

Total assets	431,962	463,212	3,975,353	4,127,524	2,587,471	2,826,073	6,994,786	7,416,809
Total goodwill	87,145	87,145	210,783	222,360	—	—	297,928	309,505
Total deposits	5,633,529	6,063,339	140	7,143	185,540	297,862	5,819,209	6,368,344

Six Months Ended March 31,
Net interest income	$156,694	$136,202	$85,280	$89,699	$19,554	$21,660	$261,528	$247,561
Provision for credit loss	42,463	30,466	11,339	7,018	125	18	53,927	37,502
Noninterest income	147,629	142,474	39,357	33,748	8,916	5,484	195,902	181,706
Noninterest expense	120,327	111,579	66,366	72,986	89,280	77,254	275,973	261,819
Income (loss) before income tax expense	141,533	136,631	46,932	43,443	(60,935)	(50,128)	127,530	129,946

Total assets	431,962	463,212	3,975,353	4,127,524	2,587,471	2,826,073	6,994,786	7,416,809
Total goodwill	87,145	87,145	210,783	222,360	—	—	297,928	309,505
Total deposits	5,633,529	6,063,339	140	7,143	185,540	297,862	5,819,209	6,368,344

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

Derivatives. The Bank's use of derivatives is limited to the Consumer Lending Programs. Under these Programs, the Bank has an agreement with a third party to originate consumer loans that are included in the Bank's held for investment or held for sale portfolios. The third party provides a target return to the Company on the portfolio of loans retained by the Bank and all interest received from borrowers on such loans above the target return and after all charge-offs have been covered is paid to the third party as excess interest and servicing. The primary drivers of the derivative value include the Company's ability to settle the loans at par value and the third party partners' rights of first refusal to purchase loans that the Company intends to sell. The Company estimates the fair value of the derivative instrument using a market approach considering primarily the average interest rate on the underlying loans and the credit spread relative to the risk-free rate in order to validate that the value of the loans is in excess of par and thus the derivative could be settled by either party at no cost. The Company considers this derivative instrument to be within Level 3 of the fair value hierarchy, as it utilizes inputs from sales or securitization transactions involving similar loans. As of March 31, 2025 and September 30, 2024, the Company determined the derivatives had no fair value, respectively, thus eliminating the need for further disclosures regarding Level 3 inputs as outlined in ASC 820.

The following table summarizes the fair values of debt securities AFS and equity securities as they are measured at fair value on a recurring basis.

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2025
Debt securities AFS
Corporate securities	$21,125	$—	$21,125	$—
SBA securities	11,914	—	11,914	—
Obligations of states and political subdivisions	200	—	200	—
Non-bank qualified obligations of states and political subdivisions	192,002	—	192,002	—
Asset-backed securities	157,261	—	157,261	—
Mortgage-backed securities	1,029,018	—	1,029,018	—
Total debt securities AFS	$1,411,520	$—	$1,411,520	$—
Common equities and mutual funds(1)	$3,569	$3,569	$—	$—
Non-marketable equity securities(2)	$12,829	$—	$—	$—

September 30, 2024
Debt securities AFS
Corporate securities	$19,750	$—	$19,750	$—
SBA securities	81,935	—	81,935	—
Obligations of states and political subdivisions	480	—	480	—
Non-bank qualified obligations of states and political subdivisions	217,990	—	217,990	—
Asset-backed securities	189,698	—	189,698	—
Mortgage-backed securities	1,231,368	—	1,231,368	—
Total debt securities AFS	$1,741,221	$—	$1,741,221	$—
Common equities and mutual funds(1)	$3,303	$3,303	$—	$—
Non-marketable equity securities(2)	$11,828	$—	$—	$—
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at March 31, 2025 and September 30, 2024.
(2) Consists of certain non-marketable equity securities that are measured at fair value using net asset value ("NAV") per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

Loans and Leases. The Company does not record loans and leases at fair value on a recurring basis. However, if a loan or lease is individually evaluated for risk of credit loss and repayment is expected to be solely provided by the values of the underlying collateral, the Company measures fair value on a nonrecurring basis. Fair value is determined by the fair value of the underlying collateral less estimated costs to sell. The fair value of the collateral is determined based on the internal estimates and/or assessment provided by third-party appraisers and the valuation relies on discount rates ranging from 3% to 28%.

The following table summarizes the assets of the Company that are measured at fair value in the Condensed Consolidated Statements of Financial Condition on a nonrecurring basis:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2025
Loans and leases, net individually evaluated for credit loss
Commercial finance	$8,900	$—	$—	$8,900
Total loans and leases, net individually evaluated for credit loss	8,900	—	—	8,900
Total	$8,900	$—	$—	$8,900

September 30, 2024
Loans and leases, net individually evaluated for credit loss
Commercial finance	$7,652	$—	$—	$7,652
Total loans and leases, net individually evaluated for credit loss	7,652	—	—	7,652
Total	$7,652	$—	$—	$7,652

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value at March 31, 2025	Fair Value at September 30, 2024	Valuation Technique	Unobservable Input	Range of Inputs
Loans and leases, net individually evaluated for credit loss	$8,900	$7,652	Market approach	Appraised values(1)	3% - 28%
(1) The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimating selling costs and other inputs in a range of 3% to 28%.

Management discloses the estimated fair value of financial instruments, including assets and liabilities on and off the Condensed Consolidated Statements of Financial Condition, for which it is practicable to estimate fair value. These fair value estimates were made at March 31, 2025 and September 30, 2024 based on relevant market information and information about financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, since there is no active market for certain financial instruments of the Company, the estimates of fair value are subjective in nature, involve uncertainties, and include matters of significant judgment. Changes in assumptions as well as tax considerations could significantly affect the estimated values. Accordingly, the aggregate fair value estimates are not intended to represent the underlying value of the Company, on either a going concern or a liquidation basis.

The following tables present the carrying amount and estimated fair value of the financial instruments held by the Company:

	March 31, 2025
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$254,249	$254,249	$254,249	$—	$—
Debt securities available for sale	1,411,520	1,411,520	—	1,411,520	—
Debt securities held to maturity	31,335	26,492	—	26,492	—
Common equities and mutual funds(1)	3,569	3,569	3,569	—	—
Non-marketable equity securities(1)(2)	22,528	22,528	—	9,699	—
Loans held for sale	45,767	45,767	—	45,767	—
Loans and leases	4,470,054	4,418,831	—	—	4,418,831
Federal Reserve Bank and Federal Home Loan Bank stocks	24,276	24,276	—	24,276	—
Accrued interest receivable	37,081	37,081	37,081	—	—
Financial liabilities
Deposits	5,819,209	5,819,118	5,814,996	4,122	—
Other short- and long-term borrowings	33,405	32,977	—	32,977	—
Accrued interest payable	183	183	183	—	—
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at March 31, 2025.
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

NOTE 16. SUBSEQUENT EVENTS

Management has evaluated subsequent events that occurred after March 31, 2025. During this period, up to the filing date of this Quarterly Report on Form 10-Q, management did not identify any material subsequent events that would require recognition or disclosure in our Condensed Consolidated Financial Statements as of or for the quarter ended March 31, 2025.

NOTE 17. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its unaudited historical condensed consolidated financial statements as of March 31, 2024 and for the three and six months ended March 31, 2024 to correct for identified errors in its accounting for allowance for credit losses, interest income, provision for credit losses, and noninterest expense. In addition, the Company has corrected other unrelated immaterial errors which were previously not recorded or not recorded in the appropriate period. Prior period financial information restated for the three and six months ended March 31, 2024, was restated in the Form 10-K/A for the fiscal year ended September 30, 2024.

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

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” "target," or the negative of those terms, or other words of similar meaning or similar expressions. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements are based on information currently available to us and assumptions about future events, and include statements with respect to the Company’s beliefs, expectations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such risks, uncertainties and other factors may cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Such statements address, among others, the following subjects: future operating results, including our performance expectations; progress on key strategic initiatives; expected results of our partnerships; impacts of our improved data analytics, underwriting, and monitoring processes; expected nonperforming loan resolutions and net charge-off rates; the performance of our securities portfolio; the impact of card balances related to government stimulus programs; customer retention; loan and other product demand; new products and services; credit quality; the level of net charge-offs and the adequacy of the allowance for credit losses; and technology. The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: maintaining our executive management team; expected growth opportunities may not be realized or may take longer to realize than expected; the potential adverse effects of unusual and infrequently occurring events, including the impact on financial markets from geopolitical conflicts such as the military conflicts in Ukraine and the Middle East, weather-related disasters, or public health events, such as pandemics, and any governmental or societal responses thereto; our ability to successfully implement measures designed to reduce expenses and increase efficiencies; changes in trade, monetary, and fiscal policies and laws, including actual changes in interest rates and the Fed Funds rate and changes in international trade policies, tariffs and treaties affecting imports and exports, and their related impacts on macroeconomic conditions, customer behavior, funding costs and loan and securities portfolios; changes in tax laws; trade disputes, barriers to trade or the emergence of trade restrictions; the strength of the United States' economy, and the local economies in which the Company operates; adverse developments in the financial services industry generally such as bank failures, responsive measures to mitigate and manage such developments, related supervisory and regulatory actions and costs, and related impacts on customer behavior; inflation, market, and monetary fluctuations; our liquidity and capital positions, including the sufficiency of our liquidity; the timely and efficient development of new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value and acceptance of these products and services by users; the Bank's ability to maintain its Durbin Amendment exemption; the risks of dealing with or utilizing third parties, including, in connection with the Company’s prepaid card and tax refund advance businesses, the risk of reduced volume of refund advance loans as a result of reduced customer demand for or usage of the Bank’s strategic partners’ refund advance products; our relationship with, and any actions which may be initiated by, our regulators, and any related increases in compliance and other costs; changes in financial services laws and regulations, including laws and regulations relating to the tax refund industry; technological changes, including, but not limited to, the protection of our electronic systems and information; the impact of acquisitions and divestitures; litigation risk; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by the Bank of its status as a well-capitalized institution; changes in consumer borrowing, spending, and saving habits; losses from fraudulent or illegal activity; technological risks and developments and cyber threats, attacks, or events; and the success of the Company at maintaining its high quality asset level and managing and collecting assets of borrowers in default should problem assets increase.

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

The following discussion focuses on the consolidated financial condition of the Company at March 31, 2025, compared to September 30, 2024, and the consolidated results of operations for the three and six months ended March 31, 2025 and 2024. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the fiscal year ended September 30, 2024 and the related management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2024.

As described in Note 17. "Restatement of Previously Issued Financial Statements" to the condensed consolidated financial statements, the Company has restated its unaudited historical consolidated financial statements as of March 31, 2024 and for the three and six months ended March 31, 2024. Prior period financial information restated for three and six months ended March 31, 2024, was restated in the Form 10-K/A for the fiscal year ended September 30, 2024. As a result the previously reported financial information as of March 31, 2024 and for the three and six months ended March 31, 2024 in this management's discussion and analysis has been updated to reflect the restatements.

EXECUTIVE SUMMARY

Company Highlights and Business Developments

•On March 20, 2025, the Company's subsidiary Pathward®, N.A. announced it became Certified™ by Great Place to Work® for the third year in a row. Great Place to Work describes itself as the global authority on workplace culture, employee experience, and the leadership behaviors proven to deliver market-leading revenue, employee retention and increased innovation.

Financial Highlights for the 2025 Fiscal Second Quarter

•Total tax services product income, net of losses and direct product expenses, increased 29% to $47.6 million from $36.9 million, when comparing the first six months of fiscal 2025 to the same period of the prior fiscal year.

•Total revenue for the second quarter was $274.8 million, an increase of $17.2 million, or 7%, compared to the same quarter in fiscal 2024, driven by an increase in both noninterest income and net interest income.

•Net interest margin ("NIM") increased 35 basis points to 7.12% for the second quarter from 6.77% during the same period of last year, primarily driven by increased yields and balances in the loan and lease portfolio and an improved earning asset mix from the continued balance sheet optimization.

•Total gross loans and leases at March 31, 2025 increased $52.9 million to $4.46 billion compared to March 31, 2024 and decreased $97.8 million when compared to December 31, 2024. When excluding the insurance premium finance loans, which sold during the first quarter of fiscal 2025, of $525.5 million at March 31, 2024, total gross loans and leases at March 31, 2025 increased $578.4 million, or 15%, when compared to March 31, 2024.

•During the 2025 fiscal second quarter, the Company repurchased 575,804 shares of common stock at an average share price of $78.11. As of March 31, 2025, there were 5,722,336 shares available for repurchase under the current common stock share repurchase program.

Tax Season

For the six months ended March 31, 2025, total tax services product revenue was $85.0 million, an increase of 17% compared to the same period of the prior year. Total tax services product fee income increased by $9.5 million and net interest income on tax services loans increased $2.6 million, while total tax services product expense increased marginally when compared to the prior year.

Provision for credit losses for the tax services portfolio increased $0.9 million for the six months ended March 31, 2025 when compared to the same period of the prior year, primarily due to an increase in loan originations.

Total tax services product income, net of losses and direct product expenses, increased 29% to $47.6 million from $36.9 million, when comparing the first six months of fiscal 2025 to the same period of the prior fiscal year. This increase was primarily due to a 13% increase in independent tax office enrollments this tax season as compared to the prior year period.

For the 2025 tax season through March 31, 2025, Pathward originated $1.66 billion in refund advance loans compared to $1.56 billion during the 2024 tax season.

FINANCIAL CONDITION

At March 31, 2025, the Company’s total assets decreased to $6.99 billion compared to $7.53 billion at September 30, 2024, primarily due to reductions of $645.9 million in loans held for sale and $329.7 million in securities AFS, partially offset by growth of $389.7 million in loans and leases and $95.9 million in cash and cash equivalents.

Total cash and cash equivalents were $254.2 million at March 31, 2025, increasing from $158.3 million at September 30, 2024. The increase is primarily due to the proceeds from the sale of the commercial insurance premium finance business, net transaction costs, the sale of the transportation portfolio within working capital, and the sale of debt securities AFS, partially offset by the repayment of short-term borrowings during the six months ended March 31, 2025. The Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the FRB. At March 31, 2025, the Company did not have any federal funds sold.

The Company's investment security balances at March 31, 2025 totaled $1.44 billion, as compared to $1.77 billion at September 30, 2024. The decrease is primarily due to $217.9 million of debt securities AFS sold by the Bank during the six months ended March 31, 2025. The Company’s portfolio of securities customarily consists primarily of MBS, which have expected lives much shorter than the stated final maturity, non-bank qualified obligations of states and political subdivisions, which mature in approximately 15 years or less, and other tax exempt municipal mortgage related pass through securities which have average lives much shorter than their stated final maturities. During the six months ended March 31, 2025, the Company made $2.3 million of purchases of investment securities.

Through the Bank, the Company owns stock in the FHLB due to the Bank’s membership and participation in this banking system as well as stock in the FRB. The FHLB requires a level of stock investment based on a pre-determined formula. The Company’s investment in these stocks was $24.3 million at March 31, 2025 and $36.0 million at September 30, 2024, as redemptions were partially offset by purchases of FHLB membership stock during the six months ended March 31, 2025.

Loans held for sale at March 31, 2025 totaled $45.8 million, decreasing from $691.7 million at September 30, 2024. This decrease was primarily driven by the sale of the commercial insurance premium finance loans and a reduction in SBA/USDA loans held for sale, partially offset by growth in consumer credit products held for sale at March 31, 2025 compared to September 30, 2024.

Total gross loans and leases totaled $4.46 billion at March 31, 2025, as compared to $4.08 billion at September 30, 2024. The increase was due to growth in the commercial finance, tax services, and warehouse finance loan portfolios, partially offset by a reduction in the consumer finance loan portfolio. See Note 5. Loans and Leases, Net to the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Commercial finance loans, which comprised 79% of the Company's loan and lease portfolio, totaled $3.52 billion at March 31, 2025, reflecting an increase of $229.2 million, 7%, from September 30, 2024. The increase was primarily driven by increases of $211.8 million in term lending, $133.1 million in SBA/USDA, and $70.6 million in asset-based lending, partially offset by decreases of $137.8 million in factoring loans and $31.2 million in other commercial finance.

Total end-of-period deposits decreased 1% to $5.82 billion at March 31, 2025, compared to $5.88 billion at September 30, 2024, primarily driven by decreases in noninterest-bearing deposits of $63.0 million and in wholesale deposits of $25.0 million, partially offset by increases in interest-bearing deposits of $21.1 million and in savings deposits of $15.9 million.

As of March 31, 2025, the Company had $386.7 million in deposits related to government stimulus programs.

The Company's total borrowings decreased from $410.4 million at September 30, 2024 to $33.4 million at March 31, 2025, primarily driven by a decrease in short-term borrowings of $377.0 million as the Company used total deposits to fund loans and leases and investment balances. The Company's short-term borrowings fluctuate on a daily basis due to the nature of a portion of its noninterest-bearing deposit base.

At March 31, 2025, the Company’s stockholders’ equity totaled $814.0 million, a decrease of $8.1 million, from $822.2 million at September 30, 2024. The decrease was primarily attributable to an increase in accumulated other comprehensive loss, partially offset by an increase in additional paid-in capital and retained earnings. The Company and Bank remained above the federal regulatory minimum capital requirements at March 31, 2025, and continued to be classified as well-capitalized, and in good standing with the regulatory agencies. See “Liquidity and Capital Resources” for further information.

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

The Company meets the Right of Set off criteria in ASC 210-20, Balance Sheet - Offsetting, for all payments negative deposit balances with the exception of DDA overdrafts. The following table summarizes the Company's negative deposit balances within the Partner Solutions business line:

(Dollars in thousands)	March 31, 2025	September 30, 2024
Noninterest-bearing deposits	$5,930,963	$5,982,992
Prefunding	(318,916)	(315,994)
Discount funding	(43,620)	(38,665)
DDA overdrafts	(14,375)	(11,236)
Noninterest-bearing checking, net	$5,554,052	$5,617,097

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

As of March 31, 2025, the Company managed $1.12 billion of customer deposits at other banks in its capacity as custodian. These deposits provide the Company with the ability to earn servicing fee income, typically reflective of the EFFR.

RESULTS OF OPERATIONS

The following tables present, for the periods indicated, the Company’s total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. The balances presented in the tables below are calculated on a daily average basis. Tax-equivalent adjustments have been made in yields on interest-bearing assets and NIM. Nonaccruing loans and leases have been included in the table as loans or leases carrying a zero yield.

	Three Months Ended March 31,
				(As Restated)
	2025			2024
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)
Interest-earning assets:
Cash and fed funds sold	$926,841	$9,088	3.98%	$616,288	$7,422	4.84%
Mortgage-backed securities	1,240,243	8,580	2.81%	1,464,530	9,998	2.75%
Tax-exempt investment securities	116,976	797	3.50%	132,733	932	3.57%
Asset-backed securities	180,750	2,228	5.00%	237,421	3,368	5.71%
Other investment securities	207,973	1,556	3.03%	281,695	2,291	3.27%
Total investments	1,745,942	13,161	3.11%	2,116,379	16,589	3.20%
Commercial finance	3,597,280	73,053	8.24%	3,653,910	73,910	8.14%
Consumer finance	295,099	19,976	27.45%	351,459	19,897	22.77%
Tax services	557,229	11,913	8.67%	493,168	9,014	7.35%
Warehouse finance	638,747	14,813	9.41%	407,703	10,262	10.12%
Total loans and leases	5,088,355	119,755	9.54%	4,906,240	113,083	9.27%
Total interest-earning assets	7,761,138	$142,004	7.43%	7,638,907	$137,094	7.23%
Noninterest-earning assets	611,851			575,437
Total assets	$8,372,989			$8,214,344

Interest-bearing liabilities:
Interest-bearing checking	$2,462	$—	0.04%	$266	$—	0.31%
Savings	53,120	3	0.02%	59,914	5	0.04%
Money markets	179,591	270	0.61%	190,143	598	1.26%
Time deposits	4,213	3	0.25%	5,027	4	0.29%
Wholesale deposits	349,706	3,810	4.42%	439,785	6,078	5.56%
Total interest-bearing deposits (a)	589,092	4,086	2.81%	695,135	6,685	3.87%
Overnight fed funds purchased	88,522	1,003	4.60%	79,484	1,107	5.60%
Subordinated debentures	19,728	355	7.29%	19,625	355	7.27%
Other borrowings	13,661	281	8.34%	13,901	313	9.07%
Total borrowings	121,911	1,639	5.45%	113,010	1,775	6.32%
Total interest-bearing liabilities	711,003	5,725	3.27%	808,145	8,460	4.21%
Noninterest-bearing deposits (b)	6,592,216	—	—%	6,473,538	—	—%
Total deposits and interest-bearing liabilities	7,303,219	$5,725	0.32%	7,281,683	$8,460	0.47%
Other noninterest-bearing liabilities	294,080			223,670
Total liabilities	7,597,299			7,505,353
Shareholders' equity	775,690			708,991
Total liabilities and shareholders' equity	$8,372,989			$8,214,344
Net interest income and net interest rate spread including noninterest-bearing deposits		$136,279	7.11%		$128,634	6.76%

Net interest margin			7.12%			6.77%
Tax-equivalent effect			0.01%			0.02%
Net interest margin, tax-equivalent(2)			7.13%			6.79%

Total cost of deposits (a+b)	7,181,308	4,086	0.23%	7,168,673	6,685	0.38%
(1) Tax rate used to arrive at the TEY for the three months ended March 31, 2025 and 2024 was 21%.
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

	Six Months Ended March 31,
				(As Restated)
	2025			2024
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)
Interest-earning assets:
Cash and fed funds sold	$579,452	$11,346	3.93%	$476,371	$11,525	4.84%
Mortgage-backed securities	1,275,467	17,566	2.76%	1,475,753	20,047	2.72%
Tax-exempt investment securities	118,862	1,642	3.51%	134,612	1,862	3.50%
Asset-backed securities	184,497	4,832	5.25%	243,831	6,933	5.69%
Other investment securities	221,173	3,370	3.06%	283,168	4,579	3.23%
Total investments	1,799,999	27,410	3.10%	2,137,364	33,421	3.17%
Commercial finance	3,642,820	147,665	8.13%	3,710,571	148,580	8.01%
Consumer finance	305,868	42,317	27.75%	357,228	40,048	22.42%
Tax services	294,147	12,045	8.21%	259,338	9,003	6.94%
Warehouse finance	621,094	29,577	9.55%	394,747	19,306	9.78%
Total loans and leases	4,863,929	231,604	9.55%	4,721,884	216,937	9.19%
Total interest-earning assets	7,243,380	$270,360	7.50%	7,335,619	$261,883	7.15%
Noninterest-earning assets	620,823			544,708
Total assets	$7,864,203			$7,880,327

Interest-bearing liabilities:
Interest-bearing checking	$1,564	$—	4.30%	$346	$1	0.33%
Savings	49,252	6	0.03%	57,334	11	0.04%
Money markets	179,850	655	0.73%	186,681	1,173	1.26%
Time deposits	4,210	6	0.25%	5,273	7	0.27%
Wholesale deposits	186,526	4,194	4.51%	324,909	9,019	5.55%
Total interest-bearing deposits (a)	421,402	4,861	2.31%	574,543	10,211	3.55%
Overnight fed funds purchased	110,165	2,674	4.87%	98,421	2,763	5.61%
Subordinated debentures	19,715	710	7.22%	19,613	711	7.25%
Other borrowings	13,661	587	8.62%	14,040	637	9.07%
Total borrowings	143,541	3,971	5.55%	132,074	4,111	6.23%
Total interest-bearing liabilities	564,943	8,832	3.14%	706,617	14,322	4.05%
Noninterest-bearing deposits (b)	6,203,825	—	—%	6,287,220	—	—%
Total deposits and interest-bearing liabilities	6,768,768	$8,832	0.26%	6,993,837	$14,322	0.41%
Other noninterest-bearing liabilities	315,189			217,102
Total liabilities	7,083,957			7,210,939
Shareholders' equity	780,246			669,388
Total liabilities and shareholders' equity	$7,864,203			$7,880,327
Net interest income and net interest rate spread including noninterest-bearing deposits		$261,528	7.24%		$247,561	6.74%

Net interest margin			7.24%			6.75%
Tax-equivalent effect			0.01%			0.01%
Net interest margin, tax-equivalent(2)			7.25%			6.76%

Total cost of deposits (a+b)	6,625,227	4,861	0.15%	6,861,763	10,211	0.30%
(1) Tax rate used to arrive at the TEY for the six months ended March 31, 2025 and 2024 was 21%.
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

General
The Company recorded net income of $75.0 million, or $3.14 per diluted share, for the three months ended March 31, 2025, compared to net income of $69.9 million, or $2.74 per diluted share, for the three months ended March 31, 2024.

The Company recorded net income of $104.9 million, or $4.35 per diluted share, for the six months ended March 31, 2025, compared to net income of $104.8 million, or $4.07 per diluted share, for the six months ended March 31, 2024.

Net Interest Income
Net interest income for the second quarter of fiscal 2025 was $136.3 million, an increase of 6% from the same quarter in fiscal 2024. The increase was mainly attributable to increased yields and balances in the loan and lease portfolio and an improved earning asset mix, along with a reduction in funding costs.

For the six months ended March 31, 2025, net interest income was $261.5 million, an increase of 6%, from $247.6 million compared to the same period in the prior fiscal year.

The Company’s average interest-earning assets for the second quarter of fiscal 2025 increased by $122.2 million to $7.76 billion compared to the same quarter in fiscal 2024, due to increases in average outstanding balances of interest earning cash and total loan and lease balances, partially offset by a decrease in total investment securities. The second quarter average outstanding balance of loans and leases increased $182.1 million compared to the same quarter of the prior fiscal year, primarily due to increases in the warehouse finance and tax services portfolios, partially offset by decreases in the consumer finance and commercial finance loan portfolios. The decrease in the average outstanding balance of commercial finance loans and leases was primarily driven by the sale of the insurance premium finance loans during the first quarter of fiscal year 2025.

Fiscal 2025 second quarter NIM increased to 7.12% from 6.77% in the second fiscal quarter of 2024. The overall reported tax-equivalent yield (“TEY”) on average interest-earning assets increased 20 basis points to 7.43% compared to the prior year quarter, driven by an improved earning asset mix. The yield on the loan and lease portfolio was 9.54% compared to 9.27% for the comparable period last year and the TEY on the securities portfolio was 3.11% compared to 3.20% over that same period.

For the six months ended March 31, 2025, NIM was 7.24%, an increase of 49 basis points from 6.75% compared to the same period in the prior fiscal year.

The Company's cost of funds for all deposits and borrowings averaged 0.32% during the fiscal 2025 second quarter, as compared to 0.47% during the prior year quarter. The Company's overall cost of deposits was 0.23% in the fiscal second quarter of 2025, as compared to 0.38% during the prior year quarter.

Provision for Credit Loss
The Company recognized a provision for credit losses of $35.3 million for the quarter ended March 31, 2025, compared to $29.7 million for the comparable period in the prior fiscal year. The period-over-period increase in provision for credit losses was primarily due to increases in provision for credit losses in the commercial finance portfolio of $2.8 million, the consumer finance portfolio of $1.6 million, and the seasonal tax services portfolio of $1.0 million. The Company recognized net charge-offs of $6.4 million for the quarter ended March 31, 2025, compared to net charge-offs of $9.4 million for the quarter ended March 31, 2024. Net charge-offs attributable to the commercial finance portfolio and the consumer finance portfolio for the quarter ended March 31, 2025 were $6.9 million and $6.3 million, respectively, while recoveries of $6.8 million were recognized in the tax services portfolio. Net charge-offs attributable to the commercial finance portfolio and the consumer finance portfolio for the same quarter of the prior year were $4.7 million and $10.5 million, respectively, while recoveries of $5.8 million were recognized in the tax services portfolio.

The Company recognized a provision for credit losses of $53.9 million for the six months ended March 31, 2025, compared to $37.5 million for the comparable period in the prior fiscal year. The increase was primarily due to increases in provision for credit losses in all loan portfolios. The Company recognized net charge-offs of $22.6 million for the six months ended March 31, 2025, compared to net charge-offs of $22.6 million for the six months ended March 31, 2024. Net charge-offs attributable to the commercial finance portfolio and the consumer finance portfolio for the six months ended March 31, 2025 were $14.9 million and $14.0 million, respectively. Net recoveries of $6.3 million were recognized in the tax services portfolio for the six months ended March 31, 2025. Net charge-offs attributable to the commercial finance portfolio and the consumer finance portfolio were $9.3 million and $18.3 million, respectively, for the same six months of the prior year, while net recoveries of $4.9 million were recognized in the tax services portfolio.

Noninterest Income
Fiscal 2025 second quarter noninterest income increased 7% to $138.5 million, compared to $128.9 million for the same period of the prior year. The increase in noninterest income when comparing the current period to the same period of the prior year was primarily driven by secondary market revenue, refund advance and other tax product income, and refund transfer product fees, partially offset by a loss on sale of investment securities, a reduction in card and deposit fees, and a loss on sale of divestiture related to closing business activities from the insurance premium finance business sale that occurred during the first quarter of the fiscal year. The increase in the secondary market revenue was primarily driven by the gain from the sale of the transportation portfolio within working capital.

The period-over-period decrease in card and deposit fee income was primarily related to lower quarterly average deposit balances held at partner banks along with lower servicing fee income due to a reduction in rates following reductions in the EFFR. Servicing fee income on custodial deposits totaled $6.5 million during the 2025 fiscal second quarter, compared to $10.4 million for the same period of the prior year. For the fiscal quarter ended December 31, 2024, servicing fee income on custodial deposits totaled $4.5 million.

Noninterest income for the six months ended March 31, 2025 increased to $195.9 million from $181.7 million for the same period of the prior year.

Noninterest Expense
Noninterest expense increased 5% to $148.2 million for the fiscal 2025 second quarter, from $140.7 million for the same quarter last year. The increase was primarily attributable to increases in operating lease equipment depreciation expense, other expense, refund transfer product expense, card processing expense, and occupancy and equipment expense. This increase was partially offset primarily by reductions in compensation and benefits expense, refund advance product expense, and impairment expense. Occupancy and equipment expense was impacted by continued investment in our technology infrastructure. The Company expects to continue investments in technology as well as risk and compliance over the balance of fiscal 2025.

Card processing expense is primarily driven by rate-related agreements with Partner Solutions relationships. The amount of expense paid under those agreements is based on an agreed upon rate index that varies depending on the deposit levels, floor rates, market conditions, and other performance conditions. Generally, this rate index is based on a percentage of the EFFR and reprices immediately upon a change in the EFFR. Approximately 62% of the deposit portfolio was subject to these rate-related processing expenses during the fiscal 2025 second quarter. For the fiscal quarter ended March 31, 2025, contractual, rate-related processing expenses were $28.4 million, as compared to $25.6 million for the fiscal quarter ended December 31, 2024 and $30.1 million for the fiscal quarter ended March 31, 2024.

Noninterest expense for the six months ended March 31, 2025 increased to $276.0 million from $261.8 million for the same period of the prior year.

Income Tax Expense
The Company recorded income tax expense of $16.2 million, representing an effective tax rate of 17.7%, for the fiscal 2025 second quarter, compared to an income tax expense of $16.9 million, representing an effective tax rate of 19.4%, for the second quarter last fiscal year. The current quarter decrease in income tax expense compared to the prior year quarter was primarily due to an investment tax credit.

The Company originated $1.9 million in renewable energy leases during the fiscal 2025 second quarter, resulting in $0.5 million in total net investment tax credits. During the second quarter of fiscal 2024, the Company originated $25.9 million in renewable energy leases resulting in $7.0 million in total net investment tax credits. For the six months ended March 31, 2025, the Company originated $11.2 million in renewable energy leases, compared to $38.1 million for the comparable prior year period. Investment tax credits related to renewable energy leases are recognized ratably based on income throughout each fiscal year.

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

The Company believes that the level of allowance for credit losses at March 31, 2025 was appropriate and reflected probable losses related to these loans and leases; however, there can be no assurance that all loans and leases will be fully collectible or that the present level of the allowance will be adequate in the future. See the section below titled “Allowance for Credit Losses” for further information.

The table below sets forth the amounts and categories of the Company's nonperforming assets.

(Dollars in thousands)	March 31, 2025	September 30, 2024
Nonperforming Loans and Leases
Nonaccruing loans and leases:
Commercial finance	$36,049	$26,412
Total nonaccruing loans and leases	36,049	26,412

Accruing loans and leases delinquent 90 days or more:
Loans held for sale	—	1,050

Commercial finance	1,359	2,314
Consumer finance	2,398	3,053
Tax services(1)	—	8,733
Total accruing loans and leases delinquent 90 days or more	3,757	15,150
Total nonperforming loans and leases	39,806	41,562

Other Assets
Nonperforming operating leases	1,812	1,471
Total other assets	1,812	1,471
Total nonperforming assets	$41,618	$43,033
Total as a percentage of total assets	0.59%	0.57%
(1) Certain tax services loans do not bear interest.

The Company's nonperforming assets at March 31, 2025 were $41.6 million, representing 0.59% of total assets, compared to $43.0 million, or 0.57% of total assets at September 30, 2024. The decrease in the nonperforming assets as a percentage of total assets at March 31, 2025 compared to September 30, 2024, was primarily driven by a decrease in nonperforming loans in the seasonal tax services portfolio, partially offset by an increase in nonperforming loans in the commercial finance portfolio.

The Company's nonperforming loans and leases at March 31, 2025 were $39.8 million, representing 0.88% of total gross loans and leases, compared to $41.6 million, or 0.87% of total gross loans and leases at September 30, 2024.

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

On the basis of management’s review of its loans, leases, and other assets, at March 31, 2025, the Company had classified loans and leases of $202.9 million as substandard, $5.0 million as doubtful and none as loss. At September 30, 2024, the Company classified loans and leases of $180.9 million as substandard, $10.3 million as doubtful and none as loss.

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

The Company's ACL totaled $102.9 million at March 31, 2025, an increase compared to $71.8 million at September 30, 2024. The increase in the ACL at March 31, 2025, when compared to September 30, 2024, was primarily due to a $33.8 million increase in the allowance related to the seasonal tax services portfolio and a $1.0 million increase related to the consumer finance portfolio, partially offset by a $3.7 million decrease in the allowance related to the commercial finance portfolio.

The following table presents the Company's ACL as a percentage of its total loans and leases.

	As of the Period Ended
	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Commercial finance	1.10%	1.18%	1.29%	1.17%	1.21%
Consumer finance	12.04%	10.84%	11.52%	12.85%	13.14%
Tax services	60.35%	1.75%	0.02%	66.35%	37.31%
Warehouse finance	0.10%	0.10%	0.10%	0.10%	0.10%
Total loans and leases	2.30%	1.63%	1.76%	2.32%	2.53%
Total loans and leases excluding tax services	1.57%	1.63%	1.77%	1.71%	1.85%

The Company's ACL as a percentage of total loans and leases increased to 2.30% at March 31, 2025 from 1.76% at September 30, 2024. The increase in the total loans and leases coverage ratio was primarily driven by seasonality in both the tax services portfolio and consumer finance portfolio. When comparing the current quarter to the same quarter of the prior year, the increase in the tax services coverage ratio was due to higher repayments during the current quarter which decreased the outstanding loan balance within the portfolio.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within these financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Management has identified its critical accounting policies, which are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations. These policies involve complex and subjective decisions and assessments. Some of these estimates may be uncertain at the time they are made, could change from period to period, and could have a material impact on the financial statements. A discussion of the Company’s critical accounting policies and estimates can be found in the Company's Form 10-K/A for the year ended September 30, 2024. There were no significant changes to these critical accounting policies and estimates during the first six months of fiscal 2025.

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

At March 31, 2025, the Company had unfunded loan and lease commitments of $1.24 billion. Management believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs. The liquidity sources as of March 31, 2025 include $254.2 million in cash and cash equivalents and $1.12 billion in off-balance sheet custodial deposits. When factoring in additional resources, such as the Federal Home Loan Bank, the Federal Reserve Discount Window and other unsecured funding and wholesale options, the Company has over $3.89 billion in total available liquidity as of March 31, 2025. Due to the characteristics of the Company's deposit portfolio, uninsured deposits remained less than 15% of total deposits during the fiscal 2025 second quarter and below the Company's available liquidity.

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

The Capital Rules require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined). At March 31, 2025, the Company and the Bank exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements. The Company and the Bank took the AOCI opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.

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

	Company	Bank	Minimum to be Adequately Capitalized Under Prompt Corrective Action Provisions	Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2025
Tier 1 leverage capital ratio	8.32%	8.52%	4.00%	5.00%
Common equity Tier 1 capital ratio	13.64	14.25	4.50	6.50
Tier 1 capital ratio	13.91	14.25	6.00	8.00
Total capital ratio	15.57	15.51	8.00	10.00
September 30, 2024
Tier 1 leverage capital ratio	9.05%	9.22%	4.00%	5.00%
Common equity Tier 1 capital ratio	12.26	12.78	4.50	6.50
Tier 1 capital ratio	12.52	12.78	6.00	8.00
Total capital ratio	14.14	14.03	8.00	10.00

The following table provides a reconciliation of the amounts included in the table above for the Company.

	Standardized Approach(1)
(Dollars in thousands)	March 31, 2025	September 30, 2024
Total stockholders' equity	$814,047	$822,189
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	285,865	296,105
LESS: Certain other intangible assets	16,364	18,018
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	5,788	15,624
LESS: Net unrealized (losses) on available for sale securities	(163,206)	(152,328)
LESS: Noncontrolling interest	(658)	(277)
ADD: Adoption of Accounting Standards Update 2016-13	1,788	3,576
Common Equity Tier 1(1)	671,682	648,623
Long-term borrowings and other instruments qualifying as Tier 1	13,661	13,661
Tier 1 minority interest not included in common equity Tier 1 capital	(381)	(150)
Total Tier 1 capital	684,962	662,134
Allowance for credit losses	62,042	66,140
Subordinated debentures, net of issuance costs	19,744	19,693
Total capital	$766,748	$747,967
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

CONTRACTUAL OBLIGATIONS

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations" in the Company’s Form 10-K/A for its fiscal year ended September 30, 2024 for a summary of our contractual obligations as of September 30, 2024. There were no material changes outside the ordinary course of our business in contractual obligations from September 30, 2024 through March 31, 2025.

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

The EAR analysis used in the following table reflects the required analysis used no less than quarterly by management. It models basis point parallel shifts in market interest rates over the next one-year period. The following table shows the results of the scenarios as of March 31, 2025 and September 30, 2024:

Net Sensitive Earnings at Risk
		Change in Interest Income/Expense for a given change in interest rates
		Over/(Under) Base Case Parallel Shift
(Dollars in Thousands)	Book Value	-200	-100	Base	+100	+200
Balances as of March 31, 2025
Total interest income	6,202,225	385,114	405,845	433,660	462,675	490,364
Total interest expense	265,157	557	575	1,221	2,885	4,550
Net interest income		384,557	405,270	432,439	459,790	485,814

Percentage change from base		-11.1%	-6.3%	—%	6.3%	12.3%

Balances as of September 30, 2024
Total interest income	6,676,417	411,926	440,588	470,620	499,529	527,533
Total interest expense	634,988	12,614	16,686	22,053	27,715	33,184
Net interest income		399,312	423,902	448,567	471,814	494,349

Percentage change from base		-11.0%	-5.5%	—%	5.2%	10.2%

The EAR analysis reported at March 31, 2025, shows that changes in market interest rates have a larger impact on total interest income than total interest expense. IRR is a snapshot in time. The Company’s business and deposits are predictably cyclical on a weekly, monthly and yearly basis. The Company’s static IRR results could vary depending on which day of the week the month ends, primarily related to payroll processing and timing of when certain programs are prefunded and when the funds are received.

Under EVE analysis, the economic value of financial assets, liabilities and off-balance sheet instruments is derived under each rate scenario. The economic value of equity is calculated as the difference between the estimated market value of assets and liabilities, net of the impact of off-balance sheet instruments.

The EVE analysis used in the following table reflects the required analysis used no less than quarterly by management. It models immediate basis point parallel shifts in market interest rates. The following table shows the results of the scenario as of March 31, 2025 and September 30, 2024:

Economic Value Sensitivity
	Standard (Parallel Shift)
	Economic Value of Equity at Risk %
	-200	-100	+100	+200
Balances as of March 31, 2025
Percentage change from base	-5.1%	-2.0%	1.1%	1.6%

Balances as of September 30, 2024
Percentage change from base	-10.0%	-3.9%	2.6%	4.2%

The EVE at risk reported at March 31, 2025 shows that the economic value of equity position is expected to benefit from rising interest rates due to the large amount of noninterest-bearing funding.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management evaluated the Company's disclosure controls and procedures. The evaluation was performed under the direction of the Company's Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of March 31, 2025, of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were not designed effectively to ensure timely alerting of material information relating to the Company required to be included in the Company's periodic SEC filings. This conclusion was reached as a result of the material weakness in internal control over financial reporting described in Item 9A of Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended September 30, 2024 filed with the SEC on August 29, 2025.

Notwithstanding the conclusion by our management, including our Chief Executive Officer and Chief Financial Officer, that our disclosure controls and procedures were not effective as of March 31, 2025, and notwithstanding the material weakness in our internal control over financial reporting, management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, the Company’s consolidated financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

REMEDIATION PLAN AND STATUS

The material weakness cannot be considered remediated until applicable controls have been designed, implemented, have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Although we have not remediated these control deficiencies as of March 31, 2025, management, under the oversight of the Audit Committee, has made and continues to make progress towards remediation.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than described above, there have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the second fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 1A. Risk Factors.

A description of our risk factors can be found in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2024. There were no material changes to those risk factors during the six months ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities.

The Company's Board of Directors authorized a 7,000,000 share repurchase program that was publicly announced on August 25, 2023 and is scheduled to expire September 30, 2028. The table below sets forth information regarding repurchases of our common stock during the fiscal 2025 second quarter.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number Of Shares that may yet be Purchased Under the Plans or Programs
January 1 to 31	305,900	$76.80	305,900	5,992,240
February 1 to 28	269,904	79.59	269,904	5,722,336
March 1 to 31	—	—	—	5,722,336
Total	575,804		575,804
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

Item 5. Other Information.

Adoption or Termination of Trading Arrangements by Directors and Executive Officers

During the fiscal quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the 1934 Act) informed us of the adoption or termination of any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Section 302 certification of Chief Executive Officer.

31.2	Section 302 certification of Chief Financial Officer.

32.1	Section 906 certification of Chief Executive Officer.

32.2	Section 906 certification of Chief Financial Officer.

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Condensed Consolidated Statements of Financial Condition, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements, tagged in summary and in detail.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

PATHWARD FINANCIAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATHWARD FINANCIAL, INC.

Date: September 10, 2025	By:	/s/ Brett L. Pharr
Brett L. Pharr,
Chief Executive Officer and Director

Date: September 10, 2025	By:	/s/ Gregory A. Sigrist
Gregory A. Sigrist,
Executive Vice President and Chief Financial Officer