Form 10-Q
period 2025-06-30
PATHWARD FINANCIAL, INC.
filed 2025-09-16
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
or
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

PATHWARD FINANCIAL, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	June 30, 2025	September 30, 2024
ASSETS	(Unaudited)	(Audited)
Cash and cash equivalents	$258,343	$158,337
Securities available for sale, at fair value	1,367,340	1,741,221
Securities held to maturity, at amortized cost (fair value $25,771 and $30,236, respectively)	30,273	33,092
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	29,451	36,014
Loans held for sale	49,767	691,688
Loans and leases	4,743,324	4,075,195
Allowance for credit losses	(105,995)	(71,765)
Accrued interest receivable	39,996	31,385
Premises, furniture, and equipment, net	39,799	39,055
Rental equipment, net	181,370	205,339
Goodwill and intangible assets	311,193	326,094
Other assets	284,983	266,362
Total assets	$7,229,844	$7,532,017

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$6,005,246	$5,875,085
Short-term borrowings	115,000	377,000
Long-term borrowings	33,431	33,354
Accrued expenses and other liabilities	258,019	424,389
Total liabilities	6,411,696	6,709,828

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued, none outstanding at June 30, 2025 and September 30, 2024, respectively	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 23,023,823 and 24,851,122 shares issued, 22,953,608 and 24,847,353 shares outstanding at June 30, 2025 and September 30, 2024, respectively	230	248
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at June 30, 2025 and September 30, 2024, respectively	—	—
Additional paid-in capital	646,044	638,803
Retained earnings	337,321	337,058
Accumulated other comprehensive loss	(159,709)	(153,394)
Treasury stock, at cost, 70,215 and 3,769 common shares at June 30, 2025 and September 30, 2024, respectively	(4,882)	(249)
Total equity attributable to parent	819,004	822,466
Noncontrolling interest	(856)	(277)
Total stockholders’ equity	818,148	822,189
Total liabilities and stockholders’ equity	$7,229,844	$7,532,017
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
(Dollars in thousands, except per share data)		(As Restated)		(As Restated)
Interest and dividend income:
Loans and leases, including fees	$108,766	$107,762	$340,370	$324,699
Mortgage-backed securities	8,337	9,748	25,903	29,795
Other investments	6,489	8,323	27,679	33,222
	123,592	125,833	393,952	387,716
Interest expense:
Deposits	287	1,689	5,147	11,900
FHLB advances and other borrowings	992	1,394	4,963	5,505
	1,279	3,083	10,110	17,405

Net interest income	122,313	122,750	383,842	370,311

Provision for credit loss	9,278	11,927	63,205	49,429

Net interest income after provision for credit loss	113,035	110,823	320,637	320,882

Noninterest income:
Refund transfer product fees	9,846	9,111	42,919	38,475
Refund advance and other tax fee income	307	(67)	49,416	43,244
Card and deposit fees	37,342	33,408	97,201	99,502
Rental income	12,913	13,779	39,822	40,958
(Loss) on sale of securities	—	—	(22,899)	—
Gain (loss) on divestitures	—	—	15,044	—
Secondary market revenue	7,144	1,721	26,900	3,091
Gain on sale of other	394	2,954	2,007	6,119
Other income	5,496	4,965	18,934	16,188
Total noninterest income	73,442	65,871	269,344	247,577

Noninterest expense:
Compensation and benefits	48,559	48,449	149,755	149,174
Refund transfer product expense	2,818	2,136	11,401	9,694
Refund advance expense	(74)	47	1,225	1,923
Card processing	36,197	34,314	105,750	104,061
Occupancy and equipment expense	10,633	9,070	30,646	27,211
Operating lease equipment depreciation	11,569	10,465	34,775	31,312
Legal and consulting	11,094	5,410	22,197	16,443
Intangible amortization	798	983	2,693	3,207
Impairment expense	1,077	999	2,590	3,012
Other expense	16,651	13,637	54,264	41,292
Total noninterest expense	139,322	125,510	415,296	387,329

Income before income tax expense	47,155	51,184	174,685	181,130

Income tax expense	4,795	6,103	26,966	30,726

Net income before noncontrolling interest	42,360	45,081	147,719	150,404
Net income attributable to noncontrolling interest	213	212	650	718
Net income attributable to parent	$42,147	$44,869	$147,069	$149,686

Earnings per common share:
Basic	$1.83	$1.78	$6.20	$5.86
Diluted	$1.81	$1.78	$6.17	$5.85
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
(Dollars in thousands)		(As Restated)		(As Restated)
Net income before noncontrolling interest	$42,360	$45,081	$147,719	$150,404

Other comprehensive income (loss):
Change in net unrealized gain (loss) on debt securities	6,028	(1,463)	(30,795)	63,659
Net loss realized on debt securities	—	—	22,899	—
	6,028	(1,463)	(7,896)	63,659
Unrealized gain (loss) on currency translation	2,069	(297)	30	(260)
Deferred income tax effect	1,495	(338)	(1,551)	15,948
Total other comprehensive income (loss)	6,602	(1,422)	(6,315)	47,451
Total comprehensive income	48,962	43,659	141,404	197,855
Total comprehensive income attributable to noncontrolling interest	213	212	650	718
Comprehensive income attributable to parent	$48,749	$43,447	$140,754	$197,137
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Pathward Financial, Inc. Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
Balance, March 31, 2025	$235	$643,888	$341,775	$(166,311)	$(4,882)	$814,705	$(658)	$814,047
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,151)	—	—	(1,151)	—	(1,151)
Repurchases of common stock	(5)	5	(45,450)	—	—	(45,450)	—	(45,450)
Stock compensation	—	2,151	—	—	—	2,151	—	2,151
Total other comprehensive income	—	—	—	6,602	—	6,602	—	6,602
Net income	—	—	42,147	—	—	42,147	213	42,360
Net distribution to noncontrolling interest	—	—	—	—	—	—	(411)	(411)
Balance, June 30, 2025	$230	$646,044	$337,321	$(159,709)	$(4,882)	$819,004	$(856)	$818,148

Balance, March 31, 2024 (As Restated)	$254	$634,415	$297,578	$(206,570)	$(6,181)	$719,496	$(420)	$719,076
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,257)	—	—	(1,257)	—	(1,257)
Repurchases of common stock	(3)	3	(15,150)	—	—	(15,150)	—	(15,150)
Stock compensation	—	1,866	—	—	—	1,866	—	1,866
Total other comprehensive loss	—	—	—	(1,422)	—	(1,422)	—	(1,422)
Net income (Restated)	—	—	44,869	—	—	44,869	212	45,081
Net distribution to noncontrolling interest	—	—	—	—	—	—	(298)	(298)
Balance, June 30, 2024 (As Restated)	$251	$636,284	$326,040	$(207,992)	$(6,181)	$748,402	$(506)	$747,896

	Nine Months Ended
(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Pathward Financial, Inc. Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
Balance, September 30, 2024 (As Restated)	$248	$638,803	$337,058	$(153,394)	$(249)	$822,466	$(277)	$822,189
Cash dividends declared on common stock ($0.15 per share)	—	—	(3,542)	—	—	(3,542)	—	(3,542)
Repurchases of common stock	(18)	18	(143,264)	—	(4,633)	(147,897)	—	(147,897)
Stock compensation	—	7,223	—	—	—	7,223	—	7,223
Total other comprehensive loss	—	—	—	(6,315)	—	(6,315)	—	(6,315)
Net income	—	—	147,069	—	—	147,069	650	147,719
Net distribution to noncontrolling interest	—	—	—	—	—	—	(1,229)	(1,229)
Balance, June 30, 2025	$230	$646,044	$337,321	$(159,709)	$(4,882)	$819,004	$(856)	$818,148

Balance, September 30, 2023 (As Restated)	$262	$628,500	$246,377	$(255,443)	$(344)	$619,352	$(1,005)	$618,347
Cash dividends declared on common stock ($0.15 per share)	—	—	(3,824)	—	—	(3,824)	—	(3,824)
Issuance of common stock due to restricted stock	3	—	—	—	—	3	—	3
Repurchases of common stock	(14)	14	(65,676)	—	(5,837)	(71,513)	—	(71,513)
Stock compensation	—	7,770	—	—	—	7,770	—	7,770
Total other comprehensive income	—	—	—	47,451	—	47,451	—	47,451
Joint venture membership interest divestiture	—	—	(523)	—	—	(523)	—	(523)
Net income (Restated)	—	—	149,686	—	—	149,686	718	150,404
Net distribution to noncontrolling interest	—	—	—	—	—	—	(219)	(219)
Balance, June 30, 2024 (As Restated)	$251	$636,284	$326,040	$(207,992)	$(6,181)	$748,402	$(506)	$747,896

See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30,
(Dollars in thousands)	2025	2024
		(As Restated)
Cash flows from operating activities:
Net income before noncontrolling interest	$147,719	$150,404
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	45,423	43,832
Provision for credit loss	63,205	49,429
Provision for deferred taxes	16,256	12,720
Originations of loans held for sale	(1,925,438)	(1,426,973)
Proceeds from sales of loans held for sale	2,014,236	1,468,162
Net change in loans held for sale	(1,791)	18,062
Net realized (gain) on loans held for sale	(26,900)	(3,091)
Net realized loss (gain) on securities available for sale	22,899	—
Net realized (gain) on divestitures	(15,044)	—
Net realized (gain) on other	(2,007)	(6,119)
Impairment on rental equipment	2,590	2,013
Net change in accrued interest receivable	(8,611)	(8,473)
Net change in other assets	(29,182)	(13,989)
Net change in accrued expenses and other liabilities	(163,623)	51,942
Stock compensation	7,223	7,770
Net cash provided by operating activities	146,955	345,689

Cash flows from investing activities:
Purchases of securities available for sale	(2,280)	—
Proceeds from sales of securities available for sale	217,883	—
Proceeds from maturities of and principal collected on securities available for sale	127,261	141,801
Proceeds from maturities of and principal collected on securities held to maturity	2,676	2,430
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(210,159)	(276,025)
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	216,722	279,787
Purchases of loans and leases	(193,795)	(229,912)
Net change in loans and leases	(587,597)	119,964
Purchases of premises, furniture, and equipment	(8,339)	(5,784)
Purchases of rental equipment	(113,018)	(221,681)
Proceeds from sales of rental equipment	20,692	7,302
Net change in rental equipment	389	408
Proceeds from divestitures, net of transaction costs	608,455	—
Proceeds from sale of other assets	408	6,466
Proceeds from loans held for sale previously classified as portfolio loans	146,158	—
Net cash provided by (used in) investing activities	225,456	(175,244)

Cash flows from financing activities:
Net change in deposits	142,234	(157,666)
Net change in short-term borrowings	(262,001)	(13,000)
Principal payments on other liabilities	—	(621)
Dividends paid on common stock	(3,542)	(3,824)
Issuance of common stock due to restricted stock	—	3
Repurchases of common stock	(147,897)	(71,513)
Investment by (distributions to) noncontrolling interest	(1,229)	(219)
Net cash (used in) financing activities	(272,435)	(246,840)

Effect of exchange rate changes on cash	30	(259)

Net change in cash and cash equivalents	100,006	(76,654)

Cash and cash equivalents at beginning of fiscal year	158,337	375,580
Cash and cash equivalents at end of fiscal period	$258,343	$298,926

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30,
(Dollars in thousands)	2025	2024
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,939	$15,988
Income taxes	14,345	13,996
Franchise and other taxes	580	620

Supplemental schedule of non-cash investing activities:
Transfers
Held for sale to loans and leases	$27,155	$8,403
Loans and leases to held for sale	130,011	—
Loans and leases to rental equipment	3,683	3,847
Rental equipment to loan and leases	83,309	187,505
Recognition of operating lease ROU assets, net of measurements	—	654
Joint venture membership interest divestiture	—	523
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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three and nine months ended June 30, 2025 are not necessarily indicative of the results expected for the fiscal year ending September 30, 2025.

Certain prior fiscal year amounts have been reclassified to conform to the current year financial statement presentation. These reclassifications did not impact previously reported net income, comprehensive income or the statement of financial condition. Additionally, the Company began using "Secondary Market Revenue" on the Condensed Consolidated Statement of Operations for the interim period ending March 31, 2025 and June 30, 2025 versus the previous caption of "Gain (Loss) on Sale of Loans and Leases". This line item exclusively comprises gains or losses realized from the sale of loans and leases, including any adjustments to record loans held for sale at the lower of amortized cost basis or fair value in accordance with ASC 860-20-50-5. There were no reclassifications of fiscal year amounts or prior period amounts as a result of this change in financial statement caption description.

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

(Dollars in thousands)	December 31, 2024	Settlement Adjustments	June 30, 2025
Assets Purchased and Liabilities Assumed
Cash and cash equivalents	$4,686	$—	$4,686
Loans	594,541	(1,360)	593,181
Premises, furniture, and equipment, net	484	—	484
Total assets purchased	$599,711	$(1,360)	$598,351

Deposits	$16,760	$—	$16,760
Accrued expenses and other liabilities	1,158	120	1,278
Total liabilities assumed	$17,918	$120	$18,038

Net assets purchased	$581,793	$(1,480)	$580,313

Consideration paid at close	603,290	8,223	611,513
Consideration due	9,703	(9,703)	—
Purchase price	612,993	(1,480)	611,513

Premium on transaction	31,200	—	31,200

Other adjustments:
Goodwill derecognition	(11,577)	—	(11,577)
Intangible derecognition	(631)	—	(631)
Building lease derecognition	471	—	471
Deferred loan origination cost derecognition	—	(1,360)	(1,360)
Transaction costs	(3,059)	—	(3,059)
Total other adjustments	(14,796)	(1,360)	(16,156)
Gain on divestitures	$16,404	$(1,360)	$15,044

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

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt Securities AFS
June 30, 2025
Corporate securities	$25,000	$—	$(3,875)	$21,125
SBA securities	11,791	—	(1,108)	10,683
Obligations of states and political subdivisions	162	—	(1)	161
Non-bank qualified obligations of states and political subdivisions	218,328	23	(28,806)	189,545
Asset-backed securities	142,963	11	(2,782)	140,192
Mortgage-backed securities	1,180,069	17	(174,452)	1,005,634
Total debt securities AFS	$1,578,313	$51	$(211,024)	$1,367,340
September 30, 2024
Corporate securities	$25,000	$—	$(5,250)	$19,750
SBA securities	86,036	—	(4,101)	81,935
Obligations of states and political subdivisions	501	—	(21)	480
Non-bank qualified obligations of states and political subdivisions	246,233	44	(28,287)	217,990
Asset-backed securities	192,979	337	(3,618)	189,698
Mortgage-backed securities	1,393,549	84	(162,265)	1,231,368
Total debt securities AFS	$1,944,298	$465	$(203,542)	$1,741,221

Debt Securities HTM
June 30, 2025
Non-bank qualified obligations of states and political subdivisions	$28,314	$—	$(4,263)	$24,051
Mortgage-backed securities	1,959	—	(239)	1,720
Total debt securities HTM	$30,273	$—	$(4,502)	$25,771
September 30, 2024
Non-bank qualified obligations of states and political subdivisions	$31,060	$—	$(2,668)	$28,392
Mortgage-backed securities	2,032	—	(188)	1,844
Total debt securities HTM	$33,092	$—	$(2,856)	$30,236

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in thousands)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Debt Securities AFS
June 30, 2025
Corporate securities	$—	$—	$21,125	$(3,875)	$21,125	$(3,875)
SBA securities	—	—	10,683	(1,108)	10,683	(1,108)
Obligations of state and political subdivisions	161	(1)	—	—	161	(1)
Non-bank qualified obligations of states and political subdivisions	—	—	187,593	(28,806)	187,593	(28,806)
Asset-backed securities	66,794	(725)	68,015	(2,057)	134,809	(2,782)
Mortgage-backed securities	13,041	(111)	990,596	(174,341)	1,003,637	(174,452)
Total debt securities AFS	$79,996	$(837)	$1,278,012	$(210,187)	$1,358,008	$(211,024)
September 30, 2024
Corporate securities	$—	$—	$19,750	$(5,250)	$19,750	$(5,250)
SBA securities	—	—	81,935	(4,101)	81,935	(4,101)
Obligations of state and political subdivisions	—	—	280	(21)	280	(21)
Non-bank qualified obligations of states and political subdivisions	—	—	215,956	(28,287)	215,956	(28,287)
Asset-backed securities	52,101	(176)	88,576	(3,442)	140,677	(3,618)
Mortgage-backed securities	2,377	(15)	1,215,781	(162,250)	1,218,158	(162,265)
Total debt securities AFS	$54,478	$(191)	$1,622,278	$(203,351)	$1,676,756	$(203,542)

Debt Securities HTM
June 30, 2025
Non-bank qualified obligations of states and political subdivisions	$—	$—	$24,051	$(4,263)	$24,051	$(4,263)
Mortgage-backed securities	—	—	1,720	(239)	1,720	(239)
Total debt securities HTM	$—	$—	$25,771	$(4,502)	$25,771	$(4,502)
September 30, 2024
Non-bank qualified obligations of states and political subdivisions	$—	$—	$28,392	$(2,668)	$28,392	$(2,668)
Mortgage-backed securities	—	—	1,844	(188)	1,844	(188)
Total debt securities HTM	$—	$—	$30,236	$(2,856)	$30,236	$(2,856)

The decrease in the fair value of investment securities balances when comparing June 30, 2025 to September 30, 2024 was primarily driven by the sale of $217.9 million debt securities AFS and principal pay downs during the nine months. The sale of debt securities AFS in the first quarter of fiscal 2025 stemmed from the decision to offset the gain on the sale of the commercial insurance premium finance business. The sale of debt securities AFS in the second quarter of fiscal 2025 stemmed from the decision to offset the gain on the sale of the transportation portfolio within working capital. Individual securities were identified for sale upon close of the transactions in order to reposition the debt securities AFS portfolio. At June 30, 2025, there were 153 debt securities AFS in an unrealized loss position. Management assessed each investment security with unrealized losses for credit loss by evaluating qualitative factors, including materiality of loss position as a percentage of book value, credit ratings, outstanding principal and interest payments, and changes in the underlying implicit or explicit guarantee of the security, and determined all unrealized losses on these securities were due to adverse market conditions and/or change in interest rates versus credit loss. As part of that assessment, management evaluated and concluded that it is more-likely-than-not that the Company will not be required and does not intend to sell any of the securities prior to recovery of the amortized cost. At June 30, 2025, there was no allowance for credit losses ("ACL") for debt securities AFS.

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

(Dollars in thousands)	June 30, 2025		September 30, 2024
Debt Securities AFS	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$380	$382	$1,826	$1,796
Due after one year through five years	1,712	1,732	14,772	14,211
Due after five years through ten years	27,883	24,013	70,894	63,636
Due after ten years	368,269	335,580	463,257	430,210
	398,244	361,707	550,749	509,853
Mortgage-backed securities	1,180,069	1,005,633	1,393,549	1,231,368
Total debt securities AFS	$1,578,313	$1,367,340	$1,944,298	$1,741,221

Debt Securities HTM
Due after ten years	$28,314	$24,051	$31,060	$28,392
	28,314	24,051	31,060	28,392
Mortgage-backed securities	1,959	1,720	2,032	1,844
Total debt securities HTM	$30,273	$25,771	$33,092	$30,236

Federal Reserve Bank ("FRB") Stock. The Bank is required by federal law to subscribe to capital stock (divided into shares of $100 each) as a member of the FRB of Minneapolis with an amount equal to six per centum of the paid-up capital stock and surplus. One-half of the subscription is paid at time of application, and one-half is subject to call of the Board of Governors of the Federal Reserve System. FRB of Minneapolis stock held by the Bank totaled $19.7 million at June 30, 2025 and September 30, 2024. These equity securities are 'restricted' in that they can only be owned by member banks.

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

The FHLB stock is carried at cost since it is generally redeemable at par value. The carrying value of the stock held at the FHLB was $9.8 million and $16.3 million at June 30, 2025 and at September 30, 2024, respectively.

These equity securities are ‘restricted’ in that they can only be sold back to the respective institution from which they were acquired or another member institution at par. Therefore, FRB and FHLB stocks are less liquid than other marketable equity securities, and the cost approximates fair value.

Equity Securities. The Company held $3.7 million and $3.3 million in marketable equity securities within other assets on the Condensed Consolidated Statements of Financial Condition at June 30, 2025 and September 30, 2024, respectively. The Company recognized $0.1 million and $0.2 million in unrealized losses on marketable equity securities during the nine months ended June 30, 2025 and 2024, respectively. No such securities were sold during the nine months ended June 30, 2025.

Non-marketable equity securities with a readily determinable fair value totaled $12.7 million and $11.8 million at June 30, 2025 and September 30, 2024, respectively. These securities are held within other assets on the Condensed Consolidated Statements of Financial Condition. The Company recognized $1.1 million and $0.6 million in unrealized gains during the nine months ended June 30, 2025 and 2024, respectively. No such securities were sold during the nine months ended June 30, 2025.

Non-marketable equity securities without readily determinable fair value totaled $14.7 million and $13.6 million at June 30, 2025 and September 30, 2024, respectively, reflecting Company ownership interests in other entities through its Pathward Venture Capital, LLC, a wholly-owned service corporation subsidiary of the Bank that was formed in 2017 for the purpose of making minority equity investments and other corporate investments. During the nine months ended June 30, 2025, the Company recognized a $0.4 million gain on Visa shares which were carried at a cost basis of $0. This gain was recognized within the gain on sale of other on the Condensed Consolidated Statements of Operations. There were no additional such securities sold during the nine months ended June 30, 2025.

Equity Securities Impairment. The Company evaluates impairment for investments held at cost on at least an annual basis based on the ultimate recoverability of the par value. All other equity investments, including those under the equity method, are reviewed for other-than-temporary impairment on at least a quarterly basis. The Company recognized no impairment for such investments for the nine months ended June 30, 2025 and 2024.

NOTE 5. LOANS AND LEASES, NET

Loans and leases consist of the following:

(Dollars in thousands)	June 30, 2025	September 30, 2024
Term lending	$2,003,699	$1,554,641
Asset-based lending	610,852	471,897
Factoring	241,024	362,295
Lease financing	134,214	152,174
SBA/USDA	674,902	568,628
Other commercial finance	153,321	185,964
Commercial finance	3,818,012	3,295,599
Consumer finance	226,380	248,800
Tax services	37,419	8,825
Warehouse finance	664,110	517,847
Total loans and leases	4,745,921	4,071,071
Net deferred loan origination costs (fees)	(2,597)	4,124
Total gross loans and leases	4,743,324	4,075,195
Allowance for credit losses	(105,995)	(71,765)
Total loans and leases, net	$4,637,329	$4,003,430

During the nine months ended June 30, 2025 and 2024, the Company originated $1.93 billion and $1.43 billion of commercial finance and consumer finance as held for sale, respectively.

The Company sold held for sale loans resulting in proceeds of $2.16 billion and a $26.9 million gain on sale during the nine months ended June 30, 2025. The Company sold held for sale loans resulting in proceeds of $1.47 billion and a $3.1 million gain on sale during the nine months ended June 30, 2024. Gains and losses from the sale of loans and leases are included in secondary market revenue on the Condensed Consolidated Statements of Operations.

See Note 3. Divestitures to the Condensed Consolidated Financial Statements for further information on the sale of the Company's commercial insurance premium finance business.

Loans purchased and sold by portfolio segment, including participation interests, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Loans Purchased
Loans held for investment:
Commercial finance	$1,271	$11,000	$20,811	$11,000
Warehouse finance	25,873	55,821	172,984	218,912
Total purchases	$27,144	$66,821	$193,795	$229,912
Loans Sold
Loans held for sale:
Commercial finance	$100,909	$24,173	$349,378	$49,218
Consumer finance	505,779	474,991	1,811,016	1,418,944
Total sales	$606,688	$499,164	$2,160,394	$1,468,162

Leasing Portfolio. The net investment in direct financing and sales-type leases was comprised of the following:

(Dollars in thousands)	June 30, 2025	September 30, 2024
Minimum lease payments receivable	$144,134	$162,757
Unguaranteed residual assets	7,284	9,300
Unamortized initial direct costs	72	102
Unearned income	(17,204)	(19,883)
Total net investment in direct financing and sales-type leases	$134,286	$152,276

The components of total lease income were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Interest income - loans and leases
Interest income on net investments in direct financing and sales-type leases	$2,444	$2,908	$8,431	$8,869

Leasing and equipment finance noninterest income
Lease income from operating lease payments	12,751	13,589	39,130	40,449
Other(1)	747	1,051	3,193	2,644
Total leasing and equipment finance noninterest income	13,498	14,640	42,323	43,093
Total lease income	$15,942	$17,548	$50,754	$51,962
(1) Other leasing and equipment finance noninterest income consists of gains (losses) on sales of leased equipment, fees and service charges on leases and gains (losses) on sales of leases.

Undiscounted future minimum lease payments receivable for direct financing and sales-type leases, and a reconciliation to the carrying amount recorded at June 30, 2025 were as follows:

(Dollars in thousands)
Remaining in 2025	$15,714
2026	49,550
2027	35,162
2028	22,288
2029	13,579
Thereafter	7,841
Total undiscounted future minimum lease payments receivable for direct financing and sales-type leases	144,134
Third-party residual value guarantees	—
Total carrying amount of minimum lease payments for direct financing and sales-type leases	$144,134

The Company did not record any contingent rental income from direct financing and sales-type leases in the nine months ended June 30, 2025.

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

Activity in the allowance for credit losses by portfolio segment was as follows:

(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Three Months Ended June 30, 2025
Allowance for credit losses:
Term lending	$26,219	$3,514	$(1,333)	$976	$29,376
Asset-based lending	2,030	5,844	(539)	—	7,335
Factoring	4,934	516	(464)	391	5,377
Lease financing	1,243	219	(344)	12	1,130
SBA/USDA	4,021	1,427	(421)	1	5,028
Other commercial finance	384	(195)	—	—	189
Commercial finance	38,831	11,325	(3,101)	1,380	48,435
Consumer finance	29,635	2,613	(6,381)	600	26,467
Tax services	33,781	(4,728)	(554)	1,930	30,429
Warehouse finance	643	21	—	—	664
Total loans and leases	102,890	9,231	(10,036)	3,910	105,995
Unfunded commitments(1)	851	47	—	—	898
Total	$103,741	$9,278	$(10,036)	$3,910	$106,893

	(As Restated)
Three Months Ended June 30, 2024	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$28,627	$5,962	$(4,628)	$698	$30,659
Asset-based lending	1,215	10	—	9	1,234
Factoring	6,814	1,369	(2,389)	18	5,812
Lease financing	1,551	(86)	—	29	1,494
Insurance premium finance	1,409	480	(263)	26	1,652
SBA/USDA	2,942	358	(456)	—	2,844
Other commercial finance	1,720	(321)	—	—	1,399
Commercial finance	44,278	7,772	(7,736)	780	45,094
Consumer finance	35,081	7,145	(10,009)	351	32,568
Tax services	31,528	(3,285)	(820)	1,230	28,653
Warehouse finance	395	55	—	—	450
Total loans and leases	111,282	11,687	(18,565)	2,361	106,765
Unfunded commitments(1)	743	240	—	—	983
Total	$112,025	$11,927	$(18,565)	$2,361	$107,748
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.

(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Nine Months Ended June 30, 2025
Allowance for credit losses:
Term lending	$30,394	$12,187	$(15,916)	$2,711	$29,376
Asset-based lending	1,356	6,690	(711)	—	7,335
Factoring	5,757	(421)	(634)	675	5,377
Lease financing	1,189	1,346	(1,426)	21	1,130
Insurance premium finance	—	91	(93)	2	—
SBA/USDA	3,273	3,033	(1,327)	49	5,028
Other commercial finance	607	(418)	—	—	189
Commercial finance	42,576	22,508	(20,107)	3,458	48,435
Consumer finance	28,669	17,597	(21,362)	1,563	26,467
Tax services	2	22,751	(1,295)	8,971	30,429
Warehouse finance	518	146	—	—	664
Total loans and leases	71,765	63,002	(42,764)	13,992	105,995
Unfunded commitments(1)	695	203	—	—	898
Total	$72,460	$63,205	$(42,764)	$13,992	$106,893

	(As Restated)
Nine Months Ended June 30, 2024	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$25,686	$18,087	$(14,925)	$1,811	$30,659
Asset-based lending	2,738	(1,754)	—	250	1,234
Factoring	6,566	1,497	(2,424)	173	5,812
Lease financing	3,302	(1,867)	(125)	184	1,494
Insurance premium finance	2,637	(291)	(923)	229	1,652
SBA/USDA	2,962	338	(456)	—	2,844
Other commercial finance	3,089	(1,690)	—	—	1,399
Commercial finance	46,980	14,320	(18,853)	2,647	45,094
Consumer finance	49,496	11,033	(28,932)	971	32,568
Tax services	2	23,292	(1,965)	7,324	28,653
Warehouse finance	377	73	—	—	450
Total loans and leases	96,855	48,718	(49,750)	10,942	106,765
Unfunded commitments(1)	272	711	—	—	983
Total	$97,127	$49,429	$(49,750)	$10,942	$107,748
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.

Information on loans and leases that are deemed to be collateral dependent and are evaluated individually for the ACL was as follows:

(Dollars in thousands)	June 30, 2025	September 30, 2024
Term lending	$33,789	$15,491
Asset-based lending	9,517	—
Factoring	1,108	—
Lease financing	4,079	5,300
SBA/USDA	6,310	1,419
Commercial finance(1)	54,803	22,210
Total	$54,803	$22,210
(1) For commercial finance, collateral dependent financial assets have collateral in the form of cash, equipment, or other business assets.

Management has identified certain structured finance credits for alternative energy projects in which a substantial cash collateral account has been established to mitigate credit risk. Due to the nature of the transactions and significant cash collateral positions, these credits are evaluated individually. The balance of these pass rated cash collateral loans totaled $111.0 million and $105.1 million at June 30, 2025 and at September 30, 2024, respectively.

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

The Company has various portfolios of consumer finance and tax services loans that present unique risks that are statistically managed. Due to the unique risks associated with these portfolios, the Company monitors other credit quality indicators in its evaluation of the appropriateness of the ACL on these portfolios, and as such, these loans are not included in the asset classification table below. The outstanding balances of consumer finance loans and tax services loans were $226.4 million and $37.4 million at June 30, 2025, respectively, and $248.8 million and $8.8 million at September 30, 2024, respectively.

The amortized cost basis of loans and leases by asset classification and year of origination was as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
June 30, 2025	2025	2024	2023	2022	2021	Prior
Term lending
Pass	$639,497	$447,978	$307,564	$106,578	$65,242	$43,752	$—	$1,610,611
Watch	32,947	49,641	77,918	7,643	17,657	11,035	—	196,841
Special mention	—	56,703	5,349	645	8,978	80	—	71,755
Substandard	1,671	19,994	40,877	20,882	14,293	20,438	—	118,155
Doubtful	—	229	776	3,647	1,572	113	—	6,337
Total	674,115	574,545	432,484	139,395	107,742	75,418	—	2,003,699
Current period charge-offs	—	7,637	4,365	2,704	851	359	—	15,916
Asset-based lending
Pass	—	—	—	—	—	—	343,417	343,417
Watch	—	—	—	—	—	—	249,272	249,272
Special mention	—	—	—	—	—	—	7,641	7,641
Substandard	—	—	—	—	—	—	5,643	5,643
Doubtful	—	—	—	—	—	—	4,879	4,879
Total	—	—	—	—	—	—	610,852	610,852
Current period charge-offs	—	—	—	—	—	—	711	711
Factoring
Pass	—	—	—	—	—	—	192,550	192,550
Watch	—	—	—	—	—	—	43,120	43,120
Special mention	—	—	—	—	—	—	1,624	1,624
Substandard	—	—	—	—	—	—	2,387	2,387
Doubtful	—	—	—	—	—	—	1,343	1,343
Total	—	—	—	—	—	—	241,024	241,024
Current period charge-offs	—	—	—	—	—	—	634	634
Lease financing
Pass	25,064	29,883	38,619	6,140	1,741	5,183	—	106,630
Watch	3,967	6,925	781	1,080	1,812	355	—	14,920
Special mention	—	—	—	—	211	—	—	211
Substandard	—	—	5,545	1,607	4,180	970	—	12,302
Doubtful	—	—	150	—	1	—	—	151
Total	29,031	36,808	45,095	8,827	7,945	6,508	—	134,214

Current period charge-offs	—	—	320	—	1,005	101	—	1,426
Insurance premium finance
Current period charge-offs	—	62	31	—	—	—	—	93
SBA/USDA
Pass	71,249	102,629	171,232	155,222	18,905	39,753	—	558,990
Watch	19,885	6,217	241	9,735	998	3,779	—	40,855
Special mention	63	255	—	2,538	329	2,156	—	5,341
Substandard	612	2,048	17,463	12,553	2,864	32,471	—	68,011
Doubtful	—	884	693	—	—	128	—	1,705
Total	91,809	112,033	189,629	180,048	23,096	78,287	—	674,902
Current period charge-offs	—	—	171	90	55	1,011	—	1,327
Other commercial finance
Pass	8,385	62,895	2,120	127	12,122	64,771	—	150,420
Watch	—	—	2,436	—	—	—	—	2,436
Substandard	—	—	465	—	—	—	—	465
Total	8,385	62,895	5,021	127	12,122	64,771	—	153,321
Current period charge-offs	—	—	—	—	—	—	—	—
Warehouse finance
Pass	—	—	—	—	—	—	664,110	664,110
Total	—	—	—	—	—	—	664,110	664,110
Current period charge-offs	—	—	—	—	—	—	—	—
Total loans and leases
Pass	744,195	643,385	519,535	268,067	98,010	153,459	1,200,077	3,626,728
Watch	56,799	62,783	81,376	18,458	20,467	15,169	292,392	547,444
Special mention	63	56,958	5,349	3,183	9,518	2,236	9,265	86,572
Substandard	2,283	22,042	64,350	35,042	21,337	53,879	8,030	206,963
Doubtful	—	1,113	1,619	3,647	1,573	241	6,222	14,415
Total	$803,340	$786,281	$672,229	$328,397	$150,905	$224,984	$1,515,986	$4,482,122
Current period charge-offs	$—	$7,699	$4,887	$2,794	$1,911	$1,471	$1,345	$20,107

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
September 30, 2024	2024	2023	2022	2021	2020	Prior
Term lending
Pass	$548,597	$398,832	$117,180	$77,585	$42,950	$24,166	$—	$1,209,310
Watch	47,765	52,317	34,964	31,025	2,720	2,312	—	171,103
Special mention	44,617	3,106	9,121	14,772	7,238	2	—	78,856
Substandard	9,798	24,187	18,537	11,660	18,894	2,631	—	85,707
Doubtful	4,314	1,465	2,247	758	114	767	—	9,665
Total	655,091	479,907	182,049	135,800	71,916	29,878	—	1,554,641
Current period charge-offs	114	3,102	8,502	3,576	2,184	715	—	18,193
Asset-based lending
Pass	—	—	—	—	—	—	233,268	233,268
Watch	—	—	—	—	—	—	221,521	221,521
Special mention	—	—	—	—	—	—	13,187	13,187
Substandard	—	—	—	—	—	—	3,921	3,921
Total	—	—	—	—	—	—	471,897	471,897
Current period charge-offs	—	—	—	—	—	—	—	—
Factoring
Pass	—	—	—	—	—	—	292,436	292,436
Watch	—	—	—	—	—	—	62,270	62,270
Special mention	—	—	—	—	—	—	271	271
Substandard	—	—	—	—	—	—	7,306	7,306
Doubtful	—	—	—	—	—	—	12	12

Total	—	—	—	—	—	—	362,295	362,295
Current period charge-offs	—	—	—	—	—	—	2,453	2,453
Lease financing
Pass	44,883	48,851	12,862	7,101	7,938	1,733	—	123,368
Watch	1,837	3,537	370	6,264	1,362	40	—	13,410
Special mention	—	250	—	—	174	—	—	424
Substandard	—	6,691	2,723	2,717	2,069	603	—	14,803
Doubtful	—	—	—	138	31	—	—	169
Total	46,720	59,329	15,955	16,220	11,574	2,376	—	152,174
Current period charge-offs	—	—	—	207	80	—	—	287
Insurance premium finance
Current period charge-offs	86	890	173	—	—	—	—	1,149
SBA/USDA
Pass	60,636	171,136	179,490	20,825	28,588	39,319	—	499,994
Watch	5,244	6,967	—	639	10	3,026	—	15,886
Special mention	—	—	—	156	—	363	—	519
Substandard	1,037	15,923	12,158	2,003	9,519	11,134	—	51,774
Doubtful	—	185	55	55	62	98	—	455
Total	66,917	194,211	191,703	23,678	38,179	53,940	—	568,628
Current period charge-offs	—	549	79	—	127	—	—	755
Other commercial finance
Pass	73,330	2,210	6,685	12,351	1,274	70,203	—	166,053
Watch	—	2,480	—	—	—	—	—	2,480
Substandard	—	508	—	16,923	—	—	—	17,431
Total	73,330	5,198	6,685	29,274	1,274	70,203	—	185,964
Current period charge-offs	—	—	—	—	—	—	—	—
Warehouse finance
Pass	—	—	—	—	—	—	517,847	517,847
Total	—	—	—	—	—	—	517,847	517,847
Current period charge-offs	—	—	—	—	—	—	—	—
Total loans and leases
Pass	727,446	621,029	316,217	117,862	80,750	135,421	1,043,551	3,042,276
Watch	54,846	65,301	35,334	37,928	4,092	5,378	283,791	486,670
Special mention	44,617	3,356	9,121	14,928	7,412	365	13,458	93,257
Substandard	10,835	47,309	33,418	33,303	30,482	14,368	11,227	180,942
Doubtful	4,314	1,650	2,302	951	207	865	12	10,301
Total	$842,058	$738,645	$396,392	$204,972	$122,943	$156,397	$1,352,039	$3,813,446
Current period charge-offs	$200	$4,541	$8,754	$3,783	$2,391	$715	$2,453	$22,837

Past due loans and leases were as follows:

	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Nonaccrual Balance	Total
June 30, 2025
Loans held for sale	$—	$—	$—	$—	$49,767	$49,767	$—	$—	$—

Term lending	23,236	5,910	23,336	52,482	1,951,217	2,003,699	188	39,217	39,405
Asset-based lending	—	—	—	—	610,852	610,852	—	9,517	9,517
Factoring	—	—	—	—	241,024	241,024	—	1,730	1,730
Lease financing	2,846	1,471	5,160	9,477	124,737	134,214	918	4,286	5,204
SBA/USDA	96	5,900	8,729	14,725	660,177	674,902	2,264	6,774	9,038
Other commercial finance	—	—	—	—	153,321	153,321	—	—	—
Commercial finance	26,178	13,281	37,225	76,684	3,741,328	3,818,012	3,370	61,524	64,894
Consumer finance	3,376	2,497	6,402	12,275	214,105	226,380	6,402	—	6,402
Tax services	—	37,234	—	37,234	185	37,419	—	—	—
Warehouse finance	—	—	—	—	664,110	664,110	—	—	—
Total loans and leases held for investment	29,554	53,012	43,627	126,193	4,619,728	4,745,921	9,772	61,524	71,296
Total loans and leases	$29,554	$53,012	$43,627	$126,193	$4,669,495	$4,795,688	$9,772	$61,524	$71,296

September 30, 2024
Loans held for sale	$2,266	$1,361	$1,050	$4,677	$687,011	$691,688	$1,050	$—	$1,050

Term lending	19,776	5,124	17,694	42,594	1,512,047	1,554,641	1,923	23,462	25,385
Asset-based lending	—	—	—	—	471,897	471,897	—	—	—
Factoring	—	—	—	—	362,295	362,295	—	29	29
Lease financing	3,605	1,595	109	5,309	146,865	152,174	60	746	806
SBA/USDA	—	952	2,172	3,124	565,504	568,628	331	2,175	2,506
Other commercial finance	—	—	—	—	185,964	185,964	—	—	—
Commercial finance	23,381	7,671	19,975	51,027	3,244,572	3,295,599	2,314	26,412	28,726
Consumer finance	3,962	3,186	3,053	10,201	238,599	248,800	3,053	—	3,053
Tax services	—	—	8,733	8,733	92	8,825	8,733	—	8,733
Warehouse finance	—	—	—	—	517,847	517,847	—	—	—
Total loans and leases held for investment	27,343	10,857	31,761	69,961	4,001,110	4,071,071	14,100	26,412	40,512
Total loans and leases	$29,609	$12,218	$32,811	$74,638	$4,688,121	$4,762,759	$15,150	$26,412	$41,562

Nonaccrual loans and leases by year of origination were as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
June 30, 2025	2025	2024	2023	2022	2021	Prior
Term lending	$—	$807	$13,395	$11,286	$13,537	$192	$—	$39,217	$19,152
Asset-based lending	—	—	—	—	—	—	9,517	9,517	—
Factoring	—	—	—	—	—	—	1,730	1,730	—
Lease financing	—	—	150	—	3,480	656	—	4,286	4,079
SBA/USDA	—	3,537	3,082	—	27	128	—	6,774	—
Commercial finance	—	4,344	16,627	11,286	17,044	976	11,247	61,524	23,231
Total nonaccrual loans and leases	$—	$4,344	$16,627	$11,286	$17,044	$976	$11,247	$61,524	$23,231

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
September 30, 2024	2024	2023	2022	2021	2020	Prior
Term lending	$9,281	$3,433	$5,369	$1,386	$625	$3,368	$—	$23,462	$2,579
Factoring	—	—	—	—	—	—	29	29	—
Lease financing	—	577	11	46	2	110	—	746	—
SBA/USDA	—	738	55	55	742	585	—	2,175	681
Commercial finance	9,281	4,748	5,435	1,487	1,369	4,063	29	26,412	3,260
Total nonaccrual loans and leases	$9,281	$4,748	$5,435	$1,487	$1,369	$4,063	$29	$26,412	$3,260

Loans and leases that are 90 days or more delinquent and accruing by year of origination were as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
June 30, 2025	2025	2024	2023	2022	2021	Prior
Term lending	$—	$—	$—	$187	$—	$1	$—	$188
Lease financing	—	100	149	669	—	—	—	918
SBA/USDA	—	2,264	—	—	—	—	—	2,264
Commercial finance	—	2,364	149	856	—	1	—	3,370
Consumer finance	4,625	892	763	90	32	—	—	6,402
Total loans and leases held for investment	4,625	3,256	912	946	32	1	—	9,772
Total 90 days or more delinquent and accruing	$4,625	$3,256	$912	$946	$32	$1	$—	$9,772

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
September 30, 2024	2024	2023	2022	2021	2020	Prior
Loans held for sale	$1,031	$19	$—	$—	$—	$—	$—	$1,050
Term lending	—	621	354	719	217	12	—	1,923
Lease financing	—	—	—	2	58	—	—	60
SBA/USDA	—	—	331	—	—	—	—	331
Commercial finance	—	621	685	721	275	12	—	2,314
Consumer finance	736	1,841	388	88	—	—	—	3,053
Tax services	8,733	—	—	—	—	—	—	8,733
Total loans and leases held for investment	9,469	2,462	1,073	809	275	12	—	14,100
Total 90 days or more delinquent and accruing	$10,500	$2,481	$1,073	$809	$275	$12	$—	$15,150

Certain loans and leases 90 days or more past due as to interest or principal continue to accrue because they are (1) well-secured and in the process of collection or (2) consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due.

The following table provides the average recorded investment in nonaccrual loans and leases:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Term lending	$30,308	$20,007	$27,012	$18,808
Asset-based lending	6,996	—	2,970	4,896
Factoring	1,350	967	1,004	2,631
Lease financing	4,514	635	3,655	1,299
SBA/USDA	7,005	2,853	4,000	2,223
Commercial finance	50,173	24,462	38,641	29,857
Total loans and leases	$50,173	$24,462	$38,641	$29,857

The recognized interest income on the Company's nonaccrual loans and leases for the three and nine months ended June 30, 2025 and 2024 was not significant.

Modifications made to borrowers experiencing financial difficulty during the three and nine months ended June 30, 2025 were none and $9.1 million, respectively, in the commercial finance loan portfolio. The types of modifications granted were term extensions. Modifications made to borrowers experiencing financial difficulty during the three and nine months ended June 30, 2024 were $6.1 million and $7.6 million in the commercial finance loan portfolio, respectively.

During the nine months ended June 30, 2025, the Company had $7.2 million of commercial finance loans where a modification was granted in the previous 12 months in which there was a payment default. As of June 30, 2025, no modifications granted during the current nine month period were in the 60-89 days past due category. During the nine months ended June 30, 2024, the Company had $1.5 million of commercial finance loans where a modification was granted in the previous 12 months in which there was a payment default.

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

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted earnings per share is presented below.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
(Dollars in thousands, except per share data)		(As Restated)		(As Restated)
Basic income per common share:
Net income attributable to Pathward Financial, Inc.	$42,147	$44,869	$147,069	$149,686
Dividends and undistributed earnings allocated to participating securities	(152)	(464)	(553)	(1,312)
Basic net earnings available to common stockholders	41,995	44,405	146,516	148,374
Undistributed earnings allocated to nonvested restricted stockholders	148	451	540	1,278
Reallocation of undistributed earnings to nonvested restricted stockholders	(147)	(450)	(537)	(1,277)
Diluted net earnings available to common stockholders	$41,996	$44,406	$146,519	$148,375

Total weighted-average basic common shares outstanding	23,006,454	24,946,085	23,629,565	25,335,621
Effect of dilutive securities(1)
PSUs	133,670	33,733	115,521	29,021
Total effect of dilutive securities	133,670	33,733	115,521	29,021
Total weighted-average diluted common shares outstanding	23,140,124	24,979,818	23,745,086	25,364,642

Net earnings per common share:
Basic earnings per common share	$1.83	$1.78	$6.20	$5.86
Diluted earnings per common share(2)	$1.81	$1.78	$6.17	$5.85
(1) Represents the effect of the assumed vesting of PSUs and restricted stock, as applicable, utilizing the treasury stock method.
(2) Excluded from the computation of diluted earnings per share for the three months ended June 30, 2025 and 2024, respectively, were 83,151 and 260,415 weighted average share of nonvested restricted stock because their inclusion would be anti-dilutive. Excluded from the computation of diluted earnings per share for the nine months ended June 30, 2025 and 2024, respectively, were 89,175 and 224,035 weighted average shares of nonvested restricted stock because their inclusion would be anti-dilutive.

NOTE 7. RENTAL EQUIPMENT, NET

Rental equipment consists of the following:

(Dollars in thousands)	June 30, 2025	September 30, 2024
Computers and IT networking equipment	$12,080	$21,308
Motor vehicles and other	145,557	140,920
Other furniture and equipment	34,427	38,755
Solar panels and equipment	124,143	128,296
Total	316,207	329,279

Accumulated depreciation	(135,595)	(124,987)
Unamortized initial direct costs	758	1,047
Net book value	$181,370	$205,339

Future minimum lease payments expected to be received for operating leases at June 30, 2025 were as follows:

(Dollars in thousands)
Remaining in 2025	$10,039
2026	35,440
2027	26,800
2028	18,324
2029	12,994
Thereafter	6,488
Total	$110,085

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

The Company held a total of $297.9 million of goodwill at June 30, 2025. The recorded goodwill is a result of multiple business combinations that occurred from 2015 to 2018. During the nine months ended June 30, 2025, the Company closed on the sale of the commercial insurance premium finance business and derecognized the goodwill associated with that reporting unit. The goodwill was included in the carrying amount of the disposed business. See Note 3. Divestitures to the Condensed Consolidated Financial Statements for further information.

The changes in the carrying amount of the Company's goodwill were as follows:

(Dollars in thousands)	Consumer	Commercial	Corporate Services/Other	Total
September 30, 2024	$87,145	$222,360	$—	$309,505
Divestiture	—	(11,577)	—	(11,577)
June 30, 2025	$87,145	$210,783	$—	$297,928

September 30, 2023	$87,145	$222,360	$—	$309,505
June 30, 2024	$87,145	$222,360	$—	$309,505

The changes in the carrying amount of the Company’s intangible assets during the nine months ended June 30, 2025 include certain intangibles disposed of as part of the commercial insurance premium finance business sale. The relevant intangibles were included in the carrying amount of the disposed business. See Note 3. Divestitures to the Condensed Consolidated Financial Statements for further information.

(Dollars in thousands)	Trademark(1)	Non-Compete	Customer Relationships(2)	All Others(3)	Total
September 30, 2024	$6,422	$—	$6,566	$3,601	$16,589
Amortization during the period	(806)	—	(1,462)	(425)	(2,693)
Write-offs and disposals during the period	—	—	(631)	—	(631)
June 30, 2025	$5,616	$—	$4,473	$3,176	$13,265

Gross carrying amount	$13,774	$301	$70,338	$7,732	$92,145
Accumulated amortization	(8,158)	(301)	(54,947)	(4,403)	(67,809)
Accumulated impairment	—	—	(10,918)	(153)	(11,071)
June 30, 2025	$5,616	$—	$4,473	$3,176	$13,265

September 30, 2023	$7,477	$—	$9,110	$4,133	$20,720
Amortization during the period	(790)	—	(2,018)	(399)	(3,207)
June 30, 2024	$6,687	$—	$7,092	$3,734	$17,513

Gross carrying amount	$13,774	$301	$77,578	$7,732	$99,385
Accumulated amortization	(7,087)	(301)	(59,568)	(3,845)	(70,801)
Accumulated impairment	—	—	(10,918)	(153)	(11,071)
June 30, 2024	$6,687	$—	$7,092	$3,734	$17,513
(1) Book amortization period of 5-15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 10-30 years. Amortized using the accelerated method.
(3) Book amortization period of 3-20 years. Amortized using the straight line method.

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in the remaining three months of fiscal 2025 and subsequent fiscal years at June 30, 2025 was as follows:

(Dollars in thousands)
Remaining in 2025	$764
2026	3,103
2027	2,483
2028	2,194
2029	1,581
Thereafter	3,140
Total anticipated intangible amortization	$13,265

There were no impairments to intangible assets during the nine months ended June 30, 2025 and 2024. Intangible impairment expense is recorded within the impairment expense line of the Condensed Consolidated Statements of Operations.

NOTE 9. OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease right-of-use ("ROU") assets, included in other assets, were $23.2 million and $24.4 million at June 30, 2025 and September 30, 2024, respectively.

Operating lease liabilities, included in accrued expenses and other liabilities, were $24.5 million and $26.0 million at June 30, 2025 and September 30, 2024, respectively.

The decreases in lease ROU assets and liabilities relate to normal amortization and lease payments made during the nine months ended June 30, 2025, but also include adjustments for lease assignments that occurred as a result of the commercial insurance premium finance business sale during the first quarter. Two office locations, Newport Beach, California and Addison, Texas, were included in the sale of the commercial insurance premium finance business and the relevant lease ROU assets and liabilities are no longer reflected in the Company's Condensed Consolidated Financial Statements after the transaction closed. The derecognition of the relevant lease ROU assets and liabilities resulted in a $0.5 million gain on remeasurement that was recognized as part of the overall gain on divestitures from the commercial insurance premium finance business sale. See Note 3. Divestitures to the Condensed Consolidated Financial Statements for further information.

Undiscounted future minimum operating lease payments and a reconciliation to the amount recorded as operating lease liabilities at June 30, 2025 were as follows:

(Dollars in thousands)
Remaining in 2025	$866
2026	3,391
2027	3,306
2028	3,397
2029	3,436
Thereafter	13,108
Total undiscounted future minimum lease payments	27,504
Discount	(3,043)
Total operating lease liabilities	$24,461

The weighted-average discount rate and remaining lease term for operating leases were as follows:

	June 30, 2025	September 30, 2024
Weighted-average discount rate	2.67%	2.45%
Weighted-average remaining lease term (years)	8.22	8.78

The components of total lease costs for operating leases were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Lease expense	$987	$990	$2,904	$3,007
Short-term and variable lease cost	18	21	62	44
Sublease income	(350)	(314)	(1,053)	(953)
Total lease cost for operating leases	$655	$697	$1,913	$2,098

NOTE 10. STOCKHOLDERS' EQUITY

Repurchase of Common Stock. The Company's Board of Directors authorized the September 3, 2021 share repurchase program to repurchase up to 6,000,000 shares of the Company's outstanding common stock. This authorization was effective from September 3, 2021 through September 30, 2024, with 146,435 shares authorized by this repurchase program not repurchased when it expired. On August 25, 2023, the Company's Board of Directors announced a share repurchase program to repurchase up to an additional 7,000,000 shares of the Company's outstanding common stock on or before September 30, 2028. During the nine months ended June 30, 2025 and 2024, the Company repurchased 1,881,444 and 1,283,693 shares, respectively, as part of the share repurchase programs.

Under the repurchase programs, repurchased shares were retired and designated as authorized but unissued shares. The Company accounts for repurchased shares using the par value method under which the repurchase price is credited to paid-in capital up to the par value of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. As of June 30, 2025, 5,118,556 shares of common stock remained available for repurchase.

For the nine months ended June 30, 2025 and 2024, the Company also repurchased 66,446 and 122,452 shares, or $4.6 million and $5.8 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Retirement of Treasury Stock. The Company accounts for the retirement of repurchased shares, including treasury stock, using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. The Company retired no shares of common stock held in treasury during the nine months ended June 30, 2025 and 2024.

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

The following tables show the activity of share awards (including shares of restricted stock subject to vesting, fully-vested restricted stock, and PSUs) granted, exercised or forfeited under all of the Company's incentive plans during the nine months ended June 30, 2025.

	Number of Shares	Weighted Average Fair Value at Grant
Restricted Stock Awards
Nonvested shares outstanding, September 30, 2024	248,670	$41.19
Granted	15,600	77.42
Vested	(179,669)	41.24
Forfeited or expired	(2,606)	47.94
Nonvested shares outstanding, June 30, 2025	81,995	$47.77
Restricted Stock Units
Nonvested shares outstanding, September 30, 2024	—	$—
Granted	88,310	79.47
Vested	—	—
Forfeited or expired	(3,939)	79.35
Nonvested shares outstanding, June 30, 2025	84,371	$79.48
	Number of Units	Weighted Average Fair Value at Grant
PSUs
PSUs outstanding, September 30, 2024	142,462	$47.24
Granted	34,208	79.47
Vested	(34,304)	57.21
Forfeited or expired	—	—
PSUs outstanding, June 30, 2025	142,366	$52.59

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

As of June 30, 2025, stock-based compensation expense not yet recognized in income totaled $9.4 million, which is expected to be recognized over a weighted average remaining period of 1.65 years.

NOTE 12. INCOME TAXES

The Company recorded an income tax expense of $27.0 million for the nine months ended June 30, 2025, resulting in an effective tax rate of 15.44%, compared to an income tax expense of $30.7 million, or an effective tax rate of 16.96%, for the nine months ended June 30, 2024. The Company’s effective tax rate was lower than the U.S. statutory rate of 21% primarily because of the effect of investment tax credits during fiscal year 2025. The Company's effective tax rate in the future will depend in part on actual investment tax credits generated from qualified renewable energy property.

The table below compares the income tax expense components for the periods presented.

	Nine Months Ended June 30,
	2025	2024
(Dollars in thousands)		(As Restated)
Provision at statutory rate	$36,547	$37,887
Tax-exempt income	(480)	(522)
State income taxes	6,562	7,300
Interim period effective rate adjustment	(9,971)	(846)
Tax credit investments, net - federal	(3,913)	(12,556)
Research tax credit	(752)	(602)
IRC 162(m) nondeductible compensation	1,061	826
Other, net	(2,088)	(761)
Income tax expense	$26,966	$30,726
Effective tax rate	15.44%	16.96%

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

(Dollars in thousands)	Consumer		Commercial		Corporate Services/Other		Consolidated Company
		(As Restated)		(As Restated)		(As Restated)		(As Restated)
Three Months Ended June 30,	2025	2024	2025	2024	2025	2024	2025	2024
Net interest income(1)	$67,949	$69,328	$51,241	$52,932	$3,123	$490	$122,313	$122,750
Noninterest income:
Refund transfer product fees	9,846	9,111	—	—	—	—	9,846	9,111
Refund advance and other tax fee income(1)	307	(67)	—	—	—	—	307	(67)
Card and deposit fees	37,171	33,151	165	250	6	7	37,342	33,408
Rental income(1)	—	—	12,681	13,615	232	164	12,913	13,779
Secondary market revenue(1)	41	20	7,103	1,701	—	—	7,144	1,721
Gain on sale of other(1)	—	—	330	563	64	2,391	394	2,954
Other income(1)	2,383	2,020	2,023	1,922	1,090	1,023	5,496	4,965
Total noninterest income	49,748	44,235	22,302	18,051	1,392	3,585	73,442	65,871
Revenue	$117,697	$113,563	$73,543	$70,983	$4,515	$4,075	$195,755	$188,621

Nine Months Ended June 30,
Net interest income(1)	$224,644	$205,530	$136,521	$142,631	$22,677	$22,150	$383,842	$370,311
Noninterest income:
Refund transfer product fees	42,919	38,475	—	—	—	—	42,919	38,475
Refund advance and other tax fee income(1)	49,416	43,244	—	—	—	—	49,416	43,244
Card and deposit fees	96,582	98,755	599	727	20	20	97,201	99,502
Rental income(1)	—	—	39,180	40,444	642	514	39,822	40,958
(Loss) on sale of securities(1)	—	—	—	—	(22,899)	—	(22,899)	—
Gain on divestitures(1)	—	—	—	—	15,044	—	15,044	—
Secondary market revenue(1)	56	5	13,515	3,086	13,329	—	26,900	3,091
Gain on sale of other(1)	—	—	1,487	1,147	520	4,972	2,007	6,119
Other income(1)	8,403	6,230	6,878	6,395	3,653	3,563	18,934	16,188
Total noninterest income	197,376	186,709	61,659	51,799	10,309	9,069	269,344	247,577
Revenue	$422,020	$392,239	$198,180	$194,430	$32,986	$31,219	$653,186	$617,888
(1) These revenues are not within the scope of Topic 606. Additional details are included in other footnotes to the accompanying financial statements. The scope of Topic 606 explicitly excludes net interest income as well as many other revenues for financial assets and liabilities, including loans, leases, and securities.

Following is a discussion of key revenues within the scope of Topic 606. The Company provides services to customers that have related performance obligations that must be completed to recognize revenue. Revenues are generally recognized immediately upon the completion of the service or over time as services are performed. Any services performed over time generally require that the Company renders services each period; therefore, the Company measures progress in completing these services based upon the passage of time. Revenue from contracts with customers did not generate significant contract assets and liabilities for the nine months ended June 30, 2025.

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

The following table presents segment data for the Company:

(Dollars in thousands)	Consumer		Commercial		Corporate Services/Other		Total
		(As Restated)		(As Restated)		(As Restated)		(As Restated)
Three Months Ended June 30,	2025	2024	2025	2024	2025	2024	2025	2024
Net interest income	$67,949	$69,328	$51,241	$52,932	$3,123	$490	$122,313	$122,750
Provision for credit loss	(2,114)	3,859	11,371	8,013	21	55	9,278	11,927
Noninterest income	49,748	44,235	22,302	18,051	1,392	3,585	73,442	65,871
Noninterest expense	56,962	50,964	32,237	33,227	50,123	41,319	139,322	125,510
Income (loss) before income tax expense	62,849	58,740	29,935	29,743	(45,629)	(37,299)	47,155	51,184

Total assets	419,654	423,116	4,257,971	4,324,946	2,552,219	2,764,968	7,229,844	7,513,030
Total goodwill	87,145	87,145	210,783	222,360	—	—	297,928	309,505
Total deposits	5,823,684	6,190,419	87	13,592	181,475	227,505	6,005,246	6,431,516

Nine Months Ended June 30,
Net interest income	$224,644	$205,530	$136,521	$142,631	$22,677	$22,150	$383,842	$370,311
Provision for credit loss	40,349	34,325	22,710	15,031	146	73	63,205	49,429
Noninterest income	197,376	186,709	61,659	51,799	10,309	9,069	269,344	247,577
Noninterest expense	177,290	162,543	98,603	106,213	139,403	118,573	415,296	387,329
Income (loss) before income tax expense	204,381	195,371	76,867	73,186	(106,563)	(87,427)	174,685	181,130

Total assets	419,654	423,116	4,257,971	4,324,946	2,552,219	2,764,968	7,229,844	7,513,030
Total goodwill	87,145	87,145	210,783	222,360	—	—	297,928	309,505
Total deposits	5,823,684	6,190,419	87	13,592	181,475	227,505	6,005,246	6,431,516

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

Derivatives. The Bank's use of derivatives is limited to the Consumer Lending Programs. Under these Programs, the Bank has an agreement with a third party to originate consumer loans that are included in the Bank's held for investment or held for sale portfolios. The third party provides a target return to the Company on the portfolio of loans retained by the Bank and all interest received from borrowers on such loans above the target return and after all charge-offs have been covered is paid to the third party as excess interest and servicing. The primary drivers of the derivative value include the Company's ability to settle the loans at par value and the third party partners' rights of first refusal to purchase loans that the Company intends to sell. The Company estimates the fair value of the derivative instrument using a market approach considering primarily the average interest rate on the underlying loans and the credit spread relative to the risk-free rate in order to validate that the value of the loans is in excess of par and thus the derivative could be settled by either party at no cost. The Company considers this derivative instrument to be within Level 3 of the fair value hierarchy, as it utilizes inputs from sales or securitization transactions involving similar loans. As of June 30, 2025 and September 30, 2024, the Company determined the derivatives had no fair value, respectively, thus eliminating the need for further disclosures regarding Level 3 inputs as outlined in ASC 820.

The following table summarizes the fair values of debt securities AFS and equity securities as they are measured at fair value on a recurring basis.

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2025
Debt securities AFS
Corporate securities	$21,125	$—	$21,125	$—
SBA securities	10,683	—	10,683	—
Obligations of states and political subdivisions	161	—	161	—
Non-bank qualified obligations of states and political subdivisions	189,545	—	189,545	—
Asset-backed securities	140,192	—	140,192	—
Mortgage-backed securities	1,005,634	—	1,005,634	—
Total debt securities AFS	$1,367,340	$—	$1,367,340	$—
Common equities and mutual funds(1)	$3,675	$3,675	$—	$—
Non-marketable equity securities(2)	$12,669	$—	$—	$—

September 30, 2024
Debt securities AFS
Corporate securities	$19,750	$—	$19,750	$—
SBA securities	81,935	—	81,935	—
Obligations of states and political subdivisions	480	—	480	—
Non-bank qualified obligations of states and political subdivisions	217,990	—	217,990	—
Asset-backed securities	189,698	—	189,698	—
Mortgage-backed securities	1,231,368	—	1,231,368	—
Total debt securities AFS	$1,741,221	$—	$1,741,221	$—
Common equities and mutual funds(1)	$3,303	$3,303	$—	$—
Non-marketable equity securities(2)	$11,828	$—	$—	$—
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at June 30, 2025 and September 30, 2024.
(2) Consists of certain non-marketable equity securities that are measured at fair value using net asset value ("NAV") per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

Loans and Leases. The Company does not record loans and leases at fair value on a recurring basis. However, if a loan or lease is individually evaluated for risk of credit loss and repayment is expected to be solely provided by the values of the underlying collateral, the Company measures fair value on a nonrecurring basis. Fair value is determined by the fair value of the underlying collateral less estimated costs to sell. The fair value of the collateral is determined based on the internal estimates and/or assessment provided by third-party appraisers and the valuation relies on discount rates ranging from 3% to 35%.

The following table summarizes the assets of the Company that are measured at fair value in the Condensed Consolidated Statements of Financial Condition on a nonrecurring basis:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2025
Loans and leases, net individually evaluated for credit loss
Commercial finance	$20,401	$—	$—	$20,401
Total loans and leases, net individually evaluated for credit loss	20,401	—	—	20,401
Total	$20,401	$—	$—	$20,401

September 30, 2024
Loans and leases, net individually evaluated for credit loss
Commercial finance	$7,652	$—	$—	$7,652
Total loans and leases, net individually evaluated for credit loss	7,652	—	—	7,652
Total	$7,652	$—	$—	$7,652

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value at June 30, 2025	Fair Value at September 30, 2024	Valuation Technique	Unobservable Input	Range of Inputs
Loans and leases, net individually evaluated for credit loss	$20,401	$7,652	Market approach	Appraised values(1)	3% - 35%
(1) The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimating selling costs and other inputs in a range of 3% to 35%.

Management discloses the estimated fair value of financial instruments, including assets and liabilities on and off the Condensed Consolidated Statements of Financial Condition, for which it is practicable to estimate fair value. These fair value estimates were made at June 30, 2025 and September 30, 2024 based on relevant market information and information about financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, since there is no active market for certain financial instruments of the Company, the estimates of fair value are subjective in nature, involve uncertainties, and include matters of significant judgment. Changes in assumptions as well as tax considerations could significantly affect the estimated values. Accordingly, the aggregate fair value estimates are not intended to represent the underlying value of the Company, on either a going concern or a liquidation basis.

The following tables present the carrying amount and estimated fair value of the financial instruments held by the Company:

	June 30, 2025
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$258,343	$258,343	$258,343	$—	$—
Debt securities available for sale	1,367,340	1,367,339	—	1,367,339	—
Debt securities held to maturity	30,273	25,771	—	25,771	—
Common equities and mutual funds(1)	3,675	3,675	3,675	—	—
Non-marketable equity securities(1)(2)	22,369	22,369	—	9,699	—
Loans held for sale	49,767	49,767	—	49,767	—
Loans and leases	4,745,921	4,704,600	—	—	4,704,600
Federal Reserve Bank and Federal Home Loan Bank stocks	29,451	29,451	—	29,451	—
Accrued interest receivable	39,996	39,996	39,996	—	—
Financial liabilities
Deposits	6,005,246	6,005,178	6,002,610	2,568	—
Overnight federal funds purchased	115,000	115,000	115,000	—	—
Other short- and long-term borrowings	33,431	33,077	—	33,077	—
Accrued interest payable	742	742	742	—	—
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at June 30, 2025.
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

NOTE 16. SUBSEQUENT EVENTS

Management has evaluated subsequent events that occurred after June 30, 2025. During this period, up to the filing date of this Quarterly Report on Form 10-Q, management did not identify any material subsequent events that would require recognition or disclosure in our Condensed Consolidated Financial Statements as of or for the quarter ended June 30, 2025.

NOTE 17. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its unaudited historical condensed consolidated financial statements as of June 30, 2024 and for the three and nine months ended June 30, 2024 to correct for identified errors in its accounting for allowance for credit losses, interest income, provision for credit losses, and noninterest expense. In addition, the Company has corrected other unrelated immaterial errors which were previously not recorded or not recorded in the appropriate period. Prior period financial information restated for the three and nine months ended June 30, 2024, was restated in the Form 10-K/A for the fiscal year ended September 30, 2024.

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

The following discussion focuses on the consolidated financial condition of the Company at June 30, 2025, compared to September 30, 2024, and the consolidated results of operations for the three and nine months ended June 30, 2025 and 2024. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the fiscal year ended September 30, 2024 and the related management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2024.

As described in Note 17. "Restatement of Previously Issued Financial Statements" to the condensed consolidated financial statements, the Company has restated its unaudited historical consolidated financial statements as of June 30, 2024 and for the three and nine months ended June 30, 2024. Prior period financial information restated for three and nine months ended June 30, 2024, was restated in the Form 10-K/A for the fiscal year ended September 30, 2024. As a result the previously reported financial information as of June 30, 2024 and for the three and nine months ended June 30, 2024 in this management's discussion and analysis has been updated to reflect the restatements.

EXECUTIVE SUMMARY

Financial Highlights for the 2025 Fiscal Third Quarter

•Total revenue for the third quarter was $195.8 million, an increase of $7.1 million, or 4%, compared to the same quarter in fiscal 2024, driven by an increase in noninterest income.

•Net interest margin ("NIM") increased 17 basis points to 7.43% for the third quarter from 7.26% during the same period of last year, primarily driven by an improved earning asset mix from the continued balance sheet optimization and lower cost of funds.

•Total gross loans and leases at June 30, 2025 increased $127.7 million to $4.74 billion compared to June 30, 2024 and increased $278.5 million when compared to March 31, 2025. When excluding the insurance premium finance loans, which sold during the first quarter of fiscal 2025, of $620.1 million at June 30, 2024, total gross loans and leases at June 30, 2025 increased $747.8 million, or 19%, when compared to June 30, 2024.

•During the 2025 fiscal third quarter, the Company repurchased 603,780 shares of common stock at an average share price of $74.49. As of June 30, 2025, there were 5,118,556 shares available for repurchase under the current common stock share repurchase program.
Tax Season

For the nine months ended June 30, 2025, total tax services product revenue was $95.2 million, an increase of 16% compared to the same period of the prior year. The increase in revenue was driven by increases in tax product fee income, refund advance fee income, and tax services net interest income.

Provision for credit losses for the tax services portfolio decreased $0.5 million for the nine months ended June 30, 2025 when compared to the same period of the prior year, due to improvements in data analytics, underwriting and monitoring.

Total tax services product income, net of losses and direct product expenses, increased 27% to $59.8 million from $47.1 million, when comparing the first nine months of fiscal 2025 to the same period of the prior fiscal year.

FINANCIAL CONDITION

At June 30, 2025, the Company’s total assets decreased to $7.23 billion compared to $7.53 billion at September 30, 2024, primarily due to reductions of $641.9 million in loans held for sale and $373.9 million in securities AFS, partially offset by growth of $668.1 million in loans and leases and $100.0 million in cash and cash equivalents.

Total cash and cash equivalents were $258.3 million at June 30, 2025, increasing from $158.3 million at September 30, 2024. The increase is primarily due to the proceeds from the sale of the commercial insurance premium finance business, net transaction costs, the sale of the transportation portfolio within the Company's working capital lending solutions, and the sale of debt securities AFS, partially offset by the repayment of short-term borrowings during the nine months ended June 30, 2025. The Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the FRB. At June 30, 2025, the Company did not have any federal funds sold.

The Company's investment security balances at June 30, 2025 totaled $1.40 billion, as compared to $1.77 billion at September 30, 2024. The decrease is primarily due to $217.9 million of debt securities AFS sold by the Bank during the nine months ended June 30, 2025. The Company’s portfolio of securities customarily consists primarily of MBS, which have expected lives much shorter than the stated final maturity, non-bank qualified obligations of states and political subdivisions, which mature in approximately 15 years or less, and other tax exempt municipal mortgage related pass through securities which have average lives much shorter than their stated final maturities. During the nine months ended June 30, 2025, the Company made $2.3 million of purchases of investment securities.

Through the Bank, the Company owns stock in the FHLB due to the Bank’s membership and participation in this banking system as well as stock in the FRB. The FHLB requires a level of stock investment based on a pre-determined formula. The Company’s investment in these stocks was $29.5 million at June 30, 2025 and $36.0 million at September 30, 2024, as redemptions were partially offset by purchases of FHLB membership stock during the nine months ended June 30, 2025.

Loans held for sale at June 30, 2025 totaled $49.8 million, decreasing from $691.7 million at September 30, 2024. This decrease was primarily driven by the sale of the commercial insurance premium finance loans and a reduction in SBA/USDA loans held for sale, partially offset by an increase in consumer credit products held for sale at June 30, 2025 compared to September 30, 2024.

Total gross loans and leases totaled $4.74 billion at June 30, 2025, as compared to $4.08 billion at September 30, 2024. The increase was due to growth in the commercial finance, warehouse finance, and the tax services loan portfolios, partially offset by a reduction in the consumer finance loan portfolio. See Note 5. Loans and Leases, Net to the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Commercial finance loans, which comprised 80% of the Company's loan and lease portfolio, totaled $3.82 billion at June 30, 2025, reflecting an increase of $522.4 million, 16%, from September 30, 2024. The increase was primarily driven by increases of $449.1 million in term lending, $139.0 million in asset-based lending, and $106.3 million in SBA/USDA, partially offset by decreases of $121.3 million in factoring loans, $18.0 million in lease financing and $32.6 million in other commercial finance.

Total end-of-period deposits increased 2% to $6.01 billion at June 30, 2025, compared to $5.88 billion at September 30, 2024, primarily driven by increases in noninterest-bearing deposits of $152.6 million, interest-bearing deposits of $9.6 million, and savings deposits of $2.1 million, partially offset by a decrease in wholesale deposits of $25.0 million.

As of June 30, 2025, the Company had $365.6 million in deposits related to government stimulus programs.

The Company's total borrowings decreased from $410.4 million at September 30, 2024 to $148.4 million at June 30, 2025, primarily driven by a decrease in short-term borrowings of $262.0 million as the Company used total deposits to fund loans and leases and investment balances. The Company's short-term borrowings fluctuate on a daily basis due to the nature of a portion of its noninterest-bearing deposit base.

At June 30, 2025, the Company’s stockholders’ equity totaled $818.1 million, a decrease of $4.0 million, from $822.2 million at September 30, 2024. The decrease was primarily attributable to an increase in accumulated other comprehensive loss, partially offset by an increase in retained earnings. The Company and Bank remained above the federal regulatory minimum capital requirements at June 30, 2025, and continued to be classified as well-capitalized, and in good standing with the regulatory agencies. See “Liquidity and Capital Resources” for further information.

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

The Company meets the Right of Set off criteria in ASC 210-20, Balance Sheet - Offsetting, for all payments negative deposit balances with the exception of DDA overdrafts. The following table summarizes the Company's negative deposit balances within the Partner Solutions business line:

(Dollars in thousands)	June 30, 2025	September 30, 2024
Noninterest-bearing deposits	$6,154,979	$5,982,992
Prefunding	(325,450)	(315,994)
Discount funding	(44,566)	(38,665)
DDA overdrafts	(15,286)	(11,236)
Noninterest-bearing checking, net	$5,769,677	$5,617,097

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

As of June 30, 2025, the Company managed $430.7 million of customer deposits at other banks in its capacity as custodian. These deposits provide the Company with the ability to earn servicing fee income, typically reflective of the EFFR.

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

	Three Months Ended June 30,
				(As Restated)
	2025			2024
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)
Interest-earning assets:
Cash and fed funds sold	$281,545	$2,326	3.31%	$224,987	$2,053	3.67%
Mortgage-backed securities	1,198,015	8,337	2.79%	1,438,683	9,748	2.73%
Tax-exempt investment securities	113,886	782	3.49%	128,117	911	3.62%
Asset-backed securities	152,635	1,968	5.17%	220,461	3,148	5.74%
Other investment securities	179,942	1,413	3.15%	282,966	2,211	3.14%
Total investments	1,644,478	12,500	3.10%	2,070,227	16,018	3.16%
Commercial finance	3,717,018	76,736	8.28%	3,758,771	78,791	8.43%
Consumer finance	268,132	16,791	25.12%	286,476	18,318	25.72%
Tax services	43,035	48	0.45%	56,836	55	0.39%
Warehouse finance	648,059	15,191	9.40%	407,210	10,598	10.47%
Total loans and leases	4,676,244	108,766	9.33%	4,509,293	107,762	9.61%
Total interest-earning assets	6,602,267	$123,592	7.52%	6,804,507	$125,833	7.45%
Noninterest-earning assets	567,794			516,133
Total assets	$7,170,061			$7,320,640

Interest-bearing liabilities:
Interest-bearing checking	$1,196	$—	0.06%	$684	$—	0.14%
Savings	53,450	4	0.03%	56,565	3	0.02%
Money markets	171,503	264	0.62%	178,255	584	1.32%
Time deposits	2,855	7	1.03%	4,265	3	0.32%
Wholesale deposits	1,035	12	4.56%	74,167	1,099	5.96%
Total interest-bearing deposits (a)	230,039	287	0.50%	313,936	1,689	2.16%
Overnight fed funds purchased	31,365	360	4.61%	52,374	730	5.61%
Subordinated debentures	19,753	355	7.21%	19,651	355	7.26%
Other borrowings	13,661	277	8.13%	13,705	309	9.07%
Total borrowings	64,779	992	6.14%	85,730	1,394	6.54%
Total interest-bearing liabilities	294,818	1,279	1.74%	399,666	3,083	3.10%
Noninterest-bearing deposits (b)	5,772,508	—	—%	5,947,054	—	—%
Total deposits and interest-bearing liabilities	6,067,326	$1,279	0.08%	6,346,720	$3,083	0.20%
Other noninterest-bearing liabilities	304,786			252,841
Total liabilities	6,372,112			6,599,561
Shareholders' equity	797,949			721,079
Total liabilities and shareholders' equity	$7,170,061			$7,320,640
Net interest income and net interest rate spread including noninterest-bearing deposits		$122,313	7.44%		$122,750	7.26%

Net interest margin			7.43%			7.26%
Tax-equivalent effect			0.01%			0.01%
Net interest margin, tax-equivalent(2)			7.44%			7.27%

Total cost of deposits (a+b)	6,002,547	287	0.02%	6,260,990	1,689	0.11%
(1) Tax rate used to arrive at the TEY for the three months ended June 30, 2025 and 2024 was 21%.
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

	Nine Months Ended June 30,
				(As Restated)
	2025			2024
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)
Interest-earning assets:
Cash and fed funds sold	$480,149	$13,673	3.81%	$392,882	$13,578	4.62%
Mortgage-backed securities	1,249,651	25,903	2.77%	1,463,441	29,795	2.72%
Tax-exempt investment securities	117,203	2,424	3.50%	132,455	2,773	3.54%
Asset-backed securities	173,876	6,800	5.23%	236,070	10,081	5.70%
Other investment securities	207,429	4,782	3.08%	287,659	6,790	3.15%
Total investments	1,748,159	39,909	3.10%	2,119,625	49,439	3.16%
Commercial finance	3,667,552	224,402	8.18%	3,726,578	227,371	8.15%
Consumer finance	293,289	59,107	26.94%	333,730	58,367	23.36%
Tax services	210,443	12,093	7.68%	192,084	9,057	6.30%
Warehouse finance	630,082	44,768	9.50%	398,886	29,904	10.01%
Total loans and leases	4,801,366	340,370	9.48%	4,651,278	324,699	9.32%
Total interest-earning assets	7,029,674	$393,952	7.50%	7,163,785	$387,716	7.24%
Noninterest-earning assets	603,147			530,666
Total assets	$7,632,821			$7,694,451

Interest-bearing liabilities:
Interest-bearing checking	$1,441	$1	0.07%	$458	$1	0.23%
Savings	50,652	11	0.03%	57,079	14	0.03%
Money markets	177,067	918	0.69%	183,882	1,757	1.28%
Time deposits	3,759	13	0.45%	4,939	10	0.28%
Wholesale deposits	124,695	4,206	4.51%	241,633	10,118	5.59%
Total interest-bearing deposits (a)	357,614	5,147	1.92%	487,991	11,900	3.26%
Overnight fed funds purchased	83,898	3,035	4.84%	83,128	3,493	5.61%
Subordinated debentures	19,728	1,064	7.21%	19,625	1,066	7.26%
Other borrowings	13,661	864	8.46%	13,930	946	9.07%
Total borrowings	117,287	4,963	5.66%	116,683	5,505	6.30%
Total interest-bearing liabilities	474,901	10,110	2.85%	604,674	17,405	3.84%
Noninterest-bearing deposits (b)	6,060,053	—	—%	6,174,245	—	—%
Total deposits and interest-bearing liabilities	6,534,954	$10,110	0.21%	6,778,919	$17,405	0.34%
Other noninterest-bearing liabilities	311,721			228,971
Total liabilities	6,846,675			7,007,890
Shareholders' equity	786,146			686,561
Total liabilities and shareholders' equity	$7,632,821			$7,694,451
Net interest income and net interest rate spread including noninterest-bearing deposits		$383,842	7.29%		$370,311	6.90%

Net interest margin			7.30%			6.90%
Tax-equivalent effect			0.01%			0.02%
Net interest margin, tax-equivalent(2)			7.31%			6.92%

Total cost of deposits (a+b)	6,417,667	5,147	0.16%	6,662,236	11,900	0.36%
(1) Tax rate used to arrive at the TEY for the nine months ended June 30, 2025 and 2024 was 21%.
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

General
The Company recorded net income of $42.1 million, or $1.81 per diluted share, for the three months ended June 30, 2025, compared to net income of $44.9 million, or $1.78 per diluted share, for the three months ended June 30, 2024.

The Company recorded net income of $147.1 million, or $6.17 per diluted share, for the nine months ended June 30, 2025, compared to net income of $149.7 million, or $5.85 per diluted share, for the nine months ended June 30, 2024.

Net Interest Income
Net interest income for the third quarter of fiscal 2025 was $122.3 million, a slight decrease from the same quarter in fiscal 2024.

For the nine months ended June 30, 2025, net interest income was $383.8 million, an increase of 4%, from $370.3 million compared to the same period in the prior fiscal year.

The Company’s average interest-earning assets for the third quarter of fiscal 2025 decreased by $202.2 million to $6.60 billion compared to the same quarter in fiscal 2024, due to decreases in average outstanding balances of total investment securities, partially offset by increases in total loan and lease balances and interest earning cash balances. The third quarter average outstanding balance of loans and leases increased $167.0 million compared to the same quarter of the prior fiscal year, primarily due to increases in the warehouse finance, partially offset by decreases in the commercial finance, consumer finance and tax services loan portfolios. The decrease in the average outstanding balance of commercial finance loans and leases was primarily driven by the sale of the insurance premium finance loans during the first quarter of fiscal year 2025.

Fiscal 2025 third quarter NIM increased to 7.43% from 7.26% in the third fiscal quarter of 2024. The overall reported tax-equivalent yield (“TEY”) on average interest-earning assets increased 7 basis points to 7.52% compared to the prior year quarter, driven by an improved earning asset mix. The yield on the loan and lease portfolio was 9.33% compared to 9.61% for the comparable period last year and the TEY on the securities portfolio was 3.10% compared to 3.16% over that same period.

For the nine months ended June 30, 2025, NIM was 7.30%, an increase of 40 basis points from 6.90% compared to the same period in the prior fiscal year.

The Company's cost of funds for all deposits and borrowings averaged 0.08% during the fiscal 2025 third quarter, as compared to 0.20% during the prior year quarter. The Company's overall cost of deposits was 0.02% in the fiscal third quarter of 2025, as compared to 0.11% during the prior year quarter.

Provision for Credit Loss
The Company recognized a provision for credit losses of $9.3 million for the quarter ended June 30, 2025, compared to $11.9 million for the comparable period in the prior fiscal year. The period-over-period decrease in provision for credit losses was primarily due to increases in provision for credit losses in the commercial finance portfolio of $3.6 million, offset by decreases in the provision for credit losses in the tax services portfolio of $1.4 million and $4.5 million in the consumer finance portfolio. The Company recognized net charge-offs of $6.1 million for the quarter ended June 30, 2025, compared to net charge-offs of $16.2 million for the quarter ended June 30, 2024. Net charge-offs attributable to the commercial finance portfolio and the consumer finance portfolio for the quarter ended June 30, 2025, were $1.7 million and $5.8 million, respectively, while net recoveries of $1.4 million were recognized in the tax services portfolio. Net charge-offs attributable to the commercial finance portfolio and the consumer finance portfolio for the same quarter of the prior year were $6.9 million and $9.7 million, respectively, while net recoveries of $0.4 million were recognized in the tax services portfolio.

The Company recognized a provision for credit losses of $63.2 million for the nine months ended June 30, 2025, compared to $49.4 million for the comparable period in the prior fiscal year. The increase was primarily due to increases in provision for credit losses in all loan portfolios except the tax services portfolio. The Company recognized net charge-offs of $28.8 million for the nine months ended June 30, 2025, compared to net charge-offs of $38.8 million for the nine months ended June 30, 2024. Net charge-offs attributable to the commercial finance portfolio and consumer finance portfolio for the nine months ended June 30, 2025, were $16.6 million and $19.8 million, respectively, while recoveries of $7.7 million were recognized in the tax services portfolio. Net charge-offs attributable to the commercial finance portfolio and consumer finance portfolio were $16.2 million and $28.0 million, respectively, for the same nine months of the prior year, while net recoveries of $5.4 million were recognized in the tax services portfolio.

Noninterest Income
Fiscal 2025 third quarter noninterest income increased 11% to $73.4 million, compared to $65.9 million for the same period of the prior year. The increase in noninterest income when comparing the current period to the same period of the prior year was primarily driven by secondary market revenue, card and deposit fees, and total tax services product fee income, partially offset by reductions in gain on other and rental income.

Included in card and deposit fees is servicing fee income on custodial deposits, which totaled $7.9 million during the 2025 fiscal third quarter, compared to $8.6 million for the same period of the prior year. For the fiscal quarter ended March 31, 2025, servicing fee income on custodial deposits totaled $6.5 million. The period-over-period decrease in servicing fee income on deposit balances held at partner banks was primarily due to a reduction in rates following reductions in the EFFR. The sequential quarter increase in servicing fee income was due to an increase in custodial deposits.

Noninterest income for the nine months ended June 30, 2025 increased to $269.3 million from $247.6 million for the same period of the prior year.

Noninterest Expense
Noninterest expense increased 11% to $139.3 million for the fiscal 2025 third quarter, from $125.5 million for the same quarter last year. The increase was primarily attributable to increases in legal and consulting expense, other expense, card processing expense, occupancy and equipment expense, and operating lease equipment depreciation expense.

Card processing expense is primarily driven by rate-related agreements with Partner Solutions relationships. The amount of expense paid under those agreements is based on an agreed upon rate index that varies depending on the deposit levels, floor rates, market conditions, and other performance conditions. Generally, this rate index is based on a percentage of the EFFR and reprices immediately upon a change in the EFFR. Approximately 62% of the deposit portfolio was subject to these rate-related processing expenses during the fiscal 2025 third quarter. For the fiscal quarter ended June 30, 2025, contractual, rate-related processing expenses were $25.1 million, as compared to $28.4 million for the fiscal quarter ended March 31, 2025 and $27.6 million for the fiscal quarter ended June 30, 2024.

Noninterest expense for the nine months ended June 30, 2025 increased to $415.3 million from $387.3 million for the same period of the prior year.

Income Tax Expense
The Company recorded income tax expense of $4.8 million, representing an effective tax rate of 10.2%, for the fiscal 2025 third quarter, compared to an income tax expense of $6.1 million, representing an effective tax rate of 11.9%, for the third quarter last fiscal year. The current quarter decrease in income tax expense compared to the prior year quarter was primarily due to a decrease in income.

The Company originated $2.1 million in renewable energy leases during the fiscal 2025 third quarter, resulting in $0.2 million in total net investment tax credits. During the third quarter of fiscal 2024, the Company originated $4.3 million in renewable energy leases resulting in $1.2 million in total net investment tax credits. For the nine months ended June 30, 2025, the Company originated $13.3 million in renewable energy leases, compared to $42.1 million for the comparable prior year period. Investment tax credits related to renewable energy leases are recognized ratably based on income throughout each fiscal year.

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

The Company believes that the level of allowance for credit losses at June 30, 2025 was appropriate and reflected probable losses related to these loans and leases; however, there can be no assurance that all loans and leases will be fully collectible or that the present level of the allowance will be adequate in the future. See the section below titled “Allowance for Credit Losses” for further information.

The table below sets forth the amounts and categories of the Company's nonperforming assets.

(Dollars in thousands)	June 30, 2025	September 30, 2024
Nonperforming Loans and Leases
Nonaccruing loans and leases:
Commercial finance	$61,524	$26,412
Total nonaccruing loans and leases	61,524	26,412

Accruing loans and leases delinquent 90 days or more:
Loans held for sale	—	1,050
Commercial finance	3,370	2,314
Consumer finance	6,402	3,053
Tax services(1)	—	8,733
Total accruing loans and leases delinquent 90 days or more	9,772	15,150
Total nonperforming loans and leases	71,296	41,562

Other Assets
Nonperforming operating leases	3,414	1,471
Total other assets	3,414	1,471
Total nonperforming assets	$74,710	$43,033
Total as a percentage of total assets	1.03%	0.57%
(1) Certain tax services loans do not bear interest.

The Company's nonperforming assets at June 30, 2025 were $74.7 million, representing 1.03% of total assets, compared to $43.0 million, or 0.57% of total assets at September 30, 2024. The increase in the nonperforming assets as a percentage of total assets at June 30, 2025 compared to September 30, 2024, was primarily driven by an increase in nonperforming loans in the commercial finance portfolio, and to a lesser extent, an increase in the consumer finance portfolio, partially offset a decrease in nonperforming loans in the seasonal tax services portfolio.

The Company's nonperforming loans and leases at June 30, 2025 were $71.3 million, representing 1.49% of total gross loans and leases, compared to $41.6 million, or 0.87% of total gross loans and leases at September 30, 2024.

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

On the basis of management’s review of its loans, leases, and other assets, at June 30, 2025, the Company had classified loans and leases of $207.0 million as substandard, $14.4 million as doubtful and none as loss. At September 30, 2024, the Company classified loans and leases of $180.9 million as substandard, $10.3 million as doubtful and none as loss.

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

The Company's ACL totaled $106.0 million at June 30, 2025, an increase compared to $71.8 million at September 30, 2024. The increase in the ACL at June 30, 2025, when compared to September 30, 2024, was primarily due to a $30.4 million increase in the allowance related to the seasonal tax services portfolio and a $5.9 million increase related to the commercial finance portfolio, partially offset by a $2.2 million decrease in the allowance related to the consumer finance portfolio.

The following table presents the Company's ACL as a percentage of its total loans and leases.

	As of the Period Ended
	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024

Commercial finance	1.27%	1.10%	1.18%	1.29%	1.17%
Consumer finance	11.69%	12.04%	10.84%	11.52%	12.85%
Tax services	81.32%	60.35%	1.75%	0.02%	66.35%
Warehouse finance	0.10%	0.10%	0.10%	0.10%	0.10%
Total loans and leases	2.23%	2.30%	1.63%	1.76%	2.32%
Total loans and leases excluding tax services	1.60%	1.57%	1.63%	1.77%	1.71%

The Company's ACL as a percentage of total loans and leases increased to 2.23% at June 30, 2025 from 1.76% at September 30, 2024. The increase in the total loans and leases coverage ratio was primarily driven by seasonality in both the tax services portfolio and consumer finance portfolio. When comparing the current quarter to the same quarter of the prior year, the increase in the tax services coverage ratio was due to higher repayments during the current quarter which decreased the outstanding loan balance within the portfolio.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within these financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Management has identified its critical accounting policies, which are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations. These policies involve complex and subjective decisions and assessments. Some of these estimates may be uncertain at the time they are made, could change from period to period, and could have a material impact on the financial statements. A discussion of the Company’s critical accounting policies and estimates can be found in the Company's Form 10-K/A for the year ended September 30, 2024. There were no significant changes to these critical accounting policies and estimates during the first nine months of fiscal 2025.

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

At June 30, 2025, the Company had unfunded loan and lease commitments of $1.27 billion. Management believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs. The liquidity sources as of June 30, 2025 include $258.3 million in cash and cash equivalents and $430.7 million in off-balance sheet custodial deposits. When factoring in additional resources, such as the Federal Home Loan Bank, the Federal Reserve Discount Window and other unsecured funding and wholesale options, the Company has over $2.65 billion in total available liquidity as of June 30, 2025. Due to the characteristics of the Company's deposit portfolio, uninsured deposits remained less than 15% of total deposits during the fiscal 2025 third quarter and below the Company's available liquidity.

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

The Capital Rules require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined). At June 30, 2025, the Company and the Bank exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements. The Company and the Bank took the AOCI opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.

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

	Company	Bank	Minimum to be Adequately Capitalized Under Prompt Corrective Action Provisions	Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2025
Tier 1 leverage capital ratio	9.78%	10.00%	4.00%	5.00%
Common equity Tier 1 capital ratio	12.87	13.42	4.50	6.50
Tier 1 capital ratio	13.12	13.42	6.00	8.00
Total capital ratio	14.76	14.68	8.00	10.00
September 30, 2024
Tier 1 leverage capital ratio	9.05%	9.22%	4.00%	5.00%
Common equity Tier 1 capital ratio	12.26	12.78	4.50	6.50
Tier 1 capital ratio	12.52	12.78	6.00	8.00
Total capital ratio	14.14	14.03	8.00	10.00

The following table provides a reconciliation of the amounts included in the table above for the Company.

	Standardized Approach(1)
(Dollars in thousands)	June 30, 2025	September 30, 2024
Total stockholders' equity	$818,148	$822,189
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	285,482	296,105
LESS: Certain other intangible assets	17,091	18,018
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	2,671	15,624
LESS: Net unrealized (losses) on available for sale securities	(158,673)	(152,328)
LESS: Noncontrolling interest	(856)	(277)
ADD: Adoption of Accounting Standards Update 2016-13	1,788	3,576
Common Equity Tier 1(1)	674,221	648,623
Long-term borrowings and other instruments qualifying as Tier 1	13,661	13,661
Tier 1 minority interest not included in common equity Tier 1 capital	(513)	(150)
Total Tier 1 capital	687,369	662,134
Allowance for credit losses	65,960	66,140
Subordinated debentures, net of issuance costs	19,770	19,693
Total capital	$773,099	$747,967
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

CONTRACTUAL OBLIGATIONS

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations" in the Company’s Form 10-K/A for its fiscal year ended September 30, 2024 for a summary of our contractual obligations as of September 30, 2024. There were no material changes outside the ordinary course of our business in contractual obligations from September 30, 2024 through June 30, 2025.

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

The EAR analysis used in the following table reflects the required analysis used no less than quarterly by management. It models basis point parallel shifts in market interest rates over the next one-year period. The following table shows the results of the scenarios as of June 30, 2025 and September 30, 2024:

Net Sensitive Earnings at Risk
		Change in Interest Income/Expense for a given change in interest rates
		Over/(Under) Base Case Parallel Shift
(Dollars in Thousands)	Book Value	-200	-100	Base	+100	+200
Balances as of June 30, 2025
Total interest income	6,443,261	399,679	423,345	455,205	488,517	520,515
Total interest expense	350,569	3,480	4,656	6,446	9,182	11,918
Net interest income		396,199	418,689	448,759	479,335	508,597

Percentage change from base		-11.7%	-6.7%	—%	6.8%	13.3%

Balances as of September 30, 2024
Total interest income	6,676,417	411,926	440,588	470,620	499,529	527,533
Total interest expense	634,988	12,614	16,686	22,053	27,715	33,184
Net interest income		399,312	423,902	448,567	471,814	494,349

Percentage change from base		-11.0%	-5.5%	—%	5.2%	10.2%

The EAR analysis reported at June 30, 2025, shows that changes in market interest rates have a larger impact on total interest income than total interest expense. IRR is a snapshot in time. The Company’s business and deposits are predictably cyclical on a weekly, monthly and yearly basis. The Company’s static IRR results could vary depending on which day of the week the month ends, primarily related to payroll processing and timing of when certain programs are prefunded and when the funds are received.

Under EVE analysis, the economic value of financial assets, liabilities and off-balance sheet instruments is derived under each rate scenario. The economic value of equity is calculated as the difference between the estimated market value of assets and liabilities, net of the impact of off-balance sheet instruments.

The EVE analysis used in the following table reflects the required analysis used no less than quarterly by management. It models immediate basis point parallel shifts in market interest rates. The following table shows the results of the scenario as of June 30, 2025 and September 30, 2024:

Economic Value Sensitivity
	Standard (Parallel Shift)
	Economic Value of Equity at Risk %
	-200	-100	+100	+200
Balances as of June 30, 2025
Percentage change from base	-5.4%	-2.2%	1.5%	2.5%

Balances as of September 30, 2024
Percentage change from base	-10.0%	-3.9%	2.6%	4.2%

The EVE at risk reported at June 30, 2025 shows that the economic value of equity position is expected to benefit from rising interest rates due to the large amount of noninterest-bearing funding.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management evaluated the Company's disclosure controls and procedures. The evaluation was performed under the direction of the Company's Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of June 30, 2025, of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were not designed effectively to ensure timely alerting of material information relating to the Company required to be included in the Company's periodic SEC filings. This conclusion was reached as a result of the material weakness in internal control over financial reporting described in Item 9A of Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended September 30, 2024 filed with the SEC on August 29, 2025.

Notwithstanding the conclusion by our management, including our Chief Executive Officer and Chief Financial Officer, that our disclosure controls and procedures were not effective as of June 30, 2025, and notwithstanding the material weakness in our internal control over financial reporting, management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, the Company’s consolidated financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

REMEDIATION PLAN AND STATUS

The material weakness cannot be considered remediated until applicable controls have been designed, implemented, have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Although we have not remediated these control deficiencies as of June 30, 2025, management, under the oversight of the Audit Committee, has made and continues to make progress towards remediation.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than described above, there have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the third fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

A description of our risk factors can be found in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2024. There were no material changes to those risk factors during the nine months ended June 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities.

The Company's Board of Directors authorized a 7,000,000 share repurchase program that was publicly announced on August 25, 2023 and is scheduled to expire September 30, 2028. The table below sets forth information regarding repurchases of our common stock during the fiscal 2025 third quarter.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number Of Shares that may yet be Purchased Under the Plans or Programs
April 1 to 30	455,919	$72.12	455,919	5,266,417
May 1 to 31	147,861	81.81	147,861	5,118,556
June 1 to 30	—	—	—	5,118,556
Total	603,780		603,780
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

Item 5. Other Information.

Adoption or Termination of Trading Arrangements by Directors and Executive Officers

During the fiscal quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the 1934 Act) informed us of the adoption or termination of any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Section 302 certification of Chief Executive Officer.

31.2	Section 302 certification of Chief Financial Officer.

32.1	Section 906 certification of Chief Executive Officer.

32.2	Section 906 certification of Chief Financial Officer.

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Condensed Consolidated Statements of Financial Condition, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements, tagged in summary and in detail.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

PATHWARD FINANCIAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATHWARD FINANCIAL, INC.

Date: September 16, 2025	By:	/s/ Brett L. Pharr
Brett L. Pharr,
Chief Executive Officer and Director

Date: September 16, 2025	By:	/s/ Gregory A. Sigrist
Gregory A. Sigrist,
Executive Vice President and Chief Financial Officer