Form 10-K
period 2025-09-30
PATHWARD FINANCIAL, INC.
filed 2025-11-25
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025
or
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

As of March 31, 2025, the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the NASDAQ Global Select Market as of such date, was $1.70 billion.

As of November 19, 2025, there were 22,339,006 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K -- Portions of the Proxy Statement for the Annual Meeting of Stockholders expected to be held February 24, 2026 are incorporated by reference into Part III of this report.

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

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” "target," or the negative of those terms, or other words of similar meaning or similar expressions. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements are based on information currently available to us and assumptions about future events, and include statements with respect to the Company’s beliefs, expectations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such risks, uncertainties and other factors may cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Such statements address, among others, the following subjects: future operating results, including our performance expectations; progress on key strategic initiatives; expected results of our partnerships; impacts of our improved data analytics, underwriting, and monitoring processes; expected nonperforming loan resolutions and net charge-off rates; the performance of our securities portfolio; the impact of card balances related to government stimulus programs; customer retention; loan and other product demand; new products and services; credit quality; the level of net charge-offs and the adequacy of the allowance for credit losses; and technology. The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: maintaining our executive management team; expected growth opportunities may not be realized or may take longer to realize than expected; our ability to successfully implement measures designed to reduce expenses and increase efficiencies; changes in trade, monetary, and fiscal policies and laws, including actual changes in interest rates and the Fed Funds rate and changes in international trade policies, tariffs and treaties affecting imports and exports, and their related impacts on macroeconomic conditions, customer behavior, funding costs and loan and securities portfolios; changes in tax laws; trade disputes, barriers to trade or the emergence of trade restrictions; the strength of the United States' economy, and the local economies in which the Company operates; adverse developments in the financial services industry generally such as bank failures, responsive measures to mitigate and manage such developments, related supervisory and regulatory actions and costs, and related impacts on customer behavior; inflation, market, and monetary fluctuations; our liquidity and capital positions, including the sufficiency of our liquidity; the timely and efficient development of new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value and acceptance of these products and services by users; the Bank's ability to maintain its Durbin Amendment exemption; the risks of dealing with or utilizing third parties, including, in connection with the Company’s prepaid card and tax refund advance businesses, the risk of reduced volume of refund advance loans as a result of reduced customer demand for or usage of the Bank’s strategic partners’ refund advance products; our relationship with, and any actions which may be initiated by, our regulators, and any related increases in compliance and other costs; changes in financial services laws and regulations, including laws and regulations relating to the tax refund industry; technological changes, including, but not limited to, the protection of our electronic systems and information; the impact of acquisitions and divestitures; litigation risk; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by the Bank of its status as a well-capitalized institution; changes in consumer borrowing, spending, and saving habits; losses from fraudulent or illegal activity; technological risks and developments and cyber threats, attacks, or events; and the success of the Company at maintaining its high quality asset level and managing and collecting assets of borrowers in default should problem assets increase; and the potential adverse effects of unusual and infrequently occurring events, including the impact on financial markets from geopolitical conflicts such as the military conflicts in Ukraine and the Middle East, weather-related disasters, or public health events, such as pandemics, and any governmental or societal responses thereto.

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

The Company strives to remove barriers to financial access and promote economic mobility by working with third parties to provide responsible, secure, high quality financial products that contribute to the social and economic benefit of communities at the core of the real economy. Pathward Financial aims to increase financial availability, choice, and opportunity across two business lines: Partner Solutions and Commercial Finance. These strategic business lines provide support to individuals and businesses.

As a nationally chartered bank, Pathward sits at the hub of the financial ecosystem where traditional banking and financial technology intersect. With expert talent and access to world-class partners, Pathward moves money seamlessly across a multitude of solutions while mitigating risk and anticipating changes to a complicated regulatory landscape.

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

The Company delivers a diversified portfolio of offerings including sponsorship solutions, financial institution solutions, credit solutions, and professional tax solutions. With its issuing solutions, Pathward is one of the leading debit and prepaid card issuers in the country and holds funds for the programs of its partners in order to provide the consumer protections of a traditional bank account. Acquiring solutions focuses on optimizing the core banking activities to ensure secure, compliant, and seamless transactions through merchant acquiring and ATM sponsorship. Digital payments solutions accept and process payments for customers' personal and business needs. The Bank moves funds daily through high speed banking rails, including ACH, wire transfers, and push to debit. Through its financial institution solutions, Pathward offers innovative, cost-effective banking and lending solutions designed to fill product gaps and add value for community banks and credit unions. Credit solutions enable the Bank's partners' lending solutions that serve the borrowing needs of customers in a diverse credit pool. Professional tax solutions offer tax-related financial products, such as electronic refund advances and refund transfers, that ease the pressure of tax season and help over 42,000 independent tax offices stay competitive in a crowded marketplace.

The Commercial segment includes the Company's Commercial Finance business line, which helps businesses access funds they need to launch, operate, and grow. Pathward's innovative approach and customized financial products offer the flexibility traditional bank products cannot. This diverse range of commercial finance products is available through the following lending solutions: working capital, equipment finance, and structured finance.

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

On October 31, 2024, the Bank completed the sale of substantially all of the assets and liabilities related to its commercial insurance premium finance business to AFS IBEX Financial Services, LLC, a subsidiary of Honor Capital Holdings, LLC. See Note 2. Divestitures to the "Notes of Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, for more information on the sale and transaction.

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

Lending Activities

The Company focuses its lending activities on the origination of commercial finance loans and leases, consumer finance loans and tax services loans. The Company emphasizes credit quality and seeks to avoid undue concentrations of loans and leases to a single industry or based on a single class of collateral. The Company has established lending policies that include a number of underwriting factors it considers in making a loan, including loan-to-value ratio, cash flow, interest rate and credit history of the borrower. At September 30, 2025, the Company’s loans and leases receivable, net of allowance for credit losses, totaled $4.61 billion, or 64% of the Company’s total assets, as compared to $4.00 billion, or 53%, at September 30, 2024.

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

At September 30, 2025, the Company’s largest lending relationship to a single borrower or group of related borrowers totaled $109.5 million. The Company had 24 other lending relationships in excess of $28.3 million as of September 30, 2025.

Loan and Lease Portfolio Composition
The following table shows the composition of the Company’s loan and lease portfolio by fixed- and adjustable-rate at the dates indicated.

	September 30, 2025		September 30, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Fixed-rate loans and leases
Commercial finance	$1,385,514	29.7%	$1,544,745	38.0%
Consumer finance	45,135	1.0%	77,591	1.9%
Tax services	2,532	0.1%	8,825	0.2%
Warehouse finance	69,964	1.5%	33,789	0.8%
Total fixed-rate loans and leases	1,503,145	32.2%	1,664,950	40.9%
Adjustable-rate loans and leases
Commercial finance	2,538,455	54.4%	1,750,854	43.0%
Consumer finance	48,184	1.0%	171,209	4.2%
Warehouse finance	575,222	12.3%	484,058	11.9%
Total adjustable-rate loans and leases	3,161,861	67.8%	2,406,121	59.1%
Total loans and leases	4,665,006	100.0%	4,071,071	100.0%
Deferred fees and discounts	(98)		4,124
Allowance for credit losses	(53,319)		(71,765)
Total loans and leases receivable, net	$4,611,589		$4,003,430

The following table illustrates the contractual maturities of the Company’s loan and lease portfolio and the distribution by changes in interest rates for loans with a contractual maturity greater than one year at September 30, 2025.

	Loan Maturities					Loans Maturing After 1 Year
(Dollars in thousands)	Due in 1 Year or Less	Due After 1 Year Through 5 Years	After 5 Years Through 15 Years	After 15 Years	Total	Fixed Interest Rate	Variable Interest Rate
Commercial finance	$1,187,376	$1,943,095	$471,389	$322,109	$3,923,969	$1,274,431	$1,462,162
Consumer finance	35,303	58,016	—	—	93,319	21,161	36,855
Tax services	2,532	—	—	—	2,532	—	—
Warehouse finance	—	645,186	—	—	645,186	69,964	575,222
Total loans and leases	$1,225,211	$2,646,297	$471,389	$322,109	$4,665,006	$1,365,556	$2,074,239

Commercial Finance
The Company's Commercial Finance business line offers a variety of products through its working capital, equipment finance, and structured finance lending solutions. These products include term lending, asset-based lending, factoring, lease financing, government guaranteed lending, and other commercial finance products offered on a nationwide basis.

Term Lending. The Bank originates a variety of collateralized conventional term loans and notes receivable. While terms generally range from five months to 14 years, the weighted average life of these loans is approximately 46 months. These term loans may be secured by equipment, recurring revenue streams, or real estate. Credit risk is managed through setting loan amounts appropriate for the collateral based on information including equipment cost, appraisals, valuations, and lending history. The Bank follows standardized loan policies and established and authorized credit limits and applies attentive portfolio management, which includes monitoring past dues, financial performance, financial covenants, and industry trends. As of September 30, 2025, 60% of the term lending portfolio exposure is concentrated in solar/alternative energy, most of which are construction projects that will convert to longer term government guaranteed facilities upon completion of the construction phase. Equipment finance makes up 25% of the term lending total as of September 30, 2025. The remaining 15% are a variety of other general purpose commercial loans.

Asset-Based Lending. The Bank provides asset-based loans secured by short-term assets such as accounts receivable and inventory. Asset-based loans may also be secured by equipment supported by third party independent appraisals. The primary sources of repayment are the collection of the receivables and/or the sale of the inventory securing the loan, as well as the operating income of the borrower. Loans are typically revolving lines of credit with terms of one year to three years. Credit risk is managed through advance rates appropriate for the collateral (generally, advance rates on accounts receivable range from 80% to 90% and inventory advance rates do not exceed 65%). Collateral is further supported and verified via field audits conducted up to three times per year. All asset-based facilities have standardized loan policies, established and authorized credit limits, attentive portfolio management and the use of lock box agreements and similar arrangements which result in the Company receiving and controlling the debtors' cash receipts. As of September 30, 2025, approximately 65% of asset-based loans were backed by accounts receivable.

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

Originations, Sales and Servicing of Loans and Leases
The Company, from time to time, sells loans and leases, and in some cases, loan participations, generally without recourse. At September 30, 2025, there were no outstanding loans sold by the Company with recourse. When loans or leases are sold, the Company may retain the responsibility for collecting and remitting loan payments, making certain that escrow payments are made on behalf of borrowers, and otherwise servicing the loans. The servicing fee is recognized as income over the life of the loans. As of September 30, 2025, the Company was servicing $782.1 million of SBA/USDA loans and $209.4 million of term lending loans.

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

On October 31, 2024, as part of the insurance premium finance business sale, the Company sold commercial insurance premium finance loans. See Note 2. Divestitures to the "Notes of Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, for more information on the sale and transaction.

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

	Fiscal Year Ended September 30,
(Dollars in thousands)	2025	2024
Originations
Commercial finance	$11,475,878	$11,691,809
Consumer finance	3,270,635	2,535,736
Tax services	1,714,092	1,596,136
Total loans and leases originated	16,460,605	15,823,681
Purchases
Commercial finance	20,811	13,782
Warehouse finance	205,417	284,480
Total loans and leases purchased	226,228	298,262
Sales and Repayments
Sales:
Commercial finance(1)	1,155,124	99,005
Consumer finance	2,349,777	1,937,079
Total loans and leases sales	3,504,901	2,036,084
Repayments:
Loan and lease principal repayments	13,071,816	13,760,154
Total principal repayments	13,071,816	13,760,154
Total reductions	16,576,717	15,796,238

Increase (decrease) in other items, net	(14,224)	18,664
Net increase	$95,892	$344,369
(1) Includes loan balances as part of the insurance premium finance business sale. See Note 2. Divestitures to the "Notes of Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, for more information on the sale and transaction.

Nonperforming Assets, Other Loans and Leases of Concern and Classified Assets
The following table sets forth the Company’s loan and lease delinquencies by type, by amount and by percentage of type at September 30, 2025.

	30-59 Days			60-89 Days			> 89 Days Past Due
(Dollars in thousands)	Number of Loans	Amount	Percent of Category	Number of Loans	Amount	Percent of Category	Number of Loans	Amount	Percent of Category
Loans held for sale	750	$2,319	6.7%	581	$1,860	9.0%	493	$1,521	2.6%

Commercial finance	68	31,505	90.7%	71	18,061	87.2%	294	53,833	91.8%
Consumer finance	5,743	909	2.6%	192	778	3.8%	199	826	1.4%
Tax services (1)	—	—	—%	—	—	—%	—	2,477	4.2%
Warehouse finance	—	—	—%	—	—	—%	—	—	—%
Total loans and leases held for investment	5,811	$32,414	93.3%	263	$18,839	91.0%	493	$57,136	97.4%
Total loans and leases	6,561	$34,733	100.0%	844	$20,699	100.0%	986	$58,657	100.0%
(1) The tax services loans past due represented the aggregate remaining balance of the tax services loan portfolio.

Delinquencies 90 days and over constituted 1.21% of total loans and leases and 0.82% of total assets.

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

The table below sets forth the amounts and categories of the Company’s nonperforming assets.

(Dollars in thousands)	September 30, 2025	September 30, 2024
Nonperforming Loans and Leases
Nonaccruing loans and leases:
Commercial finance	$81,416	$26,412
Total nonaccruing loans and leases	81,416	26,412
Accruing loans and leases delinquent 90 days or more:
Loans held for sale	1,521	1,050
Commercial finance	12,900	2,314
Consumer finance	826	3,053
Tax services(1)	2,477	8,733
Total accruing loans and leases delinquent 90 days or more	17,724	15,150
Total nonperforming loans and leases	99,140	41,562

Other Assets
Nonperforming operating leases	2,571	1,471
Total other assets	2,571	1,471
Total nonperforming assets	$101,711	$43,033
Total as a percentage of total assets	1.42%	0.57%
(1) Certain tax services loans do not bear interest.

For the fiscal year ended September 30, 2025, interest income recorded on nonaccrual loans and leases was insignificant.

Nonaccruing Loans and Leases. At September 30, 2025, the Company had $81.4 million in nonaccruing loans and leases, which constituted 1.7% of the Company's gross loan and lease portfolio. At September 30, 2024, the Company had $26.4 million in nonaccruing loans which constituted 0.6% of its gross loan and lease portfolio. The fiscal 2025 increase in nonaccruing loans and leases was primarily driven within the commercial finance portfolio, in particular, one sizable relationship that moved to nonaccrual status during the 2025 fiscal fourth quarter.

Accruing Loans and Leases Delinquent 90 Days or More. At September 30, 2025, the Company had $17.7 million in accruing loans and leases delinquent 90 days or more, compared to $15.2 million at September 30, 2024. The increase in the balance of accruing loans and leases 90 days or more past due was primarily within the commercial finance portfolio, partially offset by decreases within the seasonal tax services and consumer finance portfolios.

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

The following table sets forth an analysis of the Company’s ACL.

(Dollars in thousands)	September 30, 2025	September 30, 2024
Balance at beginning of period	$71,765	$96,855
Charge-offs:
Commercial finance	(28,235)	(22,837)
Consumer finance	(30,938)	(41,628)
Tax services	(31,721)	(30,780)
Total charge-offs	(90,894)	(95,245)
Recoveries:
Commercial finance	4,081	3,286
Consumer finance	2,194	1,406
Tax services	9,628	7,785
Total recoveries	15,903	12,477

Net (charge-offs) recoveries	(74,991)	(82,768)
Provision for credit loss	56,545	57,678
Balance at end of period	$53,319	$71,765

Ratio of net charge-offs during the period to average loans outstanding during the period	1.55%	1.78%
Ratio of net charge-offs during the period to average loans outstanding during the period (excluding tax loans and tax net charge-offs)	1.13%	1.33%
Ratio of net charge offs during the period to nonperforming assets at year end	73.73%	192.34%
Allowance to total loans and leases	1.14%	1.76%
Ratio of allowance to total nonaccrual loans	65.49%	271.71%
Ratio of total nonaccrual loans to total loans outstanding	1.68%	0.55%
For more information on the Provision for Credit Loss, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Annual Report on Form 10-K.

The following table presents net loan charge-offs per lending category and the percentage of net charge-offs to average loan and lease balances.

	At and For the Fiscal Year Ended September 30,
	2025			2024
(Dollars in thousands)	Net Loan Charge-offs	Average Outstanding Balance	Percent of Net Charge-offs to Average Loans	Net Loan Charge-offs	Average Outstanding Balance	Percent of Net Charge-offs to Average Loans
Term lending	13,777	$1,862,337	0.7%	$15,850	$1,462,403	1.1%
Asset-based lending	5,561	566,187	1.0%	(255)	429,726	(0.1)%
Factoring	770	284,144	0.3%	2,229	341,571	0.7%
Lease financing	1,389	143,304	1.0%	103	170,962	0.1%
Insurance premium finance	91	47,593	0.2%	870	642,927	0.1%
SBA/USDA	2,566	682,364	0.4%	754	566,255	0.1%
Other commercial finance	—	163,786	—%	—	159,472	—%
Commercial finance	24,154	3,749,715	0.6%	19,551	3,773,316	0.5%
Consumer finance	28,744	282,975	10.2%	40,222	318,886	12.6%
Tax services	22,093	166,157	13.3%	22,995	153,713	15.0%
Warehouse finance	—	640,598	—%	—	416,988	—%
Total	$74,991	$4,839,445	1.5%	$82,768	$4,662,903	1.8%

The distribution of the Company’s ACL at the dates indicated is summarized as follows:

	September 30, 2025		September 30, 2024
(Dollars in thousands)	Amount	Percent of Loans and Leases in Each Category of Total Loans and Leases	Amount	Percent of Loans and Leases in Each Category of Total Loans and Leases
Term lending	$28,345	49.3%	$30,394	38.2%
Asset-based lending	7,650	12.7%	1,356	11.6%
Factoring	4,319	4.7%	5,757	8.9%
Lease financing	1,040	3.2%	1,189	3.7%
Insurance premium finance	—	—%	—	—%
SBA/USDA	4,807	11.0%	3,273	14.0%
Other commercial finance	90	3.2%	607	4.6%
Commercial finance	46,251	84.1%	42,576	81.0%
Consumer finance	6,422	2.0%	28,669	6.1%
Tax services	—	0.1%	2	0.2%
Warehouse finance	646	13.8%	518	12.7%
Total	$53,319	100.0%	$71,765	100.0%

Management closely monitors economic developments and considers these factors when assessing the appropriateness of the Company's ACL. The Company's ACL as a percentage of total loans and leases decreased to 1.14% at September 30, 2025 from 1.76% at September 30, 2024. The decrease in the total loan and lease coverage ratio was primarily driven by decreases in the loan and lease coverage ratios for the consumer finance portfolio and the seasonal tax services portfolio. The Company expects to continue to diligently monitor the ACL and adjust as necessary in future periods to maintain an appropriate and supportable level.

Management believes that, based on a detailed review of the loan and lease portfolio, historic loan and lease losses, current economic conditions, the size of the loan and lease portfolio and other factors, the level of the ACL at September 30, 2025 reflected an appropriate allowance against expected credit losses from the lending portfolio. Although the Company maintains its ACL at a level it considers to be appropriate, investors and others are cautioned that there can be no assurance that future losses will not exceed estimated amounts, or that additional provisions for loan and lease losses will not be required in future periods.

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

As of September 30, 2025, the Company had total investment securities with an amortized cost of $1.55 billion compared to $1.98 billion as of September 30, 2024. At September 30, 2025, $1.34 billion, or 86.6%, of the Company’s investment securities were pledged to secure various obligations of the Company. Many of the Company’s municipal holdings are able to be pledged at either the Federal Reserve bank ("FRB") or the Federal Home Loan Bank of Des Moines ("FHLB").

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

The following table sets forth the carrying value of the Company’s portfolio at the dates indicated.

(Dollars in thousands)	September 30, 2025	September 30, 2024
Securities Available for Sale ("AFS")
Corporate securities	$21,250	$19,750
SBA securities	10,769	81,935
Obligations of states and political subdivisions	162	480
Non-bank qualified obligations of states and political subdivisions	187,040	217,990
Asset-backed securities	136,372	189,698
Mortgage-backed securities	972,250	1,231,368
Total debt securities AFS	1,327,843	1,741,221
Securities Held to Maturity ("HTM")
Non-bank qualified obligations of states and political subdivisions	27,373	31,060
Mortgage-backed securities	1,935	2,032
Total debt securities HTM	29,308	33,092
FRB and FHLB stock	24,708	36,014
Total securities and FRB and FHLB stock	$1,381,859	$1,810,327
Other Interest-Earning Assets
Interest bearing deposits in other financial institutions and federal funds sold(1)	$96,047	$106,672
(1) At September 30, 2025, the Company had $94.6 million and $1.4 million in interest bearing deposits held at the FRB and FHLB, respectively. At September 30, 2024, the Company had $104.9 million and $1.7 million in interest bearing deposits held at the FRB and FHLB, respectively.

The fair value of debt securities available for sale ("AFS") decreased $413.4 million at September 30, 2025 when compared to September 30, 2024 while the amortized cost of debt securities held to maturity ("HTM") decreased $3.8 million over the same period. These decreases were primarily driven by strategic investment sales during the fiscal year and typical payments and prepayments in amortizing securities.

The following table sets forth the contractual maturities of debt securities AFS and HTM at September 30, 2025. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	September 30, 2025
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Securities
(Dollars in thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
Debt Securities AFS
Corporate securities	$—	$—	$21,250	$—	$25,000	$21,250
SBA securities	—	—	—	10,769	11,791	10,769
Obligations of states and political subdivisions	—	162	—	—	162	162
Non-bank qualified obligations of states and political subdivisions	760	1,190	—	185,090	213,072	187,040
Asset-backed securities	—	—	2,697	133,675	138,698	136,372
Total debt securities AFS	$760	$1,352	$23,947	$329,534	$388,723	$355,593
Weighted average yield(1)	3.81%	4.07%	4.95%	5.62%	3.78%	5.60%
Debt Securities HTM
Non-bank qualified obligations of states and political subdivisions	$—	$—	$—	$27,373	$27,373	$23,943
Total debt securities HTM	$—	$—	$—	$27,373	$27,373	$23,943
Weighted average yield(1)	—%	—%	—%	2.53%	2.53%	5.66%
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

	September 30, 2025
	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total Securities
(Dollars in thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Amortized Cost	Fair Value
MBS AFS
Agency MBS	$—	$—	$—	$786,550	$920,838	$786,550
Non-agency MBS	—	—	—	185,700	208,568	185,700
Total MBS AFS	$—	$—	$—	$972,250	$1,129,406	$972,250
Weighted average yield	—%	—%	—%	5.20%	2.79%	5.20%
MBS HTM
Agency MBS	$—	$—	$—	$1,935	$1,935	$1,710
Total MBS HTM	$—	$—	$—	$1,935	$1,935	$1,710
Weighted average yield	—%	—%	—%	2.77%	2.77%	5.74%

At September 30, 2025, the contractual maturity of approximately 100.0% of the Company’s MBS were in excess of ten years. The actual maturity of an MBS is typically less than its stated contractual maturity due to scheduled principal payments and prepayments of the underlying mortgages. Prepayments that are different than anticipated will affect the yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the MBS. In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively.

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

During fiscal years 2020 and 2021, in partnership with the U.S. Department of the Treasury’s Bureau of the Fiscal Service (“Fiscal Service”), the Bank issued 16.5 million prepaid cards in conjunction with the three Economic Impact Payment ("EIP") stimulus programs, totaling approximately $24.15 billion. As of September 30, 2025, the Company had $326.0 million in deposits related to government stimulus funds. Of the total amount of government stimulus program deposits, $161.5 million are on activated cards while $164.5 million are on inactivated cards.

At September 30, 2025, $5.67 billion of the Company’s $5.89 billion deposit portfolio was attributable to the Consumer segment. The majority of these deposits represent funds available to spend on prepaid debit cards and other stored value products, of which $5.62 billion are included with noninterest-bearing checking accounts and $45.2 million are included with savings deposits on the Company’s Consolidated Statements of Financial Condition. The Partner Solutions business line originates debit card programs through outside sales agents and other financial institutions. As such, these deposits carry a somewhat higher degree of concentration risk than traditional consumer products. If a major customer or card program were to leave the Bank, deposit outflows could be more significant than if the Bank were to lose a more traditional customer, although it is considered unlikely that all deposits related to a program would leave the Bank without significant advance notification. As such, and as historical results indicate, the Company believes that its deposit portfolio attributable to the Consumer segment is stable. Deposits arising from the Partner Solutions business line has allowed the Bank to reduce its reliance on wholesale deposits, certificates of deposit and public funds, which typically have relatively higher costs.

For information on noninterest-bearing checking deposits, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition" of this Annual Report on Form 10-K.

Approximately 64% of the deposit portfolio during the 2025 fiscal fourth quarter was subject to variable, rate-related processing expenses that are derived from the terms of contractual agreements with certain Partner Solutions relationships. These agreements are tied to a rate index, typically the Effective Federal Funds Rate ("EFFR").

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company for the periods indicated.

	September 30, 2025		September 30, 2024
(Dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Transactions and Savings Deposits:
Noninterest bearing checking	$5,619,554	95.5%	$5,617,097	95.6%
Interest bearing checking	11,605	0.2%	4,350	0.1%
Savings deposits	45,154	0.8%	48,730	0.8%
Money market deposits	206,954	3.5%	174,701	3.0%
Wholesale deposits	1,044	—%	1,001	—%
Total transactions and savings deposits	5,884,311	100.0%	5,845,879	99.5%

Time Certificates of Deposit:
Total time certificates of deposit(1)	2,636	—%	29,206	0.5%
Total deposits	$5,886,947	100.0%	$5,875,085	100.0%
(1) As of September 30, 2025, total time certificates of deposit included no wholesale certificates of deposit.

As of September 30, 2025 and 2024, total deposits that exceed FDIC insurance limits, or are otherwise uninsured, were estimated to be $652.1 million and $643.3 million, respectively. Estimated uninsured domestic deposits reflect amounts, disclosed in U.S. regulatory reports of the Bank, with adjustments for amounts related to consolidated subsidiaries.

The following table presents contractual maturities of estimated U.S. time deposits in excess of FDIC insurance limits or are otherwise uninsured at September 30, 2025.

	Maturity
(Dollars in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Certificates of deposit	$—	$1,136	$750	$—	$1,886

The following table shows rate and maturity information for the Company’s certificates of deposit at September 30, 2025.

(Dollars in thousands)	0.00 - 0.99%	1.00 - 1.99%	2.00 - 2.99%	3.00 - 3.99%	4.00 - 4.99%	Total	Percent of Total
Certificate accounts maturing in quarter ending:
December 31, 2025	$—	$—	$—	$—	$—	$—	—%
March 31, 2026	1,636	—	—	—	—	1,636	62.1%
June 30, 2026	—	—	1,000	—	—	1,000	37.9%
September 30, 2026	—	—	—	—	—	—	—%
December 31, 2026	—	—	—	—	—	—	—%
March 31, 2027	—	—	—	—	—	—	—%
Total	$1,636	$—	$1,000	$—	$—	$2,636	100.0%

Percent of total	62.1%	—%	37.9%	—%	—%	100.0%

The following table indicates the amount of the Company’s certificates of deposit by time remaining until maturity as of September 30, 2025.

(Dollars in thousands)	3 Months or Less	After 3 to 6 Months	After 6 to 12 Months	After 12 Months	Total
Certificates of deposit less than $250,000	$—	$—	$—	$—	$—
Certificates of deposit of $250,000 or more	—	1,636	1,000	—	2,636
Total certificates of deposit	$—	$1,636	$1,000	$—	$2,636

At September 30, 2025, there were no deposits from governmental or other public entities included in certificates of deposit.

For information on off-balance sheet custodial deposits, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Financial Condition” of this Annual Report on Form 10-K.

Borrowings
Although deposits are the Company’s primary source of funds, the Company’s practice has been to utilize borrowings to manage cyclical deposit changes, when they are a less costly source of funds, can be invested at a positive interest rate spread, or when the Company desires additional capacity to fund loan demand. Borrowings from various sources mature based on stated payment schedules.

The Company’s borrowings have historically consisted primarily of advances from the FHLB upon the security of a blanket collateral agreement of a percentage of unencumbered loans and the pledge of specific securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At September 30, 2025, the Bank had $9.0 million overnight borrowings with the ability to borrow up to an approximate additional $1.02 billion from the FHLB.

As of September 30, 2025, debt securities with fair values of approximately $385.5 million and $955.3 million were pledged as collateral to the FRB and the FHLB, respectively, to secure various obligations of the Company. For additional information regarding the Company’s collateralization of borrowings, see Note 11. Short-term and Long-term Borrowings to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

On September 26, 2022, the Company announced the completion of a private placement of $20 million of its 6.625% Fixed-to-Floating Rate Subordinated Notes due 2032 to certain qualified institutional buyers and accredited investors. The Notes are intended to qualify as Tier 2 capital for regulatory capital purposes. The Notes were issued under an indenture with UMB Bank, N.A., as trustee. At September 30, 2025, $19.8 million in aggregate principal amount in subordinated debentures were outstanding.

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

The outstanding balance of the trust preferred securities at September 30, 2025 was $13.7 million.

The following table sets forth the maximum month-end balance and average balance of trust preferred securities, subordinated debentures, overnight fed funds purchased, and other borrowings for the periods indicated.

	Fiscal Year Ended September 30,
(Dollars in thousands)	2025	2024
Maximum Balance:
Trust preferred securities	$13,661	$13,661
Subordinated debentures	19,795	19,693
Overnight fed funds purchased	286,000	377,000
Other borrowings	—	523

Average Balance:
Trust preferred securities	$13,661	$13,661
Subordinated debentures	19,740	19,638
Overnight fed funds purchased	74,948	99,290
Other borrowings	—	201

The following table sets forth certain information as to the Company’s trust preferred securities, subordinated debentures, overnight fed funds purchased, and other borrowings.

(Dollars in thousands)	September 30, 2025	September 30, 2024
Trust preferred securities	$13,661	$13,661
Subordinated debentures	19,795	19,693
Overnight fed funds purchased	9,000	377,000
Other borrowings	—	—
Total borrowings	$42,456	$410,354

Weighted average interest rate of trust preferred securities	8.09%	8.91%
Weighted average interest rate of subordinated debentures	6.63%	6.63%
Weighted average interest rate of overnight fed funds purchased	4.33%	5.11%

Partner Solutions Activities

The Company's core differentiators, including industry experience, operational excellence, committed partnership, and mature risk and compliance infrastructure are important for payment innovators in an evolving marketplace. Partner Solutions delivers a diversified portfolio of offerings including sponsorship solutions, financial institution solutions, credit solutions, and professional tax solutions with an operating structure that streamlines banking processes and ensures reliable and sustainable programs with unparalleled commitment to enabling our partners' success. Overall, the products and services offered by the Company are generally designed to facilitate the processing and settlement of authorized electronic transactions involving the movement of funds.

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

Pathward currently provides financial processing services for approximately 300,000 freestanding ATMs in the U.S. and U.S. territories providing consumers with access to funds at ATMs frequently found in malls, retail chains, convenience stores, events, fairs and other small business locations.

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

As a national bank, the Bank is supervised and examined by the Office of the Comptroller of the Currency ("OCC"), as its primary federal regulator, and the FDIC, the federal agency that administers the DIF. As a BHC, the Company is supervised and examined by the Federal Reserve. Federal banking policy is designed to protect customers of and depositors in insured depository institutions, the DIF, and the U.S. banking system.

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

In addition to regulation and supervision by the Federal Reserve, the Company is a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is required to file reports with the SEC and otherwise comply with federal securities laws.

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

Incentive Compensation. The Dodd-Frank Act requires that the federal banking agencies, including the Federal Reserve and the OCC, and the SEC issue a rule related to incentive-based compensation. No final rule implementing this provision of the Dodd-Frank Act has, as of the date of the filing of this Annual Report on Form 10-K, been adopted, but a re-proposed rule was published in May 2024 that is intended to prohibit certain financial institutions from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons with excessive compensation, fees or benefits that could lead to material financial loss at the financial institution. It is unclear when or whether this rule will be finalized. Although a final rule has not been issued, the Company and the Bank have undertaken efforts to ensure that their incentive compensation plans do not encourage inappropriate risks, consistent with the principles identified above.

The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (“Regulatory Relief Act”)
Enacted in 2018, the Regulatory Relief Act includes several provisions that positively affect smaller banking institutions (e.g., those with less than $10 billion in assets) like the Bank. Specific provisions of the Regulatory Relief Act that benefit smaller banks include modifications to the “qualified mortgage” criteria under the “ability to repay” rules for certain mortgages that are held and maintained on the Bank’s retained portfolio as well as relief from certain capital requirements required by an international banking capital framework with the creation of a “community bank leverage ratio.” See “Regulatory Capital Requirements” and “Brokered Deposits.” Many of the Regulatory Relief Act's changes were implemented through rules promulgated by the federal banking agencies. These rules and their enforcement are subject to the substantial regulatory discretion of the federal banking agencies.

Temporary Regulatory Capital Relief Related to Impact of CECL
On August 26, 2020, the federal banking agencies adopted a final rule that delayed the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provided banking organizations that implemented CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. The Company elected to phase in the regulatory capital impact as permitted under this final rule. The CECL transition amount is being phased out of regulatory capital over a three-year period that began October 1, 2022 and ended on September 30, 2025.

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

In general, the Bank’s legal lending limit totals 15 percent of its capital and surplus plus an additional 10 percent of capital and surplus if the amount that exceeds the 15 percent general limit is fully secured by readily marketable collateral (together, referred to as the “combined general limit”). At September 30, 2025, the Bank was in compliance with the combined general limit.

The OCC and the FDIC have signaled shifts in their supervisory programs. On October 7, 2025, the OCC and FDIC issued a notice of proposed rulemaking to codify the elimination of reputation risk from their supervisory programs, which would, among other things, prohibit the OCC or FDIC from criticizing or taking adverse action against an institution on the basis of reputation risk, and to prohibit politicized debanking. On October 7, 2025, the OCC and FDIC also issued a notice of proposed rulemaking that would define the term “unsafe or unsound practice” for purposes of section 8 of the Federal Deposit Insurance Act and revise the supervisory framework for the issuance of matters requiring attention and other supervisory communications.

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

The FDIC imposes an assessment against all depository institutions for deposit insurance quarterly. FDIC total base assessment rates for institutions that have been insured for at least five years range from 2.5 to 42 basis points annually and take into account an institution’s composite CAMELS rating and other factors. Notably, the FDIC has the authority to increase certain institutions' deposit insurance premium if it determines that the institution significantly relies upon brokered deposits. As of September 30, 2025, 2024 and 2023, the Bank’s deposit insurance assessment rate was 6 basis points, 7 basis points, and 7 basis points, respectively. The Bank’s deposit insurance premium expense totaled $4.5 million for 2025, $5.3 million for 2024, and $4.3 million for 2023. A significant increase in DIF insurance premiums would have an adverse effect on the operating expenses and results of operations of the Bank.

The FDIC applies small bank credits to banks with less than $10 billion in assets, such as the Bank, so long as the designated reserve ratio ("DRR") is at least 1.35%. After applying small bank credits for four quarters, the FDIC will remit to banks the value of any remaining small bank credits in the next assessment period in which the DRR is at least 1.35%.

The Federal Deposit Insurance Act requires the FDIC to designate and publish the DRR before the beginning of each calendar year. For calendar year 2025, the FDIC set the DRR at 2.00%, which is consistent with the DRR set for each calendar year since 2011 and the FDIC's goal to maintain the DRR at or above the statutory threshold.

Brokered Deposits
The FDIC limits the ability to accept brokered deposits to those insured depository institutions that are well capitalized. Institutions that are less than well capitalized cannot accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver by the FDIC. The FDIC has defined the “national rate” for all interest-bearing deposits held by less-than-well-capitalized institutions as “a simple average of rates paid by all insured depository institutions and branches for which data are available” and has stated that its presumption is that this national rate is the prevailing rate in any market. As such, institutions that are less than well capitalized that are permitted to accept, renew or rollover brokered deposits via FDIC waiver generally may not pay an interest rate in excess of the national rate plus 75 basis points on such brokered deposits. As of September 30, 2025, the Bank categorized $59.5 million, or 1% of its deposit liabilities, as brokered deposits.

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

Short-Term, Small-Dollar Installment Lending
The Bureau has a small dollar rule related to payday, vehicle title and certain high-cost installment loans ("Small Dollar Rule"), which restricts lenders from attempting to withdraw payment from a borrower’s account after two consecutive failed attempts unless the borrower provides new authorization for the third attempt. In order to begin re-attempting payments, the lender must follow certain guidelines and obtain new authorizations where applicable. The Small Dollar Rule became effective on March 30, 2025.
Separately, in May 2020, the federal banking agencies issued interagency guidance to encourage banks, savings associations, and credit unions to offer responsible small-dollar loans to customers for consumer and small business purposes. As of the date of the filing of this Annual Report on Form 10-K, the Bank has not determined to offer such products, although this position may change as the Bank further refines its business plan in the future.

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

Anti-Money Laundering (“AML”) Laws and Regulations
AML and financial transparency laws and regulations, including the Bank Secrecy Act and the USA PATRIOT Act of 2001, impose strict standards for gathering and verifying customer information in order to ensure funds or other assets are not being placed in U.S. financial institutions to facilitate terrorist financing and laundering of funds. Applicable laws require financial institutions to have AML programs in place and require the federal banking agencies to consider a holding company’s effectiveness in combating money laundering when ruling on certain merger or acquisition applications. In addition, failure to comply with these requirements could lead to significant fines and penalties or the imposition of corrective orders. In July 2024, the federal banking agencies, including the Federal Reserve and OCC, proposed amendments to update the requirements for supervised institutions to establish, implement and maintain effective, risk-based and reasonably designed AML and countering the financing of terrorism (“CFT”) programs. The proposed amendments would require supervised institutions to identify, evaluate and document the regulated institution’s money laundering, terrorist financing and other illicit finance activity risks, as well as consider, as appropriate, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network’s (“FinCEN”) published national AML/CFT priorities.

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

A banking organization is required to notify its primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after the banking organization determines that a cyber incident has occurred. Notification is required for incidents that have materially affected—or are reasonably likely to materially affect—the viability of a banking organization's operations, its ability to deliver banking products and services, or the stability of the financial sector. A bank service provider must also notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours.

In addition, certain state laws could potentially impact the Bank’s operations, including those related to applicable notification requirements when computer-security incident or unauthorized access to customers’ nonpublic personal information has occurred.

Guidance for Third-Party Relationships
In June, 2023, the OCC, Federal Reserve, and FDIC issued final interagency guidance on risk management of third-party relationships, including third-party lending relationships. The interagency guidance is based, in part, on the OCC’s previously existing third-party risk management guidance from 2013 and seeks to, among other things, promote consistency in third-party risk management and provide sound risk management guidance for third-party relationships commensurate with a bank’s risk profile and complexity as well as the criticality of the activity. Additionally, third party relationship risk management and banking as a service arrangements (including with respect to deposit products and services) may continue to be topics of focus for federal bank regulators and further rulemaking activity or guidance may be forthcoming.

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

Assessments
The Dodd-Frank Act provides that, in establishing the amount of an assessment, the Comptroller of the Currency may consider the nature and scope of the activities of the entity, the amount and type of assets it holds, the financial and managerial condition of the entity and any other factor that is appropriate. The assessments are paid to the OCC on a semi-annual basis. During the fiscal year ended September 30, 2025, the Bank paid assessments (standard assessments) of $655,404 to the OCC.

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

The Capital Rules prescribe a standardized approach for risk weightings for a large and risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures, and resulting in high-risk weights for a variety of asset classes. As of September 30, 2025, the Bank exceeded all of its regulatory capital requirements and was designated as “well capitalized” under federal guidelines.

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

On November 21, 2018, the FDIC, the OCC, and the Federal Reserve jointly issued a proposed rule required by the Regulatory Relief Act that would permit qualifying banks that have less than $10 billion in consolidated assets to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (referred to as the “community bank leverage ratio” or “CBLR”). Under the proposed rule, banks that opt into the CBLR framework and maintain a CBLR of greater than 9% would not be subject to other risk-based and leverage capital requirements and would be deemed to have met the well capitalized ratio requirements. The rule was adopted in September 2019. The Bank continues to assess the potential impact of opting in to this election as part of its ongoing capital management and planning processes.

Prompt Corrective Action ("PCA")
Federal banking agencies are authorized and, under certain circumstances, required to take certain actions against banks that fail to meet their minimum capital requirements.

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

The Bank paid cash dividends in the amount of $159.5 million to the Company during fiscal 2025, to be used to fund share repurchases under the common stock share repurchase programs that were authorized by the Company's Board of Directors. On August 25, 2023, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase up to 7,000,000 shares of the Company's outstanding common stock on or before September 30, 2028. As part of its capital planning, the Company will continue to regularly assess its needs for dividends from the Bank in order to fund future share repurchases and dividends to the Company's stockholders as needed.

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

On October 24, 2023, the federal banking agencies jointly issued a final rule to modernize CRA regulations, but in light of litigation, the agencies issued a joint proposal in July 2025 to rescind this rule and reinstate the CRA framework that existed prior to the 2023 final rule.

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

As a member of the FHLB system, the Bank is required to purchase and maintain activity-based capital stock in the FHLB in the amount specified by the applicable FHLB's capital plan. At September 30, 2025, the Bank had in the aggregate $5.0 million in FHLB stock, which was in compliance with the FHLB of Des Moines' requirement. For the fiscal year ended September 30, 2025, dividends paid by the FHLB to the Bank totaled $0.6 million.

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

In September 2024, the OCC issued a final rule related to its regulations for business combinations involving national banks and a policy statement summarizing the principles the OCC uses when it reviews proposed bank merger transactions under the Bank Merger Act (“BMA”), both of which expressed the OCC's heightened scrutiny of business combinations involving national banks. In May 2025, the OCC adopted an interim final rule amending the 2024 final rule to restore the expedited review and the use of the streamlined business combination application. The OCC also rescinded its 2024 policy statement. President Trump subsequently signed a joint resolution under the Congressional Review Act, which, among other things, prevents an agency from reissuing a substantially similar rule.

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

Dividends
In 2009, the Federal Reserve released a supervisory letter entitled Applying Supervisory Guidance and Regulations on the Payment of Dividends, Stock Redemptions and Stock Repurchases at Bank Holding Companies. This letter generally sets forth principles describing when a BHC must consult, provide notice, or seek approval from the Federal Reserve prior to a capital distribution including the payment of dividends, stock redemptions, or stock repurchases. According to Federal Reserve staff, the Federal Reserve banks are likely to require holding companies to eliminate, defer or reduce dividends if these payments are not fully covered by the net income available to shareholders for the past four quarters, earnings retention is not consistent with capital needs or the holding company will not meet or is in danger of not meeting minimum regulatory capital adequacy ratios.

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

Human Capital Resources

The Company's purpose of powering financial inclusion is foundational to our ability to attract and retain top talent who desire to work with innovators to enable financial availability, choice, and opportunity for consumers and businesses in underserved markets. We empower our employees by providing opportunities to grow and develop in their careers, supported by strong compensation, benefits, and health and well-being programs. We seek to provide an inclusive, safe, and healthy workplace, recognizing our employees enable us to deliver on our purpose.

Composition of Our Workforce
The following table describes the composition of our workforce as of September 30, 2025:

Employee Type	9/30/2024	9/30/2025	Change
Full-time	1,239	1,177	(5.00)%
All Other Types	5	5	—%
Total Employees	1,244	1,182	(4.98)%

We aim to cultivate an environment where every employee is recognized for their unique contributions in serving our clients, partners and communities.

Pathward works to provide an equal opportunity for employment and success, as reflected in our Code of Business Conduct and Employee Handbook.

Talent Acquisition
A core tenet of our talent system is to both develop talent from within and enrich our talent pool with external hires to support a continuous improvement mindset. We have evolved our “Talent Anywhere” recruitment strategy to source candidates in anchor geographic hubs with flexibility to hire in other domestic locations. This allows us to expand our talent pool to acquire the best talent available while encouraging the ability for interactivity in our hub locations to build connections and community. Through this recruiting strategy, we expand our reach beyond local candidates as a remote-enabled employer of choice.

Talent Assessment and Development
Assessing talent and leadership development are critical to our pipeline strategy. We have continued to mature our enterprise talent management framework to provide a clearer line of sight into our teams’ strengths and opportunities in terms of skills and leadership potential. This helps ensure our internal talent supply keeps pace with demand. We continue to invest in our workforce with intention, have our highest performing, highest potential employees applied to our most critical work, and are preparing today’s talent for tomorrow’s needs.

Our performance management program is an interactive practice that engages our employees by aligning objectives at the enterprise level to drive individual goal setting, promoting quarterly conversations designed to review progress and accomplishments and designate focus areas for the upcoming quarter, driving progress against objectives, alignment, and performance feedback throughout the year. We offer a variety of support to help team members and managers establish and meet personalized development goals, take on new roles and become better leaders.

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

Total Rewards
As part of our total rewards strategy, we aspire to offer and maintain market competitive total rewards programs for our employees to attract and retain superior talent. In addition to competitive base wages, we offer other variable pay depending on an employee's position, including an annual bonus or commission plan. We offer a 401(k) plan with a highly competitive company match. Our healthcare, insurance benefits, health savings and flexible spending accounts are equally competitive with a low-cost share for employees. Understanding the importance of time away from work to recharge and address family needs, we offer paid time off, family leave and flexible work schedules. We also offer family care resources, adoption assistance, employee assistance programs, and other related benefits.

Health and Safety
We believe the success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety, and wellness of our employees. We follow local, state and federal regulations issued by the Occupational Safety and Health Administration and are prepared to implement any applicable workplace requirements. Our employees and their families also have access to a variety of flexible and convenient health and well-being programs, including benefits that support their physical and mental health. We are also a fully remote-enabled employer, with a work-from-home program allowing hybrid access to our offices that includes a stipend to enhance employees' at-home work experience.

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
•We regularly assess our investments in technology, and failure to effectively implement technology initiatives or anticipate future technology needs or demands could adversely affect our business or financial results.
•Our ability to receive dividends from the Bank could affect our liquidity and ability to pay dividends on our common stock, interest on our trust preferred securities and principal on our debt.
•Unclaimed funds represented by unused value on the cards presents compliance and other risks.
•We have identified a material weakness in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2025. Failure to remediate this material weakness or otherwise to maintain an effective system of internal control and effective disclosure controls and procedures could have a material adverse effect on our results of operations and financial condition.

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
•Increased scrutiny and evolving expectations from stakeholders with respect to sustainability practices may impose additional costs on us or expose us to new or additional risks.
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

We, through the Bank and its business lines, originate various types of loans and leases, and our financial condition and results of operations are affected by the ability of borrowers to repay their loans or leases in a timely manner. Borrowers may be unable to repay their loans due to various factors, some of which are outside of their control. Similarly, borrowers under our commercial loans and related financing products (typically, small- to medium-sized businesses) may be more susceptible to even mild or moderate economic declines than larger commercial borrowers, which may subject the Bank and, ultimately, us, to a higher risk of loan loss. Many borrowers have been negatively impacted by recent events impacting financial, real estate, and securities markets, including geopolitical turmoil, higher interest rates, inflation, tariffs, and other events that have caused market and economic volatility, and may continue to be similarly or more severely affected in the future. The risk of non-payment by borrowers is assessed through our underwriting processes and other risk management practices, which may not be able to fully identify, price and mitigate such risk. See "Our framework for managing risk, including our underwriting practices, may not prevent future losses." Despite those efforts, we do and will experience loan and lease losses, and our financial condition and results of operations will be adversely affected by those loan and lease losses.

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

Our operations and profitability, including the value of the portfolio of investment securities we hold and the value of collateral securing certain of our loans, are impacted by general business, political and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, commodity pricing, money supply and monetary policy, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, the strength of the United States economy, and uncertainty in financial markets globally, all of which are beyond our control. A deterioration in business, political or economic conditions, including those arising from government shutdowns or defaults, geopolitical turmoil and war, increases in unemployment, or pandemics, could result in an increase in loan delinquencies and nonperforming assets, decreases in loan collateral values, and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our financial condition and results of operations.

Additionally, an unpredictable or volatile political environment in the United States, including any social unrest, could negatively impact business and market conditions, economic growth, financial stability, and business, consumer, investor, and regulatory sentiments, any one or more of which could have a material adverse impact on our financial condition and results of operations. It is difficult to predict the legislative, executive and regulatory changes that will result from the current Congress and Presidential Administration, which may cause broader economic changes due to various changes in the federal government's approach to regulation and administration. New appointments to the Board of Governances of the Federal Reserve could affect monetary policy and interest rates, which could in turn affect economic growth. Future legislation, regulation and changes in policy, as well as changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies, could affect the economy and banking industry, including our business and results of operations, in ways that are difficult to predict.

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

The electronic payments industry, including the prepaid financial services segment within that industry in which the Partner Solutions business line operates, could vary depending upon the overall level of consumer spending, which may decrease if economic or political conditions in the United States deteriorate and result in a reduction of the number of our prepaid accounts that are purchased or reloaded, the number of transactions involving our cards and the use of our reloadable card products and related services. A sustained reduction in the use of our products and related services, either as a result of a general reduction in consumer spending or as a result of a disproportionate reduction in the use of card-based payment systems, would materially harm our business, results of operations and financial condition.

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

While we did not experience any abnormal changes in our total outstanding deposit balances following the bank closures in March and May 2023 and related events, we experienced changes in deposit balances resulting from typical seasonal fluctuations due to the nature of our business. While our deposit base primarily consists of millions of retail cards and other small dollar accounts with an average balance less than $1,000 and we maintain a liquidity position with numerous funding options available totaling over $2.0 billion as of September 30, 2025, we cannot be assured that unusual deposit withdrawal activity will not affect banks generally in the future or us in particular. Continued uncertainty regarding or worsening of the severity or duration of the volatility in the banking industry could also adversely impact our estimate of our allowance for credit losses and related provision for credit loss.

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

Our earnings depend substantially on our interest rate spread, which is the difference between (i) the interest rates we earn on loans, securities, and other interest-earning assets, and (ii) the interest rates we pay on deposits, other borrowings, and other interest-bearing liabilities. We are exposed to interest rate risk because our interest-earning assets and interest-bearing liabilities do not react uniformly or concurrently to changes in interest rates since the two have different time periods for adjustment and can be tied to different measures of rates. These rates are highly sensitive to many factors beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities, including the Federal Reserve. Throughout 2022, 2023 and 2024, the Federal Reserve raised the target range for the federal funds rate in an effort to curb inflation. In September 2024, the Federal Reserve began lowering the target range for the federal funds rate, which is now at a target range of 3.75% to 4.00%. As market interest rates have risen, we have experienced competitive pressures to increase the rates we pay on deposits, which may decrease our net interest income. In addition, inflationary pressures will generally increase our operating costs and could have a significant negative effect on our borrowers and the values of collateral securing loans, which could negatively affect our financial performance. In addition, certain of our noninterest income and noninterest expenses are subject to adverse effect in a rising interest rate environment. The Bank monitors its interest rate risk exposure; however, the Bank can provide no assurance that its efforts will appropriately protect the Bank in the future from interest rate risk exposure. For additional information, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

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

Several banking institutions have adopted business strategies similar to ours, particularly with respect to the Partner Solutions business. This competition, and competition in any of the Bank's other business lines, may increase our costs, reduce our revenues or revenue growth, result in fragmented market share and a failure to enjoy economies of scale or make it difficult for us to compete effectively in maintaining and obtaining additional customer relationships.

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

In addition, if any of our counterparties are unable to or otherwise does not fulfill (or does not timely fulfill) its obligations to us for any reason (including, but not limited to, bankruptcy, computer or other technological interruptions or failures, personnel loss, negative regulatory actions, or acts of God) or engages in fraud or other misconduct during the course of such relationship, we may need to seek alternative third party service providers, or discontinue certain products or programs in their entirety. We have experienced, and expect to continue to experience, situations where we have been held directly or indirectly responsible, or were otherwise subject to liability, for the inability of our third-party service providers to perform services for our customers on a timely basis or at all or for actions of third parties undertaken on behalf of the Bank or otherwise in connection with the Bank's arrangement with such third parties. Any such responsibility or liability in the future may have a material adverse effect on our business, including the operations of the Bank and its divisions, and financial results.

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

In addition, we face settlement risks from our distributors and banking partners, which may increase during an economic downturn. Depending on contract terms, we may prefund partner accounts. If a partner becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. At September 30, 2025, we had assets subject to settlement risk of $267.3 million.

For one of our programs, the Company pays servicing fees which are primarily offset by estimated card breakage. For cards issued prior to January of 2020, if consumers spend more than projected over the life of the card programs, the Company could experience a material adverse effect on our business, results of operations and financial condition. See “Funding Activities – Deposits” for further breakdown of balances as of September 30, 2025. We are not insured against these settlement or partner risks.

Our business strategy includes plans for organic growth, and our financial condition and results of operation could be adversely affected if we fail to grow or fail to manage our growth effectively.

As part of our general growth strategy, we expect to continue to pursue organic growth, while also continuing to evaluate potential acquisitions and expansion opportunities that we believe provide a strategic or geographic fit with our business. Although we have experienced significant growth in our assets and revenues, we may not be able to sustain our historical growth rate or be able to grow at all. We believe that our future organic growth will depend on competitive factors and on the ability of our senior management to maintain a robust system of internal controls and procedures and manage a growing number of customer relationships. See "We operate in an extremely competitive market, and our business will suffer if we are unable to compete effectively." We may not be able to implement changes or improvements to these internal controls and procedures in an efficient or timely manner and have, and may in the future, discover deficiencies in existing systems and controls. Our growth strategy may divert management from our existing business and may require us to incur additional expenditures to expand our administrative and operational infrastructure and, if we are unable to effectively manage our growth, including to the satisfaction of our regulators, we could be materially and adversely affected. In addition, acquiring other companies may involve risks such as exposure to potential asset quality issues, disruption to our normal business activities and diversion of management’s time and attention due to integration and conversion efforts. Consequently, continued

organic growth, if achieved, may place a strain on our administrative and operational infrastructure, which could have a material adverse effect on our financial condition and results of operations.

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

In 2020, the OCC issued final rules designed to clarify when a national bank such as the Bank will be considered the “true lender” in such relationships (the "True Lender Rule"). In June 2021, the True Lender Rule was repealed and the OCC prohibited from issuing any replacement of the True Lender Rule absent Congressional authorization. In the wake of the repeal of the True Lender Rule, several states announced their intention to broaden oversight of non-bank fintech lenders, and several states have adopted legislation and guidance regarding "true lenders." Additionally, certain parties have initiated litigation in order to obtain court guidance on how particular jurisdictions may weigh loan program facts and rule on “true lender” challenges. In addition, the Bureau and the Federal Trade Commission previously announced their intention to explore their authority to supervise nonbank lending partnerships in markets for consumer financial products and services.

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

The OCC announced on July 31, 2018 that it would begin to accept and evaluate charters for entities that wanted to conduct certain components of a banking business pursuant to a federal charter, known as a "special purpose national bank" ("SPNB") charter. Intended to promote economic opportunity and spur financial innovation, SPNBs may engage in paying checks, lending money and taking deposits. While the OCC has not granted any SPNB charters as of the date of this filing, it has granted national bank charters to companies that were previously non-bank fintech companies and approved the acquisition of national bank charters by fintech companies.

If, in the future, the OCC determines to grant any SPNB applications or continues to grant bank charters to fintech applicants, recipients of such charters may enter the U.S. payments market, banking as a service ("BaaS") solutions market, and other business lines in which the Bank operates, which could increase the competition we face and have a material adverse effect on the Bank and the Partner Solutions business line.

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

We regularly assess our investments in technology, and failure to effectively implement technology initiatives or anticipate future technology needs or demands could adversely affect our business or financial results.

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

The banking and financial services industry continually experiences technological changes, with frequent introductions of new technology-driven products and services, including recent and rapid developments in artificial intelligence ("AI"), including agentic AI. Our success depends, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to create operational efficiencies, including through AI capabilities. There are risks in effectively implementing and marketing new technology-driven products and services. Upgrades and integration may cause service interruptions, transaction errors, and delays, and could cause us to fail to comply with applicable laws. There can be no assurance that we will be able to successfully manage the risks associated with our increased dependency on technology. Failure to successfully keep pace with technological change affecting the banking and financial services industry could negatively affect our revenue and profitability.

The use of AI models developed by third parties introduces risks related to how those models are developed, trained, and deployed, including unauthorized material in training data and limited visibility into risk mitigation steps. The legal and regulatory environment for AI is uncertain and rapidly evolving, both in the United States and internationally, potentially increasing compliance costs and risk of non-compliance.

We are also exposed to the risk that generative AI models may produce incorrect outputs, release confidential information, reflect biases, infringe intellectual property, or otherwise cause harm. Their complexity makes it challenging to understand outputs and comply with documentation or explanation requirements. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our business or financial results.

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

We have identified a material weakness in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2025. Failure to remediate this material weakness or otherwise to maintain an effective system of internal control and effective disclosure controls and procedures could have a material adverse effect on our results of operations and financial condition.

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

Our management concluded that there was a material weakness in internal control over financial reporting for the year ended September 30, 2025. The material weakness related to our gross vs. net basis presentation and derivative accounting, and financial reporting, of certain third-party lending and servicing relationships within the Consumer Solutions business, within held-for-investment loan balances as described in Note 1. Summary of Significant Accounting Policies in this Annual Report on Form 10-K for the year ended September 30, 2025. Our management also re-evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2025. In addition, we restated our financial statements for the fiscal years ended September 30, 2024 and 2023 and the interim periods ended December 31, 2024, 2023, 2022, and 2021, March 31, 2024, 2023, and 2022, and June 30, 2024, 2023, and 2022.

As discussed in Part II, Item 9A. Controls and Procedures, we have taken and will continue to take steps to remediate this material weakness. The elements of our remediation plan can only be accomplished over time, and we cannot assure you that we will be able to remediate any existing or future material weakness in a timely manner or at all. If our efforts to remediate an identified material weakness are not successful or other significant control deficiencies occur, our ability to accurately and timely report our financial results could be impaired, which could result in additional late filings of our annual and quarterly reports under the Exchange Act, additional restatements of our consolidated financial statements, a decline in our stock price, suspension or delisting of our common stock from NASDAQ, and have an adverse effect on our business, financial condition and results of operations.

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

The Bureau has broad rulemaking authority to administer and carry out the purposes and objectives of "federal consumer financial laws, and to prevent evasions thereof" with respect to all financial institutions that offer financial products and services to consumers. However, there is currently uncertainty surrounding the ongoing operations of the Bureau. We cannot predict the impact the Bureau's future actions, including any exercise of its UDAAP authority, will have on the banking industry broadly or us and the Bank specifically. Notwithstanding that insured depository institutions with assets of $10 billion or less (such as the Bank) will continue to be supervised and examined by their primary federal regulators, the full reach and impact of the Bureau's broad rulemaking powers and UDAAP authority on the operations of financial institutions offering consumer financial products or services are currently unknown. The Bureau has initiated enforcement actions against a variety of bank and non-bank market participants with respect to a number of consumer financial products and services that has resulted in those participants expending significant time, money and resources to adjust to the initiatives being pursued by the Bureau. Such enforcement actions may serve as precedent for how the Bureau interprets and enforces consumer protection laws, which may result in the imposition of higher standards of compliance with such laws and, as a result, limit or restrict the Bank with respect to its consumer product offerings. See "Business - Regulation and Supervision - Bank Regulation and Supervision" in Part I, Item 1 of this Annual Report on Form 10-K.

Regulatory scrutiny of bank provision of partner solutions and related technology considerations has increased.

We provide products and services to third parties through sponsorship solutions, financial institution solutions, credit solutions, and professional tax solutions. The third parties that use these partner solutions, and with which we often partner in marketing efforts, are typically considered fintech companies but may also include other financial intermediaries. Federal bank regulators are increasingly focused on the risks related to bank and fintech company partnerships, raising concerns regarding risk management, oversight, internal controls, information security, change management, and information technology operational resilience. This focus is demonstrated by recent regulatory enforcement actions against other banks that have allegedly not adequately addressed these concerns while growing their BaaS offerings, as well as by a request for information by the federal banking regulators on bank-fintech arrangements. While we believe we are a leader in managing, monitoring and overseeing partner solutions relationships with third parties and corresponding technologies, we could be subject to additional regulatory scrutiny with respect to that portion of our business.

Increased scrutiny and evolving expectations from stakeholders with respect to sustainability practices may impose additional costs on us or expose us to new or additional risks.

As a regulated financial institution and a publicly traded company, we are facing increasing public, investor, activist, legislative and regulatory scrutiny related to sustainability practices, disclosures and developments. Regulators, politicians, investor advocacy groups, investment funds, and influential investors are increasingly focused on these practices, especially as they relate to climate risk, hiring practices, diversity, health and safety and human rights. Failure to adapt to or comply with regulatory requirements or regulatory, investor or stakeholder expectations and standards could negatively impact the Company’s reputation, ability to do business with certain partners, and stock price. Ongoing legislative or regulatory uncertainties, divergence and changes regarding sustainability may result in higher compliance, credit and reputational risks and costs. To the extent that we or our customers experience increases in costs, including with respect to compliance with any additional regulatory or disclosure requirements or expectations, reductions in the value of assets, constraints on operations or similar concerns driven by changes in sustainability oversight and regulation, our results of operations, financial condition, and business could be adversely affected.

We will be subject to heightened regulatory requirements if our total assets exceed $10 billion as of December 31 of any calendar year.

As of September 30, 2025, our total assets were $7.17 billion. While we intend to remain under the $10 billion asset level, our total assets could exceed $10 billion at the end of this or a future calendar year. In addition to our current regulatory requirements, banks with $10 billion or more in total assets are, among other things: examined directly by the Bureau with respect to various federal consumer financial laws; subject to reduced dividends on the Bank’s holdings of Federal Reserve Bank of Minneapolis common stock; subject to limits on interchange fees pursuant to the Durbin Amendment to the Dodd-Frank Act; subject to certain enhanced prudential standards; no longer treated as a “small institution” for FDIC deposit insurance assessment purposes; and no longer eligible to elect to be subject to the Community Bank Leverage ratio. Compliance with these additional ongoing requirements may necessitate additional personnel, the design and implementation of additional internal controls, or the incurrence of other significant expenses, any of which could have a significant adverse effect on our business, financial condition or results of operations. Our regulators may also consider our preparation for compliance with these regulatory requirements in the course of examining our operations generally or when considering any request from us or the Bank.

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

Both we and the Bank are required to meet regulatory capital requirements and otherwise need to maintain sufficient liquidity to support recent and future growth. We have continued to experience considerable growth, having increased our assets from $2.53 billion at September 30, 2015 to $7.17 billion at September 30, 2025, primarily due to strategic transactions, such as the Crestmark Acquisition, through participation in government stimulus programs such as the EIP, and through organic growth. Asset growth, diversification of our lending business, expansion of our financial product offerings and other changes in our asset mix continue to require higher levels of capital, which management believes may not be met through earnings retention alone. Our ability to raise additional capital, when and if needed in the future, to meet such regulatory capital requirements and liquidity needs will depend on conditions in the capital markets, general economic conditions, the performance and prospects of our business and a number of other factors, many of which are outside of our control. We cannot assure you that we will be able to raise additional capital if needed or raise additional capital on terms acceptable to us. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations could be materially and adversely affected.

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

We are subject to taxation at the federal state and local levels. The governing tax laws and applicable tax rates vary by jurisdiction and are subject to interpretation and changes. We may be subject to examination by the tax authorities and such authorities may disagree with our tax positions, which could adversely affect our financial condition. Additionally, the amount of tax payable in a given financial statement period may be impacted by sudden or unforeseen changes in tax laws, changes in the mix and level of earnings by taxing jurisdictions, or changes to existing accounting rules or regulations. For example, the Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017, made broad and complex changes to the U.S. tax code. Additionally, on July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, which included a broad range of tax reform provisions affecting businesses, including extending and modifying certain key provisions from the Tax Act and accelerating the phase-out of certain incentives from the Inflation Reduction Act of 2022.

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

Sales of a substantial amount of our capital stock in the public market or the issuance of a significant number of shares could adversely affect the market price for shares of our common stock. As of September 30, 2025, we were authorized to issue up to 90,000,000 shares of common stock, of which 22,772,570 shares were outstanding, and 70,215 shares were held as treasury stock. We were also authorized to issue up to 3,000,000 shares of preferred stock and 3,000,000 shares of non-voting common stock, none of which were outstanding or reserved for issuance. Future sales or additional issuances of stock may affect the market price for shares of our common stock.

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

Role of Management
Pathward’s Information Security Program is managed by the Company’s Chief Information and Operations Officer ("CIOO") and Chief Information Security Officer ("CISO"). The current CIOO has over 30 years of experience in senior leadership positions in the areas of information technology, technology innovation and enterprise architecture, and has been recognized for various technology and leadership awards. The current CISO reports to the CIOO and has extensive years of experience in information security both at Pathward and at other companies as well as many years of executive management experience. The CISO regularly reports to executive management, the Risk Committee of the Board of Directors (the “Board Risk Committee”) and the Board of Directors regarding all aspects of information security including cybersecurity risk and incidents. The Information Technology Committee and Executive Risk Committee provide governance and oversight of the Information Security Program. These Committees convene at least four times annually, reporting significant activities and issues upward to the Board Risk Committee and the Board of Directors as necessary.

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
Pathward has robust cybersecurity measures in place. Pathward is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect Pathward, including its business strategy, results of operations or financial condition, during the fiscal year ended September 30, 2025. Yet, in this modern, evolving world cybersecurity remains a high risk regardless. For further information about the cybersecurity risks Pathward faces, and potential impacts, see Item 1A. “Risk Factors”.

Item 2.    Properties.

The Company's corporate headquarters is located at 5501 South Broadband Lane in Sioux Falls, South Dakota. The Company has six non-branch offices from which its Commercial Finance and Partner Solutions business lines operate. The Commercial Finance business line operates out of offices in Troy, Michigan; Franklin, Tennessee; and Toronto, Ontario, Canada. The Partner Solutions business line operates out of the Company's corporate headquarters along with additional offices in Louisville, Kentucky and Easton, Pennsylvania. The Company has a corporate and shared services office located in Phoenix, Arizona.

Of the Company's seven properties, the Company leases six of them, all on market terms. See Note 6. Premises, Furniture, and Equipment, Net to the “Notes to Consolidated Financial Statements” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock trades on the NASDAQ Global Select Market® under the symbol “CASH.” Quarterly dividends for all quarters of fiscal years 2025 and 2024 were $0.05 per share.

Dividend payment decisions are made with consideration of a variety of factors including earnings, financial condition, market considerations and regulatory restrictions.

As of November 19, 2025, the Company had (i) 22,339,006 shares of common stock outstanding, which were held by approximately 148 stockholders of record, (ii) no shares of nonvoting common stock outstanding, and (iii) 41,798 shares of common stock held in treasury.

The transfer agent for the Company’s common stock is Computershare, P.O. Box 43078, Providence, RI 02940-3078.

The Company's Board of Directors authorized a 7,000,000 share repurchase program that was publicly announced on August 25, 2023 and is scheduled to expire September 30, 2028. The table below sets forth information regarding repurchases of our common stock during the fiscal 2025 fourth quarter.

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number Of Shares that may yet be Purchased Under the Plans or Programs
July 1 to 31	180,740	$82.95	180,740	4,937,816
August 1 to 31	—	—	—	4,937,816
September 1 to 30	—	—	—	4,937,816
Total	180,740		180,740
(1) No shares were acquired during the period in satisfaction of the tax withholding obligations of holders of restricted stock unit awards, which vested during the quarter, or otherwise outside of the publicly announced repurchase program.

(2) The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

Total Stock Return Performance Graph

The following graph compares the cumulative total stockholder return on Pathward Financial common stock over the last five fiscal years with the cumulative total return of the NASDAQ Composite Index and the S&P 600 Financials Index (assuming the investment of $100 in each index on October 1, 2020 and reinvestment of all dividends). The stock price performance reflected below is based on historical results and is not necessarily indicative of future stock price performance.

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

	Fiscal Year Ended September 30,
Index	2020	2021	2022	2023	2024	2025
Pathward Financial, Inc.	$100.00	$274.27	$173.04	$242.98	$349.21	$392.52
NASDAQ Composite Index	100.00	130.26	96.06	121.14	167.95	210.64
S&P 600 Financials Index	100.00	161.72	136.72	128.21	176.55	198.23

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

EXECUTIVE SUMMARY

Financial Highlights for the 2025 Fiscal Fourth Quarter

•Total revenue for the fourth quarter was $186.7 million, an increase of $7.2 million, or 4%, compared to the same quarter in fiscal 2024, primarily driven by an increase of 13% in noninterest income.

•Net interest margin ("NIM") increased 14 basis points to 7.46% for the fourth quarter from 7.32% during the same period of last year, primarily driven by an improved earning asset mix from continued balance sheet optimization.

•Total gross loans and leases at September 30, 2025 increased $589.7 million, to $4.66 billion compared to September 30, 2024 and decreased $78.4 million when compared to June 30, 2025. The primary driver for the sequential decrease was due to the Company moving $144.1 million of its held for investment consumer finance portfolio to held for sale due to a purchase agreement being signed during the 2025 fiscal fourth quarter. On October 3, 2025, the Company closed on the sale of more than half of the held for sale consumer finance portfolio.

•During the 2025 fiscal fourth quarter, the Company repurchased 180,740 shares of common stock at an average share price of $82.95. As of September 30, 2025, there were 4,937,816 shares available for repurchase under the current common stock share repurchase program.

Subsequent Events

Management has evaluated and identified subsequent events that occurred after September 30, 2025. See Note 21. Subsequent Events for details on these events.

FINANCIAL CONDITION

At September 30, 2025, the Company’s total assets decreased to $7.17 billion compared to $7.53 billion at September 30, 2024, primarily due to reductions of $512.3 million in loans held for sale, $413.4 million in securities AFS, and $37.8 million in cash and cash equivalents, partially offset by growth of $589.7 million in loans and leases.

Total cash and cash equivalents were $120.6 million at September 30, 2025, decreasing from $158.3 million at September 30, 2024. The decrease was primarily due to the repayment of short-term borrowings partially offset by the proceeds from the sale of the commercial insurance premium finance business, net transaction costs, the sale of the transportation portfolio within the Company's working capital lending solutions, and the sale of debt securities AFS during the fiscal year ended September 30, 2025. The Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the FRB. At September 30, 2025, the Company did not have any federal funds sold.

The Company's investment security balances at September 30, 2025 totaled $1.36 billion, as compared to $1.77 billion at September 30, 2024. The decrease was primarily related to the sale of investment securities AFS during the first, second, and fourth quarters of fiscal 2025 and normal paydown activity of investment security balances during the fiscal year. The Company’s portfolio of securities customarily consists primarily of MBS, which have expected lives much shorter than the stated final maturity, non-bank qualified obligations of states and political subdivisions, which mature in approximately 15 years or less, and other tax exempt municipal mortgage related pass through securities which have average lives much shorter than their stated final maturities. During the fiscal year ended September 30, 2025, the Company made $2.3 million purchases of investment securities.

Through the Bank, the Company owns stock in the FHLB due to the Bank’s membership and participation in this banking system as well as stock in the FRB. The FHLB requires a level of stock investment based on a pre-determined formula. The Company’s investment in these stocks was $24.7 million at September 30, 2025, a decrease from $36.0 million at September 30, 2024, as redemptions were partially offset by purchases of FHLB membership stock during the fiscal year.

Loans held for sale at September 30, 2025 totaled $179.4 million, decreasing from $691.7 million at September 30, 2024. This decrease was primarily driven by the sale of the commercial insurance premium finance loans and a reduction in SBA/USDA loans held for sale, partially offset by an increase in consumer credit products held for sale at September 30, 2025 compared to September 30, 2024.

Total gross loans and leases totaled $4.66 billion at September 30, 2025, as compared to $4.08 billion at September 30, 2024. The increase was due to an increase in the commercial finance and warehouse finance portfolios, partially offset by decreases in the consumer finance and seasonal tax services loan portfolios. The decrease in consumer finance was due to the Company moving $144.1 million of its held for investment consumer finance portfolio to held for sale due to a purchase agreement being signed during the 2025 fiscal fourth quarter. See Note 4. Loans and Leases, Net to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Commercial finance loans, which comprised 84% of the Company's loan and lease portfolio, totaled $3.92 billion at September 30, 2025, reflecting an increase of $628.4 million, or 19%, from September 30, 2024. The increase was primarily driven by increases in term lending of $747.9 million and asset-based lending of $121.4 million, partially offset by decreases of $144.8 million in factoring loans, $57.1 million in SBA/USDA, and $36.0 million in other commercial finance.

Total end-of-period deposits increased slightly to $5.89 billion at September 30, 2025, compared to $5.88 billion at September 30, 2024. The increase in end-of-period deposits was primarily driven by increases in money market deposits of $32.3 million, partially offset by a decrease in wholesale deposits of $25.0 million.

The Company's total borrowings decreased $367.9 million to $42.5 million at September 30, 2025 from $410.4 million at September 30, 2024, primarily driven by a decrease in short-term borrowings of $368.0 million. See Note 11. Short-term and Long-term Borrowings to the “Notes to Consolidated Financial Statements,” which are included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

At September 30, 2025, the Company’s stockholders’ equity totaled $857.5 million, an increase of $35.3 million, from $822.2 million at September 30, 2024. The increase was primarily attributable to increases in additional paid-in capital, retained earnings, and a decrease in accumulated other comprehensive loss, partially offset by a decrease in treasury stock. The Company and Bank remained above the federal regulatory minimum capital requirements at September 30, 2025, and continued to be classified as well-capitalized, and in good standing with the regulatory agencies. See Note 15. Capital Requirements and Restrictions on Retained Earnings to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

The Company meets the Right of Set off criteria in ASC 210-20, Balance Sheet - Offsetting, for all payments negative deposit balances with the exception of DDA overdrafts. The following table summarizes the Company's negative deposit balances within the Partner Solutions business line:

(Dollars in thousands)	September 30, 2025	September 30, 2024
Noninterest-bearing deposits	$5,886,873	$5,982,992
Prefunding	(245,841)	(315,994)
Discount funding	(3,501)	(38,665)
DDA overdrafts	(17,977)	(11,236)
Noninterest-bearing checking, net	$5,619,554	$5,617,097

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

As of September 30, 2025, the Company managed $210.5 million of customer deposits at other banks in its capacity as custodian. These deposits provide the Company with the ability to earn servicing fee income, typically reflective of the EFFR.

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

The Company’s noninterest income is derived primarily from acquiring fee income, tax product fees, card and deposit fees, credit products, and ATM fees attributable to the Partner Solutions business line and fees charged on bank loans, leases and transaction accounts. Noninterest income is also derived from rental income, net gains on the sale of securities, secondary market revenue, as well as the Company’s holdings of bank-owned life insurance. This income is offset by noninterest expenses, such as compensation and benefits associated with personnel, as well as card processing expenses and tax product expenses attributable to the Partner Solutions business line. Noninterest expense is also impacted by operating lease equipment depreciation expense, building and software, legal and consulting expenses, and regulatory expense.

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

	Fiscal Year Ended September 30,
	2025			2024			2023
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate (1)
Interest-earning assets:
Cash and fed funds sold	$422,992	$15,559	3.68%	$348,149	$15,446	4.44%	$316,222	$12,425	3.93%
Mortgage-backed securities	1,229,621	34,052	2.77%	1,450,601	39,402	2.72%	1,541,909	41,197	2.67%
Tax-exempt investment securities	115,503	3,180	3.49%	130,567	3,631	3.52%	147,863	3,924	3.36%
Asset-backed securities	165,438	8,625	5.21%	227,099	13,048	5.75%	186,854	8,197	4.39%
Other investment securities	199,642	6,160	3.09%	285,281	8,948	3.14%	295,439	9,390	3.18%
Total investments	1,710,204	52,017	3.09%	2,093,548	65,029	3.15%	2,172,065	62,708	2.94%
Commercial finance	3,749,715	307,341	8.20%	3,773,316	310,589	8.23%	3,222,583	263,412	8.17%
Consumer finance	282,975	75,816	26.79%	318,886	76,606	24.02%	231,242	43,402	18.77%
Tax services	166,157	12,009	7.23%	153,713	9,194	5.98%	141,210	10,490	7.43%
Warehouse finance	640,598	60,650	9.47%	416,988	42,194	10.12%	343,168	29,513	8.60%
Total loans and leases(3)	4,839,445	455,816	9.42%	4,662,903	438,583	9.41%	3,938,203	346,817	8.81%
Total interest-earning assets	6,972,641	$523,392	7.52%	7,104,600	$519,058	7.32%	6,426,490	$421,950	6.58%
Noninterest-earning assets	594,993			536,466			566,550
Total assets	$7,567,634			$7,641,066			$6,993,040

Interest-bearing liabilities:
Interest-bearing checking	$1,317	$1	0.08%	$506	$1	0.22%	$355	$1	0.30%
Savings	49,466	17	0.04%	54,594	17	0.03%	65,175	25	0.04%
Money markets	177,107	1,176	0.66%	181,515	2,318	1.28%	137,024	461	0.34%
Time deposits	3,476	18	0.51%	4,754	13	0.28%	6,488	10	0.15%
Wholesale deposits	93,528	4,218	4.51%	191,276	10,670	5.58%	81,153	3,859	4.75%
Total interest-bearing deposits (a)	324,894	5,430	1.67%	432,645	13,019	3.01%	290,195	4,356	1.50%
Overnight fed funds purchased	74,949	3,606	4.81%	99,290	5,538	5.58%	74,812	3,922	5.24%
Subordinated debentures	19,740	1,421	7.20%	19,638	1,421	7.23%	19,560	1,422	7.27%
Other borrowings	13,661	1,141	8.35%	13,862	1,255	9.06%	15,108	1,174	7.77%
Total borrowings	108,350	6,168	5.69%	132,790	8,214	6.19%	109,480	6,518	5.95%
Total interest-bearing liabilities	433,244	11,598	2.68%	565,435	21,233	3.76%	399,675	10,874	2.72%
Noninterest-bearing deposits (b)	6,034,254	—	—%	6,113,217	—	—%	5,739,084	—	—%
Total deposits and interest-bearing liabilities	6,467,498	$11,598	0.18%	6,678,652	$21,233	0.32%	6,138,759	$10,874	0.18%
Other noninterest-bearing liabilities	307,197			251,580			200,119
Total liabilities	6,774,695			6,930,232			6,338,878
Shareholders' equity	792,939			710,834			654,162
Total liabilities and shareholders' equity	$7,567,634			$7,641,066			$6,993,040
Net interest income and net interest rate spread including noninterest-bearing deposits		$511,794	7.34%		$497,825	7.00%		$411,076	6.40%

Net interest margin			7.34%			7.01%			6.40%
Tax-equivalent effect			0.01%			0.01%			0.01%
Net interest margin, tax equivalent (2)			7.35%			7.02%			6.41%

Total cost of deposits (a+b)	6,359,148	5,430	0.09%	6,545,862	13,019	0.20%	6,023,937	4,356	0.07%
(1) Tax rate used to arrive at the tax-equivalent yield ("TEY") for the fiscal years ended September 30, 2025, 2024, and 2023 was 21%.
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
(3) Included in the yield computation are net loan fees of $27.6 million, $22.7 million, and $27.7 million, for the fiscal years ended September 30, 2025, 2024, and 2023, respectively.

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

	Fiscal Year Ended September 30,
	2025 vs. 2024			2024 vs. 2023
(Dollars in thousands)	Increase / (Decrease) Due to Volume	Increase / (Decrease) Due to Rate	Total Increase / (Decrease)	Increase / (Decrease) Due to Volume	Increase / (Decrease) Due to Rate	Total Increase / (Decrease)
Interest-earning assets:
Cash and fed funds sold	$3,013	$(2,900)	$113	$1,320	$1,701	$3,021
Mortgage-backed securities	(6,059)	709	(5,350)	(2,515)	720	(1,795)
Tax-exempt investment securities	(415)	(36)	(451)	(546)	253	(293)
Asset-backed securities	(3,292)	(1,131)	(4,423)	1,986	2,865	4,851
Other investment securities	(2,635)	(153)	(2,788)	(327)	(115)	(442)
Total investments	(11,804)	(1,208)	(13,012)	(2,319)	4,640	2,321
Commercial finance	(1,965)	(1,283)	(3,248)	45,357	1,821	47,178
Consumer finance	(9,122)	8,332	(790)	19,104	14,100	33,204
Tax services	787	2,028	2,815	873	(2,169)	(1,296)
Warehouse finance	21,332	(2,876)	18,456	6,961	5,720	12,681
Total loans and leases	16,819	414	17,233	66,865	24,901	91,766
Total interest-earning assets	$8,028	$(3,694)	$4,334	$65,866	$31,241	$97,107

Interest-bearing liabilities:
Interest-bearing checking	$1	$(1)	$—	$—	$—	$—
Savings	$(2)	$2	$—	$(3)	$(5)	$(8)
Money markets	(54)	(1,088)	(1,142)	196	1,661	1,857
Time deposits	(5)	10	5	(4)	7	3
Wholesale deposits	(4,692)	(1,760)	(6,452)	8,112	(1,301)	6,811
Total interest-bearing deposits	(2,723)	(4,866)	(7,589)	2,842	5,821	8,663
Overnight fed funds purchased	(1,236)	(696)	(1,932)	1,350	266	1,616
Subordinated debentures	7	(7)	—	6	(7)	(1)
Other borrowings	(18)	(96)	(114)	(102)	183	81
Total borrowings	(345)	(1,701)	(2,046)	1,429	267	1,696
Total interest-bearing liabilities	$(3,068)	$(6,567)	$(9,635)	$4,271	$6,088	$10,359
Net effect on net interest income	$11,096	$2,873	$13,969	$61,595	$25,154	$86,749

Comparison of Operating Results for the Fiscal Years Ended September 30, 2025 and September 30, 2024

The Company reported net income of $185.9 million, or $7.87 per diluted share, for the fiscal year ended September 30, 2025, compared to $183.2 million, or $7.20 per diluted share, for the fiscal year ended September 30, 2024, an increase of $2.7 million. The increase in net income was driven by increases in noninterest income and net interest income and a decrease in provision for credit losses, partially offset by an increase in noninterest expense and income tax expense. Total revenue for fiscal 2025 was $839.9 million, compared to $797.4 million for fiscal 2024, an increase of 5%.

Net Interest Income
Net interest income for fiscal 2025 was $511.8 million, an increase of 3%, from $497.8 million for the same period of the prior year. The increase was mainly attributable to an improved earning asset mix.

The Company's average interest-earning assets for fiscal 2025 decreased by $132.0 million to $6.97 billion compared with fiscal 2024, primarily due to a decrease in total investment security balances, partially offset by increases in average outstanding balances of loans and leases and cash balances. The Company's average outstanding balance of loans and leases increased $176.5 million compared to the prior fiscal year primarily due to an increase in the warehouse finance portfolio.

The Company’s average deposits and interest-bearing liabilities decreased $211.2 million to $6.47 billion during fiscal 2025 from $6.68 billion during fiscal 2024. This decrease was primarily due to decreases in average interest-bearing deposits of $107.8 million, noninterest-bearing deposits of $79.0 million, and total borrowings of $24.4 million.

Fiscal 2025 NIM increased to 7.34% from 7.01% in fiscal 2024. The overall reported TEY on average earning asset yields increased 33 basis points to 7.35% compared to the prior fiscal year primarily driven by an improved earning asset mix. The yield on the loan and lease portfolio was 9.42% compared to 9.41% for the prior fiscal year and the TEY on the securities portfolio was 3.09% compared to 3.15% for the prior fiscal year.

The Company’s cost of funds for all deposits and borrowings averaged 0.18% during fiscal 2025, as compared to 0.32% during fiscal 2024. The Company's overall cost of deposits was 0.09% in fiscal 2025, as compared to 0.20% during fiscal 2024.

Provision for Credit Loss
The Company recognized a provision for credit loss of $56.8 million for fiscal 2025, compared to $58.1 million in fiscal 2024. The period-over-period decrease in provision for credit loss was primarily due to decreases in provision for credit losses in the consumer finance portfolio of $12.9 million and the tax services portfolio of $0.9 million, partially offset by an increase of $12.7 million in provision for credit loss in the commercial finance portfolio. The decrease in provision for credit loss in the consumer finance portfolio was primarily driven by a $14.3 million release in provision as the Company moved more than half of its held for investment consumer finance portfolio to held for sale during the fiscal 2025 fourth quarter. The Company recognized net charge-offs of $75.0 million for the fiscal year ended September 30, 2025, compared to net charge-offs of $82.8 million for the fiscal year ended September 30, 2024. Net charge-offs attributable to the consumer finance, commercial finance, and tax services portfolios for fiscal 2025 were $28.7 million, $24.2 million, and $22.1 million, respectively. Net charge-offs attributable to the consumer finance, tax services, and commercial finance portfolios for fiscal 2024 were $40.2 million, $23.0 million, and $19.5 million, respectively. See Note 4. Loans and Leases, Net for further information on the provision for credit loss.

Noninterest Income
Fiscal 2025 noninterest income increased 10% to $328.1 million, compared to $299.6 million for fiscal 2024. The increase was primarily driven by increases in secondary market revenue, gain on divestiture, total tax services product fees, and other income, partially offset by a loss on sale of investment securities and decreases in rental income, gain on sale of other, and card and deposit fees.

The decrease in card and deposit fee income was primarily related to lower servicing fee income due to a reduction in custodial deposits. Servicing fee income totaled $21.4 million during fiscal 2025, compared to $27.2 million for fiscal 2024.

Noninterest Expense
Noninterest expense increased 8% to $560.1 million for fiscal 2025 from $520.7 million for fiscal 2024. The increase was primarily attributable to increases in other expense, legal and consulting expense, building and software, operating lease equipment depreciation, and impairment expense, partially offset by decreases in compensation and benefits and intangible amortization expense.

Card processing expense is primarily driven by rate-related agreements with Partner Solutions relationships. The amount of expense paid under those agreements is based on an agreed upon rate index that varies depending on the deposit levels, floor rates, market conditions, and other performance conditions. Generally this rate index is based on a percentage of the EFFR and reprices immediately upon a change in the EFFR. Approximately 64% of the deposit portfolio was subject to these higher rate-related processing expenses. For fiscal 2025, contractual, rate-related processing expenses were $104.1 million, as compared to $110.8 million for the fiscal year ended September 30, 2024.

Income Tax Expense
The Company recorded an income tax expense of $36.3 million, representing an effective tax rate of 16.3%, for fiscal 2025, compared to an income tax expense of $34.1 million, representing an effective tax rate of 15.6%, for fiscal 2024. The increase in income tax expense was primarily due to the increase in income and the surrender of life insurance policies.

For the fiscal year ended September 30, 2025, the Company originated $95.5 million in renewable energy leases, compared to $68.4 million for the prior fiscal year. Investment tax credits related to renewable energy leases are recognized ratably based on income throughout each fiscal year.

Comparison of Operating Results for the Fiscal Years Ended September 30, 2024, and September 30, 2023

A comparison of the 2024 results to the 2023 results and other 2023 information not included herein can be found in the Company's Annual Report on Form 10-K/A: Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” filed August 29, 2025 and is incorporated by reference herein.

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

The Company believes that the level of allowance for credit losses at September 30, 2025 was appropriate and reflected probable losses related to these loans and leases; however, there can be no assurance that all loans and leases will be fully collectible or that the present level of the allowance will be adequate in the future. See the section below titled “Allowance for Credit Losses” for further information.

The table below sets forth the amounts and categories of the Company's nonperforming assets.

(Dollars in thousands)	September 30, 2025	September 30, 2024
Nonperforming Loans and Leases
Nonaccruing loans and leases:
Commercial finance	$81,416	$26,412
Total nonaccruing loans and leases	81,416	26,412

Accruing loans and leases delinquent 90 days or more:
Loans held for sale	1,521	1,050

Commercial finance	12,900	2,314
Consumer finance	826	3,053
Tax services(1)	2,477	8,733
Total accruing loans and leases delinquent 90 days or more	17,724	15,150
Total nonperforming loans and leases	99,140	41,562

Other Assets
Nonperforming operating leases	2,571	1,471
Total other assets	2,571	1,471
Total nonperforming assets	$101,711	$43,033
Total as a percentage of total assets	1.42%	0.57%
(1) Certain tax services loans do not bear interest.

The Company's nonperforming assets at September 30, 2025 were $101.7 million, representing 1.42% of total assets, compared to $43.0 million, or 0.57% of total assets at September 30, 2024. The increase in the nonperforming assets as a percentage of total assets at September 30, 2025 compared to the prior fiscal year, was primarily driven by an increase in nonperforming loans in the commercial finance portfolio, partially offset by decreases in the tax services and consumer finance portfolios.

The Company's nonperforming loans and leases at September 30, 2025, were $99.1 million, representing 2.05% of total gross loans and leases, compared to $41.6 million, or 0.87% of total gross loans and leases at September 30, 2024.

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

On the basis of management’s review of its loans, leases, and other assets, at September 30, 2025, the Company had classified loans and leases of $244.9 million as substandard, $13.7 million as doubtful and none as loss. At September 30, 2024, the Company classified loans and leases of $180.9 million as substandard, $10.3 million as doubtful and none as loss.

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

The Company's ACL totaled $53.3 million at September 30, 2025, a decrease compared to $71.8 million at September 30, 2024. The $18.4 million year-over-year decrease in the ACL was primarily driven by a $22.2 million decrease in the allowance related to the consumer finance portfolio, partially offset by a $3.7 million increase in the allowance related to the commercial finance portfolio and a $0.1 million increase in the allowance related to the warehouse finance portfolio.

The following table presents the Company's ACL as a percentage of its total loans and leases.

	As of the Period Ended
	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Commercial finance	1.18%	1.27%	1.10%	1.18%	1.29%
Consumer finance	6.88%	11.69%	12.04%	10.84%	11.52%
Tax services	—%	81.32%	60.35%	1.75%	0.02%
Warehouse finance	0.10%	0.10%	0.10%	0.10%	0.10%
Total loans and leases	1.14%	2.23%	2.30%	1.63%	1.76%
Total loans and leases excluding tax services	1.14%	1.60%	1.57%	1.63%	1.77%

The Company's ACL as a percentage of total loans and leases decreased to 1.14% at September 30, 2025 from 1.76% at September 30, 2024. The decrease in the total loans and leases coverage ratio was primarily driven by the decrease in the ACL relative to the decrease in the consumer finance and the seasonal tax services portfolios. The decrease in the consumer finance portfolio coverage ratio was primarily driven by the aforementioned release in provision.

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

Although management believes the levels of the allowance for credit losses at September 30, 2025 and September 30, 2024 are adequate to absorb expected credit losses in the financial assets evaluated, a decline in local economic conditions or other factors could result in increasing losses.

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

The excess of consideration paid over the fair value of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired, including identifiable intangible assets, liabilities assumed, and any noncontrolling interest often requires the use of significant estimates and assumptions. This may involve estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques such as estimates of attrition, inflation, asset growth rates, discount rates, multiples of earnings or other relevant factors. In addition, the determination of the useful lives over which an intangible asset will be amortized is subjective. See Note 8. Goodwill and Intangible Assets to the Consolidated Financial Statements for further information.

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

At September 30, 2025, the Company had unfunded loan and lease commitments of $1.20 billion. Management believes that loan repayment and other sources of funds will be adequate to meet the Company’s foreseeable short- and long-term liquidity needs. The liquidity sources as of September 30, 2025 include $120.6 million in cash and cash equivalents and $210.5 million in off-balance sheet custodial deposits. When factoring in all resources, such as the FHLB, the FRB Discount Window and other unsecured funding and wholesale options, the Company has over $2.30 billion in available liquidity. Due to the characteristics of the Company's deposit portfolio, uninsured deposits remained less than 15% of total deposits during fiscal year 2025 and below the Company's available liquidity.

The following table summarizes the Company’s significant contractual obligations at September 30, 2025.

(Dollars in thousands)	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Time deposits	$2,636	$—	$—	$—	$2,636
Wholesale time deposits	—	—	—	—	—
Short-term debt	9,000	—	—	—	9,000
Long-term debt	—	—	—	33,456	33,456
Operating leases	3,441	6,803	6,763	9,830	26,837
Total	$15,077	$6,803	$6,763	$43,286	$71,929

For more information on the Company’s short-term and long-term borrowings, see “Funding Activities – Borrowings” within Item 1 “Business,” which is included in Part I of this Annual Report on Form 10-K and Note 11. Short-term and Long-term Borrowings to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.”

The Company and the Bank met regulatory requirements for classification as well-capitalized institutions at September 30, 2025. Based on current and expected continued profitability and subject to continued access to capital markets, management believes that the Company and the Bank will continue to meet the capital conservation buffer of 2.5% in addition to required minimum capital ratios. See Note 15. Capital Requirements and Restrictions on Retained Earnings to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

No assurance can be given that our regulators will consider our liquidity level, or our capital level, though substantially in excess of current rules pursuant to which the Company and the Bank are considered “well-capitalized,” to be sufficiently high in the future. See Note 15. Capital Requirements and Restrictions on Retained Earnings to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Interest Rate Risk (“IRR”)

Overview. The Company's IRR analysis is designed to compare income and economic valuation simulations in market scenarios designed to alter the direction, magnitude and speed of interest rate changes, as well as the slope of the yield curve. This analysis may not represent all impacts driven by changes in the interest rate environment, such as certain other card fee income and expense line items tied to card processing expense derived from contractual agreements with certain Partner Solutions partners and servicing fees the Company recognizes from off-balance sheet custodial deposits. The Company does not currently engage in trading activities to control IRR although it may do so in the future, if deemed necessary, to help manage IRR.

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

The EAR analysis used in the following table reflects the required analysis used no less than quarterly by management. It models basis point parallel shifts in market interest rates over the next one-year period. The following table shows the results of the scenarios as of September 30, 2025 and 2024:

Net Sensitive Earnings at Risk
		Change in Interest Income/Expense for a given change in interest rates
		Over/(Under) Base Case Parallel Shift
(Dollars in thousands)	Book Value	-200	-100	Base	+100	+200
Balances as of September 30, 2025
Total interest income	6,309,960	415,683	433,904	462,434	494,959	527,497
Total interest expense	276,393	813	915	1,317	3,226	5,138
Net interest income		414,870	432,989	461,117	491,733	522,359

Percentage change from base		-10.0%	-6.1%	—%	6.6%	13.3%

Balances as of September 30, 2024
Total interest income	6,676,417	411,926	440,588	470,620	499,529	527,533
Total interest expense	634,988	12,614	16,686	22,053	27,715	33,184
Net interest income		399,312	423,902	448,567	471,814	494,349

Percentage change from base		-11.0%	-5.5%	—%	5.2%	10.2%

The EAR analysis reported at September 30, 2025, shows that changes in market interest rates have a larger impact on total interest income than total interest expense. IRR is a snapshot in time. The Company’s business and deposits are predictably cyclical on a weekly, monthly and yearly basis. The Company’s static IRR results could vary depending on which day of the week the month ends, primarily related to payroll processing and timing of when certain programs are prefunded and when the funds are received.

Under EVE analysis, the economic value of financial assets, liabilities and off-balance sheet instruments is derived under each rate scenario. The economic value of equity is calculated as the difference between the estimated market value of assets and liabilities, net of the impact of off-balance sheet instruments.

The EVE analysis used in the following table reflects the required analysis used no less than quarterly by management. It models immediate basis point parallel shifts in market interest rates. The following table shows the results of the scenario as of September 30, 2025 and 2024:

Economic Value Sensitivity
	Standard (Parallel Shift)
	Economic Value of Equity at Risk %
	-200	-100	+100	+200
Balances as of September 30, 2025
Percentage change from base	-6.5%	-2.6%	1.6%	2.8%

Balances as of September 30, 2024
Percentage change from base	-10.0%	-3.9%	2.6%	4.2%

The EVE at risk reported at September 30, 2025 shows that the economic value of equity position is expected to benefit from rising interest rates due to the large amount of noninterest-bearing funding.

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
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Pathward Financial, Inc.
Sioux Falls, South Dakota

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Pathward Financial, Inc. and Subsidiaries (the "Company") as of September 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 25, 2025, expressed an adverse opinion on the Company’s internal control over financial reporting because of the material weakness related to the accounting and financial reporting for certain consumer lending program agreements in the Consumer Solutions business. We considered the material weakness in determining the nature, timing, and extent of audit procedures applied in our audit of the 2025 financial statements, and our report on Internal Control over Financial Reporting does not affect this report on the financial statements.

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

Allowance for Credit Losses (ACL) – Qualitative Adjustments

As described in Notes 1 and 4 to the financial statements, the Company recognizes expected credit losses over the contractual lives of financial assets carried at amortized cost, including loans receivable, utilizing the Current Expected Credit Losses (“CECL”) methodology. Estimates of expected credit losses are based on relevant information about current conditions, past events, and reasonable and supportable forward-looking forecasts regarding collectability of the reported amounts. For most of its loan segments, the Company utilized a cohort model which computes the historical life-of-loan loss rate for each identified loan segment (also referred to as the “quantitative loss rates”). The quantitative loss rates are then adjusted, as deemed necessary, based on current economic forecasts over a twelve to twenty-four month reasonable and supportable forecast period as well as for measurement date credit characteristics including problem loan and delinquency trends, portfolio growth and other factors (also referred to as the “qualitative adjustments”).

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
.
Credit Enhancements Contained Within Third-Party Consumer Lending Agreements

The Company has agreements with third parties to service consumer finance loans that are included in the Company’s loan portfolio as described in Notes 1 and 4 to the consolidated financial statements. As part of these programs, several third-party providers offer various credit enhancements with respect to loans originated under the programs, including contributions to reserve accounts, yield maintenance and certain other payments. The Company has determined that the borrower payments and credit enhancement payments under the programs should be accounted for separately. Interest income is recorded at the gross borrower loan rate, and credit losses and associated provisions for credit losses are recorded on a gross basis over the life of the loans. The third-party agreements represent a total return derivative recognized at fair value on the consolidated statement of financial condition. Changes in fair value of the total return derivative are recognized in noninterest expense.

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

South Bend, Indiana
November 25, 2025

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)
ASSETS	September 30, 2025	September 30, 2024
Cash and cash equivalents	$120,568	$158,337
Securities available for sale, at fair value	1,327,843	1,741,221
Securities held to maturity, at amortized cost (fair value $25,653 and $30,236, respectively)	29,308	33,092
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	24,708	36,014
Loans held for sale	179,421	691,688
Loans and leases	4,664,908	4,075,195
Allowance for credit losses	(53,319)	(71,765)
Accrued interest receivable	38,520	31,385
Premises, furniture, and equipment, net	40,632	39,055
Rental equipment, net	159,446	205,339
Goodwill and intangible assets	310,430	326,094
Other assets	329,879	266,362
Total assets	$7,172,344	$7,532,017

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$5,886,947	$5,875,085
Short-term borrowings	9,000	377,000
Long-term borrowings	33,456	33,354
Accrued expenses and other liabilities	385,487	424,389
Total liabilities	6,314,890	6,709,828

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued, none outstanding at September 30, 2025 and 2024, respectively	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 22,842,785 and 24,851,122 shares issued, 22,772,570 and 24,847,353 shares outstanding at September 30, 2025 and 2024, respectively	228	248
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at September 30, 2025 and 2024, respectively	—	—
Additional paid-in capital	648,330	638,803
Retained earnings	359,830	337,058
Accumulated other comprehensive loss	(145,461)	(153,394)
Treasury stock, at cost, 70,215 and 3,769 common shares at September 30, 2025 and 2024, respectively	(4,882)	(249)
Total equity attributable to parent	858,045	822,466
Noncontrolling interest	(591)	(277)
Total stockholders’ equity	857,454	822,189
Total liabilities and stockholders’ equity	$7,172,344	$7,532,017
See Notes to Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Fiscal Year Ended September 30,
(Dollars in thousands, except per share data)	2025	2024	2023
Interest and dividend income:
Loans and leases, including fees	$455,816	$438,583	$346,817
Mortgage-backed securities	34,052	39,402	41,197
Other investments	33,524	41,073	33,936
	523,392	519,058	421,950
Interest expense:
Deposits	5,430	13,019	4,356
FHLB advances and other borrowings	6,168	8,214	6,518
	11,598	21,233	10,874

Net interest income	511,794	497,825	411,076

Provision for credit loss	56,774	58,101	109,242

Net interest income after provision for credit loss	455,020	439,724	301,834

Noninterest income:
Refund transfer product fees	43,980	40,178	39,452
Refund advance and other tax fee income	48,705	43,473	37,433
Card and deposit fees	124,971	125,943	150,746
Rental income	51,686	54,157	54,190
(Loss) on sale of securities	(25,084)	—	—
Gain on divestitures	15,044	—	—
Gain on sale of trademarks	—	—	10,000
Secondary market revenue	37,022	5,920	412
Gain on sale of other	5,151	6,749	2,251
Other income	26,625	23,167	22,115
Total noninterest income	328,100	299,587	316,599

Noninterest expense:
Compensation and benefits	200,495	201,472	184,318
Refund transfer product expense	11,534	9,862	9,723
Refund advance expense	1,241	1,943	1,863
Card processing	138,443	137,938	105,498
Building and software	42,094	36,587	34,691
Operating lease equipment depreciation	45,636	41,757	45,710
Legal and consulting	36,469	24,857	27,102
Intangible amortization	3,456	4,131	4,971
Impairment expense	5,915	3,012	3,273
Other expense	74,784	59,132	46,239
Total noninterest expense	560,067	520,691	463,388

Income before income tax expense	223,053	218,620	155,045

Income tax expense	36,266	34,108	9,587

Net income before noncontrolling interest	186,787	184,512	145,458
Net income attributable to noncontrolling interest	915	1,293	2,192
Net income attributable to parent	$185,872	$183,219	$143,266

Earnings per common share:
Basic	$7.91	$7.21	$5.26
Diluted	$7.87	$7.20	$5.24
See Notes to Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Fiscal Year Ended September 30,
(Dollars in thousands)	2025	2024	2023
Net income before noncontrolling interest	$186,787	$184,512	$145,458

Other comprehensive income (loss):
Change in net unrealized gain (loss) on debt securities	(12,293)	136,028	(56,255)
Net loss realized on debt securities	25,084	—	—
	12,791	136,028	(56,255)
Unrealized gain (loss) on currency translation	(1,205)	81	331
Deferred income tax effect	3,653	34,060	(13,561)
Total other comprehensive income (loss)	7,933	102,049	(42,363)
Total comprehensive income	194,720	286,561	103,095
Total comprehensive income attributable to noncontrolling interest	915	1,293	2,192
Comprehensive income attributable to parent	$193,805	$285,268	$100,903
See Notes to Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Pathward Financial, Inc. Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
Balance, September 30, 2022	$288	$617,403	$233,465	$(213,080)	$(4,835)	$633,241	$(30)	$633,211
Cash dividends declared on common stock ($0.20 per share)	—	—	(5,426)	—	—	(5,426)	—	(5,426)
Issuance of common stock due to restricted stock	1	—	—	—	—	1	—	1
Repurchases of common stock	(27)	27	(117,985)	—	(2,452)	(120,437)	—	(120,437)
Retirement of treasury stock	—	—	(6,943)	—	6,943	—	—	—
Stock compensation	—	11,070	—	—	—	11,070	—	11,070
Total other comprehensive loss	—	—	—	(42,363)	—	(42,363)	—	(42,363)
Net income	—	—	143,266	—	—	143,266	2,192	145,458
Net distribution to noncontrolling interest	—	—	—	—	—	—	(3,167)	(3,167)
Balance, September 30, 2023	$262	$628,500	$246,377	$(255,443)	$(344)	$619,352	$(1,005)	$618,347

Balance, September 30, 2023	$262	$628,500	$246,377	$(255,443)	$(344)	$619,352	$(1,005)	$618,347
Cash dividends declared on common stock ($0.20 per share)	—	—	(5,067)	—	—	(5,067)	—	(5,067)
Issuance of common stock due to restricted stock	3	—	—	—	—	3	—	3
Repurchases of common stock	(17)	17	(80,767)	—	(6,086)	(86,853)	—	(86,853)
Retirement of treasury stock	—	—	(6,181)	—	6,181	—	—	—
Stock compensation	—	10,286	—	—	—	10,286	—	10,286
Total other comprehensive income	—	—	—	102,049	—	102,049	—	102,049
Joint venture membership interest divestiture	—	—	(523)	—	—	(523)	—	(523)
Net income	—	—	183,219	—	—	183,219	1,293	184,512
Net distribution to noncontrolling interest	—	—	—	—	—	—	(565)	(565)
Balance, September 30, 2024	$248	$638,803	$337,058	$(153,394)	$(249)	$822,466	$(277)	$822,189

Balance, September 30, 2024	$248	$638,803	$337,058	$(153,394)	$(249)	$822,466	$(277)	$822,189
Cash dividends declared on common stock ($0.20 per share)	—	—	(4,686)	—	—	(4,686)	—	(4,686)
Repurchases of common stock	(20)	20	(158,414)	—	(4,633)	(163,047)	—	(163,047)
Stock compensation	—	9,507	—	—	—	9,507	—	9,507
Total other comprehensive income	—	—	—	7,933	—	7,933	—	7,933
Net income	—	—	185,872	—	—	185,872	915	186,787
Net distribution to noncontrolling interest	—	—	—	—	—	—	(1,229)	(1,229)
Balance, September 30, 2025	$228	$648,330	$359,830	$(145,461)	$(4,882)	$858,045	$(591)	$857,454
See Notes to Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Fiscal Year Ended September 30,
(Dollars in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income before noncontrolling interest	$186,787	$184,512	$145,458
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	59,725	57,765	64,955
Provision for credit loss	56,774	58,101	109,242
Provision for (reversal of) deferred taxes	16,799	16,166	(7,140)
Originations of loans held for sale	(2,497,787)	(2,034,977)	(1,208,684)
Proceeds from sales of loans held for sale	2,767,616	2,036,084	1,139,881
Net change in loans held for sale	3,620	18,127	25,922
Net realized (gain) on loans held for sale	(37,022)	(5,920)	(268)
Net realized loss (gain) on securities available for sale	25,084	—	—
Net realized (gain) on divestitures	(15,044)	—	—
Net realized loss on premise, furniture, and equipment	—	—	65
Net realized (gain) on trademarks	—	—	(10,000)
Net realized (gain) on other	(5,151)	(6,749)	(1,832)
Change in bank-owned life insurance value	(2,859)	(2,751)	(1,497)
Impairment on rental equipment	2,915	2,013	24
Net change in accrued interest receivable	(7,135)	(8,103)	(5,303)
Net change in other assets	(79,568)	(11,793)	17,244
Net change in accrued expenses and other liabilities	(33,642)	176,044	48,776
Stock compensation	9,507	10,286	11,070
Net cash provided by operating activities	450,619	488,805	327,913

Cash flows from investing activities:
Purchases of securities available for sale	(2,280)	(3,465)	(156,885)
Proceeds from sales of securities available for sale	239,322	—	—
Proceeds from maturities of and principal collected on securities available for sale	163,805	201,730	177,296
Proceeds from maturities of and principal collected on securities held to maturity	3,594	3,317	4,835
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(291,860)	(406,390)	(330,144)
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	303,167	398,587	330,746
Purchases of loans and leases	(226,228)	(298,262)	(215,266)
Net change in loans and leases	(733,046)	102,272	(332,275)
Purchases of premises, furniture, and equipment	(11,678)	(10,141)	(8,623)
Purchases of rental equipment	(202,347)	(266,613)	(441,047)
Proceeds from sales of rental equipment	27,569	9,006	14,998
Net change in rental equipment	741	565	(236)
Proceeds from sales of foreclosed real estate and repossessed assets	—	—	1
Proceeds from death benefit of bank-owned life insurance	—	—	1,040
Proceeds from divestitures, net of transaction costs	608,455	—	—
Proceeds from sale of trademarks	—	—	10,000
Proceeds from sale of other assets	471	6,465	—
Proceeds from loans held for sale previously classified as portfolio loans	146,158	—	—
Net cash provided by (used in) investing activities	25,843	(262,929)	(945,560)

Cash flows from financing activities:
Net change in deposits	23,936	(714,097)	723,145
Net change in short-term borrowings	(368,000)	364,000	13,000
Principal payments on other liabilities	—	(621)	(1,747)
Payment of debt issuance costs	—	—	(511)
Dividends paid on common stock	(4,686)	(5,067)	(5,426)
Issuance of common stock due to restricted stock	—	3	1

Repurchases of common stock	(163,047)	(86,853)	(120,437)
Investment by (distributions to) noncontrolling interest	(1,229)	(565)	(3,167)
Net cash provided by (used in) financing activities	(513,026)	(443,200)	604,858

Effect of exchange rate changes on cash	(1,205)	81	331

Net change in cash and cash equivalents	(37,769)	(217,243)	(12,458)

Cash and cash equivalents at beginning of fiscal year	158,337	375,580	388,038
Cash and cash equivalents at end of fiscal period	$120,568	$158,337	$375,580

	Fiscal Year Ended September 30,
(Dollars in thousands)	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,981	$20,909	$10,819
Income taxes	18,384	19,633	14,056
Franchise and other taxes	670	726	1,359

Supplemental schedule of non-cash investing activities:
Transfers
Held for sale to loans and leases	$—	$30,864	$158
Loans and leases to held for sale	462,190	597,177	13,421
Loans and leases to rental equipment	4,490	4,847	3,122
Rental equipment to loan and leases	180,015	225,870	377,250
Recognition of operating lease ROU assets, net of measurements	2,515	654	—
Retirement of treasury stock	—	6,181	6,943
See Notes to Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
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

Variable Interest Entities
As a result of the Crestmark Acquisition, the Company acquired existing membership interests of certain joint venture limited liability companies (the "LLCs"). The Company holds 80% of the membership interests in each of the LLC entities, which offer commercial lending and other financing arrangements. In connection with these LLCs, the Company exclusively provides funding for each entity's activities. The Company determined it is the primary beneficiary of all LLCs as it has the managing power under the terms of each of the LLC operating agreements. Results of the LLCs are reflected in the Company's September 30, 2025 Consolidated Financial Statements and are summarized below. The assets recognized as a result of consolidating the LLCs are the property of the LLCs and are not available for any other purpose.

(Dollars in thousands)	September 30, 2025
Cash and cash equivalents	$222
Loans and leases	43,662
Allowance for credit losses	(1,048)
Accrued interest receivable	145
Other assets	991
Total assets	43,972
Accrued expenses and other liabilities	310
Noncontrolling interest	(591)
Net assets less noncontrolling assets	$44,253

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

In the normal course of business, the Company enters into off-balance sheet transactions with SPEs, which can be structured as corporations, trusts, limited liability companies, or partnerships and are established for a limited purpose. Currently, the Company utilizes a SPE facility for certain term lending products within the Company's Commercial Finance business line. The Company participated in the structuring of the SPE, has a minority ownership interest in the SPE, and acts as servicer for the SPE in exchange for a servicing fee. Pathward is not the primary beneficiary of the SPE as our risk of loss or right to benefits from the SPE are not significant. At September 30, 2025, there are $25.8 million commercial term loans held at the SPE compared to $18.4 million for the prior fiscal year, and the Company’s equity investment in the SPE is $2.3 million compared to $5.8 million for the prior fiscal year. The Company’s maximum exposure to loss from the SPE is limited to its equity investment. At September 30, 2025 and 2024, there were no and $4.6 million commercial term loans classified as held for sale related to this SPE, respectively.

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

RECLASSIFICATION AND REVISION OF PRIOR PERIOD BALANCES
Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These reclassifications did not impact previously reported net income, comprehensive income or the statement of financial condition. Additionally, the Company began using "Secondary Market Revenue" on the Condensed Consolidated Statement of Operations beginning with the interim period ending March 31, 2025 versus the previous caption of "Gain (Loss) on Sale of Loans and Leases". This line item exclusively comprises gains or losses realized from the sale of loans and leases, including any adjustments to record loans held for sale at the lower of amortized cost basis or fair value in accordance with ASC 860-20-50-5. There were no reclassifications of fiscal year amounts or prior period amounts as a result of this change in financial statement caption description.

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

CASH AND CASH EQUIVALENTS
For purposes of reporting cash flows, cash and cash equivalents is defined to include the Company’s cash on hand and due from financial institutions and short-term interest-bearing deposits in other financial institutions. The Company reports cash flows net for customer loan transactions, securities purchased under agreement to resell, federal funds purchased, deposit transactions, securities sold under agreements to repurchase, and FHLB advances with terms less than 90 days. Previously, the FRB required all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. However, since March 26, 2020, the reserve requirement ratio has been zero percent. At September 30, 2025, the Bank was not required to maintain any reserve balances. The Company at times maintains balances in excess of insured limits at various financial institutions including the FRB, the FHLB and other private institutions. At September 30, 2025, the Company had $94.6 million in interest-bearing deposits held at the FRB and $1.4 million interest-bearing deposits held at the FHLB. The Company does not believe these instruments carry a significant risk of loss but cannot provide assurances that no losses could occur if these institutions were to become insolvent.

SECURITIES
GAAP requires that, at acquisition, an enterprise classify debt securities into one of three categories: Available for Sale (“AFS”), Held to Maturity (“HTM”) or trading. Debt securities AFS are carried at fair value on the Consolidated Statements of Financial Condition. Unrealized holding gains and losses due to risk of credit loss are recognized in earnings while unrealized holding gains and losses due to market conditions and other non-credit risk factors are excluded from earnings and recognized as a separate component of equity in accumulated other comprehensive income (loss) (“AOCI”). See Note 20. Fair Values of Financial Instruments for additional information on fair value of AFS debt securities. Debt securities HTM are measured at amortized cost. The Company classifies the majority of its debt securities as AFS, which are those the Company may decide to sell if needed for liquidity, asset/liability management, or other reasons. Both AFS and HTM are subject to an allowance for credit losses. Pathward Financial did not hold trading securities at September 30, 2025 or 2024.

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

Debt Securities Credit Losses
The Company evaluates debt securities AFS for credit losses on a quarterly basis and records any such losses as a component of provision for credit loss in the Consolidated Statements of Operations. The Company has concluded that any unrealized holding losses in its portfolio as of September 30, 2025 are not related to credit loss and as a result has not recorded an allowance for credit losses. See Note 3. Securities for further information.

The Company evaluates debt securities HTM for credit losses on a quarterly basis and records any such losses as a component of provision for credit loss in the Consolidated Statements of Operations. The Company has concluded that its portfolio as of September 30, 2025 has a zero risk of credit loss due to the related U.S. Government financial guarantees underlying the securities within the HTM portfolio and as a result has not recorded an allowance for credit losses.

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

The Company held the following non-marketable equity securities:

•Equity Method - The Company held equity method investments of $5.3 million within other assets as of September 30, 2025 and $4.1 million at September 30, 2024. The Company’s ownership of such investments typically ranges from 5% - 25% of the investee. The Company recognized nominal net earnings from these investments within noninterest income for the fiscal year ended September 30, 2025. The Company elected to classify distributions received from equity method investments using the cumulative earnings approach on the Consolidated Statements of Cash Flows.

•Fair Value Method - The Company held equity investments measured at net asset value ("NAV") per share (or its equivalent) of $13.2 million at September 30, 2025 and $11.8 million at September 30, 2024 where NAV is considered the fair value practical expedient. These investments are recorded within other assets on the Company’s Consolidated Financial Statements. Fluctuations in fair value are recognized in earnings within noninterest Income.

•Measurement Alternative - The Company held equity investments measured using the measurement alternative of $6.7 million as of September 30, 2025 and $9.5 million at September 30, 2024 within other assets on the Company’s Consolidated Financial Statements. Equity investments measured using the measurement alternative are subject to fair value adjustments when observable price changes in orderly transactions for the identical or similar investment of the same issuer occur. The Company did not recognize any fair value adjustments in the fiscal years ended September 30, 2025 and 2024. Additionally, the Company recognized impairment loss of $3.0 million and $1.0 million of such investments during the fiscal years ended September 30, 2025 and 2024, respectively.

LOANS HELD FOR SALE ("LHFS")
Loans are designated as LHFS based on management's intent to sell loans, or portions of loans, in established secondary markets or to participating third-party financial institutions. LHFS are held at the lower of cost or fair value. Any amount by which the cost exceeds fair value is initially recorded as a valuation allowance and subsequently reflected in the gain or loss on sale when sold. At September 30, 2025 and 2024, there was no valuation allowance recorded for LHFS. Gains and losses on LHFS are recorded in noninterest income on the Consolidated Statements of Operations. Loan costs and fees are deferred at origination and are recognized in income at the time of sale. Interest income is calculated based on the note rate of the loan and is recorded as interest income. The Company occasionally transfers loans between held for sale and held for investment classifications based on its intent and ability to hold or sell loans. Management's intent to sell may be impacted by secondary market conditions, loan credit quality, or other factors.

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

The Programs are governed by multiple interrelated agreements including the loan agreement between the Company and the borrower and the agreements with the third-party partners. For loans held for investment, the structure of the Programs is intended to generate loans that yield a targeted return to the Bank on a portfolio basis while also providing credit enhancements from the third-party partner. Key characteristics of the Programs include:

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

The Company had $256.4 million and $273.0 million of loans outstanding in the Programs, or 5% and 6% of its total gross loan portfolio, as of September 30, 2025 and 2024, respectively. As of September 30, 2025 and 2024, $163.1 million and $24.2 million, respectively, were included in loans held for sale at the lower of cost or fair value as a result of the Company’s decision to pursue a sale of that portion of the portfolio. As of September 30, 2025 and 2024, $93.3 million and $248.8 million were included in loans held for investment, respectively. Loans in the Programs held for investment are included within the Consumer Finance category disclosures in Note 4. Loans and Leases, Net.

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

Depreciation expense is recorded as operating lease equipment depreciation expense within noninterest expense. Operating lease rental income is recognized when it becomes due and is reflected as a component of noninterest income. The Company evaluates the carrying value of rental equipment for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value, where fair value is based on the condition of the rental equipment and the projected net cash flows from rental and sale adjusted for current market conditions. A $2.9 million impairment expense from rental equipment was recognized for the fiscal year ended September 30, 2025, a $2.0 million impairment expense was recognized for fiscal year ended September 30, 2024, and a nominal impairment expense was recognized for the fiscal year ended September 30, 2023.

Loan Servicing and Transfers of Financial Assets
The Company sells loan participations, generally without recourse, in both the commercial and consumer segments. The Company also sells commercial SBA and USDA loans to third parties, generally without recourse. Sold loans are not included in the Consolidated Financial Statements. The Bank generally retains the right to service the sold loans for a fee. If the fee is determined commensurate and customary with market terms, no servicing asset or liability is recorded. Any fee that is above or below market terms results in a servicing asset or liability and is included within Other Assets on the Consolidated Statements of Financial Condition. At September 30, 2025 and 2024, the Bank was servicing loans for others with aggregate unpaid principal balances of $991.5 million and $364.5 million, respectively. The service fees and ancillary income related to these loans were immaterial. For consumer loans originated, the Bank relies on third-party services regardless of if the loans are held for investment or sold.

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

The following are risk characteristics of the Company’s loan and lease portfolio:
Commercial Finance
The Company's Commercial Finance business line offers a variety of products through its working capital, equipment finance, and structured finance lending solutions. These products include term lending, asset-based lending, factoring, lease financing, government guaranteed lending and other commercial finance products offered on a nationwide basis that are subject to adverse market conditions which may impact the borrower’s ability to make repayment on the loan or lease or could cause a decline in the value of the collateral that secures the loan or lease. The loans or leases are primarily made based on the operating cash flows of the borrower and on the underlying collateral provided by the borrower. The cash flows of borrowers may be volatile and the value of the collateral securing these loans and leases may be difficult to measure. Most commercial finance loans and leases are secured by the assets being financed or other business assets such as accounts receivable or inventory. Although the loans and leases are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of a borrower default may be an insufficient source of repayment, because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use. The Company attempts to mitigate these risks by adhering to its underwriting policies in evaluating the management of the business and the credit-worthiness of borrowers and guarantors. See Note 2. Divestitures for information on the sale of the Bank's commercial premium finance insurance business, which was completed on October 31, 2024.

Consumer Finance
The Bank offers a variety of installment and revolving consumer lending products through its credit solutions. The Bank designs its credit program relationships with certain desired outcomes, including liquidity, credit protection, and risk retention by the program partner. The Bank believes the benefits of these outcomes not only support its goals but the goals of the credit program partner as well. The Bank designs its program credit protections in a manner so that the Bank earns a reasonable risk adjusted return, but is protected by certain layers of credit support, similar to what you would find in structured finance. These program credit protections are considered freestanding credit enhancements under ASC 326 and are not considered in the Company's estimate for the ACL. Rather, these program credit protections are captured in the Company's noninterest activities on the Consolidated Statements of Operations. Certain loans are sold to third parties based on terms and conditions within the Program Agreement.

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

The Bank’s use of derivatives is limited to the Consumer Lending Programs. Under these Programs, the Bank has an agreement with a third party to originate consumer loans that are included in the Bank’s held for investment or held for sale portfolios. The third party provides a target return to the Company on the portfolio of loans retained by the Bank and all interest received from borrowers on such loans above the target return and after all charge-offs have been covered is paid to the third-party as excess interest and servicing. This agreement to pay the third-party excess interest and receive credit enhancements meets the definition of a derivative instrument. The primary drivers of the derivative value include the Company’s ability to settle the loans at par value and the third-party partners’ rights of first refusal to purchase loans that the Company intends to sell. Each reporting period, the Company estimates the fair value of the derivative instrument using a market approach considering primarily the average interest rate on the underlying loans and the credit spread relative to the risk-free rate in order to validate that the value of the loans is in excess of par and thus the derivative could be settled by either party at no cost. The Company considers this derivative instrument to be within Level 3 of the fair value hierarchy, as it utilizes inputs from sales or securitization transactions involving similar loans. As of September 30, 2025 and 2024, the Company determined the derivatives had no fair value, respectively, thus eliminating the need for further disclosures regarding Level 3 inputs as outlined in ASC 820.

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

GOODWILL
Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business acquisitions. Goodwill is evaluated annually for impairment at a reporting unit level. The Company has determined that its reporting units are one level below the operating segments and distinguish these reporting units based on how the segments and reporting units are managed, taking into consideration the economic characteristics, nature of the products, and customers of the segments and reporting units. The Company performs its impairment evaluation as of September 30 of each fiscal year unless a triggering event occurs that would require an interim impairment evaluation. The Company generally utilizes a qualitative approach during this annual assessment to determine whether it is more likely than not (i.e. a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying value. If we determine it is more likely than not that goodwill is impaired, then a quantitative assessment is performed to determine fair value of the reporting unit. If the carrying amount of the reporting unit with goodwill exceeds its fair value, goodwill is considered impaired and is written down by the excess carrying value of the reporting unit. Subsequent increases in goodwill are not recognized in the Consolidated Financial Statements. No goodwill impairment was recognized during the fiscal years ended September 30, 2025, 2024 or 2023. See Note 8. Goodwill and Intangible Assets for further information.

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

At September 30, 2025 and 2024, the Company had no loans or deposits outstanding with individuals deemed under Regulation O to be directors, executive officers and/or employees of the Company.
RECENTLY ADOPTED ACCOUNTING STANDARDS UPDATES ("ASU")
The following ASU was adopted by the Company during the fiscal year ended September 30, 2025 and did not have a material impact on the Company's Consolidated Financial Statements. The following ASU became effective for the Company on October 1, 2024.

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosures primarily by enhancing disclosure requirements about significant segment expenses. The amendments were effective for the Company beginning October 1, 2024, and the amended guidance was first applied to the Company's annual consolidated financial statements for the fiscal year ending September 30, 2025 using a retrospective transition method. This ASU impacts disclosure only, and therefore does not have an impact on our consolidated financial statements. See Note 17. Segment Reporting.

The following ASUs have been issued and are considered applicable to the Company, but have not yet been adopted as of September 30, 2025.

ASU 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures. This ASU requires enhanced income tax disclosures primarily related to the rate reconciliation and income taxes paid information to provide further transparency surrounding the Company’s income tax position. The amendments in this ASU will be effective for the Company beginning on October 1, 2025 and will apply to the Company's annual consolidated financial statements for the fiscal year ending September 30, 2026. The Company is currently evaluating the impact of such amendments to the consolidated financial statements and related disclosures.

ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. This ASU requires public entities to provide enhanced disaggregation of certain expense categories presented in the income statement to improve transparency and consistency in financial reporting. The new guidance aims to provide investors with more detailed information regarding the nature of a company’s expenses. The amendments will be effective for the Company beginning with the fiscal year ending September 30, 2027, and interim periods within that fiscal year. The amendments are to be applied retrospectively to all prior periods presented. The Company is currently evaluating the impact of such amendments to the consolidated financial statements and related disclosures.

ASU 2025-05, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU clarifies the measurement of expected credit losses for accounts receivable and contract assets arising from revenue transactions, aligning the application of Topic 326 with the revenue recognition guidance in Topic 606. The amendments are intended to reduce diversity in practice and improve the consistency of credit loss estimates across similar financial assets. The amendments will be effective for the Company beginning on October 1, 2026, and will apply to interim periods within the fiscal year ending September 30, 2027. The Company is currently evaluating the impact of such amendments to the consolidated financial statements and related disclosures.

ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). This ASU modernizes the accounting for internally used software by streamlining when costs may be capitalized and by enhancing disclosure and presentation requirements. The amendments will be effective for the Company beginning on October 1, 2028, and will apply to interim periods within the fiscal year ending September 30, 2029. The Company is currently evaluating the impact of such amendments to the consolidated financial statements and related disclosures.

ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606). This ASU refines the scope of derivative accounting and clarifies the treatment of certain share-based noncash consideration received from customers. The amendments are intended to enhance clarity and consistency in applying derivative and revenue recognition guidance. The amendments will be effective for the Company beginning on October 1, 2027 and will apply to interim periods within the fiscal year ending September 30, 2028. The Company is currently evaluating the impact of such amendments to the consolidated financial statements and related disclosures.

NOTE 2.  DIVESTITURES

On October 31, 2024, the Company completed the sale of the Bank's commercial insurance premium finance business, a component of the Company's Commercial segment, pursuant to the Asset Purchase and Sale Agreement (the "Purchase Agreement") dated August 28, 2024 with Honor Capital Corporation, a Florida corporation, the successor by assignment to AFS IBEX Financial Services, LLC, and Honor Capital Holdings, LLC as guarantor. The purchase price at closing was based on the net asset value of the assets purchased and liabilities assumed pursuant to the Purchase Agreement plus a $31.2 million premium. The sale included substantially all of the assets and liabilities related to the Bank's commercial insurance premium finance business. The Company has summarized the results of the transaction as follows:

(Dollars in thousands)	December 31, 2024	Settlement Adjustments	September 30, 2025
Assets Purchased and Liabilities Assumed
Cash and cash equivalents	$4,686	$—	$4,686
Loans	594,541	(1,360)	593,181
Premises, furniture, and equipment, net	484	—	484
Total assets purchased	$599,711	$(1,360)	$598,351

Deposits	$16,760	$—	$16,760
Accrued expenses and other liabilities	1,158	120	1,278
Total liabilities assumed	$17,918	$120	$18,038

Net assets purchased	$581,793	$(1,480)	$580,313

Consideration paid at close	603,290	8,223	611,513
Consideration due	9,703	(9,703)	—
Purchase price	612,993	(1,480)	611,513

Premium on transaction	31,200	—	31,200

Other adjustments:
Goodwill derecognition	(11,577)	—	(11,577)
Intangible derecognition	(631)	—	(631)
Building lease derecognition	471	—	471
Deferred loan origination cost derecognition	—	(1,360)	(1,360)
Transaction costs	(3,059)	—	(3,059)
Total other adjustments	(14,796)	(1,360)	(16,156)
Gain on divestitures	$16,404	$(1,360)	$15,044

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

NOTE 3.  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of debt securities AFS and HTM are presented below.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt Securities AFS
September 30, 2025
Corporate securities	$25,000	$—	$(3,750)	$21,250
SBA securities	11,791	—	(1,022)	10,769
Obligations of states and political subdivisions	162	—	—	162
Non-bank qualified obligations of states and political subdivisions	213,072	25	(26,057)	187,040
Asset-backed securities	138,698	21	(2,347)	136,372
Mortgage-backed securities	1,129,406	57	(157,213)	972,250
Total debt securities AFS	$1,518,129	$103	$(190,389)	$1,327,843
September 30, 2024
Corporate securities	$25,000	$—	$(5,250)	$19,750
SBA securities	86,036	—	(4,101)	81,935
Obligations of states and political subdivisions	501	—	(21)	480
Non-bank qualified obligations of states and political subdivisions	246,233	44	(28,287)	217,990
Asset-backed securities	192,979	337	(3,618)	189,698
Mortgage-backed securities	1,393,549	84	(162,265)	1,231,368
Total debt securities AFS	$1,944,298	$465	$(203,542)	$1,741,221

Debt Securities HTM
September 30, 2025
Non-bank qualified obligations of states and political subdivisions	$27,373	$—	$(3,430)	$23,943
Mortgage-backed securities	1,935	—	(225)	1,710
Total debt securities HTM	$29,308	$—	$(3,655)	$25,653
September 30, 2024
Non-bank qualified obligations of states and political subdivisions	$31,060	$—	$(2,668)	$28,392
Mortgage-backed securities	2,032	—	(188)	1,844
Total debt securities HTM	$33,092	$—	$(2,856)	$30,236

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in thousands)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Debt Securities AFS
September 30, 2025
Corporate securities	$—	$—	$21,250	$(3,750)	$21,250	$(3,750)
SBA securities	—	—	10,769	(1,022)	10,769	(1,022)
Non-bank qualified obligations of states and political subdivisions	—	—	185,089	(26,057)	185,089	(26,057)
Asset-backed securities	64,995	(556)	66,263	(1,791)	131,258	(2,347)
Mortgage-backed securities	1,102	(2)	965,549	(157,211)	966,651	(157,213)
Total debt securities AFS	$66,097	$(558)	$1,248,920	$(189,831)	$1,315,017	$(190,389)
September 30, 2024
Corporate securities	$—	$—	$19,750	$(5,250)	$19,750	$(5,250)
SBA securities	—	—	81,935	(4,101)	81,935	(4,101)
Obligations of state and political subdivisions	—	—	280	(21)	280	(21)
Non-bank qualified obligations of states and political subdivisions	—	—	215,956	(28,287)	215,956	(28,287)
Asset-backed securities	52,101	(176)	88,576	(3,442)	140,677	(3,618)
Mortgage-backed securities	2,377	(15)	1,215,781	(162,250)	1,218,158	(162,265)
Total debt securities AFS	$54,478	$(191)	$1,622,278	$(203,351)	$1,676,756	$(203,542)

Debt Securities HTM
September 30, 2025
Non-bank qualified obligations of states and political subdivisions	$—	$—	$23,943	$(3,430)	$23,943	$(3,430)
Mortgage-backed securities	—	—	1,710	(225)	1,710	(225)
Total debt securities HTM	$—	$—	$25,653	$(3,655)	$25,653	$(3,655)
September 30, 2024
Non-bank qualified obligations of states and political subdivisions	$—	$—	$28,392	$(2,668)	$28,392	$(2,668)
Mortgage-backed securities	—	—	1,844	(188)	1,844	(188)
Total debt securities HTM	$—	$—	$30,236	$(2,856)	$30,236	$(2,856)

The decrease in the fair value of investment securities balances when comparing September 30, 2025 to the prior year was primarily driven by the sale of $239.3 million debt securities AFS and principal pay downs during the fiscal year. The sale of debt securities AFS in the first quarter of fiscal 2025 stemmed from the decision to offset the gain on the sale of the commercial insurance premium finance business. The sale of debt securities AFS in the second quarter of fiscal 2025 stemmed from the decision to offset the gain on the sale of the transportation portfolio within working capital. Individual securities were identified for sale upon close of the transactions in order to reposition the debt securities AFS portfolio. At September 30, 2025, there were 147 debt securities AFS in an unrealized loss position. Management assessed each investment security with unrealized losses for credit loss by evaluating qualitative factors, including materiality of loss position as a percentage of book value, credit ratings, outstanding principal and interest payments, and changes in the underlying implicit or explicit guarantee of the security, and determined all unrealized losses on these securities were due to adverse market conditions and/or change in interest rates versus credit loss. As part of that assessment, management evaluated and concluded that it is more-likely-than-not that the Company will not be required and does not intend to sell any of the securities prior to recovery of the amortized cost. At September 30, 2025, there was no ACL for debt securities AFS.

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

(Dollars in thousands)	September 30, 2025		September 30, 2024
Debt Securities AFS	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$755	$760	$1,826	$1,796
Due after one year through five years	1,332	1,352	14,772	14,211
Due after five years through ten years	27,688	23,947	70,894	63,636
Due after ten years	358,948	329,534	463,257	430,210
	388,723	355,593	550,749	509,853
Mortgage-backed securities	1,129,406	972,250	1,393,549	1,231,368
Total debt securities AFS	$1,518,129	$1,327,843	$1,944,298	$1,741,221

Debt Securities HTM
Due after ten years	$27,373	$23,943	$31,060	$28,392
	27,373	23,943	31,060	28,392
Mortgage-backed securities	1,935	1,710	2,032	1,844
Total debt securities HTM	$29,308	$25,653	$33,092	$30,236

Activity related to the sale of securities is summarized below.

	Fiscal Year Ended September 30,
(Dollars in thousands)	2025	2024	2023
Securities AFS
Proceeds from sales	$239,322	$—	$—
Gross gains on sales	—	—	—
Gross losses on sales	25,084	—	—
Net loss on securities AFS	$(25,084)	$—	$—

There was no activity related to the sale of securities held to maturity during the fiscal years ended September 30, 2025, 2024, and 2023.

No securities were pledged as collateral for public funds on deposit at September 30, 2025 and 2024. No securities were pledged as collateral for individual, trust and estate deposits at September 30, 2025 and 2024.

FRB Stock. The Bank is required by federal law to subscribe to capital stock (divided into shares of $100 each) as a member of the FRB of Minneapolis with an amount equal to six per centum of the paid-up capital stock and surplus. One-half of the subscription is paid at time of application, and one-half is subject to call of the Board of Governors of the Federal Reserve System. FRB of Minneapolis stock held by the Bank totaled $19.7 million at September 30, 2025 and 2024. These equity securities are 'restricted' in that they can only be owned by member banks. At fiscal year-end 2025 and 2024, the Company pledged securities with fair values of $385.5 million and $533.8 million against FRB advances, respectively.

For each of the fiscal years ended September 30, 2025, 2024, and 2023, $1.2 million related to dividend income on FRB stock is included in interest and dividend income from other investments.

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

The FHLB stock is carried at cost since it is generally redeemable at par value. The carrying value of the stock held at the FHLB was $5.0 million and $16.3 million at September 30, 2025 and 2024, respectively. At fiscal year-end 2025 and 2024, the Company pledged securities with fair values of approximately $955.3 million and $1.04 billion, respectively, as collateral against FHLB advances. There was approximately $223.0 million and $136.9 million of qualifying loans pledged as collateral at September 30, 2025 and 2024, respectively.

Included in interest and dividend income from other investments is $0.6 million, $0.7 million and $0.5 million related to dividend income on FHLB stock for the fiscal years ended September 30, 2025, 2024 and 2023, respectively.

These equity securities are ‘restricted’ in that they can only be sold back to the respective institution from which they were acquired or another member institution at par. Therefore, FRB and FHLB stocks are less liquid than other marketable equity securities, and the cost approximates fair value.

Equity Securities. The Company held $3.8 million and $3.3 million in marketable equity securities within other assets on the Consolidated Statements of Financial Condition at September 30, 2025 and 2024, respectively. The Company recognized $0.1 million and $0.1 million in unrealized losses on marketable equity securities during the fiscal years ended September 30, 2025 and 2024, respectively. No such securities were sold during the fiscal year.

Non-marketable equity securities that are measured at fair value using NAV as a practical expedient totaled $13.2 million and $11.8 million at September 30, 2025 and 2024, respectively. These securities are held within other assets on the Consolidated Statements of Financial Condition. The Company recognized $1.6 million and $1.1 million in unrealized gains during the fiscal years ended September 30, 2025 and 2024, respectively. No such securities were sold during the fiscal year.

Non-marketable equity securities without readily determinable fair value totaled $12.0 million and $13.6 million at September 30, 2025 and 2024, respectively, reflecting the Company's ownership interests in other entities through Pathward Venture Capital, LLC, a wholly-owned service corporation subsidiary of the Bank that was formed in 2017 for the purpose of making minority equity investments and other corporate investments. The Company recognized a $0.4 million gain and a $2.4 million gain on Visa shares previously carried at a cost basis of $0 during the fiscal years ended September 30, 2025 and 2024, respectively. This gain was recognized within the gain on sale of other on the Consolidated Statements of Operations. There was one security sold during the fiscal year ended September 30, 2025 for a $0.4 million gain which is included in gain on sale of other on the Consolidated Statements of Operations.

Equity Securities Impairment. The Company evaluates impairment for investments held at cost on at least an annual basis based on the ultimate recoverability of the par value. All other equity investments, including those under the equity method, are reviewed for other-than-temporary impairment on at least a quarterly basis. The Company recognized $3.0 million, $1.0 million, and $3.3 million in impairment for such investments for the fiscal years ended September 30, 2025, 2024, and 2023, respectively.

NOTE 4.  LOANS AND LEASES, NET

Loans and leases consist of the following:

(Dollars in thousands)	September 30, 2025	September 30, 2024
Term lending	$2,302,540	$1,554,641
Asset-based lending	593,265	471,897
Factoring	217,501	362,295
Lease financing	149,236	152,174
SBA/USDA	511,488	568,628
Other commercial finance	149,939	185,964
Commercial finance	3,923,969	3,295,599
Consumer finance	93,319	248,800
Tax services	2,532	8,825
Warehouse finance	645,186	517,847
Total loans and leases	4,665,006	4,071,071
Net deferred loan origination costs (fees)	(98)	4,124
Total gross loans and leases	4,664,908	4,075,195
Allowance for credit losses	(53,319)	(71,765)
Total loans and leases, net	$4,611,589	$4,003,430

During the fiscal years ended September 30, 2025 and 2024, the Company originated $2.50 billion and $2.03 billion of consumer finance and SBA/USDA loans as held for sale, respectively.

The Company sold held for sale loans resulting in proceeds of $2.91 billion and gain on sale of $37.0 million during the fiscal year ended September 30, 2025. The Company sold held for sale loans resulting in proceeds of $2.04 billion and gain on sale of $5.9 million during the fiscal year ended September 30, 2024. Gains and losses from the sale of loans and leases are included in secondary market revenue on the Consolidated Statements of Operations.

See Note 2. Divestitures to the Consolidated Financial Statements for further information on the sale of the Company's commercial insurance premium finance business.

Loans purchased and sold by portfolio segment, including participation interests, were as follows:

	Fiscal Year Ended September 30,
(Dollars in thousands)	2025	2024
Loans Purchased
Loans held for investment:
Commercial finance	$20,811	$13,782
Warehouse finance	205,417	284,480
Total purchases	$226,228	$298,262
Loans Sold
Loans held for sale:
Commercial finance	$563,997	$99,005
Consumer finance	2,349,777	1,937,079
Total sales	$2,913,774	$2,036,084

Leasing Portfolio. The net investment in direct financing and sales-type leases was comprised of the following:

(Dollars in thousands)	September 30, 2025	September 30, 2024
Minimum lease payments receivable	$157,271	$162,757
Unguaranteed residual assets	6,785	9,300
Unamortized initial direct costs	68	102
Unearned income	(14,820)	(19,883)
Total net investment in direct financing and sales-type leases	$149,304	$152,276

The components of total lease income were as follows:

	Fiscal Year Ended September 30,
(Dollars in thousands)	2025	2024	2023
Interest income - loans and leases
Interest income on net investments in direct financing and sales-type leases	$11,185	$11,827	$13,536

Leasing and equipment finance noninterest income
Lease income from operating lease payments	50,750	53,365	53,551
Other(1)	8,441	4,921	3,964
Total leasing and equipment finance noninterest income	59,191	58,286	57,515
Total lease income	$70,376	$70,113	$71,051
(1) Other leasing and equipment finance noninterest income consists of gains (losses) on sales of leased equipment, fees and service charges on leases and gains (losses) on sales of leases.

Undiscounted future minimum lease payments receivable for direct financing and sales-type leases, and a reconciliation to the carrying amount recorded at September 30, 2025 were as follows:

(Dollars in thousands)
2026	$50,195
2027	60,916
2028	22,911
2029	15,108
2030	6,489
Thereafter	1,652
Total undiscounted future minimum lease payments receivable for direct financing and sales-type leases	157,271
Third-party residual value guarantees	—
Total carrying amount of minimum lease payments for direct financing and sales-type leases	$157,271

The Company did not record any contingent rental income from direct financing and sales-type leases in the fiscal year ended September 30, 2025.

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

Activity in the allowance for credit losses by portfolio segment was as follows:

	Fiscal Year Ended September 30,
(Dollars in thousands)	2025	2024
Beginning balance	$71,765	$96,855
Provision for credit loss	56,545	57,678
Charge-offs	(90,894)	(95,245)
Recoveries	15,903	12,477
Ending balance	$53,319	$71,765

	Fiscal Year Ended September 30, 2025
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$30,394	$11,728	$(16,977)	$3,200	$28,345
Asset-based lending	1,356	11,855	(5,611)	50	7,650
Factoring	5,757	(668)	(1,479)	709	4,319
Lease financing	1,189	1,240	(1,426)	37	1,040
Insurance premium finance	—	91	(93)	2	—
SBA/USDA	3,273	4,100	(2,649)	83	4,807
Other commercial finance	607	(517)	—	—	90
Commercial finance	42,576	27,829	(28,235)	4,081	46,251
Consumer finance	28,669	6,497	(30,938)	2,194	6,422
Tax services	2	22,091	(31,721)	9,628	—
Warehouse finance	518	128	—	—	646
Total loans and leases	71,765	56,545	(90,894)	15,903	53,319
Unfunded commitments(1)	695	229	—	—	924
Total	$72,460	$56,774	$(90,894)	$15,903	$54,243
(1) Reserve for unfunded commitments is recognized within other liabilities on the Consolidated Statements of Financial Condition.

	Fiscal Year Ended September 30, 2024
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$25,686	$20,558	$(18,193)	$2,343	$30,394
Asset-based lending	2,738	(1,637)	—	255	1,356
Factoring	6,566	1,420	(2,453)	224	5,757
Lease financing	3,302	(2,010)	(287)	184	1,189
Insurance premium finance	2,637	(1,767)	(1,149)	279	—
SBA/USDA	2,962	1,065	(755)	1	3,273
Other commercial finance	3,089	(2,482)	—	—	607
Commercial finance	46,980	15,147	(22,837)	3,286	42,576
Consumer finance	49,496	19,395	(41,628)	1,406	28,669
Tax services	2	22,995	(30,780)	7,785	2
Warehouse finance	377	141	—	—	518
Total loans and leases	96,855	57,678	(95,245)	12,477	71,765
Unfunded commitments(1)	272	423	—	—	695
Total	$97,127	$58,101	$(95,245)	$12,477	$72,460
(1) Reserve for unfunded commitments is recognized within other liabilities on the Consolidated Statements of Financial Condition.

	Fiscal Year Ended September 30, 2023
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses:
Term lending	$24,621	$10,541	$(11,295)	$1,819	$25,686
Asset-based lending	1,050	4,005	(2,873)	556	2,738
Factoring	6,556	1,523	(1,545)	32	6,566
Lease financing	5,902	(1,424)	(1,479)	303	3,302
Insurance premium finance	1,450	2,349	(1,659)	497	2,637
SBA/USDA	3,263	(296)	(43)	38	2,962
Other commercial finance	1,310	1,779	—	—	3,089
Commercial finance	44,152	18,477	(18,894)	3,245	46,980
Consumer finance	19,312	55,034	(26,297)	1,447	49,496
Tax services	5	35,775	(38,741)	2,963	2
Warehouse finance	327	50	—	—	377
Total loans and leases	63,796	109,336	(83,932)	7,655	96,855
Unfunded commitments(1)	366	(94)	—	—	272
Total	$64,162	$109,242	$(83,932)	$7,655	$97,127
(1) Reserve for unfunded commitments is recognized within other liabilities on the Consolidated Statements of Financial Condition.

Information on loans and leases that are deemed to be collateral dependent and are evaluated individually for the ACL was as follows:

(Dollars in thousands)	September 30, 2025	September 30, 2024
Term lending	$33,042	$15,491
Asset-based lending	24,273	—
Lease financing	3,985	5,300
SBA/USDA	6,147	1,419
Commercial finance(1)	67,447	22,210
Total	$67,447	$22,210
(1) For commercial finance, collateral dependent financial assets have collateral in the form of cash, equipment, or other business assets.

Management has identified certain structured finance credits for alternative energy projects in which a substantial cash collateral account has been established to mitigate credit risk. Due to the nature of the transactions and significant cash collateral positions, these credits are evaluated individually. The balance of these pass rated cash collateral loans totaled $107.7 million and $105.1 million at September 30, 2025 and 2024, respectively.

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

The Company has various portfolios of consumer finance and tax services loans that present unique risks that are statistically managed. Due to the unique risks associated with these portfolios, the Company monitors other credit quality indicators in its evaluation of the appropriateness of the ACL on these portfolios, and as such, these loans are not included in the asset classification table below. The outstanding balances of consumer finance loans and tax services loans were $93.3 million and $2.5 million at September 30, 2025, respectively, and $248.8 million and $8.8 million at September 30, 2024, respectively.

The amortized cost basis of loans and leases by asset classification and year of origination was as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
September 30, 2025	2025	2024	2023	2022	2021	Prior
Term lending
Pass	$935,599	$399,968	$298,678	$99,820	$43,216	$35,971	$—	$1,813,252
Watch	65,674	71,326	68,737	7,222	28,882	13,357	—	255,198
Special mention	56	68,989	3,762	826	11,078	65	—	84,776
Substandard	29,792	24,666	37,845	14,137	16,050	19,995	—	142,485
Doubtful	—	564	774	3,854	1,615	22	—	6,829
Total	1,031,121	565,513	409,796	125,859	100,841	69,410	—	2,302,540
Current period charge-offs	—	7,818	4,492	3,257	991	419	—	16,977
Asset-based lending
Pass	—	—	—	—	—	—	301,128	301,128
Watch	—	—	—	—	—	—	233,541	233,541
Special mention	—	—	—	—	—	—	31,702	31,702
Substandard	—	—	—	—	—	—	24,730	24,730
Doubtful	—	—	—	—	—	—	2,164	2,164
Total	—	—	—	—	—	—	593,265	593,265
Current period charge-offs	—	—	—	—	—	—	5,611	5,611
Factoring
Pass	—	—	—	—	—	—	179,352	179,352
Watch	—	—	—	—	—	—	36,218	36,218
Special mention	—	—	—	—	—	—	394	394
Substandard	—	—	—	—	—	—	1,537	1,537
Total	—	—	—	—	—	—	217,501	217,501
Current period charge-offs	—	—	—	—	—	—	1,479	1,479
Lease financing
Pass	43,710	20,259	36,483	2,270	1,089	4,439	—	108,250
Watch	13,587	5,181	13	635	1,059	—	—	20,475
Special mention	—	941	223	—	181	44	—	1,389
Substandard	7,190	—	5,375	1,377	4,088	905	—	18,935
Doubtful	—	—	150	—	37	—	—	187
Total	64,487	26,381	42,244	4,282	6,454	5,388	—	149,236
Current period charge-offs	—	—	320	—	1,005	101	—	1,426

Insurance premium finance
Current period charge-offs	—	62	31	—	—	—	—	93
SBA/USDA
Pass	79,928	61,063	93,459	136,075	19,674	30,962	—	421,161
Watch	2,651	5,117	136	12,477	691	3,598	—	24,670
Special mention	2,682	350	—	—	326	1,038	—	4,396
Substandard	315	3,176	12,721	7,678	2,235	30,588	—	56,713
Doubtful	221	2,687	1,592	—	—	48	—	4,548
Total	85,797	72,393	107,908	156,230	22,926	66,234	—	511,488
Current period charge-offs	74	882	537	90	55	1,011	—	2,649
Other commercial finance
Pass	8,770	63,200	—	134	12,471	62,495	—	147,070
Watch	—	—	2,418	—	—	—	—	2,418
Substandard	—	—	451	—	—	—	—	451
Total	8,770	63,200	2,869	134	12,471	62,495	—	149,939
Current period charge-offs	—	—	—	—	—	—	—	—
Warehouse finance
Pass	—	—	—	—	—	—	645,186	645,186
Total	—	—	—	—	—	—	645,186	645,186
Current period charge-offs	—	—	—	—	—	—	—	—
Total loans and leases
Pass	1,068,007	544,490	428,620	238,299	76,450	133,867	1,125,666	3,615,399
Watch	81,912	81,624	71,304	20,334	30,632	16,955	269,759	572,520
Special mention	2,738	70,280	3,985	826	11,585	1,147	32,096	122,657
Substandard	37,297	27,842	56,392	23,192	22,373	51,488	26,267	244,851
Doubtful	221	3,251	2,516	3,854	1,652	70	2,164	13,728
Total	$1,190,175	$727,487	$562,817	$286,505	$142,692	$203,527	$1,455,952	$4,569,155
Current period charge-offs	$74	$8,762	$5,380	$3,347	$2,051	$1,531	$7,090	$28,235

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
September 30, 2024	2024	2023	2022	2021	2020	Prior
Term lending
Pass	$548,597	$398,832	$117,180	$77,585	$42,950	$24,166	$—	$1,209,310
Watch	47,765	52,317	34,964	31,025	2,720	2,312	—	171,103
Special mention	44,617	3,106	9,121	14,772	7,238	2	—	78,856
Substandard	9,798	24,187	18,537	11,660	18,894	2,631	—	85,707
Doubtful	4,314	1,465	2,247	758	114	767	—	9,665
Total	655,091	479,907	182,049	135,800	71,916	29,878	—	1,554,641
Current period charge-offs	114	3,102	8,502	3,576	2,184	715	—	18,193
Asset-based lending
Pass	—	—	—	—	—	—	233,268	233,268
Watch	—	—	—	—	—	—	221,521	221,521
Special mention	—	—	—	—	—	—	13,187	13,187

Substandard	—	—	—	—	—	—	3,921	3,921
Total	—	—	—	—	—	—	471,897	471,897
Current period charge-offs	—	—	—	—	—	—	—	—
Factoring
Pass	—	—	—	—	—	—	292,436	292,436
Watch	—	—	—	—	—	—	62,270	62,270
Special mention	—	—	—	—	—	—	271	271
Substandard	—	—	—	—	—	—	7,306	7,306
Doubtful	—	—	—	—	—	—	12	12
Total	—	—	—	—	—	—	362,295	362,295
Current period charge-offs	—	—	—	—	—	—	2,453	2,453
Lease financing
Pass	44,883	48,851	12,862	7,101	7,938	1,733	—	123,368
Watch	1,837	3,537	370	6,264	1,362	40	—	13,410
Special mention	—	250	—	—	174	—	—	424
Substandard	—	6,691	2,723	2,717	2,069	603	—	14,803
Doubtful	—	—	—	138	31	—	—	169
Total	46,720	59,329	15,955	16,220	11,574	2,376	—	152,174
Current period charge-offs	—	—	—	207	80	—	—	287
Insurance premium finance
Current period charge-offs	86	890	173	—	—	—	—	1,149
SBA/USDA
Pass	60,636	171,136	179,490	20,825	28,588	39,319	—	499,994
Watch	5,244	6,967	—	639	10	3,026	—	15,886
Special mention	—	—	—	156	—	363	—	519
Substandard	1,037	15,923	12,158	2,003	9,519	11,134	—	51,774
Doubtful	—	185	55	55	62	98	—	455
Total	66,917	194,211	191,703	23,678	38,179	53,940	—	568,628
Current period charge-offs	—	549	79	—	127	—	—	755
Other commercial finance
Pass	73,330	2,210	6,685	12,351	1,274	70,203	—	166,053
Watch	—	2,480	—	—	—	—	—	2,480
Substandard	—	508	—	16,923	—	—	—	17,431
Total	73,330	5,198	6,685	29,274	1,274	70,203	—	185,964
Current period charge-offs	—	—	—	—	—	—	—	—
Warehouse finance
Pass	—	—	—	—	—	—	517,847	517,847
Total	—	—	—	—	—	—	517,847	517,847
Current period charge-offs	—	—	—	—	—	—	—	—
Total loans and leases
Pass	727,446	621,029	316,217	117,862	80,750	135,421	1,043,551	3,042,276
Watch	54,846	65,301	35,334	37,928	4,092	5,378	283,791	486,670
Special mention	44,617	3,356	9,121	14,928	7,412	365	13,458	93,257

Substandard	10,835	47,309	33,418	33,303	30,482	14,368	11,227	180,942
Doubtful	4,314	1,650	2,302	951	207	865	12	10,301
Total	$842,058	$738,645	$396,392	$204,972	$122,943	$156,397	$1,352,039	$3,813,446
Current period charge-offs	$200	$4,541	$8,754	$3,783	$2,391	$715	$2,453	$22,837

Past due loans and leases were as follows:

	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Nonaccrual Balance	Total
September 30, 2025
Loans held for sale	$2,319	$1,860	$1,521	$5,700	$173,721	$179,421	$1,521	$—	$1,521

Term lending	29,283	8,869	30,734	68,886	2,233,654	2,302,540	4,420	38,959	43,379
Asset-based lending	—	—	—	—	593,265	593,265	—	24,327	24,327
Factoring	—	—	—	—	217,501	217,501	—	1,291	1,291
Lease financing	2,222	316	5,291	7,829	141,407	149,236	1,067	4,268	5,335
SBA/USDA	—	8,876	17,808	26,684	484,804	511,488	7,413	12,571	19,984
Other commercial finance	—	—	—	—	149,939	149,939	—	—	—
Commercial finance	31,505	18,061	53,833	103,399	3,820,570	3,923,969	12,900	81,416	94,316
Consumer finance	909	778	826	2,513	90,806	93,319	826	—	826
Tax services	—	—	2,477	2,477	55	2,532	2,477	—	2,477
Warehouse finance	—	—	—	—	645,186	645,186	—	—	—
Total loans and leases held for investment	32,414	18,839	57,136	108,389	4,556,617	4,665,006	16,203	81,416	97,619
Total loans and leases	$34,733	$20,699	$58,657	$114,089	$4,730,338	$4,844,427	$17,724	$81,416	$99,140

	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Nonaccrual Balance	Total
September 30, 2024
Loans held for sale	$2,266	$1,361	$1,050	$4,677	$687,011	$691,688	$1,050	$—	$1,050

Term lending	19,776	5,124	17,694	42,594	1,512,047	1,554,641	1,923	23,462	25,385
Asset-based lending	—	—	—	—	471,897	471,897	—	—	—
Factoring	—	—	—	—	362,295	362,295	—	29	29
Lease financing	3,605	1,595	109	5,309	146,865	152,174	60	746	806
SBA/USDA	—	952	2,172	3,124	565,504	568,628	331	2,175	2,506
Other commercial finance	—	—	—	—	185,964	185,964	—	—	—
Commercial finance	23,381	7,671	19,975	51,027	3,244,572	3,295,599	2,314	26,412	28,726
Consumer finance	3,962	3,186	3,053	10,201	238,599	248,800	3,053	—	3,053
Tax services	—	—	8,733	8,733	92	8,825	8,733	—	8,733
Warehouse finance	—	—	—	—	517,847	517,847	—	—	—
Total loans and leases held for investment	27,343	10,857	31,761	69,961	4,001,110	4,071,071	14,100	26,412	40,512
Total loans and leases	$29,609	$12,218	$32,811	$74,638	$4,688,121	$4,762,759	$15,150	$26,412	$41,562

Nonaccrual loans and leases by year of origination were as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
September 30, 2025	2025	2024	2023	2022	2021	Prior
Term lending	$—	$1,383	$23,220	$3,469	$10,887	$—	$—	$38,959	$18,072
Asset-based lending	—	—	—	—	—	—	24,327	24,327	2,110
Factoring	—	—	—	—	—	—	1,291	1,291	—
Lease financing	—	—	150	—	3,511	607	—	4,268	3,985
SBA/USDA	221	4,605	7,675	—	22	48	—	12,571	—
Commercial finance	221	5,988	31,045	3,469	14,420	655	25,618	81,416	24,167
Total nonaccrual loans and leases	$221	$5,988	$31,045	$3,469	$14,420	$655	$25,618	$81,416	$24,167

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
September 30, 2024	2024	2023	2022	2021	2020	Prior
Term lending	$9,281	$3,433	$5,369	$1,386	$625	$3,368	$—	$23,462	$2,579
Factoring	—	—	—	—	—	—	29	29	—
Lease financing	—	577	11	46	2	110	—	746	—
SBA/USDA	—	738	55	55	742	585	—	2,175	681
Commercial finance	9,281	4,748	5,435	1,487	1,369	4,063	29	26,412	3,260
Total nonaccrual loans and leases	$9,281	$4,748	$5,435	$1,487	$1,369	$4,063	$29	$26,412	$3,260

Loans and leases that are 90 days or more delinquent and accruing by year of origination were as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
September 30, 2025	2025	2024	2023	2022	2021	Prior
Loans held for sale	$521	$835	$150	$15	$—	$—	$—	$1,521
Term lending	—	2,942	—	—	—	1,478	—	4,420
Lease financing	277	—	—	789	1	—	—	1,067
SBA/USDA	1,139	495	5,683	—	—	96	—	7,413
Commercial finance	1,416	3,437	5,683	789	1	1,574	—	12,900
Consumer finance	241	348	180	44	13	—	—	826
Tax services	2,477	—	—	—	—	—	—	2,477
Total loans and leases held for investment	4,134	3,785	5,863	833	14	1,574	—	16,203
Total 90 days or more delinquent and accruing	$4,655	$4,620	$6,013	$848	$14	$1,574	$—	$17,724

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
September 30, 2024	2024	2023	2022	2021	2020	Prior
Loans held for sale	$1,031	$19	$—	$—	$—	$—	$—	$1,050
Term lending	—	621	354	719	217	12	—	1,923
Lease financing	—	—	—	2	58	—	—	60
SBA/USDA	—	—	331	—	—	—	—	331
Commercial finance	—	621	685	721	275	12	—	2,314
Consumer finance	736	1,841	388	88	—	—	—	3,053
Tax services	8,733	—	—	—	—	—	—	8,733
Total loans and leases held for investment	9,469	2,462	1,073	809	275	12	—	14,100
Total 90 days or more delinquent and accruing	$10,500	$2,481	$1,073	$809	$275	$12	$—	$15,150

Certain loans and leases 90 days or more past due as to interest or principal continue to accrue because they are (1) well-secured and in the process of collection or (2) consumer loans exempt under regulatory rules from being classified as non-accrual until later delinquency, usually 120 days past due.

The following table provides the average recorded investment in nonaccrual loans and leases:

	Fiscal Year Ended September 30,
(Dollars in thousands)	2025	2024
Term lending	$29,965	$20,133
Asset-based lending	4,789	4,896
Factoring	915	2,079
Lease financing	3,804	1,176
SBA/USDA	5,436	2,230
Commercial finance	44,909	30,514
Total loans and leases	$44,909	$30,514

The recognized interest income on the Company's nonaccrual loans and leases for the fiscal years ended September 30, 2025 and 2024 was not significant.

Modifications made to borrowers experiencing financial difficulty during the fiscal year ended September 30, 2025 were $6.7 million in the commercial finance loan portfolio. The types of modifications granted were term extensions and reduced payments. Modifications made to borrowers experiencing financial difficulty during the fiscal year ended September 30, 2024 were $9.8 million in the commercial finance loan portfolio. The types of modifications granted were term extensions and reduced payments.

During the fiscal years ended September 30, 2025 and 2024, the Company had $5.9 million and $1.5 million of commercial finance loans where a modification was granted in the previous 12 months in which there was a payment default, respectively. At September 30, 2025 and 2024, $5.9 million of modifications granted were in the 60 to 89 days past due category and $1.5 million of modifications granted were in the over 89 days past due category, respectively.

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

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted earnings per share is presented below.

	Fiscal Year Ended September 30,
(Dollars in thousands, except per share data)	2025	2024	2023
Basic income per common share:
Net income attributable to Pathward Financial, Inc.	$185,872	$183,219	$143,266
Dividends and undistributed earnings allocated to participating securities	(691)	(1,678)	(2,148)
Basic net earnings available to common stockholders	185,181	181,541	141,118
Undistributed earnings allocated to nonvested restricted stockholders	673	1,631	2,067
Reallocation of undistributed earnings to nonvested restricted stockholders	(670)	(1,629)	(2,060)
Diluted net earnings available to common stockholders	$185,184	$181,543	$141,125

Total weighted-average basic common shares outstanding	23,397,489	25,169,937	26,833,079
Effect of dilutive securities(1)
PSUs	125,140	31,813	92,527
Total effect of dilutive securities	125,140	31,813	92,527
Total weighted-average diluted common shares outstanding	23,522,629	25,201,750	26,925,606

Net earnings per common share:
Basic earnings per common share	$7.91	$7.21	$5.26
Diluted earnings per common share(2)	$7.87	$7.20	$5.24
(1) Represents the effect of the assumed vesting of PSUs and restricted stock, as applicable, utilizing the treasury stock method.
(2) Excluded from the computation of diluted earnings per share for the fiscal years ended September 30, 2025, 2024, and 2023, respectively, were 87,324, 232,601, and 408,477 weighted average shares of nonvested restricted stock because their inclusion would be anti-dilutive.

NOTE 6.  PREMISES, FURNITURE, AND EQUIPMENT, NET

Premises, furniture, and equipment consists of the following:

(Dollars in thousands)	September 30, 2025	September 30, 2024
Land	$1,354	$1,354
Buildings	22,203	21,685
Furniture, fixtures, and equipment	69,456	63,823
	93,013	86,862
Less: accumulated depreciation and amortization	(52,381)	(47,807)
Net book value	$40,632	$39,055

Depreciation expense of premises, furniture and equipment included in building and software was approximately $9.6 million, $10.2 million and $11.1 million for the fiscal years ended September 30, 2025, 2024 and 2023, respectively.

NOTE 7.  RENTAL EQUIPMENT, NET

Rental equipment consists of the following:

(Dollars in thousands)	September 30, 2025	September 30, 2024
Computers and IT networking equipment	$11,723	$21,308
Motor vehicles and other	141,101	140,920
Other furniture and equipment	26,040	38,755
Solar panels and equipment	111,447	128,296
Total	290,311	329,279

Accumulated depreciation	(131,530)	(124,987)
Unamortized initial direct costs	665	1,047
Net book value	$159,446	$205,339

Future minimum lease payments expected to be received for operating leases at September 30, 2025 were as follows:

(Dollars in thousands)
2026	$34,404
2027	26,647
2028	18,295
2029	12,965
2030	3,677
Thereafter	2,808
Total	$98,796

NOTE 8.  GOODWILL AND INTANGIBLE ASSETS

The Company held a total of $297.9 million of goodwill at September 30, 2025. The recorded goodwill is a result of multiple business combinations that occurred from 2015 to 2018. During the fiscal year ended September 30, 2025, the Company closed on the sale of the commercial insurance premium finance business and derecognized the goodwill associated with that reporting unit. The goodwill was included in the carrying amount of the disposed business. See Note 2. Divestitures to the Consolidated Financial Statements for further information.

The changes in the carrying amount of the Company's goodwill were as follows:

(Dollars in Thousands)	Consumer	Commercial	Corporate Services/Other	Total
September 30, 2024	$87,145	$222,360	$—	$309,505
Divestiture	—	(11,577)	—	(11,577)
September 30, 2025	$87,145	$210,783	$—	$297,928

September 30, 2023	$87,145	$222,360	$—	$309,505
September 30, 2024	$87,145	$222,360	$—	$309,505

The changes in the carrying amount of the Company’s intangible assets during the fiscal year ended September 30, 2025 include certain intangibles disposed of as part of the commercial insurance premium finance business sale. The relevant intangibles were included in the carrying amount of the disposed business. See Note 2. Divestitures to the Consolidated Financial Statements for further information.

(Dollars in thousands)	Trademark(1)	Non-Compete	Customer Relationships(2)	All Others(3)	Total
September 30, 2024	$6,422	$—	$6,566	$3,601	$16,589
Amortization during the period	(1,076)	—	(1,824)	(556)	(3,456)
Write-offs and disposals during the period	—	—	(631)	—	(631)
September 30, 2025	$5,346	$—	$4,111	$3,045	$12,502

Gross carrying amount	$13,774	$301	$70,338	$7,732	$92,145
Accumulated amortization	(8,428)	(301)	(55,309)	(4,534)	(68,572)
Accumulated impairment	—	—	(10,918)	(153)	(11,071)
September 30, 2025	$5,346	$—	$4,111	$3,045	$12,502

September 30, 2023	$7,477	$—	$9,110	$4,133	$20,720
Amortization during the period	(1,055)	—	(2,544)	(532)	(4,131)
September 30, 2024	$6,422	$—	$6,566	$3,601	$16,589

Gross carrying amount	$13,774	$301	$77,578	$7,732	$99,385
Accumulated amortization	(7,352)	(301)	(60,094)	(3,978)	(71,725)
Accumulated impairment	—	—	(10,918)	(153)	(11,071)
September 30, 2024	$6,422	$—	$6,566	$3,601	$16,589
(1) Book amortization period of 5-15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 10-30 years. Amortized using the accelerated method.
(3) Book amortization period of 3-20 years. Amortized using the straight line method.

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in the subsequent fiscal years at September 30, 2025 was as follows:

(Dollars in thousands)
2026	$3,103
2027	2,483
2028	2,194
2029	1,581
2030	1,473
Thereafter	1,668
Total anticipated intangible amortization	$12,502

There were no impairments to intangible assets for the fiscal years ended September 30, 2025 and 2024. Intangible impairment expense is recorded within the impairment expense line of the Consolidated Statements of Operations.

NOTE 9. OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease right-of-use ("ROU") assets, included in other assets, were $22.7 million and $24.4 million at September 30, 2025 and 2024, respectively.

Operating lease liabilities, included in accrued expenses and other liabilities, were $24.0 million and $26.0 million at September 30, 2025 and 2024, respectively.

The decreases in lease ROU assets and liabilities relate to normal amortization and lease payments made during the fiscal year ended September 30, 2025, but also include adjustments for lease assignments that occurred as a result of the commercial insurance premium finance business sale during the fiscal 2025 first quarter. Two office locations, Newport Beach, California and Addison, Texas, were included in the sale of the commercial insurance premium finance business and the relevant lease ROU assets and liabilities are no longer reflected in the Company's Condensed Consolidated Financial Statements after the transaction closed. The derecognition of the relevant lease ROU assets and liabilities resulted in a $0.5 million gain on remeasurement that was recognized as part of the overall gain on divestitures from the commercial insurance premium finance business sale. See Note 2. Divestitures to the Condensed Consolidated Financial Statements for further information.

Undiscounted future minimum operating lease payments and a reconciliation to the amount recorded as operating lease liabilities at September 30, 2025 were as follows:

(Dollars in thousands)
2026	$3,441
2027	3,356
2028	3,447
2029	3,486
2030	3,276
Thereafter	9,831
Total undiscounted future minimum lease payments	26,837
Discount	(2,881)
Total operating lease liabilities	$23,956

The weighted-average discount rate and remaining lease term for operating leases were as follows:

	September 30, 2025	September 30, 2024
Weighted-average discount rate	2.65%	2.45%
Weighted-average remaining lease term (years)	7.97	8.78

The components of total lease costs for operating leases were as follows:

	Fiscal Year Ended September 30,
(Dollars in thousands)	2025	2024	2023
Lease expense	$3,807	$3,997	$3,951
Short-term and variable lease cost	78	75	142
Sublease income	(1,377)	(1,300)	(1,409)
Total lease cost for operating leases	$2,508	$2,772	$2,684

NOTE 10.  TIME CERTIFICATES OF DEPOSIT

Time certificates of deposit in denominations of $250,000 or more were approximately $2.6 million and $4.1 million at September 30, 2025 and 2024, respectively.

Scheduled maturities of time certificates of deposit at September 30, 2025 were as follows for the fiscal years ending:

(Dollars in thousands)
2026	$2,636
2027	—
2028	—
2029	—
2030	—
Thereafter	—
Total(1)	$2,636
(1) As of September 30, 2025, the Company had no certificates of deposit recorded in wholesale deposits on the Consolidated Statements of Financial Condition.

Under the Dodd-Frank Act, IRA and non-IRA deposit accounts are insured up to $250,000 by the DIF under management of the FDIC.

NOTE 11.  SHORT-TERM AND LONG-TERM BORROWINGS

Short-Term Borrowings

(Dollars in thousands)	September 30, 2025	September 30, 2024
Overnight fed funds purchased	$9,000	$377,000
Total	$9,000	$377,000

The Company had $9.0 million of overnight federal funds purchased from the FHLB and none from other financial institutions at September 30, 2025, as compared to $257.0 million from the FHLB and $120.0 million from other financial institutions at September 30, 2024.

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

At September 30, 2025 and 2024, the Bank pledged securities with fair values of approximately $955.3 million and $1.04 billion, respectively, to be used against FHLB advances as needed. In addition, qualifying loans of approximately $223.0 million were pledged as collateral at September 30, 2025 compared to $136.9 million at September 30, 2024.

The Company had no securities sold under agreements to repurchase at September 30, 2025 and 2024.

Long-Term Borrowings

(Dollars in thousands)	September 30, 2025	September 30, 2024
Trust preferred securities	$13,661	$13,661
Subordinated debentures, net of issuance costs	19,795	19,693
Total	$33,456	$33,354

Scheduled maturities of the Company's long-term borrowings at September 30, 2025 were as follows for the fiscal years ending:

(Dollars in thousands)	Trust preferred securities	Subordinated debentures	Other long-term borrowings	Total
2026	$—	$—	$—	$—
2027	—	—	—	—
2028	—	—	—	—
2029	—	—	—	—
2030	—	—	—	—
Thereafter	13,661	19,795	—	33,456
Total long-term borrowings	$13,661	$19,795	$—	$33,456

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

The Company issued all of the 10,310 authorized shares of trust preferred securities of First Midwest Financial Capital Trust I holding solely securities. Distributions are paid semi-annually. Cumulative cash distributions are calculated at 6-month CME Term SOFR plus 0.42826% tenor spread adjustment plus 3.75% (8.03% at September 30, 2025 and 8.43% at September 30, 2024), not to exceed 12.5%. The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond July 25, 2031. At the end of any deferral period, all accumulated and unpaid distributions are required to be paid. The capital securities are required to be redeemed on July 25, 2031; however, the Company has a semi-annual option to shorten the maturity date. The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption.

Holders of the capital securities have no voting rights, are unsecured and rank junior in priority of payment to all of the Company’s indebtedness and senior to the Company’s common stock.

Although the securities issued by the Trust are not included as a component of stockholders’ equity, the securities are treated as capital for regulatory purposes, subject to certain limitations.

Through the Crestmark Acquisition, the Company acquired $3.4 million in floating rate capital securities due to Crestmark Capital Trust I, a 100%-owned nonconsolidated subsidiary of the Company. The subordinated debentures bear interest at 3-month CME Term SOFR plus 0.26161% tenor spread adjustment plus 3.00%, have a stated maturity of 30 years and are redeemable by the Company at par, with regulatory approval. The interest rate is reset quarterly at distribution dates in February, May, August, and November. The interest rate as of September 30, 2025 was 7.24%. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.

On September 23, 2022, the Company completed a private placement of $20.0 million of its 6.625% fixed-to-floating rate subordinated debentures due 2032 to certain qualified institutional buyers and accredited investors. These notes will mature on September 30, 2032, unless earlier redeemed. Beginning on September 30, 2027, the notes may be redeemed, in whole or in part, at the Company's option subject to regulatory approval, on any scheduled interest payment date. Prior to September 30, 2027, the notes may be redeemed, in whole but not in part, at any time upon certain other specified events. At September 30, 2025, the Company had $19.8 million in aggregate principal amount in subordinated debentures remains outstanding.

NOTE 12.  STOCKHOLDERS' EQUITY

Repurchase of Common Stock. The Company's Board of Directors authorized the September 3, 2021 share repurchase program to repurchase up to 6,000,000 shares of the Company's outstanding common stock. This authorization was effective from September 3, 2021 through September 30, 2024, with 146,435 shares authorized by this repurchase program not repurchased when it expired. On August 25, 2023, the Company's Board of Directors announced a share repurchase program to repurchase up to an additional 7,000,000 shares of the Company's outstanding common stock on or before September 30, 2028. During the fiscal years ended September 30, 2025 and 2024, the Company repurchased 2,062,184 and 1,520,001 shares, respectively, as part of the share repurchase programs.

Under the repurchase programs, repurchased shares were retired and designated as authorized but unissued shares. The Company accounts for repurchased shares using the par value method under which the repurchase price is credited to paid-in capital up to the par value of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. As of September 30, 2025, 4,937,816 shares of common stock remained available for repurchase.
For the fiscal years ended September 30, 2025 and 2024, the Company also repurchased 66,446 and 126,221 shares, or $4.6 million and $6.1 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Repurchase of Treasury Stock. The Company accounts for the retirement of repurchased shares, including treasury stock, using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. The Company retired zero and 129,929 shares of common stock held in treasury during the fiscal years ended September 30, 2025 and 2024, respectively.

NOTE 13.  STOCK COMPENSATION

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

Shares have previously been granted each year to executives and senior leadership members under the applicable Company incentive plan. In addition, beginning in fiscal year 2025, awards were made to certain employees as time-vesting restricted stock units settleable in shares ("RSUs"). These shares and RSUs generally vest at various times ranging from immediately to three years based on circumstances at time of grant. The grant date fair value is determined based on the fair market value of the Company’s stock on the grant date, determined in accordance with applicable accounting standards. Director shares are issued to the Company’s directors, and these shares have historically vested from immediately to up to one year from the grant date.

The Company also grants selected executives PSU awards. The vesting of these awards is contingent on meeting company-wide performance goals, including earnings per share. The awards generally vest over a period of three years and have payout levels ranging from a threshold of 50% to a maximum of 200%. Upon vesting, each PSU earned is converted into one share of common stock.

The fair value of the PSUs (other than PSUs subject to a market condition) is determined by the dividend-adjusted fair value on the grant date for those awards subject to a performance condition. For those PSUs subject to a market condition, a simulation valuation is performed.

In addition, during the first and second quarters of fiscal year 2017, shares were granted to certain executive officers of the Company in connection with their signing of employment agreements with the Company. These stock awards generally vest in equal installments over eight years. Finally, awards of shares or RSUs may be made at other times during the fiscal year for new hire, promotion, or retention awards.

The following tables show the activity of share awards (including shares of restricted stock subject to vesting, fully-vested restricted stock, RSUs, and PSUs) granted, exercised or forfeited under all of the Company’s incentive plans during the fiscal years ended September 30, 2025 and 2024.

	Number of Shares	Weighted Average Fair Value at Grant
Restricted Stock Awards
Nonvested shares outstanding, September 30, 2024	248,670	$41.19
Granted	15,600	77.42
Vested	(179,669)	41.24
Forfeited or expired	(2,904)	48.17
Nonvested shares outstanding, September 30, 2025	81,697	$47.77

Nonvested shares outstanding, September 30, 2023	370,151	$35.87
Granted	181,117	50.61
Vested	(288,734)	40.22
Forfeited or expired	(13,864)	42.49
Nonvested shares outstanding, September 30, 2024	248,670	$41.19
RSUs
Nonvested shares outstanding, September 30, 2024	—	$—
Granted	97,062	79.20
Vested	—	—
Forfeited or expired	(4,442)	79.39
Nonvested shares outstanding, September 30, 2025	92,620	$79.19

	Number of Units	Weighted Average Fair Value at Grant
PSUs
PSUs outstanding, September 30, 2024	142,462	$47.24
Granted(1)	34,208	79.47
Vested	(34,304)	57.21
Forfeited or expired	—	—
PSUs outstanding, September 30, 2025	142,366	$52.59

PSUs outstanding, September 30, 2023	155,804	$41.20
Granted(2)	52,125	49.61
Vested	(60,984)	55.47
Forfeited or expired	(4,483)	44.59
PSUs outstanding, September 30, 2024	142,462	$47.24
(1) The activity in this table includes 34,304 shares related to the fiscal year 2022 PSUs, which are included in this table under the assumption of a target performance achievement. The final performance was assessed after September 30, 2024, resulted in an achievement greater than target, and an additional 6,847 shares were allocated to the participants in the plan.

(2) The activity in this table includes 60,984 shares related to the fiscal year 2021 PSUs, which are included in this table under the assumption of a target performance achievement. The final performance was assessed after September 30, 2023, resulted in an achievement greater than target, and an additional 47,252 shares were allocated to the participants in the plan.

Compensation expense for share-based awards is recorded over the vesting period at the fair value of the award at the time of the grant. The fair value of nonvested (restricted) shares and PSUs granted under the Company’s incentive plans is equal to the fair market value of the underlying stock at the grant date, adjusted for dividends where applicable. The Company has elected to record forfeitures as they occur.

The following table shows the effect to income, net of tax benefits, of share-based compensation expense recorded:

	Fiscal Year Ended September 30,
(Dollars in thousands)	2025	2024	2023
Total employee stock-based compensation expense recognized in income, net of tax effects of $1,651, $1,873, and $1,838, respectively	$7,856	$8,416	$8,465

As of September 30, 2025, stock-based compensation expense not yet recognized in income totaled $7.7 million, which is expected to be recognized over a weighted-average remaining period of 1.64 years.

NOTE 14.  INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return on a fiscal year basis. The provision for income taxes were as follows:

	Fiscal Year Ended September 30,
(Dollars in thousands)	2025	2024	2023
Federal:
Current	$10,407	$9,770	$8,792
Deferred	15,754	13,276	(6,688)
	26,161	23,046	2,104
State:
Current	9,060	8,172	7,935
Deferred	1,045	2,890	(452)
	10,105	11,062	7,483
Income tax expense	$36,266	$34,108	$9,587

The tax effects of the Company's temporary differences that give rise to significant portions of its deferred tax assets and liabilities were:

(Dollars in thousands)	September 30, 2025	September 30, 2024
Deferred tax assets:
Allowance for credit losses	$12,938	$17,647
Deferred compensation	4,511	4,351
Stock based compensation	2,084	2,402
Valuation adjustments	78	175
General business credits(1)	49,070	55,471
Accrued expenses	2,807	2,763
Lease liability	5,930	6,503
Net unrealized loss on securities available for sale	47,167	50,819
Premises and equipment	4,998	3,939
Deferred income	2,386	—
Other assets	2,276	3,940
	134,245	148,010
Deferred tax liabilities:
Intangibles	(8,366)	(7,859)
Leased assets	(80,012)	(76,016)
Right-of-use assets	(5,678)	(6,218)
Life insurance redemption	(3,493)	—
Other liabilities	(466)	(1,346)
	(98,015)	(91,439)
Net deferred tax assets	$36,230	$56,571
(1) The general business credits are investment tax credits generated from qualified solar energy property placed in service during the fiscal years ended September 30, 2025 and 2024. These credits will begin to expire on September 30, 2041.

As of September 30, 2025, the Company had a gross deferred tax asset of $3.6 million for separate company state cumulative net operating loss carryforwards, for which $3.6 million was reserved. At September 30, 2024, the Company had a gross deferred tax asset of $3.0 million for separate company state cumulative net operating loss carryforwards, for which $3.0 million was reserved. These state operating loss carryforwards will expire in various subsequent periods.

In general, management believes that the realization of its deferred tax assets is more likely than not based on the expectations as to future taxable income; therefore, there was no deferred tax valuation allowance at September 30, 2025, or 2024 with the exception of the state cumulative net operating loss carryforwards discussed above.

The table below reconciles the statutory federal income tax expense and rate to the effective income tax expense and rate for the fiscal years presented. The Company's effective tax rate is calculated by dividing income tax expense by income before income tax expense.

	Fiscal Year Ended September 30,
	2025		2024		2023
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Statutory federal income tax expense and rate	$46,841	21.0%	$45,910	21.0%	$32,559	21.0%
Change in tax rate resulting from:
State income taxes net of federal benefits	7,983	3.6%	8,678	4.0%	5,999	3.9%
162(m) disallowance	1,540	0.7%	1,874	0.9%	919	0.6%
Tax exempt income	(636)	(0.3)%	(690)	(0.3)%	(783)	(0.5)%
General business credits	(20,773)	(9.3)%	(21,132)	(9.7)%	(28,633)	(18.5)%
Life insurance redemption	3,116	1.4%	—	—%	—	—%
Other, net	(1,805)	(0.8)%	(532)	(0.2)%	(474)	(0.3)%
Income tax expense	$36,266	16.3%	$34,108	15.7%	$9,587	6.2%

The Company uses the flow through method of accounting for investment tax credits under which the credits are recognized as a reduction to income tax expense in the period in which the credit arises. During the fiscal years ended September 30, 2025, 2024, and 2023, $19.7 million, $19.7 million, and $27.4 million in investment tax credits were recognized as a reduction to income tax expense, respectively.

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

The tax years ended September 30, 2022 and later remain subject to examination by the Internal Revenue Service. For state purposes, the tax years ended September 30, 2022 and later remain open for examination, with few exceptions.

A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits follows:

(Dollars in thousands)	September 30, 2025	September 30, 2024
Balance at beginning of fiscal year	$577	$521
Additions (reductions) for tax positions related to prior years	(78)	56
Balance at end of fiscal year	$499	$577

The total amount of unrecognized tax benefits that, if recognized, would impact the effective rate was $499,000 as of September 30, 2025. The Company recognizes interest related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest related to unrecognized tax benefits was $57,000 as of September 30, 2025. The Company does not anticipate any significant change in the total amount of unrecognized tax benefits within the next 12 months.

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

The Capital Rules require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined). At September 30, 2025, the Company and the Bank exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements. The Company and the Bank took the AOCI opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.

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

	Company	Bank	Minimum to be Adequately Capitalized Under Prompt Corrective Action Provisions	Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2025
Tier 1 leverage capital ratio	9.79%	10.00%	4.00%	5.00%
Common equity Tier 1 capital ratio	12.70	13.23	4.50	6.50
Tier 1 capital ratio	12.95	13.23	6.00	8.00
Total capital ratio	14.27	14.19	8.00	10.00
September 30, 2024
Tier 1 leverage capital ratio	9.05%	9.22%	4.00%	5.00%
Common equity Tier 1 capital ratio	12.26	12.78	4.50	6.50
Tier 1 capital ratio	12.52	12.78	6.00	8.00
Total capital ratio	14.14	14.03	8.00	10.00

The following table provides a reconciliation of the amounts included in the table above for the Company.

	Standardized Approach(1)
(Dollars in thousands)	September 30, 2025	September 30, 2024
Total stockholders' equity	$857,454	$822,189
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	285,158	296,105
LESS: Certain other intangible assets	18,077	18,018
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	5,733	15,624
LESS: Net unrealized (losses) on available for sale securities	(143,190)	(152,328)
LESS: Noncontrolling interest	(591)	(277)
ADD: Adoption of Accounting Standards Update 2016-13	1,788	3,576
Common Equity Tier 1(1)	694,055	648,623
Long-term borrowings and other instruments qualifying as Tier 1	13,661	13,661
Tier 1 minority interest not included in common equity Tier 1 capital	(307)	(150)
Total Tier 1 capital	707,409	662,134
Allowance for credit losses	52,455	66,140
Subordinated debentures, net of issuance costs	19,796	19,693
Total capital	$779,660	$747,967
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

(Dollars in thousands)	Consumer		Commercial		Corporate Services/Other		Consolidated Company
Fiscal Year Ended September 30,	2025	2024	2025	2024	2025	2024	2025	2024
Net interest income(1)	$300,013	$279,610	$185,497	$194,075	$26,284	$24,140	$511,794	$497,825
Noninterest income:
Refund transfer product fees	43,980	40,178	—	—	—	—	43,980	40,178
Refund advance and other tax fee income(1)	48,705	43,473	—	—	—	—	48,705	43,473
Card and deposit fees	124,169	124,949	771	967	31	27	124,971	125,943
Rental income(1)	—	—	50,804	53,443	882	714	51,686	54,157
(Loss) on sale of securities(1)	—	—	—	—	(25,084)	—	(25,084)	—
Gain on sale of divestitures(1)	—	—	—	—	15,044	—	15,044	—
Secondary market revenue(1)	59	(5)	23,634	5,925	13,329	—	37,022	5,920
Gain (loss) on sale of other(1)	—	—	4,632	1,777	519	4,972	5,151	6,749
Other income(1)	10,335	8,512	11,063	9,636	5,227	5,019	26,625	23,167
Total noninterest income	227,248	217,107	90,904	71,748	9,948	10,732	328,100	299,587
Revenue	$527,261	$496,717	$276,401	$265,823	$36,232	$34,872	$839,894	$797,412
(1) These revenues are not within the scope of Topic 606. Additional details are included in other footnotes to the accompanying financial statements. The scope of Topic 606 explicitly excludes net interest income as well as many other revenues for financial assets and liabilities, including loans, leases, and securities.

Following is a discussion of key revenues within the scope of Topic 606. The Company provides services to customers that have related performance obligations that must be completed to recognize revenue. Revenues are generally recognized immediately upon the completion of the service or over time as services are performed. Any services performed over time generally require that the Company renders services each period; therefore, the Company measures progress in completing these services based upon the passage of time. Revenue from contracts with customers did not generate significant contract assets and liabilities for the fiscal year ended September 30, 2025.

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

Deposit fees relate to the Partner Solutions and Commercial Finance business lines and consist of income from banking and deposit-related services, including account services, overdraft protection, and wire transfers. Fee income for account services is recognized over the course of the month as the performance obligation is satisfied. Fee income for overdraft protection and wire transfers is recognized at the point in time when such event occurs. For partner solutions, the fees for account services and overdraft protection are based on standalone pricing within the terms and conditions of the Program Agreement with the sponsorship partner. For these relationships, the Company is considered the agent and certain expenses with the partner are netted with deposit fee revenue. For Commercial Finance, fees for wire transfers are based on standalone pricing within the terms and conditions of the customer deposit agreement. Bank and deposit fees for the Partner Solutions and Commercial Finance business lines are included in the Consumer and Commercial reporting segments, respectively. Also included within Card and Deposit Fees for the Consumer reporting segment are monthly servicing fees the Company recognizes for off-balance sheet custodial deposits. This fee income is for services the Bank performs to maintain records of cardholder funds placed at one or more third-party banks insured by the FDIC. The servicing fee is typically reflective of the EFFR.

NOTE 17.  SEGMENT REPORTING

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker ("CODM") to appropriately allocate entity resources and evaluate performance. The Company has identified the CODM to be the Chief Executive Officer ("CEO") of Pathward Financial, Inc.

Operating segments are aggregated into reportable segments if certain criteria are met. The Company reports its results of operations through the following three business segments: Consumer, Commercial, and Corporate Services/Other. The Company evaluated the listed operating segments based on their business processes, consumers, and variety of economic characteristics. The Partner Solutions business line is reported in the Consumer segment. The Commercial Finance business line is reported in the Commercial segment. The Corporate Services/Other segment includes certain shared services as well as treasury related functions such as the investment portfolio, warehouse finance, wholesale deposits, and borrowings.

The CODM reviews the performance and aggregates resources based on various factors but primarily through the evaluation of income (loss) before income tax expense. The significant expenses that have been deemed meaningful to the segments and regularly reported to the CODM are summarized below. These expenses are directly attributable to each of the three business segments. Shared services are an area of focus for the Company and as such, the table below includes the significant selling, general, and administrative ("SG&A") allocations of such shared services.

The following tables present segment data for the Company:

	Fiscal Year Ended September 30, 2025
(Dollars in thousands)	Consumer	Commercial	Corporate Services/Other	Total
Interest and dividend income	$317,686	$307,348	$(101,642)	$523,392
Interest expense	17,673	121,851	(127,926)	11,598
Net interest income	300,013	185,497	26,284	511,794
Provision for credit loss	28,587	28,059	128	56,774
Net interest income after provision for credit loss	271,426	157,438	26,156	455,020
Noninterest income	227,248	90,904	9,948	328,100
Noninterest expense
Compensation and benefits	29,764	48,419	122,312	200,495
Building and software	9,384	9,320	23,390	42,094
Operating lease equipment depreciation	—	45,636	—	45,636
Rate related card expenses	104,081	—	—	104,081
Other card expenses	34,321	—	41	34,362
Tax product expenses	12,775	—	—	12,775
Loan expenses	1,128	16,104	—	17,232
Legal and consulting	2,404	4,003	30,062	36,469
SG & A intercompany allocations	70,348	29,312	(99,660)	—
Consumer lending program expenses(1)	20,034	—	—	20,034
Other expenses	14,256	8,741	23,892	46,889
Total noninterest expense	298,495	161,535	100,037	560,067
Income (loss) before income tax expense	200,179	86,807	(63,933)	223,053

Total assets	484,988	4,345,546	2,341,810	7,172,344
Total goodwill	87,145	210,783	—	297,928
Total deposits	5,665,100	122	221,725	5,886,947
(1) Consumer lending program expenses relate to the excess interest that gets passed to our partners for loans originated and retained by the Company under the various partner programs. Refer to Derivative Instruments in Note 1. Significant Accounting Policies for additional information on these expenses.

	Fiscal Year Ended September 30, 2024
(Dollars in thousands)	Consumer	Commercial	Corporate Services/Other	Total
Interest and dividend income	$297,411	$310,599	$(88,952)	$519,058
Interest expense	17,801	116,524	(113,092)	21,233
Net interest income	279,610	194,075	24,140	497,825
Provision for credit loss	42,390	15,571	140	58,101
Net interest income after provision for credit loss	237,220	178,504	24,000	439,724
Noninterest income	217,107	71,748	10,732	299,587
Noninterest expense
Compensation and benefits	30,067	60,263	111,142	201,472
Building and software	8,259	11,725	16,603	36,587
Operating lease equipment depreciation	—	41,757	—	41,757
Rate related card expenses	110,757	—	—	110,757
Other card expenses	27,140	—	41	27,181
Tax product expenses	11,805	—	—	11,805
Loan expenses	1,284	12,130	—	13,414
Legal and consulting	3,130	6,025	15,702	24,857
SG & A intercompany allocations	62,148	30,996	(93,144)	—
Consumer lending program expenses	7,437	—	—	7,437
Other expenses	15,336	10,244	19,844	45,424
Total noninterest expense	277,363	173,140	70,188	520,691
Income (loss) before income tax expense	176,964	77,112	(35,456)	218,620

Total assets	417,843	4,440,662	2,673,512	7,532,017
Total goodwill	87,145	222,360	—	309,505
Total deposits	5,643,228	10,935	220,922	5,875,085
(1) Consumer lending program expenses relate to the excess interest that gets passed to our partners for loans originated and retained by the Company under the various partner programs. Refer to Derivative Instruments in Note 1. Significant Accounting Policies for additional information on these expenses.

	Fiscal Year Ended September 30, 2023
(Dollars in thousands)	Consumer	Commercial	Corporate Services/Other	Total
Interest and dividend income	$186,716	$263,415	$(28,181)	$421,950
Interest expense	11,401	65,960	(66,487)	10,874
Net interest income	175,315	197,455	38,306	411,076
Provision for credit loss	90,808	18,384	50	109,242
Net interest income after provision for credit loss	84,507	179,071	38,256	301,834
Noninterest income	233,544	66,051	17,004	316,599
Noninterest expense
Compensation and benefits	24,783	56,397	103,138	184,318
Building and software	7,962	11,545	15,184	34,691
Operating lease equipment depreciation	—	45,710	—	45,710
Rate related card expenses	77,355	—	—	77,355
Other card expenses	28,141	—	2	28,143
Tax product expenses	11,586	—	—	11,586
Loan expenses	306	11,589	(6)	11,889
Legal and consulting	2,297	7,140	17,665	27,102
SG & A intercompany allocations	60,636	30,240	(90,876)	—
Consumer lending program expenses	(1,588)	—	—	(1,588)
Other expenses	13,353	9,246	21,583	44,182
Total noninterest expense	224,831	171,867	66,690	463,388
Income (loss) before income tax expense	93,220	73,255	(11,430)	155,045

Total assets	445,813	4,183,624	2,873,964	7,503,401
Total goodwill	87,145	222,360	—	309,505
Total deposits	6,376,467	5,958	206,757	6,589,182
(1) Consumer lending program expenses relate to the excess interest that gets passed to our partners for loans originated and retained by the Company under the various partner programs. Refer to Derivative Instruments in Note 1. Significant Accounting Policies for additional information on these expenses.

Expenses included in the Other Expenses line represent insignificant expenses to the various operating segments such as marketing, data processing, meals and travel, communications, office supplies, seminars and training, dues and subscriptions, regulatory expense, bank service charges, fraud and program losses, charitable giving, and intangible amortization that are included in income (loss) before income tax expense.

In addition, interest expense includes intercompany interest paid through allocations to appropriately fund each of the operating segments. Management uses funds transfer pricing methodology to allocate the inter-segment interest appropriately, and as such, has determined the allocation to properly represent the interest rate environment at the Company.

NOTE 18.  PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the condensed financial statements for the parent company, Pathward Financial, Inc.

Condensed Statements of Financial Condition
(Dollars in thousands)	September 30, 2025	September 30, 2024
ASSETS
Cash and cash equivalents	$1,445	$1,898
Securities held to maturity, at amortized cost	11,618	10,896
Investment in subsidiaries	885,348	848,427
Other assets	1,175	2,263
Total assets	$899,586	$863,484

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Long-term borrowings	$33,456	$33,354
Other liabilities	8,676	7,941
Total liabilities	42,132	41,295

STOCKHOLDERS' EQUITY
Common stock	228	248
Additional paid-in capital	648,330	638,803
Retained earnings	359,830	337,058
Accumulated other comprehensive loss	(145,461)	(153,394)
Treasury stock, at cost	(4,882)	(249)
Total equity attributable to parent	858,045	822,466
Noncontrolling interest	(591)	(277)
Total stockholders' equity	857,454	822,189
Total liabilities and stockholders' equity	$899,586	$863,484

Condensed Statements of Operations
	Fiscal Year Ended September 30,
(Dollars in thousands)	2025	2024	2023
Interest expense	$2,562	$2,667	$2,538
Other expense	1,579	3,297	1,409
Total expense	4,141	5,964	3,947

Loss before income taxes and equity in undistributed net income of subsidiaries	(4,141)	(5,964)	(3,947)

Income tax benefit	(255)	(1,147)	(967)

Loss before equity in undistributed net income of subsidiaries	(3,886)	(4,817)	(2,980)

Equity in undistributed net income of subsidiaries	188,802	186,879	146,389
Other income	956	1,157	(143)
Total income	189,758	188,036	146,246

Net income attributable to parent	$185,872	$183,219	$143,266

Condensed Statements of Cash Flows
	Fiscal Year Ended September 30,
(Dollars in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income attributable to parent	$185,872	$183,219	$143,266
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	102	102	102
Equity in undistributed net income of subsidiaries	(188,802)	(186,879)	(146,389)
Net change in accrued interest receivable	—	46	(30)
Net change in other assets	1,088	(997)	(354)
Net change in accrued expenses and other liabilities	735	1,315	(1,793)
Cash dividend received	159,500	87,000	110,000
Stock compensation	9,507	10,287	11,070
Net cash provided by operating activities	168,002	94,093	115,872

Cash flows from investing activities:
Alternative investments	(722)	(1,676)	(1,217)
Net cash (used in) investing activities	(722)	(1,676)	(1,217)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	(511)
Dividends paid on common stock	(4,686)	(5,067)	(5,426)
Issuance of common stock due to restricted stock	—	2	1
Repurchases of common stock	(163,047)	(86,853)	(120,437)
Net cash (used in) financing activities	(167,733)	(91,918)	(126,373)

Net change in cash and cash equivalents	(453)	499	(11,718)

Cash and cash equivalents at beginning of fiscal year	1,898	1,399	13,117
Cash and cash equivalents at end of fiscal year	$1,445	$1,898	$1,399

The extent to which the Company may pay cash dividends to stockholders will depend on the cash currently available at the Company, as well as the ability of the Bank to pay dividends to the Company.

NOTE 19.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
(Dollars in thousands, except per share data)	December 31	March 31	June 30	September 30
Fiscal Year 2025
Interest and dividend income	$128,357	$142,004	$123,592	$129,439
Interest expense	3,106	5,725	1,279	1,488
Net interest income	125,251	136,279	122,313	127,951
Provision for (reversal of) credit loss	18,661	35,266	9,278	(6,431)
Noninterest income	57,378	138,524	73,442	58,756
Net income attributable to parent	29,967	74,957	42,147	38,801
Earnings per common share
Basic	$1.23	$3.16	$1.83	$1.69
Diluted	1.23	3.14	1.81	1.69
Dividend declared per share	0.05	0.05	0.05	0.05

Fiscal Year 2024
Interest and dividend income	$124,789	$137,094	$125,833	$131,342
Interest expense	5,862	8,460	3,083	3,828
Net interest income	118,927	128,634	122,750	127,514
Provision for credit loss	7,758	29,744	11,927	8,672
Noninterest income	52,761	128,945	65,871	52,010
Net income attributable to parent	34,899	69,918	44,869	33,533
Earnings per common share
Basic	$1.34	$2.74	$1.78	$1.34
Diluted	1.34	2.74	1.78	1.34
Dividend declared per share	0.05	0.05	0.05	0.05

Fiscal Year 2023
Interest and dividend income	$89,433	$108,955	$104,696	$118,866
Interest expense	1,003	3,282	1,881	4,708
Net interest income	88,430	105,673	102,815	114,158
Provision for credit loss	16,758	41,960	22,517	28,007
Noninterest income	65,777	127,038	67,733	56,051
Net income attributable to parent	27,790	54,119	36,080	25,277
Earnings per common share
Basic	$0.98	$1.97	$1.35	$0.96
Diluted	0.98	1.96	1.34	0.96
Dividend declared per share	0.05	0.05	0.05	0.05

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

There were no transfers between levels of the fair value hierarchy for the fiscal years ended September 30, 2025 or 2024.

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

Derivatives. The Bank's use of derivatives is limited to the Consumer Lending Programs. Under these Programs, the Bank has an agreement with a third party to originate consumer loans that are included in the Bank's held for investment or held for sale portfolios. The third party provides a target return to the Company on the portfolio of loans retained by the Bank and all interest received from borrowers on such loans above the target return and after all charge-offs have been covered is paid to the third party as excess interest and servicing. The primary drivers of the derivative value include the Company's ability to settle the loans at par value and the third party partners' rights of first refusal to purchase loans that the Company intends to sell. The Company estimates the fair value of the derivative instrument using a market approach considering primarily the average interest rate on the underlying loans and the credit spread relative to the risk-free rate in order to validate that the value of the loans is in excess of par and thus the derivative could be settled by either party at no cost. The Company considers this derivative instrument to be within Level 3 of the fair value hierarchy, as it utilizes inputs from sales or securitization transactions involving similar loans. As of September 30, 2025 and September 30, 2024, the Company determined the derivatives had no fair value, respectively, thus eliminating the need for further disclosures regarding Level 3 inputs as outlined in ASC 820.

The following table summarizes the fair values of debt securities AFS and equity securities as they are measured at fair value on a recurring basis.

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2025
Debt securities AFS
Corporate securities	$21,250	$—	$21,250	—
SBA securities	10,769	—	10,769	—
Obligations of states and political subdivisions	162	—	162	—
Non-bank qualified obligations of states and political subdivisions	187,040	—	187,040	—
Asset-backed securities	136,372	—	136,372	—
Mortgage-backed securities	972,250	—	972,250	—
Total debt securities AFS	$1,327,843	$—	$1,327,843	$—
Common equities and mutual funds(1)	$3,787	$3,787	$—	$—
Non-marketable equity securities(2)	$13,237	$—	$—	$—
September 30, 2024
Debt securities AFS
Corporate securities	$19,750	$—	$19,750	$—
SBA securities	81,935	—	81,935	—
Obligations of states and political subdivisions	480	—	480	—
Non-bank qualified obligations of states and political subdivisions	217,990	—	217,990	—
Asset-backed securities	189,698	—	189,698	—
Mortgage-backed securities	1,231,368	—	1,231,368	—
Total debt securities AFS	$1,741,221	$—	$1,741,221	$—
Common equities and mutual funds(1)	$3,303	$3,303	$—	$—
Non-marketable equity securities(2)	$11,828	$—	$—	$—
(1) Equity securities at fair value are included within other assets on the Consolidated Statements of Financial Condition at September 30, 2025 and September 30, 2024.
(2) Consists of certain non-marketable equity securities that are measured at fair value using NAV as a practical expedient and are excluded from the fair value hierarchy.

Loans and Leases. The Company does not record loans and leases at fair value on a recurring basis. However, if a loan or lease is individually evaluated for risk of credit loss and repayment is expected to be solely provided by the values of the underlying collateral, the Company measures fair value on a nonrecurring basis. Fair value is determined by the fair value of the underlying collateral less estimated costs to sell. The fair value of the collateral is determined based on the internal estimates and/or assessment provided by third-party appraisers and the valuation relies on discount rates ranging from 3% to 31%.

The following table summarizes the assets of the Company that are measured at fair value in the Consolidated Statements of Financial Condition on a nonrecurring basis:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2025
Loans and leases, net individually evaluated for credit loss
Commercial finance	$32,321	$—	$—	$32,321
Total loans and leases, net individually evaluated for credit loss	32,321	—	—	32,321
Total	$32,321	$—	$—	$32,321
September 30, 2024
Loans and leases, net individually evaluated for credit loss
Commercial finance	$7,652	$—	$—	$7,652
Total loans and leases, net individually evaluated for credit loss	7,652	—	—	7,652
Total	$7,652	$—	$—	$7,652

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value at September 30, 2025	Fair Value at September 30, 2024	Valuation Technique	Unobservable Input	Range of Inputs
Loans and leases, net individually evaluated for credit loss	$32,321	7,652	Market approach	Appraised values(1)	3% - 31%
(1) The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimated selling costs and other inputs in a range of 3% to 31%.

Management discloses the estimated fair value of financial instruments, including assets and liabilities on and off the Consolidated Statements of Financial Condition, for which it is practicable to estimate fair value. These fair value estimates were made at September 30, 2025 and 2024 based on relevant market information and information about financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, since there is no active market for certain financial instruments of the Company, the estimates of fair value are subjective in nature, involve uncertainties, and include matters of significant judgment. Changes in assumptions as well as tax considerations could significantly affect the estimated values. Accordingly, the aggregate fair value estimates are not intended to represent the underlying value of the Company, on either a going concern or a liquidation basis.

The following tables present the carrying amount and estimated fair value of the financial instruments held by the Company:

	September 30, 2025
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$120,568	$120,568	$120,568	$—	$—
Debt securities available for sale	1,327,843	1,327,843	—	1,327,843	—
Debt securities held to maturity	29,308	25,653	—	25,653	—
Common equities and mutual funds(1)	3,787	3,787	3,787	—	—
Non-marketable equity securities(1)(2)	19,937	19,937	—	6,699	—
Loans held for sale	179,421	179,421	—	179,421	—
Loans and leases	4,665,006	4,599,269	—	—	4,599,269
Federal Reserve Bank and Federal Home Loan Bank stocks	24,708	24,708	—	24,708	—
Accrued interest receivable	38,520	38,520	38,520	—	—
Financial liabilities
Deposits	5,886,947	5,886,914	5,884,311	2,604	—
Overnight federal funds purchased	9,000	9,000	9,000	—	—
Other short- and long-term borrowings	33,456	33,667	—	33,667	—
Accrued interest payable	188	188	188	—	—
(1) Equity securities at fair value are included within other assets on the Consolidated Statement of Financial Condition at September 30, 2025.
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

The following sets forth the methods and assumptions used in determining the fair value estimates for the Company’s financial instruments at September 30, 2025 and 2024.

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

LOANS HELD FOR SALE
Loans held for sale are carried at the lower of amortized cost or fair value, where fair value reflects the amount a willing market participant would pay for the loan. The Company classifies SBA/USDA loans held for sale as Level 2 in the fair value hierarchy as there is an active secondary market in which these loans are exchanged. Consumer loans held for sale are classified as Level 2 in the fair value hierarchy as the price at which these loans are sold are dictated by terms of the Program Agreements with consumer lending partners.

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

NOTE 21.  SUBSEQUENT EVENTS

Management has evaluated subsequent events that occurred after September 30, 2025. During this period, up to the filing date of this Annual Report on Form 10-K, management identified the following subsequent event:

•On September 26, 2025, the Company entered into an agreement to sell a portion of its consumer finance loan portfolio to a third party. The transaction closed on October 3, 2025. As part of the transaction, $115.1 million of consumer finance loans were sold, and there was no gain or loss associated with the sale of the loans.

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

In connection with the preparation of this Annual Report on Form 10-K, management evaluated the Company’s disclosure controls and procedures. The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of September 30, 2025, of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were not designed effectively to ensure timely alerting of material information relating to the Company required to be included in the Company’s periodic SEC filings. This conclusion was reached as a result of the material weakness in internal control over financial reporting described in Item 9A of Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended September 30, 2024 filed with the SEC on August 29, 2025.

Notwithstanding the conclusion by our management, including our Chief Executive Officer and Chief Financial Officer, that our disclosure controls and procedures were not effective as of September 30, 2025, and notwithstanding the material weakness in our internal control over financial reporting, management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this Form 10-K fairly present, in all material respects, the Company's consolidated financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control Integrated Framework (2013).” Based on the presence of a material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2025.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2025, has been audited by Crowe LLP, the independent registered public accounting firm that also has audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K. Crowe LLP’s attestation report on the Company’s internal controls over financial reporting appears below.

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

As a result, certain amounts included in interest income, non-interest income and expense, and the related balance sheet accounts were not recognized in accordance with U.S. GAAP, which required a restatement of the Company’s audited consolidated financial statements as of the fiscal years ended September 30, 2024 and 2023, and for each year in the three fiscal year period ended September 30, 2024 contained in its Annual Reports on Form 10-K, and its unaudited consolidated financial statements as of and for the interim periods ended December 31, 2024, 2023, 2022, and 2021, March 31, 2024, 2023, and 2022, and June 30, 2024, 2023, and 2022 contained in its Quarterly Reports on Form 10-Q, which was completed through filing of the Form 10-K/A on August 29, 2025 and subsequent filing of the Form 10-Q/A on September 3, 2025.

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

REMEDIATION PLAN AND STATUS

The material weakness cannot be considered remediated until applicable controls have been designed, implemented, have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Although we have not remediated these control deficiencies as of September 30, 2025, management, under the oversight of the Audit Committee, has made and continues to make progress towards remediation.

As part of our commitment to strengthening our internal control over financial reporting, management has taken certain measures including the following to remediate the material weakness:

•The Company engaged a third-party technical accounting consultant to assist with the identification, assessment and accounting and financial reporting impacts for certain consumer lending program agreements in the Consumer Solutions business; and

•Designed and implemented a control enhancement over the periodic review and validation of accounting policies and accounting treatment for certain consumer lending program agreements in the Consumer Solutions business to ensure both the initial and continuing compliance with relevant U.S. GAAP, including determining if engagement of a third-party technical accounting consultant is necessary.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Based on this evaluation, management concluded that, as of the end of the period covered by this report, other than described above, there have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the fiscal fourth quarter to which this report relates that could have materially affected the Company’s internal controls over financial reporting.

Item 9B. Other Information.

Adoption or Termination of Trading Arrangements by Directors and Executive Officers

During the fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the 1934 Act) informed us of the adoption or termination of any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Pathward Financial, Inc.
Sioux Falls, South Dakota

Opinion on Internal Control over Financial Reporting

We have audited Pathward Financial, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effects of the material weakness discussed in the following paragraph, the Company has not maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in Management’s Annual Report on Internal Control over Financial Reporting:

•The Company did not design and maintain effective internal control activities for evaluating the technical accounting and financial reporting for certain consumer lending program agreements in the Consumer Solutions business, including the continuing application of U.S. GAAP to such transactions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of September 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2025, and the related notes (collectively referred to as the "financial statements") and our report dated November 25, 2025 expressed an unqualified opinion. We considered the material weakness identified above in determining the nature, timing, and extent of audit procedures applied in our audit of the 2025 financial statements, and this report on Internal Control over Financial Reporting does not affect such report on the financial statements.

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
November 25, 2025

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors
Information concerning directors of the Company required by this item will be included under the captions “Election of Directors” and “Stockholder Proposals For The Fiscal Year 2027 Annual Meeting” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 24, 2026, a copy of which will be filed no later than 120 days after September 30, 2025 (the “2026 Proxy Statement”), and is incorporated herein by reference.

Executive Officers
Information concerning the executive officers of the Company required by this item will be included under the captions “Executive Officers” and “Election of Directors” in the 2026 Proxy Statement and is incorporated herein by reference.

Compliance with Section 16(a)
Information, if applicable, required by this item regarding compliance with Section 16(a) of the Exchange Act will be included under the caption “Delinquent Section 16(a) Reports” in the Company’s 2026 Proxy Statement and is incorporated herein by reference.

Audit Committee and Audit Committee Financial Expert
Information regarding the audit committee of the Company’s Board of Directors will be included under the caption “Committees of the Board” in the Company’s 2026 Proxy Statement and is incorporated herein by reference.

Code of Business Conduct
Information regarding the Company’s Code of Business Conduct will be included under the caption “Corporate Governance” in the Company’s 2026 Proxy Statement and is incorporated herein by reference.

Insider Trading Policy
The Company has an Insider Trading Policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees and other covered persons. The Company believes that its Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company. A copy of the Company’s Insider Trading Policy is available at Exhibit 19.1 to this Form 10-K.

Item 11. Executive Compensation.

Information concerning executive and director compensation will be included under the captions “Compensation of Directors”, “Executive Compensation” and "Compensation Committee Report" in the Company’s 2026 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be included under the caption “Stock Ownership Information” in the Company’s 2026 Proxy Statement and is incorporated herein by reference.

(b)           Changes in Control

Management of the Company knows of no arrangements, including any pledge by any persons of securities of the Company, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

(c)           Equity Compensation Plan Information

The Company previously maintained the Pathward Financial, Inc. 2002 Omnibus Incentive Plan, as amended and restated (the "Prior Omnibus Incentive Plan"). On February 27, 2024, the shareholders of the Company voted to approve the Pathward Financial, Inc. 2023 Omnibus Incentive Plan (the "Plan"). The Plan permits the granting of various types of awards including but not limited to nonvested (restricted) shares and performance share units ("PSUs") to certain officers and directors of the Company. The table below presents information on the Company's equity compensation plans as of September 30, 2025, as required by SEC rules.

Plan Category	(a) Number of securities to be issued under outstanding options, warrants and rights(1) (#)	(b) Weighted-average exercise price of outstanding options, warrants and rights(2) ($)	(c) Number of shares remaining for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
Equity compensation plans approved by stockholders	220,683	N/A	832,372
Equity compensation plans not approved by stockholders	—	—	—
Total	220,683	N/A	832,372
(1) Consists of outstanding performance share units awarded under both the prior 2002 Omnibus Incentive Plan and the current 2023 Omnibus Incentive Plan, reflected based on the assumption that target performance is probable.

(2) Performance share units do not have an exercise price and are delivered without any payment or consideration.

For more information on the Company’s equity compensation plans, see Note 13. Stock Compensation to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included under the captions “Election of Directors,” “Committees of the Board”, “Related Person Transactions” and "Corporate Governance" in the Company’s 2026 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included under the captions “Independent Registered Public Accounting Firm Fees” and "Pre-Approval Policy" in the Company’s 2026 Proxy Statement and is incorporated herein by reference.

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

The following is a list of documents filed as Part of this report:

(a)           Financial Statements:

The following financial statements are included under Part II, Item 8 of this Annual Report on Form 10-K:

1.Report of Independent Registered Public Accounting Firm.

2.Consolidated Statements of Financial Condition as of September 30, 2025 and 2024.

3.Consolidated Statements of Operations for the Fiscal Years Ended September 30, 2025, 2024, and 2023.

4.Consolidated Statements of Comprehensive Income for the Fiscal Years ended September 30, 2025, 2024, and 2023.

5.Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal Years Ended September 30, 2025, 2024, and 2023.

6.Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 2025, 2024, and 2023.

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

4.1
Description of the Securities of the Registrant filed on November 30, 2020 as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2024, is incorporated herein by reference.

4.2	Registrant’s Specimen Stock Certificate, filed on June 27, 2016 as an exhibit to the Registrant’s registration statement on Form S-3 (Commission File No. 333-212269), is incorporated herein by reference.

4.3	Indenture, dated as of September 23, 2022, by and between the Registrant and UMB Bank, N.A. as Trustee, filed on September 26, 2022 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

4.4	Forms of 6.625% Fixed-to-Floating Subordinated Note due 2032 (included as Exhibit A-1 and Exhibit A-2 to the Indenture, dated as of September 23, 2022, by and between the Registrant and UMB Bank, N.A. as Trustee), filed on September 26, 2022 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.1	Registrant’s Supplemental Employees’ Investment Plan, originally filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994. First amendment to such agreement, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, is incorporated herein by reference.

*10.2	Registrant’s Amended and Restated 2002 Omnibus Incentive Plan, as amended, filed on January 24, 2018 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

10.3	Investor Rights Agreement by and among Meta Financial Group, Inc., BEP IV LLC and BEP Investors, LLC, dated as of December 17, 2015, filed on December 17, 2015 as an exhibit to the Registrant’s Current Report on Form 8‑K, is incorporated herein by reference.

*10.4	Form of Performance Share Unit Award Agreement, filed on November 26, 2024 as an exhibit to the Registrant's Annual Report on Form 10-K, is incorporated herein by reference.

*10.5	Form of Performance-Based Restricted Stock Award Agreement, filed on November 26, 2024 as an exhibit to the Registrant's Annual Report on Form 10-K, is incorporated herein by reference.

*10.6	Form of Performance Share Unit Award Agreement is filed herewith.

*10.7	Form of Restricted Stock Unit Award Agreement is filed herewith.

*10.8	Executive Nonqualified Deferred Compensation Plan Adoption Agreement by MetaBank, National Association, effective as of July 1, 2021, filed on May 20, 2021 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.9	Executive Nonqualified Deferred Compensation Plan, effective as of July 1, 2021, filed on May 20, 2021 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.10	First Amendment to the MetaBank, National Association Amended and Restated Supplemental Employees’ Investment Plan for Salaried Employees, effective as of June 30, 2021, filed on May 20, 2021 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.11	Amended and Restated Executive Severance Pay Plan, effective as of November 10, 2025, is filed herewith.

*10.12	Form of 2002 Omnibus Incentive Plan Restricted Stock Agreement (Non-Employee Directors Annual Equity Award), filed on May 9, 2022 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, is incorporated herein by reference.

*10.13	Form of 2002 Omnibus Incentive Plan Restricted Stock Agreement (Non-Employee Directors Award in Lieu of Cash Retainer), filed on May 9, 2022 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, is incorporated herein by reference.

*10.14	Amendment No. 3 to the Registrant’s Amended and Restated 2002 Omnibus Incentive Plan, as amended, filed on May 9, 2022 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, is incorporated herein by reference.

10.15	Form of Subordinated Note Purchase Agreement, dated as of September 23, 2022, by and among the Registrant and the Purchasers (as defined therein), filed on September 26, 2022 as an exhibit to the Registrant’s Current Report on Form 8-K, in incorporated by reference herein.

10.16	Form of Registration Rights Agreement, dated as of September 23, 2022, by and among the Registrant and the Purchasers (as defined therein), filed on September 26, 2022 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.17	Offer Letter between the Company and Gregory Sigrist, dated as of October 2, 2023, filed on October 5, 2023 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

*10.18	Pathward Financial, Inc. 2023 Omnibus Incentive Plan, filed on February 28, 2024 as an exhibit to the Registrant’s Current Report on Form 8-K, is incorporated herein by reference.

19.1	Pathward Financial, Inc. and Pathward, N.A. Insider Trading Policy, filed on November 26, 2024 as Exhibit 19.1 to the Registrant's Annual Report on Form 10-K, is incorporated herein by reference.

21	Subsidiaries of the Registrant is filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm of Crowe LLP is filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 is filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 is filed herewith.

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.2	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

97.1	Pathward Financial, Inc. and Pathward, N.A. Dodd-Frank Clawback Policy, filed on November 21, 2023 as an exhibit to the Registrant's Annual Report on Form 10-K, is incorporated herein by reference.

101
Interactive data files formatted in Inline eXtensible Business Reporting Language - pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of September 30, 2025 and September 30, 2024, (ii) the Consolidated Statements of Operations for the fiscal years ended September 30, 2025, 2024, and 2023, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended September 30, 2025, 2024, and 2023, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended September 30, 2025, 2024, and 2023, (v) the Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2025, 2024, and 2023 and (vi) the Notes to the Consolidated Financial Statements for the fiscal years ended September 30, 2025, 2024, and 2023.

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

Pathward Financial, Inc.

Date: November 25, 2025	By:	/s/ Brett L. Pharr
Brett L. Pharr,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Brett L. Pharr	Date: November 25, 2025
Brett L. Pharr, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Douglas J. Hajek	Date: November 25, 2025
Douglas J. Hajek, Director

By:	/s/ Elizabeth G. Hoople	Date: November 25, 2025
Elizabeth G. Hoople, Director

By:	/s/ Ronald D. McCray	Date: November 25, 2025
Ronald D. McCray, Director

By:	/s/ Neeraj Mehta	Date: November 25, 2025
Neeraj Mehta, Director

By:	/s/ Christopher Perretta	Date: November 25, 2025
Christopher Perretta, Director

By:	/s/ Becky S. Shulman	Date: November 25, 2025
Becky S. Shulman, Director

By:	/s/ Kendall E. Stork	Date: November 25, 2025
Kendall E. Stork, Director

By:	/s/ Lizabeth H. Zlatkus	Date: November 25, 2025
Lizabeth H. Zlatkus, Director

By:	/s/ Gregory A. Sigrist	Date: November 25, 2025
Gregory A. Sigrist, Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Jennifer W. Warren	Date: November 25, 2025
Jennifer W. Warren, Senior Vice President
and Chief Accounting Officer
(Principal Accounting Officer)