Form 10-Q
period 2025-12-31
PATHWARD FINANCIAL, INC.
filed 2026-02-05
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025
or
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at January 28, 2026:
Common Stock, $.01 par value	21,763,685	Shares
Nonvoting Common Stock, $.01 par value	0	Nonvoting shares

PATHWARD FINANCIAL, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	December 31, 2025	September 30, 2025
ASSETS	(Unaudited)	(Audited)
Cash and cash equivalents	$331,217	$120,568
Securities available for sale, at fair value	1,310,047	1,327,843
Securities held to maturity, at amortized cost (fair value $25,089 and $25,653, respectively)	28,662	29,308
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	24,310	24,708
Loans held for sale	87,969	179,421
Loans and leases	4,982,855	4,664,908
Allowance for credit losses	(58,840)	(53,319)
Accrued interest receivable	36,174	38,520
Premises, furniture, and equipment, net	42,370	40,632
Rental equipment, net	154,533	159,446
Goodwill and intangible assets	309,712	310,430
Other assets	311,196	329,879
Total assets	$7,560,205	$7,172,344

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$6,350,394	$5,886,947
Short-term borrowings	—	9,000
Long-term borrowings	33,482	33,456
Accrued expenses and other liabilities	322,617	385,487
Total liabilities	6,706,493	6,314,890

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued, none outstanding at December 31, 2025 and September 30, 2025, respectively	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 22,220,603 and 22,842,785 shares issued, 22,169,535 and 22,772,570 shares outstanding at December 31, 2025 and September 30, 2025, respectively	222	228
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at December 31, 2025 and September 30, 2025, respectively	—	—
Additional paid-in capital	651,199	648,330
Retained earnings	346,529	359,830
Accumulated other comprehensive loss	(134,996)	(145,461)
Treasury stock, at cost, 51,068 and 70,215 common shares at December 31, 2025 and September 30, 2025, respectively	(8,419)	(4,882)
Total equity attributable to parent	854,535	858,045
Noncontrolling interest	(823)	(591)
Total stockholders’ equity	853,712	857,454
Total liabilities and stockholders’ equity	$7,560,205	$7,172,344
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,
(Dollars in thousands, except per share data)	2025	2024
Interest and dividend income:
Loans and leases, including fees	$107,775	$111,849
Mortgage-backed securities	7,812	8,986
Other investments	5,635	7,522
	121,222	128,357
Interest expense:
Deposits	206	775
FHLB advances and other borrowings	1,678	2,331
	1,884	3,106

Net interest income	119,338	125,251

Provision for credit loss	3,230	18,661

Net interest income after provision for credit loss	116,108	106,590

Noninterest income:
Refund transfer product fees	355	410
Refund advance and other tax fee income	131	459
Card and deposit fees	30,140	29,066
Rental income	11,620	13,708
(Loss) on sale of securities	—	(15,671)
Gain on divestitures	—	16,404
Secondary market revenue	4,157	4,378
Gain on sale of other	488	987
Other income	6,872	7,637
Total noninterest income	53,763	57,378

Noninterest expense:
Compensation and benefits	51,864	49,292
Refund transfer product expense	73	108
Refund advance expense	72	34
Card processing	30,437	33,314
Building and software	12,580	9,706
Operating lease equipment depreciation	9,995	11,426
Legal and consulting	5,554	5,225
Intangible amortization	718	812
Other expense	15,920	17,880
Total noninterest expense	127,213	127,797

Income before income tax expense	42,658	36,171

Income tax expense	7,193	6,005

Net income before noncontrolling interest	35,465	30,166
Net income attributable to noncontrolling interest	299	199
Net income attributable to parent	$35,166	$29,967

Earnings per common share:
Basic	$1.57	$1.23
Diluted	$1.57	$1.23
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended December 31,
(Dollars in thousands)	2025	2024
Net income before noncontrolling interest	$35,465	$30,166

Other comprehensive income (loss):
Change in net unrealized gain (loss) on debt securities	12,855	(62,340)
Net loss realized on debt securities	—	15,671
	12,855	(46,669)
Unrealized gain (loss) on currency translation	792	(2,017)
Deferred income tax effect	3,182	(11,163)
Total other comprehensive income (loss)	10,465	(37,523)
Total comprehensive income (loss)	45,930	(7,357)
Total comprehensive income attributable to noncontrolling interest	299	199
Comprehensive income (loss) attributable to parent	$45,631	$(7,556)
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Pathward Financial, Inc. Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
Balance, September 30, 2025	$228	$648,330	$359,830	$(145,461)	$(4,882)	$858,045	$(591)	$857,454
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,109)	—	—	(1,109)	—	(1,109)
Issuance of common stock due to restricted stock	1	—	—	—	—	1	—	1
Repurchases of common stock	(7)	7	(47,358)	—	(3,537)	(50,895)	—	(50,895)
Stock compensation	—	2,862	—	—	—	2,862	—	2,862
Total other comprehensive income	—	—	—	10,465	—	10,465	—	10,465
Net income	—	—	35,166	—	—	35,166	299	35,465
Net distribution to noncontrolling interest	—	—	—	—	—	—	(531)	(531)
Balance, December 31, 2025	$222	$651,199	$346,529	$(134,996)	$(8,419)	$854,535	$(823)	$853,712

Balance, September 30, 2024	$248	$638,803	$337,058	$(153,394)	$(249)	$822,466	$(277)	$822,189
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,202)	—	—	(1,202)	—	(1,202)
Repurchases of common stock	(7)	7	(52,377)	—	(4,633)	(57,010)	—	(57,010)
Stock compensation	—	1,612	—	—	—	1,612	—	1,612
Total other comprehensive loss	—	—	—	(37,523)	—	(37,523)	—	(37,523)
Net income	—	—	29,967	—	—	29,967	199	30,166
Net distribution to noncontrolling interest	—	—	—	—	—	—	(678)	(678)
Balance, December 31, 2024	$241	$640,422	$313,446	$(190,917)	$(4,882)	$758,310	$(756)	$757,554

See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
(Dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income before noncontrolling interest	$35,465	$30,166
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,395	14,918
Provision for credit loss	3,230	18,661
Provision for deferred taxes	1,456	1,999
Originations of loans held for sale	(1,038,931)	(853,109)
Proceeds from sales of loans held for sale	1,176,324	618,432
Net change in loans held for sale	(3,050)	264,136
Net realized (gain) on loans held for sale	(4,157)	(4,378)
Net realized loss (gain) on securities available for sale	—	15,671
Net realized (gain) on divestitures	—	(16,404)
Net realized (gain) on other	(488)	(987)
Net change in accrued interest receivable	2,346	(3,894)
Net change in other assets	(17,278)	(30,332)
Net change in accrued expenses and other liabilities	(62,870)	(128,226)
Stock compensation	2,862	1,612
Net cash provided by (used in) operating activities	108,304	(71,735)

Cash flows from investing activities:
Purchases of securities available for sale	—	(1,168)
Proceeds from sales of securities available for sale	—	160,135
Proceeds from maturities of and principal collected on securities available for sale	30,606	39,727
Proceeds from maturities of and principal collected on securities held to maturity	610	1,038
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(90,187)	(90,725)
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	90,585	102,285
Purchases of loans and leases	(32,923)	(139,359)
Net change in loans and leases	(284,055)	(330,646)
Purchases of premises, furniture, and equipment	(4,236)	(2,087)
Purchases of rental equipment	(45,371)	(52,790)
Proceeds from sales of rental equipment	2,394	5,591
Net change in rental equipment	11	118
Proceeds from surrender of bank-owned life insurance	32,206	—
Proceeds from divestitures, net of transaction costs	—	600,232
Proceeds from sale of other assets	—	408
Net cash provided by (used in) investing activities	(300,360)	292,759

Cash flows from financing activities:
Net change in deposits	463,447	655,942
Net change in short-term borrowings	(9,000)	(377,000)
Dividends paid on common stock	(1,109)	(1,202)
Issuance of common stock due to restricted stock	1	—
Repurchases of common stock	(50,895)	(57,010)
Investment by (distributions to) noncontrolling interest	(531)	(678)
Net cash provided by financing activities	401,913	220,052

Effect of exchange rate changes on cash	792	(2,017)

Net change in cash and cash equivalents	210,649	439,059

Cash and cash equivalents at beginning of fiscal year	120,568	158,337
Cash and cash equivalents at end of fiscal period	$331,217	$597,396

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
(Dollars in thousands)	2025	2024
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,345	$2,906
Income taxes	927	1,407
Franchise and other taxes	75	76

Supplemental schedule of non-cash investing activities:
Transfers
Held for sale to loans and leases	$88	$2,500
Loans and leases to held for sale	39,251	—
Loans and leases to rental equipment	2,276	1,604
Rental equipment to loan and leases	40,570	36,263
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

The interim unaudited Condensed Consolidated Financial Statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended September 30, 2025 included in Pathward Financial, Inc.’s ("Pathward Financial" or the “Company") Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on November 25, 2025. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements have been omitted.

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three months ended December 31, 2025 are not necessarily indicative of the results expected for the fiscal year ending September 30, 2026.

Certain prior fiscal year amounts have been reclassified to conform to the current year financial statement presentation. These reclassifications did not impact previously reported net income, comprehensive income or the statement of financial condition.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED ACCOUNTING STANDARDS UPDATES ("ASU")

Significant accounting policies in effect and disclosed within the Company’s most recent audited consolidated financial statements as of September 30, 2025 remain substantially unchanged.

The following ASU became effective for the Company on October 1, 2025.

ASU 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures. This ASU requires enhanced income tax disclosures primarily related to the rate reconciliation and income taxes paid information to provide further transparency surrounding the Company’s income tax position. The amendments in this ASU will result in disclosure only impacts that the Company will first apply for its annual reporting period ending September 30, 2026. The Company is currently evaluating the impact of such amendments to the relevant annual disclosures.

The following ASUs have been issued and are considered applicable to the Company, but have not yet been adopted.

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

ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans This ASU changes the accounting for certain acquired loans by requiring entities to apply a “gross-up” approach at acquisition for purchased seasoned loans, recognizing an allowance for expected credit losses as part of the acquisition accounting rather than through a post-acquisition provision. The amendments are to be applied prospectively to loans acquired on or after the initial application date. The ASU will be effective for the Company on October 1, 2027. Early adoption is permitted but not expected to be exercised by the Company at this time.

ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements. This ASU clarifies when Topic 270 applies and enhances usability by (among other changes) specifying the form/content of interim financial statements, providing a comprehensive list of required interim disclosures, and introducing a disclosure principle for material events since the last annual period—without intending to significantly expand or reduce interim disclosure requirements. The amendments will be effective for the Company beginning with the fiscal year ending September 30, 2029, and interim periods within that fiscal year. The Company is currently evaluating the impact of such amendments to the consolidated financial statements and related disclosures.

ASU 2025-12, Codification Improvements. This ASU is part of the Financial Accounting Standards Board's standing "evergreen" project and makes a broad set of technical corrections, clarifications, and other minor improvements across many Topics to make the Codification easier to understand and apply. The amendments will be effective for the Company beginning with the fiscal year ending September 30, 2028, and interim periods within that fiscal year. The Company is currently evaluating the impact of such amendments to the consolidated financial statements and related disclosures.

NOTE 3. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of debt securities available for sale ("AFS") and held to maturity ("HTM") are presented below.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt Securities AFS
December 31, 2025
Corporate securities	$25,000	$—	$(2,500)	$22,500
SBA securities	11,425	—	(1,011)	10,414
Obligations of states and political subdivisions	162	—	—	162
Non-bank qualified obligations of states and political subdivisions	207,489	22	(24,277)	183,234
Asset-backed securities	134,883	16	(1,774)	133,125
Mortgage-backed securities	1,108,518	141	(148,047)	960,612
Total debt securities AFS	$1,487,477	$179	$(177,609)	$1,310,047
September 30, 2025
Corporate securities	$25,000	$—	$(3,750)	$21,250
SBA securities	11,791	—	(1,022)	10,769
Obligations of states and political subdivisions	162	—	—	162
Non-bank qualified obligations of states and political subdivisions	213,072	25	(26,057)	187,040
Asset-backed securities	138,698	21	(2,347)	136,372
Mortgage-backed securities	1,129,406	57	(157,213)	972,250
Total debt securities AFS	$1,518,129	$103	$(190,389)	$1,327,843

Debt Securities HTM
December 31, 2025
Non-bank qualified obligations of states and political subdivisions	$26,833	$—	$(3,358)	$23,475
Mortgage-backed securities	1,829	—	(215)	1,614
Total debt securities HTM	$28,662	$—	$(3,573)	$25,089
September 30, 2025
Non-bank qualified obligations of states and political subdivisions	$27,373	$—	$(3,430)	$23,943
Mortgage-backed securities	1,935	—	(225)	1,710
Total debt securities HTM	$29,308	$—	$(3,655)	$25,653

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in thousands)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Debt Securities AFS
December 31, 2025
Corporate securities	$—	$—	$22,500	$(2,500)	$22,500	$(2,500)
SBA securities	—	—	10,414	(1,011)	10,414	(1,011)
Non-bank qualified obligations of states and political subdivisions	—	—	181,292	(24,277)	181,292	(24,277)
Asset-backed securities	63,421	(435)	64,866	(1,339)	128,287	(1,774)
Mortgage-backed securities	—	—	948,180	(148,047)	948,180	(148,047)
Total debt securities AFS	$63,421	$(435)	$1,227,252	$(177,174)	$1,290,673	$(177,609)
September 30, 2025
Corporate securities	$—	$—	$21,250	$(3,750)	$21,250	$(3,750)
SBA securities	—	—	10,769	(1,022)	10,769	(1,022)
Non-bank qualified obligations of states and political subdivisions	—	—	185,089	(26,057)	185,089	(26,057)
Asset-backed securities	64,995	(556)	66,263	(1,791)	131,258	(2,347)
Mortgage-backed securities	1,102	(2)	965,549	(157,211)	966,651	(157,213)
Total debt securities AFS	$66,097	$(558)	$1,248,920	$(189,831)	$1,315,017	$(190,389)

Debt Securities HTM
December 31, 2025
Non-bank qualified obligations of states and political subdivisions	$—	$—	$23,475	$(3,358)	$23,475	$(3,358)
Mortgage-backed securities	—	—	1,614	(215)	1,614	(215)
Total debt securities HTM	$—	$—	$25,089	$(3,573)	$25,089	$(3,573)
September 30, 2025
Non-bank qualified obligations of states and political subdivisions	$—	$—	$23,943	$(3,430)	$23,943	$(3,430)
Mortgage-backed securities	—	—	1,710	(225)	1,710	(225)
Total debt securities HTM	$—	$—	$25,653	$(3,655)	$25,653	$(3,655)

The decrease in the fair value of investment securities balances when comparing December 31, 2025 to September 30, 2025 was primarily driven by principal pay downs during the three months. At December 31, 2025, there were 144 debt securities AFS in an unrealized loss position. Management assessed each investment security with unrealized losses for credit loss by evaluating qualitative factors, including materiality of loss position as a percentage of book value, credit ratings, outstanding principal and interest payments, and changes in the underlying implicit or explicit guarantee of the security, and determined all unrealized losses on these securities were due to adverse market conditions and/or change in interest rates versus credit loss. As part of that assessment, management evaluated and concluded that it is more-likely-than-not that the Company will not be required and does not intend to sell any of the securities prior to recovery of the amortized cost. At December 31, 2025, there was no allowance for credit losses ("ACL") for debt securities AFS.

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

(Dollars in thousands)	December 31, 2025		September 30, 2025
Debt Securities AFS	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$755	$758	$755	$760
Due after one year through five years	1,327	1,346	1,332	1,352
Due after five years through ten years	27,488	24,994	27,688	23,947
Due after ten years	349,389	322,337	358,948	329,534
	378,959	349,435	388,723	355,593
Mortgage-backed securities	1,108,518	960,612	1,129,406	972,250
Total debt securities AFS	$1,487,477	$1,310,047	$1,518,129	$1,327,843

Debt Securities HTM
Due after ten years	$26,833	$23,475	$27,373	$23,943
	26,833	23,475	27,373	23,943
Mortgage-backed securities	1,829	1,614	1,935	1,710
Total debt securities HTM	$28,662	$25,089	$29,308	$25,653

Federal Reserve Bank ("FRB") Stock. The Bank is required by federal law to subscribe to capital stock (divided into shares of $100 each) as a member of the FRB of Minneapolis with an amount equal to six per centum of the paid-up capital stock and surplus. One-half of the subscription is paid at time of application, and one-half is subject to call of the Board of Governors of the Federal Reserve System. FRB of Minneapolis stock held by the Bank totaled $19.7 million at December 31, 2025 and September 30, 2025. These equity securities are 'restricted' in that they can only be owned by member banks.

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

The FHLB stock is carried at cost since it is generally redeemable at par value. The carrying value of the stock held at the FHLB was $4.6 million and $5.0 million at December 31, 2025 and at September 30, 2025, respectively.

These equity securities are ‘restricted’ in that they can only be sold back to the respective institution from which they were acquired or another member institution at par. Therefore, FRB and FHLB stocks are less liquid than other marketable equity securities, and the cost approximates fair value.

Equity Securities. The Company held $4.7 million and $3.8 million in marketable equity securities within other assets on the Condensed Consolidated Statements of Financial Condition at December 31, 2025 and September 30, 2025, respectively. The Company recognized zero and $0.1 million in unrealized losses on marketable equity securities during the three months ended December 31, 2025 and 2024, respectively. No such securities were sold during the three months ended December 31, 2025.

Non-marketable equity securities that are measured at fair value using net asset value ("NAV") as a practical expedient totaled $13.8 million and $13.2 million at December 31, 2025 and September 30, 2025, respectively. These securities are held within other assets on the Condensed Consolidated Statements of Financial Condition. The Company recognized zero and $0.3 million in unrealized gains during the three months ended December 31, 2025 and 2024, respectively. No such securities were sold during the three months ended December 31, 2025.

Non-marketable equity securities without readily determinable fair value totaled $12.6 million and $12.0 million at December 31, 2025 and September 30, 2025, respectively, reflecting the Company's ownership interests in other entities through Pathward Venture Capital, LLC, a wholly-owned service corporation subsidiary of the Bank that was formed in 2017 for the purpose of making minority equity investments and other corporate investments. The Company recognized a $0.4 million gain on Visa shares which were carried at a cost basis of $0 during the three months ended December 31, 2024. This gain was recognized within the gain on sale of other on the Condensed Consolidated Statements of Operations. There were no additional such securities sold during the three months ended December 31, 2025.

Equity Securities Impairment. The Company evaluates impairment for investments held at cost on at least an annual basis based on the ultimate recoverability of the par value. All other equity investments, including those under the equity method, are reviewed for other-than-temporary impairment on at least a quarterly basis. The Company recognized no impairment for such investments for the three months ended December 31, 2025 and 2024.

NOTE 4. LOANS AND LEASES, NET

Loans and leases consist of the following:

(Dollars in thousands)	December 31, 2025	September 30, 2025
Term lending	$2,506,777	$2,302,540
Asset-based lending	629,317	593,265
Factoring	213,888	217,501
Lease financing	136,505	149,236
SBA/USDA	520,461	511,488
Other commercial finance	140,229	149,939
Commercial finance	4,147,177	3,923,969
Consumer finance	132,045	93,319
Tax services	62,049	2,532
Warehouse finance	641,669	645,186
Total loans and leases	4,982,940	4,665,006
Net deferred loan origination costs (fees)	(85)	(98)
Total gross loans and leases	4,982,855	4,664,908
Allowance for credit losses	(58,840)	(53,319)
Total loans and leases, net	$4,924,015	$4,611,589

During the three months ended December 31, 2025 and 2024, the Company originated $1.04 billion and $853.1 million of commercial finance and consumer finance as held for sale, respectively.

The Company sold held for sale loans resulting in proceeds of $1.18 billion and a $4.2 million gain on sale during the three months ended December 31, 2025. The Company sold held for sale loans resulting in proceeds of $618.4 million and a $4.4 million gain on sale during the three months ended December 31, 2024. Gains and losses from the sale of loans and leases are included in secondary market revenue on the Condensed Consolidated Statements of Operations.

Loans purchased and sold by portfolio segment, including participation interests, were as follows:

	Three Months Ended December 31,
(Dollars in thousands)	2025	2024
Loans Purchased
Loans held for investment:
Commercial finance	$—	$19,540
Warehouse finance	32,923	119,819
Total purchases	$32,923	$139,359
Loans Sold
Loans held for sale:
Commercial finance	$58,563	$65,802
Consumer finance	1,117,761	552,630
Total sales	$1,176,324	$618,432

Leasing Portfolio. The net investment in direct financing and sales-type leases was comprised of the following:

(Dollars in thousands)	December 31, 2025	September 30, 2025
Minimum lease payments receivable	$142,428	$157,271
Unguaranteed residual assets	6,445	6,785
Unamortized initial direct costs	48	68
Unearned income	(12,368)	(14,820)
Total net investment in direct financing and sales-type leases	$136,553	$149,304

The components of total lease income were as follows:

	Three Months Ended December 31,
(Dollars in thousands)	2025	2024
Interest income - loans and leases
Interest income on net investments in direct financing and sales-type leases	$1,948	$3,187

Leasing and equipment finance noninterest income
Lease income from operating lease payments	11,284	13,448
Other(1)	1,583	1,307
Total leasing and equipment finance noninterest income	12,867	14,755
Total lease income	$14,815	$17,942
(1) Other leasing and equipment finance noninterest income consists of gains (losses) on sales of leased equipment, fees and service charges on leases and gains (losses) on sales of leases.

Undiscounted future minimum lease payments receivable for direct financing and sales-type leases, and a reconciliation to the carrying amount recorded at December 31, 2025 were as follows:

(Dollars in thousands)
2026	$36,860
2027	61,414
2028	24,071
2029	12,891
2030	5,538
Thereafter	1,654
Total undiscounted future minimum lease payments receivable for direct financing and sales-type leases	142,428
Third-party residual value guarantees	—
Total carrying amount of minimum lease payments for direct financing and sales-type leases	$142,428

The Company did not record any contingent rental income from direct financing and sales-type leases in the three months ended December 31, 2025.

A number of factors that have affected the economic environment over the past few years have continued into 2025, including economic uncertainty, inflation, geopolitical conflict and tensions, and increased interest rates, with the Federal Reserve beginning to lower the target federal funds rate at the end of 2024. Since early 2025, global markets and the U.S. economy have also experienced disruption and volatility resulting from tariffs and other policies of the U.S. administration. Management continues to evaluate the loan and lease portfolio in order to assess the impact on repayment sources and underlying collateral that could result in additional losses and the impact to our customers and businesses as a result of these factors impacting the economy and will refine its estimate as developments occur and more information becomes available.

Activity in the allowance for credit losses by portfolio segment was as follows:

(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Three Months Ended December 31, 2025
Allowance for credit losses:
Term lending	$28,345	$(1,260)	$(1,081)	$2,767	$28,771
Asset-based lending	7,650	2,038	—	6	9,694
Factoring	4,319	(537)	—	2	3,784
Lease financing	1,040	(38)	(22)	57	1,037
SBA/USDA	4,807	373	(476)	5	4,709
Other commercial finance	90	12	—	—	102
Commercial finance	46,251	588	(1,579)	2,837	48,097
Consumer finance	6,422	4,122	(1,828)	324	9,040
Tax services	—	(1,398)	—	2,459	1,061
Warehouse finance	646	(4)	—	—	642
Total loans and leases	53,319	3,308	(3,407)	5,620	58,840
Unfunded commitments(1)	924	(78)	—	—	846
Total	$54,243	$3,230	$(3,407)	$5,620	$59,686
Three Months Ended December 31, 2024
Allowance for credit losses:
Term lending	$30,394	$7,289	$(8,375)	$617	$29,925
Asset-based lending	1,356	406	—	—	1,762
Factoring	5,757	(170)	(74)	252	5,765
Lease financing	1,189	(247)	(63)	2	881
Insurance premium finance	—	91	(93)	2	—
SBA/USDA	3,273	831	(297)	—	3,807
Other commercial finance	607	(186)	—	—	421
Commercial finance	42,576	8,014	(8,902)	873	42,561
Consumer finance	28,669	9,421	(8,085)	356	30,361
Tax services	2	1,301	(741)	228	790
Warehouse finance	518	107	—	—	625
Total loans and leases	71,765	18,843	(17,728)	1,457	74,337
Unfunded commitments(1)	695	(182)	—	—	513
Total	$72,460	$18,661	$(17,728)	$1,457	$74,850
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.

Information on loans and leases that are deemed to be collateral dependent and are evaluated individually for the ACL was as follows:

(Dollars in thousands)	December 31, 2025	September 30, 2025
Term lending	$38,713	$33,042
Asset-based lending	27,539	24,273
Factoring	658	—
Lease financing	4,003	3,985
SBA/USDA	8,523	6,147
Commercial finance(1)	79,436	67,447
Total	$79,436	$67,447
(1) For commercial finance, collateral dependent financial assets have collateral in the form of cash, equipment, or other business assets.

Management has identified certain structured finance credits for alternative energy projects in which a substantial cash collateral account has been established to mitigate credit risk. Due to the nature of the transactions and significant cash collateral positions, these credits are evaluated individually. The balance of these pass rated cash collateral loans totaled $102.9 million and $107.7 million at December 31, 2025 and at September 30, 2025, respectively.

Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the Bank's primary regulator, the Office of the Comptroller of the Currency (the "OCC"), to be of lesser quality as “substandard,” “doubtful” or “loss.” The loan classification and risk rating definitions are as follows:

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

The Company has various portfolios of consumer finance and tax services loans that present unique risks that are statistically managed. Due to the unique risks associated with these portfolios, the Company monitors other credit quality indicators in its evaluation of the appropriateness of the ACL on these portfolios, and as such, these loans are not included in the asset classification table below. The outstanding balances of consumer finance loans and tax services loans were $132.0 million and $62.0 million at December 31, 2025, respectively, and $93.3 million and $2.5 million at September 30, 2025, respectively.

The amortized cost basis of loans and leases by asset classification and year of origination was as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
December 31, 2025	2026	2025	2024	2023	2022	Prior
Term lending
Pass	$342,319	$879,125	$272,639	$257,255	$91,021	$85,413	$—	$1,927,772
Watch	1,939	107,434	122,665	18,390	10,997	70,898	—	332,323
Special mention	—	3,837	8,666	34,954	1,566	14,993	—	64,016
Substandard	—	29,102	31,402	37,697	10,273	67,536	—	176,010
Doubtful	—	1,249	3,386	625	1,122	274	—	6,656
Total	344,258	1,020,747	438,758	348,921	114,979	239,114	—	2,506,777
Current period charge-offs	—	—	288	309	333	151	—	1,081
Asset-based lending
Pass	—	—	—	—	—	—	294,153	294,153
Watch	—	—	—	—	—	—	271,721	271,721
Special mention	—	—	—	—	—	—	32,664	32,664
Substandard	—	—	—	—	—	—	27,860	27,860
Doubtful	—	—	—	—	—	—	2,919	2,919
Total	—	—	—	—	—	—	629,317	629,317
Current period charge-offs	—	—	—	—	—	—	—	—
Factoring
Pass	—	—	—	—	—	—	169,389	169,389
Watch	—	—	—	—	—	—	43,197	43,197
Substandard	—	—	—	—	—	—	1,302	1,302
Total	—	—	—	—	—	—	213,888	213,888
Current period charge-offs	—	—	—	—	—	—	—	—
Lease financing
Pass	16,080	14,142	30,547	32,626	1,744	2,920	—	98,059
Watch	29	3,783	15,118	618	—	36	—	19,584
Special mention	—	—	275	—	503	567	—	1,345
Substandard	—	1,067	3,873	5,206	1,144	6,077	—	17,367
Doubtful	—	—	—	150	—	—	—	150
Total	16,109	18,992	49,813	38,600	3,391	9,600	—	136,505
Current period charge-offs	—	—	—	—	—	22	—	22
SBA/USDA
Pass	51,619	65,447	61,610	71,987	105,511	69,953	—	426,127
Watch	250	3,729	7,217	117	10,251	3,629	—	25,193
Special mention	—	106	80	—	936	3,603	—	4,725
Substandard	659	1,872	6,818	10,029	11,765	32,766	—	63,909
Doubtful	—	283	—	—	224	—	—	507
Total	52,528	71,437	75,725	82,133	128,687	109,951	—	520,461
Current period charge-offs	—	—	121	355	—	—	—	476
Other commercial finance
Pass	2,000	8,955	59,893	—	—	68,944	—	139,792
Substandard	—	—	—	—	—	437	—	437
Total	2,000	8,955	59,893	—	—	69,381	—	140,229
Current period charge-offs	—	—	—	—	—	—	—	—
Warehouse finance
Pass	—	—	—	—	—	—	641,669	641,669
Total	—	—	—	—	—	—	641,669	641,669
Current period charge-offs	—	—	—	—	—	—	—	—
Total loans and leases
Pass	412,018	967,669	424,689	361,868	198,276	227,230	1,105,211	3,696,961
Watch	2,218	114,946	145,000	19,125	21,248	74,563	314,918	692,018

Special mention	—	3,943	9,021	34,954	3,005	19,163	32,664	102,750
Substandard	659	32,041	42,093	52,932	23,182	106,816	29,162	286,885
Doubtful	—	1,532	3,386	775	1,346	274	2,919	10,232
Total	$414,895	$1,120,131	$624,189	$469,654	$247,057	$428,046	$1,484,874	$4,788,846
Current period charge-offs	$—	$—	$409	$664	$333	$173	$—	$1,579

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
September 30, 2025	2025	2024	2023	2022	2021	Prior
Term lending
Pass	$935,599	$399,968	$298,678	$99,820	$43,216	$35,971	$—	$1,813,252
Watch	65,674	71,326	68,737	7,222	28,882	13,357	—	255,198
Special mention	56	68,989	3,762	826	11,078	65	—	84,776
Substandard	29,792	24,666	37,845	14,137	16,050	19,995	—	142,485
Doubtful	—	564	774	3,854	1,615	22	—	6,829
Total	1,031,121	565,513	409,796	125,859	100,841	69,410	—	2,302,540
Current period charge-offs	—	7,818	4,492	3,257	991	419	—	16,977
Asset-based lending
Pass	—	—	—	—	—	—	301,128	301,128
Watch	—	—	—	—	—	—	233,541	233,541
Special mention	—	—	—	—	—	—	31,702	31,702
Substandard	—	—	—	—	—	—	24,730	24,730
Doubtful	—	—	—	—	—	—	2,164	2,164
Total	—	—	—	—	—	—	593,265	593,265
Current period charge-offs	—	—	—	—	—	—	5,611	5,611
Factoring
Pass	—	—	—	—	—	—	179,352	179,352
Watch	—	—	—	—	—	—	36,218	36,218
Special mention	—	—	—	—	—	—	394	394
Substandard	—	—	—	—	—	—	1,537	1,537
Total	—	—	—	—	—	—	217,501	217,501
Current period charge-offs	—	—	—	—	—	—	1,479	1,479
Lease financing
Pass	43,710	20,259	36,483	2,270	1,089	4,439	—	108,250
Watch	13,587	5,181	13	635	1,059	—	—	20,475
Special mention	—	941	223	—	181	44	—	1,389
Substandard	7,190	—	5,375	1,377	4,088	905	—	18,935
Doubtful	—	—	150	—	37	—	—	187
Total	64,487	26,381	42,244	4,282	6,454	5,388	—	149,236
Current period charge-offs	—	—	320	—	1,005	101	—	1,426
Insurance premium finance
Current period charge-offs	—	62	31	—	—	—	—	93
SBA/USDA
Pass	79,928	61,063	93,459	136,075	19,674	30,962	—	421,161
Watch	2,651	5,117	136	12,477	691	3,598	—	24,670
Special mention	2,682	350	—	—	326	1,038	—	4,396
Substandard	315	3,176	12,721	7,678	2,235	30,588	—	56,713
Doubtful	221	2,687	1,592	—	—	48	—	4,548
Total	85,797	72,393	107,908	156,230	22,926	66,234	—	511,488
Current period charge-offs	74	882	537	90	55	1,011	—	2,649
Other commercial finance
Pass	8,770	63,200	—	134	12,471	62,495	—	147,070
Watch	—	—	2,418	—	—	—	—	2,418
Substandard	—	—	451	—	—	—	—	451

Total	8,770	63,200	2,869	134	12,471	62,495	—	149,939
Current period charge-offs	—	—	—	—	—	—	—	—
Warehouse finance
Pass	—	—	—	—	—	—	645,186	645,186
Total	—	—	—	—	—	—	645,186	645,186
Current period charge-offs	—	—	—	—	—	—	—	—
Total loans and leases
Pass	1,068,007	544,490	428,620	238,299	76,450	133,867	1,125,666	3,615,399
Watch	81,912	81,624	71,304	20,334	30,632	16,955	269,759	572,520
Special mention	2,738	70,280	3,985	826	11,585	1,147	32,096	122,657
Substandard	37,297	27,842	56,392	23,192	22,373	51,488	26,267	244,851
Doubtful	221	3,251	2,516	3,854	1,652	70	2,164	13,728
Total	$1,190,175	$727,487	$562,817	$286,505	$142,692	$203,527	$1,455,952	$4,569,155
Current period charge-offs	$74	$8,762	$5,380	$3,347	$2,051	$1,531	$7,090	$28,235

Past due loans and leases were as follows:

	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Nonaccrual Balance	Total
December 31, 2025
Loans held for sale	$148	$150	$235	$533	$87,436	$87,969	$235	$—	$235

Term lending	44,613	18,406	44,972	107,991	2,398,786	2,506,777	11,378	44,903	56,281
Asset-based lending	—	—	22,164	22,164	607,153	629,317	—	27,277	27,277
Factoring	1,258	—	—	1,258	212,630	213,888	—	1,170	1,170
Lease financing	4,348	721	4,139	9,208	127,297	136,505	—	4,174	4,174
SBA/USDA	4,059	3,744	18,828	26,631	493,830	520,461	69	18,820	18,889
Other commercial finance	—	—	—	—	140,229	140,229	—	437	437
Commercial finance	54,278	22,871	90,103	167,252	3,979,925	4,147,177	11,447	96,781	108,228
Consumer finance	1,383	691	602	2,676	129,369	132,045	602	—	602
Tax services	—	—	—	—	62,049	62,049	—	—	—
Warehouse finance	—	—	—	—	641,669	641,669	—	—	—
Total loans and leases held for investment	55,661	23,562	90,705	169,928	4,813,012	4,982,940	12,049	96,781	108,830
Total loans and leases	$55,809	$23,712	$90,940	$170,461	$4,900,448	$5,070,909	$12,284	$96,781	$109,065
September 30, 2025
Loans held for sale	$2,319	$1,860	$1,521	$5,700	$173,721	$179,421	$1,521	$—	$1,521

Term lending	29,283	8,869	30,734	68,886	2,233,654	2,302,540	4,420	38,959	43,379
Asset-based lending	—	—	—	—	593,265	593,265	—	24,327	24,327
Factoring	—	—	—	—	217,501	217,501	—	1,291	1,291
Lease financing	2,222	316	5,291	7,829	141,407	149,236	1,067	4,268	5,335
SBA/USDA	—	8,876	17,808	26,684	484,804	511,488	7,413	12,571	19,984
Other commercial finance	—	—	—	—	149,939	149,939	—	—	—
Commercial finance	31,505	18,061	53,833	103,399	3,820,570	3,923,969	12,900	81,416	94,316
Consumer finance	909	778	826	2,513	90,806	93,319	826	—	826
Tax services	—	—	2,477	2,477	55	2,532	2,477	—	2,477
Warehouse finance	—	—	—	—	645,186	645,186	—	—	—
Total loans and leases held for investment	32,414	18,839	57,136	108,389	4,556,617	4,665,006	16,203	81,416	97,619
Total loans and leases	$34,733	$20,699	$58,657	$114,089	$4,730,338	$4,844,427	$17,724	$81,416	$99,140

Nonaccrual loans and leases by year of origination were as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
December 31, 2025	2026	2025	2024	2023	2022	Prior
Term lending	$—	$—	$6,248	$15,341	$10,610	$12,704	$—	$44,903	$18,567
Asset-based lending	—	—	—	—	—	—	27,277	27,277	2,441
Factoring	—	—	—	—	—	—	1,170	1,170	244
Lease financing	—	—	—	150	—	4,024	—	4,174	4,003
SBA/USDA	—	446	5,635	12,596	—	143	—	18,820	1,794
Other commercial finance	—	—	—	437	—	—	—	437	—
Commercial finance	—	446	11,883	28,524	10,610	16,871	28,447	96,781	27,049
Total nonaccrual loans and leases	$—	$446	$11,883	$28,524	$10,610	$16,871	$28,447	$96,781	$27,049

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
September 30, 2025	2025	2024	2023	2022	2021	Prior
Term lending	$—	$1,383	$23,220	$3,469	$10,887	$—	$—	$38,959	$18,072
Asset-based lending	—	—	—	—	—	—	24,327	24,327	2,110
Factoring	—	—	—	—	—	—	1,291	1,291	—
Lease financing	—	—	150	—	3,511	607	—	4,268	3,985
SBA/USDA	221	4,605	7,675	—	22	48	—	12,571	—
Commercial finance	221	5,988	31,045	3,469	14,420	655	25,618	81,416	24,167
Total nonaccrual loans and leases	$221	$5,988	$31,045	$3,469	$14,420	$655	$25,618	$81,416	$24,167

Loans and leases that are 90 days or more delinquent and accruing by year of origination were as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
December 31, 2025	2026	2025	2024	2023	2022	Prior
Loans held for sale	$—	$66	$41	$101	$27	$—	$—	$235
Term lending	—	1,062	10,312	—	—	4	—	11,378
SBA/USDA	—	69	—	—	—	—	—	69
Commercial finance	—	1,131	10,312	—	—	4	—	11,447
Consumer finance	—	211	199	150	27	15	—	602
Total loans and leases held for investment	—	1,342	10,511	150	27	19	—	12,049
Total 90 days or more delinquent and accruing	$—	$1,408	$10,552	$251	$54	$19	$—	$12,284

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
September 30, 2025	2025	2024	2023	2022	2021	Prior
Loans held for sale	$521	$835	$150	$15	$—	$—	$—	$1,521
Term lending	—	2,942	—	—	—	1,478	—	4,420
Lease financing	277	—	—	789	1	—	—	1,067
SBA/USDA	1,139	495	5,683	—	—	96	—	7,413
Commercial finance	1,416	3,437	5,683	789	1	1,574	—	12,900
Consumer finance	241	348	180	44	13	—	—	826
Tax services	2,477	—	—	—	—	—	—	2,477
Total loans and leases held for investment	4,134	3,785	5,863	833	14	1,574	—	16,203
Total 90 days or more delinquent and accruing	$4,655	$4,620	$6,013	$848	$14	$1,574	$—	$17,724

Certain loans and leases 90 days or more past due as to interest or principal continue to accrue because they are (1) well-secured and in the process of collection or (2) consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due.

The following table provides the average recorded investment in nonaccrual loans and leases:

	Three Months Ended December 31,
(Dollars in thousands)	2025	2024
Term lending	$43,545	$23,208
Asset-based lending	26,443	591
Factoring	1,241	265
Lease financing	4,205	1,565
SBA/USDA	15,367	1,900
Other commercial finance	437	—
Commercial finance	91,238	27,529
Total loans and leases	$91,238	$27,529

The recognized interest income on the Company's nonaccrual loans and leases for the three months ended December 31, 2025 and 2024 was not significant.

Modifications made to borrowers experiencing financial difficulty during the three months ended December 31, 2025 were $2.6 million in the commercial finance loan portfolio. The types of modifications granted were term extensions. Modifications made to borrowers experiencing financial difficulty during the three months ended December 31, 2024 were $3.3 million in the commercial finance loan portfolio.

During the three months ended December 31, 2025, the Company had $1.0 million of commercial finance loans where a modification was granted in the previous 12 months in which there was a payment default. As of December 31, 2025, $1.0 million of modifications granted during the current three month period were in the 60-89 days past due category. During the three months ended December 31, 2024, the Company had $1.4 million of commercial finance loans where a modification was granted in the previous 12 months in which there was a payment default. As of December 31, 2024, no modifications granted during the three months ended December 31, 2024 were in the 60-89 days past due category.

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

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted earnings per share is presented below.

	Three Months Ended December 31,
(Dollars in thousands, except per share data)	2025	2024
Basic income per common share:
Net income attributable to Pathward Financial, Inc.	$35,166	$29,967
Dividends and undistributed earnings allocated to participating securities	(49)	(124)
Basic net earnings available to common stockholders	35,117	29,843
Undistributed earnings allocated to nonvested restricted stockholders	48	119
Reallocation of undistributed earnings to nonvested restricted stockholders	(48)	(118)
Diluted net earnings available to common stockholders	$35,117	$29,844

Total weighted-average basic common shares outstanding	22,312,973	24,221,697
Effect of dilutive securities(1)
PSUs	68,487	58,674
Total effect of dilutive securities	68,487	58,674
Total weighted-average diluted common shares outstanding	22,381,460	24,280,371

Net earnings per common share:
Basic earnings per common share	$1.57	$1.23
Diluted earnings per common share(2)	$1.57	$1.23
(1) Represents the effect of the assumed vesting of PSUs and restricted stock, as applicable, utilizing the treasury stock method.
(2) Excluded from the computation of diluted earnings per share for the three months ended December 31, 2025 and 2024, respectively, were 31,682 and 100,406 weighted average shares of nonvested restricted stock because their inclusion would be anti-dilutive.

NOTE 6. RENTAL EQUIPMENT, NET

Rental equipment consists of the following:

(Dollars in thousands)	December 31, 2025	September 30, 2025
Computers and IT networking equipment	$9,495	$11,723
Motor vehicles and other	133,983	141,101
Other furniture and equipment	24,587	26,040
Solar panels and equipment	118,142	111,447
Total	286,207	290,311

Accumulated depreciation	(132,261)	(131,530)
Unamortized initial direct costs	587	665
Net book value	$154,533	$159,446

Future minimum lease payments expected to be received for operating leases at December 31, 2025 were as follows:

(Dollars in thousands)
Remaining in 2026	$24,645
2027	26,982
2028	18,622
2029	12,992
2030	3,677
Thereafter	2,808
Total	$89,726

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

The Company held a total of $297.9 million of goodwill at December 31, 2025. The recorded goodwill is a result of multiple business combinations that occurred from 2015 to 2018. There have been no changes to the carrying amount of goodwill during the three months ended December 31, 2025.

The changes in the carrying amount of the Company’s intangible assets were as follows:

(Dollars in thousands)	Trademark(1)	Customer Relationships(2)	All Others(3)	Total
September 30, 2025	$5,346	$4,111	$3,045	$12,502
Amortization during the period	(274)	(312)	(132)	(718)
December 31, 2025	$5,072	$3,799	$2,913	$11,784

Gross carrying amount	$13,774	$70,338	$7,732	$91,844
Accumulated amortization	(8,702)	(55,621)	(4,666)	(68,989)
Accumulated impairment	—	(10,918)	(153)	(11,071)
December 31, 2025	$5,072	$3,799	$2,913	$11,784

September 30, 2024	$6,422	$6,566	$3,601	$16,589
Amortization during the period	(269)	(411)	(132)	(812)
Write-offs and disposals during the period	—	(631)	—	(631)
December 31, 2024	$6,153	$5,524	$3,469	$15,146

Gross carrying amount	$13,774	$70,338	$7,732	$91,844
Accumulated amortization	(7,621)	(53,896)	(4,110)	(65,627)
Accumulated impairment	—	(10,918)	(153)	(11,071)
December 31, 2024	$6,153	$5,524	$3,469	$15,146
(1) Book amortization period of 5-15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 10-30 years. Amortized using the accelerated method.
(3) Book amortization period of 3-20 years. Amortized using the straight line method.

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in the remaining nine months of fiscal 2026 and subsequent fiscal years at December 31, 2025 was as follows:

(Dollars in thousands)
Remaining in 2026	$2,386
2027	2,484
2028	2,195
2029	1,577
2030	1,473
Thereafter	1,669
Total anticipated intangible amortization	$11,784

There were no impairments to intangible assets during the three months ended December 31, 2025 and 2024. Intangible impairment expense is recorded within the impairment expense line of the Condensed Consolidated Statements of Operations.

NOTE 8. OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease right-of-use ("ROU") assets, included in other assets, were $22.0 million and $22.7 million at December 31, 2025 and September 30, 2025, respectively.

Operating lease liabilities, included in accrued expenses and other liabilities, were $23.2 million and $24.0 million at December 31, 2025 and September 30, 2025, respectively.

The decreases in lease ROU assets and liabilities relate to normal amortization and lease payments made during the three months ended December 31, 2025.

Undiscounted future minimum operating lease payments and a reconciliation to the amount recorded as operating lease liabilities at December 31, 2025 were as follows:

(Dollars in thousands)
Remaining in 2026	$2,575
2027	3,356
2028	3,447
2029	3,486
2030	3,036
Thereafter	10,071
Total undiscounted future minimum lease payments	25,971
Discount	(2,723)
Total operating lease liabilities	$23,248

The weighted-average discount rate and remaining lease term for operating leases were as follows:

	December 31, 2025	September 30, 2025
Weighted-average discount rate	2.64%	2.65%
Weighted-average remaining lease term (years)	7.74	7.97

The components of total lease costs for operating leases were as follows:

	Three Months Ended December 31,
(Dollars in thousands)	2025	2024
Lease expense	$894	$919
Short-term and variable lease cost	29	21
Sublease income	(412)	(352)
Total lease cost for operating leases	$511	$588

NOTE 9. STOCKHOLDERS' EQUITY

Repurchase of Common Stock. The Company's Board of Directors authorized a share repurchase program to repurchase up to 7,000,000 shares of the Company's outstanding common stock on or before September 30, 2028. During the three months ended December 31, 2025 and 2024, the Company repurchased 651,804 and 701,860 shares, respectively, as part of the share repurchase program.

Under the repurchase program, repurchased shares were retired and designated as authorized but unissued shares. The Company accounts for repurchased shares using the par value method under which the repurchase price is credited to paid-in capital up to the par value of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. As of December 31, 2025, 4,286,012 shares of common stock remained available for repurchase.

For the three months ended December 31, 2025 and 2024, the Company also repurchased 51,068 and 66,446 shares, or $3.5 million and $4.6 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Retirement of Treasury Stock. The Company accounts for the retirement of repurchased shares, including treasury stock, using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. The Company retired 70,215 and zero shares of common stock held in treasury during the three months ended December 31, 2025 and 2024.

NOTE 10. STOCK COMPENSATION

The Pathward Financial, Inc. 2023 Omnibus Incentive Plan permits the granting of various types of awards including but not limited to nonvested (restricted) shares and PSUs to certain officers and directors of the Company. Awards may be granted by the Compensation Committee of the Board of Directors based on the performance of the award recipients or other relevant factors.

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

The Company also grants selected executives PSU awards. The vesting of these awards is contingent on meeting company-wide performance goals, including earnings per share and total shareholder return. The awards generally vest over a period of three years and have payout levels ranging from a threshold of 50% to a maximum of 200%. Upon vesting, each PSU earned is converted into one share of common stock.

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

The following tables show the activity of share awards (including shares of restricted stock subject to vesting, fully-vested restricted stock, RSUs and PSUs) granted, exercised or forfeited under all of the Company's incentive plans during the three months ended December 31, 2025.

	Number of Shares	Weighted Average Fair Value at Grant
Restricted Stock Awards
Nonvested shares outstanding, September 30, 2025	81,697	$47.77
Granted	—	—
Vested	(60,903)	46.48
Forfeited or expired	—	—
Nonvested shares outstanding, December 31, 2025	20,794	$51.51
RSUs
Nonvested shares outstanding, September 30, 2025	92,620	$79.19
Granted	119,228	68.88
Vested	(27,903)	79.48
Forfeited or expired	(2,420)	73.49
Nonvested shares outstanding, December 31, 2025	181,525	$72.45
PSUs
PSUs outstanding, September 30, 2025	142,366	$52.59
Granted	49,816	65.74
Adjustment for performance achievement(1)	15,901	38.94
Vested	(71,934)	38.94
Forfeited or expired	—	—
PSUs outstanding, December 31, 2025	136,149	$63.02
(1) The final performance was assessed after September 30, 2025, resulted in an achievement greater than target, and an additional 15,901 shares were allocated to the participants in the plan.

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

The Company recognized total stock-based compensation expense of $2.9 million and $1.6 million for the three months ended December 31, 2025 and 2024, respectively. This expense is recorded primarily within compensation and benefits on the Condensed Consolidated Statements of Operations.

As of December 31, 2025, stock-based compensation expense not yet recognized in income totaled $16.9 million, which is expected to be recognized over a weighted average remaining period of 1.97 years.

NOTE 11. INCOME TAXES

The Company recorded an income tax expense of $7.2 million for the three months ended December 31, 2025, resulting in an effective tax rate of 16.9%, compared to an income tax expense of $6.0 million, or an effective tax rate of 16.6%, for the three months ended December 31, 2024. The Company’s effective tax rate was lower than the U.S. statutory rate of 21% primarily because of the effect of investment tax credits during fiscal year 2026. The Company's effective tax rate in the future will depend in part on actual investment tax credits generated from qualified renewable energy property.

The table below compares the income tax expense components for the periods presented.

	Three Months Ended December 31,
(Dollars in thousands)	2025	2024
Provision at statutory rate	$8,896	$7,554
Tax-exempt income	(150)	(168)
State income taxes	1,535	1,177
Interim period effective rate adjustment	2,679	1,803
Tax credit investments, net - federal	(5,180)	(3,167)
162(m) disallowance	176	55
Other, net	(763)	(1,249)
Income tax expense	$7,193	$6,005
Effective tax rate	16.9%	16.6%

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

(Dollars in thousands)	Consumer		Commercial		Corporate Services/Other		Consolidated Company
Three Months Ended December 31,	2025	2024	2025	2024	2025	2024	2025	2024
Net interest income (expense)(1)	$70,892	$81,063	$49,820	$43,293	$(1,374)	$895	$119,338	$125,251
Noninterest income:
Refund transfer product fees	355	410	—	—	—	—	355	410
Refund advance and other tax fee income(1)	131	459	—	—	—	—	131	459
Card and deposit fees	29,949	28,828	184	232	7	6	30,140	29,066
Rental income(1)	—	—	11,381	13,508	239	200	11,620	13,708
(Loss) on sale of securities(1)	—	—	—	—	—	(15,671)	—	(15,671)
Gain on divestitures(1)	—	—	—	—	—	16,404	—	16,404
Secondary market revenue(1)	—	40	4,157	4,338	—	—	4,157	4,378
Gain on sale of other(1)	—	—	488	531	—	456	488	987
Other income(1)	1,626	3,864	4,399	2,630	847	1,143	6,872	7,637
Total noninterest income	32,061	33,601	20,609	21,239	1,093	2,538	53,763	57,378
Revenue	$102,953	$114,664	$70,429	$64,532	$(281)	$3,433	$173,101	$182,629
(1) These revenues are not within the scope of Topic 606. Additional details are included in other footnotes to the accompanying financial statements. The scope of Topic 606 explicitly excludes net interest income as well as many other revenues for financial assets and liabilities, including loans, leases, and securities.

Following is a discussion of key revenues within the scope of Topic 606. The Company provides services to customers that have related performance obligations that must be completed to recognize revenue. Revenues are generally recognized immediately upon the completion of the service or over time as services are performed. Any services performed over time generally require that the Company renders services each period; therefore, the Company measures progress in completing these services based upon the passage of time. Revenue from contracts with customers did not generate significant contract assets and liabilities for the three months ended December 31, 2025.

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

Deposit fees relate to the Partner Solutions and Commercial Finance business lines and consist of income from banking and deposit-related services, including account services, overdraft protection, and wire transfers. Fee income for account services is recognized over the course of the month as the performance obligation is satisfied. Fee income for overdraft protection and wire transfers is recognized at the point in time when such event occurs. For partner solutions, the fees for account services and overdraft protection are based on standalone pricing within the terms and conditions of the Program Agreement with the sponsorship partner. For these relationships, the Company is considered the agent and certain expenses with the partner are netted with deposit fee revenue. For Commercial Finance, fees for wire transfers are based on standalone pricing within the terms and conditions of the customer deposit agreement. Bank and deposit fees for the Partner Solutions and Commercial Finance business lines are included in the Consumer and Commercial reporting segments, respectively. Also included within Card and Deposit Fees for the Consumer reporting segment are monthly servicing fees the Company recognizes for custodial deposits. This fee income is for services the Bank performs to maintain records of cardholder funds placed at one or more third-party banks insured by the Federal Deposit Insurance Corporation ("FDIC"). The servicing fee is typically reflective of the effective federal funds rate ("EFFR").

NOTE 13. SEGMENT REPORTING

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker ("CODM") to appropriately allocate entity resources and evaluate performance. The Company has identified the CODM to be the Chief Executive Officer of Pathward Financial, Inc.

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

The following table presents segment data for the Company:

(Dollars in thousands)	Consumer		Commercial		Corporate Services/Other		Total
Three Months Ended December 31,	2025	2024	2025	2024	2025	2024	2025	2024
Interest and dividend income	$72,504	$83,374	$83,835	$74,614	$(35,117)	$(29,631)	$121,222	$128,357
Interest expense	1,612	2,311	34,015	31,321	(33,743)	(30,526)	1,884	3,106
Net interest income (expense)	70,892	81,063	49,820	43,293	(1,374)	895	119,338	125,251
Provision for (reversal of) credit loss	2,724	10,724	510	7,831	(4)	106	3,230	18,661
Net interest income (expense) after provision for (reversal of) credit loss	68,168	70,339	49,310	35,462	(1,370)	789	116,108	106,590
Noninterest income	32,061	33,601	20,609	21,239	1,093	2,538	53,763	57,378
Noninterest expense
Compensation and benefits	7,944	7,757	11,590	13,341	32,330	28,194	51,864	49,292
Building and software	2,918	2,225	2,400	2,271	7,262	5,210	12,580	9,706
Operating lease equipment depreciation	—	—	9,995	11,426	—	—	9,995	11,426
Rate related card expenses	23,800	25,624	—	—	—	—	23,800	25,624
Other card expenses	6,626	7,682	—	—	11	8	6,637	7,690
Tax product expenses	145	142	—	—	—	—	145	142
Loan expenses	1,078	1,116	4,655	3,289	—	—	5,733	4,405
Legal and consulting	578	581	912	967	4,064	3,677	5,554	5,225
SG & A intercompany allocations	18,853	16,857	8,054	8,058	(26,907)	(24,915)	—	—
Consumer lending program expenses	124	4,238	—	—	—	—	124	4,238
Other expenses	4,363	4,015	1,458	1,470	4,960	4,564	10,781	10,049
Total noninterest expense	66,429	70,237	39,064	40,822	21,720	16,738	127,213	127,797
Income (loss) before income tax expense	33,800	33,703	30,855	15,879	(21,997)	(13,411)	42,658	36,171

Total assets	476,771	509,774	4,577,774	4,086,116	2,505,660	3,007,535	7,560,205	7,603,425
Total goodwill	87,145	87,145	210,783	210,783	—	—	297,928	297,928
Total deposits	6,115,003	6,305,236	2,532	1,439	232,859	212,278	6,350,394	6,518,953

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

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Derivatives. The Bank's use of derivatives is limited to the Consumer Lending Programs. Under these Programs, the Bank has an agreement with a third party to originate consumer loans that are included in the Bank's held for investment or held for sale portfolios. The third party provides a target return to the Company on the portfolio of loans retained by the Bank and all interest received from borrowers on such loans above the target return and after all charge-offs have been covered is paid to the third party as excess interest and servicing. The primary drivers of the derivative value include the Company's ability to settle the loans at par value and the third party partners' rights of first refusal to purchase loans that the Company intends to sell. The Company estimates the fair value of the derivative instrument using a market approach considering primarily the average interest rate on the underlying loans and the credit spread relative to the risk-free rate in order to validate that the value of the loans is in excess of par and thus the derivative could be settled by either party at no cost. The Company considers this derivative instrument to be within Level 3 of the fair value hierarchy, as it utilizes inputs from sales or securitization transactions involving similar loans. As of December 31, 2025 and September 30, 2025, the Company determined the derivatives had no fair value, respectively, thus eliminating the need for further disclosures regarding Level 3 inputs as outlined in ASC 820.

The following table summarizes the fair values of debt securities AFS and equity securities as they are measured at fair value on a recurring basis.

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2025
Debt securities AFS
Corporate securities	$22,500	$—	$22,500	$—
SBA securities	10,414	—	10,414	—
Obligations of states and political subdivisions	162	—	162	—
Non-bank qualified obligations of states and political subdivisions	183,234	—	183,234	—
Asset-backed securities	133,125	—	133,125	—
Mortgage-backed securities	960,612	—	960,612	—
Total debt securities AFS	$1,310,047	$—	$1,310,047	$—
Common equities and mutual funds(1)	$4,675	$4,675	$—	$—
Non-marketable equity securities(2)	$13,782	$—	$—	$—

September 30, 2025
Debt securities AFS
Corporate securities	$21,250	$—	$21,250	$—
SBA securities	10,769	—	10,769	—
Obligations of states and political subdivisions	162	—	162	—
Non-bank qualified obligations of states and political subdivisions	187,040	—	187,040	—
Asset-backed securities	136,372	—	136,372	—
Mortgage-backed securities	972,250	—	972,250	—
Total debt securities AFS	$1,327,843	$—	$1,327,843	$—
Common equities and mutual funds(1)	$3,787	$3,787	$—	$—
Non-marketable equity securities(2)	$13,237	$—	$—	$—
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at December 31, 2025 and September 30, 2025.
(2) Consists of certain non-marketable equity securities that are measured at fair value using NAV as a practical expedient and are excluded from the fair value hierarchy.

Loans and Leases. The Company does not record loans and leases at fair value on a recurring basis. However, if a loan or lease is individually evaluated for risk of credit loss and repayment is expected to be solely provided by the values of the underlying collateral, the Company measures fair value on a nonrecurring basis. Fair value is determined by the fair value of the underlying collateral less estimated costs to sell. The fair value of the collateral is determined based on the internal estimates and/or assessment provided by third-party appraisers and the valuation relies on discount rates ranging from 3% to 29%.

The following table summarizes the assets of the Company that are measured at fair value in the Condensed Consolidated Statements of Financial Condition on a nonrecurring basis:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2025
Loans and leases, net individually evaluated for credit loss
Commercial finance	$38,202	$—	$—	$38,202
Total loans and leases, net individually evaluated for credit loss	38,202	—	—	38,202
Total	$38,202	$—	$—	$38,202

September 30, 2025
Loans and leases, net individually evaluated for credit loss
Commercial finance	$32,321	$—	$—	$32,321
Total loans and leases, net individually evaluated for credit loss	32,321	—	—	32,321
Total	$32,321	$—	$—	$32,321

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value at December 31, 2025	Fair Value at September 30, 2025	Valuation Technique	Unobservable Input	Range of Inputs
Loans and leases, net individually evaluated for credit loss	$38,202	$32,321	Market approach	Appraised values(1)	3% - 29%
(1) The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimating selling costs and other inputs in a range of 3% to 29%.

Management discloses the estimated fair value of financial instruments, including assets and liabilities on and off the Condensed Consolidated Statements of Financial Condition, for which it is practicable to estimate fair value. These fair value estimates were made at December 31, 2025 and September 30, 2025 based on relevant market information and information about financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, since there is no active market for certain financial instruments of the Company, the estimates of fair value are subjective in nature, involve uncertainties, and include matters of significant judgment. Changes in assumptions as well as tax considerations could significantly affect the estimated values. Accordingly, the aggregate fair value estimates are not intended to represent the underlying value of the Company, on either a going concern or a liquidation basis.

The following tables present the carrying amount and estimated fair value of the financial instruments held by the Company:

	December 31, 2025
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$331,217	$331,217	$331,217	$—	$—
Debt securities available for sale	1,310,047	1,310,047	—	1,310,047	—
Debt securities held to maturity	28,662	25,089	—	25,089	—
Common equities and mutual funds(1)	4,675	4,675	4,675	—	—
Non-marketable equity securities(1)(2)	21,193	21,193	—	7,411	—
Loans held for sale	87,969	87,969	—	87,969	—
Loans and leases	4,982,940	4,924,188	—	—	4,924,188
Federal Reserve Bank and Federal Home Loan Bank stocks	24,310	24,310	—	24,310	—
Accrued interest receivable	36,174	36,174	36,174	—	—
Financial liabilities
Deposits	6,350,394	6,350,383	6,347,754	2,629	—
Overnight federal funds purchased	—	—	—	—	—
Other short- and long-term borrowings	33,482	33,870	—	33,870	—
Accrued interest payable	727	727	727	—	—
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at December 31, 2025.
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
(1) Equity securities at fair value are included within other assets on the Consolidated Statements of Financial Condition at September 30, 2025.
(2) Includes certain non-marketable equity securities that are measured at fair value using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

NOTE 15. SUBSEQUENT EVENTS

Management has evaluated subsequent events that occurred after December 31, 2025. During this period, up to the filing date of this Quarterly Report on Form 10-Q, management did not identify any material subsequent events that would require recognition or disclosure in our Condensed Consolidated Financial Statements as of or for the quarter ended December 31, 2025.

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

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” "target," or the negative of those terms, or other words of similar meaning or similar expressions. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements are based on information currently available to us and assumptions about future events, and include statements with respect to the Company’s beliefs, expectations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such risks, uncertainties and other factors may cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Such statements address, among others, the following subjects: future operating results, including our performance expectations; progress on key strategic initiatives; expected results of our partnerships; impacts of our improved data analytics, underwriting, and monitoring processes; expected nonperforming loan resolutions and net charge-off rates; the performance of our securities portfolio; the impact of card balances related to government stimulus programs; customer retention; loan and other product demand; new products and services; credit quality; the level of net charge-offs and the adequacy of the allowance for credit losses; and technology. The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: maintaining our executive management team; expected growth opportunities may not be realized or may take longer to realize than expected; our ability to successfully implement measures designed to reduce expenses and increase efficiencies; changes in trade, monetary, and fiscal policies and laws, including actual changes in interest rates and the Fed Funds rate and changes in international trade policies, tariffs and treaties affecting imports and exports, and their related impacts on macroeconomic conditions, customer behavior, funding costs and loan and securities portfolios; changes in tax laws; trade disputes, barriers to trade or the emergence of trade restrictions; the strength of the United States' economy, and the local economies in which the Company operates; adverse developments in the financial services industry generally such as bank failures, responsive measures to mitigate and manage such developments, related supervisory and regulatory actions and costs, and related impacts on customer behavior; inflation, market, and monetary fluctuations; our liquidity and capital positions, including the sufficiency of our liquidity; the timely and efficient development of new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value and acceptance of these products and services by users; the Bank's ability to maintain its Durbin Amendment exemption; the risks of dealing with or utilizing third parties, including, in connection with the Company’s prepaid card and tax refund advance businesses, the risk of reduced volume of refund advance loans as a result of reduced customer demand for or usage of the Bank’s strategic partners’ refund advance products; our relationship with, and any actions which may be initiated by, our regulators, and any related increases in compliance and other costs; changes in financial services laws and regulations, including laws and regulations relating to the tax refund industry; technological changes, including, but not limited to, the protection of our electronic systems and information; the impact of acquisitions and divestitures; litigation risk; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by the Bank of its status as a well-capitalized institution; changes in consumer borrowing, spending, and saving habits; losses from fraudulent or illegal activity; technological risks and developments and cyber threats, attacks, or events; the success of the Company at maintaining its high quality asset level and managing and collecting assets of borrowers in default should problem assets increase; and the potential adverse effects of unusual and infrequently occurring events, including the impact on financial markets from geopolitical conflicts and tensions, weather-related disasters, or public health events, such as pandemics, and any governmental or societal responses thereto.

The foregoing list of factors is not exclusive. We caution you not to place undue reliance on these forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q speak only as of the date hereof. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Additional discussions of factors affecting the Company’s business and prospects are reflected under the caption “Risk Factors” and in other sections of the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended September 30, 2025, and in the Company's other filings made with the SEC. The Company expressly disclaims any intent or obligation to update, revise, or clarify any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company or its subsidiaries, whether as a result of new information, changed circumstances, or future events or for any other reason.

GENERAL

Pathward Financial, a registered bank holding company that has elected to be a financial holding company, is a Delaware corporation. Pathward Financial's principal assets are all the issued and outstanding shares of the Bank, a chartered national bank, the accounts of which are insured up to applicable limits by the FDIC as administrator of the Deposit Insurance Fund. Unless the context otherwise requires, references herein to the Company include Pathward Financial and the Bank, and all direct or indirect subsidiaries of Pathward Financial on a consolidated basis.

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “CASH.”

The following discussion focuses on the consolidated financial condition of the Company at December 31, 2025, compared to September 30, 2025, and the consolidated results of operations for the three months ended December 31, 2025 and 2024. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the fiscal year ended September 30, 2025 and the related management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

EXECUTIVE SUMMARY

Financial Highlights for the 2026 Fiscal First Quarter

All highlights are compared to the same fiscal quarter in the prior year period.

•Total revenue for the first quarter was $173.1 million. Net interest income on commercial finance loans increased $9.2 million reflecting the ongoing balance sheet optimization strategy.

•New loan originations during the quarter increased from $1.38 billion to $1.89 billion, driven by increases in consumer and commercial finance. The increase in consumer loan originations was primarily due to the new contract announced during fiscal 2025 and growth with current partners.

•Annualized return on average assets was 1.87% and return on average tangible equity was 26.72%, both improvements over the prior year period.

•The Company repurchased 651,804 shares of common stock at an average share price of $72.07. As of December 31, 2025, there were 4,286,012 shares available for repurchase under the current common stock share repurchase program.

FINANCIAL CONDITION

At December 31, 2025, the Company’s total assets increased to $7.56 billion compared to $7.17 billion at September 30, 2025, primarily due to growth of $317.9 million in loans and leases and $210.6 million in cash and cash equivalents, partially offset by reductions of $91.5 million in loans held for sale, $18.7 million in other assets and $17.8 million in debt securities AFS.

Total cash and cash equivalents were $331.2 million at December 31, 2025, increasing from $120.6 million at September 30, 2025. The Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the FRB. At December 31, 2025, the Company did not have any federal funds sold.

The Company's investment security balances at December 31, 2025 totaled $1.34 billion, as compared to $1.36 billion at September 30, 2025, due to maturities and principal pay downs. The Company’s portfolio of securities customarily consists primarily of MBS, which have expected lives much shorter than the stated final maturity, non-bank qualified obligations of states and political subdivisions, which mature in approximately 15 years or less, and other tax exempt municipal mortgage related pass through securities which have average lives much shorter than their stated final maturities. During the three months ended December 31, 2025, the Company made no purchases of investment securities.

Through the Bank, the Company owns stock in the FHLB due to the Bank’s membership and participation in this banking system as well as stock in the FRB. The FHLB requires a level of stock investment based on a pre-determined formula. The Company’s investment in these stocks was $24.3 million at December 31, 2025 and $24.7 million at September 30, 2025, as redemptions were partially offset by purchases of FHLB membership stock during the three months ended December 31, 2025.

Loans held for sale at December 31, 2025 totaled $88.0 million, decreasing from $179.4 million at September 30, 2025. This decrease was primarily driven by the sale of more than half of the held for sale consumer finance portfolio in October 2025, partially offset by an increase in SBA/USDA loans held for sale at December 31, 2025 compared to September 30, 2025.

Total gross loans and leases totaled $4.98 billion at December 31, 2025, as compared to $4.66 billion at September 30, 2025. The increase was due to increases in the commercial finance, seasonal tax services, and seasonal consumer finance portfolios, partially offset by a slight decrease in the warehouse finance portfolio. See Note 4. Loans and Leases, Net to the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Commercial finance loans, which comprised 83% of the Company's loan and lease portfolio, totaled $4.15 billion at December 31, 2025, reflecting an increase of $223.2 million, or 6%, from September 30, 2025. The increase was primarily driven by increases of $204.2 million in term lending and $36.1 million in asset-based lending, partially offset by decreases in lease financing, other commercial finance, and factoring.

Total end-of-period deposits increased 8% to $6.35 billion at December 31, 2025, compared to $5.89 billion at September 30, 2025, primarily driven by increases in noninterest-bearing deposits of $458.6 million and in money market deposits of $5.9 million, partially offset by a decrease in savings deposits of $1.4 million.

The Company's total borrowings decreased from $42.5 million at September 30, 2025 to $33.5 million at December 31, 2025, primarily driven by a decrease in short-term borrowings of $9.0 million as the Company used total deposits to fund loans and leases and investment balances. The Company's short-term borrowings fluctuate on a daily basis due to the nature of a portion of its noninterest-bearing deposit base.

At December 31, 2025, the Company’s stockholders’ equity totaled $853.7 million, a decrease of $3.7 million, from $857.5 million at September 30, 2025. The decrease was primarily attributable to a decrease in retained earnings, partially offset by a decrease in accumulated other comprehensive loss. The Company and Bank remained above the federal regulatory minimum capital requirements at December 31, 2025, and continued to be classified as well-capitalized, and in good standing with the regulatory agencies. See “Liquidity and Capital Resources” for further information.

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

The Company meets the Right of Set off criteria in ASC 210-20, Balance Sheet - Offsetting, for all payments negative deposit balances with the exception of DDA overdrafts. The following table summarizes the Company's negative deposit balances within the Partner Solutions business line:

(Dollars in thousands)	December 31, 2025	September 30, 2025
Noninterest-bearing deposits	$6,366,126	$5,886,873
Prefunding	(264,059)	(245,841)
Discount funding	(8,531)	(3,501)
DDA overdrafts	(15,345)	(17,977)
Noninterest-bearing checking, net	$6,078,191	$5,619,554

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

As of December 31, 2025, the Company managed $1.05 billion of customer deposits at other banks in its capacity as custodian. These deposits provide the Company with the ability to earn servicing fee income, typically reflective of the EFFR.

RESULTS OF OPERATIONS

The following tables present, for the periods indicated, the Company’s total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. The balances presented in the tables below are calculated on a daily average basis. Tax-equivalent adjustments have been made in yields on interest-bearing assets and net interest margin ("NIM"). Nonaccruing loans and leases have been included in the table as loans or leases carrying a zero yield.

	Three Months Ended December 31,
	2025			2024
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)
Interest-earning assets:
Cash and fed funds sold	$275,336	$1,799	2.59%	$239,614	$2,258	3.74%
Mortgage-backed securities	1,122,081	7,812	2.76%	1,309,926	8,986	2.72%
Tax-exempt investment securities	107,375	734	3.43%	120,707	845	3.52%
Asset-backed securities	136,468	1,747	5.08%	188,163	2,604	5.49%
Other investment securities	173,376	1,355	3.10%	234,087	1,815	3.07%
Total investments	1,539,300	11,648	3.05%	1,852,883	14,250	3.10%
Commercial finance	4,109,353	83,833	8.09%	3,687,369	74,612	8.03%
Consumer finance	199,184	9,457	18.84%	316,402	22,341	28.01%
Tax services	45,053	(40)	(0.35)%	36,785	132	1.43%
Warehouse finance	644,467	14,525	8.94%	603,824	14,764	9.70%
Total loans and leases	4,998,057	107,775	8.56%	4,644,380	111,849	9.55%
Total interest-earning assets	6,812,693	$121,222	7.07%	6,736,877	$128,357	7.57%
Noninterest-earning assets	645,462			629,600
Total assets	$7,458,155			$7,366,477

Interest-bearing liabilities:
Interest-bearing checking	$944	$—	0.08%	$685	$—	0.21%
Savings	44,018	4	0.03%	45,469	3	0.03%
Money markets	212,420	169	0.31%	180,104	385	0.85%
Time deposits	2,636	6	0.91%	4,208	3	0.25%
Wholesale deposits	2,687	27	4.02%	26,892	384	5.67%
Total interest-bearing deposits (a)	262,705	206	0.31%	257,358	775	1.19%
Overnight fed funds purchased	98,240	1,047	4.23%	131,337	1,670	5.05%
Subordinated debentures	19,805	357	7.15%	19,702	355	7.14%
Other borrowings	13,661	274	7.95%	13,661	306	8.89%
Total borrowings	131,706	1,678	5.06%	164,700	2,331	5.62%
Total interest-bearing liabilities	394,411	1,884	1.90%	422,058	3,106	2.92%
Noninterest-bearing deposits (b)	5,911,161	—	—%	5,823,877	—	—%
Total deposits and interest-bearing liabilities	6,305,572	$1,884	0.12%	6,245,935	$3,106	0.20%
Other noninterest-bearing liabilities	320,242			335,839
Total liabilities	6,625,814			6,581,774
Shareholders' equity	832,341			784,703
Total liabilities and shareholders' equity	$7,458,155			$7,366,477
Net interest income and net interest rate spread including noninterest-bearing deposits		$119,338	6.95%		$125,251	7.37%

Net interest margin			6.95%			7.38%
Tax-equivalent effect			0.01%			0.01%
Net interest margin, tax-equivalent(2)			6.96%			7.39%

Total cost of deposits (a+b)	6,173,866	206	0.01%	6,081,235	775	0.05%
(1) Tax rate used to arrive at the TEY for the three months ended December 31, 2025 and 2024 was 21%.
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

General
The Company reported net income of $35.2 million, or $1.57 per diluted share, for the three months ended December 31, 2025, compared to net income of $30.0 million, or $1.23 per diluted share, for the three months ended December 31, 2024.

Net Interest Income
Net interest income for the first quarter of fiscal 2026 was $119.3 million, which was a decrease of 5% compared to the same quarter in fiscal 2025.

The Company’s average interest-earning assets for the first quarter of fiscal 2026 increased by $75.8 million to $6.81 billion compared to the same quarter in fiscal 2025, primarily due to increases in average outstanding balances in total loan and lease balances partially offset by decreases in securities investment balances. The first quarter average outstanding balance of loans and leases increased $353.7 million compared to the same quarter of the prior fiscal year, due to increases in the commercial finance, warehouse finance, and tax services portfolios, partially offset by a decrease in the consumer finance portfolio.

Fiscal 2026 first quarter NIM decreased to 6.95% from 7.38% in the first fiscal quarter of 2025. The overall reported tax-equivalent yield (“TEY”) on average interest-earning assets decreased 50 basis points to 7.07% compared to the prior year quarter. The yield on the loan and lease portfolio was 8.56% compared to 9.55% for the comparable period last year and the TEY on the securities portfolio was 3.05% compared to 3.10% over that same period. The decreases in NIM, the TEY on average interest-earning assets, and the yield on the loan and lease portfolio was primarily driven by the sale of more than half of the held for sale consumer finance portfolio in October 2025 that was accounted for using a gross accounting methodology, and therefore, recorded at higher yields with offsetting entries not included in net interest income.

The Company's cost of funds for all deposits and borrowings averaged 0.12% during the fiscal 2026 first quarter, as compared to 0.20% during the prior year quarter. The Company's overall cost of deposits was 0.01% in the fiscal first quarter of 2026, as compared to 0.05% during the prior year quarter.

Provision for Credit Loss
The Company recognized a provision for credit losses of $3.2 million for the quarter ended December 31, 2025, compared to provision for credit losses of $18.7 million for the comparable period in the prior fiscal year. The period-over-period decrease in provision for credit losses was primarily due to decreases in provision for credit losses in the commercial finance portfolio of $7.4 million, consumer finance portfolio of $5.3 million, and the tax services portfolio of $2.7 million. The commercial finance decrease in provision for credit losses was primarily driven by net recoveries recognized during the current period as compared to net charge-offs recognized in the prior year period. The consumer finance decrease in provision for credit losses was primarily driven by a reduction in loan balances stemming from the aforementioned consumer finance portfolio sale in October 2025. The decrease in the tax services portfolio provision for credit losses was driven by net recoveries recognized during the current period as compared to net charge-offs recognized during the prior year period. The Company recognized net recoveries of $2.2 million for the quarter ended December 31, 2025, compared to net charge-offs of $16.3 million for the quarter ended December 31, 2024. Net recoveries attributable to the seasonal tax services and commercial finance portfolios for the quarter ended December 31, 2025 were $2.5 million and $1.3 million, respectively, while net charge-offs of $1.5 million were recognized in the consumer finance portfolio. Net charge-offs attributable to the commercial finance, consumer finance, and tax services portfolios for the same quarter of the prior year were $8.1 million, $7.7 million, and $0.5 million, respectively.

Noninterest Income
Fiscal 2026 first quarter noninterest income decreased 6% to $53.8 million, compared to $57.4 million for the same period of the prior year. The decrease in noninterest income when comparing the current period to the same period of the prior year was primarily driven by decreases in rental income, other income, and gain on sale of other, partially offset by an increase in card and deposit fee income. Additionally, during the prior year period, the Company recognized a $16.4 million gain on divestiture which was almost completely offset by a loss on sale of securities of $15.7 million.

Servicing fee income on custodial deposits totaled $3.4 million during the 2026 fiscal first quarter, compared to $4.5 million for the same period of the prior year. For the fiscal quarter ended September 30, 2025, servicing fee income on custodial deposits totaled $2.6 million. The year-over-year decrease in servicing fee income on custodial deposit balances held at partner banks was due to a reduction in rates following reductions in the EFFR. The sequential quarter increase in servicing fee income on custodial deposit balances held at partner banks was due to higher quarterly average deposits balances held at partner banks.

Noninterest Expense
Noninterest expense was $127.2 million for the fiscal 2026 first quarter, as compared to $127.8 million for the same quarter last year. The marginal decrease was primarily attributable to reductions in card processing expense, other expense, and operating and lease equipment depreciation, partially offset by increases in compensation and benefits, building and software, and legal and consulting expense.

Card processing expense is primarily driven by rate-related agreements with Partner Solutions relationships. The amount of expense paid under those agreements is based on an agreed upon rate index that varies depending on the deposit levels, floor rates, market conditions, and other performance conditions. Generally, this rate index is based on a percentage of the EFFR and reprices immediately upon a change in the EFFR. Approximately 66% of the deposit portfolio was subject to these rate-related processing expenses during the fiscal 2026 first quarter. For the fiscal quarter ended December 31, 2025, contractual, rate-related processing expenses were $23.8 million, as compared to $24.9 million for the fiscal quarter ended September 30, 2025 and $25.6 million for the fiscal quarter ended December 31, 2024.

Income Tax Expense
The Company recorded an income tax expense of $7.2 million, representing an effective tax rate of 16.9%, for the fiscal 2026 first quarter, compared to an income tax expense of $6.0 million, representing an effective tax rate of 16.6%, for the first quarter last fiscal year. The current quarter increase in income tax expense compared to the prior year quarter was primarily due to the increase in income.

The Company originated $19.7 million in renewable energy leases during the fiscal 2026 first quarter, resulting in $5.2 million in total net investment tax credits. During the first quarter of fiscal 2025, the Company originated $9.3 million in renewable energy leases resulting in $3.2 million in total net investment tax credits. Investment tax credits related to renewable energy leases are recognized ratably based on income throughout each fiscal year.

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

The Company believes that the level of allowance for credit losses at December 31, 2025 was appropriate and reflected probable losses related to these loans and leases; however, there can be no assurance that all loans and leases will be fully collectible or that the present level of the allowance will be adequate in the future. See the section below titled “Allowance for Credit Losses” for further information.

The table below sets forth the amounts and categories of the Company's nonperforming assets.

(Dollars in thousands)	December 31, 2025	September 30, 2025
Nonperforming Loans and Leases
Nonaccruing loans and leases:
Commercial finance	$96,781	$81,416
Total nonaccruing loans and leases	96,781	81,416

Accruing loans and leases delinquent 90 days or more:
Loans held for sale	235	1,521
Commercial finance	11,447	12,900
Consumer finance	602	826
Tax services(1)	—	2,477
Total accruing loans and leases delinquent 90 days or more	12,284	17,724
Total nonperforming loans and leases	109,065	99,140

Other Assets
Nonperforming operating leases	2,386	2,571
Total other assets	2,386	2,571
Total nonperforming assets	$111,451	$101,711
Total as a percentage of total assets	1.47%	1.42%
(1) Certain tax services loans do not bear interest.

The Company's nonperforming assets at December 31, 2025 were $111.5 million, representing 1.47% of total assets, compared to $101.7 million, or 1.42% of total assets at September 30, 2025. The increase in the nonperforming assets as a percentage of total assets at December 31, 2025 compared to September 30, 2025, was driven by an increase in nonperforming loans in the commercial finance portfolio, partially offset by decreases in the tax services and consumer finance portfolios.

The Company's nonperforming loans and leases at December 31, 2025 were $109.1 million, representing 2.15% of total gross loans and leases, compared to $99.1 million, or 2.05% of total gross loans and leases at September 30, 2025.

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

On the basis of management’s review of its loans, leases, and other assets, at December 31, 2025, the Company had classified loans and leases of $286.9 million as substandard, $10.2 million as doubtful and none as loss. At September 30, 2025, the Company classified loans and leases of $244.9 million as substandard, $13.7 million as doubtful and none as loss.

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

The Company's ACL totaled $58.8 million at December 31, 2025, an increase compared to $53.3 million at September 30, 2025. The increase in the ACL at December 31, 2025, when compared to September 30, 2025, was primarily due to a $2.6 million increase in the allowance related to the consumer finance portfolio, a $1.9 million increase in the allowance related to the commercial finance portfolio, and a $1.1 million increase in the allowance related to the tax services portfolio.

The following table presents the Company's ACL as a percentage of its total loans and leases.

	As of the Period Ended
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Commercial finance	1.16%	1.18%	1.27%	1.10%	1.18%
Consumer finance	6.85%	6.88%	11.69%	12.04%	10.84%
Tax services	1.71%	—%	81.32%	60.35%	1.75%
Warehouse finance	0.10%	0.10%	0.10%	0.10%	0.10%
Total loans and leases	1.18%	1.14%	2.23%	2.30%	1.63%
Total loans and leases excluding tax services	1.17%	1.14%	1.60%	1.57%	1.63%

The Company's ACL as a percentage of total loans and leases increased to 1.18% at December 31, 2025 from 1.14% at September 30, 2025 and decreased from 1.63% at December 31, 2024. The year-over-year decrease in the total loans and leases coverage ratio was primarily driven by the decrease in the ACL related to the decrease in the consumer finance portfolio due to the aforementioned loan sale within the consumer finance portfolio that occurred in October 2025.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within these financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Management has identified its critical accounting policies, which are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations. These policies involve complex and subjective decisions and assessments. Some of these estimates may be uncertain at the time they are made, could change from period to period, and could have a material impact on the financial statements. A discussion of the Company’s critical accounting policies and estimates can be found in the Company's Form 10-K for the year ended September 30, 2025. There were no significant changes to these critical accounting policies and estimates during the first three months of fiscal 2026.

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

At December 31, 2025, the Company had unfunded loan and lease commitments of $1.30 billion. Management believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs. The liquidity sources as of December 31, 2025 include $331.2 million in cash and cash equivalents and $1.05 billion in custodial deposits. When factoring in additional resources, such as the Federal Home Loan Bank, the Federal Reserve Discount Window and other unsecured funding and wholesale options, the Company has over $3.66 billion in total available liquidity as of December 31, 2025. Due to the characteristics of the Company's deposit portfolio, uninsured deposits remained less than 15% of total deposits during the fiscal 2026 first quarter and below the Company's available liquidity.

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

The Capital Rules require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined). At December 31, 2025, the Company and the Bank exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements. The Company and the Bank took the AOCI opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.

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

	Company	Bank	Minimum to be Adequately Capitalized Under Prompt Corrective Action Provisions	Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2025
Tier 1 leverage capital ratio	9.51%	9.84%	4.00%	5.00%
Common equity Tier 1 capital ratio	12.02	12.67	4.50	6.50
Tier 1 capital ratio	12.26	12.67	6.00	8.00
Total capital ratio	13.67	13.73	8.00	10.00
September 30, 2025
Tier 1 leverage capital ratio	9.79%	10.00%	4.00%	5.00%
Common equity Tier 1 capital ratio	12.70	13.23	4.50	6.50
Tier 1 capital ratio	12.95	13.23	6.00	8.00
Total capital ratio	14.27	14.19	8.00	10.00

The following table provides a reconciliation of the amounts included in the table above for the Company.

	Standardized Approach(1)
(Dollars in thousands)	December 31, 2025	September 30, 2025
Total stockholders' equity	$853,712	$857,454
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	284,815	285,158
LESS: Certain other intangible assets	17,746	18,077
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	5,877	5,733
LESS: Net unrealized (losses) on available for sale securities	(133,516)	(143,190)
LESS: Noncontrolling interest	(823)	(591)
ADD: Adoption of Accounting Standards Update 2016-13	—	1,788
Common Equity Tier 1(1)	679,613	694,055
Long-term borrowings and other instruments qualifying as Tier 1	13,661	13,661
Tier 1 minority interest not included in common equity Tier 1 capital	(437)	(307)
Total Tier 1 capital	692,837	707,409
Allowance for credit losses	59,687	52,455
Subordinated debentures, net of issuance costs	19,821	19,796
Total capital	$772,345	$779,660
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

CONTRACTUAL OBLIGATIONS

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations" in the Company’s Form 10-K for its fiscal year ended September 30, 2025 for a summary of our contractual obligations as of September 30, 2025. There were no material changes outside the ordinary course of our business in contractual obligations from September 30, 2025 through December 31, 2025.

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

Interest Rate Risk (“IRR”)

Overview. The Company's IRR analysis is designed to compare income and economic valuation simulations in market scenarios designed to alter the direction, magnitude and speed of interest rate changes, as well as the slope of the yield curve. This analysis may not represent all impacts driven by changes in the interest rate environment, such as certain other card fee income and expense line items tied to card processing expense derived from contractual agreements with certain Partner Solutions partners and servicing fees the Company recognizes from custodial deposits. The Company does not currently engage in trading activities to control IRR although it may do so in the future, if deemed necessary, to help manage IRR.

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

The EAR analysis used in the following table reflects the required analysis used no less than quarterly by management. It models basis point parallel shifts in market interest rates over the next one-year period. The following table shows the results of the scenarios as of December 31, 2025 and September 30, 2025:

Net Sensitive Earnings at Risk
		Change in Interest Income/Expense for a given change in interest rates
		Over/(Under) Base Case Parallel Shift
(Dollars in Thousands)	Book Value	-200	-100	Base	+100	+200
Balances as of December 31, 2025
Total interest income	6,736,345	413,496	430,892	457,104	493,583	530,513
Total interest expense	272,203	611	631	629	2,196	4,080
Net interest income		412,885	430,261	456,475	491,387	526,433

Percentage change from base		-9.5%	-5.7%	—%	7.6%	15.3%

Balances as of September 30, 2025
Total interest income	6,309,960	415,683	433,904	462,434	494,959	527,497
Total interest expense	276,393	813	915	1,317	3,226	5,138
Net interest income		414,870	432,989	461,117	491,733	522,359

Percentage change from base		-10.0%	-6.1%	—%	6.6%	13.3%

The EAR analysis reported at December 31, 2025, shows that changes in market interest rates have a larger impact on total interest income than total interest expense. IRR is a snapshot in time. The Company’s business and deposits are predictably cyclical on a weekly, monthly and yearly basis. The Company’s static IRR results could vary depending on which day of the week the month ends, primarily related to payroll processing and timing of when certain programs are prefunded and when the funds are received.

Under EVE analysis, the economic value of financial assets, liabilities and off-balance sheet instruments is derived under each rate scenario. The economic value of equity is calculated as the difference between the estimated market value of assets and liabilities, net of the impact of off-balance sheet instruments.

The EVE analysis used in the following table reflects the required analysis used no less than quarterly by management. It models immediate basis point parallel shifts in market interest rates. The following table shows the results of the scenario as of December 31, 2025 and September 30, 2025:

Economic Value Sensitivity
	Standard (Parallel Shift)
	Economic Value of Equity at Risk %
	-200	-100	+100	+200
Balances as of December 31, 2025
Percentage change from base	-8.2%	-3.5%	2.7%	4.7%

Balances as of September 30, 2025
Percentage change from base	-6.5%	-2.6%	1.6%	2.8%

The EVE at risk reported at December 31, 2025 shows that the economic value of equity position is expected to benefit from rising interest rates due to the large amount of noninterest-bearing funding.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management evaluated the Company's disclosure controls and procedures. The evaluation was performed under the direction of the Company's Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of December 31, 2025, of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were not designed effectively to ensure timely alerting of material information relating to the Company required to be included in the Company's periodic SEC filings. The conclusion was reached as a result of the material weakness in internal control over financial reporting described in Item 9A of Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended September 30, 2024 filed with the SEC on August 29, 2025.

Notwithstanding the conclusion by our management, including our Chief Executive Officer and Chief Financial Officer, that our disclosure controls and procedures were not effective as of December 31, 2025, and notwithstanding the material weakness in our internal control over financial reporting, management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, the Company's consolidated financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

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

REMEDIATION PLAN AND STATUS

The material weakness cannot be considered remediated until applicable controls have been designed, implemented, have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Although we have not remediated these control deficiencies as of December 31, 2025, management, under the oversight of the Audit Committee, has made and continues to make progress towards remediation.

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

We believe that the actions outlined above will remediate the material weakness once a sufficient period of time has passed for management to conclude, through testing, that these controls are operating effectively. We will continue to assess the effectiveness of internal control over financial reporting and have taken steps to remediate the material weakness as expeditiously as possible.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Based on this evaluation, management concluded that, as of the end of the period covered by this report, other than described above, there have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the fiscal first quarter to which this report relates that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.

A description of our risk factors can be found in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. There were no material changes to those risk factors during the three months ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities.

The Company's Board of Directors authorized a 7,000,000 share repurchase program that was publicly announced on August 25, 2023 and is scheduled to expire September 30, 2028. The table below sets forth information regarding repurchases of our common stock during the fiscal 2026 first quarter.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number Of Shares that may yet be Purchased Under the Plans or Programs
October 1 to 31	412,318	$73.33	395,240	4,542,576
November 1 to 30	227,525	69.43	202,805	4,339,771
December 1 to 31	63,029	72.71	53,759	4,286,012
Total	702,872		651,804
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

Item 5. Other Information.

Adoption or Termination of Trading Arrangements by Directors and Executive Officers

During the fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the 1934 Act) informed us of the adoption or termination of any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Section 302 certification of Chief Executive Officer.

31.2	Section 302 certification of Chief Financial Officer.

32.1	Section 906 certification of Chief Executive Officer.

32.2	Section 906 certification of Chief Financial Officer.

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Condensed Consolidated Statements of Financial Condition, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements, tagged in summary and in detail.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

PATHWARD FINANCIAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATHWARD FINANCIAL, INC.

Date: February 5, 2026	By:	/s/ Brett L. Pharr
Brett L. Pharr,
Chief Executive Officer and Director

Date: February 5, 2026	By:	/s/ Gregory A. Sigrist
Gregory A. Sigrist,
Executive Vice President and Chief Financial Officer