Form 10-Q
period 2026-03-31
PATHWARD FINANCIAL, INC.
filed 2026-05-07
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
or
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at April 29, 2026:
Common Stock, $.01 par value	21,110,034	Shares
Nonvoting Common Stock, $.01 par value	0	Nonvoting shares

PATHWARD FINANCIAL, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	March 31, 2026	September 30, 2025
ASSETS	(Unaudited)	(Audited)
Cash and cash equivalents	$157,602	$120,568
Securities available for sale, at fair value	1,271,353	1,327,843
Securities held to maturity, at amortized cost (fair value $23,961 and $25,653, respectively)	28,068	29,308
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	25,480	24,708
Loans held for sale	53,072	179,421
Loans and leases	4,867,165	4,664,908
Allowance for credit losses	(98,279)	(53,319)
Accrued interest receivable	36,127	38,520
Premises, furniture, and equipment, net	42,254	40,632
Rental equipment, net	146,190	159,446
Goodwill and intangible assets	308,741	310,430
Other assets	274,626	329,879
Total assets	$7,112,399	$7,172,344

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$5,851,696	$5,886,947
Short-term borrowings	26,000	9,000
Long-term borrowings	33,508	33,456
Accrued expenses and other liabilities	350,518	385,487
Total liabilities	6,261,722	6,314,890

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued, none outstanding at March 31, 2026 and September 30, 2025, respectively	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 21,378,602 and 22,842,785 shares issued, 21,327,534 and 22,772,570 shares outstanding at March 31, 2026 and September 30, 2025, respectively	213	228
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at March 31, 2026 and September 30, 2025, respectively	—	—
Additional paid-in capital	655,128	648,330
Retained earnings	340,744	359,830
Accumulated other comprehensive loss	(141,086)	(145,461)
Treasury stock, at cost, 51,068 and 70,215 common shares at March 31, 2026 and September 30, 2025, respectively	(3,537)	(4,882)
Total equity attributable to parent	851,462	858,045
Noncontrolling interest	(785)	(591)
Total stockholders’ equity	850,677	857,454
Total liabilities and stockholders’ equity	$7,112,399	$7,172,344
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Interest and dividend income:
Loans and leases, including fees	$114,829	$119,755	$222,604	$231,604
Mortgage-backed securities	7,590	8,580	15,402	17,566
Other investments	8,457	13,669	14,092	21,190
	130,876	142,004	252,098	270,360
Interest expense:
Deposits	4,274	4,086	4,480	4,861
FHLB advances and other borrowings	1,478	1,639	3,156	3,971
	5,752	5,725	7,636	8,832

Net interest income	125,124	136,279	244,462	261,528

Provision for credit loss	45,616	35,266	48,846	53,927

Net interest income after provision for credit loss	79,508	101,013	195,616	207,601

Noninterest income:
Refund transfer product fees	34,789	32,663	35,144	33,073
Refund advance and other tax fee income	57,514	48,585	57,645	49,110
Card and deposit fees	37,526	30,793	67,666	59,859
Rental income	10,947	13,200	22,567	26,908
(Loss) on sale of securities	—	(7,228)	—	(22,899)
Gain (loss) on divestitures	—	(1,360)	—	15,044
Secondary market revenue	3,574	15,378	7,731	19,755
Gain on sale of other	883	627	1,371	1,614
Other income	5,947	5,866	12,819	13,438
Total noninterest income	151,180	138,524	204,943	195,902

Noninterest expense:
Compensation and benefits	55,405	51,905	107,269	101,197
Refund transfer product expense	9,127	8,475	9,200	8,583
Refund advance expense	1,425	1,265	1,497	1,299
Card processing	33,475	36,239	63,912	69,552
Building and software	12,201	10,306	24,781	20,013
Operating lease equipment depreciation	9,075	11,779	19,070	23,206
Legal and consulting	5,331	5,879	10,885	11,103
Intangible amortization	971	1,082	1,689	1,894
Impairment expense	—	1,514	—	1,514
Other expense	16,446	19,733	32,366	37,612
Total noninterest expense	143,456	148,177	270,669	275,973

Income before income tax expense	87,232	91,360	129,890	127,530

Income tax expense	14,171	16,166	21,364	22,171

Net income before noncontrolling interest	73,061	75,194	108,526	105,359
Net income attributable to noncontrolling interest	151	237	450	436
Net income attributable to parent	$72,910	$74,957	$108,076	$104,923

Earnings per common share:
Basic	$3.37	$3.16	$4.91	$4.37
Diluted	$3.35	$3.14	$4.89	$4.35
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2026	2025	2026	2025
Net income before noncontrolling interest	$73,061	$75,194	$108,526	$105,359

Other comprehensive income (loss):
Change in net unrealized gain (loss) on debt securities	(6,572)	25,517	6,283	(36,823)
Net loss realized on debt securities	—	7,228	—	22,899
	(6,572)	32,745	6,283	(13,924)
Unrealized (loss) on currency translation	(1,145)	(22)	(353)	(2,039)
Deferred income tax effect	(1,627)	8,117	1,555	(3,046)
Total other comprehensive income (loss)	(6,090)	24,606	4,375	(12,917)
Total comprehensive income	66,971	99,800	112,901	92,442
Total comprehensive income attributable to noncontrolling interest	151	237	450	436
Comprehensive income attributable to parent	$66,820	$99,563	$112,451	$92,006
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Pathward Financial, Inc. Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
Balance, December 31, 2025	$222	$651,199	$346,529	$(134,996)	$(8,419)	$854,535	$(823)	$853,712
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,093)	—	—	(1,093)	—	(1,093)
Repurchases of common stock	(9)	9	(72,720)	—	—	(72,720)	—	(72,720)
Retirement of treasury stock	—	—	(4,882)	—	4,882	—	—	—
Stock compensation	—	3,920	—	—	—	3,920	—	3,920
Total other comprehensive loss	—	—	—	(6,090)	—	(6,090)	—	(6,090)
Net income	—	—	72,910	—	—	72,910	151	73,061
Net distribution to noncontrolling interest	—	—	—	—	—	—	(113)	(113)
Balance, March 31, 2026	$213	$655,128	$340,744	$(141,086)	$(3,537)	$851,462	$(785)	$850,677

Balance, December 31, 2024	$241	$640,422	$313,446	$(190,917)	$(4,882)	$758,310	$(756)	$757,554
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,190)	—	—	(1,190)	—	(1,190)
Repurchases of common stock	(6)	6	(45,438)	—	—	(45,438)	—	(45,438)
Stock compensation	—	3,460	—	—	—	3,460	—	3,460
Total other comprehensive income	—	—	—	24,606	—	24,606	—	24,606
Net income	—	—	74,957	—	—	74,957	237	75,194
Net distribution to noncontrolling interest	—	—	—	—	—	—	(139)	(139)
Balance, March 31, 2025	$235	$643,888	$341,775	$(166,311)	$(4,882)	$814,705	$(658)	$814,047

	Six Months Ended
(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Pathward Financial, Inc. Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
Balance, September 30, 2025	$228	$648,330	$359,830	$(145,461)	$(4,882)	$858,045	$(591)	$857,454
Cash dividends declared on common stock ($0.10 per share)	—	—	(2,202)	—	—	(2,202)	—	(2,202)
Issuance of common stock due to restricted stock	1	—	—	—	—	1	—	1
Repurchases of common stock	(16)	16	(120,078)	—	(3,537)	(123,615)	—	(123,615)
Retirement of treasury stock	—	—	(4,882)	—	4,882	—	—	—
Stock compensation	—	6,782	—	—	—	6,782	—	6,782
Total other comprehensive income	—	—	—	4,375	—	4,375	—	4,375
Net income	—	—	108,076	—	—	108,076	450	108,526
Net distribution to noncontrolling interest	—	—	—	—	—	—	(644)	(644)
Balance, March 31, 2026	$213	$655,128	$340,744	$(141,086)	$(3,537)	$851,462	$(785)	$850,677

Balance, September 30, 2024	$248	$638,803	$337,058	$(153,394)	$(249)	$822,466	$(277)	$822,189
Cash dividends declared on common stock ($0.10 per share)	—	—	(2,392)	—	—	(2,392)	—	(2,392)
Repurchases of common stock	(13)	13	(97,814)	—	(4,633)	(102,447)	—	(102,447)
Stock compensation	—	5,072	—	—	—	5,072	—	5,072
Total other comprehensive loss	—	—	—	(12,917)	—	(12,917)	—	(12,917)
Net income	—	—	104,923	—	—	104,923	436	105,359
Net distribution to noncontrolling interest	—	—	—	—	—	—	(817)	(817)
Balance, March 31, 2025	$235	$643,888	$341,775	$(166,311)	$(4,882)	$814,705	$(658)	$814,047

See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
(Dollars in thousands)	2026	2025
Cash flows from operating activities:
Net income before noncontrolling interest	$108,526	$105,359
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	26,108	30,330
Provision for credit loss	48,846	53,927
Provision for deferred taxes	4,311	11,919
Originations of loans held for sale	(1,796,444)	(1,377,073)
Proceeds from sales of loans held for sale	1,960,041	1,146,702
Net change in loans held for sale	18,573	266,707
Net realized (gain) on loans held for sale	(7,731)	(19,755)
Net realized loss on securities available for sale	—	22,899
Net realized (gain) on divestitures	—	(15,044)
Net realized (gain) on other	(1,371)	(1,614)
Impairment on rental equipment	—	1,514
Net change in accrued interest receivable	2,393	(5,696)
Net change in other assets	6,187	(15,137)
Net change in accrued expenses and other liabilities	(34,969)	(93,517)
Stock compensation	6,782	5,072
Net cash provided by operating activities	341,252	116,593

Cash flows from investing activities:
Purchases of securities available for sale	—	(2,280)
Proceeds from sales of securities available for sale	—	217,883
Proceeds from maturities of and principal collected on securities available for sale	62,617	77,087
Proceeds from maturities of and principal collected on securities held to maturity	1,171	1,668
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(135,367)	(138,834)
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	134,595	150,572
Purchases of loans and leases	(53,267)	(166,651)
Net change in loans and leases	(127,613)	(302,546)
Purchases of premises, furniture, and equipment	(6,542)	(5,668)
Purchases of rental equipment	(86,416)	(87,111)
Proceeds from sales of rental equipment	6,443	8,308
Net change in rental equipment	175	368
Proceeds from surrender of bank-owned life insurance	45,050	—
Proceeds from divestitures, net of transaction costs	—	608,455
Proceeds from sale of other assets	—	407
Proceeds from loans held for sale previously classified as portfolio loans	—	146,158
Net cash provided by (used in) investing activities	(159,154)	507,816

Cash flows from financing activities:
Net change in deposits	(35,251)	(43,802)
Net change in short-term borrowings	17,000	(377,000)
Dividends paid on common stock	(2,202)	(2,392)
Issuance of common stock due to restricted stock	1	—
Repurchases of common stock	(123,615)	(102,447)
Investment by (distributions to) noncontrolling interest	(644)	(817)
Net cash (used in) financing activities	(144,711)	(526,458)

Effect of exchange rate changes on cash	(353)	(2,039)

Net change in cash and cash equivalents	37,034	95,912

Cash and cash equivalents at beginning of fiscal year	120,568	158,337
Cash and cash equivalents at end of fiscal period	$157,602	$254,249

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
(Dollars in thousands)	2026	2025
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,638	$9,220
Income taxes	15,047	9,730
Franchise and other taxes	532	401

Supplemental schedule of non-cash investing activities:
Transfers
Held for sale to loans and leases	$88	$22,686
Loans and leases to held for sale	47,860	130,011
Loans and leases to rental equipment	3,707	2,588
Rental equipment to loan and leases	78,908	60,398
Retirement of treasury stock	4,882	—
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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three and six months ended March 31, 2026 are not necessarily indicative of the results expected for the fiscal year ending September 30, 2026.

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

ASU 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures. This ASU requires enhanced annual income tax disclosures primarily related to the rate reconciliation and income taxes paid information to provide further transparency surrounding the Company’s income tax position. The amendments in this ASU are limited to disclosure only. The Company intends to incorporate these updates to its income tax disclosures in its financial statements as of and for the fiscal year ended September 30, 2026.

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

ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. This ASU changes the accounting for certain acquired loans by requiring entities to apply a “gross-up” approach at acquisition for purchased seasoned loans, recognizing an allowance for expected credit losses as part of the acquisition accounting rather than through a post-acquisition provision. The amendments are to be applied prospectively to loans acquired on or after the initial application date. The ASU will be effective for the Company on October 1, 2027. Early adoption is permitted but not expected to be exercised by the Company at this time. The Company is currently evaluating the impact of such amendments to the consolidated financial statements and related disclosures.

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

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt Securities AFS
March 31, 2026
Corporate securities	$25,000	$—	$(3,500)	$21,500
SBA securities	11,425	—	(1,092)	10,333
Obligations of states and political subdivisions	162	3	—	165
Non-bank qualified obligations of states and political subdivisions	202,501	14	(26,718)	175,797
Asset-backed securities	129,875	10	(1,886)	127,999
Mortgage-backed securities	1,086,392	82	(150,915)	935,559
Total debt securities AFS	$1,455,355	$109	$(184,111)	$1,271,353
September 30, 2025
Corporate securities	$25,000	$—	$(3,750)	$21,250
SBA securities	11,791	—	(1,022)	10,769
Obligations of states and political subdivisions	162	—	—	162
Non-bank qualified obligations of states and political subdivisions	213,072	25	(26,057)	187,040
Asset-backed securities	138,698	21	(2,347)	136,372
Mortgage-backed securities	1,129,406	57	(157,213)	972,250
Total debt securities AFS	$1,518,129	$103	$(190,389)	$1,327,843

Debt Securities HTM
March 31, 2026
Non-bank qualified obligations of states and political subdivisions	$26,264	$—	$(3,906)	$22,358
Mortgage-backed securities	1,804	—	(201)	1,603
Total debt securities HTM	$28,068	$—	$(4,107)	$23,961
September 30, 2025
Non-bank qualified obligations of states and political subdivisions	$27,373	$—	$(3,430)	$23,943
Mortgage-backed securities	1,935	—	(225)	1,710
Total debt securities HTM	$29,308	$—	$(3,655)	$25,653

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in thousands)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Debt Securities AFS
March 31, 2026
Corporate securities	$—	$—	$21,500	$(3,500)	$21,500	$(3,500)
SBA securities	—	—	10,332	(1,092)	10,332	(1,092)
Non-bank qualified obligations of states and political subdivisions	—	—	174,258	(26,718)	174,258	(26,718)
Asset-backed securities	60,121	(1,234)	63,297	(652)	123,418	(1,886)
Mortgage-backed securities	1,501	—	923,813	(150,915)	925,314	(150,915)
Total debt securities AFS	$61,622	$(1,234)	$1,193,200	$(182,877)	$1,254,822	$(184,111)
September 30, 2025
Corporate securities	$—	$—	$21,250	$(3,750)	$21,250	$(3,750)
SBA securities	—	—	10,769	(1,022)	10,769	(1,022)
Non-bank qualified obligations of states and political subdivisions	—	—	185,089	(26,057)	185,089	(26,057)
Asset-backed securities	64,995	(556)	66,263	(1,791)	131,258	(2,347)
Mortgage-backed securities	1,102	(2)	965,549	(157,211)	966,651	(157,213)
Total debt securities AFS	$66,097	$(558)	$1,248,920	$(189,831)	$1,315,017	$(190,389)

Debt Securities HTM
March 31, 2026
Non-bank qualified obligations of states and political subdivisions	$—	$—	$22,358	$(3,906)	$22,358	$(3,906)
Mortgage-backed securities	—	—	1,603	(201)	1,603	(201)
Total debt securities HTM	$—	$—	$23,961	$(4,107)	$23,961	$(4,107)
September 30, 2025
Non-bank qualified obligations of states and political subdivisions	$—	$—	$23,943	$(3,430)	$23,943	$(3,430)
Mortgage-backed securities	—	—	1,710	(225)	1,710	(225)
Total debt securities HTM	$—	$—	$25,653	$(3,655)	$25,653	$(3,655)

The decrease in the fair value of investment securities balances when comparing March 31, 2026 to September 30, 2025 was primarily driven by principal pay downs during the six months. At March 31, 2026, there were 146 debt securities AFS in an unrealized loss position. Management assessed each investment security with unrealized losses for credit loss by evaluating qualitative factors, including materiality of loss position as a percentage of book value, credit ratings, outstanding principal and interest payments, and changes in the underlying implicit or explicit guarantee of the security, and determined all unrealized losses on these securities were due to adverse market conditions and/or change in interest rates versus credit loss. As part of that assessment, management evaluated and concluded that it is more-likely-than-not that the Company will not be required and does not intend to sell any of the securities prior to recovery of the amortized cost. At March 31, 2026, there was no allowance for credit losses ("ACL") for debt securities AFS.

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

(Dollars in thousands)	March 31, 2026		September 30, 2025
Debt Securities AFS	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,295	$1,305	$755	$760
Due after one year through five years	392	399	1,332	1,352
Due after five years through ten years	27,332	23,834	27,688	23,947
Due after ten years	339,944	310,256	358,948	329,534
	368,963	335,794	388,723	355,593
Mortgage-backed securities	1,086,392	935,559	1,129,406	972,250
Total debt securities AFS	$1,455,355	$1,271,353	$1,518,129	$1,327,843

Debt Securities HTM
Due after ten years	$26,264	$22,358	$27,373	$23,943
	26,264	22,358	27,373	23,943
Mortgage-backed securities	1,804	1,603	1,935	1,710
Total debt securities HTM	$28,068	$23,961	$29,308	$25,653

Federal Reserve Bank ("FRB") Stock. The Bank is required by federal law to subscribe to capital stock (divided into shares of $100 each) as a member of the FRB of Minneapolis with an amount equal to six per centum of the paid-up capital stock and surplus. One-half of the subscription is paid at time of application, and one-half is subject to call of the Board of Governors of the Federal Reserve System. FRB of Minneapolis stock held by the Bank totaled $19.7 million at March 31, 2026 and September 30, 2025. These equity securities are 'restricted' in that they can only be owned by member banks and can only be sold back to the institution from which they were acquired or another member institution at par. Therefore, FRB stock is less liquid than other marketable equity securities, and the cost approximates fair value.

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

The FHLB stock is carried at cost since it is generally redeemable at par value. The carrying value of the stock held at the FHLB was $5.8 million and $5.0 million at March 31, 2026 and at September 30, 2025, respectively.

These equity securities are ‘restricted’ in that they can only be sold back to the institution from which they were acquired or another member institution at par. Therefore, FHLB stock is less liquid than other marketable equity securities, and the cost approximates fair value.

Equity Securities. The Company held $4.6 million and $3.8 million in marketable equity securities within other assets on the Condensed Consolidated Statements of Financial Condition at March 31, 2026 and September 30, 2025, respectively. The Company recognized zero and $0.1 million in unrealized losses on marketable equity securities during the six months ended March 31, 2026 and 2025, respectively. No such securities were sold during the six months ended March 31, 2026.

Non-marketable equity securities that are measured at fair value using net asset value ("NAV") as a practical expedient totaled $13.6 million and $13.2 million at March 31, 2026 and September 30, 2025, respectively. These securities are held within other assets on the Condensed Consolidated Statements of Financial Condition. The Company recognized zero and $0.8 million in unrealized gains during the six months ended March 31, 2026 and 2025, respectively. No such securities were sold during the six months ended March 31, 2026.

Non-marketable equity securities without readily determinable fair value totaled $12.6 million and $12.0 million at March 31, 2026 and September 30, 2025, respectively, reflecting the Company's ownership interests in other entities through Pathward Venture Capital, LLC, a wholly-owned service corporation subsidiary of the Bank that was formed in 2017 for the purpose of making minority equity investments and other corporate investments. The Company recognized a $0.4 million gain on Visa shares which were carried at a cost basis of $0 during the six months ended March 31, 2025. This gain was recognized within the gain on sale of other on the Condensed Consolidated Statements of Operations. There were no additional such securities sold during the six months ended March 31, 2026.

Equity Securities Impairment. The Company evaluates impairment for investments held at cost on at least an annual basis based on the ultimate recoverability of the par value. All other equity investments, including those under the equity method, are reviewed for other-than-temporary impairment on at least a quarterly basis. The Company recognized no impairment for such investments for the six months ended March 31, 2026 and 2025.

NOTE 4. LOANS AND LEASES, NET

Loans and leases consist of the following:

(Dollars in thousands)	March 31, 2026	September 30, 2025
Term lending	$2,501,855	$2,302,540
Asset-based lending	660,220	593,265
Factoring	213,269	217,501
Lease financing	126,902	149,236
SBA/USDA	536,637	511,488
Other commercial finance	73,694	149,939
Commercial finance	4,112,577	3,923,969
Consumer finance	90,912	93,319
Tax services	60,191	2,532
Warehouse finance	604,642	645,186
Total loans and leases	4,868,322	4,665,006
Net deferred loan origination costs (fees)	(1,157)	(98)
Total gross loans and leases	4,867,165	4,664,908
Allowance for credit losses	(98,279)	(53,319)
Total loans and leases, net	$4,768,886	$4,611,589

During the six months ended March 31, 2026 and 2025, the Company originated $1.80 billion and $1.38 billion of commercial finance and consumer finance as held for sale, respectively.

The Company sold held for sale loans resulting in proceeds of $1.96 billion and a $7.7 million gain on sale during the six months ended March 31, 2026. The Company sold held for sale loans resulting in proceeds of $1.15 billion and a $19.8 million gain on sale during the six months ended March 31, 2025. Gains and losses from the sale of loans and leases are included in secondary market revenue on the Condensed Consolidated Statements of Operations.

Loans purchased and sold by portfolio segment, including participation interests, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2026	2025	2026	2025
Loans Purchased
Loans held for investment:
Commercial finance	$—	$—	$—	$19,540
Warehouse finance	20,344	27,292	53,267	147,111
Total purchases	$20,344	$27,292	$53,267	$166,651
Loans Sold
Loans held for sale:
Commercial finance	$69,989	$182,667	$128,552	$248,469
Consumer finance	713,728	491,761	1,831,489	1,044,391
Total sales	$783,717	$674,428	$1,960,041	$1,292,860

Leasing Portfolio. The net investment in direct financing and sales-type leases was comprised of the following:

(Dollars in thousands)	March 31, 2026	September 30, 2025
Minimum lease payments receivable	$131,981	$157,271
Unguaranteed residual assets	6,391	6,785
Unamortized initial direct costs	44	68
Unearned income	(11,470)	(14,820)
Total net investment in direct financing and sales-type leases	$126,946	$149,304

The components of total lease income were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2026	2025	2026	2025
Interest income - loans and leases
Interest income on net investments in direct financing and sales-type leases	$1,973	$2,800	$3,921	$5,987

Leasing and equipment finance noninterest income
Lease income from operating lease payments	10,608	12,930	21,892	26,379
Other(1)	1,962	1,139	3,545	2,446
Total leasing and equipment finance noninterest income	12,570	14,069	25,437	28,825
Total lease income	$14,543	$16,869	$29,358	$34,812
(1) Other leasing and equipment finance noninterest income consists of gains (losses) on sales of leased equipment, fees and service charges on leases and gains (losses) on sales of leases.

Undiscounted future minimum lease payments receivable for direct financing and sales-type leases, and a reconciliation to the carrying amount recorded at March 31, 2026 were as follows:

(Dollars in thousands)
Remaining in 2026	$24,553
2027	61,933
2028	24,672
2029	13,245
2030	5,752
Thereafter	1,826
Total undiscounted future minimum lease payments receivable for direct financing and sales-type leases	131,981
Third-party residual value guarantees	—
Total carrying amount of minimum lease payments for direct financing and sales-type leases	$131,981

The Company did not record any contingent rental income from direct financing and sales-type leases in the six months ended March 31, 2026.

A number of factors that have affected the economic environment over the past few years have continued into 2026, including economic uncertainty, inflation, geopolitical conflict and tensions, and increased interest rates, with the Federal Reserve beginning to lower the target federal funds rate at the end of 2024. Since early 2025, global markets and the U.S. economy have also experienced disruption and volatility resulting from tariffs and other policies of the U.S. administration, as well as geopolitical conflicts (including those in Iran and Ukraine). Management continues to evaluate the loan and lease portfolio in order to assess the impact on repayment sources and underlying collateral that could result in additional losses and the impact to our customers and businesses as a result of these factors impacting the economy and will refine its estimate as developments occur and more information becomes available.

Activity in the allowance for credit losses by portfolio segment was as follows:

(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Three Months Ended March 31, 2026
Allowance for credit losses:
Term lending	$28,771	$11,486	$(7,180)	$667	$33,744
Asset-based lending	9,694	8,351	(6,085)	9	11,969
Factoring	3,784	1,073	—	117	4,974
Lease financing	1,037	(190)	(15)	6	838
SBA/USDA	4,709	1,495	(1,981)	12	4,235
Other commercial finance	102	(66)	—	—	36
Commercial finance	48,097	22,149	(15,261)	811	55,796
Consumer finance	9,040	(1,312)	(1,506)	367	6,589
Tax services	1,061	24,476	—	9,752	35,289
Warehouse finance	642	(37)	—	—	605
Total loans and leases	58,840	45,276	(16,767)	10,930	98,279
Unfunded commitments(1)	846	340	—	—	1,186
Total	$59,686	$45,616	$(16,767)	$10,930	$99,465

Three Months Ended March 31, 2025
Allowance for credit losses:
Term lending	$29,925	$1,384	$(6,208)	$1,118	$26,219
Asset-based lending	1,762	440	(172)	—	2,030
Factoring	5,765	(767)	(96)	32	4,934
Lease financing	881	1,374	(1,019)	7	1,243
SBA/USDA	3,807	775	(609)	48	4,021
Other commercial finance	421	(37)	—	—	384
Commercial finance	42,561	3,169	(8,104)	1,205	38,831
Consumer finance	30,361	5,563	(6,897)	608	29,635
Tax services	790	26,178	—	6,813	33,781
Warehouse finance	625	18	—	—	643
Total loans and leases	74,337	34,928	(15,001)	8,626	102,890
Unfunded commitments(1)	513	338	—	—	851
Total	$74,850	$35,266	$(15,001)	$8,626	$103,741
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.

(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Six Months Ended March 31, 2026
Allowance for credit losses:
Term lending	$28,345	$10,226	$(8,261)	$3,434	$33,744
Asset-based lending	7,650	10,389	(6,085)	15	11,969
Factoring	4,319	536	—	119	4,974
Lease financing	1,040	(228)	(37)	63	838
SBA/USDA	4,807	1,868	(2,457)	17	4,235
Other commercial finance	90	(54)	—	—	36
Commercial finance	46,251	22,737	(16,840)	3,648	55,796
Consumer finance	6,422	2,810	(3,334)	691	6,589
Tax services	—	23,078	—	12,211	35,289
Warehouse finance	646	(41)	—	—	605
Total loans and leases	53,319	48,584	(20,174)	16,550	98,279
Unfunded commitments(1)	924	262	—	—	1,186
Total	$54,243	$48,846	$(20,174)	$16,550	$99,465

Six Months Ended March 31, 2025
Allowance for credit losses:
Term lending	$30,394	$8,673	$(14,583)	$1,735	$26,219
Asset-based lending	1,356	846	(172)	—	2,030
Factoring	5,757	(937)	(170)	284	4,934
Lease financing	1,189	1,127	(1,082)	9	1,243
Insurance premium finance	—	91	(93)	2	—
SBA/USDA	3,273	1,606	(906)	48	4,021
Other commercial finance	607	(223)	—	—	384
Commercial finance	42,576	11,183	(17,006)	2,078	38,831
Consumer finance	28,669	14,984	(14,981)	963	29,635
Tax services	2	27,479	(741)	7,041	33,781
Warehouse finance	518	125	—	—	643
Total loans and leases	71,765	53,771	(32,728)	10,082	102,890
Unfunded commitments(1)	695	156	—	—	851
Total	$72,460	$53,927	$(32,728)	$10,082	$103,741
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.

Information on loans and leases that are deemed to be collateral dependent and are evaluated individually for the ACL was as follows:

(Dollars in thousands)	March 31, 2026	September 30, 2025
Term lending	$45,471	$33,042
Asset-based lending	21,973	24,273
Factoring	1,984	—
Lease financing	3,962	3,985
SBA/USDA	666	6,147
Commercial finance(1)	74,056	67,447
Total	$74,056	$67,447
(1) For commercial finance, collateral dependent financial assets have collateral in the form of cash, equipment, or other business assets.

Management has identified certain structured finance credits for alternative energy projects in which a substantial cash collateral account has been established to mitigate credit risk. Due to the nature of the transactions and significant cash collateral positions, these credits are evaluated individually. The balance of these pass rated cash collateral loans totaled $98.0 million and $107.7 million at March 31, 2026 and at September 30, 2025, respectively.

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

The Company has various portfolios of consumer finance and tax services loans that present unique risks that are statistically managed. Due to the unique risks associated with these portfolios, the Company monitors other credit quality indicators in its evaluation of the appropriateness of the ACL on these portfolios, and as such, these loans are not included in the asset classification table below. The outstanding balances of consumer finance loans and tax services loans were $90.9 million and $60.2 million at March 31, 2026, respectively, and $93.3 million and $2.5 million at September 30, 2025, respectively.

The amortized cost basis of loans and leases by asset classification and year of origination was as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
March 31, 2026	2026	2025	2024	2023	2022	Prior
Term lending
Pass	$516,856	$637,643	$217,616	$228,868	$81,938	$76,235	$—	$1,759,156
Watch	43,756	166,651	207,328	65,311	2,758	28,361	—	514,165
Special mention	—	51,299	11,783	801	1,096	4,755	—	69,734
Substandard	2,100	21,135	26,530	62,344	11,996	26,233	—	150,338
Doubtful	—	—	362	818	2,962	4,320	—	8,462
Total	562,712	876,728	463,619	358,142	100,750	139,904	—	2,501,855
Current period charge-offs	—	—	2,375	988	1,240	3,658	—	8,261
Asset-based lending
Pass	—	—	—	—	—	—	299,174	299,174
Watch	—	—	—	—	—	—	304,962	304,962
Special mention	—	—	—	—	—	—	31,163	31,163
Substandard	—	—	—	—	—	—	17,135	17,135
Doubtful	—	—	—	—	—	—	7,786	7,786
Total	—	—	—	—	—	—	660,220	660,220
Current period charge-offs	—	—	—	—	—	—	6,085	6,085
Factoring
Pass	—	—	—	—	—	—	166,314	166,314
Watch	—	—	—	—	—	—	42,399	42,399
Special mention	—	—	—	—	—	—	1,772	1,772
Substandard	—	—	—	—	—	—	1,427	1,427
Doubtful	—	—	—	—	—	—	1,357	1,357
Total	—	—	—	—	—	—	213,269	213,269
Current period charge-offs	—	—	—	—	—	—	—	—
Lease financing
Pass	14,553	38,223	15,200	30,390	1,475	2,296	—	102,137
Watch	456	3,980	4,474	389	—	27	—	9,326
Special mention	—	—	254	—	302	299	—	855
Substandard	—	2,712	—	5,036	908	5,883	—	14,539
Doubtful	45	—	—	—	—	—	—	45
Total	15,054	44,915	19,928	35,815	2,685	8,505	—	126,902
Current period charge-offs	—	—	—	15	—	22	—	37
SBA/USDA
Pass	70,432	88,391	29,474	71,200	109,248	49,065	—	417,810
Watch	333	2,697	31,879	—	13,384	3,102	—	51,395
Special mention	355	952	1,785	—	—	299	—	3,391
Substandard	—	3,459	3,822	11,278	11,137	33,711	—	63,407
Doubtful	—	—	538	—	—	96	—	634
Total	71,120	95,499	67,498	82,478	133,769	86,273	—	536,637
Current period charge-offs	—	224	668	1,565	—	—	—	2,457
Other commercial finance
Pass	1,950	7,760	9,491	—	—	54,070	—	73,271
Substandard	—	—	—	423	—	—	—	423
Total	1,950	7,760	9,491	423	—	54,070	—	73,694
Current period charge-offs	—	—	—	—	—	—	—	—
Warehouse finance
Pass	—	—	—	—	—	—	604,642	604,642
Total	—	—	—	—	—	—	604,642	604,642
Current period charge-offs	—	—	—	—	—	—	—	—
Total loans and leases

Pass	603,791	772,017	271,781	330,458	192,661	181,666	1,070,130	3,422,504
Watch	44,545	173,328	243,681	65,700	16,142	31,490	347,361	922,247
Special mention	355	52,251	13,822	801	1,398	5,353	32,935	106,915
Substandard	2,100	27,306	30,352	79,081	24,041	65,827	18,562	247,269
Doubtful	45	—	900	818	2,962	4,416	9,143	18,284
Total	$650,836	$1,024,902	$560,536	$476,858	$237,204	$288,752	$1,478,131	$4,717,219
Current period charge-offs	$—	$224	$3,043	$2,568	$1,240	$3,680	$6,085	$16,840

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
September 30, 2025	2025	2024	2023	2022	2021	Prior
Term lending
Pass	$935,599	$399,968	$298,678	$99,820	$43,216	$35,971	$—	$1,813,252
Watch	65,674	71,326	68,737	7,222	28,882	13,357	—	255,198
Special mention	56	68,989	3,762	826	11,078	65	—	84,776
Substandard	29,792	24,666	37,845	14,137	16,050	19,995	—	142,485
Doubtful	—	564	774	3,854	1,615	22	—	6,829
Total	1,031,121	565,513	409,796	125,859	100,841	69,410	—	2,302,540
Current period charge-offs	—	7,818	4,492	3,257	991	419	—	16,977
Asset-based lending
Pass	—	—	—	—	—	—	301,128	301,128
Watch	—	—	—	—	—	—	233,541	233,541
Special mention	—	—	—	—	—	—	31,702	31,702
Substandard	—	—	—	—	—	—	24,730	24,730
Doubtful	—	—	—	—	—	—	2,164	2,164
Total	—	—	—	—	—	—	593,265	593,265
Current period charge-offs	—	—	—	—	—	—	5,611	5,611
Factoring
Pass	—	—	—	—	—	—	179,352	179,352
Watch	—	—	—	—	—	—	36,218	36,218
Special mention	—	—	—	—	—	—	394	394
Substandard	—	—	—	—	—	—	1,537	1,537
Total	—	—	—	—	—	—	217,501	217,501
Current period charge-offs	—	—	—	—	—	—	1,479	1,479
Lease financing
Pass	43,710	20,259	36,483	2,270	1,089	4,439	—	108,250
Watch	13,587	5,181	13	635	1,059	—	—	20,475
Special mention	—	941	223	—	181	44	—	1,389
Substandard	7,190	—	5,375	1,377	4,088	905	—	18,935
Doubtful	—	—	150	—	37	—	—	187
Total	64,487	26,381	42,244	4,282	6,454	5,388	—	149,236
Current period charge-offs	—	—	320	—	1,005	101	—	1,426
Insurance premium finance
Current period charge-offs	—	62	31	—	—	—	—	93
SBA/USDA
Pass	79,928	61,063	93,459	136,075	19,674	30,962	—	421,161
Watch	2,651	5,117	136	12,477	691	3,598	—	24,670
Special mention	2,682	350	—	—	326	1,038	—	4,396
Substandard	315	3,176	12,721	7,678	2,235	30,588	—	56,713
Doubtful	221	2,687	1,592	—	—	48	—	4,548
Total	85,797	72,393	107,908	156,230	22,926	66,234	—	511,488
Current period charge-offs	74	882	537	90	55	1,011	—	2,649
Other commercial finance
Pass	8,770	63,200	—	134	12,471	62,495	—	147,070

Watch	—	—	2,418	—	—	—	—	2,418
Substandard	—	—	451	—	—	—	—	451
Total	8,770	63,200	2,869	134	12,471	62,495	—	149,939
Current period charge-offs	—	—	—	—	—	—	—	—
Warehouse finance
Pass	—	—	—	—	—	—	645,186	645,186
Total	—	—	—	—	—	—	645,186	645,186
Current period charge-offs	—	—	—	—	—	—	—	—
Total loans and leases
Pass	1,068,007	544,490	428,620	238,299	76,450	133,867	1,125,666	3,615,399
Watch	81,912	81,624	71,304	20,334	30,632	16,955	269,759	572,520
Special mention	2,738	70,280	3,985	826	11,585	1,147	32,096	122,657
Substandard	37,297	27,842	56,392	23,192	22,373	51,488	26,267	244,851
Doubtful	221	3,251	2,516	3,854	1,652	70	2,164	13,728
Total	$1,190,175	$727,487	$562,817	$286,505	$142,692	$203,527	$1,455,952	$4,569,155
Current period charge-offs	$74	$8,762	$5,380	$3,347	$2,051	$1,531	$7,090	$28,235

Past due loans and leases were as follows:

	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Nonaccrual Balance	Total
March 31, 2026
Loans held for sale	$—	$—	$—	$—	$53,072	$53,072	$—	$—	$—

Term lending	86,289	3,131	52,847	142,267	2,359,588	2,501,855	25,790	43,619	69,409
Asset-based lending	—	2,401	16,079	18,480	641,740	660,220	—	21,333	21,333
Factoring	—	—	—	—	213,269	213,269	—	2,783	2,783
Lease financing	3,244	—	3,942	7,186	119,716	126,902	—	4,021	4,021
SBA/USDA	1,604	4,306	15,923	21,833	514,804	536,637	60	19,267	19,327
Other commercial finance	—	—	—	—	73,694	73,694	—	423	423
Commercial finance	91,137	9,838	88,791	189,766	3,922,811	4,112,577	25,850	91,446	117,296
Consumer finance	985	492	417	1,894	89,018	90,912	417	—	417
Tax services	1,454	—	—	1,454	58,737	60,191	—	—	—
Warehouse finance	—	—	—	—	604,642	604,642	—	—	—
Total loans and leases held for investment	93,576	10,330	89,208	193,114	4,675,208	4,868,322	26,267	91,446	117,713
Total loans and leases	$93,576	$10,330	$89,208	$193,114	$4,728,280	$4,921,394	$26,267	$91,446	$117,713

September 30, 2025
Loans held for sale	$2,319	$1,860	$1,521	$5,700	$173,721	$179,421	$1,521	$—	$1,521

Term lending	29,283	8,869	30,734	68,886	2,233,654	2,302,540	4,420	38,959	43,379
Asset-based lending	—	—	—	—	593,265	593,265	—	24,327	24,327
Factoring	—	—	—	—	217,501	217,501	—	1,291	1,291
Lease financing	2,222	316	5,291	7,829	141,407	149,236	1,067	4,268	5,335
SBA/USDA	—	8,876	17,808	26,684	484,804	511,488	7,413	12,571	19,984
Other commercial finance	—	—	—	—	149,939	149,939	—	—	—
Commercial finance	31,505	18,061	53,833	103,399	3,820,570	3,923,969	12,900	81,416	94,316
Consumer finance	909	778	826	2,513	90,806	93,319	826	—	826
Tax services	—	—	2,477	2,477	55	2,532	2,477	—	2,477
Warehouse finance	—	—	—	—	645,186	645,186	—	—	—
Total loans and leases held for investment	32,414	18,839	57,136	108,389	4,556,617	4,665,006	16,203	81,416	97,619
Total loans and leases	$34,733	$20,699	$58,657	$114,089	$4,730,338	$4,844,427	$17,724	$81,416	$99,140

Nonaccrual loans and leases by year of origination were as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
March 31, 2026	2026	2025	2024	2023	2022	Prior
Term lending	$—	$719	$3,965	$26,582	$1,815	$10,538	$—	$43,619	$26,313
Asset-based lending	—	—	—	—	—	—	21,333	21,333	3,281
Factoring	—	—	—	—	—	—	2,783	2,783	438
Lease financing	—	—	—	50	—	3,971	—	4,021	3,962
SBA/USDA	—	1,720	4,193	13,307	—	47	—	19,267	—
Other commercial finance	—	—	—	423	—	—	—	423	—
Commercial finance	—	2,439	8,158	40,362	1,815	14,556	24,116	91,446	33,994
Total nonaccrual loans and leases	$—	$2,439	$8,158	$40,362	$1,815	$14,556	$24,116	$91,446	$33,994

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
September 30, 2025	2025	2024	2023	2022	2021	Prior
Term lending	$—	$1,383	$23,220	$3,469	$10,887	$—	$—	$38,959	$18,072
Asset-based lending	—	—	—	—	—	—	24,327	24,327	2,110
Factoring	—	—	—	—	—	—	1,291	1,291	—
Lease financing	—	—	150	—	3,511	607	—	4,268	3,985
SBA/USDA	221	4,605	7,675	—	22	48	—	12,571	—
Commercial finance	221	5,988	31,045	3,469	14,420	655	25,618	81,416	24,167
Total nonaccrual loans and leases	$221	$5,988	$31,045	$3,469	$14,420	$655	$25,618	$81,416	$24,167

Loans and leases that are 90 days or more delinquent and accruing by year of origination were as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
March 31, 2026	2026	2025	2024	2023	2022	Prior
Loans held for sale	$—	$—	$—	$—	$—	$—	$—	$—
Term lending	—	—	—	24,896	6	888	—	25,790
SBA/USDA	—	—	60	—	—	—	—	60
Commercial finance	—	—	60	24,896	6	888	—	25,850
Consumer finance	5	161	163	80	8	—	—	417
Total loans and leases held for investment	5	161	223	24,976	14	888	—	26,267
Total 90 days or more delinquent and accruing	$5	$161	$223	$24,976	$14	$888	$—	$26,267

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
September 30, 2025	2025	2024	2023	2022	2021	Prior
Loans held for sale	$521	$835	$150	$15	$—	$—	$—	$1,521
Term lending	—	2,942	—	—	—	1,478	—	4,420
Lease financing	277	—	—	789	1	—	—	1,067
SBA/USDA	1,139	495	5,683	—	—	96	—	7,413
Commercial finance	1,416	3,437	5,683	789	1	1,574	—	12,900
Consumer finance	241	348	180	44	13	—	—	826
Tax services	2,477	—	—	—	—	—	—	2,477
Total loans and leases held for investment	4,134	3,785	5,863	833	14	1,574	—	16,203
Total 90 days or more delinquent and accruing	$4,655	$4,620	$6,013	$848	$14	$1,574	$—	$17,724

Certain loans and leases 90 days or more past due as to interest or principal continue to accrue because they are (1) well-secured and in the process of collection or (2) consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due.

The following table provides the average recorded investment in nonaccrual loans and leases:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2026	2025	2026	2025
Term lending	$44,403	$27,521	$43,974	$25,365
Asset-based lending	21,561	530	24,002	555
Factoring	1,578	1,398	1,410	831
Lease financing	4,074	4,887	4,140	3,226
SBA/USDA	21,777	3,096	18,572	2,498
Other commercial finance	538	—	512	—
Commercial finance	93,931	37,432	92,610	32,475
Total loans and leases	$93,931	$37,432	$92,610	$32,475

The recognized interest income on the Company's nonaccrual loans and leases for the three and six months ended March 31, 2026 and 2025 was not significant.

Modifications made to borrowers experiencing financial difficulty during the three and six months ended March 31, 2026 were $0.5 million and $3.0 million, respectively, in the commercial finance loan portfolio. The types of modifications granted were term extensions. Modifications made to borrowers experiencing financial difficulty during the three and six months ended March 31, 2025 were $5.9 million and $9.1 million, respectively, in the commercial finance loan portfolio.

During the six months ended March 31, 2026, the Company had $2.1 million of commercial finance loans where a modification was granted in the previous 12 months in which there was a payment default. As of March 31, 2026, $2.1 million of modifications granted during the current six month period were in the 30-59 days past due category. During the six months ended March 31, 2025, the Company had $6.1 million of commercial finance loans where a modification was granted in the previous 12 months in which there was a payment default. As of March 31, 2025, no modifications granted during the six months ended March 31, 2025 were in the 60-89 days past due category.

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

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted earnings per share is presented below.

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Basic income per common share:
Net income attributable to Pathward Financial, Inc.	$72,910	$74,957	$108,076	$104,923
Dividends and undistributed earnings allocated to participating securities	(70)	(264)	(130)	(402)
Basic net earnings available to common stockholders	72,840	74,693	107,946	104,521
Undistributed earnings allocated to nonvested restricted stockholders	69	260	127	393
Reallocation of undistributed earnings to nonvested restricted stockholders	(69)	(259)	(126)	(392)
Diluted net earnings available to common stockholders	$72,840	$74,694	$107,947	$104,522

Total weighted-average basic common shares outstanding	21,612,033	23,657,145	21,965,316	23,941,980
Effect of dilutive securities(1)
PSUs	108,189	118,878	100,030	97,040
Total effect of dilutive securities	108,189	118,878	100,030	97,040
Total weighted-average diluted common shares outstanding	21,720,222	23,776,023	22,065,346	24,039,020

Net earnings per common share:
Basic earnings per common share	$3.37	$3.16	$4.91	$4.37
Diluted earnings per common share(2)	$3.35	$3.14	$4.89	$4.35
(1) Represents the effect of the assumed vesting of PSUs and restricted stock, as applicable, utilizing the treasury stock method.
(2) Excluded from the computation of diluted earnings per share for the three months ended March 31, 2026 and 2025, respectively, were 20,794 and 83,665 weighted average shares of nonvested restricted stock because their inclusion would be anti-dilutive. Excluded from the computation of diluted earnings per share for the six months ended March 31, 2026 and 2025, respectively, were 26,327 and 92,172 weighted average shares of nonvested restricted stock because their inclusion would be anti-dilutive.

NOTE 6. RENTAL EQUIPMENT, NET

Rental equipment consists of the following:

(Dollars in thousands)	March 31, 2026	September 30, 2025
Computers and IT networking equipment	$7,727	$11,723
Motor vehicles and other	127,702	141,101
Other furniture and equipment	22,559	26,040
Solar panels and equipment	116,708	111,447
Total	274,696	290,311

Accumulated depreciation	(129,025)	(131,530)
Unamortized initial direct costs	519	665
Net book value	$146,190	$159,446

Future minimum lease payments expected to be received for operating leases at March 31, 2026 were as follows:

(Dollars in thousands)
Remaining in 2026	$16,660
2027	27,490
2028	19,133
2029	13,502
2030	3,955
Thereafter	2,820
Total	$83,560

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

The Company held a total of $297.9 million of goodwill at March 31, 2026. The recorded goodwill is a result of multiple business combinations that occurred from 2015 to 2018. There have been no changes to the carrying amount of goodwill during the six months ended March 31, 2026.

The changes in the carrying amount of the Company’s intangible assets were as follows:

(Dollars in thousands)	Trademark(1)	Customer Relationships(2)	All Others(3)	Total
September 30, 2025	$5,346	$4,111	$3,045	$12,502
Amortization during the period	(548)	(877)	(264)	(1,689)
March 31, 2026	$4,798	$3,234	$2,781	$10,813

Gross carrying amount	$13,774	$70,338	$7,732	$91,844
Accumulated amortization	(8,976)	(56,186)	(4,798)	(69,960)
Accumulated impairment	—	(10,918)	(153)	(11,071)
March 31, 2026	$4,798	$3,234	$2,781	$10,813

September 30, 2024	$6,422	$6,566	$3,601	$16,589
Amortization during the period	(538)	(1,064)	(292)	(1,894)
Write-offs and disposals during the period	—	(631)	—	(631)
March 31, 2025	$5,884	$4,871	$3,309	$14,064

Gross carrying amount	$13,774	$70,338	$7,732	$91,844
Accumulated amortization	(7,890)	(54,549)	(4,270)	(66,709)
Accumulated impairment	—	(10,918)	(153)	(11,071)
March 31, 2025	$5,884	$4,871	$3,309	$14,064
(1) Book amortization period of 5-15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 10-30 years. Amortized using the accelerated method.
(3) Book amortization period of 3-20 years. Amortized using the straight line method.

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in the remaining six months of fiscal 2026 and subsequent fiscal years at March 31, 2026 was as follows:

(Dollars in thousands)
Remaining in 2026	$1,414
2027	2,482
2028	2,193
2029	1,577
2030	1,478
Thereafter	1,669
Total anticipated intangible amortization	$10,813

There were no impairments to intangible assets during the six months ended March 31, 2026 and 2025. Intangible impairment expense is recorded within the impairment expense line of the Condensed Consolidated Statements of Operations.

NOTE 8. OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease right-of-use ("ROU") assets, included in other assets, were $21.9 million and $22.7 million at March 31, 2026 and September 30, 2025, respectively.

Operating lease liabilities, included in accrued expenses and other liabilities, were $23.2 million and $24.0 million at March 31, 2026 and September 30, 2025, respectively.

The decreases in lease ROU assets and liabilities relate to normal amortization and lease payments made during the six months ended March 31, 2026.

Undiscounted future minimum operating lease payments and a reconciliation to the amount recorded as operating lease liabilities at March 31, 2026 were as follows:

(Dollars in thousands)
Remaining in 2026	$1,799
2027	3,497
2028	3,591
2029	3,633
2030	3,426
Thereafter	9,879
Total undiscounted future minimum lease payments	25,825
Discount	(2,631)
Total operating lease liabilities	$23,194

The weighted-average discount rate and remaining lease term for operating leases were as follows:

	March 31, 2026	September 30, 2025
Weighted-average discount rate	2.67%	2.65%
Weighted-average remaining lease term (years)	7.44	7.97

The components of total lease costs for operating leases were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2026	2025	2026	2025
Lease expense	$908	$998	$1,802	$1,917
Short-term and variable lease cost	28	23	57	44
Sublease income	(399)	(351)	(811)	(703)
Total lease cost for operating leases	$537	$670	$1,048	$1,258

NOTE 9. STOCKHOLDERS' EQUITY

Repurchase of Common Stock. The Company's Board of Directors authorized a share repurchase program to repurchase up to 7,000,000 shares of the Company's outstanding common stock on or before September 30, 2028. During the six months ended March 31, 2026 and 2025, the Company repurchased 1,507,005 and 1,277,664 shares, respectively, as part of the share repurchase program.

Under the repurchase program, repurchased shares were retired and designated as authorized but unissued shares. The Company accounts for repurchased shares using the par value method under which the repurchase price is credited to paid-in capital up to the par value of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. As of March 31, 2026, 3,430,811 shares of common stock remained available for repurchase.

For the six months ended March 31, 2026 and 2025, the Company also repurchased 51,068 and 66,446 shares, or $3.5 million and $4.6 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Retirement of Treasury Stock. The Company accounts for the retirement of repurchased shares, including treasury stock, using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. The Company retired 70,215 and zero shares of common stock held in treasury during the six months ended March 31, 2026 and 2025, respectively.

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

The following tables show the activity of share awards (including shares of restricted stock subject to vesting, fully-vested restricted stock, RSUs and PSUs) granted, exercised or forfeited under all of the Company's incentive plans during the six months ended March 31, 2026.

	Number of Shares	Weighted Average Fair Value at Grant
Restricted Stock Awards
Nonvested shares outstanding, September 30, 2025	81,697	$47.77
Granted	13,200	92.85
Vested	(74,103)	54.74
Forfeited or expired	—	—
Nonvested shares outstanding, March 31, 2026	20,794	$51.51
RSUs
Nonvested shares outstanding, September 30, 2025	92,620	$79.19
Granted	119,228	68.88
Vested	(27,903)	79.48
Forfeited or expired	(4,903)	72.79
Nonvested shares outstanding, March 31, 2026	179,042	$72.45
PSUs
PSUs outstanding, September 30, 2025	142,366	$52.59
Granted	49,816	65.74
Adjustment for performance achievement(1)	15,901	38.94
Vested	(71,934)	38.94
Forfeited or expired	—	—
PSUs outstanding, March 31, 2026	136,149	$63.02
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

The Company recognized total stock-based compensation expense of $6.8 million and $5.1 million for the six months ended March 31, 2026 and 2025, respectively. This expense is recorded primarily within compensation and benefits on the Condensed Consolidated Statements of Operations.

As of March 31, 2026, stock-based compensation expense not yet recognized in income totaled $14.2 million, which is expected to be recognized over a weighted average remaining period of 1.79 years.

NOTE 11. INCOME TAXES

The Company recorded an income tax expense of $21.4 million for the six months ended March 31, 2026, resulting in an effective tax rate of 16.5%, compared to an income tax expense of $22.2 million, or an effective tax rate of 17.4%, for the six months ended March 31, 2025. The Company’s effective tax rate was lower than the U.S. statutory rate of 21% primarily because of the effect of investment tax credits during fiscal year 2026. The Company's effective tax rate in the future will depend in part on actual investment tax credits generated from qualified renewable energy property.

The table below compares the income tax expense components for the periods presented.

	Six Months Ended March 31,
(Dollars in thousands)	2026	2025
Provision at statutory rate	$27,182	$26,690
Tax-exempt income	(291)	(319)
State income taxes	4,921	4,773
Interim period effective rate adjustment	(1,991)	(4,375)
Tax credit investments, net - federal	(7,161)	(3,694)
Research tax credit	(1,303)	—
162(m) disallowance	865	605
Other, net	(858)	(1,509)
Income tax expense	$21,364	$22,171
Effective tax rate	16.5%	17.4%

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

(Dollars in thousands)	Consumer		Commercial		Corporate Services/Other		Consolidated Company
Three Months Ended March 31,	2026	2025	2026	2025	2026	2025	2026	2025
Net interest income(1)	$66,183	$75,633	$45,375	$41,987	$13,566	$18,659	$125,124	$136,279
Noninterest income:
Refund transfer product fees	34,789	32,663	—	—	—	—	34,789	32,663
Refund advance and other tax fee income(1)	57,514	48,585	—	—	—	—	57,514	48,585
Card and deposit fees	37,330	30,583	185	202	11	8	37,526	30,793
Rental income(1)	—	—	10,707	12,990	240	210	10,947	13,200
(Loss) on sale of securities(1)	—	—	—	—	—	(7,228)	—	(7,228)
(Loss) on divestitures(1)	—	—	—	—	—	(1,360)	—	(1,360)
Secondary market revenue(1)	—	(25)	3,574	2,074	—	13,329	3,574	15,378
Gain on sale of other(1)	—	—	883	627	—	—	883	627
Other income(1)	1,638	2,221	3,293	2,225	1,016	1,420	5,947	5,866
Total noninterest income	131,271	114,027	18,642	18,118	1,267	6,379	151,180	138,524
Revenue	$197,454	$189,660	$64,017	$60,105	$14,833	$25,038	$276,304	$274,803

Six Months Ended March 31,
Net interest income (expense)(1)	$137,075	$156,694	$95,195	$85,280	$12,192	$19,554	$244,462	$261,528
Noninterest income:
Refund transfer product fees	35,144	33,073	—	—	—	—	35,144	33,073
Refund advance and other tax fee income(1)	57,645	49,110	—	—	—	—	57,645	49,110
Card and deposit fees	67,279	59,411	369	434	18	14	67,666	59,859
Rental income(1)	—	—	22,088	26,498	479	410	22,567	26,908
(Loss) on sale of securities(1)	—	—	—	—	—	(22,899)	—	(22,899)
Gain on divestitures(1)	—	—	—	—	—	15,044	—	15,044
Secondary market revenue(1)	—	15	7,731	6,412	—	13,328	7,731	19,755
Gain on sale of other(1)	—	—	1,371	1,158	—	456	1,371	1,614
Other income(1)	3,264	6,020	7,692	4,855	1,863	2,563	12,819	13,438
Total noninterest income	163,332	147,629	39,251	39,357	2,360	8,916	204,943	195,902
Revenue	$300,407	$304,323	$134,446	$124,637	$14,552	$28,470	$449,405	$457,430
(1) These revenues are not within the scope of Topic 606. Additional details are included in other footnotes to the accompanying financial statements. The scope of Topic 606 explicitly excludes net interest income as well as many other revenues for financial assets and liabilities, including loans, leases, and securities.

Following is a discussion of key revenues within the scope of Topic 606. The Company provides services to customers that have related performance obligations that must be completed to recognize revenue. Revenues are generally recognized immediately upon the completion of the service or over time as services are performed. Any services performed over time generally require that the Company renders services each period; therefore, the Company measures progress in completing these services based upon the passage of time. Revenue from contracts with customers did not generate significant contract assets and liabilities for the six months ended March 31, 2026.

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

The following table presents segment data for the Company:

(Dollars in thousands)	Consumer		Commercial		Corporate Services/Other		Total
Three Months Ended March 31,	2026	2025	2026	2025	2026	2025	2026	2025
Interest and dividend income	$77,109	$87,326	$81,463	$73,055	$(27,696)	$(18,377)	$130,876	$142,004
Interest expense	10,926	11,693	36,088	31,068	(41,262)	(37,036)	5,752	5,725
Net interest income	66,183	75,633	45,375	41,987	13,566	18,659	125,124	136,279
Provision for (reversal of) credit loss	23,164	31,739	22,489	3,508	(37)	19	45,616	35,266
Net interest income after provision for (reversal of) credit loss	43,019	43,894	22,886	38,479	13,603	18,640	79,508	101,013
Noninterest income	131,271	114,027	18,642	18,118	1,267	6,379	151,180	138,524
Noninterest expense
Compensation and benefits	8,729	7,868	10,295	12,209	36,381	31,828	55,405	51,905
Building and software	2,956	2,399	2,343	2,353	6,902	5,554	12,201	10,306
Operating lease equipment depreciation	—	—	9,075	11,779	—	—	9,075	11,779
Rate related card expenses	25,419	28,380	—	—	—	—	25,419	28,380
Other card expenses	8,044	7,846	—	—	12	13	8,056	7,859
Tax product expenses	10,551	9,740	—	—	—	—	10,551	9,740
Loan expenses	3	8	6,207	3,491	—	—	6,210	3,499
Legal and consulting	530	551	756	994	4,045	4,334	5,331	5,879
SG & A intercompany allocations	18,204	17,830	8,703	7,085	(26,907)	(24,915)	—	—
Consumer lending program expenses	153	5,657	—	—	—	—	153	5,657
Other expenses	4,542	4,499	1,372	2,777	5,141	5,897	11,055	13,173
Total noninterest expense	79,131	84,778	38,751	40,688	25,574	22,711	143,456	148,177
Income (loss) before income tax expense	95,159	73,143	2,777	15,909	(10,704)	2,308	87,232	91,360

Total assets	355,864	431,962	4,511,809	3,975,353	2,244,726	2,587,471	7,112,399	6,994,786
Total goodwill	87,145	87,145	210,783	210,783	—	—	297,928	297,928
Total deposits	5,588,918	5,633,529	174	140	262,604	185,540	5,851,696	5,819,209

Six Months Ended March 31,
Interest and dividend income	$149,613	$170,699	$165,298	$147,669	$(62,813)	$(48,008)	$252,098	$270,360
Interest expense	12,538	14,005	70,103	62,389	(75,005)	(67,562)	7,636	8,832
Net interest income	137,075	156,694	95,195	85,280	12,192	19,554	244,462	261,528
Provision for (reversal of) credit loss	25,888	42,463	22,999	11,339	(41)	125	48,846	53,927
Net interest income after provision for (reversal of) credit loss	111,187	114,231	72,196	73,941	12,233	19,429	195,616	207,601
Noninterest income	163,332	147,629	39,251	39,357	2,360	8,916	204,943	195,902
Noninterest expense
Compensation and benefits	16,673	15,625	21,885	25,550	68,711	60,022	107,269	101,197
Building and software	5,874	4,624	4,743	4,624	14,164	10,765	24,781	20,013
Operating lease equipment depreciation	—	—	19,070	23,206	—	—	19,070	23,206
Rate related card expenses	49,219	54,004	—	—	—	—	49,219	54,004
Other card expenses	14,670	15,528	—	—	23	20	14,693	15,548
Tax product expenses	10,697	9,882	—	—	—	—	10,697	9,882
Loan expenses	1,081	1,124	10,862	6,780	—	—	11,943	7,904
Legal and consulting	1,108	1,132	1,668	1,961	8,109	8,010	10,885	11,103

SG & A intercompany allocations	37,057	34,687	16,757	15,143	(53,814)	(49,830)	—	—
Consumer lending program expenses	276	9,895	—	—	—	—	276	9,895
Other expenses	8,905	8,514	2,830	4,245	10,101	10,462	21,836	23,221
Total noninterest expense	145,560	155,015	77,815	81,509	47,294	39,449	270,669	275,973
Income (loss) before income tax expense	128,959	106,845	33,632	31,789	(32,701)	(11,104)	129,890	127,530

Total assets	355,864	431,962	4,511,809	3,975,353	2,244,726	2,587,471	7,112,399	6,994,786
Total goodwill	87,145	87,145	210,783	210,783	—	—	297,928	297,928
Total deposits	5,588,918	5,633,529	174	140	262,604	185,540	5,851,696	5,819,209

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

Derivatives. The Bank's use of derivatives is limited to the Consumer Lending Programs. Under these Programs, the Bank has an agreement with a third party to originate consumer loans that are included in the Bank's held for investment or held for sale portfolios. The third party provides a target return to the Company on the portfolio of loans retained by the Bank and all interest received from borrowers on such loans above the target return and after all charge-offs have been covered is paid to the third party as excess interest and servicing. The primary drivers of the derivative value include the Company's ability to settle the loans at par value and the third party partners' rights of first refusal to purchase loans that the Company intends to sell. The Company estimates the fair value of the derivative instrument using a market approach considering primarily the average interest rate on the underlying loans and the credit spread relative to the risk-free rate in order to validate that the value of the loans is in excess of par and thus the derivative could be settled by either party at no cost. The Company considers this derivative instrument to be within Level 3 of the fair value hierarchy, as it utilizes inputs from sales or securitization transactions involving similar loans. As of March 31, 2026 and September 30, 2025, the Company determined the derivatives had no fair value, respectively, thus eliminating the need for further disclosures regarding Level 3 inputs as outlined in ASC 820.

The following table summarizes the fair values of debt securities AFS and equity securities as they are measured at fair value on a recurring basis.

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2026
Debt securities AFS
Corporate securities	$21,500	$—	$21,500	$—
SBA securities	10,333	—	10,333	—
Obligations of states and political subdivisions	165	—	165	—
Non-bank qualified obligations of states and political subdivisions	175,797	—	175,797	—
Asset-backed securities	127,999	—	127,999	—
Mortgage-backed securities	935,559	—	935,559	—
Total debt securities AFS	$1,271,353	$—	$1,271,353	$—
Common equities and mutual funds(1)	$4,615	$4,615	$—	$—
Non-marketable equity securities(2)	$13,640	$—	$—	$—

September 30, 2025
Debt securities AFS
Corporate securities	$21,250	$—	$21,250	$—
SBA securities	10,769	—	10,769	—
Obligations of states and political subdivisions	162	—	162	—
Non-bank qualified obligations of states and political subdivisions	187,040	—	187,040	—
Asset-backed securities	136,372	—	136,372	—
Mortgage-backed securities	972,250	—	972,250	—
Total debt securities AFS	$1,327,843	$—	$1,327,843	$—
Common equities and mutual funds(1)	$3,787	$3,787	$—	$—
Non-marketable equity securities(2)	$13,237	$—	$—	$—
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at March 31, 2026 and September 30, 2025.
(2) Consists of certain non-marketable equity securities that are measured at fair value using NAV as a practical expedient and are excluded from the fair value hierarchy.

Loans and Leases. The Company does not record loans and leases at fair value on a recurring basis. However, if a loan or lease is individually evaluated for risk of credit loss and repayment is expected to be solely provided by the values of the underlying collateral, the Company measures fair value on a nonrecurring basis. Fair value is determined by the fair value of the underlying collateral less estimated costs to sell. The fair value of the collateral is determined based on the internal estimates and/or assessment provided by third-party appraisers and the valuation relies on discount rates ranging from 3% to 42%.

The following table summarizes the assets of the Company that are measured at fair value in the Condensed Consolidated Statements of Financial Condition on a nonrecurring basis:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2026
Loans and leases, net individually evaluated for credit loss
Commercial finance	$29,635	$—	$—	$29,635
Total loans and leases, net individually evaluated for credit loss	29,635	—	—	29,635
Total	$29,635	$—	$—	$29,635

September 30, 2025
Loans and leases, net individually evaluated for credit loss
Commercial finance	$32,321	$—	$—	$32,321
Total loans and leases, net individually evaluated for credit loss	32,321	—	—	32,321
Total	$32,321	$—	$—	$32,321

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value at March 31, 2026	Fair Value at September 30, 2025	Valuation Technique	Unobservable Input	Range of Inputs
Loans and leases, net individually evaluated for credit loss	$29,635	$32,321	Market approach	Appraised values(1)	3% - 42%
(1) The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimating selling costs and other inputs in a range of 3% to 42%.

Management discloses the estimated fair value of financial instruments, including assets and liabilities on and off the Condensed Consolidated Statements of Financial Condition, for which it is practicable to estimate fair value. These fair value estimates were made at March 31, 2026 and September 30, 2025 based on relevant market information and information about financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, since there is no active market for certain financial instruments of the Company, the estimates of fair value are subjective in nature, involve uncertainties, and include matters of significant judgment. Changes in assumptions as well as tax considerations could significantly affect the estimated values. Accordingly, the aggregate fair value estimates are not intended to represent the underlying value of the Company, on either a going concern or a liquidation basis.

The following tables present the carrying amount and estimated fair value of the financial instruments held by the Company:

	March 31, 2026
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$157,602	$157,602	$157,602	$—	$—
Debt securities available for sale	1,271,353	1,271,353	—	1,271,353	—
Debt securities held to maturity	28,068	23,961	—	23,961	—
Common equities and mutual funds(1)	4,615	4,615	4,615	—	—
Non-marketable equity securities(1)(2)	21,051	21,051	—	7,411	—
Loans held for sale	53,072	53,072	—	53,072	—
Loans and leases	4,868,322	4,822,116	—	—	4,822,116
Federal Reserve Bank and Federal Home Loan Bank stocks	25,480	25,480	—	25,480	—
Accrued interest receivable	36,127	36,127	36,127	—	—
Financial liabilities
Deposits	5,851,696	5,851,618	5,849,056	2,562	—
Overnight federal funds purchased	26,000	26,000	26,000	—	—
Other short- and long-term borrowings	33,508	34,023	—	34,023	—
Accrued interest payable	186	186	186	—	—
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at March 31, 2026.
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

NOTE 15. SUBSEQUENT EVENTS

Management has evaluated subsequent events that occurred after March 31, 2026. During this period, up to the filing date of this Quarterly Report on Form 10-Q, management did not identify any material subsequent events that would require recognition or disclosure in our Condensed Consolidated Financial Statements as of or for the quarter ended March 31, 2026.

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

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” "target," or the negative of those terms, or other words of similar meaning or similar expressions. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements are based on information currently available to us and assumptions about future events, and include statements with respect to the Company’s beliefs, expectations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such risks, uncertainties and other factors may cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Such statements address, among others, the following subjects: future operating results, including our performance expectations; progress on key strategic initiatives; expected results of our partnerships; impacts of our improved data analytics, underwriting, and monitoring processes; expected nonperforming loan resolutions and net charge-off rates; the performance of our securities portfolio; the impact of card balances related to government stimulus programs; customer retention; loan and other product demand; new products and services; credit quality; the level of net charge-offs and the adequacy of the allowance for credit losses; and technology, including impacts of technology investments. The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: maintaining our executive management team; expected growth opportunities may not be realized or may take longer to realize than expected; our ability to successfully implement measures designed to reduce expenses and increase efficiencies; changes in trade, monetary, and fiscal policies and laws, including actual changes in interest rates and the Fed Funds rate and changes in international trade policies, tariffs and treaties affecting imports and exports, and their related impacts on macroeconomic conditions, customer behavior, funding costs and loan and securities portfolios; changes in tax laws; trade disputes, barriers to trade or the emergence of trade restrictions; the strength of the United States' economy, and the local economies in which the Company operates; adverse developments in the financial services industry generally such as bank failures, responsive measures to mitigate and manage such developments, related supervisory and regulatory actions and costs, and related impacts on customer behavior; inflation, market, and monetary fluctuations; our liquidity and capital positions, including the sufficiency of our liquidity; the timely and efficient development of new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value and acceptance of these products and services by users; the Bank's ability to maintain its Durbin Amendment exemption; the risks of dealing with or utilizing third parties, including, in connection with the Company’s prepaid card and tax refund advance businesses, the risk of reduced volume of refund advance loans as a result of reduced customer demand for or usage of the Bank’s strategic partners’ refund advance products; our relationship with, and any actions which may be initiated by, our regulators, and any related increases in compliance and other costs; changes in financial services laws and regulations, including laws and regulations relating to the tax refund industry; technological changes, including, but not limited to, the protection of our electronic systems and information; the impact of acquisitions and divestitures; litigation risk; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by the Bank of its status as a well-capitalized institution; changes in consumer borrowing, spending, and saving habits; losses from fraudulent or illegal activity; technological risks and developments and cyber threats, attacks, or events; emerging external focus among regulators and other officials related to risks in connection with the development and use of artificial intelligence; the success of the Company at maintaining its high quality asset level and managing and collecting assets of borrowers in default should problem assets increase; and the potential adverse effects of unusual and infrequently occurring events, including the impact on financial markets from geopolitical conflicts such as the military conflicts in Ukraine and the Middle East, government shutdowns, weather-related disasters, or public health events, such as pandemics, and any governmental or societal responses thereto.

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

The following discussion focuses on the consolidated financial condition of the Company at March 31, 2026, compared to September 30, 2025, and the consolidated results of operations for the three and six months ended March 31, 2026 and 2025. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the fiscal year ended September 30, 2025 and the related management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

EXECUTIVE SUMMARY

Company Highlights

•The Company's subsidiary Pathward®, N.A. announced it became Certified™ by Great Place To Work® for the fourth year in a row. This year, 88% of employees surveyed said Pathward is a Great Place To Work® – 31 points higher than the typical U.S. company. Great Place to Work® describes itself as the global authority on workplace culture, employee experience, and the leadership behaviors proven to deliver market-leading revenue, employee retention and increased innovation.

Financial Highlights for the 2026 Fiscal Second Quarter

All highlights are compared to the same fiscal quarter in the prior year period.

•Total revenue was $276.3 million, which was driven by a 9% increase in noninterest income. This was primarily driven by growth in card and deposit fees of 22%, refund advance and other tax fee income of 18%, and refund transfer product fees of 7%. Noninterest income represented 55% of total revenue.

•New loan originations, excluding tax services, increased from $902 million to $1.31 billion, primarily driven by the new contract announced during fiscal 2025 within consumer finance.

•Annualized return on average assets was 3.56% and return on average tangible equity was 54.41%.

•The Company repurchased 855,201 shares of common stock at an average share price of $84.15. As of March 31, 2026, there were 3,430,811 shares available for repurchase under the current common stock share repurchase program.

Tax Season

All reported numbers are for the six months ended March 31, 2026 and are compared to the same fiscal period in the prior year.

Total tax services product revenue was $95.7 million, an increase of 13% compared to the prior year. This was driven by an increase in the number of refund advances, as well as higher origination volumes and an increase in refund transfers. Total tax services product fee income increased by $10.6 million and net interest income on tax services loans increased $0.2 million. Total tax services product expense increased $0.8 million when compared to the prior year.

Provision for credit losses for the tax services portfolio decreased $4.4 million when compared to the prior year as a result of the continued work on enhancing underwriting models and data analytics capabilities.

Total tax services product income, net of losses and direct product expenses, increased 30% to $62.0 million from $47.6 million. This increase is the result of significant work to grow this business, increase market share and evolve the underwriting model.

For the 2026 tax season through March 31, 2026, the Company originated $1.87 billion in refund advance loans compared to $1.66 billion during the 2025 tax season.

FINANCIAL CONDITION

At March 31, 2026, the Company’s total assets decreased to $7.11 billion compared to $7.17 billion at September 30, 2025, primarily due to reductions of $126.3 million in loans held for sale, $56.5 million in debt securities AFS, $55.3 million in other assets, and an increase of $45.0 million in allowance for credit losses, partially offset by growth of $202.3 million in loans and leases and $37.0 million in cash and cash equivalents.

Total cash and cash equivalents were $157.6 million at March 31, 2026, increasing from $120.6 million at September 30, 2025. The Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the FRB. At March 31, 2026, the Company did not have any federal funds sold.

The Company's investment security balances at March 31, 2026 totaled $1.30 billion, as compared to $1.36 billion at September 30, 2025, due to principal pay downs. The Company’s portfolio of securities customarily consists primarily of MBS, which have expected lives much shorter than the stated final maturity, non-bank qualified obligations of states and political subdivisions, which mature in approximately 15 years or less, and other tax exempt municipal mortgage related pass through securities which have average lives much shorter than their stated final maturities. During the six months ended March 31, 2026, the Company made no purchases of investment securities.

Through the Bank, the Company owns stock in the FHLB due to the Bank’s membership and participation in this banking system as well as stock in the FRB. The FHLB requires a level of stock investment based on a pre-determined formula. The Company’s investment in these stocks was $25.5 million at March 31, 2026 and $24.7 million at September 30, 2025, as purchases of FHLB membership stock were partially offset by redemptions during the six months ended March 31, 2026.

Loans held for sale at March 31, 2026 totaled $53.1 million, decreasing from $179.4 million at September 30, 2025. This decrease was primarily driven by the sale of the consumer finance portfolio in October 2025, partially offset by an increase in SBA/USDA loans held for sale at March 31, 2026 compared to September 30, 2025.

Total gross loans and leases totaled $4.87 billion at March 31, 2026, as compared to $4.66 billion at September 30, 2025. The increase was due to growth in the commercial finance and seasonal tax services portfolios, partially offset by a decrease in the consumer finance portfolio due to the aforementioned loan sale within that portfolio in October 2025, as well as a decrease in the warehouse finance portfolio. See Note 4. Loans and Leases, Net to the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Commercial finance loans, which comprised 84% of the Company's loan and lease portfolio, totaled $4.11 billion at March 31, 2026, reflecting an increase of $188.6 million, or 5%, from September 30, 2025. The increase was primarily driven by an increase of $199.3 million in term lending and $67.0 million in asset-based lending, partially offset by a decrease of $76.2 million in other commercial finance. These changes are primarily the result of the Company's efforts to optimize the balance sheet.

Total end-of-period deposits decreased 1% to $5.85 billion at March 31, 2026, from $5.89 billion at September 30, 2025, primarily driven by a decrease in noninterest-bearing deposits of $89.8 million, partially offset by an increase in interest-bearing checking of $46.7 million.

The Company's total borrowings increased from $42.5 million at September 30, 2025 to $59.5 million at March 31, 2026, driven by an increase in short-term borrowings of $17.0 million. The Company's short-term borrowings fluctuate on a daily basis due to the nature of a portion of its noninterest-bearing deposit base.

At March 31, 2026, the Company’s stockholders’ equity totaled $850.7 million, a decrease of $6.8 million, from $857.5 million at September 30, 2025. The decrease was primarily attributable to a decrease in retained earnings, partially offset by an increase in additional paid-in capital and a decrease in accumulated other comprehensive loss. The Company and Bank remained above the federal regulatory minimum capital requirements at March 31, 2026, and continued to be classified as well-capitalized, and in good standing with the regulatory agencies. See “Liquidity and Capital Resources” for further information.

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

The Company meets the Right of Set off criteria in ASC 210-20, Balance Sheet - Offsetting, for all payments negative deposit balances with the exception of DDA overdrafts. The following table summarizes the Company's negative deposit balances within the Partner Solutions business line:

(Dollars in thousands)	March 31, 2026	September 30, 2025
Noninterest-bearing deposits	$5,798,536	$5,886,873
Prefunding	(238,583)	(245,841)
Discount funding	(12,409)	(3,501)
DDA overdrafts	(17,777)	(17,977)
Noninterest-bearing checking, net	$5,529,767	$5,619,554

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

As of March 31, 2026, the Company managed $1.07 billion of customer deposits at other banks in its capacity as custodian. These deposits provide the Company with the ability to earn servicing fee income, typically reflective of the EFFR.

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

	Three Months Ended March 31,
	2026			2025
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)
Interest-earning assets:
Cash and fed funds sold	$620,549	$4,886	3.19%	$926,841	$9,088	3.98%
Mortgage-backed securities	1,100,278	7,590	2.80%	1,240,243	8,580	2.81%
Tax-exempt investment securities	104,537	747	3.67%	116,976	797	3.50%
Asset-backed securities	132,041	1,500	4.61%	180,750	2,228	5.00%
Other investment securities	170,063	1,324	3.16%	207,973	1,556	3.03%
Total investments	1,506,919	11,161	3.06%	1,745,942	13,161	3.11%
Commercial finance	4,128,461	81,463	8.00%	3,597,280	73,053	8.24%
Consumer finance	146,499	7,187	19.90%	295,099	19,976	27.45%
Tax services	620,285	12,695	8.30%	557,229	11,913	8.67%
Warehouse finance	631,052	13,484	8.67%	638,747	14,813	9.41%
Total loans and leases	5,526,297	114,829	8.43%	5,088,355	119,755	9.54%
Total interest-earning assets	7,653,765	$130,876	6.95%	7,761,138	$142,004	7.43%
Noninterest-earning assets	648,512			611,851
Total assets	$8,302,277			$8,372,989

Interest-bearing liabilities:
Interest-bearing checking	$3,537	$—	0.01%	$2,462	$—	0.04%
Savings	50,501	4	0.03%	53,120	3	0.02%
Money markets	209,841	138	0.27%	179,591	270	0.61%
Time deposits	2,640	6	0.91%	4,213	3	0.25%
Wholesale deposits	431,278	4,126	3.88%	349,706	3,810	4.42%
Total interest-bearing deposits (a)	697,797	4,274	2.48%	589,092	4,086	2.81%
Overnight fed funds purchased	87,836	862	3.98%	88,522	1,003	4.60%
Subordinated debentures	19,830	357	7.30%	19,728	355	7.29%
Other borrowings	13,661	259	7.68%	13,661	281	8.34%
Total borrowings	121,327	1,478	4.94%	121,911	1,639	5.45%
Total interest-bearing liabilities	819,124	5,752	2.85%	711,003	5,725	3.27%
Noninterest-bearing deposits (b)	6,323,247	—	—%	6,592,216	—	—%
Total deposits and interest-bearing liabilities	7,142,371	$5,752	0.33%	7,303,219	$5,725	0.32%
Other noninterest-bearing liabilities	307,071			294,080
Total liabilities	7,449,442			7,597,299
Shareholders' equity	852,835			775,690
Total liabilities and shareholders' equity	$8,302,277			$8,372,989
Net interest income and net interest rate spread including noninterest-bearing deposits		$125,124	6.62%		$136,279	7.11%

Net interest margin			6.63%			7.12%
Tax-equivalent effect			0.01%			0.01%
Net interest margin, tax-equivalent(2)			6.64%			7.13%

Total cost of deposits (a+b)	7,021,044	4,274	0.25%	7,181,308	4,086	0.23%
(1) Tax rate used to arrive at the TEY for the three months ended March 31, 2026 and 2025 was 21%.
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

	Six Months Ended March 31,
	2026			2025
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)
Interest-earning assets:
Cash and fed funds sold	$446,046	$6,686	3.01%	$579,452	$11,346	3.93%
Mortgage-backed securities	1,111,299	15,402	2.78%	1,275,467	17,566	2.76%
Tax-exempt investment securities	105,972	1,481	3.55%	118,862	1,642	3.51%
Asset-backed securities	134,278	3,246	4.85%	184,497	4,832	5.25%
Other investment securities	171,738	2,679	3.13%	221,173	3,370	3.06%
Total investments	1,523,287	22,808	3.05%	1,799,999	27,410	3.10%
Commercial finance	4,118,802	165,296	8.05%	3,642,820	147,665	8.13%
Consumer finance	173,131	16,644	19.28%	305,868	42,317	27.75%
Tax services	329,509	12,655	7.70%	294,147	12,045	8.21%
Warehouse finance	637,833	28,009	8.81%	621,094	29,577	9.55%
Total loans and leases	5,259,275	222,604	8.49%	4,863,929	231,604	9.55%
Total interest-earning assets	7,228,608	$252,098	7.01%	7,243,380	$270,360	7.50%
Noninterest-earning assets	646,970			620,823
Total assets	$7,875,578			$7,864,203

Interest-bearing liabilities:
Interest-bearing checking	$2,226	$—	0.03%	$1,564	$—	4.30%
Savings	47,224	8	0.03%	49,252	6	0.03%
Money markets	211,145	306	0.29%	179,850	655	0.73%
Time deposits	2,638	12	0.91%	4,210	6	0.25%
Wholesale deposits	214,627	4,154	3.88%	186,526	4,194	4.51%
Total interest-bearing deposits (a)	477,860	4,480	1.88%	421,402	4,861	2.31%
Overnight fed funds purchased	93,096	1,910	4.11%	110,165	2,674	4.87%
Subordinated debentures	19,817	713	7.22%	19,715	710	7.22%
Other borrowings	13,661	533	7.82%	13,661	587	8.62%
Total borrowings	126,574	3,156	5.00%	143,541	3,971	5.55%
Total interest-bearing liabilities	604,434	7,636	2.53%	564,943	8,832	3.14%
Noninterest-bearing deposits (b)	6,114,940	—	—%	6,203,825	—	—%
Total deposits and interest-bearing liabilities	6,719,374	$7,636	0.23%	6,768,768	$8,832	0.26%
Other noninterest-bearing liabilities	313,729			315,189
Total liabilities	7,033,103			7,083,957
Shareholders' equity	842,475			780,246
Total liabilities and shareholders' equity	$7,875,578			$7,864,203
Net interest income and net interest rate spread including noninterest-bearing deposits		$244,462	6.78%		$261,528	7.24%

Net interest margin			6.78%			7.24%
Tax-equivalent effect			0.01%			0.01%
Net interest margin, tax-equivalent(2)			6.79%			7.25%

Total cost of deposits (a+b)	6,592,800	4,480	0.14%	6,625,227	4,861	0.15%
(1) Tax rate used to arrive at the TEY for the six months ended March 31, 2026 and 2025 was 21%.
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

General
The Company reported net income of $72.9 million, or $3.35 per diluted share, for the three months ended March 31, 2026, compared to net income of $75.0 million, or $3.14 per diluted share, for the three months ended March 31, 2025.

The Company reported net income of $108.1 million, or $4.89 per diluted share, for the six months ended March 31, 2026, compared to net income of $104.9 million, or $4.35 per diluted share, for the six months ended March 31, 2025.

Net Interest Income
Net interest income for the second quarter of fiscal 2026 was $125.1 million, a decrease of 8% compared to the same quarter in fiscal 2025, which was primarily driven by decreases in interest income of $12.8 million on the consumer finance portfolio and $4.2 million of cash and fed funds sold. Interest income on the consumer finance portfolio was impacted by the sale of a portfolio in October 2025 that was previously accounted for using a gross accounting methodology, and therefore, recorded at higher yields with offsetting entries not included in net interest income. Partially offsetting that decrease, interest income from commercial finance loans and leases increased $8.4 million over that same period.

For the six months ended March 31, 2026, net interest income was $244.5 million, a decrease of 7% compared to the same period in the prior fiscal year.

The Company’s average interest-earning assets for the second quarter of fiscal 2026 decreased by $107.4 million to $7.65 billion compared to the same quarter in fiscal 2025, due to decreases in the average outstanding balances in cash and fed funds sold and total investments securities. The decrease was partially offset by an increase in the average outstanding balance of total loans and leases. These results are expected as the Company continues to shift the balance sheet toward higher returning assets. The second quarter average outstanding balance of loans and leases increased $437.9 million compared to the same quarter of the prior fiscal year, due to increases in the commercial finance and tax services portfolios, partially offset by decreases in the consumer finance and warehouse finance portfolios.

Fiscal 2026 second quarter NIM decreased to 6.63% from 7.12% in the second fiscal quarter of 2025 primarily due to the aforementioned sale of the consumer finance portfolio in October 2025. The overall reported tax-equivalent yield (“TEY”) on average interest-earning assets decreased 48 basis points to 6.95% compared to the prior year quarter. The yield on the loan and lease portfolio was 8.43% compared to 9.54% for the comparable period last year and the TEY on the securities portfolio was 3.06% compared to 3.11% over that same period. The decreases in the TEY on average interest-earning assets and the yield on the loan and lease portfolio were also primarily driven by the aforementioned sale of the consumer finance portfolio.

For the six months ended March 31, 2026, NIM was 6.78%, a decrease of 46 basis points from 7.24% compared to the same period in the prior fiscal year.

The Company's cost of funds for all deposits and borrowings averaged 0.33% during the fiscal 2026 second quarter, as compared to 0.32% during the prior year quarter. The Company's overall cost of deposits was 0.25% in the fiscal second quarter of 2026, as compared to 0.23% during the prior year quarter.

Provision for Credit Loss
The Company recognized a provision for credit losses of $45.6 million for the quarter ended March 31, 2026, compared to $35.3 million for the comparable period in the prior fiscal year. The year-over-year increase was primarily due to increases in the commercial finance portfolio of $19.0 million, partially offset by decreases in the consumer finance portfolio of $6.9 million and the tax services portfolio of $1.7 million. The Company recognized net charge-offs of $5.8 million for the quarter ended March 31, 2026, compared to net charge-offs of $6.4 million for the quarter ended March 31, 2025. Net charge-offs attributable to the commercial finance portfolio and consumer finance portfolio were $14.5 million and $1.1 million, respectively, while net recoveries of $9.7 million were recognized in the seasonal tax services portfolio. Net charge-offs attributable to the commercial finance portfolio and consumer finance portfolio for the same quarter of the prior year were $6.9 million and $6.3 million, respectively, while net recoveries of $6.8 million were recognized in the tax services portfolio.

The Company recognized a provision for credit losses of $48.8 million for the six months ended March 31, 2026, compared to $53.9 million for the comparable period in the prior fiscal year. The decrease was primarily due to decreases in provision for credit losses in the consumer finance portfolio of $12.2 million and tax services portfolio of $4.4 million, partially offset by an increase in the commercial finance portfolio of $11.6 million. The Company recognized net charge-offs of $3.6 million for the six months ended March 31, 2026, compared to net charge-offs of $22.6 million for the six months ended March 31, 2025. Net charge-offs attributable to the commercial finance portfolio and the consumer finance portfolio for the six months ended March 31, 2026 were $13.2 million and $2.6 million, respectively, while net recoveries of $12.2 million were recognized in the tax services portfolio. Net charge-offs attributable to the commercial finance portfolio and the consumer finance portfolio were $14.9 million and $14.0 million, respectively, for the same six months of the prior year, while net recoveries of $6.3 million were recognized in the tax services portfolio.

Noninterest Income
Fiscal 2026 second quarter noninterest income increased 9% to $151.2 million, compared to $138.5 million for the same period of the prior year. The increase was driven by increases in refund advance and other tax fee income, card and deposit fees, and refund transfer product fees, partially offset by decreases in secondary market revenue and rental income. Secondary market revenue in the prior year period was elevated by the gain from a portfolio sale within working capital. That gain was partially offset by a loss on sale of securities and a loss on divestiture that were also recognized in the prior year period.

Servicing fee income on custodial deposits totaled $7.8 million during the 2026 fiscal second quarter, as compared to $6.5 million for the same period of the prior year. The year-over-year increase in servicing fee income on custodial deposit balances held at Program Banks was due to higher quarterly average deposits balances held at Program Banks.

Noninterest income for the six months ended March 31, 2026 increased to $204.9 million from $195.9 million for the same period of the prior year.

Noninterest Expense
Noninterest expense decreased 3% to $143.5 million in the second quarter of fiscal 2026, compared to $148.2 million for the same quarter last year. The decrease was primarily attributable to reductions in card processing and other expense, partially offset by increases in compensation and benefits and building and software expense.

Card processing expense is primarily driven by rate-related agreements with Partner Solutions relationships. The amount of expense paid under those agreements is based on an agreed upon rate index that varies depending on the deposit levels, floor rates, market conditions, and other performance conditions. Generally, this rate index is based on a percentage of the EFFR and reprices immediately upon a change in the EFFR. Approximately 66% of the deposit portfolio was subject to these rate-related processing expenses during the fiscal 2026 second quarter. For the fiscal quarter ended March 31, 2026, contractual, rate-related processing expenses were $25.4 million, as compared to $28.4 million for the fiscal quarter ended March 31, 2025.

Noninterest expense for the six months ended March 31, 2026 decreased to $270.7 million from $276.0 million for the same period of the prior year.

Income Tax Expense
The Company recorded an income tax expense of $14.2 million, representing an effective tax rate of 16.2%, for the fiscal 2026 second quarter, compared to an income tax expense of $16.2 million, representing an effective tax rate of 17.7%, for the second quarter last fiscal year. The current quarter decrease in income tax expense compared to the prior year quarter was primarily driven by research tax credits.

The Company originated $8.0 million in renewable energy leases during the fiscal 2026 second quarter, resulting in $2.0 million in total net investment tax credits. During the second quarter of fiscal 2025, the Company originated $1.9 million in renewable energy leases resulting in $0.5 million in total net investment tax credits. For the six months ended March 31, 2026, the Company originated $27.7 million in renewable energy leases, compared to $11.2 million for the comparable prior year period. Investment tax credits related to renewable energy leases are recognized ratably based on income throughout each fiscal year.

The Company recorded an income tax expense of $21.4 million, representing an effective tax rate of 16.5% for the six months ended March 31, 2026, compared to an income tax expense of $22.2 million, or an effective tax rate of 17.4%, for the six months ended March 31, 2025.

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

The Company believes that the level of allowance for credit losses at March 31, 2026 was appropriate and reflected probable losses related to these loans and leases; however, there can be no assurance that all loans and leases will be fully collectible or that the present level of the allowance will be adequate in the future. See the section below titled “Allowance for Credit Losses” for further information.

The table below sets forth the amounts and categories of the Company's nonperforming assets.

(Dollars in thousands)	March 31, 2026	September 30, 2025
Nonperforming Loans and Leases
Nonaccruing loans and leases:
Commercial finance	$91,446	$81,416
Total nonaccruing loans and leases	91,446	81,416

Accruing loans and leases delinquent 90 days or more:
Loans held for sale	—	1,521
Commercial finance	25,850	12,900
Consumer finance	417	826
Tax services(1)	—	2,477
Total accruing loans and leases delinquent 90 days or more	26,267	17,724
Total nonperforming loans and leases	117,713	99,140

Other Assets
Nonperforming operating leases	2,080	2,571
Total other assets	2,080	2,571
Total nonperforming assets	$119,793	$101,711
Total as a percentage of total assets	1.68%	1.42%
(1) Certain tax services loans do not bear interest.

The Company's nonperforming assets at March 31, 2026 were $119.8 million, representing 1.68% of total assets, compared to $101.7 million, or 1.42% of total assets at September 30, 2025. The increase in the nonperforming assets as a percentage of total assets at March 31, 2026 compared to September 30, 2025, was driven by an increase in nonperforming loans in the commercial finance portfolio.

The Company's nonperforming loans and leases at March 31, 2026 were $117.7 million, representing 2.39% of total gross loans and leases, compared to $99.1 million, or 2.05% of total gross loans and leases at September 30, 2025.

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

On the basis of management’s review of its loans, leases, and other assets, at March 31, 2026, the Company had classified loans and leases of $247.3 million as substandard, $18.3 million as doubtful and none as loss. At September 30, 2025, the Company classified loans and leases of $244.9 million as substandard, $13.7 million as doubtful and none as loss.

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

The Company's ACL totaled $98.3 million at March 31, 2026, an increase compared to $53.3 million at September 30, 2025. The increase in the ACL at March 31, 2026, when compared to September 30, 2025, was primarily due to increases of $35.3 million in the allowance related to the seasonal tax services portfolio and $9.5 million in the allowance related to the commercial finance portfolio.

The following table presents the Company's ACL as a percentage of its total loans and leases.

	As of the Period Ended
	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Commercial finance	1.36%	1.16%	1.18%	1.27%	1.10%
Consumer finance	7.25%	6.85%	6.88%	11.69%	12.04%
Tax services	58.63%	1.71%	—%	81.32%	60.35%
Warehouse finance	0.10%	0.10%	0.10%	0.10%	0.10%
Total loans and leases	2.02%	1.18%	1.14%	2.23%	2.30%
Total loans and leases excluding tax services	1.31%	1.17%	1.14%	1.60%	1.57%

The Company's ACL as a percentage of total loans and leases increased to 2.02% at March 31, 2026 from 1.14% at September 30, 2025 and decreased from 2.30% at March 31, 2025. The year-over-year decrease in the total loans and leases coverage ratio was primarily driven by the decrease in the ACL related to the decrease in the consumer finance portfolio due to the aforementioned loan sale within the consumer finance portfolio in October 2025. The year-over-year decrease in the total loans and leases coverage ratio was partially offset by an increase in the ACL related to the commercial finance portfolio.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within these financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Management has identified its critical accounting policies, which are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations. These policies involve complex and subjective decisions and assessments. Some of these estimates may be uncertain at the time they are made, could change from period to period, and could have a material impact on the financial statements. A discussion of the Company’s critical accounting policies and estimates can be found in the Company's Form 10-K for the year ended September 30, 2025. There were no significant changes to these critical accounting policies and estimates during the first six months of fiscal 2026.

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

At March 31, 2026, the Company had unfunded loan and lease commitments of $1.55 billion. Management believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs. The liquidity sources as of March 31, 2026 include $157.6 million in cash and cash equivalents and $1.07 billion in custodial deposits. When factoring in additional resources, such as the Federal Home Loan Bank, the Federal Reserve Discount Window and other unsecured funding and wholesale options, the Company has over $2.73 billion in total available liquidity as of March 31, 2026. Due to the characteristics of the Company's deposit portfolio, uninsured deposits remained less than 15% of total deposits during the fiscal 2026 second quarter and below the Company's available liquidity.

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

The Capital Rules require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined). At March 31, 2026, the Company and the Bank exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements. The Company and the Bank took the AOCI opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.

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

	Company	Bank	Minimum to be Adequately Capitalized Under Prompt Corrective Action Provisions	Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2026
Tier 1 leverage capital ratio	8.62%	8.85%	4.00%	5.00%
Common equity Tier 1 capital ratio	12.65	13.24	4.50	6.50
Tier 1 capital ratio	12.89	13.24	6.00	8.00
Total capital ratio	14.52	14.49	8.00	10.00
September 30, 2025
Tier 1 leverage capital ratio	9.79%	10.00%	4.00%	5.00%
Common equity Tier 1 capital ratio	12.70	13.23	4.50	6.50
Tier 1 capital ratio	12.95	13.23	6.00	8.00
Total capital ratio	14.27	14.19	8.00	10.00

The following table provides a reconciliation of the amounts included in the table above for the Company.

	Standardized Approach(1)
(Dollars in thousands)	March 31, 2026	September 30, 2025
Total stockholders' equity	$850,677	$857,454
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	284,471	285,158
LESS: Certain other intangible assets	17,306	18,077
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	1,207	5,733
LESS: Net unrealized (losses) on available for sale securities	(138,462)	(143,190)
LESS: Noncontrolling interest	(785)	(591)
ADD: Adoption of Accounting Standards Update 2016-13	—	1,788
Common Equity Tier 1(1)	686,940	694,055
Long-term borrowings and other instruments qualifying as Tier 1	13,661	13,661
Tier 1 minority interest not included in common equity Tier 1 capital	(382)	(307)
Total Tier 1 capital	700,219	707,409
Allowance for credit losses	68,278	52,455
Subordinated debentures, net of issuance costs	19,846	19,796
Total capital	$788,343	$779,660
(1) Capital amounts and ratios are calculated in accordance with Basel III capital rules as implemented by U.S. banking regulators and reflect fully phased-in regulatory requirements to the Company as of the reporting date.

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

CONTRACTUAL OBLIGATIONS

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations" in the Company’s Form 10-K for its fiscal year ended September 30, 2025 for a summary of our contractual obligations as of September 30, 2025. There were no material changes outside the ordinary course of our business in contractual obligations from September 30, 2025 through March 31, 2026.

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

The EAR analysis used in the following table reflects the required analysis used no less than quarterly by management. It models basis point parallel shifts in market interest rates over the next one-year period. The following table shows the results of the scenarios as of March 31, 2026 and September 30, 2025:

Net Sensitive Earnings at Risk
		Change in Interest Income/Expense for a given change in interest rates
		Over/(Under) Base Case Parallel Shift
(Dollars in Thousands)	Book Value	-200	-100	Base	+100	+200
Balances as of March 31, 2026
Total interest income	6,368,396	396,990	413,898	437,083	469,215	504,037
Total interest expense	347,929	1,259	1,542	1,828	3,702	5,864
Net interest income		395,731	412,356	435,255	465,513	498,173

Percentage change from base		-9.1%	-5.3%	—%	7.0%	14.5%

Balances as of September 30, 2025
Total interest income	6,309,960	415,683	433,904	462,434	494,959	527,497
Total interest expense	276,393	813	915	1,317	3,226	5,138
Net interest income		414,870	432,989	461,117	491,733	522,359

Percentage change from base		-10.0%	-6.1%	—%	6.6%	13.3%

The EAR analysis reported at March 31, 2026, shows that changes in market interest rates have a larger impact on total interest income than total interest expense. IRR is a snapshot in time. The Company’s business and deposits are predictably cyclical on a weekly, monthly and yearly basis. The Company’s static IRR results could vary depending on which day of the week the month ends, primarily related to payroll processing and timing of when certain programs are prefunded and when the funds are received.

Under EVE analysis, the economic value of financial assets, liabilities and off-balance sheet instruments is derived under each rate scenario. The economic value of equity is calculated as the difference between the estimated market value of assets and liabilities, net of the impact of off-balance sheet instruments.

The EVE analysis used in the following table reflects the required analysis used no less than quarterly by management. It models immediate basis point parallel shifts in market interest rates. The following table shows the results of the scenario as of March 31, 2026 and September 30, 2025:

Economic Value Sensitivity
	Standard (Parallel Shift)
	Economic Value of Equity at Risk %
	-200	-100	+100	+200
Balances as of March 31, 2026
Percentage change from base	-6.1%	-2.7%	2.0%	3.4%

Balances as of September 30, 2025
Percentage change from base	-6.5%	-2.6%	1.6%	2.8%

The EVE at risk reported at March 31, 2026 shows that the economic value of equity position is expected to benefit from rising interest rates due to the large amount of noninterest-bearing funding.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management evaluated the Company's disclosure controls and procedures. The evaluation was performed under the direction of the Company's Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of March 31, 2026, of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were not designed effectively to ensure timely alerting of material information relating to the Company required to be included in the Company's periodic SEC filings. The conclusion was reached as a result of the material weakness in internal control over financial reporting described in Item 9A of Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended September 30, 2024 filed with the SEC on August 29, 2025.

Notwithstanding the conclusion by our management, including our Chief Executive Officer and Chief Financial Officer, that our disclosure controls and procedures were not effective as of March 31, 2026, and notwithstanding the material weakness in our internal control over financial reporting, management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, the Company's consolidated financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

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

REMEDIATION PLAN AND STATUS

The material weakness cannot be considered remediated until applicable controls have been designed, implemented, have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Although we have not remediated these control deficiencies as of March 31, 2026, management, under the oversight of the Audit Committee, has made and continues to make progress towards remediation.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Based on this evaluation, management concluded that, as of the end of the period covered by this report, other than described above, there have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the fiscal second quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.

A description of our risk factors can be found in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. There were no material changes to those risk factors during the six months ended March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities.

The Company's Board of Directors authorized a 7,000,000 share repurchase program that was publicly announced on August 25, 2023 and is scheduled to expire September 30, 2028. The table below sets forth information regarding repurchases of our common stock during the fiscal 2026 second quarter.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number Of Shares that may yet be Purchased Under the Plans or Programs
January 1 to 31	428,850	$76.55	428,850	3,857,162
February 1 to 28	279,184	92.59	279,184	3,577,978
March 1 to 31	147,167	90.29	147,167	3,430,811
Total	855,201		855,201
(1) No shares were acquired outside of the Company's publicly announced repurchase program during the quarter.
(2) The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Adoption or Termination of Trading Arrangements by Directors and Executive Officers

During the fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the 1934 Act) informed us of the adoption or termination of any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Section 302 certification of Chief Executive Officer.

31.2	Section 302 certification of Chief Financial Officer.

32.1	Section 906 certification of Chief Executive Officer.

32.2	Section 906 certification of Chief Financial Officer.

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Condensed Consolidated Statements of Financial Condition, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements, tagged in summary and in detail.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

PATHWARD FINANCIAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATHWARD FINANCIAL, INC.

Date: May 7, 2026	By:	/s/ Brett L. Pharr
Brett L. Pharr,
Chief Executive Officer and Director

Date: May 7, 2026	By:	/s/ Gregory A. Sigrist
Gregory A. Sigrist,
Executive Vice President and Chief Financial Officer