Form 10-Q
period 2026-06-30
PATHWARD FINANCIAL, INC.
filed 2026-08-06
CIK 907471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
or
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at July 29, 2026:
Common Stock, $.01 par value	20,773,362	Shares
Nonvoting Common Stock, $.01 par value	0	Nonvoting shares

PATHWARD FINANCIAL, INC.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	June 30, 2026	September 30, 2025
ASSETS	(Unaudited)	(Audited)
Cash and cash equivalents	$149,412	$120,568
Securities available for sale, at fair value	1,219,616	1,327,843
Securities held to maturity, at amortized cost (fair value $23,273 and $25,653, respectively)	27,101	29,308
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	30,915	24,708
Loans held for sale	97,288	179,421
Loans and leases	5,107,841	4,664,908
Allowance for credit losses	(109,780)	(53,319)
Accrued interest receivable	36,966	38,520
Premises, furniture, and equipment, net	43,313	40,632
Rental equipment, net	152,451	159,446
Goodwill and intangible assets	308,023	310,430
Other assets	251,227	329,879
Total assets	$7,314,373	$7,172,344

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$5,950,309	$5,886,947
Short-term borrowings	167,500	9,000
Long-term borrowings	33,533	33,456
Accrued expenses and other liabilities	311,885	385,487
Total liabilities	6,463,227	6,314,890

STOCKHOLDERS’ EQUITY
Preferred stock, 3,000,000 shares authorized, no shares issued, none outstanding at June 30, 2026 and September 30, 2025, respectively	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 21,074,970 and 22,842,785 shares issued, 21,023,902 and 22,772,570 shares outstanding at June 30, 2026 and September 30, 2025, respectively	210	228
Common stock, Nonvoting, $0.01 par value; 3,000,000 shares authorized, no shares issued, none outstanding at June 30, 2026 and September 30, 2025, respectively	—	—
Additional paid-in capital	657,682	648,330
Retained earnings	339,252	359,830
Accumulated other comprehensive loss	(142,706)	(145,461)
Treasury stock, at cost, 51,068 and 70,215 common shares at June 30, 2026 and September 30, 2025, respectively	(3,537)	(4,882)
Total equity attributable to parent	850,901	858,045
Noncontrolling interest	245	(591)
Total stockholders’ equity	851,146	857,454
Total liabilities and stockholders’ equity	$7,314,373	$7,172,344
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Interest and dividend income:
Loans and leases, including fees	$101,289	$108,766	$323,893	$340,370
Mortgage-backed securities	7,396	8,337	22,798	25,903
Other investments	5,348	6,489	19,440	27,679
	114,033	123,592	366,131	393,952
Interest expense:
Deposits	140	287	4,620	5,147
FHLB advances and other borrowings	980	992	4,136	4,963
	1,120	1,279	8,756	10,110

Net interest income	112,913	122,313	357,375	383,842

Provision for credit loss	28,309	9,278	77,155	63,205

Net interest income after provision for credit loss	84,604	113,035	280,220	320,637

Noninterest income:
Refund transfer product fees	11,209	9,846	46,353	42,919
Refund advance and other tax fee income	696	307	58,341	49,416
Card and deposit fees	34,570	37,342	102,236	97,201
Rental income	9,607	12,913	32,174	39,822
(Loss) on sale of securities	—	—	—	(22,899)
Gain on divestitures	—	—	—	15,044
Secondary market revenue	13,969	7,144	21,700	26,900
Gain (loss) on sale of other	(51)	394	1,320	2,007
Other income	6,731	5,496	19,550	18,934
Total noninterest income	76,731	73,442	281,674	269,344

Noninterest expense:
Compensation and benefits	52,361	48,559	159,630	149,755
Refund transfer product expense	2,758	2,818	11,958	11,401
Refund advance expense	90	(74)	1,587	1,225
Card processing	30,671	36,197	94,583	105,750
Building and software	13,054	10,633	37,835	30,646
Operating lease equipment depreciation	7,545	11,569	26,615	34,775
Legal and consulting	6,122	11,094	17,007	22,197
Intangible amortization	718	798	2,407	2,693
Impairment expense	177	1,077	177	2,590
Other expense	15,625	16,651	47,991	54,264
Total noninterest expense	129,121	139,322	399,790	415,296

Income before income tax expense	32,214	47,155	162,104	174,685

Income tax expense	3,062	4,795	24,426	26,966

Net income before noncontrolling interest	29,152	42,360	137,678	147,719
Net income attributable to noncontrolling interest	183	213	633	650
Net income attributable to parent	$28,969	$42,147	$137,045	$147,069

Earnings per common share:
Basic	$1.37	$1.83	$6.32	$6.20
Diluted	$1.37	$1.81	$6.29	$6.17
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Net income before noncontrolling interest	$29,152	$42,360	$137,678	$147,719

Other comprehensive income (loss):
Change in net unrealized gain (loss) on debt securities	(29)	6,028	6,254	(30,795)
Net loss realized on debt securities	—	—	—	22,899
	(29)	6,028	6,254	(7,896)
Unrealized gain (loss) on currency translation	(1,672)	2,069	(2,025)	30
Deferred income tax effect	(81)	1,495	1,474	(1,551)
Total other comprehensive income (loss)	(1,620)	6,602	2,755	(6,315)
Total comprehensive income	27,532	48,962	140,433	141,404
Total comprehensive income attributable to noncontrolling interest	183	213	633	650
Comprehensive income attributable to parent	$27,349	$48,749	$139,800	$140,754
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Pathward Financial, Inc. Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
Balance, March 31, 2026	$213	$655,128	$340,744	$(141,086)	$(3,537)	$851,462	$(785)	$850,677
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,059)	—	—	(1,059)	—	(1,059)
Repurchases of common stock	(3)	3	(28,279)	—	—	(28,279)	—	(28,279)
Stock compensation	—	2,551	—	—	—	2,551	—	2,551
Total other comprehensive loss	—	—	—	(1,620)	—	(1,620)	—	(1,620)
Joint venture membership interest divestiture	—	—	(1,123)	—	—	(1,123)	—	(1,123)
Net income	—	—	28,969	—	—	28,969	183	29,152
Net investment by noncontrolling interest	—	—	—	—	—	—	847	847
Balance, June 30, 2026	$210	$657,682	$339,252	$(142,706)	$(3,537)	$850,901	$245	$851,146

Balance, March 31, 2025	$235	$643,888	$341,775	$(166,311)	$(4,882)	$814,705	$(658)	$814,047
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,151)	—	—	(1,151)	—	(1,151)
Repurchases of common stock	(5)	5	(45,450)	—	—	(45,450)	—	(45,450)
Stock compensation	—	2,151	—	—	—	2,151	—	2,151
Total other comprehensive income (loss)	—	—	—	6,602	—	6,602	—	6,602
Net income	—	—	42,147	—	—	42,147	213	42,360
Net distribution to noncontrolling interest	—	—	—	—	—	—	(411)	(411)
Balance, June 30, 2025	$230	$646,044	$337,321	$(159,709)	$(4,882)	$819,004	$(856)	$818,148

	Nine Months Ended
(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Pathward Financial, Inc. Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
Balance, September 30, 2025	$228	$648,330	$359,830	$(145,461)	$(4,882)	$858,045	$(591)	$857,454
Cash dividends declared on common stock ($0.15 per share)	—	—	(3,261)	—	—	(3,261)	—	(3,261)
Issuance of common stock due to restricted stock	1	—	—	—	—	1	—	1
Repurchases of common stock	(19)	19	(148,357)	—	(3,537)	(151,894)	—	(151,894)
Retirement of treasury stock	—	—	(4,882)	—	4,882	—	—	—
Stock compensation	—	9,333	—	—	—	9,333	—	9,333
Total other comprehensive income	—	—	—	2,755	—	2,755	—	2,755
Joint venture membership interest divestiture	—	—	(1,123)			(1,123)		(1,123)
Net income	—	—	137,045	—	—	137,045	633	137,678
Net investment by noncontrolling interest	—	—	—	—	—	—	203	203
Balance, June 30, 2026	$210	$657,682	$339,252	$(142,706)	$(3,537)	$850,901	$245	$851,146

Balance, September 30, 2024	$248	$638,803	$337,058	$(153,394)	$(249)	$822,466	$(277)	$822,189
Cash dividends declared on common stock ($0.15 per share)	—	—	(3,542)	—	—	(3,542)	—	(3,542)
Repurchases of common stock	(18)	18	(143,264)	—	(4,633)	(147,897)	—	(147,897)
Stock compensation	—	7,223	—	—	—	7,223	—	7,223
Total other comprehensive loss	—	—	—	(6,315)	—	(6,315)	—	(6,315)
Net income	—	—	147,069	—	—	147,069	650	147,719
Net distribution to noncontrolling interest	—	—	—	—	—	—	(1,229)	(1,229)
Balance, June 30, 2025	$230	$646,044	$337,321	$(159,709)	$(4,882)	$819,004	$(856)	$818,148
See Notes to Condensed Consolidated Financial Statements.

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30,
(Dollars in thousands)	2026	2025
Cash flows from operating activities:
Net income before noncontrolling interest	$137,678	$147,719
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	36,910	45,423
Provision for credit loss	77,155	63,205
Provision for deferred taxes	5,145	16,256
Originations of loans held for sale	(2,748,526)	(1,925,438)
Proceeds from sales of loans held for sale	2,912,592	2,014,236
Net change in loans held for sale	27,691	(1,791)
Net realized (gain) on loans held for sale	(21,700)	(26,900)
Net realized loss on securities available for sale	—	22,899
Net realized (gain) on divestitures	—	(15,044)
Net realized (gain) on other	(1,320)	(2,007)
Impairment on rental equipment	—	2,590
Net change in accrued interest receivable	1,554	(8,611)
Net change in other assets	29,373	(29,182)
Net change in accrued expenses and other liabilities	(72,682)	(163,623)
Stock compensation	9,333	7,223
Net cash provided by operating activities	393,203	146,955

Cash flows from investing activities:
Purchases of securities available for sale	—	(2,280)
Proceeds from sales of securities available for sale	—	217,883
Proceeds from maturities of and principal collected on securities available for sale	114,236	127,261
Proceeds from maturities of and principal collected on securities held to maturity	2,092	2,676
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(199,920)	(210,159)
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	193,712	216,722
Purchases of loans and leases	(119,647)	(193,795)
Net change in loans and leases	(349,686)	(587,597)
Purchases of premises, furniture, and equipment	(9,921)	(8,339)
Purchases of rental equipment	(115,140)	(113,018)
Proceeds from sales of rental equipment	9,750	20,692
Net change in rental equipment	229	389
Proceeds from surrender of bank-owned life insurance	45,050	—
Proceeds from divestitures, net of transaction costs	—	608,455
Proceeds from sale of other assets	—	408
Proceeds from loans held for sale previously classified as portfolio loans	—	146,158
Net cash provided by (used in) investing activities	(429,245)	225,456

Cash flows from financing activities:
Net change in deposits	63,362	142,234
Net change in short-term borrowings	158,500	(262,001)
Dividends paid on common stock	(3,261)	(3,542)
Issuance of common stock due to restricted stock	1	—
Repurchases of common stock	(151,894)	(147,897)
Investment by (distributions to) noncontrolling interest	203	(1,229)
Net cash provided by (used in) financing activities	66,911	(272,435)

Effect of exchange rate changes on cash	(2,025)	30

Net change in cash and cash equivalents	28,844	100,006

Cash and cash equivalents at beginning of fiscal year	120,568	158,337
Cash and cash equivalents at end of fiscal period	$149,412	$258,343

PATHWARD FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30,
(Dollars in thousands)	2026	2025
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,232	$9,939
Income taxes	22,471	14,345
Franchise and other taxes	754	580

Supplemental schedule of non-cash investing activities:
Transfers
Held for sale to loans and leases	$88	$27,155
Loans and leases to held for sale	88,223	130,011
Loans and leases to rental equipment	3,959	3,683
Rental equipment to loan and leases	90,607	83,309
Recognition of operating lease ROU assets, net of measurements	920	—
Joint venture membership interest divestiture	1,123	—
Retirement of treasury stock	4,882	—
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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the three and nine months ended June 30, 2026 are not necessarily indicative of the results expected for the fiscal year ending September 30, 2026.

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

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt Securities AFS
June 30, 2026
Corporate securities	$25,000	$—	$(1,875)	$23,125
SBA securities	11,081	—	(1,181)	9,900
Obligations of states and political subdivisions	123	1	—	124
Non-bank qualified obligations of states and political subdivisions	197,620	7	(25,841)	171,786
Asset-backed securities	109,525	14	(1,424)	108,115
Mortgage-backed securities	1,060,299	60	(153,793)	906,566
Total debt securities AFS	$1,403,648	$82	$(184,114)	$1,219,616
September 30, 2025
Corporate securities	$25,000	$—	$(3,750)	$21,250
SBA securities	11,791	—	(1,022)	10,769
Obligations of states and political subdivisions	162	—	—	162
Non-bank qualified obligations of states and political subdivisions	213,072	25	(26,057)	187,040
Asset-backed securities	138,698	21	(2,347)	136,372
Mortgage-backed securities	1,129,406	57	(157,213)	972,250
Total debt securities AFS	$1,518,129	$103	$(190,389)	$1,327,843

Debt Securities HTM
June 30, 2026
Non-bank qualified obligations of states and political subdivisions	$25,564	$—	$(3,632)	$21,932
Mortgage-backed securities	1,537	—	(196)	1,341
Total debt securities HTM	$27,101	$—	$(3,828)	$23,273
September 30, 2025
Non-bank qualified obligations of states and political subdivisions	$27,373	$—	$(3,430)	$23,943
Mortgage-backed securities	1,935	—	(225)	1,710
Total debt securities HTM	$29,308	$—	$(3,655)	$25,653

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	LESS THAN 12 MONTHS		OVER 12 MONTHS		TOTAL
(Dollars in thousands)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Debt Securities AFS
June 30, 2026
Corporate securities	$—	$—	$23,125	$(1,875)	$23,125	$(1,875)
SBA securities	—	—	9,900	(1,181)	9,900	(1,181)
Non-bank qualified obligations of states and political subdivisions	—	—	170,274	(25,841)	170,274	(25,841)
Asset-backed securities	42,420	(1,038)	61,336	(386)	103,756	(1,424)
Mortgage-backed securities	2,627	(6)	895,404	(153,787)	898,031	(153,793)
Total debt securities AFS	$45,047	$(1,044)	$1,160,039	$(183,070)	$1,205,086	$(184,114)
September 30, 2025
Corporate securities	$—	$—	$21,250	$(3,750)	$21,250	$(3,750)
SBA securities	—	—	10,769	(1,022)	10,769	(1,022)
Non-bank qualified obligations of states and political subdivisions	—	—	185,089	(26,057)	185,089	(26,057)
Asset-backed securities	64,995	(556)	66,263	(1,791)	131,258	(2,347)
Mortgage-backed securities	1,102	(2)	965,549	(157,211)	966,651	(157,213)
Total debt securities AFS	$66,097	$(558)	$1,248,920	$(189,831)	$1,315,017	$(190,389)

Debt Securities HTM
June 30, 2026
Non-bank qualified obligations of states and political subdivisions	$—	$—	$21,932	$(3,632)	$21,932	$(3,632)
Mortgage-backed securities	—	—	1,342	(196)	1,342	(196)
Total debt securities HTM	$—	$—	$23,274	$(3,828)	$23,274	$(3,828)
September 30, 2025
Non-bank qualified obligations of states and political subdivisions	$—	$—	$23,943	$(3,430)	$23,943	$(3,430)
Mortgage-backed securities	—	—	1,710	(225)	1,710	(225)
Total debt securities HTM	$—	$—	$25,653	$(3,655)	$25,653	$(3,655)

The decrease in the fair value of investment securities balances when comparing June 30, 2026 to September 30, 2025 was primarily driven by principal pay downs during the nine months. At June 30, 2026, there were 146 debt securities AFS in an unrealized loss position. Management assessed each investment security with unrealized losses for credit loss by evaluating qualitative factors, including materiality of loss position as a percentage of book value, credit ratings, outstanding principal and interest payments, and changes in the underlying implicit or explicit guarantee of the security, and determined all unrealized losses on these securities were due to adverse market conditions and/or change in interest rates versus credit loss. As part of that assessment, management evaluated and concluded that it is more-likely-than-not that the Company will not be required and does not intend to sell any of the securities prior to recovery of the amortized cost. At June 30, 2026, there was no allowance for credit losses ("ACL") for debt securities AFS.

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

(Dollars in thousands)	June 30, 2026		September 30, 2025
Debt Securities AFS	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,275	$1,280	$755	$760
Due after one year through five years	353	356	1,332	1,352
Due after five years through ten years	27,173	25,303	27,688	23,947
Due after ten years	314,548	286,111	358,948	329,534
	343,349	313,050	388,723	355,593
Mortgage-backed securities	1,060,299	906,566	1,129,406	972,250
Total debt securities AFS	$1,403,648	$1,219,616	$1,518,129	$1,327,843

Debt Securities HTM
Due after ten years	$25,564	$21,932	$27,373	$23,943
	25,564	21,932	27,373	23,943
Mortgage-backed securities	1,537	1,341	1,935	1,710
Total debt securities HTM	$27,101	$23,273	$29,308	$25,653

Federal Reserve Bank ("FRB") Stock. The Bank is required by federal law to subscribe to capital stock (divided into shares of $100 each) as a member of the FRB of Minneapolis with an amount equal to six per centum of the paid-up capital stock and surplus. One-half of the subscription is paid at time of application, and one-half is subject to call of the Board of Governors of the Federal Reserve System. FRB of Minneapolis stock held by the Bank totaled $19.7 million at June 30, 2026 and September 30, 2025. These equity securities are 'restricted' in that they can only be owned by member banks and can only be sold back to the institution from which they were acquired or another member institution at par. Therefore, FRB stock is less liquid than other marketable equity securities, and the cost approximates fair value.

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

The FHLB stock is carried at cost since it is generally redeemable at par value. The carrying value of the stock held at the FHLB was $11.2 million and $5.0 million at June 30, 2026 and at September 30, 2025, respectively.

These equity securities are ‘restricted’ in that they can only be sold back to the institution from which they were acquired or another member institution at par. Therefore, FHLB stock is less liquid than other marketable equity securities, and the cost approximates fair value.

Equity Securities. The Company held $4.8 million and $3.8 million in marketable equity securities within other assets on the Condensed Consolidated Statements of Financial Condition at June 30, 2026 and September 30, 2025, respectively. The Company recognized zero and $0.1 million in unrealized losses on marketable equity securities during the nine months ended June 30, 2026 and 2025, respectively. No such securities were sold during the nine months ended June 30, 2026.

Non-marketable equity securities that are measured at fair value using net asset value ("NAV") as a practical expedient totaled $13.5 million and $13.2 million at June 30, 2026 and September 30, 2025, respectively. These securities are held within other assets on the Condensed Consolidated Statements of Financial Condition. The Company recognized $1.7 million and $1.1 million in unrealized gains during the nine months ended June 30, 2026 and 2025, respectively. No such securities were sold during the nine months ended June 30, 2026.

Non-marketable equity securities without readily determinable fair value totaled $14.9 million and $12.0 million at June 30, 2026 and September 30, 2025, respectively, reflecting the Company's ownership interests in other entities through Pathward Venture Capital, LLC, a wholly-owned service corporation subsidiary of the Bank that was formed in 2017 for the purpose of making minority equity investments and other corporate investments. The Company recognized a $0.4 million gain on Visa shares which were carried at a cost basis of $0 during the nine months ended June 30, 2025. This gain was recognized within the gain on sale of other on the Condensed Consolidated Statements of Operations. There were no additional such securities sold during the nine months ended June 30, 2026.

Equity Securities Impairment. The Company evaluates impairment for investments held at cost on at least an annual basis based on the ultimate recoverability of the par value. All other equity investments, including those under the equity method, are reviewed for other-than-temporary impairment on at least a quarterly basis. The Company recognized $0.2 million and no impairment for such investments for the nine months ended June 30, 2026 and 2025, respectively.

NOTE 4. LOANS AND LEASES, NET

Loans and leases consist of the following:

(Dollars in thousands)	June 30, 2026	September 30, 2025
Term lending	$2,666,977	$2,302,540
Asset-based lending	697,687	593,265
Factoring	220,026	217,501
Lease financing	120,583	149,236
SBA/USDA	567,986	511,488
Other commercial finance	49,510	149,939
Commercial finance	4,322,769	3,923,969
Consumer finance	99,430	93,319
Tax services	34,770	2,532
Warehouse finance	647,611	645,186
Total loans and leases	5,104,580	4,665,006
Net deferred loan origination costs (fees)	3,261	(98)
Total gross loans and leases	5,107,841	4,664,908
Allowance for credit losses	(109,780)	(53,319)
Total loans and leases, net	$4,998,061	$4,611,589

During the nine months ended June 30, 2026 and 2025, the Company originated $2.75 billion and $1.93 billion of commercial finance and consumer finance as held for sale, respectively.

The Company sold held for sale loans resulting in proceeds of $2.91 billion and a $21.7 million gain on sale during the nine months ended June 30, 2026. The Company sold held for sale loans resulting in proceeds of $2.16 billion and a $26.9 million gain on sale during the nine months ended June 30, 2025. Gains and losses from the sale of loans and leases are included in secondary market revenue on the Condensed Consolidated Statements of Operations.

Loans purchased and sold by portfolio segment, including participation interests, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Loans Purchased
Loans held for investment:
Commercial finance	$—	$1,271	$—	$20,811
Warehouse finance	66,380	25,873	119,647	172,984
Total purchases	$66,380	$27,144	$119,647	$193,795
Loans Sold
Loans held for sale:
Commercial finance	$144,109	$100,909	$272,661	$349,378
Consumer finance	808,442	505,779	2,639,931	1,811,016
Total sales	$952,551	$606,688	$2,912,592	$2,160,394

Leasing Portfolio. The net investment in direct financing and sales-type leases was comprised of the following:

(Dollars in thousands)	June 30, 2026	September 30, 2025
Minimum lease payments receivable	$125,185	$157,271
Unguaranteed residual assets	6,313	6,785
Unamortized initial direct costs	40	68
Unearned income	(10,915)	(14,820)
Total net investment in direct financing and sales-type leases	$120,623	$149,304

The components of total lease income were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Interest income - loans and leases
Interest income on net investments in direct financing and sales-type leases	$1,630	$2,444	$5,551	$8,431

Leasing and equipment finance noninterest income
Lease income from operating lease payments	9,281	12,751	31,173	39,130
Other(1)	333	747	3,878	3,193
Total leasing and equipment finance noninterest income	9,614	13,498	35,051	42,323
Total lease income	$11,244	$15,942	$40,602	$50,754
(1) Other leasing and equipment finance noninterest income consists of gains (losses) on sales of leased equipment, fees and service charges on leases and gains (losses) on sales of leases.

Undiscounted future minimum lease payments receivable for direct financing and sales-type leases, and a reconciliation to the carrying amount recorded at June 30, 2026 were as follows:

(Dollars in thousands)
Remaining in 2026	$12,834
2027	63,024
2028	25,806
2029	14,367
2030	6,483
Thereafter	2,671
Total undiscounted future minimum lease payments receivable for direct financing and sales-type leases	125,185
Third-party residual value guarantees	—
Total carrying amount of minimum lease payments for direct financing and sales-type leases	$125,185

The Company did not record any contingent rental income from direct financing and sales-type leases in the nine months ended June 30, 2026.

A number of factors that have affected the economic environment over the past few years have continued into 2026, including economic uncertainty, inflation, geopolitical conflict and tensions, and increased interest rates, with the Federal Reserve lowering the target federal funds rate at the end of 2024 and the end of 2025. Since early 2025, global markets and the U.S. economy have also experienced disruption and volatility resulting from tariffs and other policies of the U.S. administration, as well as geopolitical conflicts (including those in Iran and Ukraine). Management continues to evaluate the loan and lease portfolio in order to assess the impact on repayment sources and underlying collateral that could result in additional losses and the impact to our customers and businesses as a result of these factors impacting the economy and will refine its estimate as developments occur and more information becomes available.

Activity in the allowance for credit losses by portfolio segment was as follows:

(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Three Months Ended June 30, 2026
Allowance for credit losses:
Term lending	$33,744	$13,486	$(6,178)	$419	$41,471
Asset-based lending	11,969	7,445	(8,617)	19	10,816
Factoring	4,974	9,392	(1,490)	29	12,905
Lease financing	838	232	—	29	1,099
SBA/USDA	4,235	3,276	(124)	23	7,410
Other commercial finance	36	64	—	—	100
Commercial finance	55,796	33,895	(16,409)	519	73,801
Consumer finance	6,589	(373)	(1,303)	285	5,198
Tax services	35,289	(6,035)	(1,000)	1,879	30,133
Warehouse finance	605	43	—	—	648
Total loans and leases	98,279	27,530	(18,712)	2,683	109,780
Unfunded commitments(1)	1,186	779	—	—	1,965
Total	$99,465	$28,309	$(18,712)	$2,683	$111,745

Three Months Ended June 30, 2025
Allowance for credit losses:
Term lending	$26,219	$3,514	$(1,333)	$976	$29,376
Asset-based lending	2,030	5,844	(539)	—	7,335
Factoring	4,934	516	(464)	391	5,377
Lease financing	1,243	219	(344)	12	1,130
SBA/USDA	4,021	1,427	(421)	1	5,028
Other commercial finance	384	(195)	—	—	189
Commercial finance	38,831	11,325	(3,101)	1,380	48,435
Consumer finance	29,635	2,613	(6,381)	600	26,467
Tax services	33,781	(4,728)	(554)	1,930	30,429
Warehouse finance	643	21	—	—	664
Total loans and leases	102,890	9,231	(10,036)	3,910	105,995
Unfunded commitments(1)	851	47	—	—	898
Total	$103,741	$9,278	$(10,036)	$3,910	$106,893
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.

(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Nine Months Ended June 30, 2026
Allowance for credit losses:
Term lending	$28,345	$23,712	$(14,439)	$3,853	$41,471
Asset-based lending	7,650	17,834	(14,702)	34	10,816
Factoring	4,319	9,928	(1,490)	148	12,905
Lease financing	1,040	4	(37)	92	1,099
SBA/USDA	4,807	5,144	(2,581)	40	7,410
Other commercial finance	90	10	—	—	100
Commercial finance	46,251	56,632	(33,249)	4,167	73,801
Consumer finance	6,422	2,437	(4,637)	976	5,198
Tax services	—	17,043	(1,000)	14,090	30,133
Warehouse finance	646	2	—	—	648
Total loans and leases	53,319	76,114	(38,886)	19,233	109,780
Unfunded commitments(1)	924	1,041	—	—	1,965
Total	$54,243	$77,155	$(38,886)	$19,233	$111,745

Nine Months Ended June 30, 2025
Allowance for credit losses:
Term lending	$30,394	$12,187	$(15,916)	$2,711	$29,376
Asset-based lending	1,356	6,690	(711)	—	7,335
Factoring	5,757	(421)	(634)	675	5,377
Lease financing	1,189	1,346	(1,426)	21	1,130
Insurance premium finance	—	91	(93)	2	—
SBA/USDA	3,273	3,033	(1,327)	49	5,028
Other commercial finance	607	(418)	—	—	189
Commercial finance	42,576	22,508	(20,107)	3,458	48,435
Consumer finance	28,669	17,597	(21,362)	1,563	26,467
Tax services	2	22,751	(1,295)	8,971	30,429
Warehouse finance	518	146	—	—	664
Total loans and leases	71,765	63,002	(42,764)	13,992	105,995
Unfunded commitments(1)	695	203	—	—	898
Total	$72,460	$63,205	$(42,764)	$13,992	$106,893
(1) Reserve for unfunded commitments is recognized within other liabilities on the Condensed Consolidated Statements of Financial Condition.

Information on loans and leases that are deemed to be collateral dependent and are evaluated individually for the ACL was as follows:

(Dollars in thousands)	June 30, 2026	September 30, 2025
Term lending	$70,295	$33,042
Asset-based lending	24,169	24,273
Factoring	17,663	—
Lease financing	3,467	3,985
SBA/USDA	3,860	6,147
Other commercial finance	414	—
Commercial finance(1)	119,868	67,447
Total	$119,868	$67,447
(1) For commercial finance, collateral dependent financial assets have collateral in the form of cash, equipment, or other business assets.

Management has identified certain structured finance credits for alternative energy projects in which a substantial cash collateral account has been established to mitigate credit risk. Due to the nature of the transactions and significant cash collateral positions, these credits are evaluated individually. The balance of these pass rated cash collateral loans totaled $92.4 million and $107.7 million at June 30, 2026 and at September 30, 2025, respectively.

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

The Company has various portfolios of consumer finance and tax services loans that present unique risks that are statistically managed. Due to the unique risks associated with these portfolios, the Company monitors other credit quality indicators in its evaluation of the appropriateness of the ACL on these portfolios, and as such, these loans are not included in the asset classification table below. The outstanding balances of consumer finance loans and tax services loans were $99.4 million and $34.8 million at June 30, 2026, respectively, and $93.3 million and $2.5 million at September 30, 2025, respectively.

The amortized cost basis of loans and leases by asset classification and year of origination was as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
June 30, 2026	2026	2025	2024	2023	2022	Prior
Term lending
Pass	$824,199	$383,074	$186,282	$138,913	$66,517	$62,129	$—	$1,661,114
Watch	50,369	241,902	79,598	17,860	4,177	29,773	—	423,679
Special mention	—	89,136	155,932	48,696	792	7,037	—	301,593
Substandard	3,037	150,890	19,062	52,113	11,611	26,910	—	263,623
Doubtful	—	270	1,291	11,969	3,405	33	—	16,968
Total	877,605	865,272	442,165	269,551	86,502	125,882	—	2,666,977
Current period charge-offs	—	—	5,106	1,048	1,639	6,646	—	14,439
Asset-based lending
Pass	—	—	—	—	—	—	327,307	327,307
Watch	—	—	—	—	—	—	329,098	329,098
Special mention	—	—	—	—	—	—	14,801	14,801
Substandard	—	—	—	—	—	—	22,845	22,845
Doubtful	—	—	—	—	—	—	3,636	3,636
Total	—	—	—	—	—	—	697,687	697,687
Current period charge-offs	—	—	—	—	—	—	14,702	14,702
Factoring
Pass	—	—	—	—	—	—	159,440	159,440
Watch	—	—	—	—	—	—	33,997	33,997
Special mention	—	—	—	—	—	—	8,462	8,462
Substandard	—	—	—	—	—	—	18,127	18,127
Total	—	—	—	—	—	—	220,026	220,026
Current period charge-offs	—	—	—	—	—	—	1,490	1,490
Lease financing
Pass	16,676	34,673	13,898	27,993	1,156	2,021	—	96,417
Watch	1,769	3,559	3,749	230	—	72	—	9,379
Special mention	—	—	234	—	115	96	—	445
Substandard	—	3,145	—	4,799	670	5,689	—	14,303
Doubtful	39	—	—	—	—	—	—	39
Total	18,484	41,377	17,881	33,022	1,941	7,878	—	120,583
Current period charge-offs	—	—	—	15	—	22	—	37
SBA/USDA
Pass	112,711	82,731	29,128	70,406	108,798	34,369	—	438,143
Watch	1,878	5,362	31,673	—	19,274	3,552	—	61,739
Special mention	204	639	389	—	—	15,348	—	16,580
Substandard	355	5,525	5,043	11,658	5,054	23,319	—	50,954
Doubtful	—	310	164	—	—	96	—	570
Total	115,148	94,567	66,397	82,064	133,126	76,684	—	567,986
Current period charge-offs	—	224	792	1,565	—	—	—	2,581
Other commercial finance
Pass	1,900	7,760	—	—	—	39,441	—	49,101
Substandard	—	—	—	409	—	—	—	409
Total	1,900	7,760	—	409	—	39,441	—	49,510
Current period charge-offs	—	—	—	—	—	—	—	—
Warehouse finance
Pass	—	—	—	—	—	—	647,611	647,611
Total	—	—	—	—	—	—	647,611	647,611
Current period charge-offs	—	—	—	—	—	—	—	—
Total loans and leases
Pass	955,486	508,238	229,308	237,312	176,471	137,960	1,134,358	3,379,133

Watch	54,016	250,823	115,020	18,090	23,451	33,397	363,095	857,892
Special mention	204	89,775	156,555	48,696	907	22,481	23,263	341,881
Substandard	3,392	159,560	24,105	68,979	17,335	55,918	40,972	370,261
Doubtful	39	580	1,455	11,969	3,405	129	3,636	21,213
Total	$1,013,137	$1,008,976	$526,443	$385,046	$221,569	$249,885	$1,565,324	$4,970,380
Current period charge-offs	$—	$224	$5,898	$2,628	$1,639	$6,668	$16,192	$33,249

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
September 30, 2025	2025	2024	2023	2022	2021	Prior
Term lending
Pass	$935,599	$399,968	$298,678	$99,820	$43,216	$35,971	$—	$1,813,252
Watch	65,674	71,326	68,737	7,222	28,882	13,357	—	255,198
Special mention	56	68,989	3,762	826	11,078	65	—	84,776
Substandard	29,792	24,666	37,845	14,137	16,050	19,995	—	142,485
Doubtful	—	564	774	3,854	1,615	22	—	6,829
Total	1,031,121	565,513	409,796	125,859	100,841	69,410	—	2,302,540
Current period charge-offs	—	7,818	4,492	3,257	991	419	—	16,977
Asset-based lending
Pass	—	—	—	—	—	—	301,128	301,128
Watch	—	—	—	—	—	—	233,541	233,541
Special mention	—	—	—	—	—	—	31,702	31,702
Substandard	—	—	—	—	—	—	24,730	24,730
Doubtful	—	—	—	—	—	—	2,164	2,164
Total	—	—	—	—	—	—	593,265	593,265
Current period charge-offs	—	—	—	—	—	—	5,611	5,611
Factoring
Pass	—	—	—	—	—	—	179,352	179,352
Watch	—	—	—	—	—	—	36,218	36,218
Special mention	—	—	—	—	—	—	394	394
Substandard	—	—	—	—	—	—	1,537	1,537
Total	—	—	—	—	—	—	217,501	217,501
Current period charge-offs	—	—	—	—	—	—	1,479	1,479
Lease financing
Pass	43,710	20,259	36,483	2,270	1,089	4,439	—	108,250
Watch	13,587	5,181	13	635	1,059	—	—	20,475
Special mention	—	941	223	—	181	44	—	1,389
Substandard	7,190	—	5,375	1,377	4,088	905	—	18,935
Doubtful	—	—	150	—	37	—	—	187
Total	64,487	26,381	42,244	4,282	6,454	5,388	—	149,236
Current period charge-offs	—	—	320	—	1,005	101	—	1,426
Insurance premium finance
Current period charge-offs	—	62	31	—	—	—	—	93
SBA/USDA
Pass	79,928	61,063	93,459	136,075	19,674	30,962	—	421,161
Watch	2,651	5,117	136	12,477	691	3,598	—	24,670
Special mention	2,682	350	—	—	326	1,038	—	4,396
Substandard	315	3,176	12,721	7,678	2,235	30,588	—	56,713
Doubtful	221	2,687	1,592	—	—	48	—	4,548
Total	85,797	72,393	107,908	156,230	22,926	66,234	—	511,488
Current period charge-offs	74	882	537	90	55	1,011	—	2,649
Other commercial finance
Pass	8,770	63,200	—	134	12,471	62,495	—	147,070
Watch	—	—	2,418	—	—	—	—	2,418

Substandard	—	—	451	—	—	—	—	451
Total	8,770	63,200	2,869	134	12,471	62,495	—	149,939
Current period charge-offs	—	—	—	—	—	—	—	—
Warehouse finance
Pass	—	—	—	—	—	—	645,186	645,186
Total	—	—	—	—	—	—	645,186	645,186
Current period charge-offs	—	—	—	—	—	—	—	—
Total loans and leases
Pass	1,068,007	544,490	428,620	238,299	76,450	133,867	1,125,666	3,615,399
Watch	81,912	81,624	71,304	20,334	30,632	16,955	269,759	572,520
Special mention	2,738	70,280	3,985	826	11,585	1,147	32,096	122,657
Substandard	37,297	27,842	56,392	23,192	22,373	51,488	26,267	244,851
Doubtful	221	3,251	2,516	3,854	1,652	70	2,164	13,728
Total	$1,190,175	$727,487	$562,817	$286,505	$142,692	$203,527	$1,455,952	$4,569,155
Current period charge-offs	$74	$8,762	$5,380	$3,347	$2,051	$1,531	$7,090	$28,235

Past due loans and leases were as follows:

	Accruing and Nonaccruing Loans and Leases						Nonperforming Loans and Leases
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 89 Days Past Due	Total Past Due	Current	Total Loans and Leases Receivable	> 89 Days Past Due and Accruing	Nonaccrual Balance	Total
June 30, 2026
Loans held for sale	$—	$12,420	$—	$12,420	$84,868	$97,288	$—	$—	$—

Term lending	54,938	77,319	137,016	269,273	2,397,704	2,666,977	13,628	189,859	203,487
Asset-based lending	—	—	9,064	9,064	688,623	697,687	—	22,771	22,771
Factoring	—	—	—	—	220,026	220,026	—	18,186	18,186
Lease financing	876	2,187	3,517	6,580	114,003	120,583	—	3,945	3,945
SBA/USDA	917	7,740	22,115	30,772	537,214	567,986	2,083	20,195	22,278
Other commercial finance	—	—	—	—	49,510	49,510	—	409	409
Commercial finance	56,731	87,246	171,712	315,689	4,007,080	4,322,769	15,711	255,365	271,076
Consumer finance	1,425	448	3,998	5,871	93,559	99,430	3,998	—	3,998
Tax services	—	34,770	—	34,770	—	34,770	—	—	—
Warehouse finance	—	—	—	—	647,611	647,611	—	—	—
Total loans and leases held for investment	58,156	122,464	175,710	356,330	4,748,250	5,104,580	19,709	255,365	275,074
Total loans and leases	$58,156	$134,884	$175,710	$368,750	$4,833,118	$5,201,868	$19,709	$255,365	$275,074

September 30, 2025
Loans held for sale	$2,319	$1,860	$1,521	$5,700	$173,721	$179,421	$1,521	$—	$1,521

Term lending	29,283	8,869	30,734	68,886	2,233,654	2,302,540	4,420	38,959	43,379
Asset-based lending	—	—	—	—	593,265	593,265	—	24,327	24,327
Factoring	—	—	—	—	217,501	217,501	—	1,291	1,291
Lease financing	2,222	316	5,291	7,829	141,407	149,236	1,067	4,268	5,335
SBA/USDA	—	8,876	17,808	26,684	484,804	511,488	7,413	12,571	19,984
Other commercial finance	—	—	—	—	149,939	149,939	—	—	—
Commercial finance	31,505	18,061	53,833	103,399	3,820,570	3,923,969	12,900	81,416	94,316
Consumer finance	909	778	826	2,513	90,806	93,319	826	—	826
Tax services	—	—	2,477	2,477	55	2,532	2,477	—	2,477
Warehouse finance	—	—	—	—	645,186	645,186	—	—	—
Total loans and leases held for investment	32,414	18,839	57,136	108,389	4,556,617	4,665,006	16,203	81,416	97,619
Total loans and leases	$34,733	$20,699	$58,657	$114,089	$4,730,338	$4,844,427	$17,724	$81,416	$99,140

Nonaccrual loans and leases by year of origination were as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
June 30, 2026	2026	2025	2024	2023	2022	Prior
Term lending	$—	$119,502	$2,217	$51,824	$1,380	$14,936	$—	$189,859	$17,490
Asset-based lending	—	—	—	—	—	—	22,771	22,771	11,895
Factoring	—	—	—	—	—	—	18,186	18,186	—
Lease financing	—	—	—	—	—	3,945	—	3,945	3,468
SBA/USDA	—	—	7,185	12,867	—	143	—	20,195	1,692
Other commercial finance	—	—	—	409	—	—	—	409	409
Commercial finance	—	119,502	9,402	65,100	1,380	19,024	40,957	255,365	34,954
Total nonaccrual loans and leases	$—	$119,502	$9,402	$65,100	$1,380	$19,024	$40,957	$255,365	$34,954

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total	Nonaccrual with No ACL
September 30, 2025	2025	2024	2023	2022	2021	Prior
Term lending	$—	$1,383	$23,220	$3,469	$10,887	$—	$—	$38,959	$18,072
Asset-based lending	—	—	—	—	—	—	24,327	24,327	2,110
Factoring	—	—	—	—	—	—	1,291	1,291	—
Lease financing	—	—	150	—	3,511	607	—	4,268	3,985
SBA/USDA	221	4,605	7,675	—	22	48	—	12,571	—
Commercial finance	221	5,988	31,045	3,469	14,420	655	25,618	81,416	24,167
Total nonaccrual loans and leases	$221	$5,988	$31,045	$3,469	$14,420	$655	$25,618	$81,416	$24,167

Loans and leases that are 90 days or more delinquent and accruing by year of origination were as follows:

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
June 30, 2026	2026	2025	2024	2023	2022	Prior
Term lending	$—	$—	$11,187	$1,553	$—	$888	$—	$13,628
SBA/USDA	355	979	172	—	328	249	—	2,083
Commercial finance	355	979	11,359	1,553	328	1,137	—	15,711
Consumer finance	3,454	314	177	36	13	4	—	3,998
Total loans and leases held for investment	3,809	1,293	11,536	1,589	341	1,141	—	19,709
Total 90 days or more delinquent and accruing	$3,809	$1,293	$11,536	$1,589	$341	$1,141	$—	$19,709

	Amortized Cost Basis
(Dollars in thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Total
September 30, 2025	2025	2024	2023	2022	2021	Prior
Loans held for sale	$521	$835	$150	$15	$—	$—	$—	$1,521
Term lending	—	2,942	—	—	—	1,478	—	4,420
Lease financing	277	—	—	789	1	—	—	1,067
SBA/USDA	1,139	495	5,683	—	—	96	—	7,413
Commercial finance	1,416	3,437	5,683	789	1	1,574	—	12,900
Consumer finance	241	348	180	44	13	—	—	826
Tax services	2,477	—	—	—	—	—	—	2,477
Total loans and leases held for investment	4,134	3,785	5,863	833	14	1,574	—	16,203
Total 90 days or more delinquent and accruing	$4,655	$4,620	$6,013	$848	$14	$1,574	$—	$17,724

Certain loans and leases 90 days or more past due as to interest or principal continue to accrue because they are (1) well-secured and in the process of collection or (2) consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due.

The following table provides the average recorded investment in nonaccrual loans and leases:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Term lending	$92,218	$30,308	$60,055	$27,012
Asset-based lending	20,332	6,996	22,779	2,970
Factoring	7,803	1,350	3,541	1,004
Lease financing	3,947	4,514	4,075	3,655
SBA/USDA	19,581	7,005	18,908	4,000
Other commercial finance	413	—	470	—
Commercial finance	144,294	50,173	109,828	38,641
Total loans and leases	$144,294	$50,173	$109,828	$38,641

The recognized interest income on the Company's nonaccrual loans and leases for the three and nine months ended June 30, 2026 and 2025 was not significant.

Modifications made to borrowers experiencing financial difficulty during the three and nine months ended June 30, 2026 were none and $3.0 million, respectively, in the commercial finance loan portfolio. The types of modifications granted were term extensions. Modifications made to borrowers experiencing financial difficulty during the three and nine months ended June 30, 2025 were none and $9.1 million, respectively, in the commercial finance loan portfolio.

During the nine months ended June 30, 2026, the Company had $3.0 million of commercial finance loans where a modification was granted in the previous 12 months in which there was a payment default. As of June 30, 2026, $0.5 million and $2.5 million of modifications granted during the current nine month period were in the 30-59 days past due category and the over 89 days past due category, respectively. During the nine months ended June 30, 2025, the Company had $7.2 million of commercial finance loans where a modification was granted in the previous 12 months in which there was a payment default. As of June 30, 2025, no modifications granted during the nine months ended June 30, 2025 were in the 60-89 days past due category.

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

A reconciliation of net income and common stock share amounts used in the computation of basic and diluted earnings per share is presented below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Basic income per common share:
Net income attributable to Pathward Financial, Inc.	$28,969	$42,147	$137,045	$147,069
Dividends and undistributed earnings allocated to participating securities	(29)	(152)	(155)	(553)
Basic net earnings available to common stockholders	28,940	41,995	136,890	146,516
Undistributed earnings allocated to nonvested restricted stockholders	28	148	151	540
Reallocation of undistributed earnings to nonvested restricted stockholders	(27)	(147)	(150)	(537)
Diluted net earnings available to common stockholders	$28,941	$41,996	$136,891	$146,519

Total weighted-average basic common shares outstanding	21,065,733	23,006,454	21,665,670	23,629,565
Effect of dilutive securities(1)
PSUs	100,093	133,670	107,922	115,521
Total effect of dilutive securities	100,093	133,670	107,922	115,521
Total weighted-average diluted common shares outstanding	21,165,826	23,140,124	21,773,592	23,745,086

Net earnings per common share:
Basic earnings per common share	$1.37	$1.83	$6.32	$6.20
Diluted earnings per common share(2)	$1.37	$1.81	$6.29	$6.17
(1) Represents the effect of the assumed vesting of PSUs and restricted stock, as applicable, utilizing the treasury stock method.
(2) Excluded from the computation of diluted earnings per share for the three months ended June 30, 2026 and 2025, respectively, were 20,794 and 83,151 weighted average shares of nonvested restricted stock because their inclusion would be anti-dilutive. Excluded from the computation of diluted earnings per share for the nine months ended June 30, 2026 and 2025, respectively, were 24,490 and 89,175 weighted average shares of nonvested restricted stock because their inclusion would be anti-dilutive.

NOTE 6. RENTAL EQUIPMENT, NET

Rental equipment consists of the following:

(Dollars in thousands)	June 30, 2026	September 30, 2025
Computers and IT networking equipment	$5,062	$11,723
Motor vehicles and other	132,623	141,101
Other furniture and equipment	22,281	26,040
Solar panels and equipment	116,678	111,447
Total	276,644	290,311

Accumulated depreciation	(124,736)	(131,530)
Unamortized initial direct costs	543	665
Net book value	$152,451	$159,446

Future minimum lease payments expected to be received for operating leases at June 30, 2026 were as follows:

(Dollars in thousands)
Remaining in 2026	$8,554
2027	32,724
2028	20,934
2029	13,558
2030	3,992
Thereafter	2,820
Total	$82,582

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

The Company held a total of $297.9 million of goodwill at June 30, 2026. The recorded goodwill is a result of multiple business combinations that occurred from 2015 to 2018. There have been no changes to the carrying amount of goodwill during the nine months ended June 30, 2026.

The changes in the carrying amount of the Company’s intangible assets were as follows:

(Dollars in thousands)	Trademark(1)	Customer Relationships(2)	All Others(3)	Total
September 30, 2025	$5,346	$4,111	$3,045	$12,502
Amortization during the period	(822)	(1,189)	(396)	(2,407)
June 30, 2026	$4,524	$2,922	$2,649	$10,095

Gross carrying amount	$13,774	$70,338	$7,732	$91,844
Accumulated amortization	(9,250)	(56,498)	(4,930)	(70,678)
Accumulated impairment	—	(10,918)	(153)	(11,071)
June 30, 2026	$4,524	$2,922	$2,649	$10,095

September 30, 2024	$6,422	$6,566	$3,601	$16,589
Amortization during the period	(806)	(1,462)	(425)	(2,693)
Write-offs and disposals during the period	—	(631)	—	(631)
June 30, 2025	$5,616	$4,473	$3,176	$13,265

Gross carrying amount	$13,774	$70,338	$7,732	$91,844
Accumulated amortization	(8,158)	(54,947)	(4,403)	(67,508)
Accumulated impairment	—	(10,918)	(153)	(11,071)
June 30, 2025	$5,616	$4,473	$3,176	$13,265
(1) Book amortization period of 5-15 years. Amortized using the straight line and accelerated methods.
(2) Book amortization period of 10-30 years. Amortized using the accelerated method.
(3) Book amortization period of 3-20 years. Amortized using the straight line method.

The estimated amortization expense of intangible assets assumes no activities, such as acquisitions, which would result in additional amortizable intangible assets. Estimated amortization expense of intangible assets in the remaining three months of fiscal 2026 and subsequent fiscal years at June 30, 2026 was as follows:

(Dollars in thousands)
Remaining in 2026	$696
2027	2,482
2028	2,193
2029	1,577
2030	1,478
Thereafter	1,669
Total anticipated intangible amortization	$10,095

There were no impairments to intangible assets during the nine months ended June 30, 2026 and 2025. Intangible impairment expense is recorded within the impairment expense line of the Condensed Consolidated Statements of Operations.

NOTE 8. OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

Operating lease right-of-use ("ROU") assets, included in other assets, were $21.4 million and $22.7 million at June 30, 2026 and September 30, 2025, respectively. Operating lease liabilities, included in accrued expenses and other liabilities, were $22.7 million and $24.0 million at June 30, 2026 and September 30, 2025, respectively. The decreases in operating lease ROU assets and liabilities relate to normal amortization and lease payments made during the nine months ended June 30, 2026.

Undiscounted future minimum operating lease payments and a reconciliation to the amount recorded as operating lease liabilities at June 30, 2026 were as follows:

(Dollars in thousands)
Remaining in 2026	$928
2027	3,682
2028	3,653
2029	3,633
2030	3,426
Thereafter	9,879
Total undiscounted future minimum lease payments	25,201
Discount	(2,461)
Total operating lease liabilities	$22,740

The weighted-average discount rate and remaining lease term for operating leases were as follows:

	June 30, 2026	September 30, 2025
Weighted-average discount rate	2.33%	2.65%
Weighted-average remaining lease term (years)	7.17	7.97

The components of total lease costs for operating leases were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Lease expense	$905	$987	$2,707	$2,904
Short-term and variable lease cost	29	18	86	62
Sublease income	(386)	(350)	(1,197)	(1,053)
Total lease cost for operating leases	$548	$655	$1,596	$1,913

NOTE 9. STOCKHOLDERS' EQUITY

Repurchase of Common Stock. The Company's Board of Directors authorized a share repurchase program to repurchase up to 7,000,000 shares of the Company's outstanding common stock on or before September 30, 2028. During the nine months ended June 30, 2026 and 2025, the Company repurchased 1,810,637 and 1,881,444 shares, respectively, as part of the share repurchase program.

Under the repurchase program, repurchased shares were retired and designated as authorized but unissued shares. The Company accounts for repurchased shares using the par value method under which the repurchase price is credited to paid-in capital up to the par value of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. As of June 30, 2026, 3,127,179 shares of common stock remained available for repurchase.

For the nine months ended June 30, 2026 and 2025, the Company also repurchased 51,068 and 66,446 shares, or $3.5 million and $4.6 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Retirement of Treasury Stock. The Company accounts for the retirement of repurchased shares, including treasury stock, using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. The Company retired 70,215 and zero shares of common stock held in treasury during the nine months ended June 30, 2026 and 2025, respectively.

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

The following tables show the activity of share awards (including shares of restricted stock subject to vesting, fully-vested restricted stock, RSUs and PSUs) granted, exercised or forfeited under all of the Company's incentive plans during the nine months ended June 30, 2026.

	Number of Shares	Weighted Average Fair Value at Grant
Restricted Stock Awards
Nonvested shares outstanding, September 30, 2025	81,697	$47.77
Granted	13,200	92.85
Vested	(74,103)	54.74
Forfeited or expired	—	—
Nonvested shares outstanding, June 30, 2026	20,794	$51.51
RSUs
Nonvested shares outstanding, September 30, 2025	92,620	$79.19
Granted	129,116	69.72
Vested	(27,903)	79.48
Forfeited or expired	(11,206)	73.42
Nonvested shares outstanding, June 30, 2026	182,627	$72.81
PSUs
PSUs outstanding, September 30, 2025	142,366	$52.59
Granted	49,816	65.74
Adjustment for performance achievement(1)	15,901	38.94
Vested	(71,934)	38.94
Forfeited or expired	—	—
PSUs outstanding, June 30, 2026	136,149	$63.02
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

The Company recognized total stock-based compensation expense of $9.3 million and $7.2 million for the nine months ended June 30, 2026 and 2025, respectively. This expense is recorded primarily within compensation and benefits on the Condensed Consolidated Statements of Operations.

As of June 30, 2026, stock-based compensation expense not yet recognized in income totaled $11.9 million, which is expected to be recognized over a weighted average remaining period of 1.64 years.

NOTE 11. INCOME TAXES

The Company recorded an income tax expense of $24.4 million for the nine months ended June 30, 2026, resulting in an effective tax rate of 15.1%, compared to an income tax expense of $27.0 million, or an effective tax rate of 15.4%, for the nine months ended June 30, 2025. The Company’s effective tax rate was lower than the U.S. statutory rate of 21% primarily because of the effect of investment tax credits during fiscal year 2026. The Company's effective tax rate in the future will depend in part on actual investment tax credits generated from qualified renewable energy property.

The table below compares the income tax expense components for the periods presented.

	Nine Months Ended June 30,
(Dollars in thousands)	2026	2025
Provision at statutory rate	$33,909	$36,547
Tax-exempt income	(442)	(480)
State income taxes	6,266	6,562
Interim period effective rate adjustment	(6,413)	(9,971)
Tax credit investments, net - federal	(8,586)	(3,913)
Research tax credit	(1,303)	(752)
162(m) disallowance	1,427	1,061
Other, net	(432)	(2,088)
Income tax expense	$24,426	$26,966
Effective tax rate	15.1%	15.4%

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

(Dollars in thousands)	Consumer		Commercial		Corporate Services/Other		Consolidated Company
Three Months Ended June 30,	2026	2025	2026	2025	2026	2025	2026	2025
Net interest income (expense)(1)	$61,876	$67,949	$52,191	$51,241	$(1,154)	$3,123	$112,913	$122,313
Noninterest income:
Refund transfer product fees	11,209	9,846	—	—	—	—	11,209	9,846
Refund advance and other tax fee income(1)	696	307	—	—	—	—	696	307
Card and deposit fees	34,371	37,171	192	165	7	6	34,570	37,342
Rental income(1)	—	—	9,363	12,681	244	232	9,607	12,913
Secondary market revenue(1)	1	41	13,968	7,103	—	—	13,969	7,144
Gain (loss) on sale of other(1)	—	—	(51)	330	—	64	(51)	394
Other income(1)	2,583	2,383	2,742	2,023	1,406	1,090	6,731	5,496
Total noninterest income	48,860	49,748	26,214	22,302	1,657	1,392	76,731	73,442
Revenue	$110,736	$117,697	$78,405	$73,543	$503	$4,515	$189,644	$195,755

Nine Months Ended June 30,
Net interest income(1)	$198,951	$224,644	$147,386	$136,521	$11,038	$22,677	$357,375	$383,842
Noninterest income:
Refund transfer product fees	46,353	42,919	—	—	—	—	46,353	42,919
Refund advance and other tax fee income(1)	58,341	49,416	—	—	—	—	58,341	49,416
Card and deposit fees	101,650	96,582	561	599	25	20	102,236	97,201
Rental income(1)	—	—	31,451	39,180	723	642	32,174	39,822
(Loss) on sale of securities(1)	—	—	—	—	—	(22,899)	—	(22,899)
Gain on divestitures(1)	—	—	—	—	—	15,044	—	15,044
Secondary market revenue(1)	1	56	21,699	13,515	—	13,329	21,700	26,900
Gain on sale of other(1)	—	—	1,320	1,487	—	520	1,320	2,007
Other income(1)	5,847	8,403	10,434	6,878	3,269	3,653	19,550	18,934
Total noninterest income	212,192	197,376	65,465	61,659	4,017	10,309	281,674	269,344
Revenue	$411,143	$422,020	$212,851	$198,180	$15,055	$32,986	$639,049	$653,186
(1) These revenues are not within the scope of Topic 606. Additional details are included in other footnotes to the accompanying financial statements. The scope of Topic 606 explicitly excludes net interest income as well as many other revenues for financial assets and liabilities, including loans, leases, and securities.

Following is a discussion of key revenues within the scope of Topic 606. The Company provides services to customers that have related performance obligations that must be completed to recognize revenue. Revenues are generally recognized immediately upon the completion of the service or over time as services are performed. Any services performed over time generally require that the Company renders services each period; therefore, the Company measures progress in completing these services based upon the passage of time. Revenue from contracts with customers did not generate significant contract assets and liabilities for the nine months ended June 30, 2026.

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

The following table presents segment data for the Company:

(Dollars in thousands)	Consumer		Commercial		Corporate Services/Other		Total
Three Months Ended June 30,	2026	2025	2026	2025	2026	2025	2026	2025
Interest and dividend income	$62,531	$69,620	$82,793	$76,738	$(31,291)	$(22,766)	$114,033	$123,592
Interest expense	655	1,671	30,602	25,497	(30,137)	(25,889)	1,120	1,279
Net interest income (expense)	61,876	67,949	52,191	51,241	(1,154)	3,123	112,913	122,313
Provision for (reversal of) credit loss	(6,407)	(2,114)	34,673	11,371	43	21	28,309	9,278
Net interest income after provision for (reversal of) credit loss	68,283	70,063	17,518	39,870	(1,197)	3,102	84,604	113,035
Noninterest income	48,860	49,748	26,214	22,302	1,657	1,392	76,731	73,442
Noninterest expense
Compensation and benefits	7,075	7,183	10,192	11,090	35,094	30,286	52,361	48,559
Building and software	2,930	2,414	2,428	2,350	7,696	5,869	13,054	10,633
Operating lease equipment depreciation	—	—	7,545	11,569	—	—	7,545	11,569
Rate related card expenses	23,253	25,145	—	—	—	—	23,253	25,145
Other card expenses	7,440	11,042	—	—	(22)	10	7,418	11,052
Tax product expenses	2,848	2,744	—	—	—	—	2,848	2,744
Loan expenses	4	3	6,673	3,788	—	—	6,677	3,791
Legal and consulting	587	657	1,238	993	4,297	9,444	6,122	11,094
SG & A intercompany allocations	18,204	17,830	8,703	7,085	(26,907)	(24,915)	—	—
Consumer lending program expenses	105	4,998	—	—	—	—	105	4,998
Other expenses	3,602	2,776	1,207	2,447	4,929	4,514	9,738	9,737
Total noninterest expense	66,048	74,792	37,986	39,322	25,087	25,208	129,121	139,322
Income (loss) before income tax expense	51,095	45,019	5,746	22,850	(24,627)	(20,714)	32,214	47,155

Total assets	328,692	419,654	4,767,308	4,257,971	2,218,373	2,552,219	7,314,373	7,229,844
Total goodwill	87,145	87,145	210,783	210,783	—	—	297,928	297,928
Total deposits	5,720,403	5,823,684	177	87	229,729	181,475	5,950,309	6,005,246

Nine Months Ended June 30,
Interest and dividend income	$212,144	$240,319	$248,091	$224,407	$(94,104)	$(70,774)	$366,131	$393,952
Interest expense	13,193	15,675	100,705	87,886	(105,142)	(93,451)	8,756	10,110
Net interest income	198,951	224,644	147,386	136,521	11,038	22,677	357,375	383,842
Provision for credit loss	19,481	40,349	57,672	22,710	2	146	77,155	63,205
Net interest income after provision for credit loss	179,470	184,295	89,714	113,811	11,036	22,531	280,220	320,637
Noninterest income	212,192	197,376	65,465	61,659	4,017	10,309	281,674	269,344
Noninterest expense
Compensation and benefits	23,748	22,808	32,077	36,640	103,805	90,307	159,630	149,755
Building and software	8,804	7,038	7,171	6,974	21,860	16,634	37,835	30,646
Operating lease equipment depreciation	—	—	26,615	34,775	—	—	26,615	34,775
Rate related card expenses	72,472	79,149	—	—	—	—	72,472	79,149
Other card expenses	22,110	26,570	—	—	1	31	22,111	26,601
Tax product expenses	13,545	12,626	—	—	—	—	13,545	12,626
Loan expenses	1,085	1,127	17,535	10,568	—	—	18,620	11,695
Legal and consulting	1,695	1,789	2,906	2,954	12,406	17,454	17,007	22,197

SG & A intercompany allocations	55,261	52,517	25,460	22,228	(80,721)	(74,745)	—	—
Consumer lending program expenses	381	14,893	—	—	—	—	381	14,893
Other expenses	12,507	11,290	4,037	6,692	15,030	14,977	31,574	32,959
Total noninterest expense	211,608	229,807	115,801	120,831	72,381	64,658	399,790	415,296
Income (loss) before income tax expense	180,054	151,864	39,378	54,639	(57,328)	(31,818)	162,104	174,685

Total assets	328,692	419,654	4,767,308	4,257,971	2,218,373	2,552,219	7,314,373	7,229,844
Total goodwill	87,145	87,145	210,783	210,783	—	—	297,928	297,928
Total deposits	5,720,403	5,823,684	177	87	229,729	181,475	5,950,309	6,005,246

Expenses included in the Other Expenses line represent expenses to the various operating segments such as marketing, data processing, meals and travel, communications, office supplies, seminars and training, dues and subscriptions, regulatory expense, bank service charges, fraud and program losses, charitable giving, and intangible amortization that are included in income (loss) before income tax expense.

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

Derivatives. The Bank's use of derivatives is limited to the Consumer Lending Programs. Under these Programs, the Bank has an agreement with a third party to originate consumer loans that are included in the Bank's held for investment or held for sale portfolios. The third party provides a target return to the Company on the portfolio of loans retained by the Bank and all interest received from borrowers on such loans above the target return and after all charge-offs have been covered is paid to the third party as excess interest and servicing. The primary drivers of the derivative value include the Company's ability to settle the loans at par value and the third party partners' rights of first refusal to purchase loans that the Company intends to sell. The Company estimates the fair value of the derivative instrument using a market approach considering primarily the average interest rate on the underlying loans and the credit spread relative to the risk-free rate in order to validate that the value of the loans is in excess of par and thus the derivative could be settled by either party at no cost. The Company considers this derivative instrument to be within Level 3 of the fair value hierarchy, as it utilizes inputs from sales or securitization transactions involving similar loans. As of June 30, 2026 and September 30, 2025, the Company determined the derivatives had no fair value, respectively, thus eliminating the need for further disclosures regarding Level 3 inputs as outlined in ASC 820.

The following table summarizes the fair values of debt securities AFS and equity securities as they are measured at fair value on a recurring basis.

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2026
Debt securities AFS
Corporate securities	$23,125	$—	$23,125	$—
SBA securities	9,900	—	9,900	—
Obligations of states and political subdivisions	124	—	124	—
Non-bank qualified obligations of states and political subdivisions	171,786	—	171,786	—
Asset-backed securities	108,115	—	108,115	—
Mortgage-backed securities	906,566	—	906,566	—
Total debt securities AFS	$1,219,616	$—	$1,219,616	$—
Common equities and mutual funds(1)	$4,808	$4,808	$—	$—
Non-marketable equity securities(2)	$13,456	$—	$—	$—

September 30, 2025
Debt securities AFS
Corporate securities	$21,250	$—	$21,250	$—
SBA securities	10,769	—	10,769	—
Obligations of states and political subdivisions	162	—	162	—
Non-bank qualified obligations of states and political subdivisions	187,040	—	187,040	—
Asset-backed securities	136,372	—	136,372	—
Mortgage-backed securities	972,250	—	972,250	—
Total debt securities AFS	$1,327,843	$—	$1,327,843	$—
Common equities and mutual funds(1)	$3,787	$3,787	$—	$—
Non-marketable equity securities(2)	$13,237	$—	$—	$—
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at June 30, 2026 and September 30, 2025.
(2) Consists of certain non-marketable equity securities that are measured at fair value using NAV as a practical expedient and are excluded from the fair value hierarchy.

Loans and Leases. The Company does not record loans and leases at fair value on a recurring basis. However, if a loan or lease is individually evaluated for risk of credit loss and repayment is expected to be solely provided by the values of the underlying collateral, the Company measures fair value on a nonrecurring basis. Fair value is determined by the fair value of the underlying collateral less estimated costs to sell. The fair value of the collateral is determined based on the internal estimates and/or assessment provided by third-party appraisers and the valuation relies on discount rates ranging from 3% to 51%.

The following table summarizes the assets of the Company that are measured at fair value in the Condensed Consolidated Statements of Financial Condition on a nonrecurring basis:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2026
Loans and leases, net individually evaluated for credit loss
Commercial finance	$49,087	$—	$—	$49,087
Total loans and leases, net individually evaluated for credit loss	49,087	—	—	49,087
Total	$49,087	$—	$—	$49,087

September 30, 2025
Loans and leases, net individually evaluated for credit loss
Commercial finance	$32,321	$—	$—	$32,321
Total loans and leases, net individually evaluated for credit loss	32,321	—	—	32,321
Total	$32,321	$—	$—	$32,321

	Quantitative Information About Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value at June 30, 2026	Fair Value at September 30, 2025	Valuation Technique	Unobservable Input	Range of Inputs
Loans and leases, net individually evaluated for credit loss	$49,087	$32,321	Market approach	Appraised values(1)	3% - 51%
(1) The Company generally relies on external appraisers to develop this information. Management reduced the appraised value by estimating selling costs and other inputs in a range of 3% to 51%.

Management discloses the estimated fair value of financial instruments, including assets and liabilities on and off the Condensed Consolidated Statements of Financial Condition, for which it is practicable to estimate fair value. These fair value estimates were made at June 30, 2026 and September 30, 2025 based on relevant market information and information about financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, since there is no active market for certain financial instruments of the Company, the estimates of fair value are subjective in nature, involve uncertainties, and include matters of significant judgment. Changes in assumptions as well as tax considerations could significantly affect the estimated values. Accordingly, the aggregate fair value estimates are not intended to represent the underlying value of the Company, on either a going concern or a liquidation basis.

The following tables present the carrying amount and estimated fair value of the financial instruments held by the Company:

	June 30, 2026
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$149,412	$149,412	$149,412	$—	$—
Debt securities available for sale	1,219,616	1,219,616	—	1,219,616	—
Debt securities held to maturity	27,101	23,273	—	23,273	—
Common equities and mutual funds(1)	4,808	4,808	4,808	—	—
Non-marketable equity securities(1)(2)	23,752	23,752	—	10,296	—
Loans held for sale	97,288	97,288	—	97,288	—
Loans and leases	5,104,580	5,023,814	—	—	5,023,814
Federal Reserve Bank and Federal Home Loan Bank stocks	30,915	30,915	—	30,915	—
Accrued interest receivable	36,966	36,966	36,966	—	—
Financial liabilities
Deposits	5,950,309	5,950,224	5,947,668	2,556	—
Overnight federal funds purchased	167,500	167,500	167,500	—	—
Other short- and long-term borrowings	33,533	34,023	—	34,023	—
Accrued interest payable	712	712	712	—	—
(1) Equity securities at fair value are included within other assets on the Condensed Consolidated Statements of Financial Condition at June 30, 2026.
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

NOTE 15. SUBSEQUENT EVENTS

Management has evaluated subsequent events that occurred after June 30, 2026. During this period, up to the filing date of this Quarterly Report on Form 10-Q, management did not identify any material subsequent events that would require recognition or disclosure in our Condensed Consolidated Financial Statements as of or for the quarter ended June 30, 2026.

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

You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” "target," or the negative of those terms, or other words of similar meaning or similar expressions. You should carefully read statements that contain these words because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements are based on information currently available to us and assumptions about future events, and include statements with respect to the Company’s beliefs, expectations, estimates, and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control. Such risks, uncertainties and other factors may cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Such statements address, among others, the following subjects: future operating results, including our performance expectations; progress on key strategic initiatives; expected results of our partnerships; impacts of our improved data analytics, underwriting, and monitoring processes; expectations with respect to credit performance; expected nonperforming loan resolutions and net charge-off rates; the performance of our securities portfolio; customer retention; loan and other product demand; new products and services; credit quality; the level of net charge-offs and the adequacy of the allowance for credit losses; and technology, including impacts of technology investments. The following factors, among others, could cause the Company's financial performance and results of operations to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: maintaining our executive management team; expected growth opportunities may not be realized or may take longer to realize than expected; our ability to successfully implement measures designed to reduce expenses and increase efficiencies; changes in trade, monetary, and fiscal policies and laws, including actual changes in interest rates and the Fed Funds rate and changes in international trade policies, tariffs and treaties affecting imports and exports, and their related impacts on macroeconomic conditions, customer behavior, funding costs and loan and securities portfolios; changes in tax laws; trade disputes, barriers to trade or the emergence of trade restrictions; the strength of the United States' economy, and the local economies in which the Company operates; adverse developments in the financial services industry generally such as bank failures, responsive measures to mitigate and manage such developments, related supervisory and regulatory actions and costs, and related impacts on customer behavior; inflation, market, and monetary fluctuations; our liquidity and capital positions, including the sufficiency of our liquidity; the timely and efficient development of new products and services offered by the Company or its strategic partners, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value and acceptance of these products and services by users; the Bank's ability to maintain its Durbin Amendment exemption; the risks of dealing with or utilizing third parties, including, in connection with the Company’s prepaid card and tax refund advance businesses; the risk of reduced volume of refund advance loans as a result of reduced customer demand for or usage of the Bank’s strategic partners’ refund advance products; our relationship with, and any actions which may be initiated by, our regulators, and any related increases in compliance and other costs; changes in financial services laws and regulations, including laws and regulations relating to the tax refund industry; technological changes, including, but not limited to, the protection of our electronic systems and information; the impact of acquisitions and divestitures; litigation risk; the growth of the Company’s business, as well as expenses related thereto; continued maintenance by the Bank of its status as a well-capitalized institution; changes in consumer borrowing, spending, and saving habits; losses from fraudulent or illegal activity; technological risks and developments and cyber threats, attacks, or events; emerging external focus among regulators and other officials related to risks in connection with the development and use of artificial intelligence; the success of the Company at maintaining its high quality asset level and managing and collecting assets of borrowers in default should problem assets increase; and the potential adverse effects of unusual and infrequently occurring events, including the impact on financial markets from geopolitical conflicts, government shutdowns, weather-related disasters, or public health events, such as pandemics, and any governmental or societal responses thereto.

The foregoing list of factors is not exclusive. We caution you not to place undue reliance on these forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q speak only as of the date hereof. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Additional discussions of factors affecting the Company’s business and prospects are reflected under the caption “Risk Factors” and in other sections of the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended September 30, 2025, and in the Company's other filings made with the SEC. The Company expressly disclaims any intent or obligation to update, revise, or clarify any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company or its subsidiaries, whether as a result of new information, changed circumstances, or future events or for any other reason, except as required by applicable law.

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

The following discussion focuses on the consolidated financial condition of the Company at June 30, 2026, compared to September 30, 2025, and the consolidated results of operations for the three and nine months ended June 30, 2026 and 2025. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the fiscal year ended September 30, 2025 and the related management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

EXECUTIVE SUMMARY

Company Highlights

•In April 2026, the Company released its 2025 Impact Report. The report highlights Pathward's deep partner expertise in enabling inclusive banking, payments, lending and tax solutions nationwide, while making progress on the Company's sustainability efforts.

Financial Highlights for the 2026 Fiscal Third Quarter

All highlights are compared to the same fiscal quarter in the prior year period.

•Interest income from commercial finance loans increased by $6.1 million.

•Total noninterest income increased 4%, or $3.3 million, as a result of strong secondary market revenue generation.

•Noninterest expense decreased 7% as a result of disciplined expense management while the Company continued to make strategic investments across people, processes, and technology in order to execute on its long-term strategy.

•New loan originations increased from $1.10 billion to $1.86 billion, primarily driven by an increase in consumer loan originations resulting from a new contract announced during fiscal 2025 and growth with current partners.

•The Company repurchased 303,632 shares of common stock at an average share price of $92.18. As of June 30, 2026, there were 3,127,179 shares available for repurchase under the current common stock share repurchase program.

Tax Season

All reported numbers are for the nine months ended June 30, 2026 and are compared to the same fiscal period in the prior year.

The Tax Services business saw strong performance during fiscal 2026 as a result of significant work to grow the business, increase market share and evolve the underwriting model. Total tax services product revenue was $107.7 million, an increase of 13% compared to the prior year. This was driven by increases in refund advance and refund transfer product fees. Total tax services product fee income increased by $12.4 million and net interest income on tax services loans increased $0.2 million. Total tax services product expense increased $0.9 million.

Provision for credit losses for the tax services portfolio decreased $5.7 million as a result of the continued work on enhancing underwriting models and data analytics capabilities.

Total tax services product income, net of losses and direct product expenses, increased 29% to $77.1 million from $59.8 million.

FINANCIAL CONDITION

At June 30, 2026, the Company’s total assets increased to $7.31 billion compared to $7.17 billion at September 30, 2025, primarily due to growth of $442.9 million in loans and leases, partially offset by reductions of $108.2 million in debt securities AFS, $82.1 million in loans held for sale, $78.7 million in other assets, and an increase of $56.5 million in allowance for credit losses.

Total cash and cash equivalents were $149.4 million at June 30, 2026, increasing from $120.6 million at September 30, 2025. The Company maintains its cash investments primarily in interest-bearing overnight deposits with the FHLB of Des Moines and the FRB. At June 30, 2026, the Company did not have any federal funds sold.

The Company's investment security balances at June 30, 2026 totaled $1.25 billion, as compared to $1.36 billion at September 30, 2025, due to principal pay downs. The Company’s portfolio of securities customarily consists primarily of MBS, which have expected lives much shorter than the stated final maturity, non-bank qualified obligations of states and political subdivisions, which mature in approximately 15 years or less, and other tax exempt municipal mortgage related pass through securities which have average lives much shorter than their stated final maturities. During the nine months ended June 30, 2026, the Company made no purchases of investment securities.

Through the Bank, the Company owns stock in the FHLB due to the Bank’s membership and participation in this banking system as well as stock in the FRB. The FHLB requires a level of stock investment based on a pre-determined formula. The Company’s investment in these stocks was $30.9 million at June 30, 2026 and $24.7 million at September 30, 2025, as purchases of FHLB membership stock were partially offset by redemptions during the nine months ended June 30, 2026.

Loans held for sale at June 30, 2026 totaled $97.3 million, decreasing from $179.4 million at September 30, 2025. This decrease was primarily driven by the sale of the consumer finance portfolio in October 2025, partially offset by an increase in SBA/USDA loans held for sale.

Total gross loans and leases totaled $5.11 billion at June 30, 2026, as compared to $4.66 billion at September 30, 2025. The increase was driven by growth across all portfolios, primarily within commercial finance. See Note 4. Loans and Leases, Net to the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Commercial finance loans, which comprised 85% of the Company's loan and lease portfolio, totaled $4.32 billion at June 30, 2026, reflecting an increase of $398.8 million, or 10%, from September 30, 2025. The increase was primarily driven by an increase of $364.4 million in term lending and $104.4 million in asset-based lending, partially offset by a decrease of $100.4 million in other commercial finance. These changes are primarily the result of the Company's efforts to optimize the balance sheet.

Total end-of-period deposits increased 1% to $5.95 billion at June 30, 2026, from $5.89 billion at September 30, 2025, primarily driven by an increase in noninterest-bearing deposits of $84.7 million, partially offset by a decrease in money market deposits of $44.2 million.

The Company's total borrowings increased from $42.5 million at September 30, 2025 to $201.0 million at June 30, 2026, driven by an increase in short-term borrowings of $158.5 million. The Company's short-term borrowings fluctuate on a daily basis due to the nature of a portion of its noninterest-bearing deposit base.

At June 30, 2026, the Company’s stockholders’ equity totaled $851.1 million, a decrease of $6.3 million, from $857.5 million at September 30, 2025. The decrease was primarily attributable to a decrease in retained earnings, partially offset by an increase in additional paid-in capital and a decrease in accumulated other comprehensive loss. The Company and Bank remained above the federal regulatory minimum capital requirements at June 30, 2026, and continued to be classified as well-capitalized, and in good standing with the regulatory agencies. See “Liquidity and Capital Resources” for further information.

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

The Company meets the Right of Set off criteria in ASC 210-20, Balance Sheet - Offsetting, for all payments negative deposit balances with the exception of DDA overdrafts. The following table summarizes the Company's negative deposit balances within the Partner Solutions business line:

(Dollars in thousands)	June 30, 2026	September 30, 2025
Noninterest-bearing deposits	$5,991,476	$5,886,873
Prefunding	(255,095)	(245,841)
Discount funding	(12,224)	(3,501)
DDA overdrafts	(19,857)	(17,977)
Noninterest-bearing checking, net	$5,704,300	$5,619,554

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

As of June 30, 2026, the Company managed $575.0 million of customer deposits at other banks in its capacity as custodian. These deposits provide the Company with the ability to earn servicing fee income, typically reflective of the EFFR.

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

	Three Months Ended June 30,
	2026			2025
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)
Interest-earning assets:
Cash and fed funds sold	$326,147	$1,963	2.41%	$281,545	$2,326	3.31%
Mortgage-backed securities	1,077,514	7,396	2.75%	1,198,015	8,337	2.79%
Tax-exempt investment securities	102,169	724	3.60%	113,886	782	3.49%
Asset-backed securities	121,341	1,363	4.50%	152,635	1,968	5.17%
Other investment securities	166,454	1,298	3.13%	179,942	1,413	3.15%
Total investments	1,467,478	10,781	3.00%	1,644,478	12,500	3.10%
Commercial finance	4,289,858	82,791	7.74%	3,717,018	76,736	8.28%
Consumer finance	121,678	5,156	17.00%	268,132	16,791	25.12%
Tax services	41,206	45	0.44%	43,035	48	0.45%
Warehouse finance	629,727	13,297	8.47%	648,059	15,191	9.40%
Total loans and leases	5,082,469	101,289	7.99%	4,676,244	108,766	9.33%
Total interest-earning assets	6,876,094	$114,033	6.66%	6,602,267	$123,592	7.52%
Noninterest-earning assets	532,081			567,794
Total assets	$7,408,175			$7,170,061

Interest-bearing liabilities:
Interest-bearing checking	$2,375	$—	0.02%	$1,196	$—	0.06%
Savings	50,792	4	0.03%	53,450	4	0.03%
Money markets	188,249	120	0.26%	171,503	264	0.62%
Time deposits	2,640	6	0.91%	2,855	7	1.03%
Wholesale deposits	1,060	10	3.62%	1,035	12	4.56%
Total interest-bearing deposits (a)	245,116	140	0.23%	230,039	287	0.50%
Overnight fed funds purchased	39,743	369	3.72%	31,365	360	4.61%
Subordinated debentures	19,855	357	7.21%	19,753	355	7.21%
Other borrowings	13,661	254	7.45%	13,661	277	8.13%
Total borrowings	73,259	980	5.36%	64,779	992	6.14%
Total interest-bearing liabilities	318,375	1,120	1.41%	294,818	1,279	1.74%
Noninterest-bearing deposits (b)	5,928,352	—	—%	5,772,508	—	—%
Total deposits and interest-bearing liabilities	6,246,727	$1,120	0.07%	6,067,326	$1,279	0.08%
Other noninterest-bearing liabilities	315,151			304,786
Total liabilities	6,561,878			6,372,112
Shareholders' equity	846,297			797,949
Total liabilities and shareholders' equity	$7,408,175			$7,170,061
Net interest income and net interest rate spread including noninterest-bearing deposits		$112,913	6.59%		$122,313	7.44%

Net interest margin			6.59%			7.43%
Tax-equivalent effect			0.01%			0.01%
Net interest margin, tax-equivalent(2)			6.60%			7.44%

Total cost of deposits (a+b)	6,173,468	140	0.01%	6,002,547	287	0.02%
(1) Tax rate used to arrive at the TEY for the three months ended June 30, 2026 and 2025 was 21%.
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

	Nine Months Ended June 30,
	2026			2025
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)	Average Outstanding Balance	Interest Earned / Paid	Yield / Rate(1)
Interest-earning assets:
Cash and fed funds sold	$406,079	$8,648	2.85%	$480,149	$13,673	3.81%
Mortgage-backed securities	1,100,037	22,798	2.77%	1,249,651	25,903	2.77%
Tax-exempt investment securities	104,704	2,205	3.56%	117,203	2,424	3.50%
Asset-backed securities	129,966	4,609	4.74%	173,876	6,800	5.23%
Other investment securities	169,977	3,978	3.13%	207,429	4,782	3.08%
Total investments	1,504,684	33,590	3.04%	1,748,159	39,909	3.10%
Commercial finance	4,175,821	248,086	7.94%	3,667,552	224,402	8.18%
Consumer finance	155,980	21,800	18.69%	293,289	59,107	26.94%
Tax services	233,408	12,701	7.28%	210,443	12,093	7.68%
Warehouse finance	635,131	41,306	8.70%	630,082	44,768	9.50%
Total loans and leases	5,200,340	323,893	8.33%	4,801,366	340,370	9.48%
Total interest-earning assets	7,111,103	$366,131	6.90%	7,029,674	$393,952	7.50%
Noninterest-earning assets	608,674			603,147
Total assets	$7,719,777			$7,632,821

Interest-bearing liabilities:
Interest-bearing checking	$2,276	$—	0.02%	$1,441	$1	0.07%
Savings	48,414	11	0.03%	50,652	11	0.03%
Money markets	203,512	427	0.28%	177,067	918	0.69%
Time deposits	2,639	18	0.91%	3,759	13	0.45%
Wholesale deposits	143,438	4,164	3.88%	124,695	4,206	4.51%
Total interest-bearing deposits (a)	400,279	4,620	1.54%	357,614	5,147	1.92%
Overnight fed funds purchased	75,311	2,279	4.05%	83,898	3,035	4.84%
Subordinated debentures	19,830	1,070	7.22%	19,728	1,064	7.21%
Other borrowings	13,661	787	7.70%	13,661	864	8.46%
Total borrowings	108,802	4,136	5.08%	117,287	4,963	5.66%
Total interest-bearing liabilities	509,081	8,756	2.30%	474,901	10,110	2.85%
Noninterest-bearing deposits (b)	6,052,744	—	—%	6,060,053	—	—%
Total deposits and interest-bearing liabilities	6,561,825	$8,756	0.18%	6,534,954	$10,110	0.21%
Other noninterest-bearing liabilities	314,203			311,721
Total liabilities	6,876,028			6,846,675
Shareholders' equity	843,749			786,146
Total liabilities and shareholders' equity	$7,719,777			$7,632,821
Net interest income and net interest rate spread including noninterest-bearing deposits		$357,375	6.72%		$383,842	7.29%

Net interest margin			6.72%			7.30%
Tax-equivalent effect			0.01%			0.01%
Net interest margin, tax-equivalent(2)			6.73%			7.31%

Total cost of deposits (a+b)	6,453,023	4,620	0.14%	6,417,667	5,147	0.16%
(1) Tax rate used to arrive at the TEY for the nine months ended June 30, 2026 and 2025 was 21%.
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

General
The Company reported net income of $29.0 million, or earnings per diluted share of $1.37, for the three months ended June 30, 2026, compared to net income of $42.1 million, or earnings per diluted share of $1.81, for the three months ended June 30, 2025.

The Company reported net income of $137.0 million, or earnings per diluted share of $6.29, for the nine months ended June 30, 2026, compared to net income of $147.1 million, or earnings per diluted share of $6.17, for the nine months ended June 30, 2025.

Net Interest Income
Net interest income for the third quarter of fiscal 2026 was $112.9 million, a decrease of 8% compared to the same quarter in fiscal 2025. The decrease was primarily driven by an $11.6 million reduction in interest income on the consumer finance portfolio. Interest income on the consumer finance portfolio was impacted by the sale of a portfolio in October 2025 that was previously accounted for using a gross accounting methodology, and therefore, recorded at higher yields with offsetting entries not included in net interest income. Partially offsetting that decrease, interest income from commercial finance loans and leases increased $6.1 million year-over-year as the Company continues to have strong originations.

For the nine months ended June 30, 2026, net interest income was $357.4 million, a decrease of 7% compared to the same period in the prior fiscal year.

The Company’s average interest-earning assets for the third quarter of fiscal 2026 increased by $273.8 million to $6.88 billion compared to the same quarter in fiscal 2025 due to increases in the average outstanding balances in total loans and leases and cash and fed funds sold. The increase was partially offset by a decrease in the average outstanding balance of total investments. The third quarter average outstanding balance of loans and leases increased $406.2 million compared to the same quarter of the prior fiscal year due to an increase in the commercial finance portfolio, partially offset by decreases in the consumer finance portfolio and warehouse finance portfolio.

Fiscal 2026 third quarter NIM decreased to 6.59% from 7.43% in the third fiscal quarter of 2025 primarily due to the aforementioned sale of the consumer finance portfolio in October 2025. The overall reported tax-equivalent yield (“TEY”) on average interest-earning assets decreased 86 basis points to 6.66% compared to the prior year quarter. The yield on the loan and lease portfolio was 7.99% compared to 9.33% for the comparable period last year and the TEY on the securities portfolio was 3.00% compared to 3.10% over that same period. The decreases in the TEY on average interest-earning assets and the yield on the loan and lease portfolio were also primarily driven by the aforementioned sale of the consumer finance portfolio.

For the nine months ended June 30, 2026, NIM was 6.72%, a decrease of 58 basis points from 7.30% compared to the same period in the prior fiscal year.

The Company's cost of funds for all deposits and borrowings averaged 0.07% during the fiscal 2026 third quarter, as compared to 0.08% during the prior year quarter. The Company's overall cost of deposits was 0.01% in the fiscal third quarter of 2026, as compared to 0.02% during the prior year quarter.

Provision for Credit Loss
The Company recognized a provision for credit losses of $28.3 million for the quarter ended June 30, 2026, compared to $9.3 million for the comparable period in the prior fiscal year. The year-over-year increase was primarily due to increases in the commercial finance portfolio provision of $22.6 million, partially offset by decreases in the consumer finance portfolio provision of $3.0 million and in the tax services portfolio provision of $1.3 million. The increase in the provision in the commercial finance portfolio was primarily driven by specific reserves on two loans and an increase in the current expected credit loss ("CECL") reserve.

The Company recognized net charge-offs of $16.0 million for the quarter ended June 30, 2026, of which $15.9 million was attributable to the commercial finance portfolio. Net charge-offs of $6.1 million for the quarter ended June 30, 2025, comprised of $5.8 million within the consumer finance portfolio and $1.7 million within the commercial finance portfolio, while net recoveries of $1.4 million were recognized in the seasonal tax services portfolio.

The Company recognized a provision for credit losses of $77.2 million for the nine months ended June 30, 2026, compared to $63.2 million for the comparable period in the prior fiscal year. The increase was primarily due to an increase in provision for credit losses in the commercial finance portfolio of $34.1 million, partially offset by a decrease in the consumer finance portfolio provision of $15.2 million. The Company recognized net charge-offs of $19.7 million for the nine months ended June 30, 2026, compared to net charge-offs of $28.8 million for the nine months ended June 30, 2025. Net charge-offs attributable to the commercial finance portfolio and the consumer finance portfolio for the nine months ended June 30, 2026 were $29.1 million and $3.7 million, respectively, while net recoveries of $13.1 million were recognized in the tax services portfolio. Net charge-offs attributable to the commercial finance portfolio and the consumer finance portfolio were $16.6 million and $19.8 million, respectively, for the same nine months of the prior year, while net recoveries of $7.7 million were recognized in the tax services portfolio.

Noninterest Income
Fiscal 2026 third quarter noninterest income increased 4% to $76.7 million, compared to $73.4 million for the same period of the prior year. The increase was driven by increases in secondary market revenue as the Company was able to catch up on sales as government agencies cleared earlier-year backlogs, higher refund transfer product fees, and other income. This was partially offset by decreases in rental income and card and deposit fees.

Servicing fee income on custodial deposits totaled $7.5 million during the 2026 fiscal third quarter, as compared to $7.9 million for the same period of the prior year.

Noninterest income for the nine months ended June 30, 2026 increased to $281.7 million from $269.3 million for the same period of the prior year.

Noninterest Expense
Noninterest expense decreased 7% to $129.1 million in the third quarter of fiscal 2026, compared to $139.3 million for the same quarter last year. The decrease was primarily attributable to reductions in card processing expense and lower legal and consulting expense. These decreases were partially offset by increases in compensation and benefits and building and software expenses that directly correlate to the execution of the Company's long-term strategy, particularly investments in people, processes, and technology.

Card processing expense is primarily driven by rate-related agreements with Partner Solutions relationships and subject to deposit levels, floor rates, market conditions, and other performance conditions. Generally, this rate index is based on a percentage of the EFFR and reprices immediately upon a change in the EFFR. Approximately 68% of the deposit portfolio was subject to these rate-related processing expenses during the fiscal 2026 third quarter. For the fiscal quarter ended June 30, 2026, contractual, rate-related processing expense was $23.3 million, as compared to $25.1 million for the fiscal quarter ended June 30, 2025.

Noninterest expense for the nine months ended June 30, 2026 decreased to $399.8 million from $415.3 million for the same period of the prior year.

Income Tax Expense
The Company recorded an income tax expense of $3.1 million, representing an effective tax rate of 9.5%, for the fiscal 2026 third quarter, compared to an income tax expense of $4.8 million, representing an effective tax rate of 10.2%, for the third quarter last fiscal year. The current quarter decrease in income tax expense compared to the prior year quarter was primarily driven by a decrease in income.

The Company originated $5.3 million in renewable energy leases during the fiscal 2026 third quarter, resulting in $1.4 million in total net investment tax credits. During the third quarter of fiscal 2025, the Company originated $2.1 million in renewable energy leases resulting in $0.2 million in total net investment tax credits. For the nine months ended June 30, 2026, the Company originated $32.9 million in renewable energy leases, compared to $13.3 million for the comparable prior year period. Investment tax credits related to renewable energy leases are recognized ratably based on income throughout each fiscal year.

The Company recorded an income tax expense of $24.4 million, representing an effective tax rate of 15.1% for the nine months ended June 30, 2026, compared to an income tax expense of $27.0 million, or an effective tax rate of 15.4%, for the nine months ended June 30, 2025.

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

The Company believes that the level of allowance for credit losses at June 30, 2026 was appropriate and reflected probable losses related to these loans and leases; however, there can be no assurance that all loans and leases will be fully collectible or that the present level of the allowance will be adequate in the future. See the section below titled “Allowance for Credit Losses” for further information.

The table below sets forth the amounts and categories of the Company's nonperforming assets.

(Dollars in thousands)	June 30, 2026	September 30, 2025
Nonperforming Loans and Leases
Nonaccruing loans and leases:
Commercial finance	$255,365	$81,416
Total nonaccruing loans and leases	255,365	81,416

Accruing loans and leases delinquent 90 days or more:
Loans held for sale	—	1,521
Commercial finance	15,711	12,900
Consumer finance	3,998	826
Tax services(1)	—	2,477
Total accruing loans and leases delinquent 90 days or more	19,709	17,724
Total nonperforming loans and leases	275,074	99,140

Other Assets
Nonperforming operating leases	2,405	2,571
Total other assets	2,405	2,571
Total nonperforming assets	$277,479	$101,711
Total as a percentage of total assets	3.79%	1.42%
(1) Certain tax services loans do not bear interest.

The Company's nonperforming assets at June 30, 2026 were $277.5 million, representing 3.79% of total assets, compared to $101.7 million, or 1.42% of total assets at September 30, 2025. The increase in the nonperforming assets as a percentage of total assets at June 30, 2026 compared to September 30, 2025, was driven by an increase in nonperforming loans in the commercial finance and consumer finance portfolios.

The Company's nonperforming loans and leases at June 30, 2026 were $275.1 million, representing 5.28% of total gross loans and leases, compared to $99.1 million, or 2.05% of total gross loans and leases at September 30, 2025. The primary reason for the increase in nonperforming commercial finance loans was related to certain renewable energy construction projects with a common developer. The Company continues to work with other parties in these projects to bring them to completion.

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

On the basis of management’s review of its loans, leases, and other assets, at June 30, 2026, the Company had classified loans and leases of $370.3 million as substandard, $21.2 million as doubtful and none as loss. At September 30, 2025, the Company classified loans and leases of $244.9 million as substandard, $13.7 million as doubtful and none as loss.

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

The Company's ACL totaled $109.8 million at June 30, 2026, an increase compared to $53.3 million at September 30, 2025. The increase in the ACL at June 30, 2026, when compared to September 30, 2025, was primarily due to increases of $30.1 million in the allowance related to the seasonal tax services portfolio and $27.6 million in the allowance related to the commercial finance portfolio. The increase in the ACL in the commercial finance portfolio was primarily driven by specific reserves on two loans and an increase in the CECL reserve.

The following table presents the Company's ACL as a percentage of its total loans and leases.

	As of the Period Ended
	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Commercial finance	1.71%	1.36%	1.16%	1.18%	1.27%
Consumer finance	5.23%	7.25%	6.85%	6.88%	11.69%
Tax services	86.66%	58.63%	1.71%	—%	81.32%
Warehouse finance	0.10%	0.10%	0.10%	0.10%	0.10%
Total loans and leases	2.15%	2.02%	1.18%	1.14%	2.23%
Total loans and leases excluding tax services	1.57%	1.31%	1.17%	1.14%	1.60%

The Company's ACL as a percentage of total loans and leases increased to 2.15% at June 30, 2026 from 1.14% at September 30, 2025 and decreased from 2.23% at June 30, 2025. The increase in the total loans and leases coverage ratio from September 30, 2025 was primarily driven by increases in the ACL related to the commercial finance portfolio and the tax services portfolio. The year-over-year decrease in the total loans and leases coverage ratio was primarily driven by the decrease in the ACL related to the decrease in the consumer finance portfolio due to the loan sale within the consumer finance portfolio in October 2025. The year-over-year decrease in the total loans and leases coverage ratio was partially offset by an increase in the ACL related to the commercial finance portfolio.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within these financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Management has identified its critical accounting policies, which are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations. These policies involve complex and subjective decisions and assessments. Some of these estimates may be uncertain at the time they are made, could change from period to period, and could have a material impact on the financial statements. A discussion of the Company’s critical accounting policies and estimates can be found in the Company's Form 10-K for the year ended September 30, 2025. There were no significant changes to these critical accounting policies and estimates during the first nine months of fiscal 2026.

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

At June 30, 2026, the Company had unfunded loan and lease commitments of $1.72 billion. Management believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs. The liquidity sources as of June 30, 2026 include $149.4 million in cash and cash equivalents and $575.0 million in custodial deposits. When factoring in additional resources, such as the Federal Home Loan Bank, the Federal Reserve Discount Window and other unsecured funding and wholesale options, the Company has over $2.71 billion in total available liquidity as of June 30, 2026. Due to the characteristics of the Company's deposit portfolio, uninsured deposits remained less than 15% of total deposits during the fiscal 2026 third quarter and below the Company's available liquidity.

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

The Capital Rules require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined). At June 30, 2026, the Company and the Bank exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements. The Company and the Bank took the AOCI opt-out election; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components.

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

	Company	Bank	Minimum to be Adequately Capitalized Under Prompt Corrective Action Provisions	Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2026
Tier 1 leverage capital ratio	9.66%	9.91%	4.00%	5.00%
Common equity Tier 1 capital ratio	11.51	12.05	4.50	6.50
Tier 1 capital ratio	11.74	12.05	6.00	8.00
Total capital ratio	13.33	13.31	8.00	10.00
September 30, 2025
Tier 1 leverage capital ratio	9.79%	10.00%	4.00%	5.00%
Common equity Tier 1 capital ratio	12.70	13.23	4.50	6.50
Tier 1 capital ratio	12.95	13.23	6.00	8.00
Total capital ratio	14.27	14.19	8.00	10.00

The following table provides a reconciliation of the amounts included in the table above for the Company.

	Standardized Approach(1)
(Dollars in thousands)	June 30, 2026	September 30, 2025
Total stockholders' equity	$851,146	$857,454
Adjustments:
LESS: Goodwill, net of associated deferred tax liabilities	284,105	285,158
LESS: Certain other intangible assets	18,699	18,077
LESS: Net deferred tax assets from operating loss and tax credit carry-forwards	785	5,733
LESS: Net unrealized (losses) on available for sale securities	(138,411)	(143,190)
LESS: Noncontrolling interest	245	(591)
ADD: Adoption of Accounting Standards Update 2016-13	—	1,788
Common Equity Tier 1(1)	685,723	694,055
Long-term borrowings and other instruments qualifying as Tier 1	13,661	13,661
Tier 1 minority interest not included in common equity Tier 1 capital	115	(307)
Total Tier 1 capital	699,499	707,409
Allowance for credit losses	74,916	52,455
Subordinated debentures, net of issuance costs	19,872	19,796
Total capital	$794,287	$779,660
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

CONTRACTUAL OBLIGATIONS

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations" in the Company’s Form 10-K for its fiscal year ended September 30, 2025 for a summary of our contractual obligations as of September 30, 2025. There were no material changes outside the ordinary course of our business in contractual obligations from September 30, 2025 through June 30, 2026.

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

The EAR analysis used in the following table reflects the required analysis used no less than quarterly by management. It models basis point parallel shifts in market interest rates over the next one-year period. The following table shows the results of the scenarios as of June 30, 2026 and September 30, 2025:

Net Sensitive Earnings at Risk
		Change in Interest Income/Expense for a given change in interest rates
		Over/(Under) Base Case Parallel Shift
(Dollars in Thousands)	Book Value	-200	-100	Base	+100	+200
Balances as of June 30, 2026
Total interest income	6,587,243	415,347	434,730	460,330	497,560	535,567
Total interest expense	413,509	3,862	5,571	7,281	10,235	13,441
Net interest income		411,485	429,159	453,049	487,325	522,126

Percentage change from base		-9.2%	-5.3%	—%	7.6%	15.2%

Balances as of September 30, 2025
Total interest income	6,309,960	415,683	433,904	462,434	494,959	527,497
Total interest expense	276,393	813	915	1,317	3,226	5,138
Net interest income		414,870	432,989	461,117	491,733	522,359

Percentage change from base		-10.0%	-6.1%	—%	6.6%	13.3%

The EAR analysis reported at June 30, 2026, shows that changes in market interest rates have a larger impact on total interest income than total interest expense. IRR is a snapshot in time. The Company’s business and deposits are predictably cyclical on a weekly, monthly and yearly basis. The Company’s static IRR results could vary depending on which day of the week the month ends, primarily related to payroll processing and timing of when certain programs are prefunded and when the funds are received.

Under EVE analysis, the economic value of financial assets, liabilities and off-balance sheet instruments is derived under each rate scenario. The economic value of equity is calculated as the difference between the estimated market value of assets and liabilities, net of the impact of off-balance sheet instruments.

The EVE analysis used in the following table reflects the required analysis used no less than quarterly by management. It models immediate basis point parallel shifts in market interest rates. The following table shows the results of the scenario as of June 30, 2026 and September 30, 2025:

Economic Value Sensitivity
	Standard (Parallel Shift)
	Economic Value of Equity at Risk %
	-200	-100	+100	+200
Balances as of June 30, 2026
Percentage change from base	-6.2%	-2.9%	2.2%	3.9%

Balances as of September 30, 2025
Percentage change from base	-6.5%	-2.6%	1.6%	2.8%

The EVE at risk reported at June 30, 2026, shows that the economic value of equity position is expected to benefit from rising interest rates due to the large amount of noninterest-bearing funding.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management evaluated the Company's disclosure controls and procedures. The evaluation was performed under the direction of the Company's Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of June 30, 2026, of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were effective. This conclusion was reached following management's remediation of the material weakness in internal control over financial reporting described in Item 9A of Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended September 30, 2024 filed with the SEC on August 29, 2025, and management's determination, based on testing, that the related controls were operating effectively.

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

REMEDIATION OF PREVIOUSLY IDENTIFIED MATERIAL WEAKNESS

Management, under the oversight of the Audit Committee, completed its remediation of the previously identified material weakness during the quarter ended June 30, 2026. The remediation included the design, implementation, and operation of enhanced controls for a sufficient period of time, as well as management's testing of those controls. Based on the results of that testing, management concluded that the controls are operating effectively and that the material weakness has been remediated as of June 30, 2026.

As part of its remediation efforts, management implemented the following actions:

•The Company engaged a third-party technical accounting consultant to assist with the identification, assessment and accounting and financial reporting impacts for certain consumer lending program agreements in the Consumer Solutions business; and

•The Company designed and implemented an enhanced control over the periodic review and validation of accounting policies and accounting treatment for certain consumer lending program agreements within the Consumer Solutions business to help ensure both the initial and continuing compliance with applicable U.S. GAAP, including consideration of whether engagement with a third-party technical accounting consultant was necessary.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended June 30, 2026, the Company implemented changes to its internal control over financial reporting as part of the remediation of the previously disclosed material weakness. Based on management's testing and evaluation, the Company concluded that the material weakness was remediated as of June 30, 2026.

Other than these remediation activities, there were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the fiscal third quarter of 2026 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.

A description of our risk factors can be found in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. There were no material changes to those risk factors during the nine months ended June 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities.

The Company's Board of Directors authorized a 7,000,000 share repurchase program that was publicly announced on August 25, 2023 and is scheduled to expire September 30, 2028. The table below sets forth information regarding repurchases of our common stock during the fiscal 2026 third quarter.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number Of Shares that may yet be Purchased Under the Plans or Programs
April 1 to 30	244,977	$93.45	244,977	3,185,834
May 1 to 31	58,655	86.86	58,655	3,127,179
June 1 to 30	—	—	—	3,127,179
Total	303,632		303,632
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

Item 5. Other Information.

Adoption or Termination of Trading Arrangements by Directors and Executive Officers

During the fiscal quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the 1934 Act) informed us of the adoption or termination of any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Section 302 certification of Chief Executive Officer.

31.2	Section 302 certification of Chief Financial Officer.

32.1	Section 906 certification of Chief Executive Officer.

32.2	Section 906 certification of Chief Financial Officer.

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Condensed Consolidated Statements of Financial Condition, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements, tagged in summary and in detail.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

PATHWARD FINANCIAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATHWARD FINANCIAL, INC.

Date: August 6, 2026	By:	/s/ Brett L. Pharr
Brett L. Pharr,
Chief Executive Officer and Director

Date: August 6, 2026	By:	/s/ Gregory A. Sigrist
Gregory A. Sigrist,
Executive Vice President and Chief Financial Officer